Form 10-Q
period 1996-06-30
QUEENS COUNTY BANCORP INC
filed 1996-08-07
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         Commission File Number 0-22278

                           QUEENS COUNTY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                  06-1377322
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                   38-25 Main Street, Flushing, New York 11354
                    (Address of principal executive offices)

       (Registrant's telephone number, including area code) (718) 359-6400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                                    5,737,499
                         Number of shares outstanding at
                                 August 1, 1996

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        THREE MONTHS ENDED JUNE 30, 1996

INDEX                                                                               PAGE NO.
- -----                                                                               --------
PART I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

             Consolidated Statements of Condition as of
             June 30, 1996 (unaudited) and December 31,
             1995                                                                      1

             Consolidated Statements  of Income
             for the Three and Six Months Ended June 30, 1996
             and 1995 (unaudited)                                                      2

             Consolidated Statement of Changes in
             Stockholders' Equity for the Six Months
             Ended June 30, 1996 (unaudited)                                           3

             Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 1996 and
             1995 (unaudited)                                                          4

             Notes to Unaudited Consolidated Financial
             Statements                                                                5

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             6

PART II.     OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS                                                        22

Item 2.      CHANGES IN SECURITIES                                                    22

Item 3.      DEFAULTS UPON SENIOR SECURITIES                                          22

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                                                  22

Item 5.      OTHER INFORMATION                                                        23

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                                         23

SIGNATURES                                                                            24

EXHIBITS                                                                              25

                   QUEENS COUNTY BANCORP, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                            JUNE 30,             DEC. 31,
                                                                              1996                 1995
(in thousands)                                                            (unaudited)
- ------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $    18,065        $    25,340
Money market investments                                                        6,000             13,650
Securities held to maturity (estimated market value -
  $77,780 and $78,151, respectively)                                           77,751             78,016
Mortgage-backed securities held to maturity (estimated market
  value - $84,550 and $93,474, respectively)                                   84,497             92,868
Mortgage loans:
  1-4 family                                                                  272,478            288,470
  Multi-family                                                                742,888            641,564
  Commercial real estate                                                       64,144             62,003
  Construction                                                                    940              1,205
                                                                          -----------        -----------
Total mortgage loans                                                        1,080,450            993,242
Other loans                                                                    13,211             13,861
Less:  Unearned loan fees                                                      (1,101)              (941)
       Allowance for loan losses                                               (9,359)           (11,359)
                                                                          -----------        -----------
Loans, net                                                                  1,083,201            994,803
Premises and equipment, net                                                    10,489             10,526
Deferred income taxes, net                                                      4,759              5,822
Other assets (a)                                                               17,519             19,857
                                                                          -----------        -----------
Total assets                                                              $ 1,302,281        $ 1,240,882
                                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  NOW and money market accounts                                           $    72,549        $    75,997
  Savings accounts                                                            284,206            287,577
  Certificates of deposit                                                     597,506            545,771
  Non-interest-bearing accounts                                                22,781             22,795
                                                                          -----------        -----------
Total deposits                                                                977,042            932,140
                                                                          -----------        -----------
Official checks outstanding                                                    17,548             27,846
FHLB borrowings                                                                72,696             46,077
Accounts payable and accrued expenses                                           1,212              1,994
Mortgagors' escrow                                                             11,438              7,804
Other liabilities                                                               6,374              7,391
                                                                          -----------        -----------
Total liabilities                                                           1,086,310          1,023,252
                                                                          -----------        -----------
Stockholders' equity:
Preferred stock at par $0.01 (5,000,000 shares authorized;
  none issued)                                                                   --                 --
Common stock at par $0.01 (30,000,000 shares authorized;
  6,882,641 shares issued; 6,034,825 and 6,294,300 shares                          69                 69
  outstanding at June 30, 1996 and December 31, 1995, respectively)
Paid-in capital in excess of par                                              113,323            112,111
Retained earnings (substantially restricted)                                  149,312            140,969
Less:  Treasury stock (847,816 and 588,341 shares, respectively)              (28,104)           (16,659)
        Unallocated common stock held by ESOP                                 (16,560)           (16,249)
        Unearned common stock held by RRPs                                     (2,069)            (2,611)
                                                                          -----------        -----------
Total stockholders' equity                                                    215,971            217,630
                                                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,302,281        $ 1,240,882
                                                                          ===========        ===========

(a) Includes a net balance of approximately $1.0 million and $5.2 million, primarily in cash items, reclassified as a result of the seizure of Nationar by the New York State Banking Department during the first quarter of 1995.

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                               FOR THE                  FOR THE
                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
(in thousands, except per share data)                      1996        1995         1996         1995
- --------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Mortgage and other loans                              $ 22,608      $19,749     $ 44,310      $39,326
  Securities held to maturity                              1,019        1,215        2,072        2,369
  Mortgage-backed securities held to maturity              1,353        1,617        2,783        3,236
  Money market investments                                    85           68          414          241
                                                        --------      -------     --------      -------
Total interest income                                     25,065       22,649       49,579       45,172
                                                        --------      -------     --------      -------
INTEREST EXPENSE:
  NOW and money market accounts                              511          575        1,054        1,153
  Savings accounts                                         1,694        1,826        3,399        3,694
  Certificates of deposit                                  7,596        6,569       15,241       12,146
  FHLB borrowings                                            809          812        1,620        2,106
  Mortgagors' escrow                                          12           25           15           50
                                                        --------      -------     --------      -------
Total interest expense                                    10,622        9,807       21,329       19,149
                                                        --------      -------     --------      -------
  Net interest income                                     14,443       12,842       28,250       26,023
(Recovery of) provision for loan losses                   (2,000)          75       (2,000)         150
                                                        --------      -------     --------      -------
  Net interest income after (recovery of) provision
    for loan losses                                       16,443       12,767       30,250       25,873
                                                        --------      -------     --------      -------
OTHER OPERATING INCOME:
  Fee income                                                 416          326          773          675
  Other income                                                54        1,320          183        1,466
                                                        --------      -------     --------      -------
Total other operating income                                 470        1,646          956        2,141
                                                        --------      -------     --------      -------
OPERATING EXPENSE:
  Compensation and benefits                                3,775        3,200        7,532        6,402
  Occupancy and equipment                                    600          582        1,220        1,227
  General and administrative                               1,120        1,175        2,099        2,219
  FDIC insurance premium                                       1          479            1          959
  Other                                                       37        1,075(a)       138        1,545(a)
                                                        --------      -------     --------      -------
Total operating expense                                    5,533        6,511       10,990       12,352
                                                        --------      -------     --------      -------
Income before income taxes                                11,380        7,902       20,216       15,662
Income tax expense                                         5,115        2,942        8,693        5,990
                                                        --------      -------     --------      -------
  NET INCOME                                            $  6,265      $ 4,960     $ 11,523      $ 9,672
                                                        ========      =======     ========      =======

  NET INCOME PER COMMON SHARE                           $   1.10      $  0.85     $   2.01      $  1.64

(a) Includes $1.0 million and $1.3 million, respectively, in the three- and six-month periods of 1995 pertaining to the seizure of Nationar by the New York State Banking Department.

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                SIX MONTHS ENDED
                                                 JUNE 30, 1996
(in thousands)                                    (UNAUDITED)
- -------------------------------------------------------------------
COMMON STOCK (PAR VALUE:$.01):
  Balance at beginning of year                     $      69
  Shares issued                                         --
                                                   ---------
  Balance at end of period                                69
                                                   ---------
PAID-IN CAPITAL IN EXCESS OF PAR:
  Balance at beginning of year                       112,111
  Tax benefit effect on stock plans                      420
  Allocation of ESOP Stock                               792
                                                   ---------
  Balance at end of period                           113,323
                                                   ---------
RETAINED EARNINGS:
  Balance at beginning of year                       140,969
  Net income                                          11,523
  Dividends paid on common stock                      (2,786)
  Exercise of stock options (15,970 Shares)             (394)
                                                   ---------
  Balance at end of period                           149,312
                                                   ---------
TREASURY STOCK:
  Balance at beginning of year                       (16,659)
  Purchase of 300,445 shares of Treasury stock       (13,121)
  Common stock acquired by SERP                        1,023
  Exercise of stock options (15,970 Shares)              653
                                                   ---------
  Balance at end of period                           (28,104)
                                                   ---------
EMPLOYEE STOCK OWNERSHIP PLAN:
  Balance at beginning of year                       (16,249)
  Common stock acquired by SERP                       (1,023)
  Earned portion of ESOP and SERP stock                  712
                                                   ---------
  Balance at end of period                           (16,560)
                                                   ---------
RECOGNITION AND RETENTION PLANS:
  Balance at beginning of year                        (2,611)
  Earned portion of RRPs                                 542
                                                   ---------
  Balance at end of period                            (2,069)
                                                   ---------
TOTAL STOCKHOLDER'S EQUITY                         $ 215,971
                                                   =========


See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                     1996          1995
(in thousands)                                                                          (unaudited)
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                        $ 11,523      $  9,672
Adjustments to reconcile net income to net
 cash used in operating activities:                                                    360           367
Depreciation and amortization                                                       (2,000)          150
(Recovery of) provision for loan losses                                                235          (280)
Amortization of premiums (discounts), net                                             (160)          835
(Accretion) amortization of net deferred loan origination fees
Net gain on redemption of securities and
  mortgage-backed securities                                                            (2)           (3)
Net loss (gain) on sale of other real estate owned                                       2           (19)
Write-off of investment in Nationar                                                   --             349
Provision for Nationar investment losses                                              --            1000
Earned portion of RRPs                                                                 542           555
Earned portion of ESOP                                                               1,924           858
Changes in assets and liabilities:
  Decrease (increase) in other assets                                                2,338        (7,553)
  Decrease (increase) in deferred income taxes                                       1,063           (50)
  Decrease in accounts payable and accrued expenses                                   (782)       (1,004)
  Decrease in official checks outstanding                                          (10,298)       (4,544)
  Decrease in other liabilities                                                     (1,017)       (1,499)
                                                                                  --------      --------
  Total adjustments                                                                 (7,795)      (10,838)
                                                                                  --------      --------
NET CASH USED IN OPERATING ACTIVITIES                                                3,728        (1,166)
                                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of mortgage-
  backed securities held to maturity                                                 8,371         6,233
Proceeds from maturity of securities held to maturity                               42,000        34,000
Purchase of securities held to maturity                                            (41,968)      (32,214)
Net increase in loans                                                              (86,718)       (6,645)
Proceeds from sale of loans and other real estate owned                                478           306
Purchase of premises and equipment, net                                               (323)         (105)
                                                                                  --------      --------
Net cash used in investing activities                                              (78,160)        1,575
                                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in mortgagors' escrow                                                   3,634         4,256
Net increase in deposits                                                            44,902        75,795
Net increase (decrease) in FHLB borrowings                                          26,619       (71,704)
Cash dividends paid and options exercised, net                                      (3,180)         (740)
Purchase of Treasury stock, net of stock options exercised                         (12,468)       (8,975)
                                                                                  --------      --------
Net cash provided by financing activities                                           59,507        (1,368)
                                                                                  --------      --------
Net (decrease) increase in cash and cash equivalents                               (14,925)         (959)
Cash and cash equivalents at beginning of period                                    38,990        11,990
                                                                                  --------      --------
Cash and cash equivalents at end of period                                        $ 24,065      $ 11,031
                                                                                  ========      ========
Supplemental information:
  Cash paid for:

      Interest                                                                    $ 21,328      $ 19,138
      Income taxes                                                                   8,575         8,065
  Transfers to other real estate owned from loans                                      184           635
  Transfers to real estate held for investment
      from other real estate owned                                                     598          --

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Queens County Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Queens County Saving Bank (the "Bank").

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for all of 1996.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and SEC Form 10-K.

NOTE 2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method prescribed in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in this statement had been applied.

SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995, though this statement may be adopted on issuance. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

Management will implement the pro forma disclosure required by SFAS No. 123 with the preparation of the annual financial statement for 1996.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

Queens County Bancorp, Inc. (the "Company") is the holding company for Queens County Savings Bank (the "Bank"), the first savings bank chartered by the State of New York in the New York City Borough of Queens. The primary business of the Bank is gathering deposits from its customers in Queens and Nassau County and investing these funds in the origination of residential mortgage loans throughout metropolitan New York.

In the second quarter of 1996, the Company enhanced its ability to gather deposits with the addition of two new Queens-based locations: a full-service branch in College Point, which opened on May 13th, and a customer service center in Auburndale, which opened on May 20th. With these additions, the Bank now has nine full-service branches and two customer service centers, both located in Flushing, New York.

In addition to making these enhancements to the Bank's branch network, the Company took several steps to enhance the value of its shares. In the three months ended June 30, 1996, the Company repurchased an additional 85,665 shares under its 10% Stock Repurchase Program, bringing the total number of shares outstanding to 6,034,825 at quarter's end. At August 1, 1996, the number of shares outstanding was further reduced to 5,737,499; the number of shares still available for repurchase under the Program was 155,987 at that date. The completion of this Program will depend upon market conditions and the implementation of other corporate strategies.

On July 9, 1996, the Board of Directors declared a four-for-three stock split in the form of a 33-1/3% stock dividend, payable on August 22, 1996 to shareholders of record on August 1st. Based on the number of shares outstanding at August 1, 1996, the Company would have 7,649,999 shares outstanding following the four-for-three split.

In addition, the Board increased the Company's quarterly cash dividend for the fourth consecutive quarter. Shareholders of record on August 1st will receive a 33-1/3 cents per share dividend on the 15th of August, representing a 33-1/3% increase from the 25 cents per share paid on May 15, 1996. The dividend will be paid on the number of shares held before the four-for-three stock split.

FINANCIAL CONDITION

The Company recorded total assets of $1.3 billion at June 30, 1996, up $61.4 million from the level recorded at year-end 1995. Mortgage loans represented 82.97% of the 1996 total, having grown to $1.1 billion from $993.2 million at December 31st. In the first six months of 1996, the Company originated mortgage loans of $155.5 million, including $91.3 million in the second quarter of the year. Of these originations, 88.39% and 90.55%, respectively, were secured by multi-family buildings, boosting the total portfolio of multi-family mortgage loans to $742.9 million at June 30, 1996.

The balance of the Company's assets at June 30, 1996 consisted of other loans of $13.2 million (down $650,000 from the year-end 1995 level); money market investments of $6.0 million (down $7.7 million); securities held to maturity ("securities") of $77.8 million (down $265,000); and mortgage-backed securities held to maturity ("MBS") of $84.5 million (down $8.4 million). The Company also recorded a $2.3 million decline in other assets to $17.5 million, partly reflecting the distribution of $4.2 million in Company assets that had been frozen by the New York State Banking Department since the February 6, 1995 seizure of Nationar.

Funding for the Company's mortgage loan production stemmed primarily from a $44.9 million increase in deposits and from a $26.6 million increase in Federal Home Loan Bank ("FHLB") borrowings. At June 30, 1996, deposits grew to $977.0 million, fueled by a $51.7 million rise in CDs to $597.5 million, while borrowings rose to $72.7 million.

Stockholders' equity, meanwhile, totaled $216.0 million, as compared to $217.6 million at December 31st. Notwithstanding the modest decline from the year-end 1995 level, stockholders' equity equalled 16.58% of total assets and a book value of $35.79 per common share at June 30, 1996.

LOANS

The Company's continuing emphasis on mortgage loan origination is apparent in the substantial growth of its mortgage loan portfolio. At June 30, 1996, mortgage loans outstanding rose to $1.1 billion from $993.2 million, fueled by $155.5 million in originations in the six-month period.

The rise in outstanding mortgage loans, as compared to the year-end 1995 level, was driven by a $101.3 million increase in multi-family mortgage loans. At June 30, 1996, the portfolio of multi-family mortgage loans grew to $742.9 million, representing 68.76% of mortgage loans outstanding and a 15.79% increase from $641.6 million at year-end. Included in the 1996 amount were $140.8 million in 1996 multi-family loan originations; of these, $80.7 million were recorded in the second quarter of the year.

Multi-family mortgage loans are originated for terms of ten years, at a rate that adjusts to a point over prime in each of years six through ten. While most of the Company's 1996 originations featured a fixed rate in the first five years of the credit, the majority of the multi-family mortgage loan portfolio as a whole features rates that step up annually in each of years two through five. At June 30, 1996, $74.4 million, $114.2 million, $141.1 million, and $90.0 million, respectively, in multi-family mortgage loans were scheduled to reprice upward over the next four quarters, for a total of $419.7 million over the next twelve months.

Although multi-family mortgage lending remains its primary focus, the Company also maintains a portfolio of other mortgage loans. At June 30, 1996, one-to-four family mortgage loans represented $272.5 million, or 25.22%, of mortgage loans outstanding, down $16.0 million from the December 31st level after originations of $4.8 million in the current six-month period. Commercial real estate loans rose $2.1 million to $64.1 million, reflecting $9.4 million in originations, while construction loans fell $265,000 to $940,000 after originations of $530,000.

Like the majority of its multi-family mortgage loans, the Company's other mortgage loans are primarily adjustable rate credits. Looking at the mortgage loan portfolio as a whole, $971.9 million, or 89.95%, of mortgage loans outstanding at June 30, 1996 were made at adjustable rates. Of these, $132.6 million, $183.2 million, $182.1 million, and $135.7 million, respectively, are scheduled to reprice over the next four quarters, for a total of $633.6 million over the next twelve months.

At June 30, 1996, other loans (consisting primarily of loans on individual cooperative units and home equity lines of credit) totaled $13.2 million, representing a modest 1.21% of loans outstanding, and a $650,000 decrease from $13.9 million at year-end 1995.

 At the close of the quarter, outstanding loan commitments totaled $57.4 million.

ASSET QUALITY

The Company extended its record of asset quality in the second quarter of 1996. At June 30th, non-performing assets totaled $8.5 million, down from $9.4 million at March 31, 1996 and from $8.6 million at December 31, 1995.

Included in the June 30, 1996 amount were non-performing loans of $7.8 million and other real estate owned ("ORE") of $697,000 (consisting of five one-to-four family properties which are being readied for sale or rental). By comparison, non-performing loans totaled $8.6 million and $7.8 million at the end of March and December, while ORE totaled $817,000 and $774,000, respectively.

Included in non-performing loans at the close of the current quarter were 39 non-accrual loans totaling $5.5 million, and 46 loans 90 days or more delinquent totaling $2.4 million. Of the Company's non-performing loans, one is secured by a commercial real estate property; the remainder are all secured by one-to-four family homes in the Company's primary lending area.

In the second quarter of 1996, two properties were reclassified from ORE to other assets, in view of the fact that they have been rented and are producing income for the Company. Investments in real estate now consist of eleven one-to-four family residences, totaling $1.3 million at June 30, 1996.

The quality of the Company's assets is further conveyed in the declining percentage of non-performing assets to total assets and the declining ratio of non-performing loans to loans, net. At June 30, 1996, non-performing assets equalled 0.65% of total assets, and non-performing loans equalled 0.72% of loans, net. By comparison, at March 31, 1996 and December 31, 1995, non-performing assets represented 0.75% and 0.69% of total assets, while non-performing loans accounted for 0.83% and 0.78% of loans, net. In addition, no charge-offs were recorded in the current quarter, making this the fourth consecutive quarter without a loss.

Accordingly, the Company recaptured $2.0 million from the allowance for loan losses in the second quarter, thus reducing it to $9.4 million at June 30, 1996. This decision was based on management's assessment of the level of the loan loss allowance, given the consistent quality of the Company's assets and the nominal level of charge-offs recorded in the preceding ten years. Only 0.0002 of the Company's average loans outstanding were charged off annually over the past decade; in addition, at $9.4 million, the ratio of the allowance for loan losses to net accumulated charge-offs for the past ten years is a dramatic 625.18%. Notwithstanding the $2.0 million reduction in the loan loss allowance, its ratio to non-performing loans and loans, net equalled 119.64% and 0.86%, respectively, at the current quarter's end.

For additional information, see the Asset Quality Analysis that follows and the discussion of the provision for loans losses on page 16 of this report.

ASSET QUALITY ANALYSIS                         At or For the    At or For the
                                             Six Months Ended    Year Ended
                                                 June  30,      December 31,
(dollars in thousands)                             1996            1995
- --------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                   $ 11,359       $ 11,268
Loan charge-offs                                     --              (59)
                                                 --------       --------
Net charge-offs                                      --              (59)
(Recovery of) provision for loan losses            (2,000)           150
                                                 --------       --------
Balance at end of period                         $  9,359       $ 11,359
                                                 ========       ========

NON-PERFORMING ASSETS AT PERIOD-END:
Non-accrual mortgage loans                       $  5,447       $  4,929
Loans 90 days or more delinquent
and still accruing interest                         2,376          2,864
                                                 --------       --------
Total non-performing loans                          7,823          7,793
Other real estate owned                               697            774
                                                 --------       --------
Total non-performing assets                      $  8,520       $  8,567
                                                 ========       ========

RATIOS:
Allowance for loan losses to non-
performing loans                                   119.64%        145.76%

Allowance for loan losses to non-
performing assets                                  109.85         132.59

Allowance for loan losses to loans, net              0.86           1.14

Allowance for loan losses to net accumulated
charge-offs for the past 10 years                  625.18         758.78

Non-performing loans to loans, net                   0.72           0.78

Non-performing assets to total assets                0.65           0.69


MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Management's emphasis on mortgage loan production is further reflected in the declining balance of its mortgage-backed securities. At June 30, 1996, the Company's portfolio of MBS fell to $84.5 million from the year-end 1995 level of $92.9 million, reflecting prepayments and the absence of any new investments in MBS during the current six-month period. All of the Company's MBS are held to maturity, which averaged 2.3 years at the current quarter's end.

The market value of the Company's MBS represented 100.06% of carrying value at the close of the second quarter and 100.65% at December 31, 1995.

SECURITIES HELD TO MATURITY AND MONEY MARKET INVESTMENTS

The Company also maintains a portfolio of securities (primarily consisting of short-term U.S. Treasuries), all of which are held to maturity. At June 30, 1996, the balance of securities declined $265,000 to $77.8 million from $78.0 million at year-end 1995. The average maturity of the portfolio was 5.9 months.

At June 30, 1996, the market value of the Company's securities equalled 100.04% of carrying value; by comparison, the market value of the Company's securities was 100.17% of carrying value at December 31, 1995.

At June 30, 1996, the Company also recorded a $7.7 million decline in the balance of money market investments, to $6.0 million from $13.7 million at year-end.

LIABILITIES

Deposits

The Bank's ability to attract deposits was enhanced with the May 1996 openings of its College Point branch office and its customer service center in the Auburndale section of Queens. In addition, the popularity of CDs continued unabated, as reflected in the higher balance of these deposits at June 30, 1996.

Specifically, deposits grew $44.9 million, or 4.82%, to $977.0 million at the close of the quarter, fueled by a $51.7 million rise in CDs to $597.5 million. CDs thus represented 61.15% of total deposits, up from 58.55% at December 31st.

The rise in the balance of CDs reflects the ongoing appeal of these long-term savings products, as well as the Bank's success in retaining maturing CDs. The retention rate for CDs maturing in the twelve months ending June 30, 1996 was 90.89%. Based on this statistic, and the Bank's historic rate of retention, management expects that a significant portion of funds from maturing deposits will again roll over with the Bank. The volume of CDs scheduled to mature in one year or less from the close of the quarter was $451.6 million.

The growth in CDs was paralleled by declines in other savings products and in the percentage of total deposits they represented at quarter's end. At June 30, 1996, savings accounts totaled $284.2 million, or 29.09% of total deposits, down from $287.6 million, or 30.85%, at December 31, 1995. NOW and money market accounts also declined, to $72.5 million, representing 7.43% of the total at June 30, 1996. By comparison, NOW and money market accounts totaled $76.0 million, or 8.15% of deposits, at year-end. Core deposits thus amounted to $356.8 million, or 36.51% of total deposits at June 30, 1996, as compared to $363.6 million, or 39.00%, at December 31st.

Non-interest-bearing accounts, meanwhile, remained constant at $22.8 million, representing 2.33% of total deposits at June 30, 1996.

Borrowings

To supplement the funding provided by its deposits, the Company maintains a $323.3 million line of credit with the Federal Home Loan Bank. This line of credit is accessed during times of substantial loan production, such as the Bank experienced in the first two quarters of 1996. At June 30, 1996, the balance of FHLB borrowings thus grew $26.6 million, or 57.77%, to $72.7 million, reflecting the significant level of loan originations during the first six months of the year.

ASSET AND LIABILITY MANAGEMENT

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is to manage the Company's interest rate risk. This is achieved by matching the maturities and repricing dates of the Company's interest-earning assets with the maturities and repricing dates of its interest-bearing liabilities.

In order to enhance this match, management has maintained a portfolio of adjustable rate mortgage loans with scheduled rate increases, and has limited its other investments to short-term U.S. Treasuries. On the liability side, management has closely monitored the pricing of its depository products, and has confined its use of borrowings except when market conditions are particularly conducive to a high level of loan origination activity.

Despite the popularity of higher cost savings products and the growing use of FHLB advances, the positive gap between the Bank's interest rate sensitive assets and its interest rate sensitive liabilities repricing within a one-year period was a positive 21.91% at June 30, 1996. The presence of a positive gap indicates that more assets than liabilities will be subject to repricing as a result of changes in interest rates.

STOCKHOLDERS' EQUITY

Stockholders' equity equalled $216.0 million at June 30, 1996, as compared to $217.6 million at December 31, 1995. The 1996 amount reflects an $8.3 million increase in retained earnings (net income of $11.5 million less dividends paid and options exercised of $3.2 million) and $2.5 million relating to the amortization and appreciation of shares in the Company's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plans ("RRPs"). These factors were offset by the open-market purchase of 306,438 shares at a cost of $12.4 million, under the Company's Stock Repurchase Program. Of the shares that were repurchased, 25,000 were subsequently transferred from the Treasury account to provide for the Company's stock-related benefit plans.

Despite the $1.7 million decline from the year-end 1995 level, the Company's stockholders' equity was equivalent to 16.58% of total assets and a book value of $35.79 per common share at June 30, 1996. The Company's capital strength is further conveyed in the Banks' regulatory capital ratios, which are presented in the analysis on page 12 of this report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Managing liquidity is a fundamental component of the Company's business strategy. While the majority of the Company's funds are deployed into mortgage loan originations, other funds are invested into short-term securities, in the form of U.S. Treasuries, and money market investments, in the form of Federal Funds.

Money market investments, together with cash and due from banks, are the Company's most liquid assets and collectively totaled $24.1 million at June 30, 1996. Securities, as previously indicated, totaled $77.8 million, including $67.4 million in U.S. Treasuries with an average maturity of 5.9 months.

Funding for the Company's investments stems primarily from deposits, together with principal and interest payments on loans and proceeds from mortgage-backed securities and securities. In times of heavy loan demand, the Company also draws on its FHLB line of credit, which presently totals $323.3 million. Additional funding is available through the Company's $11.1 million line of credit with the Federal Reserve Bank of New York and its $10.0 million line of credit with a money center bank.

The Bank's cash flows are derived from operating, investing, and financing activities. In the first six months of 1996, the net cash provided by operating activities totaled $3.7 million, whereas the net cash used in operating activities totaled $1.2 million in the six months ended June 30, 1995. The $4.9 million difference primarily stemmed from a $2.3 million decrease in other assets, reflecting the distribution of $4.2 million that had been frozen in connection with the February 6, 1995 seizure of Nationar. In addition, the Company recorded a $10.3 million decrease in official checks outstanding in the current six-month period versus $4.5 million in the year-earlier six months.

In the first six months of 1996, the net cash used in investing activities totaled $78.2 million; by contrast, the net cash provided by investing activities totaled $1.6 million in the year-earlier six months. The $79.8 million difference was largely due to an $80.1 million net increase in loans in the current period. In addition, the Company rolled over maturing securities in the amount of $42.0 million in the first six months of 1996, as compared to the prior six-month period when $34.0 million in securities matured and $32.2 million were purchased.

The contrast between the first six months of 1996 and 1995 continues further with a comparison of the net cash provided by and used in financing activities. In the six months ended June 30, 1996, the net cash provided by financing activities totaled $59.5 million; in the year-earlier period, the net cash used in financing activities totaled $1.4 million. The $60.9 million difference largely reflects a $26.6 million net increase in FHLB borrowings, versus a $71.7 million net decrease in the year-earlier six months. This difference was only partly offset by a $44.9 million net increase in deposits, as compared to a $75.8 million net increase in the year-earlier period. In addition, the net cash provided by financing activities in the current period reflects $12.5 million relating to the purchase of Treasury stock, net of exercised stock options; in the year-earlier period, $9.0 million, net was utilized for the purchase of Treasury stock.

Capital

The Company's capital strength is reflected in the Bank's regulatory capital levels, which continued to substantially exceed the minimum requirements of the Federal Deposit Insurance Corporation ("FDIC") at June 30, 1996.

REGULATORY CAPITAL ANALYSIS (Bank only)

                                                        At June 30, 1996
                                                        ----------------

                                                                     Risk-based Capital
                                                                    --------------------
(dollars in thousands)        Leverage Capital               Tier 1                     Total
                              -----------------         ---------------            ----------------
                               Amount    Ratio          Amount    Ratio            Amount     Ratio
                               ------    -----          ------    -----            ------     -----

Total Savings Bank Equity     $154,385   12.34%       $154,385     21.56%        $163,334     22.81%

Capital for
 Regulatory Requirements        37,534    3.00          28,637      4.00           57,276      8.00
                              --------   -----        --------     -----         --------     -----

Excess                        $116,851    9.34%       $125,748     18.00%        $106,058     15.81%
                              --------   -----        --------     -----         --------     -----

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NET INCOME

The Company recorded net income of $6.3 million in the second quarter of 1996, up 26.31% from $5.0 million in the second quarter of 1995. Earnings rose 29.41% to $1.10 from the year-earlier $0.85 on a per-share basis, and represented a return on average assets ("ROA") of 1.99%.

Of the $6.3 million earned in the current second quarter, $5.5 million, or $0.97 per share, stemmed from core earnings and $750,000, or $0.13 per share, net of tax, stemmed from the Company's recapture of $2.0 million from the loan loss allowance at June 30, 1996. The $2.0 million recovery is discussed in greater detail under "Asset Quality" on page 8 and under "Provision for Loan Losses" on page 16 of this report.

The rise in core earnings was essentially driven by a $1.6 million increase in net interest income to $14.4 million from $12.8 million in the three months ended June 30, 1995. The 12.47% increase primarily stemmed from a $2.4 million surge in interest income to $25.1 million, which was, in turn, driven by a $90.7 million rise in average interest-earning assets and a 20-basis point increase in their average yield to 8.23%. These improvements exceeded an $815,000 rise in interest expense to $10.6 million, which reflected a $79.3 million increase in average interest-bearing liabilities to $1.0 billion, while the cost of these funds held steady at 4.26%.

Second quarter 1996 earnings were also fueled by a $1.0 million reduction in operating expense to $5.5 million from the $6.5 million recorded in the year-earlier three months. The higher amount in 1995 reflects the establishment of a $1.0 million reserve in the second quarter for possible losses relating to the seizure of Nationar.

These contributions to earnings were partly offset by a $1.2 million reduction in other operating income to $470,000 and a $2.2 million increase in income tax expense to $5.1 million. The decline in other operating income reflects the recognition of $1.3 million in interest earned on Federal income tax recoveries in the year-earlier quarter; the rise in income tax expense corresponds to a $3.5 million increase in pre-tax income to $11.4 million.

INTEREST INCOME

Interest income is primarily generated by the Company's mortgage loan portfolio and, to a lesser extent, by its portfolios of securities, MBS, and money market investments.

In the second quarter of 1996, the Company recorded interest income of $25.1 million, representing a $2.4 million, or 10.67%, increase from the year-earlier level of $22.6 million. This increase was primarily fueled by a $90.7 million, or 8.04%, rise in the average balance of interest-earning assets to $1.2 billion, and by a 20-basis point rise in their average yield to 8.23%.

The higher level of average interest-earning assets was triggered by a $108.4 million, or 11.49%, increase in average mortgage and other loans to $1.1 billion and an accompanying 23-basis point jump in the yield on these assets to 8.60%. Average mortgage and other loans represented 86.30% of average interest-earning assets in the current second quarter, up from 83.64% in the year-earlier three months.

As a result of these increases, the interest income provided by mortgage and other loans rose $2.9 million, or 14.48%, to $22.6 million, representing 90.20% of interest income for the current three-month period.

The emphasis placed by management on mortgage loan production is further reflected in the declining average balance of securities and MBS. In the second quarter of 1996, average securities dropped $3.9 million, or 5.04%, to $73.3 million, representing 6.02% of average interest-earning assets. The interest income derived from average securities fell $196,000, or 16.13%, to $1.0 million, reflecting the lower average balance and a 74-basis point drop in the average yield on these assets to 5.56%.

Similarly, the average balance of MBS fell $15.9 million, or 15.45%, to $87.0 million, representing 7.14% of average interest-earning assets for the quarter, down from 9.12% in the year-earlier three months. This decline, together with a 7-basis point drop in the average yield, resulted in a $264,000, or 16.33%, reduction in the interest income provided by MBS to $1.4 million, representing 5.40% of interest income in the current three-month period.

The declines in average securities and average MBS were partly offset by a $2.1 million, or 46.99%, increase in average money market investments to $6.6 million, as compared to $4.5 million in the three months ended June 30, 1995. The higher average balance was partly offset by a 90-basis point decrease in the average yield on these assets to 5.16%, resulting in a $17,000, or 25.00%, increase in the interest income provided to $85,000.

INTEREST EXPENSE

The Company's interest expense stems primarily from the interest paid on its depository products, as well as from the interest paid on its FHLB advances and mortgagors' escrow accounts.

In the second quarter of 1996, interest expense rose $815,000, or 8.31%, to $10.6 million, as average interest-bearing liabilities increased $79.3 million to $1.0 billion and the cost of funds held steady at 4.26%.

As compared to the year-earlier quarter, the 8.58% increase in average interest-bearing liabilities primarily stemmed from an $87.4 million, or 18.29%, rise in average CDs to $565.3 million, representing 56.35% of average interest-bearing liabilities, as compared to 51.73% in the second quarter of 1995. The interest expense associated with CDs rose $1.0 million, or 15.63%, to $7.6 million, representing 71.51% of second quarter interest expense. The rise in interest expense generated by CDs reflects the higher average balance, which was partly offset by an 11-basis point drop in the cost of these funds to 5.40%.

While the average balance of CDs continued to move upward, the average balance of other interest-bearing depository accounts remained relatively flat. In the second quarters of 1996 and 1995, the balance of savings accounts averaged $285.2 million and $295.8 million, respectively, representing 28.43% and 32.01% of average interest-bearing liabilities. Similarly, the balance of NOW and money market accounts respectively averaged $74.7 million and $75.6 million, representing 7.45% and 8.18% of average interest-bearing liabilities in the second quarters of 1996 and 1995.

The interest expense produced by average savings accounts fell $132,000 to $1.7 million, reflecting both the lower average balance and a 9-basis point drop in the cost of these funds to 2.39%. The interest expense derived from NOW and money market accounts also declined, to $511,000, reflecting the lower average balance and a 30-basis point drop in the cost of these funds to 2.75%.

The rise in second quarter 1996 interest expense also stemmed from a $7.7 million increase in the average balance of FHLB borrowings, which was only partly offset by an 84-basis point decline in the cost of these funds to 5.52%. At $58.9 million, average FHLB borrowings represented 5.87% of average interest-bearing liabilities, and contributed $809,000 to total interest expense in the current three-month period. In the year-earlier quarter, FHLB borrowings averaged $51.2 million, or 5.54% of average interest-bearing liabilities, and contributed $812,000 to total interest expense.

Mortgagors' escrow averaged $19.1 million in the current quarter, down $4.2 million from $23.4 million in the year- earlier three months. The lower average balance combined with an 18-basis point drop in the average cost of these funds to 0.25% to produce a $13,000 decline in interest expense to $12,000.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                     1996                                   1995
                                                      ---------------------------------      ----------------------------------
                                                                                Average                                 Average
                                                      Average                    Yield/      Average                     Yield/
                                                      Balance       Interest      Cost       Balance       Interest      Cost
                                                      -------       --------      ----       -------       --------      ----
Assets:
    Interest-earning assets:
            Mortgage and other loans, net            $1,051,651      $22,608      8.60%    $  943,288     $   19,749     8.37%
            Securities held to maturity                  73,299        1,019      5.56         77,193          1,215     6.30
            Mortgage-backed securities held
              to maturity                                86,995        1,353      6.22        102,889          1,617     6.29
            Money market investments                      6,594           85      5.16          4,486             68     6.06
                                                     ----------      -------   -------     ----------     ----------   ------
    Total interest-earning assets                     1,218,539       25,065      8.23%     1,127,856         22,649     8.03%
    Non-interest-earning assets                          40,667                                38,693
                                                     ----------                            ----------
    Total assets                                     $1,259,206                            $1,166,549
                                                     ==========                            ==========
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
            NOW and money market accounts            $   74,701      $   511      2.75%    $   75,617     $      575     3.05%
            Savings accounts                            285,179        1,694      2.39        295,801          1,826     2.48
            Certificates of deposit                     565,334        7,596      5.40        477,941          6,569     5.51
            FHLB borrowings                              58,903          809      5.52         51,226            812     6.36
            Escrow                                       19,148           12      0.25         23,381             25     0.43
                                                     ----------      -------   -------     ----------     ----------   ------
    Total interest-bearing liabilities                1,003,265       10,622      4.26%       923,966          9,807     4.26%
                                                                     -------                              ----------
    Non-interest-bearing deposits                        23,154                                19,294
    Other liabilities                                    21,716                                16,405
                                                     ----------                            ----------
    Total liabilities                                 1,048,135                               959,665
    Stockholders' equity                                211,071                               206,884
                                                     ----------                            ----------
    Total liabilities and stockholders' equity       $1,259,206                            $1,166,549
                                                     ==========                            ==========
    Net interest income/interest rate spread                         $14,443      3.97%                   $   12,842     3.77%
                                                                     =======   =======                    ==========   ======
    Net interest-earning assets/net
            interest margin                          $  215,274                   4.74%    $  203,890                    4.55%
                                                     ==========                =======     ==========                  ======
    Ratio of interest-earning assets
            to interest-bearing liabilities                                     121.46%                                122.07%
                                                                               =======                                 ======




NET INTEREST INCOME

Net interest income is the Company's principal source of earnings; its level is significantly affected by the volume of the Company's interest-earning assets and interest-bearing liabilities, and by the spread between the yield on such assets and the cost of such liabilities.

In the second quarter of 1996, net interest income rose $1.6 million to $14.4 million from the year-earlier level, and rose $635,000 from the level recorded in the first quarter of 1996. The substantial volume of mortgage loans originated during the second quarter resulted in higher spreads and margins, despite the fact that the funding for these loans stemmed from higher cost CDs and FHLB borrowings.

Specifically, the Company's interest rate spread grew to 3.97% in the current second quarter, up from 3.77% and 3.82%, respectively, in the second quarter of 1995 and the first quarter of 1996. Similarly, net interest margin rose to 4.74% for the current quarter, up from 4.55% and 4.61%, respectively, in the corresponding periods.

In the third quarter of 1996, the Company's spreads and margins are likely to be stable, as loan production remains steady and the Company benefits from the upward repricing of $419.7 million in multi-family mortgage loans. However, the direction of spreads and margins and the level of net interest income may be adversely impacted should a significant increase in market interest rates weaken loan demand.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on management's periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the types of loans in the portfolio and their inherent risk characteristics; the present level of non-performing loans; current local economic conditions; the direction of real estate values; and current trends in regulatory supervision.

In the second quarter of 1996, as previously noted, the Company recovered $2.0 million from the allowance for loan losses, reducing it to $9.4 million from $11.4 million at both March 31, 1996 and December 31, 1995. Notwithstanding the reduction from the earlier levels, the allowance for loan losses equalled 119.64% of non-performing loans and 0.86% of loans, net at June 30, 1996.

Management's decision to recover $2.0 million at this time reflects in part, the absence of charge-offs over the past four quarters, and the nominal level of charge-offs recorded over the past ten years. From year-end 1985 through June 30, 1996, the Company had average annual charge-offs of $140,000, representing a negligible 0.0002 of average loans outstanding per year during that period.

In the second quarter of 1996, the Company's long-standing record of asset quality was again extended, as non-performing assets fell to $8.5 million, or 0.65% of total assets, from $9.4 million (or 0.75%) at March 31, 1996 and $8.6 million (or 0.69%) at December 31, 1995. Included in non-performing assets at June 30, 1996 were non-performing loans of $7.8 million (as compared to $8.6 million and $7.8 million) of which $2.4 million were loans 90 days or more delinquent, and ORE of $697,000 (as compared to $817,000 and $774,000, respectively, at the corresponding dates).

OTHER OPERATING INCOME

In the second quarter of 1996, the Company recorded other operating income of $470,000, as compared to $1.6 million in the second quarter of 1995. In the year-earlier quarter, other operating income was boosted by the recognition of $1.3 million in interest earned on Federal income tax recoveries; absent this one-time event, other operating income would have been $346,000.

Fee income, which is typically the primary source of other operating income, totaled $416,000 in the current second quarter, as compared to $326,000 in the second quarter of 1995.

OPERATING EXPENSE

Operating expense consists primarily of compensation and benefits expense, together with occupancy and equipment expense, general and administrative ("G&A") expense, and the FDIC insurance premium.

In the second quarter of 1996, operating expense totaled $5.5 million (or 1.76% of average assets), as compared to $6.5 million (or 2.23% of average assets) in the year-earlier three months. The positive direction of operating expense is further conveyed by the Company's efficiency ratio, which improved to 37.10% from 44.94%.

In the second quarter of 1995, operating expense was boosted by the $1.0 million reserve for possible losses established in connection with the State Banking Department's seizure of Nationar. In addition, the comparison of second quarter 1996 and 1995 operating expense reflects a $478,000 decrease in the FDIC insurance premium to $1,000 (reflecting its elimination in the current year's first quarter), and a $55,000 decrease in G&A expense to $1.1 million.

These collective improvements exceeded an $18,000 rise in occupancy and equipment expense to $600,000 and a $575,000 increase in compensation and benefits expense to $3.8 million. The latter increase reflects normal salary increases, and the appreciation of shares held in the Company's stock-related benefit plans, which totaled $425,000. Also included in the $3.8 million is normal amortization of $545,000 relating to the Company's ESOP and RRPs. The number of full-time equivalent employees at June 30, 1996 was 278, reflecting the addition of staff for the two new locations that opened in May.

INCOME TAX EXPENSE

In the second quarter of 1996, income tax expense rose $2.2 million to $5.1 million, primarily reflecting a $3.5 million increase in pre-tax income to $11.4 million in the current three-month period.

Management continues to monitor the status of proposed Federal tax code legislation which, if enacted, could adversely impact the company's effective tax rate and income tax expense. In the first quarter 1996 10-Q, management reported that both houses of the U.S. Congress had passed versions of legislation designed to modify the tax code for thrifts. The two pieces of legislation had been sent to Committee for reconciliation; at this time, no further developments have occurred.

While the Federal tax code for thrifts has not yet been changed, the State of New York legislature passed a bill in June which, if enacted, will enable the State tax code to stand on its own. However, until such time as the tax code-related legislation is signed into law at both the State and Federal levels, there is no way to determine the timing or impact of these changes on the Company's effective tax rate or income tax expense.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net Income

In the six months ended June 30, 1996, the Company recorded net income of $11.5 million, up 19.14% from the $9.7 million recorded in the year-earlier six months. Earnings rose 22.56% to $2.01 from $1.64 on a per share basis, and represented an ROA of 1.84%.

The factors which contributed to the rise in second quarter earnings similarly boosted earnings in the current six-month period. Net interest income rose $2.2 million, or 8.56%, to $28.3 million, as mortgage loan production sparked a rise in average interest-earning assets, and the Company's interest rate spread and margin each increased 7 basis points to 3.89% and 4.67%.

The Company's 1996 six-month earnings were further fueled by the recapture of $2.0 million from the allowance for loan losses, which contributed $750,000, after taxes, or $0.13 per share, to net income in the second quarter of the year. By comparison, the Company had established a loan loss provision of $150,000 in the first six months of 1995.

Six-month earnings were also fueled by a $1.4 million, or 11.03%, decline in operating expense to $11.0 million from $12.4 million. The higher amount in 1995 reflects the $1.0 million reserve for Nationar-related losses established in the second quarter and a first quarter charge of $349,000, also relating to Nationar.

These collective improvements offset a $1.2 million decline in other operating income to $956,000 (reflecting the year-earlier recognition of $1.3 million in Federal income tax recoveries) and a $2.7 million increase in income tax expense to $8.7 million, reflecting a $4.6 million rise in pre-tax income to $20.2 million.

INTEREST INCOME

Interest income rose $4.4 million to $49.6 million in the first six months of 1996 from $45.2 million in the first six months of 1995. The 9.76% increase was primarily driven by a $78.0 million rise in average interest-earning assets to $1.2 billion and by a 21-basis point increase in their average yield to 8.20%.

The increase in average-interest earning assets was primarily spurred by an $89.3 million, or 9.48%, rise in average mortgage and other loans to $1.0 billion, representing 85.28% of average interest-earning assets in the current six-month period. Combined with a 25-basis point rise in the average yield to 8.60%, the higher average balance boosted the interest income provided by these assets to $44.3 million, representing a $5.0 million, or 12.67%, increase from the year-earlier amount. The interest income provided by average mortgage and other loans represented 89.37% of total interest income in the current period, up from 87.06% in the year-earlier six months.

While average mortgage and other loans surged in the current six months, average securities and average MBS experienced modest declines. Average securities fell $3.7 million to $72.9 million, representing 6.03% of average interest-earning assets, while average MBS declined $15.4 million to $89.1 million, representing 7.37% of average interest-earning assets. The interest income generated by average securities fell $297,000, or 12.54%, to $2.1 million, reflecting both the lower average balance and a 50-basis point drop in their yield to 5.69%. Similarly, the interest income generated by average MBS fell $453,000, or 14.00%, to $2.8 million, as the lower average balance offset a 6-basis point rise in the average yield to 6.25%.

Average money market investments, meanwhile, rose $7.8 million to $15.9 million, from $8.1 million in the year-earlier six months. The interest income provided by these assets rose $173,000 to $414,000, as the higher average balance offset a 75-basis point drop in their average yield to 5.20%.

INTEREST EXPENSE

Fueled by a $67.2 million increase in average interest-bearing liabilities to $994.2 million, and by a 14-basis increase in the average cost of these funds to 4.31%, interest expense rose to $21.3 million in the current six-month period from $19.1 million in the first six months of 1995.

The rise in average interest-bearing liabilities primarily stemmed from a $97.7 million, or 21.20%, surge in average CDs to $558.6 million, from $460.9 million in the year-earlier six months. Coupled with an 18-basis point increase in the average cost of these funds to 5.49%, the interest expense tied to average CDs rose $3.1 million, or 25.48%, to $15.2 million. In the six months ended June 30, 1996 and 1995, average CDs represented 56.19% and 49.72% of average interest-bearing liabilities, respectively, and accounted for 71.46% and 63.43% of interest expense.

The substantial rise in average CDs was partly offset by declines in the average balance of other interest-bearing depository products. Average savings accounts fell $15.7 million to $285.3 million, representing 28.70% of average interest-bearing liabilities, down from $301.1 million, or 32.48% of the overall average, in the year-earlier six months. The interest expense associated with average savings accounts fell $295,000, or 7.99%, to $3.4 million, reflecting the lower average balance and a 7-basis point drop in their average cost to 2.40%.

Average NOW and money market accounts decreased a more modest $2.0 million to $75.3 million, representing 7.58% of average interest-bearing liabilities, as compared to $77.3 million in the first six months of 1995. Similarly, the interest expense generated by average NOW and money market accounts fell $99,000, or 8.59%, to $1.1 million, reflecting the lower average balance and a 20-basis point reduction in the average cost of these funds to 2.81%.

Borrowings contributed $1.6 million to interest expense in the current six-month period, as compared to $2.1 million in the year-earlier six months. The $486,000 reduction stemmed from a $9.6 million, or 14.10%, decline in the average balance and a 67-basis point reduction in their average cost to 5.59%. In the six months ended June 30, 1996 and 1995, average FHLB borrowings represented 5.86% and 7.32%, respectively, of average interest-bearing liabilities, and contributed 7.60% and 11.00%, respectively, to total interest expense.

Mortgagors' escrow generated a mere $15,000 in interest expense in the current six-month period, as compared to $50,000 in the year-earlier six months. Reflected in the $35,000 decline was a $3.3 million drop in the average balance of mortgagors' escrow, coupled with a 33-basis point reduction in the average cost of these funds to 0.18%.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                     1996                               1995
                                                      ----------------------------------       ---------------------------------
                                                                                 Average                                 Average
                                                      Average                     Yield/       Average                   Yield/
                                                      Balance        Interest      Cost        Balance       Interest     Cost
                                                      -------        --------      ----        -------       --------     ----
Assets:
   Interest-earning assets:
           Mortgage and other loans, net           $1,030,787        $ 44,310      8.60%     $  941,515      $39,326     8.35%
           Securities held to maturity                 72,864           2,072      5.69          76,587        2,369     6.19
           Mortgage-backed securities held
              to maturity                              89,083           2,783      6.25         104,478        3,236     6.19
           Money market investments                    15,910             414      5.20           8,099          241     5.95
                                                   ----------        --------    ------      ----------      -------    -----
   Total interest-earning assets                    1,208,644          49,579      8.20%      1,130,679       45,172     7.99%
   Non-interest-earning assets                         40,640                                    38,602
                                                   ----------                                ----------
   Total assets                                    $1,249,284                                $1,169,281
                                                   ==========                                ==========
Liabilities and stockholders' equity:
   Interest-bearing liabilities:
           NOW and money market accounts           $   75,326        $  1,054      2.81%     $   77,297      $ 1,153     3.01%
           Savings accounts                           285,349           3,399      2.40         301,063        3,694     2.47
           Certificates of deposit                    558,644          15,241      5.49         460,915       12,146     5.31
           FHLB borrowings                             58,260           1,620      5.59          67,826        2,106     6.26
           Escrow                                      16,613              15      0.18          19,919           50     0.51
                                                   ----------        --------    ------      ----------      -------    -----
   Total interest-bearing liabilities                 994,192          21,329      4.31%        927,020       19,149     4.17%
                                                                     --------                                -------
   Non-interest-bearing deposits                       22,855                                    18,817
   Other liabilities                                   20,300                                    17,119
                                                   ----------                                ----------
   Total liabilities                                1,037,347                                   962,956
   Stockholders' equity                               211,937                                   206,325
                                                   ----------                                ----------
   Total liabilities and stockholders' equity      $1,249,284                                $1,169,281
                                                   ==========                                ==========
   Net interest income/interest rate spread                          $ 28,250      3.89%                     $26,023     3.82%
                                                                     ========    ======                      =======   ======
   Net interest-earning assets/net
           interest margin                         $  214,452                      4.67%     $  203,659                  4.60%
                                                   ==========                    ======      ==========                ======
   Ratio of interest-earning assets
           to interest-bearing liabilities                                       121.57%                               121.97%
                                                                                 ======                                =======

NET INTEREST INCOME

In the first six months of 1996, the Company recorded a $2.2 million, or 8.56%, increase in net interest income to $28.3 million from $26.0 million in the first six months of 1995.

Driven by the $89.3 million rise in average mortgage and other loans, average interest-earning assets increased $78.0 million to $1.2 billion, while the average yield on these assets rose 21 basis points to 8.20%. Average interest-bearing liabilities, meanwhile, rose $67.2 million to $994.2 million, accompanied by a 14-basis point rise in their cost to 4.31%.

The growth in net interest income also reflects a 7-basis point improvement in both the interest rate spread and net interest margin. The interest rate spread rose to 3.89% in the current six-month period, while the net interest margin rose to 4.67%.

PROVISION FOR LOAN LOSSES

In contrast to the first six months of 1995, when the Company's provision for loan losses totaled $150,000, the Company made no provision in the first quarter and recaptured $2.0 million from its allowance for loan losses in the second quarter of 1996.

For additional information regarding the $2.0 million recapture, see the discussion of asset quality on page 8 and the discussion of the second quarter provision for loan losses on page 16.

OTHER OPERATING INCOME

In the six months ended June 30, 1996, the Company's other operating income declined to $956,000 from $2.1 million in the six months ended June 30, 1995. The higher level in 1995 was due to the Company's recognition of $1.3 million in interest earned on Federal income tax recoveries in the second quarter; absent this one-time event, other operating income would have been $841,000 in the first six months of 1995.

Included in other operating income in the current six months was $773,000 in fee income, up $98,000, or 14.52%, from $675,000 in the year-earlier period.

OPERATING EXPENSE

In the first six months of 1996, operating expense totaled $11.0 million, or 1.76% of average assets, down from $12.4 million, or 2.11% of average assets, in the first six months of 1995. These improvements were also conveyed by the Company's efficiency ratio, which equalled 37.63% in the current six-month period and 43.86% in the six months ended June 30, 1995.

The higher level of operating expense in 1995 primarily stemmed from a $349,000 charge against earnings and a $1.0 million reserve for possible losses relating to the first quarter 1995 seizure of Nationar. These items aside, the comparison of 1996 and 1995 operating expense reflects a $958,000 reduction in the FDIC insurance premium to $1,000 (reflecting the FDIC's elimination of the premium in the current year's first quarter); a $120,000 reduction in G&A expense to $2.1 million; and a modest $7,000 reduction in occupancy and equipment expense to $1.2 million.

These collective improvements offset a $1.1 million increase in compensation and benefits expense to $7.5 million, including $792,000 relating to the appreciation of shares held in the Company's stock-related benefit plans. The $7.5 million also reflects $1.1 million in normal amortization relating to the Company's ESOP and RRPs.

INCOME TAX EXPENSE

In the first six months of 1996, the Company recorded income tax expense of $8.7 million, up $2.7 million, or 45.13%, from $6.0 million in the first six months of 1995. The higher level of income tax expense largely reflects a $4.6 million, or 29.08%, rise in income before taxes to $20.2 million, from $15.7 million in the six months ended June 30, 1995.

                           QUEENS COUNTY BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Bank is involved in various legal actions arising in the ordinary course of its business. All such actions, in addition to the two specified below, in the aggregate, involved amounts which are believed by management to be immaterial to the financial condition and results of operations of the Bank.

In early 1995, the Bank filed a claim with the Superintendent of the New York State Banking Department pursuant to the Department's seizure of Nationar, the Bank's check processing agent, on February 6th. At the time of the seizure, approximately $9.0 million of the Bank's funds were frozen together with all of Nationar's other assets; $2.2 million of these funds were subsequently returned to the Bank.

In the second quarter of 1995, the Bank set aside a $1.0 million reserve for possible losses relating to the Nationar seizure and, on August 9, 1995, filed a claim with the Banking Department for all of the remaining balance. During the quarter, an additional $4.2 million was distributed to the Bank, leaving a balance of $1.0 million in frozen assets, net of the $1.0 million reserve for possible losses.

It is management's belief that when the remaining frozen assets are distributed, a portion of the $1.0 million reserve for possible losses will be recovered.

On November 16, 1994, the Company received notice that it had been named as a defendant in a purported class action complaint filed in the Supreme Court of the State of New York, County of Queens. The defendants named in the lawsuit include the Company, the individual directors, and the executive officers of the Bank, Adams Cohen Securities, Inc. and RP Financial, Inc. The complaint alleges that the conversion prospectus contained materially false and misleading statements concerning the value of the Company's stock and that the directors breached fiduciary duties owed to the Bank's depositors by allowing the value of the Company's common stock to be materially understated in the prospectus and by implementing certain stock-based benefit plans as part of the conversion. The complaint seeks certification as a class action and damages against all defendants in an unspecified amount. On January 31, 1995, the defendants moved to dismiss the complaint on the ground that it failed to state a valid cause of action. On May 2, 1995, the Court issued a decision granting the motions filed by the Company and the other defendants in the action to dismiss the complaint. Subsequently, the Court issued an order of dismissal in accordance with the decision. The plaintiffs subsequently filed a Notice of Appeal to the Appelate Division, which the Company has rebutted. The Company is now awaiting the decision of the Court.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        The following exhibit is filed as part of this report:

                        Regulation S-K Exhibit

                        Reference Number 11

                        Statement re:  Computation of Per Share Earnings

                  (b)  Reports on Form 8-K

                  On July 17, 1996, the Company filed a Form 8-K reporting the Board of Director's declaration of a four-for-three stock split in the form of a 33-1/3% stock dividend. The stock dividend is payable on August 22, 1996 to shareholders of record on August 1, 1996, together with cash in lieu of any fractional shares, based on the average of the high and low bid prices on August 1, 1996, as adjusted for the split.

                  In addition, the Company's Form 8-K filing reported the Board's declaration of a 33-1/3 cents per share cash dividend, which represented a 33-1/3% increase from the 25 cents per share cash dividend paid in May 1996. The cash dividend will be paid on August 15, 1996 on the number of shares held before the split to shareholders of record on August 1st.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Queens County Bancorp, Inc.

                                 (Registrant)

DATE:  August 1, 1996            BY:  /s/ Joseph R. Ficalora
                                      -------------------------------
                                 Joseph R. Ficalora
                                 Chairman of the Board,
                                 President, and Chief
                                 Executive Officer
                                 (Duly Authorized Officer)


DATE:  August 1, 1996            BY:  /s/ Robert Wann
                                      -------------------------------
                                 Robert Wann
                                 Senior Vice President,
                                 Comptroller, and Chief
                                 Financial Officer
                                 (Principal Financial Officer)

                                                             Reference Number 11

                          QUEENS COUNTY BANCORP, INC.
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                    For the               For the
                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    -------------------
                                                1996       1995       1996        1995
                                                ----       ----       ----        ----
Net Income                                     $6,265     $4,960     $11,523     $9,672
                                               ------     ------     -------     ------
Weighted average common shares
oustanding                                      5,284      5,562       5,350      5,622

Common stock equivalents to
dilutive effect of stock options                  394        300         379        278
                                               ======     ======     =======     ======
Total weighted average common shares
and common share equivalents outstanding        5,678      5,862       5,729      5,900
                                               ------     ------     -------     ------
Earnings per common share and common share
equivalents                                    $ 1.10     $ 0.85     $  2.01     $ 1.64
                                               ======     ======     =======     ======
Total weighted average common shares
and common share equivalents outstanding        5,678      5,862       5,729      5,900

Additional dilutive shares using ending
period market value versus average
market value for the period when utilizing
the treasury stock method regarding
stock options                                      15          7          30         29
                                               ======     ======     =======     ======
Total shares for fully diluted earnings
per share                                       5,693      5,869       5,759      5,929
                                               ------     ------     -------     ------
Fully diluted earnings per common share
and common share equivalents                   $ 1.10     $ 0.85     $  2.00     $ 1.63
                                               ======     ======     =======     ======

                                EXHIBITS INDEX


EXHIBIT No.                                      DESCRIPTION


     27                                    Financial Data Schedule