Form 10-Q
period 1996-09-30
QUEENS COUNTY BANCORP INC
filed 1996-11-12
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                         Commission File Number 0-22278


                           QUEENS COUNTY BANCORP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                              06-1377322
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

                                    7,666,848
                         Number of shares outstanding at
                                November 5, 1996

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                      THREE MONTHS ENDED SEPTEMBER 30, 1996

INDEX                                                                   PAGE NO.
----                                                                    --------

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition as of
          September 30, 1996 (unaudited) and December 31, 1995           1

         Consolidated Statements  of Income for the
          Three and Nine Months Ended September 30, 1996
          and 1995 (unaudited)                                           2

         Consolidated Statement of Changes in Stockholders'
          Equity for the Nine Months Ended September 30, 1996
          (unaudited)                                                    3

         Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1996 and 1995
          (unaudited)                                                    4

         Notes to Unaudited Consolidated Financial Statements            5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  6

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                              19

Item 2.  CHANGES IN SECURITIES                                          19

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19

Item 5.  OTHER INFORMATION                                              19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                               20

SIGNATURES                                                              21

EXHIBITS                                                                22

                  Queens County Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CONDITION


                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1996              1995
(in thousands)                                                      (unaudited)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $   13,722        $   25,340
Money market investments                                                 6,000            13,650
Securities held to maturity (estimated market value -
     $77,579 and $78,151, respectively)                                 77,505            78,016
Mortgage-backed securities held to maturity (estimated market
     value - $80,144 and $93,474, respectively)                         80,216            92,868
Mortgage loans:
     1-4 family                                                        263,667           288,470
     Multi-family                                                      785,559           641,564
     Commercial real estate                                             62,209            62,003
     Construction                                                        1,267             1,205
                                                                    ----------        ----------
Total mortgage loans                                                 1,112,702           993,242
Other loans                                                             12,565            13,861
Less: Unearned loan fees                                                (1,202)             (941)
      Allowance for loan losses                                         (9,359)          (11,359)
                                                                    ----------        ----------
Loans, net                                                           1,114,706           994,803
Premises and equipment, net                                             11,079            10,526
Deferred income taxes, net                                               5,028             5,822
Other assets                                                            17,616            19,857
                                                                    ----------        ----------
TOTAL ASSETS                                                        $1,325,872        $1,240,882
                                                                    ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     NOW  and money market accounts                                 $   71,516        $   75,997
     Savings accounts                                                  279,060           287,577
     Certificates of deposit                                           630,733           545,771
     Non-interest-bearing accounts                                      22,965            22,795
                                                                    ----------        ----------
Total deposits                                                       1,004,274           932,140
                                                                    ----------        ----------
Official checks outstanding                                              9,800            27,846
FHLB borrowings                                                         86,101            46,077
Accounts payable and accrued expenses                                    1,516             1,994
Mortgagors' escrow                                                      11,736             7,804
Other liabilities                                                        5,730             7,391
                                                                    ----------        ----------
Total liabilities                                                    1,119,157         1,023,252
                                                                    ----------        ----------
Stockholders' equity:
Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                           --                --
Common stock at par $0.01 (30,000,000 shares authorized;
     9,176,707 shares issued; 7,669,999 and 8,392,400 shares
     outstanding at September 30, 1996 and December 31, 1995,
     respectively)(a)                                                       92                69
Paid-in capital in excess of par                                       114,017           112,111
Retained earnings (substantially restricted)                           152,166           140,969
Less: Treasury stock (1,506,708 and 784,455 shares,                    (41,558)          (16,659)
      respectively)(a)
      Unallocated common stock held by ESOP                            (16,204)          (16,249)
      Unearned common stock held by RRPs                                (1,798)           (2,611)
                                                                    ----------        ----------
Total stockholders' equity                                             206,715           217,630
                                                                    ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,325,872        $1,240,882
                                                                    ==========        ==========

(a) Reflects shares issued as a result of the four-for-three stock split on August 22, 1996.

See accompanying notes to financial statements.

                  Queens County Bancorp, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)


                                                              FOR THE                      FOR THE
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPT. 30,                     SEPT. 30,
(in thousands, except per share data)                    1996          1995           1996           1995
----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Mortgage and other loans                          $23,564       $20,100        $67,874        $59,427
     Securities held to maturity                         1,068         1,238          3,140          3,608
     Mortgage-backed securities held to maturity         1,281         1,553          4,064          4,789
     Money market investments                               80            54            494            294
                                                       -------       -------        -------        -------
Total interest income                                   25,993        22,945         75,572         68,118
                                                       -------       -------        -------        -------
INTEREST EXPENSE:
     NOW and money market accounts                         497           625          1,551          1,778
     Savings accounts                                    1,690         1,824          5,089          5,518
     Certificates of deposit                             8,403         7,668         23,643         19,814
     FHLB borrowings                                       987            43          2,606          2,149
     Mortgagors' escrow                                     10            42             25             92
                                                       -------       -------        -------        -------
Total interest expense                                  11,587        10,202         32,914         29,351
                                                       -------       -------        -------        -------
     Net interest income                                14,406        12,743         42,658         38,767
(Recovery of) provision for loan losses                     --            --         (2,000)           150
                                                       -------       -------        -------        -------
     Net interest income after (recovery of)
     provision for loan losses                          14,406        12,743         44,658         38,617
                                                       -------       -------        -------        -------
OTHER OPERATING INCOME:
     Fee income                                            500           324          1,273            998
     Other income                                          128            88            310          1,554
                                                       -------       -------        -------        -------
Total other operating income                               628           412          1,583          2,552
                                                       -------       -------        -------        -------
OPERATING EXPENSE:
     Compensation and benefits                           3,780         3,444         11,311          9,845
     Occupancy and equipment                               626           617          1,846          1,844
     General and administrative                          1,249         1,122          3,349          3,341
     FDIC insurance premium                                  1           (51)             2            908
     Other                                                  77            55            215          1,600
                                                       -------       -------        -------        -------
Total operating expense                                  5,733         5,187         16,723         17,538
                                                       -------       -------        -------        -------
      Income before income taxes                         9,301         7,968         29,518         23,631
Income tax expense                                       3,699         2,753         12,391          8,743
                                                       -------       -------        -------        -------
     NET INCOME                                        $ 5,602       $ 5,215        $17,127        $14,888
                                                       =======       =======        =======        =======

     NET INCOME PER COMMON SHARE(a)                      $0.78         $0.68          $2.28          $1.90

(a) Reflects shares issued as a result of the four-for-three stock split on August 22, 1996.

See accompanying notes to financial statements.

                  Queens County Bancorp, Inc. and Subsidiary
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                     NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1996
(in  thousands)                                         (unaudited)
----------------------------------------------------------------------
COMMON STOCK (PAR VALUE: $.01):
   Balance at beginning of year                          $     69
   Shares issued                                               23
                                                         --------
   Balance at end of period                                    92
                                                         --------
PAID-IN CAPITAL IN EXCESS OF PAR:
   Balance at beginning of year                           112,111
   Shares issued                                              (23)
   Tax benefit effect on stock plans                          662
   Allocation of ESOP stock                                 1,267
                                                         --------
   Balance at end of period                               114,017
                                                         --------
RETAINED EARNINGS:
   Balance at beginning of year                           140,969
   Net income                                              17,127
   Dividends paid on common stock                          (4,703)
   Exercise of stock options (60,729 shares)               (1,227)
                                                         --------
   Balance at end of period                               152,166
                                                         --------
TREASURY STOCK:
   Balance at beginning of year                           (16,659)
   Purchase of 824,307 shares of Treasury stock           (27,898)
   Common stock acquired by SERP                            1,023
   Exercise of stock options (60,729 shares)                1,976
                                                         --------
   Balance at end of period                               (41,558)
                                                         --------
EMPLOYEE STOCK OWNERSHIP PLAN:
   Balance at beginning of year                           (16,249)
   Common stock acquired by SERP                           (1,023)
   Earned portion of ESOP and SERP stock                    1,068
                                                         --------
   Balance at end of period                               (16,204)
                                                         --------
RECOGNITION AND RETENTION PLANS:
   Balance at beginning of year                            (2,611)
   Earned portion of RRPs                                     813
                                                         --------
   Balance at end of period                                (1,798)
                                                         --------
TOTAL STOCKHOLDERS' EQUITY:                              $206,715
                                                         ========


See accompanying notes to financial statements.

                   Queens County Bancorp, Inc., and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1996          1995
(in thousands)                                                               (unaudited)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  17,127        $ 14,888
Adjustments to reconcile net income to net
  cash used in operating activities:
Depreciation and amortization                                              552             562
(Recovery of) provision for loan losses                                 (2,000)            150
Amortization of premiums (discounts), net                                  409            (426)
(Accretion) amortization of net deferred loan origination fees            (261)            991
Net gain on redemption of securities and  mortgage-backed
  securities                                                                (2)             (4)
Net loss (gain) on sale of other real estate owned                           2             (20)
Write-off of investment in Nationar                                         --             349
Provision for Nationar investment losses                                    --           1,000
Earned portion of RRPs                                                     813             832
Earned portion of ESOP                                                   2,997           1,353
Changes in assets and liabilities:
Decrease (increase) in other assets                                      2,241          (5,880)
Decrease (increase) in deferred income taxes                               794            (274)
Decrease in accounts payable and accrued expenses                         (478)         (1,796)
Decrease in official checks outstanding                                (18,046)         (5,728)
Decrease in other liabilities                                           (1,661)           (173)
                                                                     ---------        --------
Total adjustments                                                      (14,640)         (9,064)
                                                                     ---------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,487           5,824
                                                                     ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of mortgage-backed
  securities held to maturity                                           12,649          10,229
Proceeds from maturity of securities held to maturity                   67,000          42,000
Purchase of securities held to maturity                                (66,893)        (43,263)
Net increase in loans                                                 (118,425)        (16,529)
Proceeds from sale of loans and other real estate owned                    781             488
Purchase of premises and equipment, net                                 (1,105)           (396)
                                                                     ---------        --------
NET CASH USED IN INVESTING ACTIVITIES                                 (105,993)         (7,471)
                                                                     ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in mortgagors' escrow                                       3,932           2,347
Net increase in deposits                                                72,134          89,787
Net increase (decrease) in FHLB borrowings                              40,024         (76,754)
Cash dividends paid and options exercised, net                          (5,930)         (1,131)
Purchase of  Treasury stock, net of stock options exercised            (25,922)         (9,546)
                                                                     ---------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               84,238           4,703
                                                                     ---------        --------
Net (decrease) increase in cash and cash equivalents                   (19,268)          3,056
Cash and cash equivalents at beginning of period                        38,990          11,990
                                                                     ---------        --------
Cash and cash equivalents at end of period                           $  19,722        $ 15,046
                                                                     =========        ========
Supplemental information:
  Cash paid for:
     Interest                                                        $  32,909        $ 29,328
     Income taxes                                                       12,481           9,632
Transfers to other real estate owned from loans                            184             699
Transfers to real estate held for investment from other real
  estate owned                                                             598              --

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

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for all of 1996.

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

NOTE 2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method prescribed in APB No. 25 must make a pro forma disclosure of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in this statement had been applied.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 1996, the FASB issued SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. There will be no impact from SFAS No. 125 on the Company's financial statements when it becomes effective.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

Queens County Bancorp, Inc. (the "Company") is the holding company for Queens County Savings Bank (the "Bank"), the first savings bank chartered by the State of New York in the New York City Borough of Queens. The primary business of the Bank is gathering deposits from its customers in Queens and Nassau County and investing these funds in the origination of residential mortgage loans throughout the metropolitan New York area.

On July 9, 1996, the Board of Directors declared a four-for-three stock split in the form of a 33-1/3% stock dividend, and increased the quarterly cash dividend to 33-1/3 cents per share on the number of shares held prior to the split. Shareholders received one additional share for every three shares held at the close of business on August 22nd, with a total of 2,294,066 shares being issued pursuant to the split.

In keeping with the Company's goal of enhancing shareholder value, the Company repurchased 415,723 shares during the third quarter under its Stock Repurchase Program. These purchases brought the total number of shares repurchased in 1996 to 824,307 (split-adjusted) and the number of shares outstanding to 7,669,999 at September 30th. In all, the Company has repurchased 1,506,708 shares, net of exercised options, since adopting its first stock repurchase program. On November 23, 1996, the Company will reach its third anniversary as a publicly traded institution; any regulatory restrictions on its ability to buy back shares will be lifted at that time.

In October 1996, the Bank filed an application to establish another in-market branch; pending approval, the new branch is expected to open by the end of 1996. Like the mini-branch that opened in May, this site is located within a popular 24-hour Genovese drug store, and will feature a complete range of banking services and extended evening hours.


FINANCIAL CONDITION

At September 30, 1996, the Company recorded total assets of $1.3 billion, up $85.0 million from the level recorded at December 31, 1995. The increase was primarily fueled by a $119.5 million rise in mortgage loans outstanding to $1.1 billion, representing 83.9% of total assets at period-end.

Multi-family mortgage loans accounted for $785.6 million, or 70.60%, of mortgage loans outstanding, having grown $144.0 million, or 22.44%, since year-end 1995. Of the $229.4 million in mortgage loans originated in the first nine months of the year, $210.7 million, or 91.85%, are secured by multi-family buildings, including $69.8 million originated in the third quarter of 1996. The balance of the mortgage loan portfolio consisted of loans secured by one-to-four family homes (totaling $263.7 million); commercial real estate loans ($62.2 million); and construction loans ($1.3 million).

Also reflected in total assets at September 30, 1996 were other loans totaling $12.6 million (down $1.3 million from the year-end 1995 level); mortgage-backed securities held to maturity ("MBS") totaling $80.2 million (down $12.7 million); securities held to maturity ("securities") of $77.5 million (down $511,000); and money market investments of $6.0 million (down $7.6 million).

The Company's third quarter loan production was largely funded by an increase in deposits, and supplemented by a rise in borrowings from the Federal Home Loan Bank ("FHLB"). At September 30, 1996, total deposits grew to $1.0 billion from the year-end 1995 level of $932.1 million, while FHLB borrowings rose to $86.1 million from $46.1 million. The rise in deposits primarily reflects an $85.0 million increase in certificates of deposit ("CDs") to $630.7 million, fostered, in part, by the expansion of the branch network in May 1996.

Stockholders' equity totaled $206.7 million at September 30, 1996, as compared to $217.6 million at year-end 1995, and represented a split-adjusted book value of $26.95 per share.


LOANS

Throughout 1996, the Company has deployed the bulk of its funding into the origination of residential mortgage loans. At September 30th, the mortgage loan portfolio rose $119.5 million to $1.1 billion, representing a 12.03% increase from the level recorded at December 31, 1995.

Originations totaled $73.8 million in the current year's third quarter, bringing the total volume of originations to $229.4 million for the year to date. Of these, $210.7 million, or 91.85%, were secured by multi-family buildings, including $69.8 million originated in the third quarter of the year. Multi-family mortgage loans thus represented $785.6 million, or 70.60%, of mortgage loans outstanding at September 30th, having grown $144.0 million, or 22.44%, since December 31st. The substantial growth in multi-family mortgage loans is indicative of management's intent to increase this higher-yield and higher quality segment of the loan portfolio.

The Company's multi-family mortgage loans are originated for terms of ten years at a rate that adjusts to a point over prime in each of years six through ten. While the majority of the Company's 1996 originations have featured a fixed rate in the first five years of the loan, half of the multi-family mortgage loan portfolio features rates that step up annually in each of years two through five. At September 30, 1996, $90.7 million, $133.4 million, $87.6 million, and $77.3 million, respectively, in multi-family mortgages were scheduled to reprice upward over the next four quarters.

In addition to its growing portfolio of mortgage loans secured by multi-family buildings, the Company maintains a portfolio of other mortgage loans. At September 30, 1996, one-to-four family mortgage loans totaled $263.7 million, down $24.8 million from the year-end 1995 level after originations of $7.8 million, including $3.0 million in the third quarter of the year. Commercial real estate loans rose $206,000 to $62.2 million, reflecting originations of $10.0 million, and construction loans rose $62,000 to $1.3 million, reflecting originations of $881,000. Included in the year-to-date amounts for commercial real estate and construction loan originations are third-quarter originations of $643,000 and $351,000, respectively.

Looking at the mortgage loan portfolio as a whole, $1.0 billion, or 90.66%, were adjustable rate credits at the close of September, including $167.6 million, $174.0 million, $130.5 million, and $136.6 million, respectively, that are scheduled to reprice over the next four quarters, for a total of $608.7 million. Included in this amount are the $389.1 million in step-up loans that are due to reprice upward regardless of the direction of interest rates.

The Company also maintains a small portfolio of other loans, primarily consisting of loans on individual cooperative units and home equity lines of credit. At September 30, 1996, other loans totaled $12.6 million (down $1.3 million from the year-end 1995 level), representing a modest 1.12% of loans outstanding.


ASSET QUALITY

At September 30, 1996, the Company recorded non-performing assets of $9.4 million, representing 0.72% of total assets, as compared to $8.5 million (representing 0.65%) and $8.6 million (representing 0.69%) at June 30, 1996 and December 31, 1995, respectively. The current amount reflects non-performing loans of $8.5 million (as compared to $7.8 million and $7.8 million, respectively ) and other real estate owned ("ORE") of $972,000 (as compared to $697,000 and $774,000, respectively, at the prior dates).

Non-performing loans represented 0.77% of loans, net, at the close of September, and 0.72% and 0.78%, respectively, at June 30, 1996 and December 31, 1995. Included in non-performing loans at the current quarter's end were 39 non-accrual mortgage loans totaling $6.0 million and 44 loans 90 days or more delinquent totaling $2.5 million. Of the Company's non-performing loans, one was secured by a commercial real estate property; the remainder were all secured by one-to-four family homes in the Company's primary marketplace. ORE consisted of six one-to-four family homes at the close of September, one of which has since been sold.

Notwithstanding the uptick in non-performing loans as compared to the prior year-to-date level, the Company experienced its fifth consecutive quarter without any charge-offs, and thus maintained the allowance for loan losses at $9.4 million. This was consistent with the level recorded at the close of the second quarter and down from $11.4 million at December 31, 1995. Despite the second-quarter recovery and the continued suspension of the provision for loan losses, the loan loss allowance represented 109.70% of non-performing loans and 0.84% of loans, net, at the current quarter's end. At this level, the allowance amounted to 625.18% of net accumulated charge-offs during the past ten years.

For additional information, see the Asset Quality Analysis that follows and the discussion of the loan loss provision on page 14 of this report.


ASSET QUALITY ANALYSIS

                                                             At or For the     At or For the
                                                           Nine Months Ended     Year Ended
                                                             September 30,      December 31,
(dollars in thousands)                                          1996               1995
--------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                                   $11,359         $11,268
Loan charge-offs                                                      --             (59)
                                                                 -------         -------
Net charge-offs                                                       --             (59)
(Recovery of) provision for loan losses                           (2,000)            150
                                                                 -------         -------
Balance at end of period                                         $ 9,359         $11,359
                                                                 =======         =======
NON-PERFORMING ASSETS AT PERIOD-END:
Non-accrual mortgage loans                                        $6,056          $4,929
Loans 90 days or more delinquent and still
 accruing interest                                                 2,476           2,864
                                                                 -------         -------
Total non-performing loans                                         8,532           7,793
Other real estate owned                                              972             774
                                                                 -------         -------
Total non-performing assets                                       $9,504          $8,567
                                                                 =======         =======
RATIOS:
Allowance for loan losses to non-performing loans                 109.70%         145.76%
Allowance for loan losses to non-performing assets                 98.48          132.59
Allowance for loan losses to loans, net                             0.84            1.14
Allowance for loan losses to net accumulated
 charge-offs for the past 10 years                                625.18          758.78
Non-performing loans to loans, net                                  0.77            0.78
Non-performing assets to total assets                               0.72            0.69


MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The steady rise in mortgage loans over the past three quarters has been paralleled by consistent declines in the balance of MBS.

Reflecting prepayments and the absence of any new investments in such assets, the balance of MBS dropped $12.7 million from the year-end 1995 level to $80.2 million at September 30, 1996. All of the Company's MBS are held to maturity, which averaged 2.3 years at period-end.

At September 30, 1996 and December 31, 1995, the market value of the Company's MBS represented 99.91% and 100.65% of carrying value, respectively.

SECURITIES HELD TO MATURITY AND MONEY MARKET INVESTMENTS

At September 30, 1996, the Company recorded securities of $77.5 million, as compared to $78.0 million at year-end 1995. In keeping with Company policy, all securities are held to maturity, which averaged 5.9 months at the end of the current period. It is the Company's current practice to limit securities investments to short-term U.S. Treasuries and to roll over said securities upon maturity.

The market value of the Company's securities represented 100.10% of carrying value at the close of the current quarter, as compared to 100.17% at December 31st.

Money market investments likewise declined at the close of the quarter, to $6.0 million from $13.7 million at year-end 1995.


LIABILITIES

Deposits

The Company succeeded in building its deposit base in the current year's third quarter, as new customers were attracted to the Bank's two new locations and by the competitive rates being offered on selected CDs.

Deposits rose $72.1 million to $1.0 billion at the close of the third quarter, from $932.1 million at December 31st. Included in the 7.74% increase was an $85.0 million rise in CDs to $630.7 million, and a $170,000 increase in the balance of non-interest-bearing accounts to $23.0 million. CDs represented 62.80% of total deposits at the close of the quarter, as compared to 58.55 % at December 31, 1995. While the higher balance of CDs partly represents new deposits, it also reflects funds transferred by long-term customers out of lower yielding savings accounts. The constancy of the Bank's customer base is further revealed in the retention rate for CDs maturing in the twelve months ending September 30, 1996, which equalled 91.08%. The volume of CDs scheduled to mature in one year or less from the close of the current quarter was $522.8 million; it is management's expectation that the majority of funds from maturing CDs will again roll over with the Bank.

The balance of savings accounts, meanwhile, declined $8.5 million from the year-end 1995 level to $279.1 million at September 30, 1996. Savings accounts represented 27.79% of total deposits at the close of the quarter, as compared to 30.85% at year-end 1995, when they totaled $287.6 million. Similarly, the balance of NOW and money market accounts declined to $71.5 million from $76.0 million at December 31st. The 1996 amount represented 7.12% of total deposits, as compared to 8.15% at year-end.

Based on the very favorable response to its first Genovese drug store location, the Bank has filed application to open a second such in-store location before the end of the year. The new office will feature the full range of services available at the Bank's more traditional banking offices, as well as extended evening hours and an ATM.

Borrowings

To supplement the funding provided by the increase in deposits, the Company increased its utilization of FHLB borrowings. At September 30, 1996, FHLB borrowings rose to $86.1 million from the $46.1 million recorded at December 31, 1995.


ASSET AND LIABILITY MANAGEMENT

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is managing the Company's interest rate risk. This is achieved by matching the maturities and repricing dates of the Company's interest-earning assets with the maturities and repricing dates of its interest-bearing liabilities.

In order to enhance this match, management has maintained a portfolio of adjustable rate mortgage loans with scheduled rate increases, and has limited its other investments to short-term U.S. Treasuries. On the liability side of the balance sheet, management closely monitors the pricing of its deposits and has confined its use of FHLB borrowings to times when market conditions are especially conducive to a high level of loan origination activity.

Despite the rising balance of higher cost CDs and the increased use of FHLB borrowings to finance loan production, the Company recorded a positive gap of 6.43% between its interest rate sensitive assets and interest rate sensitive liabilities repricing within a one-year period. The presence of a positive gap indicates that more assets than liabilities will be subject to repricing as a result of changes in interest rates.


STOCKHOLDERS' EQUITY

At September 30, 1996, the Company recorded stockholders' equity of $206.7 million, as compared to $217.6 million at December 31, 1995. The 1996 amount represented 15.59% of total assets and a split-adjusted book value of $26.95 per share.

In the nine months ended September 30, 1996, the Company allocated $27.2 million towards the open-market repurchase of 824,307 shares (as adjusted for the 4-for-3 stock split) under its Stock Repurchase Program. At quarter's end, an additional 228,130 shares were still available for repurchase.

Also reflected in stockholders' equity at September 30, 1996 was an $11.2 million increase in retained earnings (net income of $17.1 million less dividends paid and options exercised of $5.9 million) and $3.8 million relating to the amortization and appreciation of shares in the Company's stock-related benefit plans.

The Company's capital strength is further revealed in the Bank's regulatory capital levels, which are presented in the analysis on page 11 of this report.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Managing liquidity is a fundamental component of the Company's business strategy. While the majority of the Company's funds are deployed into mortgage loan originations, other funds are invested into short-term securities in the form of U.S. Treasuries, and money market investments in the form of Federal funds.

Money market investments, together with cash and due from banks, are the Company's most liquid assets and totaled $19.7 million, collectively, at September 30, 1996. Securities, as previously indicated, totaled $77.5 million, and included $67.1 million in U.S. Treasuries with an average maturity of 5.9 months.

In the nine months ended September 30, 1996, funding for the Company's investments stemmed primarily from deposits, together with FHLB borrowings. Additional funding has stemmed from principal and interest payments on loans and proceeds from maturing MBS and securities. The total amount of funds from these sources equals approximately $146.0 million over the next twelve months. Besides its $323.3 million line of credit with the FHLB, the Company maintains a $10.5 million line of credit with the Federal Reserve Bank of New York and a $10.0 million line of credit with a money center bank.

The Bank's cash flows are derived from operating, investing, and financing activities. In the nine months ended September 30, 1996 and 1995, the net cash provided by operating activities was $2.5 million and $5.8 million, respectively. The $3.3 million difference primarily reflects an $18.0 million decrease in official checks outstanding (versus $5.7 million in the year-earlier nine-month period), offset by a $2.2 million decrease in other assets (versus a $5.9 million increase) and by the $2.0 million recovery from the allowance for loan losses (versus a $150,000 provision in the year-earlier nine months).

The net cash used in investing activities rose to $106.0 million in the current nine-month period from $7.5 million in the nine months ended September 30, 1995. The $98.5 million difference primarily stemmed from a $118.4 million increase in loans outstanding (versus $16.5 million in the year-earlier period), reflecting the significant level of loan production over the past nine months.

The net cash provided by financing activities, meanwhile, rose to $84.2 million from $4.7 million, primarily reflecting a $40.0 million net increase in FHLB borrowings (versus a net decline of $76.8 million in the year-earlier period) and $25.9 million relating to the purchase of Treasury stock (versus $9.5 million).

Capital

The Bank's regulatory capital ratios continued to substantially exceed the minimum requirements of the Federal Deposit Insurance Corporation ("FDIC") at September 30, 1996, as indicated in the following analysis:

REGULATORY CAPITAL ANALYSIS (Bank Only)

                                                At September 30, 1996
                                                ---------------------
                                                                       Risk-based Capital
                                                                       ------------------
(dollars in thousands)            Leverage Capital               Tier 1                   Total
                                  ----------------               ------                   -----
                                 Amount        Ratio      Amount        Ratio      Amount        Ratio
                                 ------        -----      ------        -----      ------        -----
Total Savings Bank Equity       $158,681       12.20%    $158,681       21.24%    $168,022       22.49%
Regulatory Capital
  Requirement                     39,027        3.00       29,890        4.00       59,780        8.00
                                --------       -----     --------       -----     --------       -----
Excess                          $119,654        9.20%    $128,791       17.24%    $108,242       14.49%
                                --------       -----     --------       -----     --------       -----


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET INCOME

The Company recorded net income of $5.6 million, representing a return on average of assets ("ROA") of 1.72%, in the current year's third quarter, up from $5.2 million (representing an ROA of 1.78%) in the third quarter of 1995. On a per-share basis, earnings rose to $0.78 from $0.68, the year-earlier level, representing an increase of 14.71%.

The higher earnings in 1996 were primarily driven by a $1.7 million increase in net interest income to $14.4 million, accompanied by a 9-basis point rise in interest rate spread to 3.84% and a 3-basis point jump in net interest margin to 4.55%. The rise in net interest income reflects, in turn, a $139.9 million increase in average interest-earning assets to $1.3 billion, accompanied by a 6-basis point rise in the average yield to 8.20%. These improvements exceeded a $131.0 million increase in average interest-bearing liabilities to $1.1 billion, which outweighed a 3-basis point drop in the average cost of funds to 4.36%.

The Company's third quarter 1996 earnings also reflect the continued suspension of the provision for loan losses (initiated in the year-ago third quarter), and a $216,000 increase in other operating income to $628,000.

These favorable factors combined to exceed a $546,000 increase in operating expense to $5.7 million and a $900,000 rise in income tax expense to $3.7 million. The higher level of operating expense primarily reflects the appreciation of shares held in the Company's stock-related benefit plans, which contributed $479,000 to the $3.8 million in third quarter 1996 compensation and benefits expense. The higher level of income tax expense reflects a $1.3 million rise in pre-tax income to $9.3 million.


INTEREST INCOME

The Company recorded interest income of $26.0 million in the current year's third quarter, up $3.1 million from $22.9 million in the third quarter of 1995. The 13.28% increase stemmed from a $139.9 million rise in average interest-earning assets to $1.3 billion, coupled with a 6-basis point rise in the average yield on said assets to 8.20%.

Mortgage and other loans generated $23.6 million, or 90.66%, of total interest income, as compared to $20.1 million, or 87.60%, in the year-earlier three months. The 17.23% rise reflects a $157.3 million, or 16.62%, increase in the average balance of mortgage and other loans to $1.1 billion, boosted by a 5-basis point increase in the average yield to 8.54%. Average mortgage and other loans represented 87.12% of average interest-earning assets in the current third quarter, as compared to 83.97% in the third quarter of 1995.

The balance of the increase in third quarter 1996 interest income stemmed from a $26,000 rise in the interest income derived from money market investments to $80,000. The modest increase was triggered by a $2.3 million rise in the average balance of said assets to $6.1 million, offsetting a 38-basis point drop in their average yield to 5.25%.

MBS provided $1.3 million in interest income, representing 4.93% of total interest income in the current quarter and a $272,000 decrease from $1.6 million in the third quarter of 1995. The reduction in interest income derived from MBS reflects a $16.7 million, or 16.80%, decline in the average balance of said assets to $82.5 million and a 5-basis point reduction in their average yield to 6.21%. In the third quarter of 1996, MBS accounted for 6.51% of average interest-earning assets, down from 8.80% in the year-earlier three months.

In the third quarter of 1996, securities were the source of $1.1 million in interest income, down $170,000 from $1.2 million, the third quarter 1995 amount. The 13.73% decline reflects a $3.1 million reduction in the average balance to $74.7 million, together with a 65-basis point decrease in the average yield to 5.72%. Average securities represented 5.89% of average interest-earning assets in the current quarter, generating 4.11% of interest income in the three-month period. By comparison, average securities accounted for 6.89% of average interest-earning assets in the year-ago third quarter, generating 5.40% of total interest income.


INTEREST EXPENSE

The Company recorded interest expense of $11.6 million in the current year's third quarter, up $1.4 million from the year-earlier level of $10.2 million. The 13.58% increase stemmed from a $131.0 million rise in average interest-bearing liabilities to $1.1 billion, substantially offsetting the 3-basis point drop in the average cost to 4.36%.

CDs accounted for $8.4 million of interest expense in the current third quarter, rising $735,000 from $7.7 million in the year-earlier three months. The rise in CD-related interest expense was the net effect of an $89.1 million increase in their average balance and a 35-basis point reduction in their average cost to 5.36%. CDs represented 59.01% of average interest-bearing liabilities in the current year's third quarter, up from 57.73% in the third quarter of 1995. Despite the increasing proportion of average CDs in the current quarter, the interest expense produced by CDs represented 72.52% of total interest expense, down from 75.16%, reflecting lower roll-over rates.

The higher level of interest expense also reflects the rise in average FHLB borrowings, which accounted for $987,000, or 8.52% of total interest expense, in the current quarter, as compared to $43,000, representing .42% of total interest expense, in the third quarter of 1995. Average FHLB borrowings rose $64.8 million to $67.5 million in the current third quarter, representing 6.41% of average interest-bearing liabilities, up from .30%. The higher average balance of FHLB borrowings was somewhat offset by a 44-basis point drop in the average cost to 5.80%, reflecting the lower interest rates that prevailed during the current period.

Savings accounts generated $1.7 million in interest expense in the current third quarter, down $134,000 from $1.8 million in the third quarter of 1995. The 7.35% decrease reflects a $10.8 million reduction in the average balance to $281.0 million and a 9-basis point drop in the average cost to 2.39%. Average savings accounts represented 26.67% of average interest-bearing liabilities and 14.59% of interest expense in the current third quarter, as compared to 31.62% and 17.88%, respectively, in the third quarter of 1995.

NOW and money market accounts contributed $497,000 to interest expense in the current third quarter, down $128,000 from $625,000 in the year-earlier three months. The 20.48% decrease in interest expense reflects an $8.6 million reduction in the average balance to $72.6 million, coupled with a 34-basis point drop in the average cost to 2.71%. Average NOW and money market accounts represented 6.89% of average interest-bearing liabilities in the current quarter, and accounted for 4.29% of interest expense. In the third quarter of 1995, NOW and money market accounts represented 8.81% of average interest-bearing liabilities and 6.13% of interest expense.

Mortgagors' escrow generated interest expense of $10,000 in the current third quarter, as compared to $42,000 in the year-earlier three months. The decrease stemmed from a $3.5 million reduction in the average balance to $10.7 million and an 80-basis point reduction in the average yield to .37%.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                           1996                                1995
                                                                           ----                                ----
                                                                                      Average                             Average
                                                            Average                    Yield/      Average                 Yield/
                                                            Balance      Interest       Cost       Balance    Interest      Cost
                                                            -------      --------       ----       -------    --------      ----
Assets:
  Interest-earning assets:
      Mortgage and other loans, net                        $1,104,247    $ 23,564        8.54%    $  946,916   $20,100      8.49%
      Securities held to maturity                              74,664       1,068        5.72         77,721     1,238      6.37
      Mortgage-backed securities held to maturity              82,527       1,281        6.21         99,194     1,553      6.26
      Money market investments                                  6,092          80        5.25          3,834        54      5.63
                                                           ----------    --------     -------     ----------   -------    ------
  Total interest-earning assets                             1,267,530      25,993        8.20%     1,127,665    22,945      8.14%
  Non-interest-earning assets                                  36,963                                 41,015
                                                           ----------                             ----------
  Total assets                                             $1,304,493                             $1,168,680
                                                           ==========                             ==========
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
      NOW and money market accounts                        $   72,642    $    497        2.71%    $   81,259   $   625      3.05%
      Savings accounts                                        280,998       1,690        2.39        291,780     1,824      2.48
      Certificates of deposit                                 621,767       8,403        5.36        532,673     7,668      5.71
      FHLB borrowings                                          67,538         987        5.80          2,733        43      6.24
      Escrow                                                   10,687          10        0.37         14,205        42      1.17
                                                           ----------    --------     -------     ----------   -------    ------
Total interest-bearing liabilities                          1,053,632      11,587        4.36%       922,650    10,202      4.39%
                                                                         --------                              -------
Non-interest-bearing deposits                                  23,356                                 21,407
Other liabilities                                              24,945                                 17,335
                                                           ----------                             ----------
Total liabilities                                           1,101,933                                961,392
Stockholders' equity                                          202,560                                207,288
                                                           ----------                             ----------
Total liabilities and stockholders' equity                 $1,304,493                             $1,168,680
                                                           ==========                             ==========
Net interest income/interest rate spread                                 $14,406        3.84%                  $12,743      3.75%
                                                                         =======      ======                   =======    ======
Net interest-earning assets/net interest margin              $213,898                   4.55%       $205,015                4.52%
                                                           ==========                 ======      ==========              ======
Ratio of interest-earning assets to interest-
  bearing liabilities                                                                 120.30%                             122.22%
                                                                                      ======                              ======

NET INTEREST INCOME

Net interest income is the Company's principal source of earnings; its level is significantly impacted by the volume of the Company's interest-earning assets and interest-bearing liabilities, and by the spread between the yield on such assets and the cost of such liabilities.

In the third quarter of 1996, the Company's net interest income reflected the benefits of substantial loan production, rising $1.7 million, or 13.05%, to $14.4 million from the third quarter of 1995. Notwithstanding the increased use of FHLB borrowings to support originations, the Company's interest rate spread rose 9 basis points to 3.84% from the year-earlier quarter and its net interest margin rose 3 basis points to 4.55%.

As compared to the trailing quarter, the Company's net interest income remained relatively constant, despite the anticipated reductions in its spread and margin resulting from the increased volume of FHLB borrowings and CDs.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on management's periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the types of loans in the portfolio and their inherent risk characteristics; the level of non-performing loans and resultant charge-offs, both historic and current; local economic conditions; the direction of real estate values; and current trends in regulatory supervision.

In the third quarter of 1996, the Company continued its suspension of the provision for loan losses, which was initially discontinued in the third quarter of 1995. Reflecting five consecutive quarters without any charge-offs, and the recovery of $2.0 million from the allowance for loan losses in the trailing quarter, the loan loss allowance totaled $9.4 million at the close of September, representing 109.70% of non-performing loans and 0.84% of loans, net. At this level, the allowance for loan losses amounted to 625.18% of the Company's net accumulated charge-offs over the past decade; annual charge-offs during this decade averaged $150,000, representing a nominal 0.0002 of average loans outstanding per year.

For additional information on asset quality and the allowance for loan losses, see the discussion which begins on page 7 of this report.


OTHER OPERATING INCOME

The rise in third quarter 1996 earnings was also fueled by a $216,000 increase in other operating income to $628,000, from $412,000 in the year-earlier three months. The 52.43% increase included a $176,000 rise in fee income to $500,000, together with a $40,000 increase in other income to $128,000.


OPERATING EXPENSE

Operating expense consists primarily of compensation and benefits expense, together with occupancy and equipment expense, general and administrative ("G&A") expense, and the FDIC insurance premium.

In the third quarter of 1996, the Company recorded total operating expense of $5.7 million, as compared to $5.2 million in the third quarter of 1995. The $546,000 increase primarily stemmed from a $336,000 rise in compensation and benefits expense to $3.8 million, including $479,000 related to the appreciation of shares held in the Company's stock-related benefit plans.

The balance of the increase in total operating expense was distributed among the remaining components. G&A expense rose $127,000 to $1.2 million, partly reflecting the network-wide upgrade of the Bank's computer equipment and the cost of promoting the Bank's new branches in College Point and Auburndale. In addition, the FDIC insurance premium totaled $1,000 in the current year's third quarter; in the year-earlier quarter, the FDIC reimbursed the Bank for overpayment of the insurance premium pursuant to a significant reduction in the premium rate. Third quarter 1996 operating expense also reflects a modest $9,000 increase in occupancy and equipment expense to $626,000 and a $22,000 increase in other operating expenses to $77,000.

Despite the increase in operating expense in the current third quarter, the ratio of operating expense to average assets improved to 1.76% from 1.78%, the year-earlier level, and the efficiency ratio improved to 38.13% from 39.43%.

The number of full-time equivalent employees was 288 at September 30, 1996.


INCOME TAX EXPENSE

Income tax expense rose to $3.7 million in the current year's third quarter from $2.8 million in the third quarter of 1995. The increase reflects a $1.3 million rise in pre-tax income to $9.3 million from $8.0 million.

In August 1996, changes to the Federal income tax code for thrifts which had long been anticipated were finalized by the U.S. Congress and signed into law. The law eliminated the use of the percentage of income bad debt reserve method for computing Federal tax bad debt deductions and provided for the recapture of post-1987 additions to the tax bad debt reserve. The potentially adverse impact of the Federal law was essentially mitigated with the passage (also in August) of State legislation which served to de-couple the Federal and New York State tax codes. The de-coupling enabled the Bank to continue to utilize the existing method, and obviated the need to recapture post-1987 reserves. While it is currently unknown whether the New York City tax code will likewise be decoupled, it is currently anticipated that the Company's effective tax rate will stabilize at approximately 42% in the fourth quarter of 1996.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET INCOME

Earnings rose to $17.1 million (representing a 1.80% ROA) in the current nine-month period from $14.9 million (representing a 1.70% ROA) in the nine months ended September 30, 1995. On a per-share basis, earnings rose to $2.28 from $1.90, representing an increase of 20.00%.

The increase in earnings was primarily driven by a 10.04% rise in net interest income to $42.7 million, from $38.8 million in the year-earlier nine months. This increase was supported by a 7-basis point improvement in the interest rate spread to 3.87% and by a 5-basis point improvement in the net interest margin to 4.63%. After the provision for loan losses, net interest income rose $6.0 million, or 15.64%, to $44.7 million. The increase reflects the recovery of $2.0 million from the allowance for loan losses in the current nine-month period, in contrast to a provision of $150,000 in the first nine months of 1995.

Earnings were further boosted by an $815,000 decrease in operating expense to $16.7 million, as reductions in the FDIC insurance premium and other operating expenses combined to offset a $1.5 million increase in compensation and benefits expense.

These contributing factors more than offset a $969,000 reduction in other operating income to $1.6 million and a $3.6 million increase in income tax expense to $12.4 million. The higher level of other operating income in 1995 reflects the Company's recognition of $1.3 million in interest earned on Federal income tax recoveries, while the higher income tax expense in 1996 reflects a $5.9 million increase in pre-tax income to $29.5 million.


INTEREST INCOME

In the nine months ended September 30, 1996, the Company recorded interest income of $75.6 million, up $7.5 million from $68.1 million in the nine months ended September 30, 1995. The 10.94% increase was due to a $98.9 million rise in average interest-earning assets to $1.2 billion and to a 16-basis point rise in the average yield to 8.20%.

Mortgage and other loans accounted for $67.9 million, or 89.81%, of total interest income, up from $59.4 million, representing 87.24%, in the year-earlier nine months. The 14.21% increase in interest income stemmed from a $112.3 million, or 11.90%, rise in the average balance of said assets and a 17-basis point rise in their average yield to 8.57%. Average mortgage and other loans represented 85.92% of average interest-earning assets in the current nine-month period, up from 83.51% in the year-earlier nine months.

Money market accounts contributed $494,000 to 1996 interest income, up from $294,000 in the nine months ended September 30, 1995. The $200,000 increase was the net result of a $5.9 million rise in the average balance of said assets to $12.6 million and a 66-basis point reduction in the average yield to 5.23%.

MBS provided $4.1 million in year-to-date interest income, down $725,000 from $4.8 million in the first nine months of 1995. The reduction reflects a $15.8 million decrease in the average balance to $86.9 million, only modestly offset by a 2-basis point increase in the average yield to 6.24%. Average MBS represented 7.07% of average interest-earning assets in the current nine-month period (as compared to 9.09%, the year-earlier percentage) and provided 5.38% of interest income (as compared to 7.03% in the year-earlier nine months.)

Securities generated $3.1 million, or 4.16% of total interest income, down from $3.6 million (representing 5.30% of the total) in the year-earlier nine months. The $468,000 reduction stemmed from a $3.5 million decrease in the average balance of these assets to $73.5 million, coupled with a 55-basis point decline in their average yield to 5.70%. Average securities represented 5.98% of average interest-earning assets in the current period, versus 6.81% in the nine months ended September 30, 1995.


INTEREST EXPENSE

In the nine months ended September 30, 1996, the Company recorded interest expense of $32.9 million, up $3.6 million from $29.4 million in the year-earlier nine months. The 12.14% increase stemmed from an $89.7 million rise in average interest-bearing liabilities to $1.0 billion, which was accompanied by a 9-basis point rise in the cost of these funds to 4.33%.

CDs generated $23.6 million in interest expense in the current period, up from $19.8 million in the nine months ended September 30, 1995. The $3.8 million, or 19.32%, rise reflects a $94.9 million increase in the average balance to $579.9 million, which outweighed a one-basis point drop in the average cost to 5.45%. Average CDs represented 57.12% of average interest-bearing liabilities in the current period and generated 71.83% of year-to-date interest expense. In the nine months ended September 30, 1995, average CDs represented 52.41% of average interest-bearing liabilities, generating 67.51% of interest expense.

The higher level of interest expense in the current period also reflects a $457,000 increase in interest expense produced by FHLB borrowings. Specifically, FHLB borrowings generated $2.6 million, or 7.92% of total interest expense, in the current nine-month period, up from $2.1 million, representing 7.32%, in the first nine months of 1995. The 21.27% increase was the net result of a $16.5 million rise in the average balance of FHLB borrowings to $62.4 million, and a 68-basis point decline in the average cost to 5.58%. Average FHLB borrowings represented 6.15% of average interest-bearing liabilities in the current nine-month period and 4.96% in the year-earlier nine months.

Savings accounts generated $5.1 million in interest expense, or 15.46% of the current nine-month total, as compared to $5.5 million, or 18.80% of the total, in the first nine months of 1995. The $429,000 decline stemmed from a $14.1 million decrease in the average balance to $283.9 million and a 9-basis point drop in the average cost to 2.39%. Average savings accounts represented 27.96% of average interest-bearing liabilities in the current period, as compared to 32.19% in the year-earlier nine months.

NOW and money market accounts were the source of $1.6 million in interest expense, or 4.71% of the year-to-date total, down from $1.8 million, or 6.06% of the total, in the first nine months of 1995. The $227,000 decline was due to a $4.2 million reduction in the average balance to $74.4 million, coupled with a 24-basis point drop in the average cost to 2.78%. Average NOW and money market accounts represented 7.33% and 8.50%, respectively, of average interest-bearing liabilities in the nine months ended September 30, 1996 and 1995.

The interest expense provided by mortgagors' escrow totaled $25,000 in the current period, as compared to $92,000 in the first nine months of 1995. The decrease was due to a $3.4 million decline in the average balance to $14.6 million and a 45-basis point drop in the average cost to .23%.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                   1996                                       1995
                                                                   ----                                       ----
                                                                                Average                                Average
                                                     Average                     Yield/      Average                    Yield/
                                                     Balance      Interest        Cost       Balance        Interest     Cost
                                                     -------      --------        ----       -------        --------     ----
Assets:
  Interest-earning assets:
      Mortgage and other loans, net                 $1,055,606     $67,874        8.57%    $  943,320        $59,427     8.40%
      Securities held to maturity                       73,493       3,140        5.70         76,969          3,608     6.25
      Mortgage-backed securities held to maturity       86,870       4,064        6.24        102,702          4,789     6.22
      Money market investments                          12,583         494        5.23          6,657            294     5.89
                                                    ----------     -------      ------     ----------        -------   ------
  Total interest-earning assets                      1,228,552      75,572        8.20%     1,129,648         68,118     8.04%
  Non-interest-earning assets                           39,433                                 39,419
                                                    ----------                             ----------
  Total assets                                      $1,267,985                             $1,169,067
                                                    ==========                             ==========
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
      NOW and money market accounts                 $   74,416     $ 1,551        2.78%    $   78,637        $ 1,778     3.02%
      Savings accounts                                 283,892       5,089        2.39        297,943          5,518     2.48
      Certificates of deposit                          579,928      23,643        5.45        485,075         19,814     5.46
      FHLB borrowings                                   62,431       2,606        5.58         45,898          2,149     6.26
      Escrow                                            14,592          25        0.23         17,990             92     0.68
                                                    ----------     -------      ------     ----------        -------   ------
Total interest-bearing liabilities                   1,015,259      32,914        4.33%       925,543         29,351     4.24%
                                                                   -------                                   -------
Non-interest-bearing deposits                           23,022                                 19,690
Other liabilities                                       20,905                                 17,189
                                                    ----------                             ----------
Total liabilities                                    1,059,186                                962,422
Stockholders' equity                                   208,799                                206,645
                                                    ----------                             ----------
Total liabilities and stockholders' equity          $1,267,985                             $1,169,067
                                                    ==========                             ==========
Net interest income/interest rate spread                           $42,658        3.87%                      $38,767     3.80%
                                                                   =======      ======                       =======   ======
Net interest-earning assets/net interest margin       $213,293                    4.63%      $204,105                    4.58%
                                                    ==========                  ======     ==========                  ======
Ratio of interest-earning assets to interest-
  bearing liabilities                                                           121.01%                                122.05%
                                                                                ======                                 ======


NET INTEREST INCOME

Net interest income rose $3.9 million, or 10.04%, to $42.7 million in the nine months ended September 30, 1996. The increase reflects the $7.5 million rise in interest income to $75.6 million, which far exceeded the $3.6 million increase in interest expense to $32.9 million. In addition, the Company's interest rate spread improved to 3.87% from 3.80% in the year-earlier nine-month period; similarly, its net interest margin rose to 4.63% from 4.58%.


PROVISION FOR LOAN LOSSES

The Company's earnings for the nine months ended September 30, 1996 reflects the second-quarter recovery of $2.0 million from the allowance for loan losses and the suspension of the provision in the first and third quarters of the year. By comparison, the Company set aside a modest $150,000 provision for loan losses in the year-earlier nine-month period, having provided $75,000 for loan losses in each of the first two quarters of 1995.

For additional information on the provision for loans losses, see the Asset Quality discussion beginning on page 7 of this report.

OTHER OPERATING INCOME

The Company recorded other operating income of $1.6 million in the current nine-month period, as compared to $2.6 million in the year-earlier nine months. The higher level in 1995 reflects the Company's recognition of $1.3 million in interest earned on Federal income tax recoveries in the second quarter. Absent this non-recurring item, other operating income in the nine months ended September 30, 1995 would have amounted to $1.3 million.

Fee income, which is typically the primary component of other operating income, rose to $1.3 million in the current nine-month period from $998,000 in the year-earlier nine months.


OPERATING EXPENSE

The Company recorded an $815,000 improvement in operating expense in the current nine-month period, to $16.7 million from $17.5 million in the year-earlier nine months. The decline was primarily triggered by a $1.4 million reduction in other operating expenses to $215,000 from $1.6 million, and by a reduction in the FDIC insurance premium to $2,000 from $908,000.

In 1995, other operating expenses were inflated by a $1.0 million provision for possible losses relating to the first-quarter seizure of Nationar by the New York State Banking Department and by a one-time $349,000 charge against earnings relating to the Bank's original investment in Nationar. It is management's belief that a portion of the $1.0 million provision for possible losses may yet be recovered, although the timing of such recovery is currently unknown. The higher FDIC insurance premium in 1995 reflects the higher rate charged per $100 of deposits; on January 1, 1996, the insurance premium was eliminated entirely and a nominal assessment applied in its place.

These improvements combined to offset a $1.5 million increase in compensation and benefits expense to $11.3 million from $9.8 million and more modest increases in occupancy and equipment expense (up $2,000 to $1.8 million) and G&A expense (up $8,000 to $3.3 million). The $1.5 million rise in compensation and benefits expense includes $1.8 million in normal amortization relating to the Company's ESOP and RRPs, as well as $1.3 million relating to the appreciation of shares held in these stock-related benefit plans. The combined sum of $3.1 million, when added to $662,000 in related tax benefits, is an enhancement to capital which, on an annualized basis, equals an additional $0.68 in cash earnings per share.

As a percentage of average assets, the Company's operating expense improved to 1.76% from 2.00%, the year-earlier level; the Company's efficiency ratio also improved, to 37.80% from 42.45%.


INCOME TAX EXPENSE

In the nine months ended September 30, 1996, the Company recorded income tax expense of $12.4 million, up $3.7 million from $8.7 million in the nine months ended September 30, 1995. The increase reflects a $5.9 million rise in pre-tax income to $29.5 million from $23.6 million.


SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In accordance with the Private Securities Litigation Reform Act of 1995, this report contains certain forward-looking statements regarding the Company's financial performance, as well as accompanying cautionary statements identifying factors which could cause actual results to differ materially from those anticipated. To facilitate the reader's understanding of the Company's financial performance, and the factors by which it is influenced, such forward-looking and accompanying cautionary statements appear within sections of the Management's Discussion and Analysis to which they specifically pertain.

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

In the second quarter of 1995, the Bank set aside a $1.0 million reserve for possible losses relating to the Nationar seizure and, on August 9, 1995, filed a claim with the Banking Department for all of the remaining balance. On June 27, 1996, an additional $4.2 million was distributed to the Bank, leaving a balance of $1.0 million in frozen assets, net of the $1.0 million reserve for possible losses. It is management's belief that when the remaining frozen assets are distributed, a portion of the $1.0 million reserve for possible losses will be recovered.

On November 16, 1994, the Company received notice that it had been named as a defendant in a purported class action complaint filed in the Supreme Court of the State of New York, County of Queens. The defendants named in the lawsuit included the Company, the individual directors, and the executive officers of the Bank, Adams Cohen Securities, Inc. and RP Financial, Inc. The complaint alleged that the conversion prospectus contained materially false and misleading statements concerning the value of the Company's stock and that the Directors breached fiduciary duties owed to the Bank's depositors by allowing the value of the Company's common stock to be materially understated in the prospectus and by implementing certain stock-based benefit plans as part of the conversion. The complaint sought certification as a class action and damages against all defendants in an unspecified amount. On January 31, 1995, the defendants moved to dismiss the complaint on the ground that it failed to state a valid cause of action. On May 2, 1995, the Court issued a decision granting the motions filed by the Company and the other defendants in the action to dismiss the complaint. Subsequently, the Court issued an order of dismissal in accordance with the decision. The plaintiffs subsequently filed a Notice of Appeal to the Appellate Division, which the Company rebutted. On September 5, 1996, the Appellate Division of the Court upheld the earlier decision to dismiss the case.

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

         The following exhibit is filed as part of this report:

         Regulation S-K Exhibit

         Reference Number 11

             Statement re:  Computation of Per Share Earnings

         (b)  Reports on Form 8-K

On July 17, 1996, the Company filed a Form 8-K reporting the Board of Director's declaration of a four-for-three stock split in the form of a 33-1/3% stock dividend. The stock dividend was paid on August 22, 1996 to shareholders of record on August 1, 1996, together with cash in lieu of any fractional shares, based on the average of the high and low bid prices on August 1, 1996, as adjusted for the split.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Queens County Bancorp, Inc.
                                             (Registrant)


DATE:  November 6, 1996                     BY: /s/ Joseph R. Ficalora
                                                ----------------------
                                                Joseph R. Ficalora
                                                Chairman of the Board,
                                                President, and Chief
                                                Executive Officer
                                                (Duly Authorized Officer)

DATE:  November 6, 1996                     BY: /s/ Robert Wann
                                                ---------------
                                                Robert Wann
                                                Senior Vice President,
                                                Comptroller, and Chief
                                                 Financial Officer
                                                (Principal Financial Officer)