Form 10-K405
period 1996-12-31
QUEENS COUNTY BANCORP INC
filed 1997-03-28
CIK 910073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                     -------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1996    Commission File Number  0-22278
                           -----------------                            -------

                           QUEENS COUNTY BANCORP INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                               06-1377322
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   38-25 Main Street, Flushing, New York 11354
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)           (718) 359-6400
                                                              -----------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. X

As of March 18, 1997, the aggregate market value of the shares of common stock of the registrant outstanding was $389,265,364, excluding 710,424 shares held by all directors and executive officers of the registrant. This figure is based on the closing price by the NASDAQ National Market for a share of the registrant's common stock on March 18, 1997, which was $57.25 as reported in The Wall Street Journal on March 19, 1997. The number of shares of the registrant's common stock outstanding as of March 18, 1997 was 7,509,819 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997 and the 1996 Annual Report to Shareholders are incorporated herein by reference - Parts I, II, and III.

                              CROSS REFERENCE INDEX

                                     PART I

                                                                            Page

Item 1.  Business

         Description of Business..........................................    1
         Statistical Data:
                Lending Activities........................................   19
                Loan Maturity and Repricing...............................   20
                Summary of Allowance for Loan Losses......................   21
                Composition of Mortgage and Other Loan Portfolio..........   21
                Securities and Mortgage-Backed Securities Portfolio.......   22

Item 2.  Properties.......................................................   23
Item 3.  Legal Proceedings................................................   24
Item 4.  Submission of Matters to a Vote of Security Holders..............   24


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................    24
Item 6.  Selected Financial Data.........................................    24
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                            24

Item 8.  Financial Statements and Supplementary Data.....................    24
          Queens County Bancorp, Inc. and Subsidiary:
                Independent Auditors' Report.............................    24
                Consolidated Statements of Financial Condition...........    24
                Consolidated Statements of Income........................    24
                Consolidated Statements of Stockholders' Equity..........    24
                Consolidated Statement of Cash Flows.....................    24
                Notes to Consolidated Financial Statements...............    24
                Management's Responsibility for Financial Reporting......    24
Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................    24


                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............    25
Item 11. Executive Compensation..........................................    25
Item 12. Security Ownership of Certain Beneficial Owners and Management..    25
Item 13. Certain Relationships and Related Transactions..................    25


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   25

Signatures................................................................   28

                                     PART I

Item 1. Business

        Queens County Bancorp, Inc. (the "Company") was incorporated in the State of Delaware on July 20, 1993 to serve as the holding company for Queens County Savings Bank (the "Bank"). The Company acquired all of the stock of the Bank upon its conversion from a New York State-chartered mutual savings bank to a New York State-chartered stock savings bank on November 23, 1993. The information and consolidated financial statements in this Form 10-K report relate principally to the Company's wholly-owned subsidiary, Queens County Savings Bank, through which the Company conducts its principal business activity.

        Queens County Savings Bank was organized in April 14, 1859 as a New York State-chartered mutual savings bank and was the first savings bank chartered in the Borough of Queens, City of New York. The Bank is subject to regulation by the New York State Banking Department ("Banking Department") and its deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

General

        The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, into the origination of mortgage loans on multi-family properties and one-to-four family homes. To a lesser extent, the Bank also originates loans on commercial real estate, construction loans, home equity loans, and other consumer loans. In addition, the Bank invests in U.S. Treasury and Government agency securities. The Bank's revenues are derived primarily from interest on its mortgages and other loans, its mortgage-backed securities portfolio, and interest and dividends earned on its securities. The Bank's primary sources of funds are deposits, amortization and prepayments of loans, and amortization, prepayments, and maturities of mortgage-backed and investment securities. In addition, the Company draws on its $406 million line of credit with the Federal Home Loan Bank of New York ("FHLB-NY") in times of above-average loan demand.

        The Company's objective of enhancing the value of its shares has been accomplished through the implementation of stock repurchase programs, two stock splits, and the payment of quarterly cash dividends to stockholders, and by maintaining a high level of asset quality, and a strong capital position through the generation of stable earnings. Since October 1994, the Company has announced four stock repurchase authorizations and increased its Treasury stock, net of options exercised, to 1,546,601, or 16.85% of the shares issued at its initial public offering on November 23, 1993. At March 18, 1997, the total number of shares outstanding was 7,509,819 as compared to 7,630,103 at December 31, 1996.

Market Area and Competition

        The Bank is a community-oriented financial institution offering a wide variety of financial products and services to meet the needs of the communities it serves. Headquartered in the heart of Flushing, New York, in the Borough of Queens, the Bank currently operates eight branch offices and three customer service centers in Queens and a ninth branch office in Nassau County. The Bank's deposit gathering base is concentrated in the communities surrounding its offices, while its primary lending area extends throughout the greater New York metropolitan area. Most of the Bank's mortgage loans are secured by properties located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County.

        The metropolitan area has historically been home to a significant number of corporations, including those within the manufacturing and financial services industries. Despite the ongoing trend toward corporate downsizing and bank consolidation, and the slow path of economic growth within the region as compared to the rest of the country, the Bank has managed to maintain a consistently high level of asset quality.

        The Bank faces significant competition both in making loans and in attracting deposits. Its market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations, mortgage banking companies and insurance companies. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 71.10% of the Bank's loan portfolio at year-end 1996. Management anticipates that competition for both multi-family and one-to-four family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of such loans.

The Bank's most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

        Loan and Mortgage-Backed Securities Portfolio Composition. The Bank's loan portfolio consists primarily of multi-family loans on both rental and cooperative apartment buildings, and conventional first mortgage loans secured by one-to-four family homes. To a lesser extent, the Bank also originates commercial real estate loans, construction loans, and home equity and other consumer loans. At December 31, 1996, the Bank's gross loan portfolio totaled $1,156.6 million, of which $822.4 million, or 71.10%, were multi-family mortgage loans, and $256.9 million, or 22.21%, were one-to-four family first mortgage loans. Of the total mortgage loan portfolio outstanding at year-end 1996, 91.49% were adjustable or step-up loans and 8.51% were fixed rate mortgage loans. The Bank's loan portfolio also included $63.5 million in commercial real estate loans, $1.6 million in construction loans, $5.8 million in cooperative apartment loans, $2.8 million in home equity loans generally secured by second liens on real property, and $3.7 million in other consumer loans.

        The types of loans originated by the Bank are subject to Federal and State laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and the rates offered by its competitors. These factors are, in turn, affected by general economic conditions, the monetary policy of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), legislative tax policies, and governmental budgetary matters.

        The Bank has invested in a variety of mortgage-backed securities, substantially all of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA"). At December 31,1996, mortgage-backed securities totaled $73.7 million, or 5.43% of total assets. The market value of such securities was approximately $74.2 million at December 31, 1996. At December 31, 1996, all of the Bank's $73.7 million in mortgage-backed securities were held to maturity.

        Loan Originations, Purchases, Sales, and Servicing. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Generally, the Bank does not purchase whole mortgage loans or loan participations. It is the Bank's current policy to sell all newly originated fixed rate one-to-four family mortgage loans into the secondary market to Savings Bank Life Insurance ("SBLI"), the Federal National Mortgage Association ("FNMA"), the State of New York Mortgage Agency ("SONYMA"), and other secondary market purchasers. ARM loans are retained for the Bank's portfolio. For the fiscal year December 31, 1996 and 1995, originations of ARM loans totaled $295.3 million and $132.0 million, respectively, or 99.83% and 90.53%, of all one-to-four family mortgage loan originations. Originations of fixed rate loans totaled $7.9 million and $13.8 million, respectively, for the same periods, while sales of fixed rate loans totaled $350,000 and $508,000, respectively, for those periods. The Bank generally sells all loans without recourse and retains the servicing rights of such loans sold. As of December 31, 1996, the Bank was servicing $16.1 million in loans for others. The Bank is generally paid a fee of 0.25% for servicing loans sold.

        Multi-Family Lending. The Bank originates multi-family loans (defined as loans on properties with five or more units) which are secured by rental or cooperative apartment buildings located primarily in the greater New York metropolitan area. At December 31, 1996, the Bank's portfolio of multi-family mortgage loans totaled $822.4 million, representing 71.10% of the total loan portfolio. Of these, $446.5 million, or 54.30%, were secured by rental apartment buildings and $375.9 million, or 45.70%, were secured by underlying mortgages on cooperative apartment buildings.

        Such loans are originated for terms of 10 years at a rate that adjusts to the prime rate of interest, as reported in The New York Times, plus a margin of 100 basis points, in each of years six through ten. In 1996, the majority of the Bank's multi-family mortgage loan originations featured a fixed rate for the first five years of the credit; the balance were originated at rates that are due to step-up in each of years two through five, regardless of the direction of market interest rates. The interest rate on step-up loans may not fall below the rate charged in the third year of the credit, and prepayment penalties range from five points to one over the first five years of the loan. At year-end 1996, 97.5% of the Bank's multi-family mortgage loans were adjustable rate credits, including $425.6 million that are due to step upward in 1997. Properties securing multi-family mortgage loans are appraised either by appraisers employed by the Bank or by independent appraisers approved by the Bank.

        The Mortgage and Real Estate Committee of the Board of Directors (the "Mortgage and Real Estate Committee") is authorized to approve loans with higher loan-to-value ratios based upon the particular circumstances of the individual property. Any loans in excess of $3.0 million must be approved by the Executive Committee of the Board of Directors (the "Executive Committee").

        In originating such loans, the Bank bases its underwriting decisions primarily on the net operating income generated by the property in relation to the debt service. The Bank also considers the financial resources of the borrower, the borrower's experience in owning or managing similar property, the market value of the property, and the Bank's lending experience with the borrower. The Bank generally requires minimum debt service ratios of 120% on multi-family properties. In addition, the Bank requires a security interest in the personal property at the premises, and an assignment of rents.

        The Bank's largest concentration of loans to one borrower at December 31, 1996 consisted of 12 loans secured by 12 multi-family properties located in the Bank's primary market area. These loans were made to several borrowers who are deemed to be related for regulatory purposes. As of December 31, 1996, the outstanding balance of these loans totaled $17.8 million and, as of such date, all such loans were performing in accordance with their terms. The Bank's concentration of such loans did not exceed its "loans-to-one-borrower" limitation of $19.2 million at December 31, 1996. See "Loans to One Borrower Limitations."

        Loans secured by multi-family properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family buildings are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the local economy. The Bank seeks to minimize these risks through its underwriting policies, which restrict new originations of such loans to the Bank's primary lending area and require such loans to be qualified on the basis of the property's net income and debt service ratio. Since 1988, one loan on a multi-family property outside of the primary lending area was foreclosed upon and subsequently sold.

        One-to-Four Family Mortgage Lending. The Bank offers first mortgage loans secured primarily by owner-occupied, one-to-four family residences, including condominium loans, located in its primary lending area. The Bank offers both fixed rate and ARM loans with maturities of up to 30 years, to a maximum amount of $500,000. The Bank's one-to-four family mortgage loan originations are generally made to existing or past customers and members of the local community, and through referrals from local attorneys, realtors, and independent mortgage brokers. With the exception of limited documentation loans, one-to-four family residential mortgage loans are generally underwritten to FNMA and other agency guidelines. At December 31, 1996, $256.9 million, or 22.21% of the Bank's loan portfolio, consisted of one-to-four family mortgage loans.

        Since 1985, the Bank has originated one-to-four family loans without verification of the borrower's level of income and, in many instances, without verification of financial assets, basing approval on a credit report and property appraisal alone. The Bank originates such limited documentation loans with full asset verification on properties located within its Community Reinvestment Act ("CRA") market area with loan-to-value ratios of up to 75% of the lower of the appraised value or the sales price of the property. All other limited documentation loans are originated with loan-to-value ratios of up to 70% of the lower of the appraised value or sales price of the property. Full documentation mortgage loans are offered in amounts up to 75% of the lower of the appraised value or sales price of the property, or up to 85% with private mortgage insurance. A substantial majority of the Bank's one-to-four family loan originations during 1996 and 1995 were limited documentation loans. These loans involve a higher degree of risk of default as compared to full documentation one-to-four family mortgage loans. In recognition of this risk, the Bank is stringent in its review and verification of the borrower's credit. In addition, it primarily utilizes staff appraisers to perform real estate appraisals and charges a higher rate of interest on such loans. Of the Bank's $9.7 million in non-performing loans at December 31, 1996, one-to-four family loans comprised $8.5 million. Since 1990, the Bank has foreclosed on 42 one-to-four family residential properties; four of these properties remained in foreclosed real estate as of December 31, 1996, with a carrying value of $627,000.

        The Bank currently offers ARM loans secured by one-to-four family residential properties that adjust every one, two, or three years. The interest rate on ARM loans fluctuates based upon a spread above either the Federal Housing Finance Board rate or the average yield on U. S. Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. Rates on ARM loans are generally subject to limitations on interest rate increases of a 2% to 3% adjustment per period and an aggregate adjustment of 6% over the life of the loan. Accordingly, increases in interest rates and the resulting cost of funds in a rapidly rising interest rate environment could exceed the cap levels on these loans and negatively impact net interest income. In the year ended December 31, 1996 and 1995, the Bank originated $8.5 million and $14.3 million, respectively, in one-to-four family residential ARM loans.

        The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences, and availability of funds. During 1996, demand for ARM loans was impacted by the low interest rate environment and consumer preference for fixed rate loans. Accordingly, although the Bank will continue to offer ARM loans, there can be no assurance that the Bank will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans in the future.

        The retention of ARM loans in the Bank's loan portfolio, as opposed to fixed rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, ARM loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because, as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risk, borrowers of ARM loans are qualified at the Bank's current offering rate for fixed rate loans, but not less than 7.0%. The Bank has not originated in the past, nor does it currently originate, ARM loans that provide for negative amortization.

        The Bank currently offers fixed rate mortgage loans with terms of 15 to 30 years secured by one-to-four family residences. Interest rates charged on fixed rate loans are competitively priced, based on market conditions. The Bank originates fixed rate loans for sale in amounts of up to 75% of the lower of the appraised value or the sales price of the property, with private mortgage insurance required for loans in excess of 80%. Fixed rate loans are made in amounts up to the maximum amount permitted by FNMA, FHLMC, and SONYMA guidelines. For the years ended December 31, 1996 and 1995, the Bank originated $1.6 million and $1.9 million, respectively, in fixed rate one-to-four family residential mortgage loans.

        An origination fee of up to 2% may be charged on one-to-four family mortgage loans. Mortgage loans in the Bank's portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions within the applicable regulations and guidelines imposed by New York law and secondary market purchasers.

        The Bank generally sells its newly originated conforming fixed rate mortgage loans in the secondary market to such Federal and State agencies as FNMA, SONYMA, and other secondary market purchasers, while retaining the servicing rights on all such loans sold. For the twelve months ended December 31, 1996, the Bank sold loans totaling $350,000. As of December 31, 1996, the Bank's portfolio of loans serviced for others totaled $16.1 million. The Bank intends to continue to sell all of its newly originated fixed rate one-to-four family mortgage loans as a means of managing its interest rate risk. No assurances can be made, however, that the Bank will be able to do so.

        Commercial Real Estate Lending. The Bank offers commercial real estate loans that are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings. At December 31, 1996, the Bank had loans secured by commercial real estate of $63.5 million, comprising 5.49% of the Bank's total loan portfolio. Commercial real estate loans may be originated in amounts of up to 65% of the appraised value of the mortgaged property. Such loans are typically made for terms of ten years with interest rates charged in the same manner as the Company's step-up loans. To originate commercial real estate loans, the Bank requires one or more of the following: personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised by either appraisers employed by the Bank or by independent appraisers approved by the Bank. Of the Bank's commercial real estate portfolio at December 31, 1996, only two loans in the amount of $1.2 million were delinquent 90 days or more. Since 1988, the Bank has foreclosed on two commercial real estate loans. In recent years, the Bank has de-emphasized its origination of commercial real estate loans. At December 31, 1996 and 1995, such loans totaled $63.5 million and $62.0 million, respectively.

        Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its lending policies and underwriting standards, which restrict new originations of such loans to the Bank's primary lending area and qualify such loans on the basis of the property's net income and debt service ratio.

        Construction Lending. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and, to a lesser extent, multi-family properties. The Bank's policies provide that construction loans may be made in amounts of up to 70% of the appraised value of the project. The maximum loan amount is $3.0 million. The Bank generally has provided construction loans only as an accommodation to existing customers and does not actively solicit such loans. The Bank generally requires personal guarantees and a permanent loan commitment. Construction loans are made with adjustable rate terms of up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent end loans originated by the Bank at the end of the construction period or upon the borrower receiving permanent financing from another financial institution. As of December 31, 1996, the Bank had $1.6 million, or 0.14%, of its total loan portfolio invested in construction loans. The Bank does not currently intend to increase the level or ratio of its construction loans to total loans.

        Other Lending. The Bank also offers other full documentation loans, primarily cooperative apartment, home equity, student, and passbook loans. Other loans outstanding at December 31, 1996 totaled $12.3 million, or 1.06% of the Bank's loan portfolio. Of total other loans, cooperative apartment loans represented $5.8 million, or 47.15%. The Bank's home equity loan extends a line of credit ranging from a minimum of $10,000 to a maximum of $400,000. The credit line, when combined with the balance of the first mortgage lien, may not exceed 70% of the appraised value of the property at the time of the loan commitment. Home equity loans outstanding at December 31, 1996 totaled $2.8 million, against total available credit lines of $3.6 million.

        Loan Approval Authority and Underwriting. The Board of Directors establishes lending authority for individual officers for its various loan products. For one-to-four family mortgage loans, including cooperative apartment and condominium loans, the Senior Vice President, Mortgages has the authority to approve loans in amounts of up to $300,000. Any two executive officers have the authority to issue commitments on one-to-four family loans in amounts up to $400,000. Any one-to-four family loan in excess of $400,000 must be approved by the Mortgage and Real Estate Committee. For multi-family and commercial real estate loans, the Mortgage and Real Estate Committee must approve all loans. A loan in excess of $3.0 million must be approved by the Executive Committee; as of December 31, 1996, the Bank had eight loans in excess of $3.0 million limit, with the highest amount being $4.4 million.

        For one-to-four family mortgage loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is requested, and the borrower's income, assets, and certain other information are verified for full documentation loans; if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, and currently is performed by staff or independent certified appraisers designated and approved by the Board of Directors. It is the Bank's policy to obtain appropriate insurance protection, including title insurance, on all real estate mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance, and private mortgage insurance, when applicable. Limited documentation loans are underwritten according to the same guidelines, except that no income and, in many instances, no financial asset verification is performed. The Bank has originated limited documentation loans in response to the characteristics and demands of its primary market area. The majority of such loans have been originated within the primary market area served by the Bank.

        Delinquent Loans and Foreclosed Assets. The Bank had $9.7 million in loans delinquent 90 days or more at December 31, 1996, consisting of 89 one-to-four family mortgage loans with an average principal balance of approximately $95,500, and two loans on commercial real estate property in the amount of $1.2 million. Management does not expect to incur significant losses on its delinquent mortgage loans.

        Management reviews delinquent loans on a regular basis and reports monthly to both the Mortgage and Real Estate Committee and the Executive Committee regarding delinquent loans. The Bank hires outside counsel experienced in foreclosure and bankruptcy to institute foreclosure and other proceedings on the Bank's delinquent loans.

        With respect to one-to-four family mortgage loans, the Bank's collection procedures include sending a past due notice when the regular monthly payment is 17 days past due. In the event that payment is not received following notification, another notice is sent after the loan becomes 30 days delinquent. If payment is not received after the second notice is sent, personal contact with the borrower is attempted through additional letters and telephone calls. If a loan becomes 90 days delinquent, the Bank then issues a demand note and sends an inspector to the property. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or to work out a repayment schedule with the borrower to avoid foreclosure. If a satisfactory repayment schedule is not worked out with the borrower, foreclosure actions are generally initiated prior to the loan becoming 120 days past due.

        With respect to multi-family and commercial real estate loans, any loans that become 20 days delinquent are reported to the Senior Vice President, Mortgages. The Bank then attempts to contact such borrowers by telephone. Before a loan becomes 30 days past due, the Bank conducts a physical inspection of the property. Once contact is made with the borrower, the Bank attempts to obtain full payment or to work out a repayment schedule. If the Bank determines that successful repayment is unlikely, the Bank initiates foreclosure proceedings, typically before the loan becomes 60 days delinquent.

        The Bank's policies provide that management reports monthly to the Mortgage and Real Estate Committee and Executive Committee regarding classified assets. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulatory guidelines and believes its classification policies are consistent with regulatory policies. All classified assets of the Bank are included in non-performing loans delinquent 90 days or more or foreclosed real estate.

        The Bank generally continues to accrue interest on all delinquent secured loans until foreclosure proceedings have been commenced and continues to accrue interest on all delinquent unsecured loans until the loan is 90 days past due. The Bank typically reverses any accrued interest upon instituting foreclosure proceedings.

        The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, commercial real estate pending foreclosure, and foreclosed real estate at the dates indicated. During the years ended December 31, 1996, 1995, and 1994, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $978,000, $822,000 and $801,000 respectively. These amounts were not included in the Bank's interest income for the respective periods. At December 31, 1996, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" as amended by SFAS No. 114.

                                              At December 31,
                                              ---------------
                                    1996      1995     1994      1993      1992
                                    ----      ----     ----      ----      ----
(dollars in thousands)

Non-accrual mortgage loans......  $6,861   $4,929   $ 5,437   $ 7,417   $ 8,653
Loans 90 days or more delinquent
 and still accruing interest....   2,798    2,864     1,674     2,329     8,106
Commercial real estate loans
 pending foreclosure............      --       --        --     2,009     2,806
                                  ------   ------    ------   -------   -------
    Total non-performing loans     9,659    7,793     7,111    11,755    19,565
                                  ------   ------    ------   -------   -------
Foreclosed real estate..........     627      774       975       884     1,647
                                  ------   ------    ------   -------   -------
Total non-performing assets..... $10,286   $8,567    $8,086   $12,639   $21,212
                                 =======   ======    ======   =======   =======

Total non-performing loans to
 loans, net......................    0.84%    0.78%     0.76%     1.51%    2.84%
Total non-performing assets to
 total assets....................    0.76     0.69      0.69      1.16     2.23

        Non-performing loans totaled $9.7 million as of December 31, 1996. Management monitors such loans and, when deemed appropriate, writes down such loans to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans.

        At December 31, 1996, foreclosed real estate was comprised of four residential properties located within the Bank's primary lending area, with an aggregate carrying value of $627,000. The Bank generally conducts appraisals on all properties securing non-accrual mortgage loans, commercial real estate loans pending foreclosure, and foreclosed real estate as deemed appropriate and, if necessary, charges off any declines in value at such times. Based upon management's estimates as to the timing of, and expected proceeds from, the disposition of these loans, no material loss is currently expected to be incurred.

        Once a loan is placed into foreclosure, the Bank performs an appraisal of the property. In the event that the carrying balance of the loan exceeds the appraisal amount less transaction costs, a charge-off is recognized. It is the Bank's general policy to dispose of properties acquired through foreclosure or by deed in lieu thereof as quickly and as prudently as possible, in consideration of market conditions and the condition of such property. Foreclosed real estate is titled in the name of the Bank's wholly-owned subsidiary, Main Omni Realty Corp., which manages the property while it is offered for sale.

Allowance for Loan Losses

        The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the regional and national economies. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the valuation of foreclosed real estate. In recent periods, regulatory authorities have applied a greater level of scrutiny to the loan portfolios of financial institutions and more conservative criteria in evaluating real estate market values, which the Bank believes has resulted in significantly increased provisions for loan losses for financial institutions generally. While the Bank considers this conservative approach when evaluating the adequacy of its loan loss allowance, such authorities may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examinations.

        When the Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that such asset may result in a loss. The Bank may, however, increase its general valuation allowance in an amount deemed prudent. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Bank's determination as to the classification of its assets and the amount of its valuation allowances are subject to review by the FDIC and the Banking Department, which can order the establishment of additional general or specific loss allowances.

        In 1996, the Bank reversed $2 million from its allowance for loan losses. At December 31, 1996, the total allowance was $9.4 million (versus $11.4 million at year-end 1995), which amounted to 96.90% of non-performing loans and 90.99% of non-performing assets. For the years ended December 31, 1996 and 1995, the Bank had net charge-offs of $0 and $59,000, respectively, against this allowance. The level of the allowance reflects management's assessment of the risks inherent in its loan portfolio, including those risks associated with the Bank's increased emphasis on multi-family mortgage loans on rental and cooperative apartment buildings, which are considered to be at greater risk of default than one-to-four family loans. In determining the provision for loan losses, the Bank also considers the greater risks associated with its sizeable portfolio of limited documentation loans, and local and national economic conditions. The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate. See Statistical Data-A, B, C, and D for components of the Bank's mortgage loan portfolio, maturity and repricing, and for a summary of the allowance for loan losses.

Mortgage-Backed Securities

        All of the Bank's mortgage-backed securities are directly or indirectly insured or guaranteed by the FHLMC or GNMA. At December 31, 1996, mortgage-backed securities totaled $73.7 million, or 5.43% of total assets, and were classified by the Bank as held to maturity. Because a majority of the Bank's mortgage-backed securities are either adjustable rate or are FHLMC five-year term securities, the Bank anticipates that all of its mortgage-backed securities will prepay or reprice within five years. At December 31, 1996, the mortgage-backed securities portfolio had a weighted average interest rate of 6.14% and a market value of approximately $74.2 million. See Statistical Data-E for components of the mortgage-backed securities portfolio.

Investment Activities

        General. The investment policy of the Bank, which is established by the Board of Directors and implemented by the Real Estate and Mortgage Committee and the Investment Committee and certain executive officers of the Bank, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The Bank's current securities investment policy permits investments in various types of liquid assets, including U.S. Treasury securities, obligations of various Federal agencies, bankers' acceptances of other Board approved financial institutions, investment grade corporate securities, commercial paper, certificates of deposit, and Federal funds. The Bank currently does not participate in hedging programs or interest rate swaps and does not invest in non-investment grade bonds or high risk mortgage derivatives.

        To improve the quality of the Bank's securities portfolio and the Bank's liquidity and regulatory capital position, management has restructured the securities portfolio in recent years by shifting its investments primarily to short- and medium-term U.S. Treasury securities from corporate debt securities as the latter securities matured or were redeemed. As a result, at December 31, 1996, U.S. investment securities totaled $76.1 million and Government agency securities totaled $10.4 million, as compared to $68.1 million and $9.9 million at December 31, 1995, respectively. The Bank's aggregate securities portfolio totaled $86.5 million at December 31, 1996. See Statistical Data-E, "Securities, Money Market, and Mortgage-Backed Securities."

Sources of Funds

        General. Deposits, repayments of loans and mortgage-backed securities, and maturities and redemptions of investment securities are the Bank's primary sources of funds for lending, investing, and other general purposes. Borrowings from the FHLB in times of heavy loan demand complement these sources of fundings.

        Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits principally consist of certificates of deposit ("CDs") and savings accounts, together with money market accounts, demand deposits, and NOW accounts. The flow of deposits is influenced significantly by general economic conditions, the restructuring of the banking industry, changes in money market and prevailing interest rates, and competition with other financial institutions. The Bank's deposits are typically obtained from the area in which its offices are located. The Bank relies primarily on long-standing relationships with customers to retain these deposits. At December 31, 1996, $108.4 million, or 10.59% of the Bank's gross deposit balance, consisted of CDs with a balance of $100,000 or more.

        Borrowings. The Bank is a member of the FHLB-NY, and had a $323 million line of credit at December 31, 1996, which was increased to $406 million in March 1997. To supplement its funding source in a year of increased lending, the Company drew on its line of credit with the FHLB in 1996. Borrowings, which are exclusively used to finance loan production, totaled $81.4 million at December 31, 1996. A Federal Reserve Bank of New York collateralized line of credit of $8.8 million and a $10.0 million line of credit with a correspondent financial institution are also available to the Bank. At December 31, 1996, the Bank also had an outstanding loan in the amount of $14.3 million from the Company to fund the Employee Stock Ownership Plan ("ESOP") and $67.9 million in inter-company demand loans at a fixed rate of 6%.

Subsidiary Activities

        Under its New York State leeway authority, the Bank has formed two wholly-owned subsidiary corporations. M.F.O. Holding Corp. ("MFO") holds title to banking premises, while Main Omni Realty Corp's purpose is to hold, operate, and maintain real estate acquired by the Bank as a result of foreclosure or by deed in lieu.

Savings Bank Life Insurance

        As an issuing bank, the Bank offers Savings Bank Life Insurance ("SBLI") to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee bank, offers an additional $350,000 in group coverage per insured under SBLI's Financial Institution Group Life Insurance policy. The SBLI Department's activities are separate from the Bank's and, while they do not materially affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf.

Personnel

        At December 31, 1996, the number of full-time equivalent employees was
291. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                       FEDERAL, STATE, AND LOCAL TAXATION

Federal Taxation

        General. The Company and the Bank report their income on a consolidated basis using a calendar year on the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including, particularly, the Bank's addition to its reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

        Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 ("Code") relating to a savings institution's use of bad debt reserves for Federal income tax purposes and requires such institutions to recapture (i.e. take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications, and reduced by the amount of any permitted addition to the non-qualifying reserve.

        The 1996 Act. Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e. take into income) over a six-year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. The amount subject to recapture is approximately $7.4 million.

        Distributions. To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess bad debt reserve, i.e., that portion, if any, of the balance of the reserve for qualifying real property loans attributable to certain deductions under the percentage of taxable income method, or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the distribution will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for Federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves. Thus any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for Federal income tax purposes would create a tax liability for the Bank.

        The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, the additional taxable income would be an amount equal to approximately one and one-half times the amount of the Excess Distribution, assuming a 35% corporate income tax rate (exclusive of state taxes). See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

        Corporate Alternative Minimum Tax. The Code imposes a tax on Alternative Minimum Taxable Income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. The adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI

(determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. The Bank was subject to an environmental tax liability for the year ended December 31, 1996 which was not material.

        Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of the corporation distributing a dividend, then 80% of any dividends received may be deducted.

State and Local Taxation

        The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to Federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain deductions. The Bank is also subject to a similarly calculated New York City tax of 9% on income allocated to New York City and similar alternative taxes.

        A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. The Bank does all of its business within this District and is subject to this surcharge rate of 17.00%. In addition, a 2.50% tax surcharge on the Bank's New York State Franchise Tax is imposed on the Bank.

        Delaware State Taxation. As a Delaware business corporation, the Company is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. These taxes and fees were not material in 1996.

                           REGULATION AND SUPERVISION

General

        The Bank is a New York State-chartered stock form savings bank and its deposit accounts are insured under the BIF up to applicable limits by the FDIC. The Bank is subject to extensive regulation and supervision by the New York State Banking Department ("Banking Department"), as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Banking Department and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC, or through legislation, could have a material adverse impact on the Company and the Bank and their operations, and the Company's stockholders. The Company is required to file certain reports, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Banking Department and of the Securities and Exchange Commission ("SEC") under Federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

New York Law

        The Bank derives its lending, investment, and other authority primarily from the applicable provisions of Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. See "Restrictions on Certain Activities." Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities and obligations of Federal, state, and local governments and agencies), certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, savings banks are authorized to elect to invest under a "prudent person" standard in a wide range of debt and equity securities in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law. Although the "prudent person" standard may expand a savings bank's authority, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking law and regulations which set forth specific investment authority. A savings bank may also exercise trust powers upon approval of the Banking Department.

        New York savings banks may also invest in subsidiaries under a service corporation power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Department. Investment by a savings bank in the stock, capital notes, and debentures of its service corporations is limited to 3% of the savings bank's assets, and such investments, together with the savings bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

        The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York Banking Law is limited by FDIC regulations and other Federal law and regulations. In particular, the applicable provisions of New York State Banking law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto. See "Restrictions on Certain Activities."

        With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

        Under New York State Banking Law, a New York State chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

        Under New York State Banking Law, the Superintendent of Banks may issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the Banking Department that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition, or violation that might lead to any proceeding by the Superintendent or the Banking Department against the Bank or any of its Directors or officers.

FDIC Regulations

        Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

        These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

        In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

        The following is a summary of the Bank's regulatory capital at December 31, 1996:

        GAAP Capital to Total Leverage Assets................    9.65%
        Total Capital to Risk-Weighted Assets................   17.38%
        Tier I to Risk-Weighted Assets.......................   16.19%

        In August 1995, the FDIC, along with the other Federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies recently issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop s supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

        Standards for Safety and Soundness. Federal law requires each Federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The Federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the Federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate Federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institutions to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, ("FDI Act"). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

        Real Estate Lending Standards. The FDIC and the other Federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (I) are secured by real estate or (ii) are made for the purpose of financing the construction or improvements on real estate. The FDIC regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC Guidelines, which include loan-to-value limitations for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

        Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends, if in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. The Plan of Conversion also restricts the Bank's payment of dividends in the event the dividend would impair the liquidation account established in connection with the Conversion. The Bank is also subject to dividend declaration restrictions imposed by New York law.

Investments and Activities

        Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, FDICIA and the FDIC regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must be divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier 1 Capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 1996, the Bank had no such investment.

Prompt Corrective Regulatory Action

        Federal law requires, among other things, that Federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

        The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

        "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institutions within 270 days after it obtains such status.

Transactions with Affiliates

        Under current Federal law, transactions between depository institutions and their affiliates are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transaction with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on term substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

        Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate Federal banking agency to directors, executive officers, and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Enforcement

        The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

        The FDIC has authority under Federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. See "--Prompt Corrective Regulatory Action." The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without Federal assistance.

Insurance of Deposit Accounts

        The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution's primary Federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ration of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment of Savings Association Insurance Fund member institutions to recapitalize SAIF. The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated
6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged. The Funds Act specifies that BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain at that time. See "Risk Factors--Payment of Financing Corporation Bonds."

        Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition, or violation that might lead to the termination of deposit insurance.

Loans-to-One-Borrower Limitations

        With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's capital. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Community Reinvestment Act

        Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution's CRA rating and to require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC in February 1995, was "satisfactory."

        New York Regulation. The Bank is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all Federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating, received from the Banking Department in March 1995, was a "2" or "satisfactory."

Federal Reserve System

        Under Federal Reserve Board ("FRB") regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). Effective December 19, 1995, the FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52.0 million or less (subject to adjustment by the FRB) and an initial reserve of $1.56 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 1996, the Bank was in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Federal Home Loan Bank System

        The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1996 of $10.4 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

        The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 1996, 1995, and 1994, dividends from the FHLB-NY to the Bank amounted to $665,000, $740,000 and $620,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Holding Company Regulation

        Federal Regulation. The Company currently is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act ("BHCA"), as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those maintained by the FDIC for the Bank.

        The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the Banking Department.

        A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. See "Capital Maintenance." The Company's total and Tier 1 capital exceed these requirements.

        Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has now adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

        The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FRB's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distribution.

        The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws.

        Under the FDI Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever acquired as a separate subsidiary a depository institution in addition to the Bank.

        Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or issuance of letters of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of the Bank, the Company, any subsidiary of the Company, and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Holding Company or any of its subsidiaries) in connection with any extension of credit, lease, or sale of property or furnishing of services.

        The Company and its subsidiary, the Bank, will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.

Acquisition of the Holding Company

        Federal Restrictions. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors.

        An existing bank holding company would be required to obtain the FRB's prior approval under the BHCA before acquiring more than 5% of the Company's voting stock. See "Holding Company Regulation." Approval of the Banking Department may also be required for acquisition of the Company.

        New York Change in Control Restrictions. In addition to the CIBCA and the BHCA, the New York Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York.

Federal Securities Laws

        The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

        Registration of the shares of the Common Stock that were issued in the Bank's conversion from mutual to stock form under the Securities Act of 1933, as amended (the "Securities Act"), does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed in any three-month period the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

STATISTICAL DATA

The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the financial statements and related notes and the discussion included in the Management's Discussion and Analysis of Financial Condition and Results of Operations that are indexed on the Form 10-K Cross Reference Index.

A. Mortgage and Other Lending Activities

The following table sets forth the Bank's loan originations and mortgage-backed securities, including purchases, sales, and principal repayments, for the periods indicated:

                                                             For the
                                                    Years Ended December 31,
                                                    ------------------------
(dollars in thousands)                              1996        1995      1994
                                                    ----        ----      ----
Mortgage loans (gross):
  At beginning of period ...................  $  993,242  $  936,716  $774,405
  Mortgage loans originated:
   One-to-four family ......................      11,150      14,754    66,348
   Multi-family ............................     273,421     124,289   182,576
   Commercial real estate ..................      17,438       5,796     3,278
   Construction ............................       1,214         915     1,220
                                                --------  ----------  --------
Total mortgage loans originated ............     303,223     145,754   253,422
Principal repayments .......................     151,391      87,974    87,331
Mortgage loans sold (fixed rate)............         350         508     2,322
Mortgage loans transferred to
  foreclosed real estate....................         406         746     1,458
                                              ----------  ----------  --------
At end of period ...........................   1,144,318     993,242   936,716
                                              ----------  ----------  --------
Other loans (gross):
At beginning of period .....................      13,861      13,693    16,241
Other loans originated .....................       1,471       3,069     3,397
Principal repayments* ......................       2,975       2,703     3,493
Student loans sold .........................          82         198     2,452
                                              ----------  ----------  --------
At end of period ...........................      12,275      13,861    13,693
                                              ----------  ----------  --------
Total loans ................................  $1,156,593  $1,007,103  $950,409
                                              ==========  ==========  ========

Mortgage-backed securities:
  At beginning of period....................  $   92,868  $  107,451  $129,230
  Principal repayments......................      19,136      14,583    21,779
                                              ----------  ----------  --------
  At end of period..........................  $   73,732  $   92,868  $107,451
                                              ==========  ==========  ========

*Includes a loan on a co-operative apartment in the amount of $64,000 transferred to foreclosed real estate in 1995.

B: Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1996. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $88.0 million for the twelve months ended December 31, 1996.

                            Mortgage and Other Loans
                            ------------------------
                              At December 31, 1996
                              --------------------

                                        1 - 4    Multi-     Commercial                       Home                    Total
(dollars in thousands)                  Family   Family     Real Estate     Construction   Equity        Other       Loans
----------------------                  ------   ------     -----------     ------------   ------        -----       -----
Amounts due:
Within one year ....................  $184,744  $430,773      $43,104       $1,598         $2,819        $5,499   $  668,537
After one year:
 One to three years ................    36,736    22,012        6,837         --             --           2,218       67,803
 Three to five years ...............     7,048   343,276       11,671         --             --             746      362,741
 Five to ten years .................     9,127     2,591          655         --             --             981       13,354
 Ten to twenty years ...............    18,068    23,599        1,185                        --              12       42,864
 Over twenty years .................     1,181       113           --         --             --            --          1,294
                                      --------  --------       ------      -------         ------        ------   ----------
Total due or repricing
   after one year ..................    72,160   391,591       20,348         --             --           3,957      488,056
                                      --------  --------       ------      -------         ------        ------   ----------

 Total amounts due or
    repricing, gross ...............  $256,904  $822,364      $63,452       $1,598         $2,819        $9,456   $1,156,593
                                      ========  ========      =======      =======         ======        ======   ==========

The following table sets forth, at December 31, 1996, the dollar amount of all loans due after December 31, 1997, and indicates whether such loans have fixed or adjustable interest rates.

                                                Due after December 31, 1997
                                                ---------------------------
(dollars in thousands)                        Fixed     Adjustable       Total
                                              -----     ----------       -----

Mortgage loans:
  One-to-four family ..................      $28,929     $ 43,231      $ 72,160
  Multi-family ........................       11,113      380,478       391,591
  Commercial real estate ..............       11,327        9,021        20,348
                                             -------     --------      --------
  Total mortgage loans ................      $51,369     $432,730      $484,099
Other loans ...........................        2,829        1,128         3,957
                                             -------     --------      --------
  Total loans .........................      $54,198     $433,858      $488,056
                                             =======     ========      ========

C:  Summary of the Allowance for Loan Losses

The allowance for loan losses at December 31, 1996, 1995, and 1994 was allocated as follows:

                                                 At December 31,
                                                 ---------------
                                   1996              1995             1994
                                   ----              ----             ----
                                    Percent            Percent          Percent
                                       of                 of               of
                                    Loans in           Loans in         Loans in
                                    Category           Category         Category
                                    to Total           to Total         to Total
(dollars in thousands)       Amount   Loans     Amount    Loans   Amount  Loans
                             ------   -----     ------    -----   ------  -----
Mortgage loans:
One-to-four family ........  $ 1,812   19.36% $ 2,914    28.64% $ 3,091   32.20%
Multi-family ..............    6,168   65.90    6,519    63.70    6,207   59.09
Construction ..............       24     .26       30      .12        6     .26
Commercial real estate ....    1,110   11.86    1,550     6.16    1,565    7.01
Other loans ...............      245    2.62      346     1.38      342    1.44
                             -------  ------  -------   ------  -------  ------
  Total loans .............  $ 9,359  100.00% $11,359   100.00% $11,268  100.00%
                             =======  ======  =======   ======  =======  ======

The allocation above is based upon an estimate at a given point in time, based on various factors, including local economic conditions. A different allocation methodology may be deemed to be more appropriate in the future.

D: Composition of Mortgage and Other Loan Portfolio

The following table sets forth the composition of the Bank's portfolio of mortgage and other loans in dollar amounts and in percentages at the dates indicated.




                                                                       At December 31,
                                                                       ---------------
                                      1996                     1995                      1994                      1993
                                      ----                     ----                      ----                      ----
                                           Percent                  Percent                   Percent                   Percent
                                             of                       of                        of                         of
(dollars in thousands)        Amount        Total      Amount        Total     Amount          Total      Amount         Total
----------------------        ------        -----      ------        -----     ------          -----      ------         -----
Mortgage loans:
One-to-four family ....... $  256,904       22.21%  $  288,470       28.64%  $  306,028        32.20%  $  276,442        34.96%
Multi-family .............    822,364       71.10      641,564       63.70      561,589        59.09      428,746        54.23
Commercial real estate ...     63,452        0.14       62,003        6.16       66,609         7.01       67,467         8.53
Construction .............      1,598        5.49        1,205        0.12        2,490         0.26        1,750         0.22
                           ----------      ------   ----------      ------   ----------       ------   ----------       ------
 Total mortgage loans ....  1,144,318       98.94      993,242       98.62      936,716        98.56      774,405        97.95
                           ----------      ------   ----------      ------   ----------       ------   ----------       ------
Other loans:
Cooperative apartment ....      5,764        0.50        6,684        0.66        7,238         0.76        7,429         0.94
Home equity ..............      2,819        0.24        3,069        0.31        3,352         0.35        3,338         0.42
Student ..................         24        0.00          116        0.01          241         0.03        3,011         0.38
Passbook savings .........        375        0.03          470        0.05          691         0.07          989         0.13
Other ....................      3,293        0.29        3,522        0.35        2,171         0.23        1,474         0.19
                           ----------      ------   ----------      ------   ----------       ------   ----------       ------
 Total other loans .......     12,275        1.06       13,861        1.38       13,693         1.44       16,241         2.05
                           ----------      ------   ----------      ------   ----------       ------   ----------       ------
 Total loans .............  1,156,593      100.00%   1,007,103      100.00%     950,409       100.00%     790,646       100.00%
                           ----------      ======   ----------      ======   ----------       ======   ----------       ======
Less:
Unearned discounts .......         24                       29                       42                        63
Net deferred loan
 origination fees ........      1,058                      912                    1,549                     1,249
Allowance for loan losses.      9,359                   11,359                   11,268                    10,320
                           ----------               ----------               ----------                ----------
Loans, net ............... $1,146,152               $  994,803               $  937,550                $  779,014
                           ==========               ==========               ==========                ==========






























                                  At December 31,
                                  ---------------
                                       1992
                                       ----
                                            Percent
                                               of
(dollars in thousands)       Amount          Total
----------------------       ------          -----
Mortgage loans:
One-to-four family ....... $  264,755        38.24%
Multi-family .............    339,047        48.97
Commercial real estate ...     69,289        10.01
Construction .............      1,476         0.21
                           ----------       ------
 Total mortgage loans ....    674,567        97.43
                           ----------       ------
Other loans:
Cooperative apartment ....      8,230         1.19
Home equity ..............      3,633         0.52
Student ..................      3,111         0.45
Passbook savings .........      1,449         0.21
Other ....................      1,422         0.20
                           ----------       ------
 Total other loans .......     17,845         2.57
                           ----------       ------
 Total loans .............    692,412       100.00%
                           ----------       ======
Less:
Unearned discounts .......         91
Net deferred loan
 origination fees ........        998
Allowance for loan losses.      6,062
                           ----------
Loans, net ............... $  685,261
                           ==========

E: Securities, Money Market Investments, and Mortgage-Backed Securities

 The following table sets forth certain information regarding the carrying and market values of the Bank's securities, money market investments, and mortgage-backed securities portfolios at the dates indicated:

                                                                                   At December 31,
                                                                                   ---------------
                                                          1996                       1995                        1994
                                                          ----                       ----                        ----
                                                 Carrying       Market       Carrying        Market          Carrying        Market
(dollars in thousands)                            Value         Value         Value           Value            Value         Value
                                                  -----         -----         -----          -----             -----         ------
Securities:
  U.S.Government and
   agency obligations ...................        $76,121        $76,064        $68,126        $68,226        $ 68,538        $68,075
  Corporate securities ..................           --             --             --             --             2,023          2,016
  Equity securities .....................         10,374         10,419          9,890          9,925           8,456          8,476
                                                 -------        -------        -------        -------        --------        -------
 Total securities .......................        $86,495        $86,483        $78,016        $78,151        $ 79,017        $78,567
                                                 =======        =======        =======        =======        ========        =======

Money market investments:
  Federal funds sold ....................        $ 7,000        $ 7,000        $13,650        $13,650        $  6,309        $ 6,309
                                                 -------        -------        -------        -------        --------        -------
  Total money market
    investments .........................        $ 7,000        $ 7,000        $13,650        $13,650        $  6,309        $ 6,309
                                                 =======        =======        =======        =======        ========        =======

Mortgage-backed securities:
  GNMA ..................................        $23,569        $23,962        $27,914        $28,562        $ 31,626        $28,241
  FHLMC .................................         50,163         50,230         64,954         64,912          75,825         71,407
                                                 -------        -------        -------        -------        --------        -------
  Total mortgage-backed
    securities ..........................        $73,732        $74,192        $92,868        $93,474        $107,451        $99,648
                                                 =======        =======        =======        =======        ========        =======

Item 2. PROPERTIES

The Bank conducts its business through nine full-service offices, and three customer service centers, one of which is also a mortgage service center. The Bank's main office is located at 38-25 Main Street, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                          Date       Lease
                           Leased or    Leased or  Expiration  Net Book Value at
                               Owned     Acquired     Date     December 31, 1996
                               -----     --------     ----    -----------------
Main Office(1) ..............  Owned       1911         --        $1,754,879
38-25 Main Street
Flushing, NY 11354

Corona Branch ...............  Owned       1923         --           104,533
37-97 103rd Street
Corona, NY 11368

Little Neck Branch ..........  Owned       1946         --            63,803
251-31 Northern Blvd
Little Neck, NY 11363

Kew Gardens Hills Branch.....  Owned       1948         --           143,166
75-44 Main Street
Kew Gardens Hills, NY 11367

Jackson Heights Branch ......  Leased      1974         2023         502,342
76-02 Northern Blvd
Jackson Heights, NY 11372

Astoria Branch(2) ...........  Leased      1993         2018         165,820
31-42 Steinway Street
Astoria, NY 11103

Fresh Meadows Branch ........  Leased      1995         2010         117,091
61-49 188th Street
Fresh Meadows, NY   11365

College Point Branch ........  Leased      1996         2021           6,399
15-01 College Point Blvd
College Point, NY   11356

Plainview Branch ............  Owned       1974         --           307,988
1092 Old Country Road
Plainview, NY 11803

Customer/Mortgage Service
Center(3) ...................  Owned       1991         --         4,768,140
158-14 Northern Blvd
Flushing, NY 11354

Auburndale Customer Service
Center .....................   Leased      1996         2006           9,877
193-01 Northern Blvd
Flushing, NY  11358

Ditmars Service Center ......  Leased      1996         2005          20,013
31-09 Ditmars Blvd
Astoria, NY  11105

-------------------

(1) The Bank commenced operations in 1859 at a location near its current headquarters which it has occupied since approximately 1911. The Bank owns additional office space adjacent to its main office which is used for administrative operations, the net book value of which is included in the amount shown.

(2) This branch office replaced another branch office, formerly located at 31-02 Steinway Street, Astoria, which was closed as of June 28, 1993. The vacated space, which is owned by the Bank, has a net book value of $1.3 million and has subsequently been leased.

(3) The Bank currently leases to unrelated tenants a majority of the office space at this location.

Item 3. LEGAL PROCEEDINGS

        The Bank is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Bank.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is traded on the NASDAQ Stock Market and quoted under the symbol "QCSB".

Information regarding the Company's common stock and its price for the 1996 fiscal year appears on page 24 of the 1996 Annual Report under the caption "Market Price of Common Stock and Dividends Declared per Common Share" and is incorporated herein by this reference.

As of March 7, 1997 the Company had approximately 700 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

ITEM 6. SELECTED FINANCIAL DATA

Information regarding selected financial data appears on page 1 of the 1996 Annual Report under the caption "Financial Highlights" and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 9 through 24 of the 1996 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the financial statements and the Independent Auditors' Report appears on pages 25 through 47 of the 1996 Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant appears on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, under the caption "Information with Respect to Nominees and Continuing Directors" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears on page 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

Information regarding security ownership of management appears on pages 5 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, under the caption "Information with Respect to the Nominees, Continuing Directors, and Executive Officers" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears on page 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997 under the caption "Transactions with Certain Related Persons" and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

        The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 and are incorporated by this reference:

          -    Consolidated Statements of Condition at December 31,1996 and
               1995;
          - Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1996;
          - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1996;
          - Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996;
          -    Notes to Consolidated Financial Statements
          -    Management's Responsibility for Financial Reporting
          -    Independent Auditors' Report

        The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2. Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1996

     On November 13, 1996, the Company filed a Current Report on Form 8-K regarding the date of the Company's 1997 Annual Meeting of Shareholders and the related date of record.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

     Exhibit
     Number
     -------

      3.1    Certificate of Incorporation of Queens County Bancorp, Inc.(1)

      3.2    Bylaws of Queens County Bancorp, Inc.(1)

      10.1 Form of Employment Agreement between Queens County Savings Bank and Certain Officers (1)

      10.2 Form of Employment Agreement between Queens County Bancorp, Inc. and Certain Officers (1)

      10.3 Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (1)

      10.4 Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (1)

      10.5 Form of Queens County Savings Bank Recognition and Retention Plan for Officers (1)

      10.6 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (2)

      10.7 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (2)

      10.8 Form of Queens County Savings Bank Employee Severance Compensation Plan (1)

      10.9 Form of Queens County Savings Bank Outside Directors' Consultation and Retirement Plan (1)

      10.10 Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (1)

      10.11  ESOP Loan Documents (1)

      10.12  Incentive Savings Plan of Queens County Savings Bank (3)

      10.13  Retirement Plan of Queens County Savings Bank (1)

      10.14  Supplemental Benefits Plan of Queens County Savings Bank (4)

      10.15  Excess Retirement Benefits Plan of Queens County Savings Bank
             (1)

      10.16 Queens County Savings Bank Deferred Compensation Plan for Fees of Directors (4)

      11.0   Statement Re: Computation of Per Share Earnings

      13.0   1996 Annual Report to Shareholders

      21.0 Subsidiaries information incorporated herein by reference to Part I Subsidiaries

      23.0   Consent of KPMG Peat Marwick, LLP, dated March 18, 1997

      99.0 Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997 (4)


(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852

(2) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement, filed on October 27, 1994, Registration No. 33-85684.

(3) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement, filed on October 27, 1994, Registration No. 33-85682.

(4) Incorporated by reference to Exhibits filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Queens County Bancorp, Inc.
                           ---------------------------
                                 (Registrant)

                                 /s/ Joseph R. Ficalora            03/18/97
                                 ----------------------------      --------
                                     Joseph R. Ficalora
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Joseph R. Ficalora      03/18/97    /s/ Robert Wann            03/18/97
----------------------      --------    ---------------            --------
    Joseph R. Ficalora                  Robert Wann
    Chairman, President, and            Senior Vice President, Comptroller, and
    Chief Executive Officer             Chief Financial Officer (Principal
    (Principal Executive Officer)       Financial and Accounting Officer)


/s/ Harold E. Johnson      03/18/97     /s/ Donald M. Blake        03/18/97
---------------------      --------     -------------------        --------
    Harold E. Johnson                   Donald M. Blake
    Director                            Director


/s/ Daniel C. Maher        03/18/97     /s/ Luke D. Lynch          03/18/97
-------------------        --------     -----------------           --------
    Daniel C. Maher                     Luke D. Lynch
    Director                            Director


/s/ Max L. Kupferberg      03/18/97     /s/ Henry E. Froebel       03/18/97
---------------------      --------     --------------------       --------
     Max L. Kupferberg                  Henry E.Froebel
     Director                           Director


/s/ Howard C. Miller       03/18/97     /s/ Joseph G. Chisholm     03/18/97
--------------------       --------     ----------------------     --------
Howard C. Miller                        Joseph G. Chisholm
    Director                                Director


/s/ Dominick Ciampa        03/18/97      /s/ Richard H O'Neill     03/18/97
-------------------        --------      ---------------------     --------
    Dominick Ciampa                          Richard H. O'Neill
    Director                                 Director

                                EXHIBIT INDEX


   Exhibit
      No.                        Description
   -------                      -------------

      3.1    Certificate of Incorporation of Queens County Bancorp, Inc.(1)

      3.2    Bylaws of Queens County Bancorp, Inc.(1)

      10.1 Form of Employment Agreement between Queens County Savings Bank and Certain Officers (1)

      10.2 Form of Employment Agreement between Queens County Bancorp, Inc. and Certain Officers (1)

      10.3 Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (1)

      10.4 Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (1)

      10.5 Form of Queens County Savings Bank Recognition and Retention Plan for Officers (1)

      10.6 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (2)

      10.7 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (2)

      10.8 Form of Queens County Savings Bank Employee Severance Compensation Plan (1)

      10.9 Form of Queens County Savings Bank Outside Directors' Consultation and Retirement Plan (1)

      10.10 Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (1)

      10.11  ESOP Loan Documents (1)

      10.12  Incentive Savings Plan of Queens County Savings Bank (3)

      10.13  Retirement Plan of Queens County Savings Bank (1)

      10.14  Supplemental Benefits Plan of Queens County Savings Bank (4)

      10.15  Excess Retirement Benefits Plan of Queens County Savings Bank
             (1)

      10.16 Queens County Savings Bank Deferred Compensation Plan for Fees of Directors (4)

      11.0   Statement Re: Computation of Per Share Earnings

      13.0   1996 Annual Report to Shareholders

      21.0 Subsidiaries information incorporated herein by reference to Part I Subsidiaries

      23.0   Consent of KPMG Peat Marwick, LLP, dated March 18, 1997

      99.0 Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1997 (4)


(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852

(2) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement, filed on October 27, 1994, Registration No. 33-85684.

(3) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement, filed on October 27, 1994, Registration No. 33-85682.

(4) Incorporated by reference to Exhibits filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997.