Form 10-Q
period 1997-03-31
QUEENS COUNTY BANCORP INC
filed 1997-05-14
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

       (Registrant's telephone number, including area code) 718: 359-6400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes      No
                                   ---      ---

                                   10,305,332
                         Number of shares outstanding at
                                  May 12, 1997

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        THREE MONTHS ENDED MARCH 31, 1997

INDEX                                                                       PAGE NO.
-----                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition as of
          March 31, 1997 (unaudited) and December 31, 1996                     1

         Consolidated Statements of Income for the
          Three Months Ended March 31, 1997
          and 1996 (unaudited)                                                 2

         Consolidated Statement of Changes in Stockholders'
          Equity for the Three Months Ended March 31, 1997
          (unaudited)                                                          3

         Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1997 and 1996
          (unaudited)                                                          4

         Notes to Unaudited Consolidated Financial Statements                  5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7

PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                    18

Item 2.  CHANGES IN SECURITIES                                                18

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  18

Item 5.  OTHER INFORMATION                                                    19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     19


SIGNATURES                                                                    21

EXHIBITS                                                                      22

                   QUEENS COUNTY BANCORP, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                       MARCH 31,         DECEMBER 31,
                                                                         1997                1996
(in thousands)                                                       (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $    13,576         $    14,045
Money market investments                                                   6,000               7,000
Securities held to maturity (estimated market value of
   $78,623 and $86,483, respectively)                                     78,677              86,495
Mortgage-backed securities held to maturity (estimated market
   value of $67,715 and $74,192, respectively)                            67,225              73,732
Mortgage loans:
   1-4 family                                                            251,001             256,903
   Multi-family                                                          857,023             822,364
   Commercial real estate                                                 61,133              63,452
   Construction                                                            1,558               1,598
                                                                     -----------         -----------
Total mortgage loans                                                   1,170,715           1,144,317
Other loans                                                               12,078              12,276
Less: Unearned loan fees                                                    (969)             (1,082)
      Allowance for loan losses                                           (9,405)             (9,359)
                                                                     -----------         -----------
Loans, net                                                             1,172,419           1,146,152
Premises and equipment, net                                               11,141              11,077
Deferred tax assets, net                                                   5,559               3,312
Other assets                                                              18,698              16,843
                                                                     -----------         -----------
Total assets                                                         $ 1,373,295         $ 1,358,656
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   NOW  and money market accounts                                    $    69,099         $    69,443
   Savings accounts                                                      277,119             277,783
   Certificates of deposit                                               652,160             651,705
   Non-interest-bearing accounts                                          24,225              24,999
                                                                     -----------         -----------
Total deposits                                                         1,022,603           1,023,930
                                                                     -----------         -----------
Official checks outstanding                                               10,929              26,729
FHLB borrowings                                                          106,024              81,393
Accounts payable and accrued expenses                                      2,096               1,169
Mortgagors' escrow                                                        18,223               7,356
Other liabilities                                                          7,702               6,650
                                                                     -----------         -----------
Total liabilities                                                      1,167,577           1,147,227
                                                                     -----------         -----------
Stockholders' equity:
Preferred stock at par $0.01 (5,000,000 shares authorized;
   none issued)                                                               --                  --
Common stock at par $0.01 (30,000,000 shares authorized;
   9,176,704 shares issued; 7,424,819 and 7,630,103 shares
   outstanding at March 31, 1997 and December 31, 1996,
   respectively)                                                              92                  92
Paid-in capital in excess of par                                         118,087             116,607
Retained earnings (substantially restricted)                             159,334             154,886
Less: Treasury stock (1,751,885 and 1,546,601 shares,
         respectively)                                                   (54,263)            (42,397)
      Unallocated common stock held by ESOP                              (14,495)            (14,820)
      Common stock held by SERP and Deferred
         Compensation Plans                                               (1,667)             (1,411)
      Unearned common stock held by RRPs                                  (1,370)             (1,528)
                                                                     -----------         -----------
Total stockholders' equity                                               205,718             211,429
                                                                     -----------         -----------
Total liabilities and stockholders' equity                           $ 1,373,295         $ 1,358,656
                                                                     ===========         ===========

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                         FOR THE
                                                     THREE MONTHS ENDED
                                                           MARCH 31,
(in thousands, except per share data)                 1997           1996
---------------------------------------------------------------------------

INTEREST INCOME:
  Mortgage and other loans                           $24,789        $21,702
  Securities held to maturity                          1,164          1,053
  Mortgage-backed securities held to maturity          1,092          1,430
  Money market investments                                60            330
                                                     -------        -------
Total interest income                                 27,105         24,515
                                                     -------        -------

INTEREST EXPENSE:
  NOW and money market accounts                          470            543
  Savings accounts                                     1,633          1,705
  Certificates of deposit                              8,618          7,644
  FHLB borrowings                                      1,187            812
  Mortgagors' escrow                                      10              3
                                                     -------        -------
Total interest expense                                11,918         10,707
                                                     -------        -------
  Net interest income                                 15,187         13,808
Provision for loan losses                                 --             --
                                                     -------        -------
  Net interest income after provision
    for loan losses                                   15,187         13,808
                                                     -------        -------

OTHER OPERATING INCOME:
  Fee income                                             279            357
  Other                                                   25            129
                                                     -------        -------
Total other operating income                             304            486
                                                     -------        -------

OPERATING EXPENSE:
  Compensation and benefits                            4,548          3,756
  Occupancy and equipment                                669            620
  General and administrative                           1,139            980
  Other                                                  156            101
                                                     -------        -------
Total operating expense                                6,512          5,457
                                                     -------        -------

Income before income taxes                             8,979          8,837
Income tax expense                                     1,847          3,578
  Net income                                         $ 7,132        $ 5,259
                                                     =======        =======
  Net income per common share                          $1.00          $0.68(a)

(a) Reflects shares issued as a result of the four-for-three stock split on August 22, 1996.

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC., AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 1997
(in thousands)                                                       (UNAUDITED)
-----------------------------------------------------------------------------------
COMMON STOCK (PAR VALUE: $0.01):
   Balance at beginning of year                                       $      92
   Shares issued                                                             --
                                                                      ---------
   Balance at end of period                                                  92
                                                                      ---------

PAID-IN CAPITAL IN EXCESS OF PAR:
   Balance at beginning of year                                         116,607
   Tax benefit effect on stock plans                                        416
   Common stock acquired by SERP and
      Deferred Compensation Plans                                           256
   Allocation of ESOP stock                                                 808
                                                                      ---------
   Balance at end of period                                             118,087
                                                                      ---------

RETAINED EARNINGS:
   Balance at beginning of year                                         154,886
   Net income                                                             7,132
   Dividend paid on common stock                                         (1,660)
   Exercise of stock options (34,125 shares)                             (1,024)
                                                                      ---------
   Balance at end of period                                             159,334
                                                                      ---------

TREASURY STOCK:
   Balance at beginning of year                                         (42,397)
   Purchase of  common stock (250,261 shares)                           (13,573)
   Common stock acquired by SERP                                            256
   Exercise of stock options (34,125 shares)                              1,451
                                                                      ---------
   Balance at end of period                                             (54,263)
                                                                      ---------

EMPLOYEE STOCK OWNERSHIP PLAN:
   Balance at beginning of year                                         (14,820)
   Allocation of ESOP stock                                                 325
                                                                      ---------
   Balance at end of period                                             (14,495)
                                                                      ---------

SERP AND DEFERRED COMPENSATION PLANS:
   Balance at beginning of year                                          (1,411)
   Common stock acquired by SERP and
      Deferred Compensation Plans                                          (256)
                                                                      ---------
   Balance at end of period                                              (1,667)
                                                                      ---------

RECOGNITION AND RETENTION PLANS:
   Balance at beginning of year                                          (1,528)
   Earned portion of RRPs                                                   158
                                                                      ---------
   Balance at end of period                                              (1,370)
                                                                      ---------

Total stockholders' equity                                            $ 205,718
                                                                      =========


See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1997             1996
(in thousands)                                                                    (unaudited)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  7,132         $  5,259
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                                              231              180
     Amortization of premiums, net                                               80               72
     Amortization (accretion) of net deferred loan origination fees             113             (122)
     Net gain on redemption of securities and mortgage-backed
       securities                                                                (1)              (1)
     Net (gain) loss on sale of foreclosed real estate                           (1)              22
     Earned portion of RRPs                                                     158              271
     Earned portion of ESOP                                                   1,133              925
Changes in assets and liabilities:
     Increase in deferred income taxes                                       (2,247)            (113)
     Increase in other assets                                                (1,855)          (1,493)
     Increase in accounts payable and accrued expenses                          927            2,020
     Decrease in official checks outstanding                                (15,800)         (14,556)
     Increase (decrease) in other liabilities                                 1,052             (691)
                                                                           --------         --------
Total adjustments                                                           (16,210)         (13,486)
                                                                           --------         --------
NET CASH USED IN OPERATING ACTIVITIES                                        (9,078)          (8,227)
                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from redemption of mortgage-backed
    securities held to maturity                                              15,505            3,675
  Proceeds from maturity of securities held to maturity                      16,000           24,000
  Purchase of securities held to maturity                                   (17,258)         (23,802)
  Net increase in loans                                                     (26,771)         (36,285)
  Proceeds from sale of loans and foreclosed real estate                        391              113
  Purchase of premises and equipment, net                                      (295)             (81)
                                                                           --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                       (12,428)         (32,380)
                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in mortgagors' escrow                                        10,867            8,115
   Net (decrease) increase in deposits                                       (1,327)          14,043
   Net increase in FHLB borrowings                                           24,631           13,474
   Cash dividends paid and options exercised, net                            (2,684)          (1,384)
   Purchase of Treasury stock, net of stock options exercised
     and shares acquired by SERP                                            (11,450)          (8,873)
                                                                           --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    20,037           25,375
                                                                           --------         --------
Net decrease in cash and cash equivalents                                    (1,469)         (15,232)
Cash and cash equivalents at beginning of period                             21,045           38,990
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 19,576         $ 23,758
                                                                           ========         ========
Supplemental information:
   Cash paid for:
   Interest                                                                $ 11,903         $ 10,702
   Income taxes                                                               2,417            1,430
Transfers to foreclosed real estate from loans                                   --              184
Transfers to real  estate held for investment from
  foreclosed real estate                                                         --              222

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Queens County Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Queens County Savings Bank (the "Bank").

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for all of 1997.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and SEC Form 10-K.

NOTE 2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method prescribed in APB Opinion No. 25 must make a pro forma disclosure of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in this statement had been applied.

SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995, though this statement may be adopted on issuance. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995 or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

During the first quarter of 1997, the Company initiated a stock option plan which meets the criteria of SFAS No. 123. The Company is applying APB Opinion No. 25 and related interpretations in its accounting for this plan; accordingly, no compensation cost has been recognized. Pro forma disclosures of net income and earnings per share reflecting the fair value-based method of accounting as defined in SFAS No. 123 will be made in the Company's 1997 annual report.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach focusing on control. Under this approach, after a transfer of financial assets, an entity recognizes said assets when control has been surrendered, and derecognizes liabilities when they have been extinguished. In addition, SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that consist of secured borrowings.

In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 delays the effective date of certain provisions of SFAS No. 125 until after December 31, 1997.

SFAS No. 125, as amended by SFAS No. 127, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after either December 31, 1996 or December 31, 1997, depending on the transaction, and is to be applied prospectively. Earlier or retroactive application is not permitted. SFAS No. 125 has had no impact, nor is it expected to have an impact, on the Company's financial statements.

Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the entity.

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods with earlier application not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating the effects of SFAS No. 128.

Disclosure of Information About Capital Structure

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997 and will have no impact on the Company's financial statements when it becomes effective.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Overview

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

In the first quarter of 1997, the Company took several steps to enhance shareholder value. On January 21, 1997, the Board of Directors authorized the repurchase of up to one million shares of Common Stock, representing 13.1% of outstanding shares at December 31, 1996. During the quarter, some 250,261 shares were repurchased under the program.

On March 3, 1997, the Board declared a three-for-two stock split, effective at the close of business on April 10, 1997. Pursuant to the split, shareholders received one additional share for every two shares held, and cash in lieu of fractional shares, based on the average of the high and low bid price on March 17, 1997, as adjusted for the split.

On April 15, 1997, the Board of Directors declared a 20 cents per share dividend, payable on May 15, 1997 to shareholders of record at the close of business on May 1st. The 20 cents per share is equivalent to 30 cents per share on a pre-split basis, and represents an increase of 20%.

Balance Sheet Summary

The Company recorded total assets of $1.4 billion at March 31, 1997, up $14.6 million from the level recorded at year-end 1996. The increase was buoyed by a $26.4 million rise in mortgage loans to $1.2 billion, representing 85.2% of total assets and reflecting first quarter 1997 originations of $59.3 million.

Multi-family mortgage loans represented $857.0 million, or 73.2%, of mortgage loans outstanding, rising $34.7 million after originations of $53.5 million in the first three months of the year. The remainder of the mortgage loan portfolio consisted of $251.0 million in loans secured by one-to-four family homes, $61.1 million in loans secured by commercial real estate properties, and $1.6 million in construction loans.

The Company's asset mix at quarter's end also included $12.1 million in other loans; $78.7 million in securities held to maturity ("securities"); $67.2 million in mortgage-backed securities held to maturity ("mortgage-backed securities"); and $6.0 million in money market investments.

Non-performing assets totaled $10.3 million, including $8.8 million in non-performing loans. Reflecting funds recovered through the disposition of a non-performing loan, the allowance for loan losses rose to $9.4 million, representing 107.21% of non-performing loans and 0.80% of loans, net at March 31st.

Deposits totaled $1.0 billion at March 31st, down $1.3 million from the year-end 1996 level, and included $652.2 million in certificates of deposit ("CDs"), a $455,000 increase from the level at December 31st. Additional funding was provided by Federal Home Loan Bank of New York ("FHLB") borrowings, which rose to $106.0 million from $81.4 million at year-end.

Stockholders' equity totaled $205.7 million, or 14.98% of total assets, and a book value of $31.83 per share. As compared to $211.4 million at year-end 1996, the 1997 amount reflects a net increase in Treasury stock of $11.9 million, offset by a $4.4 million net increase in retained earnings, and $2.3 million relating to the amortization and appreciation of shares in the Company's stock-related benefit plans and associated tax benefits.

At March 31, 1997, the Company continued to exceed the minimum regulatory capital requirements imposed by the Federal Reserve Bank. In addition, the Bank exceeded its minimum regulatory capital requirements and was classified as a well-capitalized institution under applicable FDIC regulations.

Loans

The Company's asset growth continues to be driven by mortgage loan production. Reflecting originations of $59.3 million, the mortgage loan portfolio grew to $1.2 billion, representing a $26.4 million increase from the year-end 1996 level and 85.2% of total assets at March 31st.

The rise in outstanding mortgage loans was fueled by a $34.7 million increase in the portfolio of multi-family mortgage loans to $857.0 million, equivalent to 73.2% of total mortgage loans at quarter's end. In the first three months of 1997, the Company recorded $53.5 million in multi-family mortgage loan originations, representing 90.2% of total mortgage loan originations for the period.

The substantial majority of the Company's multi-family mortgage loans are originated for terms of ten years at a rate of interest that adjusts to a point over prime in each of years six through ten. In years one through five, the loan may feature either a fixed rate of interest or a rate that steps up annually by 50 basis points.

At March 31, 1997, 96.2% of multi-family mortgage loans featured adjustable rates, including $433.6 million in loans, the interest rates of which are scheduled to step up over the next twelve months. Specifically, $95.9 million, $79.0 million, $111.1 million, and $147.6 million, respectively, will reprice upward over the next four quarters.

In addition to loans secured by multi-family buildings, the mortgage loan portfolio consisted of $251.0 million in loans secured by one-to-four family homes (down from $256.9 million at year-end 1996 after originations of $4.0 million); $61.1 million in loans secured by commercial real estate (down from $63.5 million after originations of $1.6 million); and $1.6 million in construction loans (down $40,000 after originations of $220,000). More than 92% of the mortgage portfolio, as a whole, feature adjustable rates, including 81.9% of one-to-four family mortgage loans.

In addition to mortgage loans, the Company originates a modest volume of consumer loans. At March 31, 1997, this portfolio totaled $12.1 million, down from $12.3 million at year-end 1996.

Of the $79.0 million in outstanding loan commitments at March 31, 1997, $77.8 million were commitments on multi-family mortgage loans. While competition for such loans has intensified over the past few quarters, the Company believes that its market presence in the multi-family real estate market may be able to expand over the next twelve months. However, the Company's ability to originate these and other types of loans could be adversely impacted by such factors as a marked increase in interest rates, a further increase in competition, and a decline in the demand for such loans.

Asset Quality

The Company continued to produce a consistent record of asset quality in the first three months of 1997. In addition to recording no charge-offs for the seventh consecutive quarter, the Company recovered $46,000 following the disposition of a non-performing loan in March of this year. As a result, the allowance for loan losses rose to $9.4 million, representing 107.21% of non-performing loans and 0.80% of loans, net, at March 31, 1997.

Non-performing assets totaled $10.3 million at the close of the quarter, as compared to $10.3 million and $9.4 million at December 31 and March 31, 1996. As a percentage of total assets, the Company's non-performing assets remained stable from quarter to quarter, equaling 0.75%, 0.76%, and 0.75%, respectively, at March 31, 1997, December 31, 1996, and March 31, 1996.

Included in non-performing assets at March 31, 1997 were non-performing loans of $8.8 million, consisting of 43 non-accrual mortgage loans of $6.8 million and 41 loans 90 days or more delinquent totaling $2.0 million. The combined total represented 0.75% of loans, net at the close of the current first quarter; at December 31 and March 31, 1996, non-performing loans totaled $9.7 million and $8.6 million, representing 0.84% and 0.83%, respectively, of loans, net.

Foreclosed real estate totaled $1.5 million at March 31, 1997, as compared to $627,000 and $817,000 at December 31 and March 31, 1996. While all of the Company's non-performing loans were secured by one-to-four family homes at the close of the current first quarter, the Company's foreclosed real estate consisted of six properties, including two commercial real estate properties totaling $1.3 million. All of these properties are being actively marketed for sale by the Bank. An additional nine properties, totaling $909,000, are included in other assets as real estate investments; the rentals on these properties currently provide an 8.0% rate of return to the Bank.

For additional information, see the Asset Quality Analysis that follows and the discussion of the loan loss provision on page 15 of this report.

ASSET QUALITY ANALYSIS

                                                          At or For the       At or For the
                                                        Three Months Ended     Year Ended
                                                             March 31,         December 31,
                                                              1997                1996
(dollars in thousands)                                     (unaudited)
-------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                               $ 9,359             $ 11,359
Loan recoveries                                                   46                   --
Reversal of loan losses                                           --               (2,000)
                                                             -------             --------
Balance at end of period                                     $ 9,405             $  9,359
                                                             =======             ========
NON-PERFORMING ASSETS AT PERIOD-END:
Non-accrual mortgage loans                                   $ 6,805             $  6,861
Loans 90 days or more delinquent and still
 accruing interest                                             1,967                2,798
                                                             -------             --------
Total non-performing loans                                     8,772                9,659
Foreclosed real estate                                         1,535                  627
                                                             -------             --------
Total non-performing assets                                  $10,307             $ 10,286
                                                             =======             ========
RATIOS:
Non-performing loans to loans, net                              0.75%                0.84%
Non-performing assets to total assets                           0.75                 0.76
Allowance for loan losses to non-performing loans             107.21                96.90
Allowance for loan losses to loans, net                         0.80                 0.82
Allowance for loan losses to net accumulated
 charge-offs for the past 10 years                            647.73               625.00


Securities Held to Maturity and Money Market Investments

At March 31, 1997, the Company recorded securities and money market investments of $78.7 million and $6.0 million, respectively, down $7.8 million and $1.0 million from $86.5 million and $7.0 million at year-end 1996.

As a matter of policy, the Company generally limits its securities investments to short-term U.S. Treasuries and FNMA securities and typically reinvests such securities upon maturity. At March 31, 1997, U.S. Treasuries comprised $60.1 million of the Company's portfolio and FNMA securities comprised $7.0 million. (The balance of the portfolio consisted of stock in the Federal Home Loan Bank of New York.) The Company holds all of its securities to maturity;
the average maturity of the portfolio at March 31, 1997 was eight months.
The market value of the Company's securities equaled 99.9% and 100.0%, respectively, of carrying value at March 31, 1997 and December 31, 1996.

Mortgage-Backed Securities Held to Maturity

At March 31, 1997, mortgage-backed securities totaled $67.2 million, down from $73.7 million at year-end 1996. The $6.5 million reduction reflects both prepayments and the absence of any new investments in such assets since the first quarter of 1994. The Company categorizes all mortgage-backed securities as "held to maturity"; the average maturity of the portfolio was 2.1 years at quarter's end.

At March 31, 1997 and December 31, 1996, the market value of the Company's mortgage-backed securities amounted to 100.7% and 100.6% of carrying value, respectively.

Funding Sources

The Company's funding is derived primarily from deposits, loan interest and principal payments, and the interest and maturity of securities investments. Additional funding stems from FHLB borrowings.

At March 31, 1997, deposits totaled $1.0 billion, down $1.3 million from the level recorded at December 31, 1996. Included in the 1997 amount were $652.2 million in CDs, up $455,000 from $651.7 million at year-end. CDs represented 63.8% of total deposits at the close of the quarter, as compared to 63.6% at December 31st. The retention rate on CDs maturing during the twelve months ended March 31, 1997 was 87.41%; the volume of CDs due to mature within one year of this date totaled $548.2 million. Based on historic trends, the majority of the Company's maturing CDs may be expected to be reinvested with the Company.

The higher balance of CDs extends a trend that began in the first quarter of 1996 and has been paralleled by a decline in the balance of other interest-bearing depository accounts. At March 31, 1997 and December 31, 1996, the balance of savings accounts equaled $277.1 million and $277.8 million, while the balance of NOW and money market accounts totaled $69.1 million and $69.4 million. Non-interest bearing deposits totaled $24.2 million at the close of the current first quarter, as compared to $25.0 million at year-end.

The latter reductions, like the rise in CDs, may be indicative of the interest rate environment over the past five quarters, the stability of which has rewarded customers for investing in longer-term, higher yielding products. While no assurances may be provided by the Company, the recent increase in interest rates may give rise to additional growth in the Company's CD balance and the continued transfer of funds out of lower-yield savings products into higher yield CDs.

In keeping with its policy of accessing its FHLB line of credit during periods of extensive loan production, the Company increased the line of credit to $412.0 million in the first quarter of 1997 and increased its FHLB borrowings to $106.0 million at March 31, 1997 from $81.4 million at December 31, 1996. While borrowings tend to cost more than other funding sources, the volume of loans originated with these funds, and the yields generated by said loans, more than offsets the higher interest expense.

Interest Rate Sensitivity

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is managing the Company's interest rate risk. This is achieved by matching the maturities and repricing dates of the Company's interest-earning assets with the maturities and repricing dates of its interest-bearing liabilities.

In order to enhance this match, management has emphasized the origination of adjustable rate multi-family and one-to-four family mortgage loans, and has generally confined its other investments to short-term securities with an average maturity of under one year. On the liability side of the balance sheet, management closely monitors the pricing of its depository products and has limited its use of FHLB borrowings except when market conditions have been particularly conducive to a high level of loan origination activity.

Despite the rising balance of CDs and the increased use of FHLB borrowings to finance loan production, the Company recorded a positive gap of 4.92% between its interest rate sensitive assets and interest rate sensitive liabilities repricing within a one-year period. The presence of a positive gap indicates that more assets than liabilities will be subject to repricing as a result of changes in interest rates.

Liquidity and Capital Position

Liquidity

To ensure that its liquid resources are sufficient to fund its operations and obligations, the Company maintains a portfolio of liquid money market investments and invests in short-term securities with a maturity of less than one year.

Money market investments, together with cash and due from banks, are the Company's most liquid assets, totaling $19.6 million, collectively, at March 31, 1997. Securities, as previously indicated, totaled $78.7 million, including $60.1 million in U.S. Treasuries and $7.0 million in FNMA securities with a combined average maturity of eight months.

In the first quarter of 1997, funding for the Company's investments stemmed primarily from deposits and, to a lesser extent, from principal and interest payments on loans and proceeds from maturing mortgage-backed securities and short-term securities. Funding was also accessed through the Company's
FHLB line of credit, which totaled $412.0 million at quarter's end. Additional funds are available through two other sources: an $8.8 million line of credit with the Federal Reserve Bank of New York and a $10.0 million line of credit with a money center bank.

The Bank's cash flows are derived from operating, investing, and financing activities. In the three months ended March 31, 1997 and 1996, the net cash used in operating activities totaled $9.1 million and $8.2 million, respectively. The $851,000 difference stemmed in part from a $2.2 million increase in deferred income taxes, reflecting the first quarter 1997 reversal of a $1.3 million tax charge that was recorded in the fourth quarter of 1996. The $2.2 million increase was largely offset by a combination of factors, including a $15.8 million decrease in official checks outstanding (versus $14.6 million in the year-earlier quarter) and a $1.1 million decrease in other liabilities (versus a $691,000 decrease in the first quarter of 1996).

The net cash used in investing activities dropped to $12.4 million in the current first quarter from $32.4 million in the first quarter of 1996. While proceeds from the redemption of mortgage-backed securities rose $11.8 million to $15.5 million, proceeds from maturities of securities declined $8.0 million to $16.0 million. Meanwhile, the funds utilized to purchase securities totaled $17.3 million in the current first quarter, down from $23.8 million in the year-earlier three months. Similarly, the net increase in loans was $26.7 million, down from a net increase of $36.3 million in the first quarter of 1996.

The net cash provided by financing activities fell to $20.0 million from $25.4 million in the first quarter of 1996. The reduction was due to three primary factors, including a $1.3 million decrease in deposits (versus a $14.0 million increase in the year-earlier quarter); a $24.6 million increase in FHLB borrowings (versus the year-earlier $13.5 million increase); and a $3.0 million net increase in funds utilized to purchase Treasury stock to $11.5 million (versus $8.9 million in the first three months of 1996).

Capital

The Company recorded stockholders' equity of $205.7 million, or 14.98% of total assets, at March 31, 1997, as compared to $211.4 million, or 15.56% of total assets, at December 31, 1996. The 1997 amount reflects the allocation of $13.6 million for the purchase of 250,261 shares under the Company's stock repurchase program, which was extended on January 21, 1997 with the Board of Directors' authorization to buy back up to one million shares of Company stock.

Also included in stockholders' equity at March 31, 1997 was a $4.4 million increase in retained earnings (net income of $7.1 million less dividends paid and options exercised of $2.7 million) and $2.3 million relating to the amortization and appreciation of shares in the Company's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plans ("RRPs") and the associated tax benefits. Book value amounted to $31.83 per share at the close of the current first quarter, based on 6,462,046 shares outstanding, after excluding 962,773 in unallocated ESOP shares.

As indicated in the following regulatory capital analysis, the Bank's leverage, Tier 1 risk-based,and total risk-based capital levels continued to exceed the minimum Federal requirements at March 31st. In addition, the Bank continued to exceed the requirements for classification as a well capitalized institution. As defined by FDICIA, a well capitalized institution has a ratio of leverage capital to adjusted total assets of 5.00% or more; a ratio of Tier 1 risk-based capital to risk-weighted assets of 6.00% or more; and a ratio of total risk-based capital to risk-weighted assets of 10.0% or more.

REGULATORY CAPITAL ANALYSIS (Bank Only)

                                                                At March 31, 1997

                                                                               Risk-Based Capital
                                                                --------------------------------------------------
(dollars in thousands)              Leverage Capital                   Tier 1                       Total
                                  --------------------          --------------------          --------------------
                                  Amount         Ratio          Amount         Ratio          Amount          Ratio
                                  ------         -----          ------         -----          ------          -----
Total savings bank equity        $135,753        10.09%        $135,753        16.98%        $145,158        18.16%
Regulatory capital
  requirement                      40,353         3.00           31,976         4.00           63,952         8.00
                                 --------        -----         ========        =====         ========        -----
Excess                           $ 95,400         7.09%        $103,777        12.98%        $ 81,206        10.16%
                                 ========        =====         ========        =====         ========        =====

The Company is required to meet minimum regulatory capital requirements, on a consolidated basis, which are imposed by the Federal Reserve Board and are similar to the requirements imposed on the Bank. At March 31, 1997, the Company exceeded all applicable regulatory capital requirements on a consolidated basis.


Comparison of the Three Months Ended March 31, 1997 and 1996

Net Income

The Company recorded net earnings of $7.1 million, or $1.00 per share, in the first quarter of 1997, reflecting the recapture of $1.3 million following the enactment of legislation re-establishing conformity between the New York City and State tax codes in March. The recapture represents the bulk of a tax charge against earnings which had been recorded in the trailing quarter as a result of the then-existent tax code discrepancy.

Absent the $1.3 million recapture, the Company reported adjusted first quarter 1997 earnings of $5.8 million, or $0.82 per share, up from $5.3 million, or $0.68 per share, in the year-earlier three months. In addition to the 20.6% increase in adjusted earnings per share, the Company's adjusted first quarter 1997 earnings represented a return on average assets ("ROA") of 1.73% and a return on average stockholders' equity ("ROE") of 11.61%.

The Company's cash earnings rose to $9.4 million or $1.31 per share, in the current first quarter from $6.5 million, or $0.84 per share, in the year-earlier three months. Cash earnings are determined by adding to reported earnings the non-cash expenses stemming from the amortization and appreciation of allocated shares in the Company's stock-related benefit plans and the associated tax benefits. In the first quarter of 1997, such non-cash expenses amounted to $2.3 million, or $0.31 per share. On the basis of its cash earnings, the Company's ROA and ROE were 2.79% and 18.67%, respectively. Absent the $1.3 million tax item, the Company's first quarter 1997 cash earnings adjust to $8.1 million, or $1.13 per share, representing an ROA and ROE of 2.40% and 16.06%.

Net interest income rose $1.4 million, or 10.0%, to $15.2 million, as a $2.6 million increase in interest income offset a $1.2 million increase in interest expense. The rise in net interest income was accompanied by a 5-basis point increase in interest rate spread to 3.87% and a 3-basis point increase in net interest margin to 4.64%.

The higher level of net interest income exceeded the combined impact of a $182,000 decline in other operating income and a $1.1 million increase in operating expense. Other operating income totaled $304,000 in the current first quarter, while operating expense equaled $6.5 million. The higher level of operating expense primarily stemmed from a $792,000 rise in compensation and benefits expense to $4.5 million, reflecting $1.8 million relating to the amortization and appreciation of shares in the Company's stock-related benefit plans. These non-cash expenses, together with the related tax benefit of $416,000, were added back to capital at March 31, 1997.

Income tax expense fell to $1.8 million from the year-earlier $3.6 million, reflecting the reversal of $1.3 million in tax charges, as well as changes to the tax structure of the Bank.

Interest Income

The Company derives interest income from its portfolio of interest-earning assets, primarily comprised of mortgage and other loans. The balance of the Company's interest-earning assets consists of securities, mortgage-backed securities, and money market investments. In the first quarter of 1997, the Company recorded interest income of $27.1 million, up $2.6 million from $24.5 million in the first quarter of 1996. The 10.6% increase stemmed from a $110.3 million rise in average interest-earning assets, coupled with a 10-basis point rise in the average yield to 8.28%.

Average mortgage and other loans generated $24.8 million, or 91.5%, of total interest income, up from $21.7 million, or 88.5%, in the year-earlier three months. The $3.1 million increase stemmed from a $145.1 million rise in the average balance to $1.2 billion, with an average yield of 8.58%, down one basis point from the year-earlier 8.59%. Average mortgage and other loans represented 88.2% of interest-earning assets in the current first quarter, up from 84.2% in the first quarter of 1996.

In the first quarter of 1997, average securities provided $1.2 million in interest income, up from $1.1 million in the first quarter of 1996. The $111,000 increase stemmed from a $5.7 million rise in average securities to $78.2 million, together with a 14-basis point rise in the average yield to 5.96%. Average securities represented 6.0% of interest-earning assets in the current first quarter, comparable to the percentage in the year-earlier three months.

Mortgage-backed securities, furnished $1.1 million in interest income, as compared to $1.4 million in the first quarter of 1996. The $338,000 decrease reflects a $20.0 million decline in the average balance to $71.1 million, together with a 13-basis point drop in the average yield to 6.14%. Average mortgage-backed securities represented 5.4% of interest-earning assets, down from 7.6% in the year-earlier period.

Average money market investments contributed $60,000 in interest income, down from $330,000 in the first quarter of 1996. The $270,000 decline corresponded to a $20.5 million reduction in the average balance to $4.8 million, coupled with a 14-basis point decrease in the average yield to 5.08%.

Interest Expense

The Company's interest expense stems primarily from the interest paid on its depository products and, to a lesser extent, from the interest paid on its FHLB borrowings and mortgagors' escrow accounts.

Reflecting the stability of market interest rates over the past five quarters, the majority of the Company's deposits consist of short- and medium-term CDs. In the first quarter of 1997, CDs generated $8.6 million in interest expense, or 72.3% of the total, up from $7.6 million, or 71.4%, in the first quarter of 1996. The $974,000 increase corresponds to a $97.1 million increase in the average balance to $649.1 million, tempered by a 17-basis point reduction in the average cost to 5.38%. Average CDs represented 59.3% of average interest-bearing liabilities in the current first quarter, as compared to 56.0% in the year-earlier three months.

Savings accounts contributed $1.6 million in interest expense, or 13.7% of the first quarter 1997 total, as compared to $1.7 million, or 15.9%, in the first quarter of 1996. The $72,000 decline reflects a $10.4 million drop in the average balance to $275.1 million, which offset a one-basis point increase in the average cost to 2.41%. Average savings accounts represented 25.1% of average interest-bearing liabilities in the current first quarter, down from 29.0% in the first quarter of the prior year.

NOW and money market accounts generated $470,000 in interest expense, or 3.9% of the first quarter 1997 total, down from $543,000, representing 5.1%, in the year-earlier three months. The $73,000 decline stemmed from a $6.7 million drop in the average balance to $69.2 million and a 12-basis point reduction in the average cost to 2.75%. NOW and money market accounts represented 6.3% and 7.7% of average interest-bearing liabilities in the first quarters of 1997 and 1996, respectively.

FHLB borrowings generated $1.2 million in interest expense, or 10.0% of the total, as compared to $812,000, or 7.6%, in the first quarter of 1996. The $375,000 increase was the net result of a $28.7 million rise in the average balance to $86.6 million, and a 7-basis point drop in the average cost to 5.56%. Average FHLB borrowings represented 7.9% of average interest-bearing liabilities in the current quarter, and 5.9% in the year-earlier three months.

Mortgagors' escrow provided $10,000 in interest expense in the current first quarter, versus $3,000 in the year-earlier three months. The increase reflects a $782,000 rise in the average balance to $14.8 million and an 18-basis point rise in the average cost to 0.27%.

Net Interest Income

Net interest income is the Company's principal source of income; its level is influenced significantly by the volume of the Company's interest-earning assets and interest-bearing liabilities, and by the spread between the yield on such assets and the cost of such liabilities.

In the first quarter of 1997, the Company's net interest income rose 10.0% to $15.2 million, from $13.8 million in the first quarter of 1996. The growth in net interest income was accompanied by improvements in the Company's interest rate spread and net interest margin, which rose to 3.87% and 4.64%, respectively, in the current year's first quarter, from 3.82% and 4.61%, respectively, in the first quarter of 1996. In the fourth quarter of 1996, the Company recorded net interest income of $14.9 million, supported by a spread and margin of 3.93% and 4.62%.

While the recent uptick in interest rates may exert some pressure on spreads and margins going forward, based on the current interest rate environment, management believes that the Company's net interest income may continue to rise. Higher funding costs are expected to be offset by a rise in interest-earning assets, bolstered by the origination of multi-family mortgage loans. However, it should also be stated that the level of net interest income could be adversely impacted by a more significant increase in interest rates than is currently anticipated, and by factors that could hamper the Company's ability to originate loans. Among these would be a downturn in the real estate market and a substantial increase in competition for both funding and loans.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                            Three Months Ended March 31,
                                                      -------------------------------------------------------------------------
                                                                    1997                                  1996
                                                      ----------------------------------     ----------------------------------
                                                                                 Average                               Average
                                                       Average                   Yield/      Average                    Yield/
                                                       Balance     Interest       Cost       Balance    Interest         Cost
                                                       -------     --------       ----       -------    --------         ----
Assets:
  Interest-earning assets:
      Mortgage and other loans, net                   $1,155,322    $24,789        8.58%    $1,010,197    $21,702        8.59%
      Securities held to maturity                         78,156      1,164        5.96         72,415      1,053        5.82
      Mortgage-backed securities held to maturity         71,143      1,092        6.14         91,156      1,430        6.27
      Money market investments                             4,791         60        5.08         25,305        330        5.22
                                                      ----------    -------     -------     ----------    -------      ------
  Total interest-earning assets                        1,309,412     27,105        8.28%     1,199,073     24,515        8.18%
  Non-interest-earning assets                             36,921                                40,496
                                                      ----------                            ----------
Total assets                                          $1,346,333                            $1,239,569
                                                      ==========                            ==========
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    NOW and money market accounts                     $   69,230    $   470        2.75%    $   75,940    $   543        2.87%
    Savings accounts                                     275,119      1,633        2.41        285,492      1,705        2.40
    Certificates of deposit                              649,125      8,618        5.38        552,013      7,644        5.55
    FHLB borrowings                                       86,611      1,187        5.56         57,862        812        5.63
    Mortgagors' escrow                                    14,843         10        0.27         14,061          3        0.09
                                                      ----------    -------     -------     ----------    -------      ------
Total interest-bearing liabilities                     1,094,928     11,918        4.41%       985,368     10,707        4.36%
                                                                    -------                               -------
Non-interest-bearing deposits                             24,726                                22,563
Other liabilities                                         25,646                                18,631
                                                      ----------                            ----------
Total liabilities                                      1,145,300                             1,026,562
Stockholders' equity                                     201,033                               213,007
                                                      ----------                            ----------
Total liabilities and stockholders' equity            $1,346,333                            $1,239,569
                                                      ==========                            ==========
Net interest income/interest rate spread                            $15,187        3.87%                  $13,808        3.82%
                                                                    =======     =======                   =======      ======
Net interest-earning assets/net
 interest margin                                      $  214,484                   4.64     $  213,705                   4.61
                                                      ==========                =======     ==========                 ======
Ratio of interest-earning assets to interest-
  bearing liabilities                                                            119.59                                121.69
                                                                                =======                                ======


Provision for Loan Losses

Reflecting the consistent quality of the Company's assets, the Company extended its suspension of the loan loss provision for the seventh consecutive quarter.

The first quarter 1997 suspension, together with the net recovery of $46,000 following the disposition of a non-performing loan and the absence of any charge-offs, increased the allowance for loan losses to $9.4 million at March 31st. The $9.4 million represented 107.21% of non-performing loans and 0.80% of loans, net, up from 96.90% and 0.82%, respectively, at year-end 1996. The $9.4 million allowance also represented 647.73% of accumulated net charge-offs for the ten years ended March 31, 1997.

Non-performing assets totaled $10.3 million, or 0.75% of total assets, and consisted of $8.8 million in non-performing loans and $1.5 million in foreclosed real estate. While, based on currently available information, management believes that the Company's allowance for loan losses is adequate and does not anticipate making additional provisions to the loan loss allowance over the short-term, no assurance can be made that a significant change in the quality of the Company's assets or a significant downturn in the real estate market would not result in additional provisions being made.

For more information regarding asset quality and the allowance for loan losses, please see the discussion and analysis beginning on page 8 of this report.

Other Operating Income

The Company recorded other operating income of $304,000 in the current first quarter, as compared to $486,000 in the year-earlier three months. The $182,000 reduction stemmed from a $78,000 decline in fee income to $279,000 and a $104,000 decline in other sources of operating income to $25,000.

Operating Expense

Operating expense consists primarily of compensation and benefits expense, together with occupancy and equipment and general and administrative ("G&A") expenses.

In the first quarter of 1997, the Company recorded operating expense of $6.5 million (or 1.93% of average assets), up from $5.5 million (or 1.76% of average assets) in the first quarter of 1996. The $1.0 million increase primarily stemmed from a $792,000 increase in compensation and benefits expense to $4.5 million, including $1.8 million related to the amortization and appreciation of shares in the Company's stock-related benefit plans. The average price of a share of Company stock rose 70.2% over a twelve-month period, to $52.37 per share in the current first quarter from $30.77 per share, as adjusted for the August 22, 1996 stock split, in the first quarter of 1996. Together with the related tax benefit of $416,000, the total impact on the balance sheet of these non-cash expenses was $2.3 million, all of which was added back to capital at March 31st.

The balance of the increase in operating expense stemmed from a $49,000 rise in occupancy and equipment expense to $669,000; a $159,000 increase in G&A expense to $1.1 million; and a $55,000 increase in other operating expense to $156,000. Despite the rise in operating expense, the Company's efficiency ratio remained stellar, amounting to 42.04% on the basis of reported earnings and 30.19% on the basis of cash earnings.

The number of full-time equivalent employees at the close of the quarter was 283.

Income Tax Expense

Income tax expense, including Federal, state, and local income taxes, declined to $1.8 million in the current first quarter from $3.6 million in the first quarter of 1996.

The decline primarily reflects the reversal of $1.3 million in tax charges that had been recorded in the trailing quarter, pursuant to the enactment of legislation conforming the treatment of tax bad debt reserves under the New York City tax code to the treatment permitted by the State. In addition, the decline reflects changes to the Bank's tax structure that, in future quarters, will result in the Company's effective tax rate approximating 45%.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements which are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services.

                           QUEENS COUNTY BANCORP, INC.

                           PART 2 - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of shareholders on April 16, 1997. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated March 19, 1997. Of the 7,578,714 shares eligible to vote at the annual meeting, 6,279,728 were represented in person or by proxy.

(b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected, as follows:

                                   No. of Votes       No. of Votes      Broker
                                       For              Withheld       Non-Votes
                                       ---              --------       ---------
      Donald M. Blake               6,264,688            15,040            --

      Joseph G. Chisholm            6,259,422            20,306            --

      Joseph R. Ficalora            6,262,463            17,265            --

The following directors are serving terms of office that continue through 1998 and 1999, as noted:

         Director*            Year Term Expires
         ---------            -----------------
      Harold E. Johnson            1998

      Luke D. Lynch                1998

      Henry E. Froebel             1998

      Howard C. Miller             1998

      Max L. Kupferberg            1999

     Director (continued)     Year Term Expires
     --------------------     -----------------
      Dominick Ciampa               1999

      Richard H. O'Neill            1999

* On April 26, 1997, Daniel C. Maher, a member of the Board of Directors and Chairman of Queens County Savings Bank, died following a lengthy illness. Mr. Maher had served the Bank for 55 years, including 13 years as the Bank's President and Chief Executive Officer.

(c) Two additional proposals were submitted for a vote, with the following results:

                                        No. of Votes        No. of Votes     No. of Votes           Broker
                                            For               Against         Abstaining           Non-Votes
                                            ---               -------         ----------           ---------
      1.  Ratification of the
           Queens County
           Bancorp, Inc. 1997
           Stock Option Plan             5,713,809            471,135            78,004            16,780

      2.  Ratification of the
           Appointment of
           KPMG Peat Marwick,
           LLP as Independent
           Auditors for the
           Fiscal Year Ending
           December 31, 1997             6,250,605             21,702             7,421                --


ITEM 5.  OTHER INFORMATION

On January 21, 1997, the Board of Directors of Queens County Bancorp authorized the repurchase of up to one million shares of Company stock under its Stock Repurchase Program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

             The following exhibit is filed as part of this report:

              Regulation S-K Exhibit

              Reference No. 11

              Statement re: Computation of Per Share Earnings

  (b) Reports on Form 8-K

           On March 11, 1997, Queens County Bancorp, Inc. filed a Current Report on Form 8-K with the Securities Exchange Commission reporting the Board of Directors' declaration of a three-for-two stock split in the form of a 50% stock dividend, payable on April 10, 1997 to shareholders of record on March 17, 1997. The Form 8-K also indicated that cash in lieu of fractional shares would be based on the average of the high and low bids on the date of record, as adjusted for the split.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Queens County Bancorp, Inc.
                                             (Registrant)

DATE:  May 12, 1997                 BY:  /s/ Joseph R. Ficalora
                                         ----------------------
                                             Joseph R. Ficalora
                                             Chairman, President, and
                                             Chief Executive Officer
                                             (Duly Authorized Officer)

DATE:  May 12, 1997                 BY:  /s/ Robert Wann
                                         ---------------
                                             Robert Wann
                                             Senior Vice President,
                                             Comptroller, and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------


        Exhibit 11     Statement re: Computation of Per Share Earnings

        Exhibit 27     Financial Data Schedule