Form 10-Q
period 1997-06-30
QUEENS COUNTY BANCORP INC
filed 1997-08-13
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

                                   10,155,055
                         Number of shares outstanding at
                                 August 8, 1997

                          QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                           FORM 10-Q

                               THREE MONTHS ENDED JUNE 10, 1997

INDEX
PART I.             FINANCIAL INFORMATION                                             PAGE NO.
                                                                                      --------

Item 1.             FINANCIAL STATEMENTS

                    Consolidated Statements of Condition as of
                    June 30, 1997 (unaudited) and December 31, 1996                      1

                    Consolidated Statements of Income
                    for the Three and Six Months Ended June 30, 1997
                    and 1996 (unaudited)                                                 2

                    Consolidated Statement of Changes in
                    Stockholders' Equity for the Six Months
                    Ended June 30, 1997 (unaudited)                                      3

                    Consolidated Statements of Cash Flows for
                    the Six Months Ended June 30, 1997 and
                    1996 (unaudited)                                                     4

                    Notes to Unaudited Consolidated Financial
                    Statements                                                           5

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8

PART II.            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS                                                   25

Item 2.             CHANGES IN SECURITIES                                               25

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                     25

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY                         25
                    HOLDERS

Item 5.             OTHER INFORMATION                                                   25

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                    25

SIGNATURES                                                                              26

EXHIBITS                                                                                27

                     QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CONDITION

                                                                           JUNE 30,                   DECEMBER 31,
                                                                             1997                         1996
(in thousands)                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $    15,211                  $     14,045
Money market investments                                                           11,850                         7,000
Securities held to maturity (estimated market value of
   $71,033 and $86,483, respectively)                                              70,971                        86,495
Mortgage-backed securities held to maturity (estimated market
   value of $62,427 and $74,192, respectively)                                     61,732                        73,732
Mortgage loans:
    1-4 family                                                                    242,000                       256,903
    Multi-family                                                                  967,451                       822,364
    Commercial real estate                                                         60,299                        63,452
    Construction                                                                      948                         1,598
                                                                      --------------------        ----------------------
Total mortgage loans                                                            1,270,698                     1,144,317
Other loans                                                                        11,533                        12,276
Less:   Unearned loan fees                                                         (1,402)                       (1,082)
        Allowance for loan losses                                                  (9,431)                       (9,359)
                                                                      --------------------        ----------------------
Loans, net                                                                      1,271,398                     1,146,152
Premises and equipment, net                                                        10,961                        11,077
Deferred tax asset, net                                                             5,757                         3,312
Other assets                                                                       19,026                        16,843
                                                                      --------------------        ----------------------
Total assets                                                                  $ 1,466,906                  $  1,358,656
                                                                      ====================        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   NOW and money market accounts                                              $    66,082                  $     69,443
   Savings accounts                                                               274,312                       277,783
   Certificates of deposit                                                        664,967                       651,705
   Non-interest-bearing accounts                                                   25,758                        24,999
                                                                      --------------------        ----------------------
Total deposits                                                                  1,031,119                     1,023,930
                                                                      --------------------        ----------------------
Official checks outstanding                                                        20,649                        26,729
FHLB borrowings                                                                   217,010                        81,393
Accounts payable and accrued expenses                                                 930                         1,169
Mortgagors' escrow                                                                 15,298                         7,356
Other liabilities                                                                   8,013                         6,650
                                                                      --------------------        ----------------------
Total liabilities                                                               1,293,019                     1,147,227
                                                                      --------------------        ----------------------
Stockholders' equity:
   Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                                      --                            --
   Common stock at par $0.01 (30,000,000 shares authorized;
     13,764,816 shares issued; 10,180,765 and 11,445,154 shares
     outstanding at June 30, 1997 and December 31, 1996, respectively)                138                            92
   Paid-in capital in excess of par                                               120,091                       116,607
   Retained earnings (substantially restricted)                                   161,615                       154,886
   Less:Treasury stock (3,584,051 and 2,319,901 shares, respectively)             (90,597)                      (42,397)
        Unallocated common stock held by ESOP                                     (14,169)                      (14,820)
        Common stock held by SERP and Deferred Compensation Plans                  (2,003)                       (1,411)
        Unearned common stock held by RRPs                                         (1,188)                       (1,528)
                                                                      --------------------        ----------------------
Total stockholders' equity                                                        173,887                       211,429
                                                                      --------------------        ----------------------
Total liabilities and stockholders' equity                                    $ 1,466,906                  $  1,358,656
                                                                      ====================        ======================

See accompanying notes to financial statements

                     QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)

                                                                           FOR THE                               FOR THE
                                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                           JUNE 30,                               JUNE 30,
(in thousands, except per share data)                               1997               1996               1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Mortgage and other loans                                       $26,250           $ 22,608            $51,039           $ 44,310
    Securities held to maturity                                      1,107              1,019              2,271              2,072
    Mortgage-backed securities held to maturity                      1,007              1,353              2,099              2,783
    Money market investments                                            78                 85                138                414
                                                                   -------           --------            -------           --------
Total interest income                                               28,442             25,065             55,547             49,579
                                                                   -------           --------            -------           --------

INTEREST EXPENSE:
    NOW and money market accounts                                      447                511                917              1,054
    Savings accounts                                                 1,646              1,694              3,279              3,399
    Certificates of deposit                                          8,778              7,596             17,396             15,241
    FHLB borrowings                                                  2,071                809              3,258              1,620
    Mortgagors' escrow                                                  10                 12                 20                 15
                                                                   -------           --------            -------           --------
Total interest expense                                              12,952             10,622             24,870             21,329
                                                                   -------           --------            -------           --------
    Net interest income                                             15,490             14,443             30,677             28,250
(Reversal of) provision for loan losses                                 --             (2,000)                --             (2,000)
                                                                   -------           --------            -------           --------
    Net interest income after reversal of
      provision for loan losses                                     15,490             16,443             30,677             30,250
                                                                   -------           --------            -------           --------

OTHER OPERATING INCOME:
    Fee income                                                         301                416                580                773
    Other                                                              214                 54                239                183
                                                                   -------           --------            -------           --------
Total other operating income                                           515                470                819                956
                                                                   -------           --------            -------           --------

OPERATING EXPENSE:
    Compensation and benefits                                        4,685              3,775              9,233              7,532
    Occupancy and equipment                                            631                600              1,300              1,220
    General and administrative                                       1,183              1,120              2,322              2,099
    Other                                                              193                 38                349                139
                                                                   -------           --------            -------           --------
Total operating expense                                              6,692              5,533             13,204             10,990
                                                                   -------           --------            -------           --------

Income before income taxes                                           9,313             11,380             18,292             20,216
Income tax expense                                                   3,972              5,115              5,819              8,693
                                                                   -------           --------            -------           --------
           Net income                                              $ 5,341           $  6,265            $12,473           $ 11,523
                                                                   =======           ========            =======           ========

           Net income per common share(a)                          $  0.55           $   0.55            $  1.21           $   1.01

(a) Reflects shares issued as a result of a 3-for-2 stock split on April 10, 1997 and a 4-for-3 stock split on August 22, 1996.

    See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          SIX MONTHS ENDED
                                                           JUNE 30, 1997
(in thousands)                                              (unaudited)
--------------------------------------------------------------------------
COMMON STOCK (PAR VALUE: $0.01):
    Balance at beginning of period                           $      92
    Shares issued                                                   46
                                                             ---------
    Balance at end of period                                       138

PAID-IN CAPITAL IN EXCESS OF PAR:
    Balance at beginning of period                             116,607
    Shares issued and fractional shares                            (51)
    Tax benefit effect on stock plans                            1,240
    Common stock acquired by SERP                                  592
    Allocation of ESOP stock                                     1,703
                                                             ---------
    Balance at end of period                                   120,091
                                                             ---------

RETAINED EARNINGS:
    Balance at beginning of period                             154,886
    Net income                                                  12,473
    Dividends paid on common stock                              (3,390)
    Exercise of stock options (97,864 shares)                   (2,354)
                                                             ---------
    Balance at end of period                                   161,615
                                                             ---------

TREASURY STOCK:
    Balance at beginning of period                             (42,397)
    Purchase of Treasury stock (1,389,291 shares)              (53,155)
    Common stock acquired by SERP                                  592
    Exercise of stock options (97,864 shares)                    4,363
                                                             ---------
    Balance at end of period                                   (90,597)
                                                             ---------

EMPLOYEE STOCK OWNERSHIP PLAN:
    Balance at beginning of period                             (14,820)
    Allocation of ESOP stock                                       651
                                                             ---------
    Balance at end of period                                   (14,169)
                                                             ---------

SERP AND DEFERRED COMPENSATION PLANS:
    Balance at beginning of year                                (1,411)
    Common stock acquired by SERP                                 (592)
                                                             ---------
    Balance at end of period                                    (2,003)
                                                             ---------

RECOGNITION AND RETENTION PLANS:
    Balance at beginning of period                              (1,528)
    Earned portion of RRPs                                         340
                                                             ---------
    Balance at end of period                                    (1,188)
                                                             ---------

Total stockholders' equity                                   $ 173,887
                                                             =========

See accompanying notes to financial statements

                     QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
(in thousands)                                                                       1997                         1996
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $ 12,473                      $ 11,523
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                    466                           360
       (Reversal of) provision for loan losses                                           --                        (2,000)
       Amortization of premiums, net                                                    100                           235
       Amortization (accretion) of net deferred loan origination fees                   320                          (160)
       Net gain on redemption of securities and
         mortgage-backed securities                                                      (1)                           (2)
       Net (gain) loss on sale of foreclosed real estate                                (43)                            2
       Earned portion of RRPs                                                           340                           542
       Earned portion of ESOP                                                         2,354                         1,924
Changes in assets and liabilities:
     (Increase) decrease in other assets                                             (2,183)                        2,338
     (Increase) decrease in deferred income taxes                                    (2,445)                        1,063
     Decrease in accounts payable and accrued expenses                                 (239)                         (782)
     Decrease in official checks outstanding                                         (6,080)                      (10,298)
     Increase (decrease) in other liabilities                                         1,363                        (1,017)
                                                                           -----------------             -----------------
   Total adjustments                                                                 (6,048)                       (7,795)
                                                                           -----------------             -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             6,425                         3,728
                                                                           -----------------             -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from redemption of mortgage-backed
       securities held to maturity                                                   20,995                         8,371
     Proceeds from maturity of securities held to maturity                           30,000                        42,000
     Purchase of securities held to maturity                                        (23,570)                      (41,968)
     Net increase in loans                                                         (126,632)                      (86,718)
     Proceeds from sale of loans and foreclosed real estate                           1,104                           478
     Purchase of premises and equipment, net                                           (350)                         (323)
                                                                           -----------------             -----------------
NET CASH USED IN INVESTING ACTIVITIES                                               (98,453)                      (78,160)
                                                                           -----------------             -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in mortgagors' escrow                                               7,942                         3,634
     Net increase in deposits                                                         7,189                        44,902
     Net increase in FHLB borrowings                                                135,617                        26,619
     Cash dividends paid and options exercised, net                                  (5,744)                       (3,180)
     Purchase of Treasury stock, net of stock options exercised
       and shares acquired by SERP                                                  (46,960)                      (12,468)
                                                                           -----------------             -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            98,044                        59,507
Net increase (decrease) in cash and cash equivalents                                  6,016                       (14,925)
Cash and cash equivalents at beginning of period                                     21,045                        38,990
                                                                           -----------------             -----------------
Cash and cash equivalents at end of period                                         $ 27,061                      $ 24,065
                                                                           =================             =================
Supplemental information:
     Cash paid for:
     Interest                                                                       $24,864                       $21,328
     Income taxes                                                                     2,576                         8,575
Transfers to foreclosed real estate from loans                                           --                           184
Transfers to real estate held for investment
   from foreclosed real estate                                                          115                           598

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

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for all of 1997.

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

In the first quarter of 1997, the Company initiated a stock option plan, which meets the criteria of SFAS No. 123. The Bank is applying APB Opinion No. 25 and related interpretations in its accounting for this plan; accordingly, no compensation cost has been recognized. Pro forma disclosures of net income and earnings per share reflecting the fair value-based method of accounting as defined in SFAS No. 123 will be made in the Company's 1997 annual report.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on consistent application of a financial components approach focusing on control. Under this approach, after a transfer of financial assets, an entity recognizes said assets when control has been surrendered, and derecognizes liabilities when they have been extinguished. In addition, SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that consist of secured borrowings.

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

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

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

Acting under the Board of Directors' January 21, 1997 share repurchase authorization, the Company accelerated its repurchase of shares of Queens County Bancorp stock in the second quarter of the year. Including 375,392 shares repurchased in the first quarter, the number of shares repurchased in the six months ended June 30, 1997 totaled 1,389,291, representing an investment of $53.2 million in the Company. The number of shares repurchased has been adjusted to reflect the 3-for-2 stock split which occurred at the close of business on April 10, 1997.

On July 16, 1997, the Board of Directors announced an additional 500,000 share repurchase authorization, bringing the number of shares still available for repurchase to 733,735 at that date. The 733,735 represented 7.21% of shares outstanding on the day the announcement was made.

Also in July, the Board of Directors declared a $0.25 per share quarterly cash dividend, representing a 25% increase from the dividend paid in May. The dividend will be paid on the 15th of August to shareholders of record on August 1st.

BALANCE SHEET SUMMARY

The Company recorded total assets of $1.5 billion at June 30, 1997, up $108.3 million, or 8.0%, from the level recorded at December 31, 1996. The increase in assets was driven by significant mortgage loan production: the mortgage loan portfolio grew $126.4 million, or 11.1%, to $1.3 billion, triggered by a $145.1 million, or 17.6%, rise in multi-family mortgage loans. Mortgage originations totaled $140.0 million in the second quarter; of these, $135.5 million were secured by multi-family properties.

The balance of the mortgage loan portfolio at the close of the second quarter consisted of $242.0 million in loans secured by one-to-four family homes, $60.3 million in commercial real estate loans, and $948,000 in construction loans. Also in the asset mix were other loans of $11.5 million; securities held to maturity ("securities") of $71.0 million; mortgage-backed securities held to maturity ("mortgage backed securities") of $61.7 million; and money market investments of $11.9 million.

The allowance for loan losses rose to $9.4 million, reflecting recoveries of $72,000 stemming from the disposition of non-performing loans. The allowance represented 111.17% of non-performing loans at June 30, 1997, and 0.74% of loans, net at that date. Non-performing loans totaled $8.5 million, or 0.67% of loans, net, while foreclosed real estate equaled $1.4 million at quarter's end. Non-performing assets thus equaled $9.9 million, representing 0.68% of total assets, down from $10.3 million, or 0.76%, at December 31st.

Deposits rose $7.2 million to $1.0 billion at June 30, 1997, largely reflecting a $13.3 million increase in certificates of deposit ("CDs") to $665.0 million, representing 64.5% of total deposits at that date. To provide additional funding for the significant rise in loan production, the Company drew on its Federal Home Loan Bank of New York ("FHLB") line of credit. As a result, FHLB borrowings totaled $217.0 million at the end of the quarter, up from $81.4 million at year-end 1996.

Stockholders' equity declined to $173.9 million, representing 11.85% of total assets and a book value of $19.83 per share (based on 8,769,024 shares outstanding, after excluding the Company's unallocated ESOP shares). The level of stockholders' equity reflects the allocation of $53.2 million toward the repurchase of 1,389,291 shares under the Company's stock repurchase program. The impact of this expenditure was offset by net income of $12.5 million less dividends paid and options exercised of $6.4 million, and by the addition of $5.1 million in non-cash expenses relating to the amortization and appreciation of shares in the Company's stock-related benefit plans and associated tax benefits.

As further indication of its capital strength, the Bank continued to exceed the minimum regulatory capital requirements and to fulfill the requirements for classification as a well-capitalized institution under the FDIC Improvement Act ("FDICIA").


LOANS

Fueled by a record $140.0 million in mortgage loan originations in the second quarter, the mortgage loan portfolio grew to $1.3 billion at June 30, 1997, up $126.4 million from the level recorded at year-end 1996. The 11.1% increase stemmed entirely from a $145.1 million, or 17.6%, rise in multi-family mortgage loans outstanding to $967.5 million. Multi-family mortgage loans accounted for 76.1% of mortgage loans outstanding at the close of the quarter, and $189.1 million, or 94.8%, of originations year-to-date.

The majority of the Company's multi-family mortgage loans are originated for terms of ten years at a rate of interest that adjusts to a point over prime in each of years six through ten of the mortgage. In years one through five, the loan may feature either a fixed rate of interest or a rate that steps up annually by 50 basis points. At June 30, 1997, 95.7% of multi-family mortgage loans featured adjustable rates of interest, including $439.3 million in loans, the interest rates of which are scheduled to step up over the next twelve months. Specifically, $96.1 million, $111.3 million, $141.6 million, and $90.3 million in loans, respectively, will reprice upward over the next four quarters.

The decisive growth in the portfolio of multi-family mortgages has corresponded with a steady decline in the portfolio of other mortgage loans. At June 30, 1997, one-to-four family mortgage loans represented $242.0 million, or 19.1%, of mortgage loans outstanding, down $14.9 million after originations of $7.2 million in the first six months of the year. Also included in the mortgage loan portfolio at quarter's end were $60.3 million in commercial real estate loans (down $3.2 million from the year-earlier level after originations of $2.9 million) and $948,000 in construction loans (down $650,000 after originations of $280,000).

In addition to mortgage loans, the Company originates a modest volume of consumer loans. At June 30, 1997, this portfolio totaled $11.5 million, down from $12.3 million at year-end 1996.

With $109.9 million in mortgage loans in the pipeline at the close of the quarter, the Company is well on track to exceed the record $303.1 million in mortgage originations achieved in the twelve months ended December 31, 1996.

Despite increased competition for product in the multi-family real estate market, management believes that its presence in this market may continue to expand. However, the Company's ability to originate these and other types of loans could be adversely impacted by such factors as a marked increase in interest rates, a significant increase in competition, or a decline in loan demand.


ASSET QUALITY

The Company's asset quality, which has been viewed as consistently stellar, experienced additional improvement in the second quarter of the year. Besides recording no charge-offs for the eighth consecutive quarter, the Company recovered $26,000, bringing to $72,000 the total balance of funds recovered following the disposition of non-performing loans in the first six months of the year. The allowance for loan losses thus rose to $9.4 million, representing 111.17% of non-performing loans and 0.74% of loans, net, at June 30th. As evidence of the real extent of the coverage provided by the loan loss allowance, the $9.4 million allowance is equivalent to 661.37% of net accumulated charge-offs for the ten years ended June 30, 1997.

Further improvement was found in the level of non-performing loans which totaled $8.5 million, or 0.67% of loans, net, at the close of the quarter, down from $8.8 million, or 0.75% of loans, net at March 31, 1997, and from $9.7 million, or 0.84% of loans, net, at December 31st. Included in the June 30, 1997 amount were 48 non-accrual mortgage loans of $7.0 million and 28 loans 90 days or more delinquent totaling $1.5 million.

Foreclosed real estate, consisting of 5 properties, totaled $1.4 million, as compared to $1.5 million at March 31, 1997 and $627,000 at December 31, 1996. Non-performing assets thus amounted to $9.9 million, or 0.68% of total assets, as compared to $10.3 million at the end of both March and December, representing 0.75% and 0.76% of total assets, respectively, at the corresponding dates. With the exception of two foreclosed commercial real estate parcels totaling $1.3 million, the Company's non-performing assets were all secured by one-to-four family residences at June 30, 1997. The Company also maintains a portfolio of real estate investments, included in "other assets"on the balance sheet. At quarter's end, the Company had ten such investments, totaling $1.0 million, which were providing an 8.0% rate of return to the Bank.

For additional information, see the Asset Quality Analysis that follows and the discussion of the loan loss provision beginning on page 18 of this report.

ASSET QUALITY ANALYSIS
                                                         At or For the       At or For the
                                                        Six Months Ended      Year Ended
                                                             June 30,        December 31,
                                                               1997              1996
(dollars in thousands)                                     (unaudited)
----------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                               $9,359            $ 11,359
Loan recoveries                                                  72                  --
Reversal of loan losses                                          --              (2,000)
                                                             ------            --------
Balance at end of period                                     $9,431            $  9,359
                                                             ======            ========

NON-PERFORMING ASSETS AT PERIOD-END:
Non-accrual mortgage loans                                   $6,997            $  6,861
Loans 90 days or more delinquent
  and still accruing interest                                 1,486               2,798
                                                             ------            --------
Total non-performing loans                                   $8,483            $  9,659
Foreclosed real estate                                        1,420                 627
                                                             ------            --------
Total non-performing assets                                  $9,903            $ 10,286
                                                             ======            ========

RATIOS:
Non-performing loans to loans, net                             0.67%               0.84%
Non-performing assets to total assets                          0.68                0.76
Allowance for loan losses to non-performing loans            111.17               96.90
Allowance for loan losses to loans, net                        0.74                0.82
Allowance for loan losses to net accumulated
  charge-offs for the past 10 years                          661.37              625.00

SECURITIES HELD TO MATURITY AND MONEY MARKET INVESTMENTS

As a matter of policy, the Company limits its securities investments to short-term U.S. Treasuries and FNMA securities, and typically rolls over said securities upon maturity. The balance of the portfolio consists of stock in the Federal Home Loan Bank.

Reflecting management's emphasis on mortgage loan origination during the second quarter of 1997, the Company's portfolio of securities declined to $71.0 million at June 30th from $86.5 million at year-end 1996. U.S. Treasuries comprised $46.0 million of the Company's portfolio at the close of the second quarter, while FNMA securities comprised $13.3 million. The average maturity of the Company's securities portfolio was 11 months. In addition, the market value of the Company's securities equaled 100.1% and 100.6% of carrying value, respectively, at June 30, 1997 and December 31, 1996.

Money market investments, consisting entirely of Federal funds sold, totaled $11.9 million at the close of the second quarter, up from $7.0 million at year-end 1996.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

The balance of mortgage-backed securities declined to $61.7 million at June 30, 1997 from $73.7 million at December 31, 1996. Continuing a downward trend that began three years ago, the $12.0 million decline reflects both prepayments and the absence of any new investments in such assets since the first quarter of 1994. As a matter of policy, all of the Company's mortgage-backed securities are held to maturity; the average maturity of these securities was 2.5 years at June 30th.

The market value of the Company's mortgage-backed securities amounted to 101.1% and 100.0% of carrying value, respectively, at June 30, 1997 and December 31, 1996.


FUNDING SOURCES

The Company's funding has primarily stemmed from deposits, loan interest and principal payments, and the interest and maturity of its securities and mortgage-backed securities. In the past six months, management has increasingly leveraged the balance sheet, using FHLB borrowings to finance the significant level of loan growth.

At June 30, 1997, the Company recorded deposits of $1.0 billion, up $7.2 million from the level recorded at year-end 1996. The increase was prompted by a $13.3 million rise in CDs to $665.0 million (representing 64.5% of total deposits) and supported by a $759,000 increase in non-interest-bearing accounts to $25.8 million. These increases occurred in tandem with a $3.5 million drop in savings accounts to $274.3 million and a $3.4 million decrease in NOW and money market accounts to $66.1 million.

The increasing concentration of CDs among the Company's deposits extends a trend that has continued since the first quarter of 1996. The stability of interest rates has proved a strong incentive for customers to invest their funds in longer-term, higher yielding depository accounts. In the Bank's experience, the vast majority of maturing CDs have been rolled over: in the twelve months ended June 30, 1997, the retention rate on maturing CDs was 89.7%. CDs scheduled to mature within twelve months of the close of the quarter totaled $521.8 million and, while no assurances can be made, it is management's belief that the majority will again be renewed with the Bank.

The Bank's ability to maintain and attract deposits was enhanced with the relocation of a customer service center to a full-service branch office on July 7, 1997. Located in the Murray Hill section of Queens, the new branch offers ample on-site parking, extended evening and Saturday hours, and an ATM. Previously operated by Chase Bank, the office is within the Bank's traditional market and has already been well received by its customer base.

As indicated above, the Company has increasingly drawn on its FHLB line of credit to provide additional funding in times of substantial loan demand. FHLB borrowings thus rose to $217.0 million at the close of the second quarter from $81.4 million at year-end 1996. The higher cost of funds incurred through the use of FHLB advances has been more than offset by the yields on the loans they have been utilized to fund. Accordingly, management anticipates drawing further on this line of credit to support greater loan production in the quarter ahead.

INTEREST RATE SENSITIVITY

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is managing the Company's interest rate risk. This is achieved by matching the maturities and repricing dates of the Company's interest-earning assets with the maturities and repricing dates of its interest-bearing liabilities.

In order to enhance this match, management has traditionally emphasized the origination of adjustable rate mortgage loans on multi-family properties and one-to-four family houses, and has confined its other investments to short-term securities with an average maturity of under one year. On the liability side of the balance sheet, management has closely monitored the pricing of its depository products and has limited its use of FHLB borrowings to times when market conditions have been particularly conducive to a high level of loan origination activity.

While the majority of the Company's mortgage loans feature an annual rate adjustment, the majority of multi-family mortgage originations over the past four quarters have featured a fixed rate of interest for the first five years of the loan. At the same time, the Company has increasingly utilized CDs and FHLB borrowings as its primary sources of funding. As a result, the gap between the Company's interest rate sensitive assets and interest rate sensitive liabilities repricing within a one-year period was a negative 1.96% at June 30, 1997. The presence of a negative gap indicates that more liabilities than assets will be subject to repricing as a result of changes in interest rates.


LIQUIDITY AND CAPITAL POSITION

Liquidity

To ensure that its liquid resources are sufficient to fund its operations and obligations, the Company maintains a portfolio of highly liquid money market investments in the form of Federal funds sold, and invests in short-term securities with a maturity of less than one year.

Federal funds sold, together with cash and due from banks, are the Company's most liquid assets, and totaled $27.1 million, collectively, at June 30, 1997. Securities, as stated previously, totaled $61.7 million, including $46.0 million in U.S. Treasuries and $13.3 million in FNMA securities with a combined average maturity of 11 months.

In addition to the funding that stems from its deposits, the Company derives funding from principal and interest payments on loans and proceeds from maturing securities and mortgage-backed securities. Still additional funding has been provided through the Bank's FHLB line of credit, which totaled $440.1 million at June 30th. Another $8.8 million was available through a Federal Reserve Bank of New York line of credit, and $10.0 million more through a line of credit with a money center bank.

The Bank's cash flows are derived from operating, investing, and financing activities. In the six months ended June 30, 1997, the net cash provided by operating activities increased to $6.4 million from $3.7 million in the year-earlier six months. The difference stemmed primarily from a $2.2 million increase in other assets as compared to a $2.3 million decrease in the year-earlier period.

The net cash used in investing activities rose to $98.5 million from $78.2 million in the six months ended June 30, 1996. The $20.3 million difference primarily reflects a $126.6 million net increase in loans, versus $86.7 million in the year-earlier period, together with a $12.6 million increase in proceeds from the redemption of mortgage-backed securities to $21.0 million. These increases were partially offset by a $12.0 million reduction in the proceeds from maturing securities to $30.0 million and an $18.4 million decline in funds utilized to purchase securities to $23.6 million.

The net cash provided by financing activities increased as well, to $98.0 million from $59.5 million in the first six months of 1996. The $38.5 million increase primarily stemmed from a net increase of $135.6 million in FHLB borrowings, versus $26.6 million in the year-earlier period. In addition, the Company expended $47.0 million to purchase Treasury stock, net of exercised stock options, up from $12.5 million in the prior six-month period. These increases were somewhat offset by a net increase in deposits of $7.2 million, down from $44.9 million in the first six months of 1996.

Capital

At June 30, 1997, the Company recorded stockholders' equity of $173.9 million, representing 11.85% of total assets, as compared to $211.4 million, or 15.56%, at year-end 1996. The 1997 amount reflects the allocation of $53.2 million for the purchase of 1,389,291 shares under the Company's stock repurchase program. Of the 1.5 million shares authorized for repurchase in January 1997 (as adjusted for the subsequent 3-for-2 stock split and options exercised through the end of the quarter), 235,851 shares remained available for repurchase at June 30th. Reflecting activity through July 15th, this number was increased to 733,735 with the Board of Directors' authorization on that date to repurchase up to an additional 500,000 shares.

Also included in stockholders' equity at quarter's end was net income of $12.5 million less dividends paid and options exercised of $6.4 million, and $5.1 million relating to the amortization and appreciation of allocated shares in the Company's stock related benefit plans and the tax benefits associated therewith. Book value per share equaled $19.83 per share at the close of the current quarter, based on 8,769,024 shares, the number of shares outstanding after excluding 1,411,741 in unallocated ESOP shares.

The following regulatory capital analysis depicts the extent to which the Bank's regulatory capital ratios exceeded the minimum Federal requirements at June 30, 1997.

REGULATORY CAPITAL ANALYSIS (Bank Only)

                                                        At June 30, 1997
                                                        ----------------
                                                                          Risk-Based Capital
                                                                          ------------------
(dollars in thousands)          Leverage Capital                 Tier 1                       Total
                                ----------------                 ------                       -----
                               Amount        Ratio         Amount        Ratio         Amount        Ratio
                              --------       -----        --------       -----        --------       -----

Total savings bank equity     $143,149       10.32%       $143,149       16.46%       $152,579       17.55%
Regulatory capital
   requirement                  41,631        3.00          34,778        4.00          69,556        8.00
                              --------       -----        --------       -----        --------       -----
Excess                        $101,518        7.32%       $108,371       12.46%       $ 83,023        9.55%
                              --------       -----        --------       -----        --------       -----

In addition, the Bank continued to exceed the requirements for classification as a well-capitalized institution. As defined by FDICIA, said institution has a ratio of leverage capital to adjusted total assets of 5.00% or more; a ratio of Tier 1 risk-based capital to risk-weighted assets of 6.00% or more; and a ratio of total risk-based capital to risk-weighted assets of 10.0% or more.

The Company is also required to meet minimum regulatory capital requirements on a consolidated basis which are imposed by the Federal Reserve Board and are similar to the requirements imposed on the Bank. At June 30, 1997, the Company exceeded all applicable regulatory capital requirements on a consolidated basis.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

NET INCOME

The Company recorded earnings of $5.3 million, or $0.55 per share, in the three months ended June 30, 1997. In the year-earlier quarter, the Company's earnings reflected the reversal of $2.0 million from the allowance for loan losses and related tax consequences, and equaled $6.3 million, or $0.55 per share.

The Company's cash earnings, meanwhile, rose to $8.2 million from $7.5 million, representing a 27.3% increase in cash earnings per share to $0.84 from $0.66. Cash earnings are determined by adding back to reported earnings the non-cash expenses related to the amortization and appreciation of allocated shares in the Company's stock-related benefit plans and the associated tax benefits. In the second quarter of 1997, such non-cash expenses totaled $2.9 million; in the year-earlier quarter, they totaled $1.3 million.

The difference between the Company's cash and reported earnings is more clearly delineated when comparing the resultant returns on average assets and stockholders' equity ("ROA" and "ROE"). On the basis of reported earnings, the Company's ROA was 1.54% in the current second quarter, while its ROE was 12.67%. When these measures are determined on the basis of cash earnings, the improvement is dramatic, with ROA rising to 2.36% and ROE rising to 19.44%. In addition, the Company's efficiency ratio, which was 41.81% on the basis of reported earnings, improves to 29.10% when cash earnings are factored in.

In the second quarter of 1997, the Company's earnings were primarily driven by a $1.0 million increase in net interest income, a $45,000 increase in other operating income, and a $1.1 million reduction in income tax expense. Net interest income rose to $15.5 million, accompanied by an interest rate spread of 3.97% (consistent with the year-earlier level) and a net interest margin of 4.60% (down from 4.74%). While the increased use of borrowings contributed to a $2.3 million rise in interest expense to $13.0 million, the record level of mortgage originations fueled a $3.3 million increase in interest income to $28.4 million.

Other operating income, meanwhile, rose to $515,000, while income tax expense declined to $4.0 million. The latter decline was triggered by a $2.1 million drop in pre-tax income to $9.3 million from $11.4 million, reflecting the $2.0 million reversal from the allowance for loan losses in the second quarter of 1996.

These favorable factors combined to exceed the benefit of the $2.0 million reversal in the year-earlier second quarter and a $1.2 million increase in operating expense to $6.7 million in the current three-month period. The higher 1997 amount reflects a $910,000 increase in compensation and benefits expense to $4.7 million, including $2.0 million in non-cash expenses stemming from the amortization and appreciation of shares in the Company's stock-related benefit plans.

INTEREST INCOME

The Company derives interest income from its portfolio of interest-earning assets, primarily comprised of mortgage and other loans. The balance of the Company's interest-earning assets consists of securities, mortgage-backed securities, and money market investments.

In the three months ended June 30, 1997, interest income totaled $28.4 million, representing a $3.3 million increase from $25.1 million in the year-earlier three months. The 13.5% increase reflects a $129.5 million rise in the average balance of interest-earning assets to $1.3 billion, supported by a 21-basis point rise in the average yield to 8.44%.

Average mortgage and other loans generated $26.3 million, or 92.3%, of total interest income for the quarter, up from $22.6 million, or 90.2%, in the year-earlier three months. In addition to a $153.2 million rise in the average balance to $1.3 billion, the 16.1% increase in interest income derived from these interest-earning assets stemmed from an 11-basis point rise in the average yield to 8.71%. Reflecting the significant level of mortgage loan production, the average balance of mortgage and other loans represented 89.4% of interest-earning assets for the quarter, up from 86.3% in the second quarter of 1996.

Average securities meanwhile, provided $1.1 million in interest income, up $88,000 from the level provided in the year-earlier three months. While the average balance of securities fell $988,000 to $72.3 million, this decline was offset by a 56-basis point rise in the average yield to 6.12%. Average securities represented 5.4% of the quarter's interest-earning assets, down from 6.0% in the second quarter of 1996.

Reflecting a declining average balance and yield, the interest income provided by mortgage-backed securities dropped to $1.0 million from $1.4 million in the three months ended June 30, 1996. Specifically, the average balance of these interest-earning assets fell $22.0 million to $65.0 million while the yield on these interest-earning assets fell 2 basis points to 6.20%. Average mortgage-backed securities represented 4.8% of average interest-earning assets, as compared to the year-earlier 7.1%.

Average money market investments provided $78,000 in interest income, as compared to $85,000 in the second quarter of 1996. The modest decline was the net effect of a $711,000 reduction in the average balance to $5.9 million and a 14-basis point rise in the average yield to 5.30%.


INTEREST EXPENSE

The Company's interest expense stems primarily from the interest paid on its depository products and, to a lesser extent, from the interest paid on its FHLB borrowings and mortgagors' escrow accounts.

Interest expense rose $2.3 million to $13.0 million in the current second quarter, fueled by a $160.0 million rise in average interest-bearing liabilities to $1.2 billion and a 21-basis point increase in the average cost of funds to 4.47%. The increases stemmed primarily from a rise in the average balances of CDs and FHLB borrowings, each of which were accompanied by higher funding costs.

CDs remained the favored form of depository account in the current second quarter. The average balance of CDs rose $85.3 million to $650.6 million, representing 55.9% of average interest-bearing liabilities and generating 67.8% of total second quarter 1997 interest expense. The interest expense stemming from CDs rose $1.2 million to $8.8 million, reflecting the higher average balance, which was accompanied by a one-basis point jump in cost to 5.41%.

Savings accounts furnished $1.6 million in interest expense in the current second quarter, down from $1.7 million in the second quarter of 1996. The reduction stemmed from a $9.3 million decline in the average balance of savings accounts to $275.9 million, while the cost of these funds held steady at 2.39%. Savings accounts represented 23.7% and 28.4%, respectively, of average interest-bearing liabilities in the current and year-earlier quarter, and 12.7% and 15.9%, respectively, of total interest expense.

NOW & money market accounts contributed $447,000 in interest expense in the current second quarter, as compared to $511,000 in the year-earlier three months. The reduction was due to a $6.6 million decline in the average balance to $68.1 million, accompanied by a 12-basis point drop in the average cost to 2.63%. NOW & money market accounts represented 5.9% and 7.4% of average interest-bearing liabilities in the three months ended June 30, 1997 and 1996, and 3.4% and 4.8%, respectively, of total interest expense.

In the second quarter of 1997, the Company increasingly accessed its FHLB line of credit to support its record production of mortgage loans. As a result, the average balance of borrowings rose $87.5 million to $146.4 million, representing 12.6% of average interest-bearing liabilities, up from the year-earlier 5.9%. Reflecting the higher average balance and a 15-basis point rise in the average cost to 5.67%, the interest expense stemming from FHLB borrowings rose to $2.1 million from $809,000 in the second quarter of 1996. FHLB borrowings thus represented 16.0% of total interest expense in the current second quarter, as compared to 7.6% in the year-earlier three months.

Mortgagors' escrow, meanwhile, provided interest expense of $10,000, down from $12,000 in the second quarter of 1996. The reduction was the net effect of a 7-basis point drop in the average cost of these funds to 0.18%, and a $3.1 million increase in the average balance to $22.3 million.


NET INTEREST INCOME

Net interest income is the Company's principal source of income; its level is influenced significantly by the volume of the Company's interest-earning assets and interest-bearing liabilities, and by the spread between the yield on such assets and the cost of such liabilities.

In the second quarter of 1997, the Company's earnings were boosted by a $1.1 million rise in net interest income to $15.5 million from $14.4 million in the year-earlier three months. While interest expense rose $2.3 million in the current second quarter, this increase was exceeded by the $3.4 million rise in interest income, which was supported by the growing balance of interest-earning assets and the higher yields provided by the Company's loan and securities portfolios. In addition to increasing from the year-earlier quarter, net interest income rose from $15.2 million in the first quarter of 1997.

While consistent with the level recorded in the year-earlier quarter, the interest rate spread rose 10 basis points to 3.97% from 3.87% in the trailing three-month period. At 4.60%, the Company's net interest margin contracted 4 and 14 basis points, respectively, from the trailing and year-earlier quarters.

Despite the increased use of borrowings to fund its loan production, the Company anticipates that its net interest income will continue to rise. While higher cost liabilities tend to pressure spreads and margins, the benefit of such funding is reflected in the growing balance of higher-yielding interest-earning assets and the interest income they have produced. This said, it should be cautioned that the level of net interest income could be adversely impacted by a more significant increase in interest rates than is currently anticipated, and by factors that could hamper the Company's ability to originate loans. Among these would be a downturn in the real estate market and a substantial increase in competition for both funding and loans.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)                                                       Three Months Ended June 30,
                                                                             ---------------------------
                                                                       1997                                1996
                                                                -------------------                  -------------------

                                                                                    Average                             Average
                                                         Average                     Yield/    Average                   Yield/
                                                         Balance       Interest       Cost     Balance      Interest      Cost
                                                         -------       --------       ----     -------      --------      ----
Assets:
   Interest-earning assets:
     Mortgage and other loans, net                      $1,204,850    $   26,250      8.71%   $1,051,651    $ 22,608      8.60%
     Securities held to maturity                            72,311         1,107      6.12        73,299       1,019      5.56
     Mortgage-backed securities held to maturity            64,997         1,007      6.20        86,995       1,353      6.22
     Money market investments                                5,883            78      5.30         6,594          85      5.16
                                                        ----------    ----------    ------    ----------    --------    ------
   Total interest-earning assets                         1,348,041        28,442      8.44%    1,218,539      25,065      8.23%
   Non-interest-earning assets                              39,733                                40,667
                                                          --------                                ------
   Total assets                                         $1,387,774                            $1,259,206
                                                        ==========                            ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     NOW and money market accounts                      $   68,076    $      447      2.63%   $   74,701   $     511      2.75%
     Savings accounts                                      275,877         1,646      2.39       285,179       1,694      2.39
     Certificates of deposit                               650,636         8,778      5.41       565,334       7,596      5.40
     FHLB borrowings                                       146,424         2,071      5.67        58,903         809      5.52
     Mortgagors' escrow                                     22,281            10      0.18        19,148          12      0.25
                                                        ----------    ----------    ------    ----------    --------    ------
   Total interest-bearing liabilities                    1,163,294        12,952      4.47%    1,003,265      10,622      4.26%
   Non-interest-bearing deposits                            26,351    ----------                  23,154    --------
   Other liabilities                                        29,468                                21,716
                                                        ----------                            ----------
   Total liabilities                                     1,219,113                             1,048,135
   Stockholders' equity                                    168,661                               211,071
                                                        ----------                            ----------
   Total liabilities and stockholders' equity           $1,387,774                            $1,259,206
                                                        ==========                            ==========
   Net interest income/interest rate spread                            $  15,490      3.97%                 $ 14,443      3.97%
                                                                       =========    =======                 ========    ======
   Net interest-earning assets/net
     interest margin                                    $  184,747                    4.60    $  215,274                  4.74
                                                        ==========                 =======    ==========                ======
   Ratio of interest-earning assets
     to interest-bearing liabilities                                                115.88                              121.46
                                                                                   =======                              ======

PROVISION FOR LOAN LOSSES

The second quarter of 1997 was the eighth consecutive quarter in which the Company suspended its provision for loan losses, and its eighth consecutive quarter without any charge-offs being recorded. Reflecting these achievements, and the recovery of $72,000 following the disposition of non-performing loans, the allowance for loan losses rose to $9.4 million, representing 111.17% of non-performing loans and 0.74% of loans, net, at the current quarter's end. In the year-earlier quarter, the Company recovered $2.0 million from the allowance for loan losses, which resulted in a $750,000 boost to net income.

Non-performing assets declined to $9.9 million at the close of the second quarter, from $10.3 million at both March 31, 1997 and December 31, 1996. Included in the June 30, 1997 amount were $8.5 million in non-performing loans, representing 0.67% of loans, net, and $1.4 million in foreclosed real estate.

The allowance for loan losses is reviewed on a regular basis. Such review includes an analysis of several factors, including the level of coverage provided given the current and prospective quality of the loan portfolio. Given the current quality of its assets and the coverage provided by the loan loss allowance, the Company will likely continue its suspension of the loan loss provision in the quarter ahead. However, a significant change in the quality of the Company's assets or a significant downturn in the real estate market could result in loan loss provisions again being made.

For more information regarding asset quality and the allowance for loan losses, see the discussion and analysis on page 10 of this report.


OTHER OPERATING INCOME

In the second quarter of 1997, the Company recorded other operating income of $515,000, up from $470,000 in the second quarter of 1996. The $45,000 increase reflects a $160,000 rise in other income to $214,000, offsetting a $115,000 decline in fee income to $301,000.


OPERATING EXPENSE

Operating expense consists primarily of compensation and benefits expense, together with occupancy and equipment and general and administrative ("G&A") expenses.

In the quarters ended June 30, 1997 and 1996, operating expense totaled $6.7 million and $5.5 million, respectively, representing 1.93% and 1.76% of average assets in the corresponding periods. The higher amount in 1997 reflects a $910,000 increase in compensation and benefits expense to $4.7 million, including $2.0 million in non-cash expenses related to the amortization and appreciation of shares held in the Company's stock-related benefit plans. The price of a share of Company stock rose 85.7% to $45.50 at June 30, 1997 from $24.50 per share (as adjusted for the stock splits on August 22, 1996 and April 10, 1997) at June 30, 1996.

The impact of these non-cash expenses is especially evident when the Company's efficiency ratio is considered. On the basis of reported earnings, the efficiency ratio equaled 41.81% in the three months ended June 30, 1997. On the basis of cash earnings, which exclude these non-cash expenses, the Company's efficiency ratio improves to 29.10%.

Together with the related tax benefit of $823,000, the total impact on the balance sheet of the Company's non-cash expenses was $2.9 million, all of which was added back to capital at June 30th.

Lesser increases were recorded in occupancy and equipment expense, which rose $31,000 to $631,000; G&A expense, which rose $63,000 to $1.2 million; and other operating expenses, which rose $155,000 to $193,000.

The number of full-time equivalent employees at the close of the quarter was 283.

INCOME TAX EXPENSE

Income tax expense, including Federal, state, and local income taxes, declined to $4.0 million in the current second quarter from $5.1 million in the second quarter of 1996.

The $1.1 million decline was triggered by a $2.1 million reduction in pre-tax income to $9.3 million from $11.4 million in the year-earlier three months. As previously indicated, the decline in pre-tax income reflects the reversal of $2.0 million from the allowance for loan losses in the second quarter of 1996.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


EARNINGS SUMMARY

The Company recorded earnings of $12.5 million, or $1.21 per share, in the six months ended June 30, 1997, up from $11.5 million, or $1.01 per share, for the comparable period in 1996. The 1997 amount includes the reversal of $1.3 million in income tax charges during the first quarter, while the 1996 figure reflects the reversal of $2.0 million from the allowance for loan losses and related tax consequences in the second quarter of the year. Earnings per share for both periods reflect a 3-for-2 stock split on April 10, 1997 and a 4-for-3 stock split on August 22, 1996.

The Company's cash earnings rose to $17.5 million from the year-earlier $14.0 million, representing a 40.2% increase in cash earnings per share to $1.71 from $1.22. These increases reflect both the leveraging of the Company's balance sheet between June 30, 1996 and June 30, 1997 and the accretive effect of its share repurchases. On the basis of cash earnings, the Company's ROA and ROE were 2.57% and 18.99%, respectively, for the current six-month period, as compared to 2.24% and 13.20% for the year-earlier six months. The efficiency ratio improved, as well, to 29.77% from 30.62%.

The Company's 1997 earnings were substantially augmented by a $2.4 million increase in net interest income to $30.7 million and by a $2.9 million reduction in income tax expense to $5.8 million. The rise in net interest income was the net effect of a $6.0 million increase in interest income to $55.5 million and a $3.5 million increase in interest expense to $24.9 million. The rise in interest income stemmed from significant growth in the average balance and yield of interest-earning assets, while the higher level of interest expense reflects an increased concentration of higher-cost CDs and FHLB borrowings. The Company's interest rate spread rose 3 basis points to 3.92% for the period, while its net interest margin narrowed 5 basis points to 4.62%.

The decline in income tax expense reflects a decline in pre-tax income to $18.3 million from $20.2 million in the year-earlier period, combined with the first quarter 1997 reversal of $1.3 million in income tax charges.

These favorable factors combined to exceed a $2.2 million rise in operating expense to $13.2 million and a $137,000 decline in other operating income to $819,000. The higher level of operating expense primarily stemmed from an increase in compensation and benefits expense to $9.2 million, including $3.8 million in non-cash expenses related to the amortization and appreciation of allocated shares in the Company's stock-related benefit plans.

The provision for loan losses continued to be suspended in the first six months of 1997.

INTEREST INCOME

The Company's interest income rose to $55.5 million in the first six months of 1997 from $49.6 million in the first six months of 1996. The $6.0 million, or 12.0%, increase reflects both a $120.2 million, or 9.9%, rise in average interest-earning assets to $1.3 billion and a 16-basis point rise in the average yield to 8.36%.

The rise in interest income was substantially driven by the higher level of interest income derived from average mortgage and other loans. The average balance of such assets increased $149.4 million, or 14.5%, to $1.2 billion and generated a yield of 8.65%, up 5 basis points. Accordingly, average mortgage and other loans provided $51.0 million in interest income, up $6.7 million, or 15.2%, from the year-earlier amount. In the six months ended June 30, 1997, average mortgage and other loans represented 88.8% of average interest-earning assets and generated 91.9% of total interest income for the period.

The rise in interest income in the current six-month period also reflects an increase in the average balance and yield on securities. Specifically, the average balance of securities rose $2.4 million to $75.2 million, while the yield grew 35 basis points to 6.04%. As a result, the interest income provided by average securities rose $199,000 to $2.3 million, representing 4.1% of interest income for the current six- month period. Average securities represented 5.7% of average interest-earning assets, as compared to 6.0% in the first six months of 1996.

The increased interest income provided by these average interest-earning assets substantially exceeded declines in the interest income provided by the Company's average money market investments and mortgage-backed securities. Average money market investments provided $138,000 in year-to-date interest income, down from $414,000 in the first six months of 1996. The average balance fell $10.6 million to $5.3 million, while the yield on these assets dropped 3 basis points to 5.17%.

Average mortgage-backed securities, meanwhile, generated $2.1 million in interest income, down $684,000 from $2.8 million in the year-earlier six months. The decrease reflects a $21.0 million reduction in the average balance to $68.1 million (representing 5.1% of average interest-earning assets), and an 8-basis point decrease in the yield on these assets to 6.17%.

INTEREST EXPENSE

The Company recorded interest expense of $24.9 million in the first six months of 1997 and $21.3 million in the first six months of 1996. The $3.6 million increase stemmed from a $135.1 million rise in the average balance of interest-bearing liabilities to $1.1 billion, together with a 13-basis point rise in the cost of funds to 4.44%.

The bulk of these increases stemmed from the rising average balances of CDs and FHLB borrowings. In the six months ended June 30, 1997 and 1996, average CDs generated interest expense of $17.4 million and $15.2 million, respectively. The $2.2 million increase was the net effect of a $91.2 million rise in the average balance to $649.9 million, and a 9-basis point drop in the cost of these funds to 5.40%. Average CDs represented 57.6% of average interest-bearing liabilities in the current six-month period, and generated 70.0% of interest expense.

FHLB borrowings generated interest expense of $3.3 million, up from $1.6 million in the first six months of 1996. The average balance rose $58.4 million to $116.7 million, and generated a cost of 5.63%, up 4 basis points. As a result, average FHLB borrowings represented 10.3% of average interest-bearing liabilities in the current period, as compared to the year-earlier 5.9%. Similarly, the interest expense stemming from FHLB borrowings represented 13.1% of interest expense in the period, up from the year-earlier 7.6%.

The rise in interest expense was partly offset by declines in the levels provided by the Company's average savings accounts and NOW and money market accounts. The interest expense generated by average savings accounts declined $120,000 to $3.3 million, reflecting a $9.8 million decrease in the average balance to $275.5 million, as the cost of these funds remained constant at 2.40%. Average savings accounts represented 24.4% of average interest-bearing liabilities in the current period, and provided 13.2% of total interest expense.

The interest expense generated by average money market investments dropped $137,000 to $917,000, as the average balance of these liabilities fell $6.7 million to $68.7 million and the cost of funds fell 12 basis points to 2.69%. Average NOW and money market accounts represented 6.1% of average interest-bearing liabilities and generated a modest 3.7% of interest expense.

Mortgagors' escrow contributed $20,000 to total interest expense, up from the year-earlier $15,000, reflecting a $2.0 million increase in the average balance to $18.6 million and a 4-basis point increase in the cost to 0.22%.


NET INTEREST INCOME

In the first six months of 1997, the Company's earnings were fueled by net interest income of $30.7 million, up from $28.3 million in the year-earlier six months. The $2.4 million increase was the net effect of a $6.0 million rise in interest income to $55.5 million and a $3.6 million rise in interest expense to $24.9 million. The growth in net interest income was accompanied by a 3-basis point rise in interest rate spread to 3.92%, and by a 5-basis point drop in net interest margin to 4.62%.

                                - continued -

NET INTEREST INCOME ANALYSIS
(dollars in thousands)                                                          Six Months Ended June 30,
                                                                              -----------------------------
                                                                         1997                                   1996
                                                                  -------------------                   --------------------

                                                                                      Average                              Average
                                                          Average                      Yield/     Average                   Yield/
                                                          Balance       Interest        Cost      Balance      Interest      Cost
                                                          -------       --------        ----      -------      --------      ----
Assets:
   Interest-earning assets:
     Mortgage and other loans, net                       $1,180,222    $   51,039       8.65%    $1,030,787    $ 44,310      8.60%
     Securities held to maturity                             75,217         2,271       6.04         72,864       2,072      5.69
     Mortgage-backed securities held to maturity             68,053         2,099       6.17         89,083       2,783      6.25
     Money market investments                                 5,340           138       5.17         15,910         414      5.20
                                                         ----------    ----------     ------     ----------    --------    ------
   Total interest-earning assets                          1,328,832        55,547       8.36%     1,208,644      49,579      8.20%
   Non-interest-earning assets                               38,335                                  40,640
                                                         ----------                               ---------
   Total assets                                          $1,367,167                              $1,249,284
                                                         ==========                              ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     NOW and money market accounts                       $   68,650    $      917       2.69%   $    75,326    $  1,054      2.81%
     Savings accounts                                       275,500         3,279       2.40        285,349       3,399      2.40
     Certificates of deposit                                649,885        17,396       5.40        558,644      15,241      5.49
     FHLB borrowings                                        116,683         3,258       5.63         58,260       1,620      5.59
     Mortgagors' escrow                                      18,583            20       0.22         16,613          15      0.18
                                                         ----------    ----------     ------     ----------    --------    ------
   Total interest-bearing liabilities                     1,129,301        24,870       4.44%       994,192      21,329      4.31%
   Non-interest-bearing deposits                             25,543    ----------                    22,855    --------
   Other liabilities                                         27,565                                  20,300
                                                         ----------                              ----------
   Total liabilities                                      1,182,409                               1,037,347
   Stockholders' equity                                     184,758                                 211,937
                                                         ----------                              ----------
   Total liabilities and stockholders' equity            $1,367,167                              $1,249,284
                                                         ==========                              ==========
   Net interest income/interest rate spread                            $   30,677       3.92%                  $ 28,250      3.89%
                                                                       ==========     ======                   ========    ======
   Net interest-earning assets/net
     interest margin                                      $ 199,531                     4.62     $  214,452                  4.67
                                                          =========                   ======     ==========                ======
   Ratio of interest-earning assets
     to interest-bearing liabilities                                                  117.67                               121.57
                                                                                      ======                               ======

PROVISION FOR LOAN LOSSES

As indicated in the second quarter discussion, the provision for loan losses has been suspended since the second quarter of 1995. In the six months ended June 30, 1996, the Bank recovered $2.0 million from the loan loss allowance, which resulted in a $750,0000 contribution to net income in said period.

For a further discussion of the provision and allowance for loan losses, see the discussions on pages 10 and 18 of this report.

OTHER OPERATING INCOME

The Company recorded other operating income of $819,000 in the six months ended June 30, 1997, as compared to $956,000 in the six months ended June 30, 1996. The $137,000 decline was the net effect of a $193,000 decrease in fee income to $580,000 and a $56,000 rise in other income to $239,000.


OPERATING EXPENSE

In the six months ended June 30, 1997 and 1996, the Company recorded operating expense of $13.2 million, or 1.93% of average assets, and $11.0 million, or 1.76% of average assets, respectively. The 1997 increase primarily stemmed from a $1.7 million increase in compensation and benefits expense to $9.2 million, including $3.8 million in non-cash expenses related to the amortization and appreciation of shares in the Company's stock-related benefit plans. Together with $1.3 million in related tax benefits, the $3.8 million was added back to capital at June 30th. On the basis of cash earnings, the ratio of operating expense to average assets improves to 1.37% for the current period from 1.43% in the year-earlier six months.

The balance of the rise in 1997 operating expense stemmed from more modest increases, as occupancy and equipment expense rose $80,000 to $1.3 million; G&A expense rose $223,000 to $2.3 million, and other operating expenses rose $210,0000 to $349,000. Despite the rise in operating expense, the Company's 1997 efficiency ratio continued to reflect management's focus on cost containment, equaling 41.92% on the basis of reported earnings and 29.77% when cash earnings are factored in.


INCOME TAX EXPENSE

Income tax expense declined to $5.8 million in the current six-month period from $8.7 million in the first six months of 1996. The $2.9 million reduction was triggered by a $2.0 million drop in pre-tax income to $18.3 million from $20.2 million, combined with the reversal of $1.3 million in income tax charges in the first quarter of 1997.


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

                           QUEENS COUNTY BANCORP, INC.

                           PART 2 - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is sometimes involved in routine legal proceedings, none of which management deems to be material to the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On July 15, 1997, the Board of Directors of Queens County Bancorp authorized the repurchase of up to an additional 500,000 shares of Company stock under its Stock Repurchase Program, bringing to 733,735 the number of shares still available for repurchase on July 16, 1997, the date the authorization was announced.

In addition, the Board of Directors increased the quarterly cash dividend 25% to 25 cents per share. The dividend will be paid on August 15, 1997 to shareholders of record on August 1st.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

             The following exhibits are filed as part of this report:

             Regulation S-K Exhibits

             No. 10.1:  Form of Company Employment Agreement
             No. 10.2:  Form of Bank Employment Agreement
             No. 11:    Statement re:  Computation of  Per Share Earnings

         (b) Form 8-K

             Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Queens County Bancorp, Inc.
                                         (Registrant)

DATE:  August 8, 1997                   BY:  /s/ Joseph R. Ficalora
                                             ----------------------
                                                 Joseph R. Ficalora
                                                 Chairman, President, and
                                                 Chief Executive Officer
                                                 (Duly Authorized Officer)

DATE:  August 8, 1997                   BY:  /s/ Robert Wann
                                             ---------------
                                                 Robert Wann
                                                 Senior Vice President,
                                                 Comptroller, and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                EXHIBIT INDEX


             No. 10.1:  Form of Company Employment Agreement
             No. 10.2:  Form of Bank Employment Agreement
             No. 11:    Statement re:  Computation of  Per Share Earnings