Form 10-Q
period 1997-09-30
QUEENS COUNTY BANCORP INC
filed 1997-11-13
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


                                 14,942,563
                        -----------------------------
                       Number of shares outstanding at
                                November 10, 1997

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

INDEX
PART I.             FINANCIAL INFORMATION                                                                 PAGE NO.
                                                                                                          --------

Item 1.             FINANCIAL STATEMENTS
                    Consolidated Statements of Condition as of
                    September 30, 1997 (unaudited) and December 31, 1996                                       1


                    Consolidated Statements of Income
                    for the Three and Nine Months Ended September 30, 1997
                    and 1996 (unaudited)                                                                       2

                    Consolidated Statement of Changes in
                    Stockholders' Equity for the Nine Months
                    Ended September 30, 1997 (unaudited)                                                       3

                    Consolidated Statements of Cash Flows for
                    the Nine Months Ended September 30, 1997 and
                    1996 (unaudited)                                                                           4

                    Notes to Unaudited Consolidated Financial
                    Statements                                                                                 5

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              8

PART II.            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS                                                                          26

Item 2.             CHANGES IN SECURITIES                                                                      26

Item 3.             DEFAULTS UPON SENIOR SECURITIES                                                            26

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                                26
                    HOLDERS

Item 5.             OTHER INFORMATION                                                                          26

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                                           26

SIGNATURES                                                                                                     27

EXHIBITS                                                                                                       28

                  QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION


                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      1997              1996
(in thousands)                                                                     (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $    13,919        $    14,045
Money market investments                                                                8,000              7,000
Securities held to maturity (estimated market value of
   $76,638 and $86,483, respectively)                                                  76,458             86,495
Mortgage-backed securities held to maturity (estimated market
   value of $58,748 and $74,192, respectively)                                         57,788             73,732
Mortgage loans:
   1-4 family                                                                         230,999            256,903
   Multi-family                                                                     1,055,480            822,364
   Commercial real estate                                                              60,630             63,452
   Construction                                                                         1,020              1,598
                                                                                  -----------        -----------
Total mortgage loans                                                                1,348,129          1,144,317
Other loans                                                                            11,073             12,276
Less:  Unearned loan fees                                                              (1,578)            (1,082)
       Allowance for loan losses                                                       (9,431)            (9,359)
                                                                                  -----------        -----------
Loans, net                                                                          1,348,193          1,146,152
Premises and equipment, net                                                            10,954             11,077
Deferred tax asset, net                                                                 5,832              3,312
Other assets                                                                           19,905             16,843
                                                                                  -----------        -----------
Total assets                                                                      $ 1,541,049        $ 1,358,656
                                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   NOW and money market accounts                                                  $    65,677        $    69,443
   Savings accounts                                                                   268,762            277,783
   Certificates of deposit                                                            690,610            651,705
   Non-interest-bearing accounts                                                       26,458             24,999
                                                                                  -----------        -----------
Total deposits                                                                      1,051,507          1,023,930
                                                                                  -----------        -----------
Official checks outstanding                                                            15,556             26,729
FHLB borrowings                                                                       277,287             81,393
Accounts payable and accrued expenses                                                   1,380              1,169
Mortgagors' escrow                                                                     13,787              7,356
Other liabilities                                                                       8,685              6,650
                                                                                  -----------        -----------
Total liabilities                                                                   1,368,202          1,147,227
                                                                                  -----------        -----------
Stockholders' equity:
   Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                                          --                 --
   Common stock at par $0.01 (30,000,000 shares authorized;
     13,764,816 shares issued; 10,072,233 and 11,445,154 shares
     outstanding at September 30, 1997 and December 31, 1996, respectively)               138                 92
   Paid-in capital in excess of par                                                   122,208            116,607
   Retained earnings (substantially restricted)                                       163,982            154,886
Less:  Treasury stock (3,692,583 and 2,319,901 shares, respectively)                  (96,568)           (42,397)
       Unallocated common stock held by ESOP                                          (13,850)           (14,820)
       Common stock held by SERP and Deferred Compensation Plans                       (2,055)            (1,411)
       Unearned common stock held by RRPs                                              (1,008)            (1,528)
                                                                                  -----------        -----------
Total stockholders' equity                                                            172,847            211,429
                                                                                  -----------        -----------
Total liabilities and stockholders' equity                                        $ 1,541,049        $ 1,358,656
                                                                                  ===========        ===========

See accompanying notes to financial statements

                  QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                            FOR THE                     FOR THE
                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
(in thousands, except per share data)                  1997          1996          1997         1996
--------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Mortgage and other loans                          $28,287       $23,564       $79,326       $ 67,874
   Securities held to maturity                         1,115         1,068         3,386          3,140
   Mortgage-backed securities held to maturity           939         1,281         3,038          4,064
   Money market investments                               67            80           205            494
                                                     -------       -------       -------       --------
Total interest income                                 30,408        25,993        85,955         75,572
                                                     -------       -------       -------       --------

INTEREST EXPENSE:
   NOW and money market accounts                         472           497         1,389          1,551
   Savings accounts                                    1,633         1,690         4,912          5,089
   Certificates of deposit                             9,233         8,403        26,629         23,643
   FHLB borrowings                                     3,450           987         6,708          2,606
   Mortgagors' escrow                                      9            10            30             25
                                                     -------       -------       -------       --------
Total interest expense                                14,797        11,587        39,668         32,914
                                                     -------       -------       -------       --------
   Net interest income                                15,611        14,406        46,287         42,658
(Reversal of) provision for loan losses                   --            --            --         (2,000)
                                                     -------       -------       -------       --------
   Net interest income after reversal of
     provision for loan losses                        15,611        14,406        46,287         44,658
                                                     -------       -------       -------       --------

OTHER OPERATING INCOME:
   Fee income                                            308           500           888          1,273
   Other                                                  28           128           268            310
                                                     -------       -------       -------       --------
Total other operating income                             336           628         1,156          1,583
                                                     -------       -------       -------       --------

OPERATING EXPENSE:
   Compensation and benefits (a)                       4,701         3,780        13,934         11,311
   Occupancy and equipment                               683           626         1,983          1,846
   General and administrative                          1,257         1,249         3,579          3,349
   Other                                                 144            78           492            217
                                                     -------       -------       -------       --------
Total operating expense                                6,785         5,733        19,988         16,723
                                                     -------       -------       -------       --------

Income before income taxes                             9,162         9,301        27,455         29,518
Income tax expense                                     3,767         3,699         9,586         12,391
                                                     -------       -------       -------       --------
          Net income                                 $ 5,395       $ 5,602       $17,869       $ 17,127
                                                     =======       =======       =======       ========

          Net income per common share (b)            $  0.57       $  0.52       $  1.78       $   1.52


(a)Includes non-cash expenses of $1.894 million, $1.102 million, $5.180 million, and $3.148 million, respectively.

(b)Reflects shares issued as a result of a 3-for-2 stock split on April 10, 1997.

See accompanying notes to financial statements
                                                                               2

                  QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1997
(in thousands)                                          (UNAUDITED)
----------------------------------------------------------------------
COMMON STOCK (PAR VALUE: $0.01):
     Balance at beginning of period                      $      92
     Shares issued                                              46
                                                         ---------
     Balance at end of period                                  138
                                                         ---------

PAID-IN CAPITAL IN EXCESS OF PAR:
     Balance at beginning of period                        116,607
     Shares issued and fractional shares                       (51)
     Tax benefit effect on stock plans                       2,215
     Common stock acquired by SERP                             644
     Allocation of ESOP stock                                2,793
                                                         ---------
     Balance at end of period                              122,208
                                                         ---------

RETAINED EARNINGS:
     Balance at beginning of period                        154,886
     Net income                                             17,869
     Dividends paid on common stock                         (5,550)
     Exercise of stock options (127,563 shares)             (3,223)
                                                         ---------
     Balance at end of period                              163,982
                                                         ---------

TREASURY STOCK:
     Balance at beginning of period                        (42,397)
     Purchase of Treasury stock (1,535,938 shares)         (60,548)
     Common stock acquired by SERP                             899
     Exercise of stock options (127,563 shares)              5,478
                                                         ---------
     Balance at end of period                              (96,568)
                                                         ---------

EMPLOYEE STOCK OWNERSHIP PLAN:
     Balance at beginning of period                        (14,820)
     Allocation of ESOP stock                                  970
                                                         ---------
     Balance at end of period                              (13,850)
                                                         ---------

SERP AND DEFERRED COMPENSATION PLANS:
     Balance at beginning of year                           (1,411)
     Common stock acquired by SERP                            (644)
                                                         ---------
     Balance at end of period                               (2,055)
                                                         ---------

RECOGNITION AND RETENTION PLANS:
     Balance at beginning of period                         (1,528)
     Earned portion of RRPs                                    520
                                                         ---------
     Balance at end of period                               (1,008)
                                                         ---------

Total stockholders' equity                               $ 172,847
                                                         =========

See accompanying notes to financial statements

                  QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
(in thousands)                                                              1997                1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $  17,869        $  17,127
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                              707              552
       (Reversal of) provision for loan losses                                     --           (2,000)
       Amortization of premiums, net                                              116              409
       Amortization (accretion) of net deferred loan origination fees             496             (261)
       Net gain on redemption of securities and
         mortgage-backed securities                                                (1)              (2)
       Net (gain) loss on sale of foreclosed real estate                          (45)               2
       Earned portion of RRPs                                                     520              813
       Earned portion of ESOP                                                   3,763            2,997
Changes in assets and liabilities:
     (Increase) decrease in other assets                                       (3,062)           2,241
     (Increase) decrease in deferred income taxes                              (2,520)             794
     Increase (decrease) in accounts payable and accrued expenses                 211             (478)
     Decrease in official checks outstanding                                  (11,173)         (18,046)
     Increase (decrease) in other liabilities                                   2,035           (1,661)
                                                                            ---------        ---------
Total adjustments                                                              (8,953)         (14,640)
                                                                            ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       8,916            2,487
                                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from redemption of mortgage-backed
       securities held to maturity                                             24,935           12,649
     Proceeds from maturity of securities held to maturity                     42,000           67,000
     Purchase of securities held to maturity                                  (41,069)         (66,893)
     Net increase in loans                                                   (204,924)        (118,425)
     Proceeds from sale of loans and foreclosed real estate                     2,426              781
     Purchase of premises and equipment, net                                     (584)          (1,105)
                                                                            ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                        (177,216)        (105,993)
                                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in mortgagors' escrow                                         6,431            3,932
     Net increase in deposits                                                  27,577           72,134
     Net increase in FHLB borrowings                                          195,894           40,024
     Cash dividends paid and options exercised, net                            (8,772)          (5,930)
     Purchase of Treasury stock, net of stock options exercised
       and shares acquired by SERP                                            (51,956)         (25,922)
                                                                            ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     169,174           84,238
Net increase (decrease) in cash and cash equivalents                              874          (19,268)
Cash and cash equivalents at beginning of period                               21,045           38,990
                                                                            ---------        ---------
Cash and cash equivalents at end of period                                  $  21,919        $  19,722
                                                                            =========        =========
Supplemental information:
     Cash paid for:
     Interest                                                               $  39,671        $  32,909
     Income taxes                                                               9,343           12,481
Transfers to foreclosed real estate from loans                                     --              184
Transfers to real estate held for investment
   from foreclosed real estate                                                    115              598

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

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for all of 1997.

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

SFAS No. 125, as amended by SFAS No. 127, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after either December 31, 1996 or December 31, 1997, depending on the transaction, and is to be applied prospectively. Earlier or retroactive application is not permitted. SFAS No. 125 has had no impact nor, as amended by SFAS No. 127, is it expected to have an impact, on the Company's financial statements.

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

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

The Company is currently evaluating the effects of SFAS No. 130, which is effective for financial statements issued for periods beginning after December 15, 1997.

BUSINESS SEGMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement also established standards for related disclosures about products and services, geographic areas, and major customers.

The Company is currently evaluating the effects of SFAS No. 131, which is effective for financial statements issued for periods beginning after December 15, 1997.

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

On August 26, 1997, the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend, payable on October 1, 1997. As a result of the split, 5,035,969 additional shares were issued to shareholders of record, bringing the number of shares outstanding to 15,108,202.

In the third quarter of 1997, the Company continued to repurchase its shares, bringing the total number of shares repurchased year-to-date to 1,535,938. At the end of the quarter, 627,319 shares remained available for repurchase; as adjusted for the 3-for-2 stock split on October 1, 1997, this number increases to 940,978.

In addition, on October 21st, the Board of Directors increased the quarterly cash dividend to $0.20 per share, representing a 20% increase above the payment made in the trailing quarter, as adjusted for the aforementioned stock split. The dividend will be paid on November 14, 1997 to shareholders of record at the close of business on November 3,1997.

BALANCE SHEET SUMMARY

At September 30, 1997, the Company's assets totaled $1.5 billion, up $182.4 million, or 13.4%, from the level recorded at December 31, 1996. The increase was driven by a $203.8 million, or 17.8%, rise in mortgage loans outstanding to $1.3 billion, reflecting year-to-date originations of $328.3 million, including $128.8 million in the third quarter of the year. Multi-family mortgage loans represented $1.1 billion, or 78.3%, of mortgage loans outstanding at the end of September and $310.7 million, or 94.6%, of originations year-to-date. Of the multi-family mortgage loans originated to date in 1997, $121.6 million were originated in the third quarter of the year.

One-to-four family mortgage loans accounted for $231.0 million, or 17.1%, of mortgage loans outstanding, while commercial real estate loans and construction loans accounted for $60.6 million and $1.0 million, respectively. The balance sheet also included securities held to maturity ("securities") of $76.5 million; mortgage-backed securities held to maturity ("mortgage-backed securities") of $57.8 million; and money market investments of $8.0 million.
                                                                              8

Due to the absence of any charge-offs in the quarter and recoveries of $72,000, the allowance for loan losses rose to $9.4 million at September 30, 1997, representing 102.92% of non-performing loans and 0.70% of loans, net, at that date. Non-performing assets totaled $10.6 million, representing 0.69% of total assets, and included $9.2 million in non-performing loans and $1.4 million in foreclosed real estate.

Deposits totaled $1.1 billion at September 30, 1997, up $27.6 million from the year-end 1996 amount. The increase primarily reflects a $38.9 million rise in the balance of certificates of deposit ("CDs") to $690.6 million, representing 65.7% of total deposits at September 30, 1997. The balance of the Bank's deposits consisted of $268.8 million in savings accounts; $65.7 million in NOW and money market accounts, and $26.5 million in non-interest-bearing accounts. These funding sources were supplemented by the Company's Federal Home Loan Bank of New York ("FHLB") borrowings, which grew to $277.3 million from $81.4 million, the level at December 31, 1996.

Stockholders' equity amounted to $172.8 million, as compared to $211.4 million, the year-end 1996 level, and represented 11.22% of total assets and a book value of $19.89 per share (based on 8,692,386 shares). The difference stems primarily from the year-to-date expenditure of $59.4 million toward the repurchase of 1,535,938 shares under the Company's Stock Repurchase Program. The impact of this expenditure was partially offset by net income of $17.9 million plus $8.3 million in non-cash expenses that were added back to stockholders' equity, less dividends paid and options exercised of $8.8 million. The Company's non-cash expenses are entirely derived from the amortization and appreciation of allocated shares in the Company's stock-related benefit plans and the associated tax benefits.

As further indication of its capital strength, the Bank continued to exceed the minimum regulatory capital requirements and to fulfill the requirements for classification as a well-capitalized institution under the FDIC Improvement Act ("FDICIA").


LOANS

Mortgage loans totaled $1.3 billion at September 30, 1997, representing 87.5% of total assets and a $203.8 million, or 17.8%, increase from the level at year-end 1996. Reflected in the 1997 amount are year-to-date originations of $328.3 million, including $128.8 million in the third quarter of the year.

Multi-family mortgage loans accounted for $1.1 billion, or 78.3%, of mortgage loans outstanding and $310.7 million, or 94.6%, of originations year-to-date. Of these, $121.6 million were originated in the three months ended September 30, 1997. The majority of the Company's multi-family mortgage loans are originated for terms of ten years at a rate of interest that adjusts to a point over prime in each of years six through ten. In years one through five, the loan may feature either a fixed rate of interest or a rate that increases annually by 50 basis points. At September 30, 1997, 95.9% of multi-family mortgage loans featured adjustable rates of interest, including $409.9 million in loans with interest rates that are scheduled to step upward over the next twelve months. Specifically, $142.5 million; $123.9 million; $74.9 million; and $68.6 million, respectively, are scheduled to reprice upward over the next four quarters.
                                                                              9

While the Company's primary emphasis is on multi-family mortgage loan production, it also originates one-to-four family, commercial real estate, and construction loans. At September 30,1997, one-to-four family mortgage loans totaled $231.0 million, representing 17.1% of mortgage loans outstanding and a $25.9 million decrease from the year-end 1996 level after originations of $11.7 million. Commercial real estate loans totaled $60.6 million (down $2.8 million after originations of $5.3 million) and construction loans totaled $1.0 million (down $578,000 after originations of $572,000).

The Company's loan portfolio also includes a modest balance of consumer loans, which totaled $11.1 million at September 30, 1997, down $1.2 million from the level recorded at year-end 1996.

With $328.3 million in originations in the nine months ended September 30, 1997 and another $83.9 million in loans in the pipeline at that date, the Company is on track to substantially exceed the $303.1 million in mortgage originations recorded in the twelve months ended December 31, 1996. However, it should be cautioned that the Company's ability to originate these and other types of loans could be adversely impacted by such factors as a marked increase in interest rates, a significant increase in competition, or a decline in loan demand.


ASSET QUALITY

The quality of the loan portfolio continued to be solid, as the Company extended its record to nine consecutive quarters without any net charge-offs and without a provision for loan losses being made. Due to recoveries of $72,000 in the nine months ended September 30, 1997, the allowance for loan losses increased to $9.4 million, representing 102.92% of non-performing loans and 0.70% of loans, net, at the current quarter's end. In addition, the allowance represented 661.37% of net accumulated charge-offs for the ten years ended September 30, 1997.

Non-performing loans totaled $9.2 million, or 0.68% of loans, net, at September 30, 1997, as compared to $8.5 million (or 0.67% of loans, net) at June 30, 1997 and $9.7 million (or 0.84% of loans, net) at December 31, 1996. The September 30, 1997 amount consisted of 46 non-accrual mortgage loans totaling $6.8 million and 34 loans 90 days or more delinquent and still accruing interest equaling $2.4 million. Foreclosed real estate, consisting of four properties, totaled $1.4 million, consistent with the level at the end of the trailing quarter, and up from $627,000 at year-end 1996. As a result, non-performing assets totaled $10.6 million, or 0.69% of total assets, at September 30, 1997, as compared to $9.9 million and $10.3 million at June 30, 1997 and December 31, 1996, representing 0.68% and 0.76% of total assets, respectively, at the corresponding dates. Except for two commercial real estate parcels totaling $1.3 million, the Company's non-performing assets at September 30, 1997 were all secured by one-to-four family residences.

The Company's portfolio of real estate investments, consisting of 10 properties totaling $1.0 million, was providing an 8.0% rate of return to the Bank at the current quarter's end.

For additional information, see the Asset Quality Analysis that follows and the discussion of the loan loss provision on page 19 of this report.

ASSET QUALITY ANALYSIS
                                                     At or For the      At or For the
                                                   Nine Months Ended      Year Ended
                                                      September 30,       December 31,
                                                          1997               1996
(dollars in thousands)                                (unaudited)
--------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                          $ 9,359            $ 11,359
Loan recoveries                                              72                  --
Reversal of loan losses                                      --              (2,000)
                                                        -------            --------
Balance at end of period                                $ 9,431            $  9,359
                                                        =======            ========

NON-PERFORMING ASSETS AT PERIOD-END:
Non-accrual mortgage loans                              $ 6,799            $  6,861
Loans 90 days or more delinquent
  and still accruing interest                             2,364               2,798
                                                        -------            --------
Total non-performing loans                              $ 9,163            $  9,659
Foreclosed real estate                                    1,396                 627
                                                        -------            --------
Total non-performing assets                             $10,559            $ 10,286
                                                        =======            ========

RATIOS:
Non-performing loans to loans, net                         0.68%               0.84%
Non-performing assets to total assets                      0.69                0.76
Allowance for loan losses to non-performing loans        102.92               96.90
Allowance for loan losses to loans, net                    0.70                0.82
Allowance for loan losses to net accumulated
  charge-offs for the past 10 years                      661.37              625.00


SECURITIES HELD TO MATURITY AND MONEY MARKET INVESTMENTS

The Company limits its securities investments to short-term U.S. Treasuries and agency obligations, and typically rolls over said securities upon maturity. The balance of the portfolio consists of stock in the Federal Home Loan Bank.

The securities portfolio totaled $76.5 million at September 30, 1997, down $10.0 million from the level at December 31, 1996. Included in the 1997 amount were $34.0 million in U.S. Treasuries and $28.6 million in agency obligations, with a combined average maturity of one year. In addition, the market value of the Company's securities equaled 100.2% and 100.0% of carrying value, respectively, at September 30, 1997 and December 31, 1996.

Money market investments, meanwhile, rose $1.0 million to $8.0 million, and consisted entirely of Federal funds sold.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Reflecting prepayments and the absence of any new investments, the Company's portfolio of mortgage-backed securities has steadily diminished since the second quarter of 1994. At September 30, 1997, the balance equaled $57.8 million, down from $73.7 million at December 31, 1996. The Company holds to maturity all mortgage-backed securities; at quarter's end, the average maturity of the portfolio was 2.4 years.

As a percentage of carrying value, the market value of the Company's mortgage-backed securities was 101.7% at September 30, 1997 and 100.6% at year-end 1996.


FUNDING SOURCES

The Company's funding has primarily stemmed from deposits, loan interest and principal payments, and the interest and maturity of its securities and mortgage-backed securities. To supplement these funding sources during a year of record loan production, management has increasingly leveraged the balance sheet with the use of FHLB borrowings

Deposits grew $27.6 million to $1.1 billion at September 30, 1997, primarily reflecting a $38.9 million increase in total CDs to $690.6 million, representing 65.7% of total deposits at that date. The increase in CDs continues to reflect the popularity of longer-term higher-yielding depository products during a prolonged period of attractive and stable interest rates. In the twelve months ended September 30, 1997, 88.8% of maturing CDs were retained by the Company and, while no assurances can be made, it is management's expectation that a majority of maturing CDs will continue to roll over with the Bank. The volume of CDs due to mature within the next twelve months was $526.7 million.

The rise in total deposits also reflects a $1.5 million rise in non-interest-bearing accounts to $26.5 million, representing 2.5% of total deposits at September 30, 1997. The increase reflects the Company's ongoing practice of opening branch offices at sites vacated by major commercial banking institutions, such as the Murray Hill branch office opened in July 1997 following its vacancy by Chase Manhattan Bank.

Savings accounts, meanwhile, totaled $268.8 million, representing a $9.0 million decline from the year-end 1996 level and 25.6% of total deposits at the current quarter's end. Similarly, NOW and money market accounts totaled $65.7 million, down $3.8 million from the year-end 1996 level, and representing 6.2% of total deposits at September 30, 1997. These declines reflect the transfer of deposits to longer-term and higher-yielding savings products, primarily with the Bank.

At September 30, 1997, the Company had access to a $462.3 million FHLB line of credit; actual FHLB borrowings totaled $277.3 million, up from $81.4 million at December 31, 1996. The higher costs associated with such borrowings have been more than offset by the higher yields provided by the growing portfolio of mortgage loans they have been used to fund. Management anticipates that it will continue to access the Company's FHLB line of credit in the fourth quarter of 1997 to support the origination of additional multi-family mortgage loans.

INTEREST RATE SENSITIVITY

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is managing the Company's interest rate risk. This is achieved by matching the maturities and repricing dates of the Company's interest-earning assets with the maturities and repricing dates of its interest-bearing liabilities.

In order to enhance this match, management has traditionally emphasized the origination of adjustable rate mortgage loans on multi-family properties and one-to-four family houses, and has confined its other investments to short-term securities with an average maturity of one year or less. On the liability side of the balance sheet, management has closely monitored the pricing of its depository products and has limited its use of FHLB borrowings to times when market conditions have been particularly conducive to a high level of loan origination activity.

While the majority of the Company's mortgage loans feature an annual rate adjustment, the majority of multi-family mortgage originations over the past five quarters have featured a fixed rate of interest for the first five years of the loan. At the same time, the Company has increasingly utilized CDs and FHLB borrowings as its primary sources of funding. As a result, the gap between the Company's interest rate sensitive assets and interest rate sensitive liabilities repricing within a one-year period was a negative 7.70% at September 30, 1997. The presence of a negative gap indicates that more liabilities than assets will be subject to repricing as a result of changes in interest rates.

LIQUIDITY AND CAPITAL POSITION

Liquidity

To ensure that its liquid resources are sufficient to fund its operations and obligations, the Company maintains a portfolio of highly liquid money market investments in the form of Federal funds sold, and invests in short-term securities.

Federal funds sold, together with cash and due from banks, are the Company's most liquid assets, and totaled $21.9 million, collectively, at September 30, 1997. Securities, as stated previously, totaled $76.5 million, including $34.0 million in U.S. Treasuries and $28.6 million in agency obligations, with a combined average maturity of one year.

In addition to the funding that stems from its deposits, the Company derives funding from principal and interest payments on loans and proceeds from maturing securities and mortgage-backed securities. Still additional funding has been provided through the Bank's FHLB line of credit, which totaled $462.3 million at September 30, 1997. Another $10.0 million line of credit was available through a money center bank.

The Bank's cash flows are derived from operating, investing, and financing activities. In the nine months ended September 30, 1997, the net cash provided by operating activities rose to $8.9 million from $2.5 million in the nine months ended September 30, 1996. The higher amount in 1997 reflects a combination of factors, including a $3.1 million increase in other assets versus a $2.2 million decline in the year-earlier period; a $2.5 million increase in deferred income taxes versus a $794,000 decrease; and an $11.2 million decrease in official checks outstanding versus an $18.0 million decrease.

The net cash used in investing activities rose to $177.2 million from $106.0 million in the year-earlier period, primarily reflecting a $204.9 million net increase in loans, up from $118.4 million in the first nine months of 1996. This increase was partly offset by a $15.0 million reduction in the proceeds from maturing securities to $42.0 million and a $25.8 million decline in funds utilized to purchase securities to $41.1 million.

The net cash provided by financing activities also rose, to $169.2 million from the year-earlier $84.2 million. The $84.9 million increase reflects a net increase of $195.9 million in FHLB borrowings, versus $40.0 million in the year-earlier period. In addition, the Company allocated $52.0 million toward the purchase of Treasury stock, net of exercised stock options, as compared to $25.9 million in the year-earlier nine months. These increases were somewhat offset by a net increase in deposits of $27.6 million, down from $72.1 million in the first nine months of 1996.

Capital

Stockholders' equity totaled $172.8 million at September 30, 1997, or 11.22% of total assets, as compared to $211.4 million, or 15.56% of total assets, at December 31, 1996. The difference primarily reflects the Company's year-to-date allocation of $59.4 million toward the repurchase of 1,535,938 shares under its stock repurchase program. Of the shares authorized for repurchased in 1997, 627,319 shares remained available for repurchase at quarter's end. As adjusted for the 3-for-2 stock split on October 1, 1997, this number increases to 940,978 shares.

The impact of the $59.4 million allocation was partly offset by net income of $17.9 million (less dividends paid and options exercised of $8.8 million) and $8.3 million in non-cash expenses that were added back to capital at September 30th. The non-cash expenses stemmed entirely from the amortization and appreciation of allocated shares in the Company's stock-related benefit plans and the associated tax benefits.

The Company's book value equaled $19.89 per share at September 30, 1997, based on 8,692,386 shares, the number of shares outstanding after excluding 1,379,847 in unallocated ESOP shares. As adjusted for the stock split on October 1, 1997, the Company's book value was equivalent to $13.26; the number of shares utilized to calculate book value adjusts to 13,038,579.

The following regulatory capital analysis indicates the extent to which the Bank's regulatory capital ratios exceeded the minimum Federal requirements at September 30, 1997.

REGULATORY CAPITAL ANALYSIS (BANK ONLY)

                                                          At September 30, 1997
                                                          ---------------------
                                                                            Risk-Based Capital
                                                                            ------------------
(dollars in thousands)             Leverage Capital                 Tier 1                      Total
                                   ----------------                 ------                      -----
                                 Amount        Ratio         Amount        Ratio         Amount        Ratio
                                 ------        -----         ------        -----         ------        -----
Total savings bank equity       $151,278       10.22%       $151,278       15.87%       $160,709       16.87%
Regulatory capital
   requirement                    44,393        3.00          38,111        4.00          76,222        8.00
                                --------       -----        --------       -----        --------       -----
Excess                          $106,885        7.22%       $113,167       11.87%       $ 84,487        8.87%
                                ========       =====        ========       =====        ========       =====



In addition, the Bank continued to exceed the requirements for classification as a well-capitalized institution. As defined by FDICIA, said institution has a ratio of leverage capital to adjusted total assets of 5.00% or more; a ratio of Tier 1 risk-based capital to risk-weighted assets of 6.00% or more; and a ratio of total risk-based capital to risk-weighted assets of 10.0% or more.

The Company is also required to meet minimum regulatory capital requirements on a consolidated basis, which are imposed by the Federal Reserve Board and are similar to the requirements imposed on the Bank. At September 30, 1997, the Company exceeded all applicable regulatory capital requirements on a consolidated basis.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

EARNINGS SUMMARY

The Company recorded earnings of $5.4 million, or $0.57 per share, in the three months ended September 30, 1997 and $5.6 million, or $0.52 per share, in the three months ended September 30, 1996. Its cash earnings, meanwhile, rose 24.2% to $8.6 million from $6.9 million, representing a 42.2% increase in cash earnings per share to $0.91 from $0.64. The Company's third quarter 1996 earnings and cash earnings per share have been adjusted to reflect the 3-for-2 stock split on April 10, 1997.

Cash earnings are determined by adding back to reported earnings the non-cash expenses related to the amortization and appreciation of allocated shares in the Company's stock-related benefit plans and the associated tax benefits. Such non-cash expenses totaled $3.2 million in the third quarter of 1997 and $1.3 million in the third quarter of 1996.

The significant difference between the Company's cash and reported earnings is underscored when comparing the resultant returns on average assets and stockholders' equity ("ROA" and "ROE"). On the basis of reported earnings, the Company's ROA and ROE were 1.46% and 12.78%, respectively, in the third quarter of 1997; on the basis of cash earnings, these performance measures improve to 2.33% and 20.44%, respectively. In addition, the Company's efficiency ratio, which was 42.55% on the basis of reported earnings, improves to 30.67% when based on cash earnings.

The Company's third quarter 1997 earnings were substantially driven by a $1.2 million, or 8.4%, rise in net interest income to $15.6 million, the net result of a $4.4 million increase in interest income to $30.4 million and a $3.2 million increase in interest expense to $14.8 million. The rise in interest income reflects the success of the Company's leveraging strategy, as FHLB borrowings were increasingly used to finance loan production, generating an increase in the Company's loan portfolio.

The growth in net interest income more than offset a $292,000 decline in other operating income to $336,000 and a $68,000 rise in income tax expense to $3.8 million. Operating expense, meanwhile, totaled $6.8 million, or 1.83% of average assets, as compared to the year-earlier $5.7 million, which represented 1.76%. The higher amount in 1997 was primarily triggered by an increase in non-cash expenses, to $1.9 million from the year-earlier $1.1 million, as reflected in compensation and benefits expense of $4.7 million and $3.8 million, respectively.

The provision for loan losses was not a factor in the Company's third quarter 1997 or 1996 earnings, having been suspended since the second quarter of 1995.


INTEREST INCOME

The Company derives interest income from its portfolio of interest-earning assets, primarily comprised of mortgage and other loans. The balance of the Company's interest-earning assets consists of securities, mortgage-backed securities, and money market investments.

The Company recorded interest income of $30.4 million in the third quarter of 1997, up $4.4 million from $26.0 million in the third quarter of 1996. The 17.0% increase was driven by a $172.9 million rise in the average balance of interest-earning assets to $1.4 billion, in conjunction with a 24-basis point rise in the average yield to 8.44%.

Average mortgage and other loans provided $28.3 million, or 93.0%, of total interest income for the quarter, up from $23.6 million, or 90.7% of the total, in the year-earlier three months. The $4.7 million, or 20.0%, increase stemmed from a $200.1 million rise in the average balance of these interest-earning assets to $1.3 billion and from a 13-basis point rise in the average yield to 8.67%. In the third quarter of 1997, average loans represented 90.6% of average interest-earning assets, up from 87.1% in the year-earlier three months.

Average securities generated $1.1 million in interest income in the third quarter of 1997, representing a $47,000 increase from the level recorded in the third quarter of 1996. While the average balance of securities declined $3.9 million to $70.8 million, the reduction was offset by a 58-basis point increase in the average yield on such assets to 6.30%. Average securities represented 4.9% of average interest-earning assets and provided 3.7% of total interest income for the current three-month period.

Mortgage-backed securities contributed $939,000 to total interest income in the current third quarter, down from $1.3 million in the year-earlier three months. The decline was the net effect of a $22.3 million decrease in the average balance to $60.2 million and a 3-basis point rise in the average yield to 6.24%. Average mortgage-backed securities represented 4.2% of average interest-earning assets in the third quarter of 1997 and provided 3.1% of interest income.

Average money market investments accounted for $67,000 of third quarter 1997 interest income, down $13,000 from the level in the year-earlier three months. The reduction was the result of a $963,000 decline in the average balance to $5.1 million and a 2-basis point drop in the average yield to 5.23%.

NET INTEREST INCOME ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                           1997                                1996
                                                                      --------------                     ---------------

                                                                                       Average                             Average
                                                              Average                  Yield/     Average                   Yield/
                                                              Balance     Interest      Cost      Balance      Interest      Cost
                                                             ---------  ------------   -------   ----------   ----------   -------
Assets:
   Interest-earning assets:
         Mortgage and other loans, net                     $1,304,354   $   28,287      8.67%    $1,104,247    $ 23,564      8.54%
         Securities held to maturity                           70,775        1,115      6.30         74,664       1,068      5.72
         Mortgage-backed securities held to maturity           60,193          939      6.24         82,527       1,281      6.21
         Money market investments                               5,129           67      5.23          6,092          80      5.25
                                                           ----------   ----------    ------     ----------    --------    ------
   Total interest-earning assets                            1,440,451       30,408      8.44%     1,267,530      25,993      8.20%
   Non-interest-earning assets                                 40,512                                36,963
                                                           ----------                            ----------
   Total assets                                            $1,480,963                            $1,304,493
                                                           ==========                            ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
         NOW and money market accounts                     $   65,734   $      472      2.88%    $   72,642    $    497      2.71%
         Savings accounts                                     270,502        1,633      2.42        280,998       1,690      2.39
         Certificates of deposit                              669,861        9,233      5.53        621,767       8,403      5.36
         FHLB borrowings                                      241,882        3,450      5.72         67,538         987      5.80
         Mortgagors' escrow                                    12,773            9      0.28         10,687          10      0.37
                                                           ----------   ----------    ------     ----------    --------    ------
   Total interest-bearing liabilities                       1,260,752       14,797      4.71%     1,053,632      11,587      4.36%
                                                                        ----------    ------                   --------
   Non-interest-bearing deposits                               27,058                                23,356
   Other liabilities                                           24,313                                24,945
                                                           ----------                            ----------
   Total liabilities                                        1,312,123                             1,101,933
   Stockholders' equity                                       168,840                               202,560
                                                           ----------                            ----------
   Total liabilities and stockholders' equity              $1,480,963                            $1,304,493
                                                           ==========                            ==========
   Net interest income/interest rate spread                             $   15,611      3.73%                  $ 14,406      3.84%
                                                                        ==========    ======                   ========    ======
   Net interest-earning assets/net
         interest margin                                   $  179,699                   4.34     $  213,898                  4.55
                                                           ==========                 ======     ==========                ======
   Ratio of interest-earning assets
         to interest-bearing liabilities                                              114.25                               120.30
                                                                                      ======                               ======

INTEREST EXPENSE

The Company's interest expense stems primarily from the interest paid on its depository products and, to a lesser extent, from the interest paid on its FHLB borrowings and mortgagors' escrow accounts.

In the third quarter of 1997, interest expense rose, as expected, given the increased use of FHLB borrowings to finance mortgage loan production as management continued its leveraging strategy. At $14.8 million, interest expense was $3.2 million higher than the year-earlier level, reflecting average interest-bearing liabilities of $1.3 billion (up $207.1 million from the year-earlier quarter) and an average cost of 4.71% (up 35 basis points).

FHLB borrowings represented $3.5 million, or 23.3%, of total interest expense, in the current third quarter, up from $987,000, or 8.5%, in the year-earlier three months. The increase stemmed from a $174.3 million rise in the average balance to $241.9 million, which was partly offset by an 8-basis point drop in the average cost to 5.72%. FHLB borrowings represented 19.2% of average interest-bearing liabilities in the third quarter of 1997 as compared to 6.4% in the third quarter of 1996.

CDs comprised 53.1% of interest-bearing liabilities in the current third quarter and generated 62.4% of total interest expense. The interest expense that stemmed from CDs rose $830,000 to $9.2 million, reflecting a $48.1 million increase in the average balance to $669.9 million, and a 17-basis point rise in the average cost to 5.53%. In the third quarter of 1996, CDs represented 59.0% of average interest-bearing liabilities and generated 72.5% of interest expense.

The interest expense derived from savings accounts declined $57,000 to $1.6 million, the net effect of a $10.5 million reduction in the average balance to $270.5 million and a 3-basis point rise in the average cost of these funds to 2.42%. Savings accounts represented 21.5% of interest-bearing liabilities and 11.0% of total interest expense in the current third quarter, as compared to 26.7% and 14.6% in the year-earlier three months.

NOW and money market accounts furnished $472,000 in interest expense in the third quarter of 1997, down from $497,000 in the third quarter of 1996. The reduction reflects a $6.9 million decrease in the average balance to $65.7 million, partly offset by a 17-basis point rise in the average cost to 2.88%. NOW and money market accounts comprised 5.2% of average interest-bearing liabilities and 3.2% of interest expense in the third quarter of 1997, down from 6.9% and 4.3%, respectively, in the third quarter of 1996.

Mortgagors' escrow, meanwhile, generated interest expense of $9,000, down $1,000 from the year-earlier amount. While the average balance rose $2.1 million to $12.8 million, this was offset by a 9-basis point drop in the average cost to 0.28%.

NET INTEREST INCOME

Net interest income is the Company's principal source of income; its level is influenced significantly by the volume of the Company's interest-earning assets and interest-bearing liabilities, and by the spread between the yield on such assets and the cost of such liabilities.

Net interest income contributed $15.6 million to third quarter 1997 earnings, representing an 8.4% increase from $14.4 million in the third quarter of 1996. While the Company's leveraging strategy resulted in a narrower interest rate spread and net interest margin, as expected, it also produced a $4.4 million rise in interest income, far outweighing the $3.2 million rise in interest expense. At 3.73% and 4.34%, the Company's interest rate spread and net interest margin continued to exceed the industry average, despite narrowing from the year-earlier levels of 3.84% and 4.55%.

The Company anticipates that its net interest income will continue to rise, given that its FHLB borrowings are being used to finance the growth in mortgage loan production, resulting in a level of interest income that far exceeds the level of interest expense. This said, it should be cautioned that the level of net interest income could be adversely impacted by a more significant increase in interest rates than is currently anticipated, and by factors that could hamper the Company's ability to originate loans. Among these would be a downturn in the real estate market and a substantial increase in competition for both funding and loans.


PROVISION FOR LOAN LOSSES

The Company suspended its provision for loan losses for the ninth consecutive quarter, reflecting the simultaneous absence of any net charge-offs, and the level of coverage provided by the loan loss allowance relative to its net charge-offs and non-performing loans. At September 30, 1997, the allowance for loan losses totaled $9.4 million, representing 102.92% of non-performing loans and 0.70% of loans, net. In addition, the allowance was equivalent to 661.37% of accumulated net charge-offs for the ten years ended September 30, 1997.

Non-performing loans totaled $9.2 million at the close of the current third quarter, as compared to $8.5 million at June 30, 1997 and $9.7 million at December 31, 1996. The September 30, 1997 amount was equivalent to 0.68% of loans, net, as compared to 0.67% and 0.84%, respectively, at such earlier dates.

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

For more information regarding asset quality and the allowance for loan losses, see the discussion and analysis beginning on page 10 of this report.


OTHER OPERATING INCOME

The Company recorded other operating income of $336,000 in the third quarter of 1997, down $292,000 from the level recorded in the third quarter of 1996. The difference reflects a $192,000 drop in fee income to $308,000 and a $100,000 decline in other income to $28,000.


OPERATING EXPENSE

Operating expense consists primarily of compensation and benefits expense, together with occupancy and equipment and general and administrative ("G&A") expenses.

In the third quarter of 1997, the Company recorded operating expense of $6.8 million (representing 1.83% of average assets), up from $5.7 million (representing 1.76% of average assets) in the third quarter of 1996. The increase was primarily triggered by the rise in non-cash expenses to $1.9 million from $1.1 million, as reflected in compensation and benefits expense of $4.7 million and $3.8 million, respectively. The Company's non-cash expenses stemmed entirely from the amortization and appreciation of shares in the Company's stock-related benefit plans.

Also included in the Company's third quarter 1997 operating expense were occupancy and equipment expense of $683,000 (up $57,000 from the year-earlier level, primarily reflecting expansion of the branch network); G&A expense of $1.3 million (up $8,000); and other operating expense of $144,000 (up $66,000).

Reflecting the increase in non-cash expenses, the Company's efficiency ratio equaled 42.55% in the third quarter of 1997; excluding such expenses, i.e., on the basis of cash earnings, the efficiency ratio improves to 30.67%.

The number of full-time equivalent employees at the close of the quarter was 279.


INCOME TAX EXPENSE

Income tax expense, including Federal, state, and local income taxes, rose to $3.8 million in the third quarter of 1997 from $3.7 million in the third quarter of 1996 notwithstanding a $139,000 decline in pre-tax income to $9.2 million.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

EARNINGS SUMMARY

The Company recorded earnings of $17.9 million, or $1.78 per share, in the nine months ended September 30, 1997, as compared to $17.1 million, or $1.52 per share, in the nine months ended September 30, 1996. The 1996 amount reflects the reversal of $2.0 million from the allowance for loan losses and related tax consequences.

The Company's 1997 and 1996 earnings year-to-date reflect non-cash expenses of $8.3 million and $3.8 million, respectively, stemming from the amortization and appreciation of shares held in its stock related benefit plans and the associated tax benefits. Adding these back to reported earnings, the Company recorded cash earnings of $26.2 million in the first nine months of 1997 and $20.9 million in the first nine months of 1996. The Company's 1997 cash earnings were equivalent to $2.60 per share, as compared to $1.86 per share in the year-earlier period, signifying an increase of 39.8%. On the basis of cash earnings, the Company's ROA increased to 2.48% from 2.20%, the year-earlier level, while its ROE rose to 18.94% from 13.37%. The Company's 1996 earnings and cash earnings per share have been adjusted to reflect the 3-for-2 stock split on April 10, 1997.

The rise in earnings for the current nine months stemmed primarily from a $3.6 million increase in net interest income to $46.3 million and a $2.8 million reduction in income tax expense to $9.6 million.

The rise in net interest income was the net effect of a $10.4 million rise in interest income to $86.0 million and a $6.8 million rise in interest expense to $39.7 million. The former increase was driven by the record level of mortgage loan originations, while the latter increase reflects the increased use of FHLB borrowings to fund the growth in loans. While the Company's net interest margin was pressured by higher funding costs and the allocation of $59.4 million toward the repurchase of shares under the Company's Stock Repurchase Program, the interest rate spread was consistent with the year-earlier level of 3.87%.

The reduction in income tax expense reflects a $2.1 million decline in pre-tax income to $27.5 million and the reversal of $1.3 million in income tax charges in the first quarter of the year. Together, the decline in income tax expense and the rise in net interest income exceeded a drop in other operating income to $1.2 million from $1.6 million and a rise in operating expense to $20.0 million from $16.7 million. The rise in operating expense primarily reflects the aforementioned increase in non-cash expenses, which contributed $5.2 million and $3.1 million, respectively, to compensation and benefits expense of $13.9 million and $11.3 million.

The provision for loan losses was not a factor in 1997's year-to-date earnings, due to its suspension since the second quarter of 1995.

INTEREST INCOME

The Company's interest income rose to $86.0 million in the first nine months of 1997 from $75.6 million in the first nine months of 1996. The $10.4 million, or 13.7%, increase was fueled by a $137.9 million rise in the average balance of interest-earning assets to $1.4 billion and a 19-basis point rise in the average yield to 8.39%.

The interest income derived from mortgage and other loans accounted for the majority of the increase, as the average balance of these assets grew $166.4 million, or 15.8%, to $1.2 billion (representing 89.4% of average interest-earning assets) and the yield grew 8 basis points to 8.65%. Average mortgage and other loans generated $79.3 million in interest income in the first nine months of 1997, representing an $11.5 million, or 16.9%, increase from the year-earlier level, and accounting for 92.3% of total interest income year-to-date.

The Company's interest income was also boosted by a rise in the interest income provided by securities, the balance of which averaged $73.7 million in the current nine-month period (up $227,000 from the year-earlier period) and provided an average yield of 6.12% (up 42 basis points). Average securities furnished $3.4 million in interest income, up $246,000 from the year-earlier level, and represented 3.9% of interest income in the current period.

The interest income generated by mortgage and other loans and securities more than offset declines in the interest income provided by mortgage-backed securities and money market investments. In the nine months ended September 30, 1997, mortgage-backed securities contributed $3.0 million to total interest income, down from $4.0 million in the year-earlier nine-months. The decrease reflects a $21.5 million reduction in the average balance to $65.4 million and a 5-basis point decline in the average yield to 6.19%.

Money market investments, meanwhile, provided $205,000 in interest income, down from $494,000 in the first nine months of 1996. The decline was the result of a $7.3 million drop in the average balance to $5.3 million and a 4-basis point drop in the average yield to 5.19%.

INTEREST EXPENSE

The Company's interest expense in the first nine months of 1997 reflects the substantial concentration of CDs in the mix of average interest-bearing liabilities, and the increased use of FHLB borrowings to support the growth of its mortgage loan portfolio. Interest expense rose to $39.7 million from the year-earlier $32.9 million, as the average balance of interest-bearing liabilities increased $158.3 million to $1.2 billion and the cost of these funds rose 19 basis points to 4.52%.

In the nine months ended September 30, 1997 and 1996, the interest expense derived from CDs was $26.6 million and $23.6 million, representing 67.1% and 71.8% of total interest expense in the respective nine-month periods. The dollar increase was the net effect of a $76.7 million rise in the average balance to $656.6 million and a 3-basis point drop in the average cost to 5.42%. Average CDs represented 55.9% of average interest-bearing liabilities in the current period, down from 57.1% in the year-earlier nine months.

FHLB borrowings accounted for $6.7 million, or 16.9%, of interest expense in the first nine months of 1997, up from $2.6 million, representing 7.9% of total interest expense, in the first nine months of 1996. The higher amount reflects a $96.4 million rise in the average balance to $158.9 million, accompanied by a 7-basis point rise in the average cost to 5.65%. Average FHLB borrowings represented 13.5% of average interest-bearing liabilities in the first nine months of 1997, as compared to 6.1% in the year-earlier nine months.

Mortgagors' escrow added $30,000 to total interest expense in the current nine-month period, up from $25,000 in the year-earlier nine months. The increase stemmed from a $2.0 million rise in the average balance to $16.6 million supported by a one-basis point rise in the average cost to 0.24%.

The interest expense derived from savings accounts, meanwhile, declined to $4.9 million from $5.1 million in the year-earlier nine months. The decrease reflects the net effect of a $10.1 million reduction in the average balance to $273.8 million and a one-basis point rise in the average cost to 2.40%. Average savings accounts represented 23.3% and 28.0% of average interest-bearing liabilities in the current and year-earlier period and provided 12.4% and 15.5% of total interest expense, respectively.

NOW & money market accounts generated interest expense of $1.4 million, down $162,000 from the year-earlier amount. The decline stemmed from a $6.7 million decrease in the average balance to $67.7 million and a 4-basis point drop in the average cost to 2.74%. Average NOW and money market accounts represented 5.8% of average interest-bearing liabilities in the first nine months of 1997 (down from 7.3%, the year-earlier level), and contributed 3.5% of total interest expense (down from 4.7%).

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------

                                                                          1997                                   1996
                                                                      --------------                         --------------

                                                                                   Average                                Average
                                                           Average                  Yield/    Average                      Yield/
                                                           Balance    Interest      Cost      Balance        Interest       Cost
                                                        -----------  ----------   --------  -----------      --------     --------
Assets:
   Interest-earning assets:
     Mortgage and other loans, net                     $1,222,055    $   79,326     8.65%   $1,055,606       $ 67,874       8.57%
     Securities held to maturity                           73,720         3,386     6.12        73,493          3,140       5.70
     Mortgage-backed securities held to maturity           65,404         3,038     6.19        86,870          4,064       6.24
     Money market investments                               5,269           205     5.19        12,583            494       5.23
                                                       ----------    ----------   ------    ----------       --------     ------
   Total interest-earning assets                        1,366,448        85,955     8.39%    1,228,552         75,572       8.20%
   Non-interest-earning assets                             39,069                               39,433
                                                       ----------                           ----------
   Total assets                                        $1,405,517                           $1,267,985
                                                       ==========                           ==========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     NOW and money market accounts                     $   67,667    $    1,389     2.74%   $   74,416       $  1,551       2.78%
     Savings accounts                                     273,816         4,912     2.40       283,892          5,089       2.39
     Certificates of deposit                              656,617        26,629     5.42       579,928         23,643       5.45
     FHLB borrowings                                      158,874         6,708     5.65        62,431          2,606       5.58
     Mortgagors' escrow                                    16,625            30     0.24        14,592             25       0.23
                                                       ----------    ----------   ------    ----------       --------      -----
   Total interest-bearing liabilities                   1,173,599        39,668     4.52%    1,015,259         32,914       4.33%
                                                                     ----------                              --------
   Non-interest-bearing deposits                           26,053                               23,022
   Other liabilities                                       21,640                               20,905
                                                       ----------                           ----------
   Total liabilities                                    1,221,292                            1,059,186
   Stockholders' equity                                   184,225                              208,799
                                                       ----------                           ----------
   Total liabilities and stockholders' equity          $1,405,517                           $1,267,985
                                                       ==========                           ==========
   Net interest income/interest rate spread                          $   46,287     3.87%                   $ 42,658        3.87%
                                                                     ==========   ======                    ========       =====
   Net interest-earning assets/net
     interest margin                                   $  192,849                   4.52       $213,293                     4.63
                                                       ==========                 ======       ========                    =====
   Ratio of interest-earning assets
     to interest-bearing liabilities                                              116.43                                  121.01
                                                                                  ======                                  ======



NET INTEREST INCOME

The Company's net interest income rose to $46.3 million in the nine months ended September 30, 1997 from $42.7 million in the nine months ended September 30, 1996. The $3.6 million, or 8.5%, increase stemmed from the $10.4 million rise in interest income, which exceeded the $6.8 million rise in interest expense. The rise in interest income reflects the growing balance of mortgage loans and the higher yields provided, while the rise in interest expense primarily reflects the higher funding costs incurred through the use of FHLB borrowings. The combination of higher funding costs and the allocation of $59.4 million toward the repurchase of shares under the Company's Stock Repurchase Program resulted in an 11-basis point drop in its net interest margin; however, the interest rate spread remained stable at 3.87%.

PROVISION FOR LOAN LOSSES

As indicated in the discussion of third quarter 1997 earnings, the provision for loan losses has been suspended since the second quarter of 1995. In the first nine months of 1996, the Bank also recovered $2.0 million from the loan loss allowance, resulting in a $750,0000 contribution to net income in said period.

For a further discussion of the provision and allowance for loan losses, see the discussions and analysis on pages 10 and 19 of this report.


OTHER OPERATING INCOME

Other operating income totaled $1.2 million in the first nine months of 1997, down from $1.6 million in the first nine months of 1996. The $427,000 decrease reflects a $385,000 reduction in fee income to $888,000 and a $42,000 decline in other income to $268,000.


OPERATING EXPENSE

The Company recorded operating expense of $20.0 million and $16.7 million in the first nine months of 1997 and 1996, respectively. The increase stemmed primarily from a rise in non-cash expenses, triggered, in large part, by the appreciation of the Company's share price. The Company's non-cash expenses totaled $5.2 million and $3.1 million in the nine months ended September 30, 1997 and 1996, contributing to compensation and benefits expense of $13.9 million and $11.3 million, respectively, in the corresponding periods.

Also included in 1997 operating expense to date were occupancy and equipment expense of $2.0 million (up $137,000 from the year-earlier level); G&A expense of $3.6 million (up $230,000); and other operating expense of $492,000 (up $275,000). The higher costs reflect a network-wide computer upgrade, the addition of two new full-service branches, and the addition of a customer service center in a 24-hour drug store.

Including the non-cash expenses, the Company's operating expense for the first nine months of 1997 represented 1.90% of average assets and contributed to an efficiency ratio of 42.13%. When the non-cash expenses are excluded, i.e., on the basis of cash earnings, these ratios improve to 1.41% and 31.21%, respectively.


INCOME TAX EXPENSE

The Company's nine-month 1997 earnings were boosted by a $2.8 million reduction in income tax expense to $9.6 million from $12.4 million in the nine months ended September 30, 1996. The reduction reflects a $2.1 million decline in pre-tax income to $27.5 million and the reversal of $1.3 million in income tax charges in the first quarter of the current year.
                                                                              24

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements that are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On October 21, 1997, the Board of Directors increased the quarterly cash dividend to 20 cents per share, representing a 20% increase from the dividend paid in the trailing quarter, as adjusted for the 3-for-2 stock split on October 1st. The dividend will be paid on November 14, 1997 to shareholders of record on November 3rd.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

               Exhibit No. 3 (i):  Certificate of incorporation*
               Exhibit No. 3 (ii): Bylaws*
               Exhibit No.11:      Statement re: Computation of Per Share
                                   Earnings - filed herewith
               Exhibit No. 27:     Financial Data Schedule - filed herewith

             *Incorporated by reference herein from the exhibits to the Form S-1
               Registration Statement and any amendments thereto, initially filed July 30, 1993, Registration File No. 33-66852.

             (b) Form 8-K

             The Company filed a Form 8-K on August 29, 1997 to report the Board of Directors' declaration of a three-for-two stock split in the form of a 50% stock dividend on August 26, 1997. The stock dividend was payable on October 1, 1997 to shareholders of record on September 10, 1997. Cash in lieu of fractional shares was based on the average of the high and low bids on the date of record, as adjusted for the split, and amounted to $35.92 per share.