Form 10-K405
period 1997-12-31
QUEENS COUNTY BANCORP INC
filed 1998-03-30
CIK 910073

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                     -------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1997    Commission File Number  0-22278

                           QUEENS COUNTY BANCORP INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             06-1377322
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                38-25 Main Street, Flushing, New York      11354
            --------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

(Registrant's telephone number, including area code)         (718) 359-6400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. /X/

As of March 17, 1998, the aggregate market value of the shares of common stock of the registrant outstanding was $541,592,113, excluding 1,620,337 shares held by all directors and executive officers of the registrant. This figure is based on the closing price by the NASDAQ National Market for a share of the registrant's common stock on March 17, 1998, which was $40.75 as reported in The Wall Street Journal on March 18, 1998. The number of shares of the registrant's common stock outstanding as of March 17, 1998 was 14,910,941 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 and the 1997 Annual Report to Shareholders are incorporated herein by reference - Parts I, II and III.

                              CROSS REFERENCE INDEX


                                     PART I

                                                                             Page
                                                                             ----

Item 1.  Business
           Description of Business ........................................    1
           Statistical Data:
             Lending Activities ...........................................   19
             Loan Maturity and Repricing ..................................   20
             Summary of Allowance for Loan Losses .........................   21
             Composition of Mortgage and Other Loan Portfolio .............   21
             Securities and Mortgage-Backed Securities Portfolio ..........   22
Item 2.  Properties .......................................................   23
Item 3.  Legal Proceedings ................................................   24
Item 4.  Submission of Matters to a Vote of Security Holders ..............   24

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters ........................................................   24

Item 6.  Selected Financial Data ..........................................   24
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation .......................................   24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   24
Item 8.  Financial Statements and Supplementary Data ......................   24
           Queens County Bancorp, Inc. and Subsidiary: ....................   24
             Independent Auditors' Report .................................   24
             Consolidated Statements of Financial Condition ...............   24
             Consolidated Statements of Income ............................   24
             Consolidated Statements of Stockholders' Equity ..............   24
             Consolidated Statement of Cash Flows .........................   24
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ............................   25

                                   PART III

Item 10. Directors and Executive Officers of the Registrant ...............   25
Item 11. Executive Compensation ...........................................   25
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   25
Item 13. Certain Relationships and Related Transactions ...................   25

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .   25

Signatures ................................................................   28

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

GENERAL

      The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, into the origination of mortgage loans on multi-family properties and one-to-four family homes. To a lesser extent, the Bank also originates loans on commercial real estate, construction loans, home equity loans, and other consumer loans. In addition, the Bank invests in U.S. Treasury and Government agency securities. The Bank's revenues are derived primarily from interest on its mortgages and other loans, its mortgage-backed securities portfolio, and the interest and dividends earned on its securities. The Bank's primary sources of funds are deposits, amortization and prepayments of loans, and amortization, prepayments, and maturities of mortgage-backed and investment securities. In addition, the Company draws on its $481 million line of credit with the Federal Home Loan Bank of New York ("FHLB-NY") in times of above-average loan demand.

      The Company's objective of enhancing the value of its shares has been accomplished through the implementation of stock repurchase programs, four stock splits, and the payment of quarterly cash dividends to stockholders, and by maintaining a high level of asset quality and a strong capital position through the generation of stable earnings. Since October 1994, the Company has announced six stock repurchase authorizations and increased its Treasury stock, net of options exercised, to 5,734,442, or 27.77% of the shares issued at its initial public offering on November 23, 1993. At March 17, 1998, the total number of shares outstanding was 14,910,941, as compared to 14,912,791 at December 31, 1997.

MARKET AREA AND COMPETITION

      The Bank is a community-oriented financial institution offering a wide variety of financial products and services to meet the needs of the communities it serves. Headquartered in the heart of Flushing, New York, in the Borough of Queens, the Bank currently operates nine branch offices and three customer service centers in Queens and a tenth branch office in Nassau County. The Bank's deposit gathering base is concentrated in the communities surrounding its offices, while its primary lending area extends throughout the greater New York metropolitan area. Most of the Bank's mortgage loans are secured by properties located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County.

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

      The Bank faces significant competition both in making loans and in attracting deposits. Its market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations, mortgage banking companies and insurance companies. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 78.78% of the Bank's loan portfolio at year-end 1997. Management anticipates that competition for both multi-family and one-to-four family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of such loans.

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

LENDING ACTIVITIES

      Loan and Mortgage-Backed Securities Portfolio Composition. The Bank's loan portfolio consists primarily of multi-family loans on both rental and cooperative apartment buildings, and conventional first mortgage loans secured by one-to-four family homes. To a lesser extent, the Bank also originates commercial real estate loans, construction loans, and home equity and other consumer loans. At December 31, 1997, the Bank's gross loan portfolio totaled $1,405.7 million, of which $1,107.4 million, or 78.78%, were multi-family mortgage loans, and $224.3 million, or 15.96%, were one-to-four family first mortgage loans. Of the total mortgage loan portfolio at year-end 1997, 92.80% were adjustable rate loans and 7.20% were fixed rate loans. The Bank's loan portfolio also included $61.7 million in commercial real estate loans, $1.5 million in construction loans, $5.0 million in cooperative apartment loans, $2.4 million in home equity loans generally secured by second liens on real property, and $3.4 million in other consumer loans.

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

      The Bank has invested in a variety of mortgage-backed securities, substantially all of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA"). At December 31,1997, mortgage-backed securities totaled $49.8 million, or 3.10% of total assets. The market value of such securities was approximately $50.6 million at December 31, 1997. At December 31, 1997, all of the Bank's $49.8 million in mortgage-backed securities were held to maturity.

      Loan Originations, Purchases, Sales, and Servicing. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Generally, the Bank does not purchase whole mortgage loans or loan participations. It is the Bank's current policy to sell all newly originated fixed rate one-to-four family mortgage loans into the secondary market to Savings Bank Life Insurance ("SBLI"), the Federal National Mortgage Association ("FNMA"), the State of New York Mortgage Agency ("SONYMA"), and other secondary market purchasers. ARM loans are retained for the Bank's portfolio. For the fiscal years December 31, 1997 and 1996, originations of new ARM loans totaled $388.7 million and $295.3 million, respectively, or 95.53% and 99.83%, of all mortgage loan originations. Originations of fixed rate loans totaled $6.8 million and $7.9 million, respectively, for the same periods, while sales of ARM loans of $12.9 million and fixed rate loans totaled $3.2 million and $350,000, respectively, for those periods. The Bank generally sells all loans without recourse and retains the servicing rights of such loans. As of December 31, 1997, the Bank was servicing $30.8 million in loans for others. The Bank is generally paid a fee of 0.25% for servicing loans sold.

      Multi-Family Lending. The Bank originates multi-family loans (defined as loans on properties with five or more units) which are secured by rental or cooperative apartment buildings located primarily in the greater New York metropolitan area. At December 31, 1997, the Bank's portfolio of multi-family mortgage loans totaled $1,107.4 million, representing 78.78% of the total loan portfolio. Of these, $631.6 million, or 44.93%, were secured by rental apartment buildings and $475.8 million, or 33.85%, were secured by underlying mortgages on cooperative apartment buildings.

      Such loans are typically originated for terms of 10 years at a rate that adjusts to the prime rate of interest, as reported in The New York Times, plus a margin of 100 basis points, in each of years six through ten. In 1997, the majority of the Bank's multi-family mortgage loan originations featured a fixed rate for the first five years of the credit; prepayment penalties range from five points to one over the first five years of the loan. At year-end 1997, 96.2% of the Bank's multi-family mortgage loans were adjustable rate credits, including $369.1 million that are due to step upward in 1998. Properties securing multi-family mortgage loans are appraised either by appraisers employed by the Bank or by independent appraisers approved by the Bank.

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

      The Bank's largest concentration of loans to one borrower at December 31, 1997 consisted of 15 loans secured by 15 multi-family properties located in the Bank's primary market area. These loans were made to several borrowers who are deemed to be related for regulatory purposes. As of December 31, 1997, the outstanding balance of these loans totaled $16.1 million and, as of such date, all such loans were performing in accordance with their terms. The Bank's concentration of such loans did not exceed its "loans-to-one-borrower" limitation. See "Loans to One Borrower Limitations."

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

      One-to-Four Family Mortgage Lending. The Bank offers first mortgage loans secured primarily by owner-occupied, one-to-four family residences, including condominium loans, located in its primary lending area. The Bank offers both fixed rate and ARM loans with maturities of up to 30 years, to a maximum amount of $500,000. The Bank's one-to-four family mortgage loan originations are generally made to existing or past customers and members of the local community, and through referrals from local attorneys, realtors, and independent mortgage brokers. With the exception of limited documentation loans, one-to-four family residential mortgage loans are generally underwritten to FNMA and other agency guidelines. At December 31, 1997, $224.3 million, or 15.96% of the Bank's loan portfolio, consisted of one-to-four family mortgage loans.

      Since 1985, full documentation mortgage loans are offered in amounts up to 75% of the lower of the appraised value or sales price of the property, or up to 85% with private mortgage insurance. The Bank has originated one-to-four family loans without verification of the borrower's level of income and, in many instances, without verification of financial assets, basing approval on a credit report and property appraisal alone. The Bank originates such limited documentation loans with full asset verification on properties located within its Community Reinvestment Act ("CRA") market area with loan-to-value ratios of up to 75% of the lower of the appraised value or the sales price of the property. All other limited documentation loans are originated with loan-to-value ratios of up to 70% of the lower of the appraised value or sales price of the property. A majority of the Bank's one-to-four family loan originations during 1997 and 1996 were limited documentation loans. These loans involve a higher degree of risk of default as compared to full documentation one-to-four family mortgage loans. In recognition of this risk, the Bank is stringent in its review and verification of the borrower's credit. In addition, it primarily utilizes staff appraisers to perform real estate appraisals and charges a higher rate of interest on such loans. The Bank's $7.7 million in non-performing loans at December 31, 1997, was comprised of one-to-four family loans. Since 1990, the Bank has foreclosed on 45 one-to-four family residential properties; three of these properties remained in foreclosed real estate as of December 31, 1997, with a carrying value of $435,000. The Bank also has one commercial property in foreclosed real estate with a carrying value of $595,000.

      The Bank currently offers ARM loans secured by one-to-four family residential properties that adjust every one, two, or three years. The interest rate on ARM loans fluctuates based upon a spread above either the Federal Housing Finance Board rate or the average yield on U. S. Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U. S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. Rates on ARM loans are generally subject to limitations on interest rate increases of a 2% to 3% adjustment per period and an aggregate adjustment of 6% over the life of the loan. Accordingly, increases in interest rates and the resulting cost of funds in a rapidly rising interest rate environment could exceed the cap levels on these loans and negatively impact net interest income. In the year ended December 31, 1997 and 1996, the Bank originated $2.6 million and $8.5 million, respectively, in one-to-four family residential ARM loans.

      The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences, and availability of funds. During 1997, demand for ARM loans was impacted by the low interest rate environment and consumer preference for fixed rate loans. Accordingly, although the Bank will continue to offer ARM loans, there can be no assurance that the Bank will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans in the future.

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

      The Bank currently offers fixed rate mortgage loans with terms of 15 to 30 years secured by one-to-four family residences. Interest rates charged on fixed rate loans are competitively priced, based on market conditions. The Bank originates fixed rate loans for sale in amounts of up to 75% of the lower of the appraised value or the sales price of the property, with private mortgage insurance required for loans in excess of 80%. Fixed rate loans are made in amounts up to the maximum amount permitted by FNMA, FHLMC, and SONYMA guidelines. For the years ended December 31, 1997 and 1996, the Bank originated $1.5 million and $1.6 million, respectively, in fixed rate one-to-four family residential mortgage loans.

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

      The Bank generally sells its newly originated conforming fixed rate mortgage loans in the secondary market to such Federal and State agencies as FNMA, SONYMA, and other secondary market purchasers, while retaining the servicing rights on all such loans sold. For the twelve months ended December 31, 1997, the Bank sold loans totaling $3.2 million. As of December 31, 1997, the Bank's portfolio of loans serviced for others totaled $30.8 million. The Bank intends to continue to sell all of its newly originated fixed rate one-to-four family mortgage loans as a means of managing its interest rate risk. No assurances can be made, however, that the Bank will be able to do so in the future.

      Commercial Real Estate Lending. The Bank offers commercial real estate loans that are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings. At December 31, 1997, the Bank had loans secured by commercial real estate of $61.7 million, comprising 4.39% of the Bank's total loan portfolio. Commercial real estate loans may be originated in amounts of up to 65% of the appraised value of the mortgaged property. Such loans are typically made for terms of ten years with interest rates charged in the same manner as the Company's loans. To originate commercial real estate loans, the Bank requires one or more of the following: personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised either by appraisers employed by the Bank or by independent appraisers approved by the Bank. In recent years, the Bank has de-emphasized its origination of commercial real estate loans. At December 31, 1997 and 1996, such loans totaled $61.7 million and $63.5 million, respectively.

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

      Construction Lending. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and, to a lesser extent, multi-family properties. The Bank's policies provide that construction loans may be made in amounts of up to 70% of the appraised value of the project. The maximum loan amount is $3.0 million. The Bank generally has provided construction loans only as an accommodation to existing customers and does not actively solicit such loans. The Bank generally requires personal guarantees and a permanent loan commitment. Construction loans are made with adjustable rate terms of up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent end loans originated by the Bank at the end of the construction period or upon the borrower receiving permanent financing from another financial institution. As of December 31, 1996, the Bank had $1.5 million, or 0.10%, of its total loan portfolio invested in construction loans. The Bank does not currently intend to increase the level or ratio of its construction loans to total loans.

      Other Lending. The Bank also offers other full documentation loans, primarily cooperative apartment, home equity, student, and passbook loans. Other loans outstanding at December 31, 1997 totaled $10.8 million, or 0.77% of the Bank's loan portfolio and included cooperative apartment loans of $5.0 million, or 46.30%. The Bank's home equity loan extends a line of credit ranging from a minimum of $10,000 to a maximum of $400,000. The credit line, when combined with the balance of the first mortgage lien, may not exceed 70% of the appraised value of the property at the time of the loan commitment. Home equity loans outstanding at December 31, 1997 totaled $2.4 million, against total available credit lines of $3.8 million.

      Loan Approval Authority and Underwriting. The Board of Directors establishes lending authority for individual officers for its various loan products. For one-to-four family mortgage loans, including cooperative apartment and condominium loans, the Senior Vice President, Mortgages has the authority to approve loans in amounts of up to $300,000. Any two executive officers have the authority to issue commitments on one-to-four family loans in amounts up to $400,000. Any one-to-four family loan in excess of $400,000 must be approved by the Mortgage and Real Estate Committee. For multi-family and commercial real estate loans, the Mortgage and Real Estate Committee must approve all loans. A loan in excess of $3.0 million must be approved by the Executive Committee; as of December 31, 1997, the Bank had twenty-six loans in excess of $3.0 million, with the highest amount being $7.5 million.

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

      Non-performing Loans and Foreclosed Assets. The Bank had $7.7 million in loans delinquent 90 days or more at December 31, 1997, consisting of 68 one-to-four family mortgage loans with an average principal balance of approximately $113,200. Management does not expect to incur significant losses on its non-performing mortgage loans.

      Management reviews non-performing loans on a regular basis and reports monthly to both the Mortgage and Real Estate Committee and the Executive Committee regarding delinquent loans. The Bank hires outside counsel experienced in foreclosure and bankruptcy to institute foreclosure and other proceedings on the Bank's delinquent loans.

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

      Loans are designated as "in foreclosure", and beginning in 1997, the accrual of interest and amortization of origination fees continues up to net realizable value less transaction cost of disposition. During the years ended December 31, 1997, 1996, and 1995, the amounts of additional interest income that would have been recorded on mortgage loans in foreclosure, had they been current, totaled $161,000, $891,000, and $822,000 respectively. These amounts were not included in the Bank's interest income for the respective periods.

      The following table sets forth information regarding all mortgage loans in foreclosure, loans which are 90 days or more delinquent, commercial real estate pending foreclosure, and foreclosed real estate at the dates indicated. At December 31, 1997, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" as amended by SFAS No. 114.

                                                                At December 31,
                                                                ---------------
                                         1997           1996          1995          1994           1993
                                       ------        -------        ------        ------        -------
(dollars in thousands)
Mortgage loans in foreclosure ..       $6,121        $ 6,861        $4,929        $5,437        $ 7,417
Loans 90 days or more delinquent
  and still accruing interest ..        1,571          2,798         2,864         1,674          2,329
Commercial real estate loans
   pending foreclosure .........           --             --            --            --          2,009
                                       ------        -------        ------        ------        -------
Total non-performing loans .....        7,692          9,659         7,793         7,111         11,755
                                       ------        -------        ------        ------        -------

  Foreclosed real estate .......        1,030            627           774           975            884
                                       ------        -------        ------        ------        -------
Total non-performing assets ....       $8,722        $10,286        $8,567        $8,086        $12,639
                                       ======        =======        ======        ======        =======
Total non-performing loans to
  loans, net ...................         0.55%          0.84%         0.78%         0.76%          1.51%
Total non-performing assets to
   total assets ................         0.54           0.76          0.69          0.69           1.16

      Non-performing loans totaled $7.7 million as of December 31, 1997. Management monitors such loans and, when deemed appropriate, writes down such loans to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans.

      At December 31, 1997, foreclosed real estate was comprised of three residential properties and one commercial real estate parcel located within the Bank's primary lending area, with an aggregate carrying value of $1 million. The Bank generally conducts appraisals on all properties securing non-accrual mortgage loans, commercial real estate loans pending foreclosure, and foreclosed real estate as deemed appropriate and, if necessary, charges off any declines in value at such times. Based upon management's estimates as to the timing of, and expected proceeds from, the disposition of these loans, no material loss is currently expected to be incurred.

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

      At December 31, 1997, the total allowance was $9.4 million, which amounted to 122.61% of non-performing loans and 108.13% of non-performing assets. For the years ended December 31, 1997 and 1996, the Bank had no net charge-offs against this allowance. The level of the allowance reflects management's assessment of the risks inherent in its loan portfolio, including those risks associated with the Bank's increased emphasis on multi-family mortgage loans on rental and cooperative apartment buildings, which are considered to be at greater risk of default than one-to-four family loans. In determining the provision for loan losses, the Bank also considers the greater risks associated with its sizeable portfolio of limited documentation loans, and local and national economic conditions. The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate. See Statistical Data-A, B, C, and D for components of the Bank's mortgage loan portfolio, maturity and repricing, and for a summary of the allowance for loan losses.

MORTGAGE-BACKED SECURITIES

      All of the Bank's mortgage-backed securities are directly or indirectly insured or guaranteed by the FHLMC or GNMA. At December 31, 1997, mortgage-backed securities totaled $49.8 million, or 3.10% of total assets, and were classified by the Bank as held to maturity. Because a majority of the Bank's mortgage-backed securities are either adjustable rate or are FHLMC five-year term securities, the Bank anticipates that all of its mortgage-backed securities will prepay or reprice within five years. At December 31, 1997, the mortgage-backed securities portfolio had a weighted average interest rate of 6.14% and a market value of approximately $50.6 million. See Statistical Data-E for components of the mortgage-backed securities portfolio.

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

      To improve the quality of the Bank's securities portfolio and the Bank's liquidity and regulatory capital position, management has restructured the securities portfolio in recent years by shifting its investments primarily to medium-term Government agency securities from U.S. Treasury securities as the latter securities matured or were redeemed. As a result, at December 31, 1997, Government agency securities totaled $84.9 million and U.S. Treasury securities totaled $14.0 million, as compared to $10.4 million and $76.1 million at December 31, 1996, respectively. The Bank's aggregate securities portfolio totaled $94.9 million at December 31, 1997. See Statistical Data-E, "Securities, Money Market Investments, and Mortgage-Backed Securities."

SOURCES OF FUNDS

      General. Deposits, repayments of loans and mortgage-backed securities, and maturities and redemptions of investment securities are the Bank's primary sources of funds for lending, investing, and other general purposes. Borrowings from the FHLB in times of heavy loan demand complement these sources of funds.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits principally consist of certificates of deposit ("CDs") and savings accounts, together with money market accounts, demand deposits, and NOW accounts. The flow of deposits is influenced significantly by general economic conditions, the restructuring of the banking industry, changes in money market and prevailing interest rates, and competition with other financial institutions. The Bank's deposits are typically obtained from the area in which its offices are located. The Bank relies primarily on long-standing relationships with customers to retain these deposits. At December 31, 1997, $139.7 million, or 13.07% of the Bank's gross deposit balance, consisted of CDs with a balance of $100,000 or more.

      Borrowings. The Bank is a member of the FHLB-NY, and had a $481.0 million line of credit at December 31, 1997. To supplement its funding source in a year of increased lending, the Company drew on its line of credit with the FHLB in 1997. Borrowings, which are used to finance loan production, totaled $309.7 million at December 31, 1997. A $10.0 million line of credit with a correspondent financial institution is also available to the Bank. At December 31, 1997, the Bank also had an outstanding loan in the amount of $13.3 million from the Company to fund the Employee Stock Ownership Plan ("ESOP") and $9.5 million in inter-company demand loans at a fixed rate of 6%.

SUBSIDIARY ACTIVITIES

      Under its New York State leeway authority, the Bank has formed three wholly-owned subsidiary corporations. M.F.O. Holding Corp. ("MFO") holds title to banking premises, while Main Omni Realty Corp's purpose is to hold, operate, and maintain real estate acquired by the Bank as a result of foreclosure or by deed in lieu, and Queens Realty Trust, Inc. holds a pool of qualifying mortgage loans for investment purposes.

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

PERSONNEL

      At December 31, 1997, the number of full-time equivalent employees was
275. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.


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

      Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the "Code") relating to a savings institution's use of bad debt reserves for Federal income tax purposes and requires such institutions to recapture (i.e. take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications, and reduced by the amount of any permitted addition to the non-qualifying reserve.

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

      Distributions. To the extent that the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess bad debt reserve, i.e., that portion, if any, of the balance of the reserve for qualifying real property loans attributable to certain deductions under the percentage of taxable income method, or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the distribution will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for Federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for Federal income tax purposes would create a tax liability for the Bank.

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

      Corporate Alternative Minimum Tax. The Code imposes a tax on Alternative Minimum Taxable Income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. The adjustment to AMTI based on adjusted current earnings is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative

Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. The Bank was subject to an environmental tax liability for the year ended December 31, 1995 which was not material.

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

NEW YORK LAW

      The Bank derives its lending, investment, and other authority primarily from the applicable provisions of Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. See "Restrictions on Certain Activities." Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities and obligations of Federal, state, and local governments and agencies), certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock, and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, savings banks are authorized to elect to invest under a "prudent person" standard in a wide range of debt and equity securities in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law. Although the "prudent person" standard may expand a savings bank's authority, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking law and regulations which set forth specific investment authority. A savings bank may also exercise trust powers upon approval of the Banking Department.

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

      In addition, the FDIC has established regulations prescribing a minimum Tier I leverage capital ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage capital ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage capital ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

      The following is a summary of the Bank's regulatory capital at December 31, 1997:

      GAAP Capital to Total Leverage Assets ...........     9.30%
      Total Capital to Risk-Weighted Assets ...........     15.26%
      Tier I Capital to Risk-Weighted Assets ..........     14.32%

      In August 1995, the FDIC, along with the other Federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies recently issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

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

INVESTMENTS AND ACTIVITIES

      Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, FDICIA and the FDIC regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC has recently proposed revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These proposed revisions would, among other things, streamline certain application procedures for healthy banks and impose certain quantitative and qualitative restrictions on a bank's dealing with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier 1 Capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 1997, the Bank had $2.7 million of such investments.

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

      The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

      "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institutions within 270 days after it obtains such status.

TRANSACTIONS WITH AFFILIATES

      Under current Federal law, transactions between depository institutions and their affiliates are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. The Federal Reserve Board ("FRB") has proposed regulations that would treat as an affiliate any subsidiary of a savings bank that engages in activities not permissible for the parent savings bank to engage in directly. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transaction with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on term substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

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

      The FDIC has authority under Federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. See "Prompt Corrective Regulatory Action." The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without Federal assistance.

INSURANCE OF DEPOSIT ACCOUNTS

      The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution's primary Federal regulator, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points, and the FDIC has determined to retain such range of assessment rates for the first half of 1998. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment of Savings Association Insurance Fund member institutions to recapitalize SAIF. The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged. The Funds Act specifies that BIF and SAIF will be merged on January 1, 1999 provided that no savings associations remain at that time.

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

COMMUNITY REINVESTMENT ACT

      Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution's CRA rating and to require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC in July 1997, was "satisfactory."

      New York Regulation. The Bank is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all Federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The NYBD has adopted, effective December 3, 1997, new regulations to implement the NYCRA. The NYBD replaced its process-focused regulations with performance-focused regulations that are intended to parallel current CRA regulations of federal banking agencies and to promote consistency in CRA evaluations by considering more objective criteria. The new regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the NYBD to make available to the public such rating and a written summary of the results. The Bank's latest NYCRA rating, received from the Banking Department in May 1997, was a "2" or "satisfactory."

FEDERAL RESERVE SYSTEM

      Under Federal Reserve Board ("FRB") regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $49.3 million, the reserve requirements is $1.5 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% against that portion of total transaction accounts in excess of $49.3 million. Effective December 16, 1997, the Federal Reserve Board has reduced the amount of transaction accounts subject to the 3% ratio from $49.3 million to $47.8 million and increased from $4.4 million to $4.7 million the amount of reserve liabilities that is exempted from reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1997 of $16.6 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 1997, 1996, and 1995, dividends from the FHLB-NY to the Bank amounted to $822,000, $665,000 and $740,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

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

A.  MORTGAGE AND OTHER LENDING ACTIVITIES

The following table sets forth the Bank's loan originations and mortgage-backed securities, including purchases, sales, and principal repayments, for the periods indicated:

                                                           For the
                                                     Years Ended December 31,
                                                     ------------------------
          (dollars in thousands) ....          1997             1996             1995
                                            ----------       ----------       ----------
      Mortgage loans (gross):
        At beginning of period ......       $1,144,317       $  993,242       $  936,716
        Mortgage loans originated:
        One-to-four family ..........           22,914           11,150           14,754
        Multi-family ................          418,869          273,421          124,289
        Commercial real estate ......           10,248           17,438            5,796
        Construction ................            1,089            1,214              915
                                            ----------       ----------       ----------
      Total mortgage loans originated          453,120          303,223          145,754
      Principal repayments ..........          185,033          151,391           87,974
      Mortgage loans sold ...........           16,060              350              508
      Mortgage loans transferred to
        foreclosed real estate ......            1,405              406              746
                                            ----------       ----------       ----------
      At end of period ..............        1,394,939        1,144,318          993,242
                                            ----------       ----------       ----------
      Other loans (gross):
      At beginning of period ........           12,275           13,861           13,693
      Other loans originated ........            1,375            1,471            3,069
      Principal repayments* .........            2,843            2,975            2,703
      Student loans sold ............               12               82              198
                                            ----------       ----------       ----------
      At end of period ..............           10,795           12,275           13,861
                                            ----------       ----------       ----------
      Total loans ...................       $1,405,734       $1,156,593       $1,007,103
                                            ==========       ==========       ==========
      Mortgage-backed securities:
        At beginning of period ......       $   73,732       $   92,868       $  107,451
        Principal repayments ........           23,951           19,136           14,583
                                            ----------       ----------       ----------
        At end of period ............       $   49,781       $   73,732       $   92,868
                                            ==========       ==========       ==========

*Includes a loan on a co-operative apartment in the amount of $64,000 transferred to foreclosed real estate in 1995.

B:  LOAN MATURITY AND REPRICING

The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1997. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $88.0 million for the twelve months ended December 31, 1997.

                                   Mortgage and Other Loans
                                   At December 31, 1997

                                 1 - 4          Multi-      Commercial                     Home                        Total
(dollars in thousands)          Family          Family      Real Estate   Construction    Equity        Other          Loans
----------------------          ------          ------      -----------   ------------    ------        -----          -----
Amounts due:
 Within one year .......       $148,534       $  405,638       $30,427       $1,538       $2,386       $ 4,850       $  593,373
 After one year:
  One to three years ...         41,858          115,962        13,502           --           --         1,937          173,259
  Three to five years ..          8,718          463,036        15,794           --           --           730          488,278
  Five to ten years ....         18,691          117,895         1,760           --           --           836          139,182
  Ten to twenty years ..          5,157            4,843           257                        --            31           10,288
  Over twenty years ....          1,329               --            --           --           --            25            1,354
                               --------       ----------       -------       ------       ------       -------       ----------

  Total due or repricing
    after one year .....         75,753          701,736        31,313           --           --         3,559          812,361
                               --------       ----------       -------       ------       ------       -------       ----------

  Total amounts due or
     repricing, gross ..       $224,287       $1,107,374       $61,740       $1,538       $2,386       $ 8,409       $1,405,734
                               ========       ==========       =======       ======       ======       =======       ==========


The following table sets forth, at December 31, 1997, the dollar amount of all loans due after December 31, 1998, and indicates whether such loans have fixed or adjustable interest rates.

                                   Due after December 31, 1998
                                   ---------------------------
(dollars in thousands)          Fixed       Adjustable       Total
                               -------       --------       --------
Mortgage loans:
  One-to-four family ...       $39,386       $ 36,367       $ 75,753
  Multi-family .........        38,935        662,801        701,736
  Commercial real estate        13,624         17,689         31,313
                               -------       --------       --------

  Total mortgage loans .       $91,945       $716,857       $808,802
Other loans ............         2,558          1,001          3,559
                               -------       --------       --------
  Total loans ..........       $94,503       $717,858       $812,361
                               =======       ========       ========

C:  SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at December 31, 1997, 1996, and 1995 was allocated as follows:

                                                                 At December 31,
                                                                 ---------------
                                          1997                         1996                             1995
                                          ----                         ----                             ----
                                                Percent                       Percent                         Percent
                                                  of                            of                              of
                                                Loans in                     Loans in                        Loans in
                                                Category                      Category                       Category
                                                to Total                      to Total                        to Total
(dollars in thousands)           Amount          Loans          Amount          Loans           Amount          Loans
                                 ------         ------          -------         ------          -------         ------
Mortgage loans:
One-to-four family .....         $1,592          16.88%         $ 1,812          19.36%         $ 2,914          28.64%
Multi-family ...........          6,521          69.14            6,168          65.90            6,519          63.70
Construction ...........             23           0.24               24           0.26               30           0.12
Commercial real estate .          1,080          11.45            1,110          11.86            1,550           6.16
Other loans ............            215           2.29              245           2.62              346           1.38
                                 ------         ------          -------         ------          -------         ------
  Total loans ..........         $9,431         100.00%         $ 9,359         100.00%         $11,359         100.00%
                                 ======         ======          =======         ======          =======         ======

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

                                                                          At December 31,
                                                                          ---------------
                                    1997                 1996                  1995                  1994                1993
                                    ----                 ----                  ----                  ----                ----
                                       Percent               Percent               Percent               Percent             Percent
                                         of                    of                    of                    of                  of
 (dollars in thousands)      Amount     Total      Amount     Total     Amount      Total      Amount     Total    Amount     Total
                             ------     -----      ------     -----     ------      -----      ------     -----    ------     -----
 Mortgage loans:
 One-to-four family .....  $  224,287   15.96%  $  256,904    22.21%  $  288,470    28.64%   $  306,028    32.20%  $276,442   34.96%
 Multi-family ...........   1,107,343   78.78      822,364    71.10      641,564    63.70       561,589    59.09    428,746   54.23
 Commercial real estate .      61,740    4.39       63,452     5.49       62,003     6.16        66,609     7.01     67,467    8.53
 Construction ...........       1,538    0.11        1,598     0.14        1,205     0.12         2,490     0.26      1,750    0.22
                           ----------  ------   ----------   ------   ----------   ------    ----------   ------   --------  ------
   Total mortgage loans .   1,394,939   99.23    1,144,318    98.94      993,242    98.62       936,716    98.56    774,405   97.95
                           ----------  ------   ----------   ------   ----------   ------    ----------   ------   --------  ------
 Other loans:
 Cooperative apartment ..       5,041    0.36        5,764     0.50        6,684     0.66         7,238     0.76      7,429    0.94
 Home equity ............       2,386    0.17        2,819     0.24        3,069     0.31         3,352     0.35      3,338    0.42
 Student ................           8    0.00           24     0.00          116     0.01           241     0.03      3,011    0.38
 Passbook savings .......         312    0.02          375     0.03          470     0.05           691     0.07        989    0.13
 Other ..................       3,048    0.22        3,293     0.29        3,522     0.35         2,171     0.23      1,474    0.19
                           ----------  ------   ----------   ------   ----------   ------    ----------   ------   --------  ------
  Total other loans .....      10,795    0.77       12,275     1.06       13,861     1.38        13,693     1.44     16,241    2.05
                           ----------  ------   ----------   ------   ----------   ------    ----------   ------   --------  ------
  Total loans ...........   1,405,734  100.00%   1,156,593   100.00%   1,007,103   100.00%      950,409   100.00%   790,646  100.00%
                           ==========  ======   ==========   ======   ==========   ======    ==========   ======   ========  ======
Less:
Unearned discounts ......          19                   24                    29                     42                  63
Net deferred loan
 origination fees .......       1,281                1,058                   912                  1,549               1,249
Allowance for loan losses       9,431                9,359                11,359                 11,268              10,320
                           ----------           ----------            ----------             ----------            --------
Loans, net ..............  $1,395,003           $1,146,152            $  994,803               $937,550            $779,014
                           ==========           ==========            ==========             ==========            ========

E:  SECURITIES, MONEY MARKET INVESTMENTS, AND MORTGAGE-BACKED SECURITIES

The following table sets forth certain information regarding the carrying and market values of the Bank's securities, money market investments, and mortgage-backed securities portfolios at the dates indicated:

                                                                       At December 31,
                                                                       ---------------
                                             1997                           1996                            1995
                                             ----                           ----                            ----
                                  Carrying          Market        Carrying         Market         Carrying         Market
(dollars in thousands)              Value           Value           Value           Value           Value           Value
                                   -------         -------         -------         -------         -------         -------
Securities:
 U.S.Government and
  agency obligations ......         $78,279         $78,345         $76,121         $76,064         $68,126         $68,226
 Equity securities ........          19,274          19,339          10,374          10,419           9,890           9,925
                                    -------         -------         -------         -------         -------         -------
 Total securities .........         $97,553         $97,684         $86,495         $86,483         $78,016         $78,151
                                    =======         =======         =======         =======         =======         =======

Money market investments:
 Federal funds sold .......         $ 6,000         $ 6,000         $ 7,000         $ 7,000         $13,650         $13,650
                                    -------         -------         -------         -------         -------         -------
 Total money market
   investments ............         $ 6,000         $ 6,000         $ 7,000         $ 7,000         $13,650         $13,650
                                    =======         =======         =======         =======         =======         =======

Mortgage-backed securities:
 GNMA .....................         $20,069         $20,789         $23,569         $23,962         $27,914         $28,562
 FHLMC ....................          29,712          29,830          50,163          50,230          64,954          64,912
                                    -------         -------         -------         -------         -------         -------

 Total mortgage-backed
  securities ..............         $49,781         $50,619         $73,732         $74,192         $92,868         $93,474
                                    =======         =======         =======         =======         =======         =======

ITEM 2. PROPERTIES

      The Bank conducts its business through ten full-service offices, and two customer service centers and one mortgage service center. The Bank's main office is located at 38-25 Main Street, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                            Date        Lease
                                                              Leased or   Leased or   Expiration      Net Book Value at
                                                               Owned      Acquired       Date         December 31, 1997
                                                               -----      --------       ----         -----------------
     Main Office(1)................................            Owned        1911           --             $1,820,675
     38-25 Main Street
     Flushing, NY 11354

     Corona Branch.................................            Owned        1923           --                163,722
     37-97 103rd Street
     Corona, NY 11368

     Little Neck Branch............................            Owned        1946           --                 53,108
     251-31 Northern Blvd.
     Little Neck, NY 11363

     Kew Gardens Hills Branch......................            Owned        1948           --                125,425
     75-44 Main Street
     Kew Gardens Hills, NY 11367

     Jackson Heights Branch........................           Leased        1974          2023               480,202
     76-02 Northern Blvd.
     Jackson Heights, NY 11372

     Astoria Branch(2).............................           Leased        1993          2018               134,854
     31-42 Steinway Street
     Astoria, NY 11103

     Fresh Meadows Branch..........................           Leased        1995          2010                84,894
     61-49 188th Street
     Fresh Meadows, NY  11365

     College Point Branch..........................           Leased        1996          2021                 6,501
     15-01 College Point Blvd.
     College Point, NY  11356

     Murray Hill Branch............................           Leased        1997          2007                31,590
     156-18 Northern Blvd.
     Flushing, NY 11354

     Plainview Branch..............................            Owned        1974           --                306,603
     1092 Old Country Road
     Plainview, NY 11803

     Mortgage Service Center(3)....................            Owned        1991           --              4,636,475
     158-14 Northern Blvd.
     Flushing, NY 11354

     Auburndale Customer Service Center............           Leased        1996          2006                 7,463
     193-01 Northern Blvd.
     Flushing, NY  11358

     Ditmars Service Center........................           Leased        1996          2005                15,943
     31-09 Ditmars Blvd.
     Astoria, NY  11105

     ---------------

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

      Information regarding the Company's common stock and its price for the 1997 fiscal year appears on page 24 of the 1997 Annual Report under the caption "Market Price of Common Stock and Dividends Declared per Common Share" and is incorporated herein by this reference.

      As of March 6, 1998 the Company had approximately 700 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

ITEM 6.  SELECTED FINANCIAL DATA

      Information regarding selected financial data appears on page 1 of the 1997 Annual Report under the caption "Financial Highlights" and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 7 through 23 of the 1997 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding quantitative and qualitative disclosures about market risk appears on pages 12 through 13 of the 1997 Annual Report under the caption "Interest Rate Sensitivity" and is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information regarding the financial statements and the Independent Auditors' Report appears on pages 25 through 48 of the 1997 Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant appears on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, under the caption "Information with Respect to Nominees and Continuing Directors" and is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears on page 16 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, and is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

Information regarding security ownership of management appears on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, under the caption "Information with Respect to the Nominees, Continuing Directors, and Executive Officers" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears on page 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 under the caption "Transactions with Certain Related Persons" and is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

      The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 and are incorporated by this reference:

      -     Consolidated Statements of Condition at December 31,1997 and 1996;

      - Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1997;

      - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1997;

      - Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997;

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

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1997

        On November 20, 1997, the Company filed a Current Report on Form 8-K regarding the date of the Company's 1998 Annual Meeting of Shareholders and the related date of record.

(c)  EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

      Exhibit
      Number
      ------
      3.1   Certificate of Incorporation of Queens County Bancorp, Inc.(1)

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

      10.12 Incentive Savings Plan of Queens County Savings Bank (3)

      10.13 Retirement Plan of Queens County Savings Bank (1)

      10.14 Supplemental Benefits Plan of Queens County Savings Bank (4)

      10.15 Excess Retirement Benefits Plan of Queens County Savings Bank (1)

      10.16 Queens County Savings Bank Directors' Deferred Fee Stock Unit Plan

      10.17 Queens County Bancorp, Inc. 1997 Stock Option Plan (5)

      11.0  Statement Re: Computation of Per Share Earnings

      13.0  1997 Annual Report to Shareholders

      21.0 Subsidiaries information incorporated herein by reference to Part I, "Subsidiaries"

      23.0  Consent of KPMG Peat Marwick, LLP, dated March 17, 1998

      99.0 Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998


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

(4) Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 1995.

(5) Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Queens County Bancorp, Inc.
                             ---------------------------
                                    (Registrant)

                              /s/Joseph R. Ficalora             03/17/98
                              ----------------------------      --------
                                 Joseph R. Ficalora
                                 Chairman, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Joseph R. Ficalora                       03/17/98                  /s/ Robert Wann                                    03/17/98
-----------------------------------          --------                  --------------------------------------------       --------
    Joseph R. Ficalora                                                     Robert Wann
    Chairman, President, and                                               Senior Vice President, Comptroller, and
    Chief Executive Officer                                                Chief Financial Officer (Principal
    (Principal Executive Officer)                                          Financial and Accounting Officer)


/s/ Harold E. Johnson                        03/17/98                  /s/ Donald M. Blake                                03/17/98
-----------------------------------          --------                  --------------------------------------------       --------
    Harold E. Johnson                                                      Donald M. Blake
    Director                                                               Director


/s/ Luke D. Lynch                            03/17/98                  /s/ Max L. Kupferberg                              03/17/98
-----------------------------------          --------                  --------------------------------------------       --------
     Luke D. Lynch                                                         Max L. Kupferberg
     Director                                                              Director


/s/ Henry E. Froebel                         03/17/98                  /s/ Howard C. Miller                                 03/17/98
-----------------------------------          --------                  --------------------------------------------       --------
    Henry E. Froebel                                                       Howard C. Miller
    Director                                                               Director


/s/ Joseph G. Chisholm                       03/17/98                  /s/ Dominick Ciampa                                 03/17/98
-----------------------------------          --------                  --------------------------------------------       --------
    Joseph  G. Chisholm                                                     Dominick Ciampa
    Director                                                                Director

/s/ Richard H O'Neill                        03/17/98
-----------------------------------          --------
    Richard H. O'Neill
    Director

                                EXHIBIT INEDX
                                --------------
      Exhibit
      Number
      ------

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

      10.12 Incentive Savings Plan of Queens County Savings Bank (3)

      10.13 Retirement Plan of Queens County Savings Bank (1)

      10.14 Supplemental Benefits Plan of Queens County Savings Bank (4)

      10.15 Excess Retirement Benefits Plan of Queens County Savings Bank (1)

      10.16 Queens County Savings Bank Directors' Deferred Fee Stock Unit Plan

      10.17 Queens County Bancorp, Inc. 1997 Stock Option Plan (5)

      11.0  Statement Re: Computation of Per Share Earnings

      13.0  1997 Annual Report to Shareholders

      21.0 Subsidiaries information incorporated herein by reference to Part I, "Subsidiaries"

      23.0  Consent of KPMG Peat Marwick, LLP, dated March 17, 1998

      99.0 Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998


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

(4) Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 1995.

(5) Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.