Form 10-Q
period 1998-03-31
QUEENS COUNTY BANCORP INC
filed 1998-05-14
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


                                   14,942,511
                         Number of shares outstanding at
                                  May 11, 1998

                      QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        THREE MONTHS ENDED MARCH 31, 1998

INDEX                                                             PAGE NO.
-----                                                             --------
PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

      Consolidated Statements of Condition as of

      March 31, 1998 (unaudited) and December 31, 1997               1

      Consolidated Statements of Income and Comprehensive
      Income for the Three Months Ended March 31, 1998
      and 1997 (unaudited)                                           2

      Consolidated Statement of Changes in Stockholders'
       Equity for the Three Months Ended March 31, 1998
       (unaudited)                                                   3

      Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 1998 and 1997
       (unaudited)                                                   4

      Notes to Unaudited Consolidated Financial Statements           5

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 7

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                18
       ABOUT MARKET RISK




PART II.    OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS                                       19

Item 2.     CHANGES IN SECURITIES                                   19

Item 3.     DEFAULTS UPON SENIOR SECURITIES                         19

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     19


Item 5.     OTHER INFORMATION                                       20

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                        20


SIGNATURES                                                          21

EXHIBITS                                                            22

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)




                                                                         March 31,                December 31,
                                                                           1998                       1997
                                                                        (unaudited)
                                                                        ----------                 ----------
Assets

Cash and due from banks                                                 $   20,309                 $   16,733
Money market investments                                                     8,000                      6,000
Securities held to maturity (estimated market value of
  $102,106 and $95,067, respectively)                                      102,321                     94,936
Mortgage-backed securities held to maturity (estimated market
  value of $46,903 and $50,619, respectively)                               46,088                     49,781
Securities available for sale                                                3,717                      2,617
Mortgage loans:
  1-4 family                                                               212,033                    224,287
  Multi-family                                                           1,129,458                  1,107,374
  Commercial real estate                                                    61,405                     61,740
  Construction                                                               1,341                      1,538
                                                                        ----------                 ----------
Total mortgage loans                                                     1,404,237                  1,394,939
Other loans                                                                 10,558                     10,795
Less: Unearned loan fees                                                      (981)                    (1,300)
      Allowance for loan losses                                             (9,431)                    (9,431)
                                                                        ----------                 ----------
Loans, net                                                               1,404,383                  1,395,003
Premises and equipment, net                                                 10,607                     10,782
Deferred tax asset, net                                                      5,011                      5,514
Other assets                                                                22,031                     21,903
                                                                        ----------                 ----------
Total assets                                                            $1,622,467                 $1,603,269
                                                                        ==========                 ==========
Liabilities and Stockholders' Equity
Deposits:
  NOW and money market accounts                                         $   70,541                 $   67,894
  Savings accounts                                                         270,270                    268,133
  Certificates of deposit                                                  676,902                    703,948
  Non-interest-bearing accounts                                             30,375                     29,186
                                                                        ----------                 ----------
Total deposits                                                           1,048,088                  1,069,161
                                                                        ----------                 ----------
Official checks outstanding                                                 19,077                     29,440
FHLB borrowings                                                            351,721                    309,664
Accounts payable and accrued expenses                                        2,125                      1,857
Mortgagors' escrow                                                          23,064                     10,690
Other liabilities                                                            8,899                     11,942
                                                                        ----------                 ----------
Total liabilities                                                        1,452,974                  1,432,754
                                                                        ----------                 ----------
Stockholders' equity:
  Preferred stock at par $0.01 (5,000,000 shares
    authorized; none issued)                                                    --                         --
  Common stock at par $0.01 (30,000,000 shares
    authorized; 20,647,233 shares issued;
    14,921,967 and 14,912,791 shares outstanding
    at March 31, 1998 and December 31, 1997, respectively)                     206                        206
Paid-in capital in excess of par                                           129,429                    125,000
Retained earnings (substantially restricted)                               162,828                    166,230
Less: Treasury stock (5,725,266 and 5,734,442 shares,
      respectively)                                                       (106,266)                  (104,148)
      Unallocated common stock held by ESOP                                (13,336)                   (13,526)
      Common stock held by SERP                                             (2,867)                    (2,492)
      Unearned common stock held by RRPs                                      (627)                      (812)
Net unrealized appreciation in securities, net of tax                          126                         57
                                                                        ----------                 ----------
Total stockholders' equity                                                 169,493                    170,515
                                                                        ----------                 ----------
Total liabilities and stockholders' equity                              $1,622,467                 $1,603,269
                                                                        ==========                 ==========

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                         FOR THE
                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 -----------------------
                                                   1998           1997
                                                 --------       --------
INTEREST INCOME:
   Mortgage and other loans                       $30,007        $24,789
   Securities held to maturity                      1,605          1,164
   Mortgage-backed securities held to maturity        753          1,092
   Money market investments                           116             60
                                                  -------        -------
Total interest income                              32,481         27,105
                                                  -------        -------

INTEREST EXPENSE:
   NOW and money market accounts                      519            470
   Savings accounts                                 1,576          1,633
   Certificates of deposit                          9,112          8,618
   FHLB borrowings                                  4,725          1,187
   Mortgagors' escrow                                  18             10
                                                  -------        -------
Total interest expense                             15,950         11,918
                                                  -------        -------
      Net interest income                          16,531         15,187
Provision for loan losses                              --             --
                                                  -------        -------
      Net interest income after
        provision for loan losses                  16,531         15,187
                                                  -------        -------

OTHER OPERATING INCOME:
   Fee income                                         405            279
   Other                                              152             25
                                                  -------        -------
Total other operating income                          557            304
                                                  -------        -------

OPERATING EXPENSE:
   Compensation and benefits(1)                     4,714          4,548
   Occupancy and equipment                            672            669
   General and administrative                       1,164          1,139
   Other                                              122            156
                                                  -------        -------
Total operating expense                             6,672          6,512
                                                  -------        -------

Income before income taxes                         10,416          8,979
Income tax expense (2)                              4,161          1,847(3)
                                                  -------        -------
      NET INCOME                                    6,255          7,132
                                                  -------        -------
Other comprehensive income, net of tax:
   Unrealized gain on securities                       69             --
                                                  -------        -------
      Comprehensive income                        $ 6,324        $ 7,132
                                                  =======        =======

      EARNINGS PER SHARE                            $0.49          $0.48(3,4)
      DILUTED EARNINGS PER SHARE                    $0.46          $0.45(3,4)


(1)  Includes non-cash items of $1.668 million and $1.589 million, respectively.
(2)  Includes non-cash items of $3.136 million and $416,000, respectively.
(3)  Includes the recapture of a $1.3 million tax benefit.
(4)  Reflects shares issued as a result of the 3-for-2 stock splits on April
     10, 1997 and October 1, 1997.

     See accompanying notes to financial statements

                  QUEENS COUNTY BANCORP, INC., AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   THREE MONTHS ENDED
                                                       MARCH 31, 1998
(IN THOUSANDS)                                           (UNAUDITED)
----------------------------------------------------------------------
COMMON STOCK (PAR VALUE: $0.01):
     Balance at beginning of year                        $     206
     Shares issued                                              --
                                                         ---------
     Balance at end of period                                  206
                                                         ---------

PAID-IN CAPITAL IN EXCESS OF PAR:
     Balance at beginning of year                          125,000
     Tax benefit effect on stock plans                       3,136
     Common stock acquired by SERP                             375
     Allocation of ESOP stock                                  918
                                                         ---------
     Balance at end of period                              129,429
                                                         ---------

RETAINED EARNINGS:
     Balance at beginning of year                          166,230
     Net income                                              6,255
     Dividends paid on common stock                         (2,577)
     Exercise of stock options (541,292 shares)             (7,080)
                                                         ---------
     Balance at end of period                              162,828
                                                         ---------

TREASURY STOCK:
     Balance at beginning of year                         (104,148)
     Purchase of common stock (271,721 shares)             (10,190)
     Common stock acquired by SERP                             375
     Exercise of stock options (541,292 shares)              7,697
                                                         ---------
     Balance at end of period                             (106,266)

EMPLOYEE STOCK OWNERSHIP PLAN:
     Balance at beginning of year                          (13,526)
     Allocation of ESOP stock                                  190
                                                         ---------
     Balance at end of period                              (13,336)
                                                         ---------

SERP PLAN:
     Balance at beginning of year                           (2,492)
     Common stock acquired by SERP                            (375)
                                                         ---------
     Balance at end of period                               (2,867)
                                                         ---------

RECOGNITION AND RETENTION PLANS:
     Balance at beginning of year                             (812)
     Earned portion of RRPs                                    185
                                                         ---------
     Balance at end of period                                 (627)
                                                         ---------

NET UNREALIZED APPRECIATION IN SECURITIES,
  NET OF TAX:
     Balance at beginning of year                               57
     Net unrealized appreciation in securities,
       net of tax                                               69
                                                         ---------
     Balance at end of year                                    126
                                                         ---------

TOTAL STOCKHOLDERS' EQUITY                                $169,493
                                                         =========

See accompanying notes to financial statements

                  QUEENS COUNTY BANCORP, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Three Months Ended
                                                                                                   March 31,
(in thousands)                                                                               1998              1997
                                                                                                  (unaudited)
_______________________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $  6,255          $  7,132
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                               240               231
      Amortization of premiums, net                                                                37                80
      Amortization of net deferred loan origination fees                                          319               113
      Net gain on redemption of securities and mortgage-backed securities                         (80)               (1)
      Net gain on sale of foreclosed real estate                                                  (36)               (1)
      Tax benefit effect on stock plans                                                         3,136               416
      Earned portion of RRPs                                                                      185               158
      Earned portion of ESOP                                                                    1,108             1,133
   Changes in assets and liabilities:
      Decrease (increase) in deferred income taxes                                                503            (2,247)
      Increase in other assets                                                                   (128)           (1,855)
      Increase in accounts payable and accrued expenses                                           268               927
      Decrease in official checks outstanding                                                 (10,363)          (15,800)
      (Decrease) increase in other liabilities                                                 (3,043)            1,052
                                                                                             --------          --------
Total adjustments                                                                              (7,854)          (15,794)
                                                                                             --------          --------
Net cash used in operating activities                                                          (1,599)           (8,662)
                                                                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from redemption of mortgage-backed securities held to maturity                     16,947            15,505
   Proceeds from maturity of securities held to maturity                                       14,000            16,000
   Purchase of securities held to maturity                                                    (34,597)          (17,258)
   Purchase of securities available for sale                                                     (971)               --
   Net increase in loans                                                                      (16,505)          (26,771)
   Proceeds from sale of loans and foreclosed real estate                                       7,161               391
   Purchase of premises and equipment, net                                                        (65)             (295)
                                                                                             --------          --------
Net cash used in investing activities                                                         (14,030)          (12,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in mortgagors' escrow                                                          12,374            10,867
   Net decrease in deposits                                                                   (21,073)           (1,327)
   Net increase in FHLB borrowings                                                             42,057            24,631
   Cash dividends paid and options exercised, net                                             (10,035)           (2,684)
   Purchase of Treasury stock, net of stock options exercised
    and shares acquired by SERP                                                                (2,118)          (11,866)
                                                                                             --------          --------
Net cash provided by financing activities                                                      21,205            19,621
                                                                                             --------          --------
Net decrease in cash and cash equivalents                                                       5,576            (1,469)
Cash and cash equivalents at beginning of period                                               22,733            21,045
                                                                                             --------          --------
Cash and cash equivalents at end of period                                                   $ 28,309          $ 19,576
                                                                                             ========          ========
Supplemental information:
   Cash paid for:
      Interest                                                                               $ 15,883          $ 11,903
      Income taxes                                                                                309             2,417
Transfers to foreclosed real estate from loans                                                    772                --
Transfers to real estate held for investment from foreclosed real estate                          408                --

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

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for all of 1998.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders and SEC Form 10-K.

NOTE 2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 requires that a public business enterprise report both financial and descriptive information about its reportable operating segments.

Operating segments are components of an enterprise about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires a reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the amounts in the enterprise's financial statements. SFAS No. 131 also requires an enterprise to report descriptive information about the way the operating segments are determined, the products and services provided by the operating segments, and any differences between the measurements used for segment reporting and financial statement reporting. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with comparative information for earlier years to be restated in the initial year of application. Management is currently assessing the financial implication of implementing SFAS No. 131 and believes that its adoption will not have a material adverse effect on the Company.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS

In February 1998, the FASB established SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This statement revises employers' disclosures about pension and other post-retirement benefit plans; it does not change the measurement or recognition of those plans. The statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of SFAS No. 132 upon its financial statements.

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

On April 21, 1998, the Board of Directors declared a 25 cents per share dividend, up 25% from the 20 cents per share paid in the first quarter of the year. The dividend will be payable on May 15, 1998 to shareholders of record at the close of business on May 1st.

BALANCE SHEET SUMMARY

At March 31, 1998, the Company recorded total assets of $1.6 billion, up $19.2 million from the December 31, 1997 amount. The increase stemmed from a $9.3 million rise in mortgage loans outstanding to $1.4 billion, together with a $7.4 million increase in securities held to maturity to $102.3 million, a $2.0 million increase in money market investments to $8.0 million, and a $1.1 million increase in securities available for sale to $3.7 million. These increases offset a $3.7 million reduction in mortgage-backed securities held to maturity to $46.1 million and a $237,000 drop in other loans to $10.6 million.

The growth in mortgage loans stemmed from a $22.1 million rise in multi-family mortgage loans outstanding to $1.1 billion, representing 80.4% of the total mortgage loan portfolio at the current quarter's end. The increase in multi-family mortgage loans was offset by declines in the portfolios of one-to-four family, commercial real estate, and construction loans, consistent with the Company's experience since 1995. First quarter mortgage originations totaled $99.4 million, including $94.9 million in loans secured by multi-family buildings; of these, $7.1 million were sold with servicing rights retained.

The quality of the Company's assets remained solid, with no net charge-offs being recorded for the eleventh consecutive quarter, and the level of non-performing loans declining to $7.1 million, or 0.50% of loans, net, at March 31, 1998, from $7.7 million, or 0.55% of loans, net, at December 31, 1997. Non-performing assets totaled $8.9 million, or 0.55% of total assets, as compared to $8.7 million, or 0.54%, at year-end 1997, the net effect of the $629,000 decline in non-performing loans and a $772,000 increase in foreclosed real estate to $1.8 million. The allowance for loan losses totaled $9.4 million, consistent with the December 31, 1997 level, representing 133.53% of non-performing loans and 0.67% of loans, net.

Deposits totaled $1.0 billion at March 31, 1998, down $21.1 million from the year-end 1997 amount. The decrease reflects a $27.0 million decline in the balance of certificates of deposit ("CDs") to $676.9 million, offset by higher balances in the Company's lower-cost depository accounts. Specifically, savings accounts grew $2.1 million to $270.3 million at the close of the current first quarter, while NOW and money market accounts grew $2.6 million to $70.5 million and non-interest-bearing accounts grew $1.2 million to $30.4 million. Additional funding was derived from the Company's Federal Home Loan Bank of New York ("FHLB") line of credit; FHLB borrowings totaled $351.7 million at March 31, 1998, up from $309.7 million at December 31, 1997.

Stockholders' equity totaled $169.5 million at the close of the current first quarter, representing 10.10% of total assets and a book value of $13.11 per share, based on 12,928,941 shares. At year-end 1997, stockholders' equity totaled $170.5 million, representing 10.64% of total assets and a book value of $13.23 per share, based on 12,891,389 shares. Reflected in the 1998 amount is the allocation of $10.2 million toward the repurchase of 271,721 shares over the course of the quarter, as well as cash earnings of $11.5 million less dividends paid of $3.0 million.

At March 31, 1998, both the Company and the Bank continued to exceed the minimum regulatory capital requirements set forth by the Federal government.

LOANS

At March 31, 1998, the Company recorded mortgage loans of $1.4 billion, up $9.3 million from the level at December 31, 1997. The increase stemmed from a $22.1 million rise in multi-family mortgage loans to $1.1 billion, offset by declines of $12.3 million, $335,000, and $197,000, respectively, in the portfolios of one-to-four family, commercial real estate, and construction loans to $212.0 million, $61.4 million, and $1.3 million.

Heightened competition and the flattened yield curve notwithstanding, first quarter 1998 mortgage originations totaled $99.4 million, as compared to $59.3 million in the first quarter of 1997. Included in the 1998 amount were multi-family mortgage loan originations of $94.9 million, representing 95.9% of total mortgage originations year-to-date. In the first quarter of 1997, the Company originated $53.5 million in multi-family mortgage loans.

Since 1996, the majority of the Company's multi-family mortgage loan originations have featured a fixed rate of interest in the first five years of the mortgage and an adjustable rate of interest in each of years six through ten. Prior to 1996, the majority of the Company's multi-family mortgage originations featured an annual rate increase of 50 basis points in the first five years of the mortgage, regardless of the direction of market interest rates. At March 31, 1998, $306.6 million, or 28.2%, of the multi-family portfolio consisted of loans that feature this step-up rate of interest, with $67.2 million, $47.4 million, $94.7 million, and $97.3 million due to reprice upward, respectively, over the next four quarters.

While the current rate environment has intensified the competition for product, the Company entered the second quarter of 1998 with $110 million in mortgage loans in the pipeline. However, the Company's ability to close these loans, and its desire to produce a volume of loans consistent with prior-year levels going forward, may be adversely impacted by the rate environment and by increased competition from other area banks.

In addition to mortgage loans, the Company originates a modest volume of consumer loans, recorded as "other loans" on the balance sheet. At March 31, 1998, the portfolio of other loans totaled $10.6 million, down from $10.8 million at December 31, 1997.

ASSET QUALITY

The integrity of the Company's loan portfolio was maintained in the current first quarter, with no net charge-offs being recorded for the eleventh consecutive quarter, and the level of non-performing loans declining $629,000 from the level at year-end 1997. Specifically, non-performing loans decreased to $7.1 million, or 0.50% of loans, net, at March 31, 1998, from $7.7 million, or 0.55% of loans, net, at December 31st. The decrease was the net effect of an $816,000 reduction in mortgage loans in foreclosure to $5.3 million, consisting of 37 properties, and a $187,000 rise in loans 90 days or more delinquent to $1.8 million, consisting of 25 properties.

Foreclosed real estate, comprised of one commercial real estate parcel and six residential properties, totaled $1.8 million, up from $1.0 million at December 31, 1997. As a result, non-performing assets totaled $8.9 million at the close of the current first quarter, representing 0.55% of total assets, as compared to $8.7 million, or 0.54% of total assets, at year-end 1997. The Company's multi-family mortgage loans continued to be fully performing at March 31, 1998.

The Company also has certain real estate investments which are included in "other assets" on the balance sheet and which consisted of 16 properties totaling $1.9 million at March 31, 1998. Each of the properties has been profitably rented; the portfolio is currently providing a 7.8% rate of return.

In the absence of any net charge-offs and any provision for loan losses, the allowance for loan losses totaled $9.4 million at March 31, 1998, consistent with the level at December 31st. The $9.4 million was equivalent to 133.53% of non-performing loans and 0.67% of loans, net, at the close of the current first quarter, and 661.36% of accumulated net charge-offs for the eleven years ended March 31, 1998.

For additional information, see the Asset Quality Analysis that follows and the discussion of the loan loss provision on page 17 of this report.

     ASSET QUALITY ANALYSIS

                                           At or for the         At or for the
                                        Three Months Ended    Three Months Ended
                                            March 31,            December 31,
                                             1998                  1997

(dollars in thousands)                     (unaudited)
--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period               $ 9,431             $ 9,359
Loan charge-offs                                  -                   -
Loan recoveries                                   -                   72
                                             -------             -------
Net recoveries                                    -                   72
                                             -------             -------
Provision for loan losses                    $ 9,431             $ 9,431
                                             =======             =======
NON-PERFORMING ASSETS AT PERIOD-END:
Mortgage loans in foreclosure                  5,305               6,121
Loans 90 days or more delinquent               1,758               1,571
                                             -------             -------
Total non-performing loans                     7,063               7,692
Foreclosed real estate                         1,802               1,030
                                             -------             -------
Total non-performing assets                  $ 8,865             $ 8,722
                                             =======             =======
RATIOS:
Non-performing loans to loans,net               0.50%               0.55%
Non-performing assets to total assets           0.55                0.54
Allowance for loan losses to
  non-performing loans                        133.53              122.61
Allowance for loan losses to loans, net         0.67                0.68
Allowance for loan losses to net accumulated
  charge-offs for the past 11 years           661.36              661.36

SECURITIES HELD TO MATURITY, SECURITIES AVAILABLE FOR SALE, AND MONEY MARKET INVESTMENTS

To supplement its investments in mortgage loan originations, the Company also invests in short-term securities in the form of U.S Government agency obligations and Treasuries, all of which are held to maturity. In addition, the Company maintains a portfolio of money market investments, and has recently started investing in equity securities, which are classified as "available for sale."

At March 31, 1998, the portfolio of securities held to maturity rose to $102.3 million, from $94.9 million at December 31, 1997. Included in the 1998 amount were U.S. government agency obligations of $77.3 million (as compared to $64.0 million, the year-end 1997 level) and U.S. Treasuries of $7.0 million (as compared to $14.3 million at year-end); the balance primarily consisted of FHLB stock. The average maturity of the portfolio at March 31, 1998 was 1.2 years, comparable to the average at December 31st. The market values of securities held to maturity were $102.1 million and $95.1 million, at March 31, 1998 and December 31, 1997, representing 99.8% and 100.1% of carrying value at the respective dates.

In the fourth quarter of 1997, the Company began to invest selectively in certain equity securities, and continued to do so in the first quarter of 1998. At March 31st, securities available for sale totaled $3.7 million, up $1.1 million from the level recorded at year-end 1997.

The Company's portfolio of money market investments also increased in the first quarter, totaling $8.0 million at March 31, 1998, up from $6.0 million at December 31, 1997.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Reflecting prepayments and the absence of any new investments since 1994's first quarter, the portfolio of mortgage-backed securities held to maturity declined to $46.1 million at March 31, 1998 from $49.8 million at December 31, 1997. The Company classifies all mortgage-backed securities as "held to maturity;" the average maturity of the portfolio was 2.1 years at the current first quarter's end.

At March 31, 1998 and December 31, 1997, the market values of the Company's mortgage-backed securities were $46.9 million and $50.6 million, representing 101.8% and 101.7% of carrying value at the respective dates.

SOURCES OF FUNDS

The Company's funding is primarily derived from the deposits its gathers, together with loan interest and principal payments, and the interest and maturity of securities investments. In the past two years, the Company has increasingly drawn on its FHLB line of credit to fund the growth in mortgage loans outstanding. At March 31, 1998, the Company's FHLB line of credit totaled $486.7 million; borrowings at that date amounted to $351.7 million, exceeding the year-end 1997 level by $42.1 million.

Deposits totaled $1.0 billion at the close of the current first quarter, down $21.1 million from the level recorded at December 31st. Included in the March 31st amount were CDs of $676.9 million, representing 64.6% of total deposits, down from $703.9 million, which represented 65.8% of total deposits at year-end. At March 31, 1998, the volume of CDs due to mature within one year of said date was $528.4 million; the percentage of maturing CDs rolling over with the Bank in the twelve months ended March 31, 1998 was 86.8%.

The drop in CDs was paralleled by an increase in the balances of the Company's shorter-term depository products, a reflection of both the current rate environment and of management's pricing strategy. Savings accounts rose $2.1 million to $270.3 million, representing 25.8% of total deposits, as compared to 25.1% at December 31st. NOW and money market accounts rose $2.6 million to $70.5 million, representing 6.7% of total deposits, as compared to 6.4% at the trailing quarter-end. In addition, the Company continued to experience an increase in non-interest-bearing deposits, which rose $1.2 million to $30.4 million from the year-end 1997 amount.

To enhance its funding, two initiatives were commenced by the Company in the first quarter of 1998. One was the development of a "Mobile Teller" program in cooperation with Queens College in Fresh Meadows. Under this program, a branch manager and customer service representative will visit the College on a regular basis, opening new accounts and answering students' questions about their financial needs. The Bank also plans to install an ATM at the College and anticipates processing approximately 5,000 transactions per month, thus boosting other operating income. In the second initiative, the Company was negotiating to acquire $40 million in deposits from a local institution. As of this date, such negotiations have been discontinued.

INTEREST RATE SENSITIVITY

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is matching the interest rate sensitivity of the Company's assets and liabilities in order to manage its interest rate risk.

In order to enhance this match, management has traditionally emphasized the origination of adjustable rate mortgage loans on multi-family buildings and one-to-four family houses, and has generally confined its other investments to short-term securities. On the liability side of the balance sheet, management closely monitors the pricing of its depository products and has limited its use of FHLB borrowings except when market conditions have been especially conducive to mortgage loan production.

While a significant portion of the loan portfolio still features annual rate adjustments, the majority of multi-family mortgage originations since 1996, as previously stated, have featured a fixed rate of interest for the first five years of the loan. At the same time, the Company has increasingly utilized higher cost CDs and FHLB borrowings as its primary sources of funding. As a result, the Company's cumulative gap between the Company's interest rate sensitive assets and interest rate sensitive liabilities repricing within a one-year period was a negative 15.31% at March 31, 1998. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Thus, more interest rate sensitive liabilities than interest rate sensitive assets will be subject to repricing as a result of changes in market interest rates.

LIQUIDITY AND CAPITAL POSITION

LIQUIDITY

To ensure that its liquid resources are sufficient to fund its operations and obligations, the Company maintains a portfolio of liquid money market investments and another of short-term securities held to maturity. These portfolios were supplemented by the classification of another $3.7 million in securities as available for sale at March 31, 1998.

Money market investments, together with cash and due from banks, are the Company's most liquid assets, with a collective total of $28.3 million and $22.7 million, respectively, at March 31, 1998 and December 31, 1997. Securities held to maturity totaled $102.3 million at March 31st, up from the year-end $94.9 million, and included U.S. government agency obligations of $77.3 million and U.S. Treasuries of $7.0 million.

Funding for the Company's investments stemmed primarily from FHLB advances; at March 31, 1998, the available line of credit totaled $486.7 million; additional funds were available from a $10.0 million line of credit with a money center bank.

The Bank's cash flows are derived from operating, investing, and financing activities. In the three months ended March 31, 1998 and 1997, the net cash used in operating activities respectively totaled $1.6 million and $8.7 million. The $7.1 million difference stemmed from a combination of factors, including a $503,000 decrease in deferred income taxes versus a $2.2 million increase in the year-earlier quarter; a $128,000 increase in other assets versus a $1.9 million increase; a $10.4 million decrease in official checks outstanding versus a $15.8 million decrease; and a $3.0 million decrease in other liabilities versus a $1.1 million increase. In addition, the tax benefit effect on stock-related benefit plans grew to $3.1 million in 1998's first quarter from the year-earlier $416,000, reflecting the exercise of 541,292 stock options during the current three-month period.

The net cash used in investing activities rose to $14.0 million from $12.4 million, reflecting a $17.4 million increase in funds used to purchase securities held to maturity to $34.6 million, offsetting a $10.3 million reduction in the net increase in loans to $16.5 million. In addition, the $1.6 million rise in net cash used in investing activities reflects a $6.8 million increase in proceeds from the sale of loans and foreclosed real estate to $7.2 million from the year-earlier $391,000; a $1.4 million increase in proceeds from redemptions of mortgage-backed securities to $16.9 million from $15.5 million; and a $2.0 million decline in proceeds from maturities of securities to $14.0 million from $16.0 million. Furthermore, the Company allocated $971,000 for the purchase of securities available for sale in the current year's first quarter; no such securities were purchased in the first quarter of 1997.

The net cash provided by financing activities rose to $21.2 million from the year-earlier $19.6 million, as the increase in FHLB borrowings rose $17.4 million to $42.1 million, and the net decrease in deposits rose $19.7 million to $21.1 million. In addition, cash dividends paid and options exercised rose $7.4 million to $10.0 million, while funds used to purchase Treasury stock, net of options exercised and shares acquired by the Company's SERP, dropped $9.7 million to $2.1 million.

CAPITAL

Stockholders' equity totaled $169.5 million at March 31, 1998, representing 10.10% of total assets and a book value of $13.11 per share, based on 12,928,941 shares, the number of shares outstanding less unallocated ESOP shares. At December 31, 1997, stockholders' equity totaled $170.5 million, representing 10.64% of total assets and a book value of $13.23 per share, based on 12,891,389 shares.

The $1.0 million difference reflects the allocation of $10.2 million toward the repurchase of 271,721 shares in the current first quarter, leaving 473,690 shares available for repurchase at March 31, 1998. The exercise of 541,292 options resulted in the net issuance of 280,895 shares of common stock in the first three months of 1998. Also reflected in stockholders' equity at March 31st are cash earnings of $11.5 million ($6.3 million in net income plus $5.2 million in non-cash items that were added back to capital), less dividends paid of $3.0 million.

The Company's capital strength is further reflected in the excess of its regulatory capital ratios, on a consolidated basis, over the minimum levels required by the Federal Reserve Board. In addition, the Bank continued to exceed the requirements for classification as a well capitalized institution which, as defined by FDICIA, has a ratio of leverage capital to adjusted total assets of 5.00% or more; a ratio of Tier 1 risk-based capital to risk-weighted assets of 6.00% or more; and a ratio of total risk-based capital to risk-weighted assets of 10.0% or more. The Bank's leverage capital amounted to $155.0 million, or 9.68% of adjusted average assets, at March 31, 1998, while its Tier 1 and total risk-based capital amounted to $155.0 million and $164.4 million, representing 15.03% and 15.94% of risk-weighted assets, respectively. The minimum Federal requirements for leverage, Tier 1 risk-based, and total risk-based capital are, respectively, 3.00%, 4.00%, and 8.00%.

REGULATORY CAPITAL ANALYSIS (BANK ONLY)

                                                   At March 31, 1998
                                                   -----------------
                                                             Risk-Based Capital
                                                             ------------------
                                 Leverage Capital         Tier 1              Total
                                 ----------------         ------              -----
(dollars in thousands)            Amount    Ratio    Amount    Ratio     Amount    Ratio
                                  ------    -----    ------    -----     ------    -----
Total savings bank equity        $154,977   9.68%   $154,944   15.03%   $164,408   15.94%
Regulatory capital requirement     48,038   3.00      41,246    4.00      82,492    8.00
                                 --------   ----    --------   -----    --------   -----
Excess                           $106,939   6.68%   $113,698   11.03%   $ 81,916    7.94%
                                 ========   ====    ========   =====    ========   =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET INCOME

The Company recorded first quarter 1998 earnings of $6.3 million, or $0.49 per share, as compared to $5.8 million, or $0.39 per share, in the first quarter of 1997. Diluted earnings per share were $0.46 in the current year's first quarter, up 24.3% from $0.37 in the year-earlier three months. The 1997 amounts have been adjusted to exclude the recapture of $1.3 million that had been recorded in the first quarter of 1997 as a tax-related benefit.

The Company's cash earnings rose $3.4 million, or 41.8%, to $11.5 million in 1998's first quarter, from $8.1 million in the year-earlier three months. On a per share basis, the Company's first quarter 1998 cash earnings rose 64.8% to $0.89 from $0.54 in the first quarter of 1997. Diluted, the Company's first quarter 1998 cash earnings rose 64.7% to $0.84 per share from $0.51 per share. In addition, the Company's first quarter 1998 cash earnings represented a return on average assets of 2.86% and a cash return on average stockholders' equity of 28.33%.

The growth in first quarter 1998 earnings stemmed from higher levels of net interest income and other operating income, offsetting a modest increase in operating expense and a less modest increase in income tax expense.

Net interest income rose $1.3 million to $16.5 million, the net result of a $5.4 million increase in interest income to $32.5 million, and a $4.1 million increase in interest expense to $16.0 million. While higher funding costs pressured the Company's interest rate spread and combined with the allocation of $10.2 million toward share repurchases to compress its net interest margin, the higher average balance of interest-earning assets was sufficient to generate the 8.8% increase in net interest income during the current three-month period. The Company's interest rate spread was 3.65% and 3.87%, respectively, in the first quarter of 1998 and 1997; its net interest margin was 4.24% and 4.64%.

In addition to the $1.3 million rise in net interest income, first quarter 1998 earnings were fueled by a $253,000 increase in other operating income to $557,000, reflecting a $126,000 increase in fee income to $405,000 and a $127,000 increase in other income to $152,000.

At the same time, operating expense rose a modest $160,000 to $6.7 million, reflecting the Company's efforts to contain such expense. The increase primarily stemmed from a $79,000 rise in non-cash items to $1.7 million, reflecting both the appreciation of shares held in the Company's stock-related benefit plans and the extension of the ESOP loan amortization period from 20 to 30 years. The Company's efficiency ratio improved to 39.04% from 42.04% in the year-earlier quarter, while its cash efficiency ratio improved to 29.28% from 30.19%.

Income tax expense totaled $4.2 million and $1.8 million, respectively, in the first quarters of 1998 and 1997, and included $3.1 million and $416,000, respectively, in non-cash items associated with the Company's stock-related benefit plans. In addition, income tax expense for the first quarter of 1997 was reduced by the recapture of a $1.3 million benefit pursuant to the enactment of legislation that resulted in a change in the New York City tax code during said period.

INTEREST INCOME

The Company derives interest income from its portfolio of interest-earning assets, primarily comprised of mortgage and other loans. The balance of the Company's interest-earning assets consists of securities held to maturity, mortgage-backed securities, and money market investments.

The Company recorded interest income of $32.5 million in the first quarter of 1998, up $5.4 million from $27.1 million in the first quarter of the prior year. The 19.8% increase largely reflects a $5.2 million, or 21.0%, increase in the interest income derived from mortgage and other loans to $30.0 million, supported by increases of $441,000 and $56,000, respectively, in the interest income derived from securities held to maturity and money market investments to $1.6 million and $116,000, respectively. These increases outweighed a decline of $339,000 in the interest income derived from mortgage-backed securities to $753,000.

The interest income provided by the Company's interest-earning assets is a function of the average balance of said assets and the generated yields. In the first quarter of 1998, the average balance of interest-earning assets grew $250.7 million, or 19.1%, to $1.6 billion, and provided a yield of 8.33%, up five basis points from the year-earlier 8.28%. The higher average balance largely reflects a $246.9 million, or 21.4%, increase in the average balance of mortgage and other loans to $1.4 billion, accompanied by a yield of 8.56%, down from the year-earlier 8.58%.

In addition, the average balance of securities held to maturity rose $23.0 million, or 29.4%, to $101.1 million, with an average yield of 6.35%, up 39 basis points. Similarly, the average balance of money market accounts rose $4.0 million, or 83.7%, to $8.8 million, accompanied by an average yield of 5.27%, up 19 basis points. These increases more than offset a $23.2 million decline in the average balance of mortgage-backed securities to $47.9 million, which was tempered by a 14-basis point rise in the average yield to 6.28%.

Mortgage and other loans thus represented 89.9% of average interest-earning assets in the current year's first quarter, and provided 92.4% of interest income year-to-date. Securities held to maturity represented 6.5% and 4.9%, respectively, of average interest-earning assets and interest income, while mortgage-backed securities accounted for 3.1% and 2.3%.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                     1998                             1997
                                                     ----                             ----
                                                              Average                          Average
                                         Average               Yield/     Average               Yield/
                                         Balance   Interest     Cost      Balance   Interest     Cost
                                         -------   --------   -------     -------   --------   -------
Assets:
  Interest-earning assets:
    Mortgage and other loans, net      $1,402,216   $30,007     8.56%   $1,155,322   $24,789     8.58%
    Securities held to maturity           101,117     1,605     6.35        78,156     1,164     5.96
    Mortgage-backed securities held
      to maturity                          47,939       753     6.28        71,143     1,092     6.14
    Money market investments                8,799       116     5.27         4,791        60     5.08
                                       ----------   -------   ------    ----------   -------   ------
  Total interest-earning assets         1,560,071    32,481     8.33%    1,309,412    27,105     8.28%
  Non-interest-earning assets              42,335                           36,921
                                       ----------                       ----------
  Total assets                         $1,602,406                       $1,346,333
                                       ==========                       ==========
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    NOW and money market accounts      $   67,125   $   519     3.14%   $   69,230   $   470     2.75%
    Savings accounts                      267,606     1,576     2.39       275,119     1,633     2.41
    Certificates of deposit               688,938     9,112     5.36       649,125     8,618     5.38
    FHLB borrowings                       339,391     4,725     5.65        86,611     1,187     5.56
    Mortgagors' escrow                     20,057        18     0.36        14,843        10     0.27
                                       ----------   -------   ------    ----------   -------   ------
  Total interest-bearing liabilities    1,383,117    15,950     4.68%    1,094,928    11,918     4.41%
  Non-interest-bearing deposits            30,214   -------                 24,726   -------
  Other liabilities                        27,199                           25,646
                                       ----------                       ----------
  Total liabilities                     1,440,530                        1,145,300
  Stockholders' equity                    161,876                          201,033
                                       ----------                       ----------
  Total liabilities and stockholders'
    equity                             $1,602,406                       $1,346,333
                                       ==========                       ==========
  Net interest income/interest rate
    spread                                          $16,531     3.65%                $15,187     3.87%
                                                    =======   ======                 =======   ======
  Net interest-earning assets/net
    interest margin                    $  176,954               4.24    $  214,484               4.64
                                       ==========             ======    ==========             ======
  Ratio of interest-earning assets to
    interest-bearing liabilities                              112.79                           119.59
                                                              ======                           ======

INTEREST EXPENSE

The Company's interest expense stems primarily from the interest paid on its depository products and FHLB borrowings, and, to a lesser extent, from the interest paid on its mortgagors' escrow accounts.

In the first quarter of 1998, interest expense rose to $16.0 million, up from $11.9 million in the year-earlier three months. The $4.1 million, or 33.8%, increase primarily reflects a $3.5 million rise in the interest expense generated by FHLB borrowings to $4.7 million, together with a $494,000 rise in the interest expense generated by CDs to $9.1 million. In addition, NOW and money accounts provided interest expense of $519,000, up $49,000 from the year-earlier level, while mortgagor's escrow provided $18,000 in interest expense, up $8,000. These increases were slightly tempered by a $57,000 drop in the interest expense generated by savings accounts to $1.6 million.

The level of interest expense is a function of the average balance of the Company's interest-bearing liabilities and by their respective costs of funds. In the first quarter of 1998, the average balance of interest-bearing liabilities rose $288.2 million, or 26.3%, to $1.4 billion, and generated an average cost of 4.68%, up 27 basis points from the year-earlier 4.41%.

The increase in the average balance and cost of interest-bearing liabilities was primarily due to a $252.8 million rise in the average balance of FHLB borrowings to $339.4 million, coupled with a nine-basis point rise in the average cost of said funds to 5.65%. In addition, the average balance of CDs rose $39.8 million to $688.9 million, offsetting a two-basis point drop in the cost of said funds to 5.36%. These higher balances were tempered by a $7.5 million decline in the average balance of savings accounts to $267.6 million, and a $2.1 million decline in the average balance of NOW and money market accounts to $67.1 million. While the cost of the Company's savings accounts dropped two basis points to 2.39% in the current first quarter, the cost of NOW and money market accounts rose 39 basis points to 3.14%. The average balance of mortgagors' escrow accounts rose $5.2 million to $20.1 million, accompanied by a cost of 0.36%, up nine basis points.

Average FHLB borrowings thus represented 24.5% of average interest-bearing liabilities in the current year's first quarter, and accounted for 29.6% of interest expense. Average CDs represented 49.8% and 57.1%, respectively, of average interest-bearing liabilities and interest expense in 1998's first quarter, while average savings accounts represented 19.3% and 9.9%. Average NOW and money market accounts represented 4.9% of average interest-bearing liabilities and 3.3% of interest expense in the three months ended March 31, 1998.

The Company anticipates that it will continue to draw on its FHLB line of credit to finance mortgage loan production, despite the higher costs involved. These costs are more than offset by the higher levels of net interest income generated as a result of the growth in the Company's mortgage loan portfolio.

NET INTEREST INCOME

Net interest income is the Company's principal source of income; its level is influenced significantly by the volume of the Company's interest-earning assets and interest-bearing liabilities, and by the spread between the yield on such assets and the cost of such liabilities.

Reflecting the rising cost of funds, the Company's interest rate spread narrowed to 3.65% in the current year's first quarter from 3.87% in the year-earlier three months. Similarly, the Company's net interest margin dropped 40 basis points to 4.24% from the year-earlier level, reflecting both higher funding costs and the allocation of funds for the repurchase of Company shares. Yet despite the compression of its spread and margin, the Company recorded net interest income of $16.5 million, representing a $1.3 million, or 8.9%, increase from the year-earlier amount. The increase was supported by the significant growth in the average balance of interest-earning assets to $1.6 billion from $1.3 billion in the first quarter of 1997.

While the Company's spreads and margins may continue to narrow in the second quarter, it is management's expectation, based on the current level of mortgage loan originations, that net interest income will continue to rise. This said, it should be cautioned that net interest income could be adversely impacted by a more significant increase in interest rates than is currently anticipated, and by factors that could hamper the Company's ability to originate loans. Among these would be a downturn in the real estate market and a substantial increase in competition for both funding and loans.

PROVISION FOR LOAN LOSSES

The first quarter of 1998 was the eleventh consecutive quarter in which the Company suspended the provision for loan losses. The continued suspension reflects the consistent quality of the Company's loan portfolio, reflected in the absence of any net charge-offs since 1995's second quarter and the fully performing status of its multi-family mortgage loans. In addition, non-performing loans represented 0.50% of loans, net, at the close of the current first quarter, as the volume of non-performing loans declined by $629,000 to $7.1 million at March 31st.

At $9.4 million, the allowance for loan losses was unchanged from the year-end 1997 level, and represented 133.53% of non-performing loans, and 0.67% of loans, net. More tellingly, the allowance represented 661.36% of accumulated net charge-offs for the eleven years ended March 31, 1998.

Based on currently available information, management believes that the Company's allowance for loan losses is sufficient, and does not anticipate making additional provisions to the loan loss allowance in the short-term. At the same time, no assurance can be made that a significant change in the quality of the Company's assets or a significant downturn in the real estate market would not result in additional loan loss provisions being made.

For additional information regarding asset quality and the allowance for loan losses, please see the discussion and analysis beginning on page 8 of this report.

OTHER OPERATING INCOME

Other operating income rose to $557,000 in the first quarter of 1998 from $304,000 in the first quarter of 1997. The $253,000 increase stemmed from a $126,000 rise in fee income to $405,000 and a $127,000 increase in other income to $152,000. The latter increase includes fees earned on the origination of multi-family mortgage loans for others, continuing a program that was initiated in the fourth quarter of 1997.

OPERATING EXPENSE

Operating expense consists primarily of compensation and benefits expense, together with occupancy and equipment and general and administrative ("G&A") expenses.

In the first quarter of 1998, the Company successfully contained its operating expense, recording a modest increase to $6.7 million, or 1.67% of average assets, from $6.5 million, or 1.93% of average assets, in the year-earlier three months.

The $160,000 increase reflects a $79,000 rise in non-cash items to $1.7 million, reflecting the appreciation of shares held in the Company's stock-related benefit plans, and the extension of the ESOP loan amortization period from twenty to thirty years. Excluding the $1.7 million -- all of which was directly returned to capital at March 31, 1998 -- the Company's operating expense was up $81,000 from the year-earlier level, reflecting occupancy and equipment expense of $672,000, up a mere $3,000 from the first quarter of 1997; G&A expense of $1.2 million, up $25,000; and other expense of $122,000, down $34,000. Absent the non-cash items related to the amortization and appreciation of shares in the Company's stock-related benefit plans, the Company's compensation and benefits expense rose $87,000. The number of full-time equivalent employees at the close of the quarter was 284.

Reflecting the modest rise in operating expense as compared to the far greater increases in net interest income and other operating income, the Company's efficiency ratio improved to 39.04% from 42.04% in the year-earlier quarter, while its cash efficiency ratio improved to 29.28% from 30.19%.

INCOME TAX EXPENSE

Income tax expense, including Federal, state, and local income taxes, totaled $4.2 million and $1.8 million, respectively, in the first quarters of 1998 and 1997. The first quarter 1997 amount was reduced by the recapture of $1.3 million pursuant to the enactment of legislation that resulted in a favorable change in the New York City tax code during said quarter.

The 1998 amount includes $3.1 million in non-cash items associated with the Company's stock-related benefit plans, as compared to $416,000 in the year-earlier three months. The higher amount in 1998 reflects tax benefits stemming from the exercise of 541,292 stock options and other plan-related activity during the quarter. Although stock option exercises may occur at any time, they are not expected to occur at this level in the remaining quarters of the year.

While the effective tax rate was 40.0% in 1998's first quarter, the Company currently anticipates that the effective tax rate will approximate 41% for the remainder of the year.

YEAR 2000 COMPLIANCE

The Company is actively engaged in preparing for the Year 2000. Testing of the Company's mission-critical systems is currently scheduled for the fourth quarter of 1998, and contingency plans for all systems utilized by the Bank are under development. Expenses to date have been immaterial, and it is management's expectation that this will continue to be the case. It should be cautioned, however, that the Bank's ability to be Year 2000 compliant is tied to the ability of its service providers to fulfill the necessary requirements on a timely basis.

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the Interest Rate Sensitivity Analysis on page 13 of the 1997 Annual Report to Shareholders, filed on March 20, 1998. At March 31, 1998, no material change in market risk had occurred.

                           QUEENS COUNTY BANCORP, INC.

                           PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Shareholders on April 22, 1998. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated March 20, 1998. Of the 14,883,983 shares eligible to vote at the meeting, 13,426,678 were represented in person or by proxy.

(b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected, as follows:

                                    No. of Votes    No. of Votes       Broker
                                        For           Withheld        Non-Votes
                                        ---           --------        ---------
      Harold E. Johnson (1)          13,362,486        64,192            --

      Luke D. Lynch                  13,362,486        64,192            --

      Henry E. Froebel               13,362,236        64,442            --

      Howard C. Miller               13,360,638        66,040            --

The following directors are serving terms of office that continue through 1999 and 2000, as noted:

      Director                      Year Term Expires
      --------                      -----------------

      Max. L. Kupferberg                  1999

      Dominick Ciampa                     1999

      Richard H. O'Neill                  1999

      Donald M. Blake                     2000

      Joseph G. Chisholm                  2000

      Joseph R. Ficalora                  2000

(c) Two additional proposals were submitted for a vote, with the following results:

                                         No. of Votes     No. of Votes      No. of Votes       Broker
                                             For             Against         Abstaining       Non-Votes
                                             ---             -------         ----------       ---------
     1.  Approval of an amendment to      12,910,716         393,590           122,372           --
          the Company's Certificate of
          Incorporation increasing the
          number of authorized shares
          of common stock

     2.  Ratification of the              13,357,081          17,548            52,049           --
          appointment of
          KPMG Peat Marwick,
          LLP as independent
          auditors for the
          fiscal year ending
          December 31, 1998


(1) In accordance with the Bylaws of the Company and the Bank, which each provide that a director cannot serve beyond December 31st of the year in which he attains the age of 80, Mr. Johnson will retire as a director of the Company and the Bank effective December 31, 1998.

ITEM 5.  OTHER INFORMATION

On April 21, 1998, the Board of Directors increased the quarterly cash dividend to 25 cents per share, up 25% from the payment made in the first quarter of the year. The dividend is payable on May 15, 1998 to shareholders of record at the close of business on May 1st.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
          Exhibit No. 3 (i):        Certificate of Incorporation*
          Exhibit No. 3 (ii):       Bylaws*
          Exhibit No. 11:           Statement re:  Computation of Per Share Earnings - filed herewith
          Exhibit No. 27:           Financial Data Schedule - filed herewith

            (b) Reports on Form 8-K

           Not applicable.

* Incorporated by reference to the Exhibits filed with the Registration Statement on Form 5-1, as amended, Registration No. 33-65852.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Queens County Bancorp, Inc.
                                               (Registrant)

DATE:  May 12, 1998                       BY:  /s/ Joseph R. Ficalora
                                               ----------------------
                                               Joseph R. Ficalora
                                               Chairman, President, and
                                               Chief Executive Officer
                                               (Duly Authorized Officer)

DATE:  May 12, 1998                       BY:  /s/ Robert Wann
                                               ---------------
                                               Robert Wann
                                               Senior Vice President,
                                               Comptroller, and
                                               Chief Financial Officer
                                               (Principal Financial Officer)