Form 10-Q
period 1998-06-30
QUEENS COUNTY BANCORP INC
filed 1998-08-13
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


                                   14,767,719
                    -----------------------------------------
                         Number of shares outstanding at
                                 August 12, 1998

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        THREE MONTHS ENDED JUNE 30, 1998

INDEX                                                                                   PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Condition as of June 30, 1998
         (unaudited) and December 31, 1997                                                  1

         Consolidated Statements of Income and Comprehensive Income
         for the Three and Six Months Ended June 30, 1998 and 1997
         (unaudited)                                                                        2

         Consolidated Statement of Changes in Stockholders' Equity
         for the Six Months Ended June 30, 1998 (unaudited)                                 3

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997 (unaudited)                                           4

         Notes to Unaudited Consolidated Financial Statements                               5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      7

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                                 25


PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                                 26

Item 2.  CHANGES IN SECURITIES                                                             26

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                   26

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               26

Item 5.  OTHER INFORMATION                                                                 26

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  26


SIGNATURES                                                                                 27

EXHIBITS                                                                                   28

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                   June 30,     December 31,
                                                                    1998            1997
                                                                 (unaudited)
                                                                 -----------    ------------
ASSETS
Cash and due from banks                                          $    48,137    $     16,733
Money market investments                                               6,000           6,000
Securities held to maturity (estimated market value of
  $119,857 and $95,067, respectively)                                119,913          94,936
Mortgage-backed securities held to maturity (estimated market
  value of $38,785 and $50,619, respectively)                         38,021          49,781
Securities available for sale                                          3,984           2,617
Mortgage loans:
     1-4 family                                                      202,131         224,287
     Multi-family                                                  1,197,367       1,107,374
     Commercial real estate                                           60,260          61,740
     Construction                                                      1,251           1,538
                                                                 -----------    ------------
Total mortgage loans                                               1,461,009       1,394,939
Other loans                                                           10,356          10,795
Less: Unearned loan fees                                              (1,191)         (1,300)
      Allowance for loan losses                                       (9,431)         (9,431)
                                                                 -----------    ------------
Loans, net                                                         1,460,743       1,395,003
Premises and equipment, net                                           10,413          10,782
Deferred tax asset, net                                                5,615           5,514
Other assets                                                          22,338          21,903
                                                                 -----------    ------------
TOTAL ASSETS                                                     $ 1,715,164    $  1,603,269
                                                                 ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  NOW and money market accounts                                  $    71,571    $     67,894
  Savings accounts                                                   269,815         268,133
  Certificates of deposit                                            662,910         703,948
  Non-interest-bearing accounts                                       31,027          29,186
                                                                 -----------    ------------
Total deposits                                                     1,035,323       1,069,161
                                                                 -----------    ------------
Official checks outstanding                                           42,631          29,440
FHLB borrowings                                                      423,959         309,664
Accounts payable and accrued expenses                                  1,526           1,857
Mortgagors' escrow                                                    19,723          10,690
Other liabilities                                                     22,369          11,942
                                                                 -----------    ------------
Total liabilities                                                  1,545,531       1,432,754
                                                                 -----------    ------------
Stockholders' equity:
  Preferred stock at par $0.01 (5,000,000 shares authorized;
    none issued)                                                          --              --
  Common stock at par $0.01 (60,000,000 shares authorized;
    20,647,233 shares issued: 14,941,165 and 14,912,791 shares outstanding at June 30, 1998 and December 31, 1997,
    respectively)                                                        206             206
  Paid-in capital in excess of par                                   132,381         125,000
  Retained earnings (substantially restricted)                       160,394         166,230
  Less: Treasury stock (5,706,068 and 5,734,442 shares,
          respectively)                                             (106,785)       (104,148)
        Unallocated common stock held by ESOP                        (13,146)        (13,526)
        Common stock held by SERP                                     (3,242)         (2,492)
        Unearned common stock held by RRPs                              (442)           (812)
  Accumulated other comprehensive income, net of
    tax effect                                                           267              57
                                                                 -----------    ------------
Total stockholders' equity                                           169,633         170,515
                                                                 -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,715,164    $  1,603,269
                                                                 ===========    ============

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                        FOR THE                          FOR THE
                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                                  ----------------------        ----------------------
                                                    1998          1997            1998          1997
                                                  -------        -------        -------        -------
INTEREST INCOME:
  Mortgage and other loans                        $30,560        $26,250        $60,568        $51,039
  Securities held to maturity                       1,820          1,107          3,425          2,271
  Mortgage-backed securities held to maturity         660          1,007          1,412          2,099
  Money market investments                            130             78            246            138
                                                  -------        -------        -------        -------
Total interest income                              33,170         28,442         65,651         55,547
                                                  -------        -------        -------        -------

INTEREST EXPENSE:
  NOW and money market accounts                       494            447          1,013            917
  Savings accounts                                  1,539          1,646          3,115          3,279
  Certificates of deposit                           8,696          8,778         17,808         17,396
  FHLB borrowings                                   4,957          2,071          9,682          3,258
  Mortgagors' escrow                                   10             10             28             20
                                                  -------        -------        -------        -------
Total interest expense                             15,696         12,952         31,646         24,870
                                                  -------        -------        -------        -------
     Net interest income                           17,474         15,490         34,005         30,677
Provision for loan losses                              --             --             --             --
                                                  -------        -------        -------        -------
     Net interest income after
      provision for loan losses                    17,474         15,490         34,005         30,677
                                                  -------        -------        -------        -------

OTHER OPERATING INCOME:
 Fee income                                           786            301          1,191            580
 Other                                                 80            214            233            239
                                                  -------        -------        -------        -------
Total other operating income                          866            515          1,424            819
                                                  -------        -------        -------        -------

OPERATING EXPENSE:
 Compensation and benefits                          4,865          4,685          9,580          9,233
 Occupancy and equipment                              605            631          1,277          1,300
 General and administrative                         1,144          1,183          2,308          2,322
 Other                                                133            193            254            349
                                                  -------        -------        -------        -------
Total operating expense                             6,747          6,692         13,419         13,204
                                                  -------        -------        -------        -------

Income before income taxes                         11,593          9,313         22,010         18,292
Income tax expense                                  4,970          3,972          9,132          5,819
                                                  -------        -------        -------        -------
     NET INCOME                                    $6,623         $5,341        $12,878        $12,473
                                                  -------        -------        -------        -------
Comprehensive income, net of tax:
  Unrealized gain on securities                       141             --            210             --
                                                  -------        -------        -------        -------
     Comprehensive income                         $ 6,764        $ 5,341        $13,088        $12,473
                                                  =======        =======        =======        =======
     EARNINGS PER SHARE                             $0.51          $0.40          $1.00          $0.88(1)
     DILUTED EARNINGS PER SHARE                     $0.48          $0.38          $0.94          $0.83(1)

(1) Reflects shares issued as a result of a 3-for-2 stock split on October 1, 1997.

    See accompanying notes to financial statements

                  QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                             SIX MONTHS ENDED
                                                               JUNE 30, 1998
(in thousands)                                                  (UNAUDITED)
--------------------------------------------------------------------------------
COMMON STOCK (PAR VALUE $0.01):
    Balance at beginning of year                                $      206
    Shares issued                                                       --
                                                                ----------
    Balance at end of period                                           206
                                                                ----------

PAID-IN CAPITAL IN EXCESS OF PAR:
    Balance at beginning of year                                   125,000
    Tax benefit effect on stock plans                                4,627
    Common stock acquired by SERP                                      750
    Allocation of ESOP stock                                         2,004
                                                                ----------
    Balance at end of period                                       132,381
                                                                ----------
 RETAINED EARNINGS:
    Balance at beginning of year                                   166,230
    Net income                                                      12,878
    Dividends paid on common stock                                  (5,809)
    Exercise of stock options (729,877 shares)                     (12,905)
                                                                ----------
    Balance at end of period                                       160,394
                                                                ----------

TREASURY STOCK:
    Balance at beginning of year                                  (104,148)
    Purchase of common stock (451,568 shares)                      (18,303)
    Common stock acquired by SERP                                      750
    Exercise of stock options (729,877 shares)                      14,916
                                                                ----------
    Balance at end of period                                      (106,785)
                                                                ----------

EMPLOYEE STOCK OWNERSHIP PLAN:
    Balance at beginning of year                                   (13,526)
    Allocation of ESOP stock                                           380
                                                                ----------
    Balance at end of period                                       (13,146)
                                                                ----------

SERP PLAN:
    Balance at beginning of year                                    (2,492)
    Common stock acquired by SERP                                     (750)
                                                                ----------
    Balance at end of period                                        (3,242)
                                                                ----------

RECOGNITION AND RETENTION PLANS:
    Balance at beginning of year                                      (812)
    Earned portion of RRPs                                             370
                                                                ----------
    Balance at end of period                                          (442)
                                                                ----------

NET UNREALIZED APPRECIATION IN SECURITIES, NET OF TAX:
    Balance at beginning of year                                        57
    Net unrealized appreciation in securities, net of tax              210
                                                                ----------
    Balance at end of year                                             267
                                                                ----------
Total Stockholders' Equity                                      $  169,633
                                                                ==========

See accompanying notes to financial statements

                  QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            1998               1997
(in thousands)                                                                    (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 12,878            $ 12,473
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                          473                 466
       Amortization of premiums, net                                           68                 100
       Amortization of net deferred loan origination fees                     109                 320
       Net gain on redemption of securities and mortgage-backed
          securities                                                          (74)                 (1)
       Net gain on sale of foreclosed real estate                             (36)                (43)
       Tax benefit effect on stock plans                                    4,627               1,240
       Earned portion of RRPs                                                 370                 340
       Earned portion of ESOP                                               2,384               2,354
  Changes in assets and liabilities:
       Increase in deferred income taxes                                     (101)             (2,445)
       Increase in other assets                                              (435)             (2,183)
       Decrease in accounts payable and accrued expenses                     (331)               (239)
       Increase (decrease) in official checks outstanding                  13,191              (6,080)
       Increase in other liabilities                                       10,427               1,363
                                                                        ---------          ----------
Total adjustments                                                          30,672              (4,808)
                                                                        ---------          ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  43,550               7,665
                                                                        ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from redemption of mortgage-backed securities
    held to maturity                                                       31,304              20,995
  Proceeds from maturity of securities held to maturity                    14,000              30,000
  Purchase of securities held to maturity                                 (58,516)            (23,570)
  Purchase of securities available for sale                                  (971)                 --
  Net increase in loans                                                   (74,103)           (126,632)
  Proceeds from sale of loans and foreclosed real estate                    8,105               1,104
  Purchase of premises and equipment, net                                    (104)               (350)
                                                                        ---------          ----------
NET CASH USED IN INVESTING ACTIVITIES                                     (80,285)            (98,453)
                                                                        ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in mortgagors' escrow                                        9,033               7,942
  Net (decrease) increase in deposits                                     (33,838)              7,189
  Net increase in FHLB borrowings                                         114,295             135,617
  Cash dividends paid and options exercised, net                          (18,714)             (5,744)
  Purchase of Treasury stock, net of stock options exercised
    and shares acquired by SERP                                            (2,637)            (48,200)
                                                                        ---------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  68,139              96,804
                                                                        ---------          ----------
Net increase in cash and cash equivalents                                  31,404               6,016
Cash and cash equivalents at beginning of period                           22,733              21,045
                                                                        ---------          ----------
Cash and cash equivalents at end of period                               $ 54,137            $ 27,061
                                                                        =========          ==========
Supplemental information:
  Cash paid for:
    Interest                                                             $ 31,655            $ 24,864
    Income taxes                                                            5,269               2,576
Transfers to foreclosed real estate from loans                                772                  --
Transfers to real estate held for investment from foreclosed
    real estate                                                               408                 115


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

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's results for the periods presented. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for all of 1998.

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

NOTE 2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way an enterprise reports information about operating segments in annual financial reports issued to shareholders. SFAS No. 131 requires that a public business enterprise report both financial and descriptive information about its reportable operating segments.

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

Management is currently assessing the implication of implementing SFAS No. 131. As SFAS No. 131 pertains to the disclosure of financial performance rather than to financial performance itself, it is not expected to have an effect on the Company.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The statement also establishes criteria required to designate a derivative instrument as a hedge and the accounting for changes in fair value of a derivative, depending on its intended use. Under the statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. These methods must be consistent with the entity's approach to managing risk.

This statement amends FASB Statements No. 52, "Foreign Currency Translation" and No. 107, "Disclosures about Fair Value of Financial Instruments." In addition, SFAS No. 133 supersedes FASB Statements No. 80, "Accounting for Futures Contracts"; No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk"; and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

SFAS No. 133 is effective for financial statements issued for periods beginning after June 15, 1999. The Company is currently evaluating the effects of SFAS No. 133.

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

Since converting to stock form in November 1993, the Bank has deepened its niche in the multi-family mortgage market. Reflecting record levels of mortgage loan production, such loans represented 82.0% of mortgage loans outstanding and 69.8% of total assets at June 30, 1998. To fund its significant asset growth, the Company has increasingly utilized Federal Home Loan Bank of New York ("FHLB") borrowings. As a result, the Company has experienced a rise in net interest income over each of the past seven quarters, contributing to a record of fundamental strength.


BALANCE SHEET SUMMARY

Fueled by an 8.1% increase in multi-family mortgage loans since year-end 1997, assets rose $111.9 million, or 7.0%, to $1.7 billion at June 30, 1998. Mortgage loans outstanding rose $66.1 million, or 4.7%, to $1.5 billion, reflecting year-to-date originations of $241.3 million, including $142.0 million in the second quarter of the year. Multi-family mortgage loans comprised 82.0% of the mortgage loan portfolio, having risen $90.0 million to $1.2 billion at quarter's end. The increase in multi-family mortgage loans reflects year-to-date originations of $224.8 million, including $129.9 million of originations in the three months ended June 30, 1998.

In addition to multi-family mortgage loans, the Company's loan portfolio consisted of $202.1 million in loans secured by one-to-four family homes at June 30, 1998 (as compared to $224.3 million at year-end 1997); $60.3 million in commercial real estate loans (as compared to $61.7 million); and construction loans of $1.3 million (as compared to $1.5 million).

Asset growth was also sparked by a $25.0 million rise in securities held to maturity to $119.9 million, together with a $1.4 million increase in securities available for sale to $4.0 million. These increases were partly offset by an $11.8 million decline in mortgage-backed securities held to maturity to $38.0 million and, to a lesser extent, by a $439,000 drop in other loans to $10.4 million.

While the second quarter was notable for the level of mortgage loan production, it was notable, too, for the level of asset quality maintained. In addition to recording its twelfth consecutive quarter without any net charge-offs, the Company recorded a reduction in non-performing assets at June 30, 1998, as compared to the levels at March 31, 1998 and December 31, 1997. Specifically, non-performing assets improved to $8.5 million, or 0.50% of total assets, and included non-performing loans of $7.5 million and foreclosed real estate of $1.0 million. In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses held steady at $9.4 million, representing 125.31% of non-performing loans and 0.65% of loans, net, at June 30, 1998.

Deposits totaled $1.0 billion at quarter's end, down $33.8 million from the level at December 31,1997, while FHLB borrowings rose $114.3 million to $424.0 million.

Stockholders' equity totaled $169.6 million, versus $170.5 million at December 31, 1997, and was equivalent to 9.89% of total assets and a book value of $13.07 per share, based on 12,976,829 shares. The decline in stockholders' equity reflects the allocation of $18.3 million toward the repurchase of 451,568 shares during the first six months of 1998, including 179,847 in the second quarter of the year. In addition, the 1998 amount reflects cash earnings of $21.9 million ($12.9 million in GAAP earnings plus $9.0 million in non-cash items that were added back to capital), less dividends paid of $5.8 million. Both the Company and the Bank continued to exceed the minimum regulatory capital requirements at June 30, 1998.


LOANS

Despite heightened competition and a challenging interest rate environment, the Company originated $142.0 million in mortgage loans in 1998's second quarter, bringing year-to-date originations to $241.3 million. As a result, mortgage loans outstanding rose $66.1 million, or 4.7%, to $1.5 billion from the level recorded at December 31, 1997. The growth of the portfolio primarily reflects a $90.0 million, or 8.1%, increase in multi-family loans to $1.2 billion, fueled by $224.8 million in year-to-date originations, of which $129.9 million were recorded in the second quarter of the year. Multi-family mortgage loans thus represented 93.1% of originations in the first six months of 1998 and 82.0% of mortgage loans outstanding at quarter's end.

Since 1996, the majority of the Company's multi-family mortgage loan originations have featured a fixed rate of interest in the first five years of the mortgage and an adjustable rate of interest in each of years six through ten. Prior to 1996, however, the majority of the Company's multi-family mortgage originations featured an annual rate increase of 50 basis points in the first five years of the mortgage, regardless of the direction of market interest rates. At June 30, 1998, $293.8 million, or 25.5% of the portfolio, featured this step-up rate of interest, with $99.0 million, $74.1 million, $80.9 million, and $39.8 million, respectively, scheduled to reprice upward over the next four quarters.

In addition to multi-family mortgage loans, the Company's mortgage loan portfolio consisted of $202.1 million in loans secured by one-to-four family homes at June 30, 1998 (down $22.2 million from the level at December 31, 1997 after originations of $3.8 million); $60.3 million in commercial real estate loans (down $1.5 million after originations of $12.1 million); and construction loans of $1.3 million (down $287,000 after originations of $621,000). Including multi-family mortgage loans, 92.8% of mortgage loans outstanding featured adjustable rates.

While mortgage originations remain the Company's primary focus, the Bank also originates a modest number of other loans. At June 30, 1998, such loans totaled $10.4 million, down $439,000 from the level at December 31, 1997.

The Company's ability to continue the current pace of mortgage loan production depends on a combination of market conditions and economic factors, including competition for product and the direction of interest rates. While no guarantees may therefore be made with regard to portfolio growth in the third quarter, the Company closed the second quarter of 1998 with a pipeline of $101.1 million.

ASSET QUALITY ANALYSIS

                                                   At or For the   At or For the
                                                 Six Months Ended    Year Ended
                                                   June 30, 1998    December 31,
(dollars in thousands)                              (unaudited)         1997
----------------------------------------------   ----------------  -------------
ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of period                      $9,431          $9,359
  Loan charge-offs                                        --              --
  Loan recoveries                                         --              72
                                                      ------          ------
  Net recoveries                                          --              72
                                                      ------          ------
  Provision for loan losses                           $9,431          $9,431
                                                      ======          ======
NON-PERFORMING ASSETS AT PERIOD-END:
  Mortgage loans in foreclosure                        5,589           6,121
  Loans 90 days or more delinquent                     1,937           1,571
                                                      ------          ------
  Total non-performing loans                           7,526           7,692
  Foreclosed real estate                               1,015           1,030
                                                      ------          ------
  Total non-performing assets                         $8,541          $8,722
                                                      ======          ======
RATIOS:
  Non-performing loans to loans, net                    0.52%           0.55%
  Non-performing assets to total assets                 0.50            0.54
  Allowance for loan losses to
    non-performing loans                              125.31          122.61
  Allowance for loan losses to loans, net               0.65            0.68
  Allowance for loan losses to accumulated
    net charge-offs for the past 11 years             661.36          661.36


ASSET QUALITY

The integrity of the Company's assets was sustained in the second quarter, with improvements in asset quality recorded at June 30, 1998. In addition to achieving its twelfth consecutive quarter without any net charge-offs, the Company recorded a reduction in non-performing assets as compared to the levels at March 31, 1998 and December 31, 1997, and maintained the fully-performing status of its multi-family mortgage loans.

Non-performing assets improved to $8.5 million, representing 0.50% of total assets, from $8.9 million (or 0.55% of total assets) and $8.7 million (or 0.54% of total assets), respectively, at the earlier dates. The improvement reflects a decline in foreclosed real estate to $1.0 million from $1.8 million and $1.0 million, respectively, at March 31, 1998 and December 31, 1997. At June 30, 1998, foreclosed real estate consisted of one commercial real estate property and three one-to-four family homes.

Non-performing loans totaled $7.5 million (representing 0.52% of loans, net) at the close of the current quarter, as compared to $7.1 million (or 0.50% of loans, net) and $7.7 million (0.55% of loans, net) at March 31, 1998 and December 31, 1997. The June 30, 1998 amount consisted of 41 mortgage loans in foreclosure totaling $5.6 million and 33 loans 90 days or more delinquent totaling $1.9 million.

The Company also has certain real estate investments that are included in "other assets" on the balance sheet. At June 30, 1998, such real estate investments consisted of 15 properties totaling $1.7 million. Each of these properties has been profitably rented, with the portfolio currently providing a 7.8% rate of return.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance held steady at $9.4 million, representing 125.31% of non-performing loans and 0.65% of loans, net at June 30, 1998. In addition, the loan loss allowance represented 661.36% of the Company's accumulated net charge-offs since 1987.

For additional information, see the Asset Quality Analysis on the preceding page and the discussion of the loan loss provision on page 18 of this report.


SECURITIES HELD TO MATURITY, SECURITIES AVAILABLE FOR SALE, AND MONEY MARKET INVESTMENTS

In addition to investing in mortgage loan originations, the Company invests in short-term securities in the form of U.S. Government agency obligations and Treasuries, all of which are held to maturity. Since the fourth quarter of 1997, the Company has also been investing in equity securities, all of which are classified as "available for sale." In addition, the Company maintains a modest portfolio of money market investments, typically in the form of Federal funds sold.

At June 30, 1998, the Company recorded $119.9 million in securities held to maturity, up $25.0 million, or 26.3%, from $94.9 million at December 31, 1997. Included in the 1998 amount were U.S. government agency obligations of $91.8 million (up $27.4 million from the year-end 1997 level) and $7.0 million in U.S. Treasuries (down $7.3 million). The balance of the portfolio consisted of FHLB stock. The average maturity of the portfolio was 1.3 years. The market values of securities held to maturity were $119.9 million and $95.1 million, respectively, at June 30, 1998 and December 31, 1997, representing 99.95% and 100.1%, of carrying value at the corresponding dates.

Securities available for sale rose $1.4 million to $4.0 million from $2.6 million at year-end 1997. Money market investments totaled $6.0 million at June 30, 1998, consistent with the level at December 31st.


MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity totaled $38.0 million at June 30, 1998, down $11.8 million from the level recorded at year-end 1997. The decrease reflects both prepayments and the absence of any new investments since the first quarter of 1994. The Company holds all of its mortgage-backed securities to maturity; the average maturity of the portfolio was 1.9 years at quarter's end. At June 30, 1998 and December 31, 1997, the market values of the Company's mortgage-backed securities held to maturity were $38.8 million and $50.6 million, equivalent to 102.0% and 101.7% of carrying value at the respective dates.

SOURCES OF FUNDS

The Company's funding primarily stems from the deposits its gathers, together with loan interest and principal payments and the interest on and maturity of securities. Since 1996, the Company has increasingly drawn on its FHLB line of credit to provide additional funding for mortgage loan production. At June 30, 1998, the Company's FHLB line of credit totaled $514.6 million; borrowings at that date were $424.0 million, as compared to $309.7 million at December 31, 1997.

Deposits totaled $1.0 billion at the close of the current quarter, down $33.8 million from the level recorded at year-end 1997. Included in the 1998 amount were CDs of $662.9 million (representing 64.0% of total deposits), together with $269.8 million in savings accounts (representing 26.1%), $71.6 million in NOW and money market accounts (representing 6.9%), and $31.0 million in non-interest bearing accounts (representing 3.0%). While the balance of CDs was down $41.0 million at June 30, 1998 from the year-end 1997 level, this decline was partly tempered by increases of $1.7 million, $3.7 million, and $1.8 million, respectively, in the balances of savings, NOW and money market, and non-interest-bearing accounts.

To attract additional funding, the Company is exploring opportunities to expand its "Mobile CSR" program, which was initiated at Queens College in the first quarter of 1998. An ATM is scheduled to be installed at the College in late August, and the Bank's customer service representatives will resume their campus visits once the fall semester begins. The Bank has also made arrangements with one of the County's major employers to bring the Mobile CSR program directly to its employees. In addition, the Bank has agreed to absorb the Savings Bank Life Insurance ("SBLI") operations of Long Island Savings Bank and Dime Savings Bank of Williamsburgh in the third quarter.


INTEREST RATE SENSITIVITY

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is matching the interest rate sensitivity of the Company's assets and liabilities in order to manage interest rate risk.

The process of assessing and managing interest rate risk is governed by policies established by senior management that are reviewed and approved by the Board of Directors. Senior management meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity, and to evaluate its strategic plans. As a part of this process, management measures net interest income sensitivity and volatility to interest rate changes, which involves a degree of estimation based on certain assumptions that management believes to be reasonable. In addition to considering the relative sensitivity of assets and liabilities to changes in market interest rates, other factors considered include actual maturities, estimated cash flows, repricing characteristics, and deposit growth and retention. The relative sensitivity of assets and liabilities is particularly important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets whose yields are based on external indices and therefore change in concert with market interest rates. It is management's objective to maintain a stable level of net interest income under various probable rate scenarios.

In order to do so, management has traditionally emphasized the origination of adjustable rate mortgage loans on multi-family and one-to-four family properties, and has generally confined its other investments to short-term securities. On the liability side of the balance sheet, management closely monitors the pricing of its depository products and has profitably utilized its FHLB line of credit to generate interest-earning asset growth.


LIQUIDITY AND CAPITAL POSITION

LIQUIDITY

As previously indicated, the Bank's primary sources of funds are deposits, together with interest and principal payments on loans, mortgage-backed securities, and securities. In addition, the Bank has access to funds through its FHLB line of credit, which totaled $514.6 million at June 30, 1998. While borrowings, together with maturities and scheduled amortizations of loans and securities, are predictable funding sources, deposit flows and mortgage prepayments are largely impacted by economic conditions, competition, and market interest rates.

The primary investing activities of the Bank are residential mortgage loan production and, to a lesser extent, the purchase of short-term securities. In the six months ended June 30, 1998, mortgage originations totaled $241.3 million; purchases of securities held to maturity totaled $58.5 million, while purchases of securities available for sale totaled $971,000. These activities were primarily funded by internal cash flows generated by the Bank's operating, financing, and investing activities, and by FHLB borrowings. In the six months ended June 30, 1998, the net cash provided by operating activities totaled $43.6 million, as compared to $7.7 million in the six months ended June 30, 1997. The net cash provided by financing activities totaled $68.1 million and $96.8 million, respectively, in the six months ended June 30, 1998 and 1997, primarily reflecting a $33.8 million net decrease in deposits in the current six-month period versus a $7.2 million increase in the year-earlier six months.

The liquidity position of the Company is monitored on a daily basis to ensure that sufficient funds exist to meet outstanding loan commitments, withdrawals from depository accounts, and other financial obligations. Together with cash and due from banks, money market investments in the form of Federal funds sold are the Company's most liquid assets, with a collective total of $54.1 million and $22.7 million, respectively, at June 30, 1998 and December 31, 1997. Additional liquidity is available through the FHLB line of credit, as noted, and from a $10.0 million line of credit with a money center bank.

Outstanding loan commitments totaled $101.1 million at June 30, 1998, and primarily consisted of commitments to originate multi-family mortgage loans. Management anticipates that it will have sufficient funds available to meet these loan commitments. Certificates of deposit due to mature in one year or less from June 30, 1998 totaled $550.0 million. Based upon its historic rate of retention and its current pricing, management believes that a significant portion of such deposits will remain with the Bank.

CAPITAL

The Company's primary source of capital growth is cash earnings, which equaled $21.9 million in the six months ended June 30, 1998 and was comprised of $12.9 million in GAAP earnings and $9.0 million in GAAP expenses or unrecognized financial statement benefits which resulted in direct increases to capital, or share value, for the period. These increases in capital were offset by reductions of $5.8 million in dividends paid and $18.3 million allocated toward the repurchase of 451,568 shares during the first six months of 1998, including 179,847 in the second quarter of the year. There were 447,319 shares remaining available for repurchase at the end of the period.

The Company thus recorded stockholders' equity of $169.6 million at June 30, 1998, equivalent to 9.89% of total assets and a book value of $13.07 per share, based on 12,976,829 shares, the number of shares outstanding less unallocated ESOP shares. By comparison, the Company had recorded stockholders' equity of $170.5 million at December 31, 1997, equivalent to 10.64% of total assets and a book value of $13.23 per share, based on 12,891,389 shares.

The Company's capital strength is further reflected in the excess of its regulatory capital ratios on a consolidated basis over the minimum levels required by the FDIC. In addition, the Bank continued to exceed the minimum requirements for leverage, Tier 1 risk-based, and total risk-based capital, as well as the requirements for classification as a well capitalized institution. As set forth by FDICIA, the minimum Federal requirements for leverage capital to adjusted total assets, and of Tier 1 and total risk-based capital to risk-weighted assets, are 3.00%, 4.00%, and 8.00%, respectively. Designation as a well-capitalized institution requires that an institution have respective ratios of 5.00%, 6.00%, and 10.00% or more. At June 30, 1998, the Bank's leverage capital amounted to $153.6 million, or 9.44% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $153.6 million and $163.0 million, representing 14.41% and 15.30%, respectively, of risk-weighted assets.


REGULATORY CAPITAL ANALYSIS (BANK ONLY)

                                             At June 30, 1998
                           --------------------------------------------------
                                                    Risk-Based Capital
                                             --------------------------------
                           Leverage Capital      Tier 1           Total
                           ----------------  --------------   ---------------
(dollars in thousands)      Amount    Ratio  Amount    Ratio  Amount    Ratio
-------------------------   --------  -----  --------  -----  --------  -----
Total savings bank equity   $153,555  9.44%  $153,555  14.41% $162,986  15.30%
Regulatory capital
  requirement                 48,801  3.00     42,619   4.00    85,238   8.00
                            --------  ----   --------  -----  --------  -----
Excess                      $104,754  6.44%  $110,936  10.41% $ 77,748   7.30%
                            ========  =====  ========  =====  ========  =====

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

NET INCOME

Net income rose to $6.6 million in the second quarter of 1998 from $5.3 million in the second quarter of 1997, representing a 26.3% increase in diluted earnings per share to $0.48 from $0.38. In addition, the 1998 amount represented a return on average assets ("ROA") of 1.63% and a return on average stockholders' equity ("ROE") of 16.29%, up from 1.54% and 12.67%, respectively, in the year-earlier three months.

The Company experienced an even higher increase in its cash earnings. In the second quarter of 1998, cash earnings rose to $10.5 million from $8.2 million, representing a 31.0% increase in diluted cash earnings per share to $0.76 from $0.58. The Company's cash ROA and cash ROE increased to 2.57% and 25.71% in the current second quarter from 2.36% and 19.44% in the three months ended June 30, 1997. Cash earnings thus provided $3.8 million, or 57.8%, more equity growth than GAAP earnings alone in the second quarter. Because the Company has no goodwill, there is no regulatory reduction in its capital accounts for the calculation of tangible equity. Therefore, all of the Company's cash earnings represent an increase in stockholders' equity, as reflected in the table that follows this discussion.

The growth in second quarter 1998 net income stemmed from several sources, including a 12.8% increase in net interest income, the Company's primary income source. Net interest income rose to $17.5 million from $15.5 million in the second quarter of 1997, as a $4.7 million increase in interest income to $33.2 million exceeded a $2.7 million increase to $15.7 million in interest expense. The Company's interest rate spread and net interest margin equaled 3.91% and 4.42%, respectively, in the current second quarter, down from the levels recorded in the second quarter of 1997, but up from the levels recorded in the first quarter of 1998.

Second quarter 1998 earnings also were fueled by a $351,000 rise in other operating income to $866,000, as a $485,000 increase in fee income offset a $134,000 drop in other sources of operating income. At the same time, the Company aptly contained its operating expense, as a $180,000 increase in compensation and benefits expense was mostly offset by a collective decline of $125,000 in the remaining line items, resulting in a modest $55,000 increase in operating expense to $6.7 million.

Reflecting a $2.3 million increase in pre-tax income to $11.6 million, income tax expense rose $998,000 to $5.0 million in the second quarter of 1998. The $5.0 million includes $1.5 million in non-cash items associated with the Company's stock-related benefit plans, all of which was added back to capital at June 30, 1998.

CASH EARNINGS ANALYSIS
(in thousands, except per share data)

                                                                    For the
                                                              Three Months Ended
                                                                    June 30,
                                                              ------------------
                                                               1998        1997
                                                              -------     ------
Net income                                                    $ 6,623     $5,341
Additional contributions to stockholders' equity:
  Amortization and appreciation of stock-related
    benefit plans                                               1,835      1,739
  Associated tax benefits                                       1,491        823
  Amortization of goodwill                                         --         --
  Other                                                           505        295
                                                              -------     ------
Cash earnings                                                 $10,454     $8,198
                                                              =======     ======
Cash earnings per share                                         $0.81      $0.61
Diluted cash earnings per share                                 $0.76      $0.58


INTEREST INCOME

The Company derives interest income from its portfolio of interest-earning assets, primarily comprised of mortgage and other loans. The balance of the Company's interest-earning assets consists of securities held to maturity, mortgage-backed securities held to maturity, and money market investments. The level of interest income is a function of the average balances of said assets and of the yields they respectively provide.

The ability of the Company to generate interest income was underscored by its performance in the three months ended June 30, 1998. Interest income rose $4.7 million, or 16.6%, to $33.2 million from the year-earlier level, the net effect of a $234.3 million, or 17.4%, rise in the average balance of interest-earning assets to $1.6 billion and a five-basis point drop in the average yield to 8.39%.

Mortgage and other loans produced interest income of $30.6 million in the current second quarter, up $4.3 million from $26.3 million, the year-earlier amount. The 16.4% increase was the net effect of a $212.8 million rise in the average balance of loans to $1.4 billion and a nine-basis point drop in the average yield to 8.62%. Mortgage and other loans generated 92.1% of total interest income in the current second quarter and represented 89.6% of average interest-earning assets.

Securities generated interest income of $1.8 million in 1998's second quarter, as compared to $1.1 million in the second quarter of 1997. The 64.4% increase reflects a $40.5 million, or 56.0%, rise in the average balance to $112.8 million, coupled with a 33-basis point rise in the average yield to 6.45%. Securities generated 5.5% of total interest income and represented 7.1% of average interest-earning assets in the second quarter of 1998.

Mortgage-backed securities contributed interest income of $660,000, down $347,000 from $1.0 million in the year-earlier three months. The decrease stemmed from a $22.8 million reduction in the average balance of said assets, tempered by a six-basis point increase in the average yield to 6.26%.

Money market investments produced interest income of $130,000 in the current second quarter, up from $78,000 in the second quarter of 1997. The increase reflects a $3.8 million rise in the average balance to $9.7 million, and an eight-basis point jump in the average yield to 5.38%.


INTEREST EXPENSE

The Company's interest expense stems primarily from the interest paid on its CDs and other depository products, its FHLB borrowings, and, to a lesser extent, its mortgagors' escrow accounts. The level of interest expense is a function of both the average balances of these interest-bearing liabilities and their respective costs of funds.

In the second quarter of 1998, the Company recorded interest expense of $15.7 million, up $2.7 million from the year-earlier amount. The 21.2% increase stemmed from a $243.1 million rise in average interest-bearing liabilities to $1.4 billion, supported by a one-basis point uptick to 4.48% in the average cost of funds.

While CDs contributed the largest percentage of interest expense in the current second quarter, the increase stemmed primarily from the growing balance of borrowings. FHLB borrowings produced interest expense of $5.0 million, as compared to $2.1 million in the year-earlier three months. The increase reflects a $227.8 million rise in the average balance to $374.2 million, tempered by a 36-basis point decline to 5.31% in the average cost of funds. FHLB borrowings thus represented 31.6% of interest expense in the current second quarter and 26.6% of average interest-bearing liabilities. In the year-earlier quarter, FHLB borrowings represented 16.0% of interest expense and 12.6% of average interest-bearing liabilities.

The interest expense derived from CDs totaled $8.7 million in the current second quarter, down $82,000 from the level derived in the year-earlier three months. The reduction was the net effect of a $9.0 million increase in the average balance to $659.6 million and a 12-basis point drop in the average cost to 5.29%. CDs represented 55.4% of total interest expense in the current second quarter and 46.9% of average interest-bearing liabilities. By comparison, CDs accounted for 67.8% of interest expense in the second quarter of 1997 and 55.9% of average interest-bearing liabilities.

Savings accounts contributed interest expense of $1.5 million in the current second quarter, down $107,000 from the year-earlier amount. The decline reflects a $6.7 million reduction in the average balance to $269.2 million, together with a 10-basis point drop in the average cost to 2.29%. Savings accounts thus represented 9.8% of interest expense in the current second quarter and 19.1% of average interest-bearing liabilities.

NOW and money market accounts generated interest expense of $494,000, as compared to $447,000 in the second quarter of 1997. The increase stemmed from a $4.6 million rise in the average balance to $72.7 million, coupled with a 10-basis point rise in the average cost of funds to 2.73%.

The interest expense derived from mortgagors' escrow was $10,000 in the second quarters of both 1998 and 1997; the 1998 amount reflects an average balance of $30.7 million and an average cost of 0.13%, down 5 basis points.

The Company anticipates that it will continue to draw on its FHLB line of credit to finance mortgage loan production, in view of the higher levels of net interest income generated as a result of the growth in the mortgage loan portfolio. The decision to utilize FHLB borrowings is based on the current availability and pricing of this funding source and others, and the current level of desirable loan demand.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                      Three Months Ended June 30,
                                                   ---------------------------------------------------------------
                                                                 1998                             1997
                                                   ------------------------------   ------------------------------
                                                                          Average                          Average
                                                   Average                Yield/    Average                Yield/
                                                   Balance      Interest  Cost      Balance      Interest  Cost
                                                   ----------   --------  -------   ----------   --------  -------

Assets:
  Interest-earning assets:
    Mortgage and other loans, net                  $1,417,693    $30,560    8.62%   $1,204,850    $26,250    8.71%
    Securities held to maturity                       112,798      1,820    6.45        72,311      1,107    6.12
    Mortgage-backed securities held to maturity        42,177        660    6.26        64,997      1,007    6.20
    Money market investments                            9,665        130    5.38         5,883         78    5.30
                                                   ----------   --------  -------   ----------    -------  -------
  Total interest-earnings assets                    1,582,333     33,170    8.39%    1,348,041     28,442    8.44%
  Non-interest-earning assets                          45,491                           39,733
                                                   ----------                       ----------
  Total assets                                     $1,627,824                       $1,387,774
                                                   ==========                       ==========
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    NOW and money market accounts                  $   72,656    $   494    2.73%   $   68,076    $   447    2.63%
    Savings accounts                                  269,209      1,539    2.29       275,877      1,646    2.39
    Certificates of deposit                           659,641      8,696    5.29       650,636      8,778    5.41
    FHLB borrowings                                   374,226      4,957    5.31       146,424      2,071    5.67
    Mortgagers' escrow                                 30,697         10    0.13        22,281         10    0.18
                                                   ----------   --------  -------   ----------    -------  -------
  Total interest-bearing liabilities                1,406,429     15,696    4.48%    1,163,294     12,952    4.47%
                                                                --------                          -------
  Non-interest-bearing deposits                        31,518                           26,351
  Other liabilities                                    27,264                           29,468
                                                   ----------                       ----------
  Total liabilities                                 1,465,211                        1,219,113
  Stockholders' equity                                162,613                          168,661
                                                   ----------                       ----------
  Total liabilities and stockholders' equity       $1,627,824                       $1,387,774
                                                   ==========                       ==========
  Net interest income/interest rate spread                       $17,474    3.91%                 $15,490    3.97%
                                                                ========  =======                 =======  =======
  Net interest-earning assets/net
    interest margin                                $  175,904               4.42    $  184,747               4.60
                                                   ==========             =======   ==========             =======
  Ratio of interest-earning assets to
    interest-bearing liabilities                                          112.51                           115.88
                                                                          =======                          =======




NET INTEREST INCOME

Net interest income is the Company's principal source of income. Its level is significantly influenced by the volume of the Company's interest-earning assets and interest-bearing liabilities, and by the spread between the yield on such assets and the cost of such liabilities.

Reflecting the substantial growth recorded in interest-earning assets, net interest income rose to $17.5 million in the current second quarter from $16.5 million in the trailing quarter and from $15.5 million in the second quarter of 1997. The level of net interest income has, in fact, increased for seven consecutive quarters, beginning in the fourth quarter of 1996.

In addition, while the increased use of FHLB borrowings contributed to a narrower spread and margin on a year-over-year basis, these measures reflect improvement when compared with the trailing three-month period. In the second quarter of 1998, the Company's interest rate spread was 3.91%, as compared to 3.65% and 3.97%, respectively, in the trailing and year-ago quarters. Similarly, its net interest margin was 4.42% in the current second quarter, as compared to 4.24% and 4.60%, respectively, in the earlier periods.


PROVISION FOR LOAN LOSSES

The provision for loan losses is based on management's periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs, both current and historic; local economic conditions; the direction of real estate values; and current trends in regulatory supervision.

Reflecting the quality of the loan portfolio and the level of coverage provided by the allowance for loan losses, the Company has suspended the loan loss provision since the third quarter of 1995.

The quality of the portfolio is reflected in the absence of any net charge-offs for twelve consecutive quarters, as well as the level of non-performing loans at quarter's end. Non-performing loans totaled $7.5 million at June 30, 1998, equivalent to a modest 0.52% of loans, net.

At $9.4 million, the loan loss allowance was consistent with the allowance recorded at year-end 1997, and represented 125.31% of non-performing loans and 0.65% of loan, net. In addition, the ratio of the allowance to accumulated net charge-offs since 1987 was 661.36%.

Based on currently available information, management believes that the Company's allowance for loan losses is sufficient, and does not anticipate making additional provisions to the allowance in the short-term. At the same time, no assurances can be given that a significant change in the quality of the Company's assets or a significant downturn in the real estate market would not result in additional loan loss provisions being made.

For additional information regarding asset quality and the allowance for loan losses, see the discussion and analysis beginning on page 9 of this report.


OTHER OPERATING INCOME

Other operating income rose to $866,000 in the second quarter of 1998, up $351,000, or 68.2%, from the level recorded in the second quarter of 1997. The increase was the net result of a $485,000 increase in fee income to $786,000 and a $134,000 drop in other operating income to $80,000. The rise in fee income reflects fees derived from loan production and prepayments, as well as the growing balance of fee-generating depository accounts.

OPERATING EXPENSE

Operating expense consists primarily of compensation and benefits expense, together with occupancy and equipment and general and administrative ("G&A") expense. The ability to contain such costs is one of the Company's hallmarks, as reflected in the ratio of operating expense to average assets, and in the ratio of operating expense to net interest income and operating income (the efficiency ratio).

In the three months ended June 30, 1998, operating expense rose a modest $55,000 to $6.7 million from the level recorded in the three months ended June 30, 1997. The increase was the net result of a $180,000 increase in compensation and benefits expense to $4.9 million and a collective decline of $125,000 in the remaining categories of operating expense. Specifically, occupancy and equipment expense declined $26,000 to $605,000; G&A expense dropped $39,000 to $1.1 million; and other operating expense fell $60,000 to $133,000.

Included in second quarter 1998 compensation and benefits expense was $1.8 million relating to the amortization and appreciation of shares in the Company's stock-related benefit plans, up from $1.7 million in the year-earlier three months. Excluding these non-cash items, the Company's compensation and benefits expense rose $84,000.

The successful containment of operating expense is further demonstrated by improvements in both the ratio of operating expense to average assets and the efficiency ratio. On the basis of GAAP earnings, the ratio of operating expense to average assets improved to 1.66% from 1.93% in the year-earlier quarter; the efficiency ratio improved to 36.79% from 41.81%. On the basis of cash earnings, the ratio of operating expense to average assets improved to 1.21% from 1.34%, while the cash efficiency ratio improved to 26.78% from 29.10%.

The number of full-time equivalent employees at June 30, 1998 was 285.


INCOME TAX EXPENSE

The Company recorded income tax expense of $5.0 million in the current second quarter, as compared to $4.0 million in the year-earlier three months. The $998,000 increase reflects a $2.3 million rise in pre-tax income to $11.6 million from the year-earlier $9.3 million, including a $668,000 increase in non-cash items associated with the Company's stock-related benefit plans. Such non-cash items totaled $1.5 million and $823,000, respectively, in the second quarters of 1998 and 1997, all of which was added back to capital at the respective quarter-ends.

While the effective tax rate was 42.9% in the current second quarter, the tax rate is expected to approximate 41% in the third and fourth quarters of 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET INCOME

The Company recorded earnings of $12.9 million for the six months ended June 30, 1998, equivalent to diluted earnings per share of $0.94. By comparison, the Company earned $11.2 million in the six months ended June 30, 1997, representing diluted earnings per share of $0.74. The six-month 1997 amounts have been adjusted to exclude the recapture of $1.3 million in the first quarter that had been recorded as a tax charge in the fourth quarter of 1996.

The Company's cash earnings totaled $21.9 million in the current six-month period, as compared to $16.3 million in the six months ended June 30, 1997, representing a 48.2% increase in diluted cash earnings per share to $1.60 from $1.08. The 1997 amounts have also been adjusted to exclude the $1.3 million recapture in the first quarter of the year. The Company's 1998 six-month cash earnings contributed $9.0 million, or 70.2%, more to stockholders' equity than its GAAP earnings alone, and represented a cash ROA and cash ROE of 2.71% and 26.99%, respectively.


CASH EARNINGS ANALYSIS
(in thousands, except per share data)

                                                            For the
                                                        Six Months Ended
                                                            June 30,
                                                        -----------------
                                                         1998      1997(1)
                                                        -------   --------
Net income                                              $12,878    $11,473
Additional contributions to stockholders'
 equity:
  Amortization and appreciation of stock-related
    benefit plans                                         3,503      3,328
  Associated tax benefits                                 4,627      1,239
  Amortization of goodwill                                  --         --
  Other                                                     909        241
                                                        -------   --------
Cash earnings                                           $21,917    $16,281
                                                        =======   ========
Cash earnings per share                                   $1.70      $1.15
Diluted cash earnings per share                           $1.60      $1.08


(1) Excludes the recapture of $1.3 million in the first quarter of 1997 than had been recorded as a tax charge in the fourth quarter of 1996.


The growth in 1998 earnings year-to-date was primarily triggered by a $3.3 million, or 10.9%, increase in net interest income to $34.0 million, the net result of a $10.1 million rise in interest income to $65.7 million and a $6.8 million increase in interest expense to $31.6 million. The increase in interest income was triggered by a $242.5 million rise in the average balance of interest-earning assets to $1.6 billion, largely reflecting the growth of the mortgage loan portfolio. The higher level of interest expense reflects a $265.5 million increase in the average balance of interest-bearing liabilities to $1.4 billion, coupled with a 14-basis point increase in the average cost of funds.

In addition to the rise in net interest income, earnings growth was driven by a $605,000 increase in other operating income to $1.4 million, offsetting a $215,000 increase in operating expense to $13.4 million. Income tax expense rose $3.3 million to $9.1 million from the year-earlier level, reflecting a $3.7 million increase in pre-tax income to $22.0 million and a $3.4 million increase in non-cash items stemming from the Company's stock-related benefit plans. In addition, the Company's 1997 income tax expense was reduced by the recapture of $1.3 million in the first quarter that had been recorded as an income tax charge in the fourth quarter of 1996.


INTEREST INCOME

Interest income rose to $65.6 million in the current six-month period from $55.5 million in the six months ended June 30, 1997. The $10.1 million, or 18.2%, increase reflects a $242.5 million, or 18.3%, rise in the average balance of interest-earning assets to $1.6 billion; the average yield on these assets was 8.36%, consistent with the level recorded in the year-earlier six months.

Mortgage and other loans provided much of the growth in interest income, as the average balance of these assets rose $229.8 million to $1.4 billion, representing 89.7% of average interest-earning assets year-to-date. The interest income derived from loans rose $9.5 million, or 18.7%, to $60.6 million, as the higher average balance mitigated a six-basis point drop in the average yield to 8.59%. The interest income derived from loans represented 92.2% of interest income in the six months ended June 30, 1998.

The interest income derived from securities rose $1.2 million, or 50.8%, to $3.4 million, the result of a $31.8 million, or 42.2%, increase in the average balance to $107.0 million and a 36-basis point increase in the average yield to 6.40%. Securities represented 6.8% of average interest-earning assets in the current six-month period and provided 5.2% of interest income year-to-date.

Mortgage-backed securities generated $1.4 million in interest income, down $687,000 from the level recorded in the first six months of 1997. The reduction was the net effect of a $23.0 million decline in the average balance to $45.0 million and a 10-basis point increase in the average yield to 6.27%. Mortgage-backed securities represented 2.9% of interest-earning assets and 2.2% of interest income in the first six months of 1998.

The interest income provided by money market investments rose $108,000 to $246,000, as the average balance of these assets increased $4.0 million to $9.3 million, accompanied by a 15-basis point increase in the average yield to 5.32%.

INTEREST EXPENSE

The Company recorded interest expense of $31.6 million in the first six months of 1998, as compared to $24.9 million in the first six months of 1997. The $6.8 million, or 27.3%, increase reflects a $265.5 million rise in the average balance of interest-bearing liabilities and a 14-basis point rise in the average cost of funds to 4.58%.

The higher level of interest expense was primarily triggered by the increased use of FHLB borrowings during the current six-month period, and, to a lesser extent, by a higher average balance of CDs. The average balance of FHLB borrowings rose $240.2 million to $356.9 million, representing 25.6% of average interest-bearing liabilities, as compared to 10.3% in the year-earlier six months. The interest expense derived from FHLB borrowings rose $6.4 million to $9.7 million, the net effect of the higher average balance and a 16-basis point drop in the average cost to 5.47%. FHLB borrowings thus represented 30.6% of interest expense in the current six-month period, as compared to 13.1% in the year-earlier six months.

The average balance of CDs rose $24.3 million to $674.2 million, representing 48.3% of average interest-bearing liabilities in the current six-month period, down from 57.6% in the six months ended June 30, 1997. CDs generated interest expense of $17.8 million, up $412,000 from the year-earlier level, the net effect of the higher average balance and a seven-basis point reduction in the average cost of said funds to 5.33%. CDs thus generated 56.3% of interest expense in the current six-month period, down from 69.9% in the six months ended June 30, 1997.

Savings accounts generated $3.1 million in interest expense, down $164,000 from the year-earlier level, reflecting a $7.1 million decline in the average balance to $268.4 million and a six-basis point drop in the average cost to 2.34%. Savings accounts thus represented 19.2% of average interest-bearing liabilities in the current six-month period and 9.8% of year-to-date interest expense.

NOW and money market accounts generated interest expense of $1.0 million, up $96,000 from the year-earlier amount. The increase reflects a $1.3 million rise in the average balance to $69.9 million and a 23-basis point rise in the average cost to 2.92%.

The interest expense generated by mortgagors' escrow rose $8,000 to $28,000, reflecting a $6.8 million increase in the average balance to $25.4 million and an average cost of 22 basis points, consistent with the cost recorded in the year-earlier six months.


NET INTEREST INCOME

The Company recorded net interest income of $34.0 million in the current six-month period, exceeding the year-earlier level by $3.3 million, or 10.9%. The increase was the net effect of the $10.1 million increase in interest income to $65.7 million and the $6.8 million increase in interest expense to $31.6 million.

While the Company's interest rate spread and net interest margin dropped to 3.78% and 4.33%, respectively, from 3.92% and 4.62% in the six months ended June 30, 1997, a comparison of the current year's first and second quarters reflects the expansion of spreads and margins, as indicated in the second quarter discussion beginning on page 17 of this report.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)


                                                           Six Months Ended June 30,
                                    -------------------------------------------------------------------------
                                                   1998                                  1997
                                    ---------------------------------      ----------------------------------
                                                               Average                                 Average
                                     Average                   Yield/       Average                    Yield/
                                     Balance     Interest      Cost         Balance      Interest      Cost
                                     -------     --------      -------      --------     --------      -------
Assets:
  Interest-earning assets:
    Mortgage and other loans, net   $1,409,997    $60,568        8.59%     $1,180.222    $51,039         8.65%
    Securities held to maturity        106,990      3,425        6.40          75,217      2,271         6.04
    Mortgage-backed securities held
      to maturity                       45,042      1,412        6.27          68,053      2,099         6.17
    Money market investments             9,331        246        5.32           5,340        138         5.17
                                    ----------    -------        ----      ----------    -------         ----
  Total interest-earning assets      1,571,360     65,651        8.36%      1,328,832     55,547         8.36%
  Non-interest earning assets           43,825                                 38,335
                                    ----------                             ----------
  Total assets                      $1,615,185                             $1,367,167
                                    ==========                             ==========
Liabilities and stockholders'
 equity:
  Interest-bearing liabilities:
    NOW and money market accounts   $   69,905    $ 1,013        2.92%     $   68,650    $   917         2.69%
    Savings accounts                   268,412      3,115        2.34         275,500      3,279         2.40
    Certificates of deposit            674,208     17,808        5.33         649,885     17,396         5.40
    FHLB borrowings                    356,905      9,682        5.47         116,683      3,258         5.63
    Mortgagors' escrow                  25,406         28        0.22          18,583         20         0.22
                                    ----------    -------        ----      ----------    -------         ----
  Total interest-bearing
   liabilities                       1,394,836     31,646        4.58%      1,129,301     24,870         4.44%
                                                  -------                                -------
  Non-interest-bearing deposits         30,870                                 25,543
  Other liabilities                     27,045                                 27,565
                                    ----------                             ----------
  Total liabilities                  1,452,751                              1,182,409
  Stockholders' equity                 162,434                                184,758
                                    ----------                             ----------
  Total liabilities and
   stockholders' equity             $1,615,185                             $1,367,167
                                    ==========                             ==========
  Net interest income/interest
   rate spread                                    $34,005        3.78%                   $30,677         3.92%
                                                  =======        ====                    =======         ====
  Net interest-earning assets/
   net interest margin              $  176,524                   4.33      $  199,531                    4.62
                                    ===========                  ====      ==========                    ====
  Ratio of interest-earning assets
   to interest-bearing liabilities                             112.66                                  117.67
                                                               ======                                  ======




PROVISION FOR LOAN LOSSES

As discussed in the second quarter comparison, the Company has suspended the provision for loan losses since the third quarter of 1995. For more information regarding the loan loss provision and asset quality, see the respective discussions on pages 18 and 9 of this report.

OTHER OPERATING INCOME

The Company recorded other operating income of $1.4 million, up from $819,000 in the six months ended June 30, 1997. The $605,000 increase reflects a $611,000 rise in fee income to $1.2 million and a $6,000 drop in other sources of operating income to $233,000. The higher level of fee income includes fees generated in connection with mortgage loan production and prepayments, and also reflects an increase in fee-generating depository accounts.


OPERATING EXPENSE

Operating expense totaled $13.4 million and $13.2 million, respectively, in the six months ended June 30, 1998 and 1997, equivalent to 1.66% and 1.93% of average assets, respectively. Compensation and benefits expense totaled $9.6 million and $9.2 million in the corresponding periods, including $3.5 million and $3.3 million, respectively, that stemmed from the amortization and appreciation of shares in the Company's stock-related benefit plans.

The increase in compensation and benefits expense was partially offset by across-the-board reductions in the remaining categories, as occupancy and equipment declined $23,000 to $1.3 million, G&A expense dropped $14,000 to $2.3 million, and other operating expense fell $95,000 to $254,000.

The efficiency ratio improved to 37.88% from 41.92% in the six months ended June 30, 1997; on the basis of cash earnings, it improved to 27.99% from 29.77%.


INCOME TAX EXPENSE

Income tax expense rose to $9.1 million in the current six-month period from $5.8 million in the first six months of 1997. The 1998 amount reflects an increase in pre-tax income to $22.0 million from the year-earlier $18.3 million, including an increase in non-cash items stemming from the Company's stock-related benefit plans to $4.6 million from $1.2 million. Income tax expense for the first six months of 1997 was reduced by the recapture of $1.3 million in the first quarter that had been recorded as a tax charge in the fourth quarter of 1996.


YEAR 2000 COMPLIANCE

The Company continues to be actively engaged in preparing for the Year 2000. While the Bank maintains an internal computer system for certain operating functions (which is already Year 2000 compliant), the substantial majority of its data processing is out-sourced to a third party vendor. Such vendor has provided the Bank with written assurances that its systems and the software which it is licensed to use will be Year 2000 compliant; the integration of the system with its licensed software will be tested in the fourth quarter of 1998. In the event that such vendor's system fails to be compliant by the third quarter of 1999, said vendor has made arrangements with another vendor that is Year 2000 compliant to provide the Bank with data processing services. However, despite the Bank's efforts to ensure that it will be compliant by the Year 2000, there can be no assurances that this will be the case.

In the event that such data processing vendor, or any of the Bank's other significant vendors or suppliers, do not successfully achieve Year 2000 compliance in a timely manner, the Bank's business or operations would be adversely affected. The Bank has therefore gathered information from each of its vendors and suppliers regarding their Year 2000 compliance, and has prepared contingency plans in the event that any of them fail to meet their operating requirements.

Expenses to date have been immaterial and it is currently management's expectation that this will continue to be the case.


SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements that are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.



           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the Interest Rate Sensitivity Analysis on page 13 of the 1997 Annual Report to Shareholders, filed on March 20, 1998.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                           PART 2 - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On July 21, 1998, the Board of Directors declared a quarterly cash dividend of 25 cents per share, payable on August 17, 1998 to shareholders of record at the close of business on August 3, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

          Exhibit No. 3 (i)     Certificate of Incorporation*
          Exhibit No. 3 (ii)    Bylaws*
          Exhibit No. 11        Statement re: Computation of Per Share Earnings
                                - filed herewith
          Exhibit No. 27        Financial Date Schedule - filed herewith

     (b)   Reports on Form 8-K

          Not applicable.

*Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-1, as amended, Registration No. 33-65852.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Queens County Bancorp, Inc.
                                  (Registrant)



DATE:  August 12, 1998            BY:  /s/ Joseph R. Ficalora
                                       ----------------------
                                       Joseph R. Ficalora
                                       Chairman, President, and
                                       Chief Executive Officer
                                       (Duly Authorized Officer)

                                  BY:  /s/ Robert Wann
                                       ------------------------
                                       Robert Wann
                                       Senior Vice President,
                                       Comptroller, and
                                       Chief Financial Officer
                                       (Principal Financial Officer)