Form 10-Q
period 1998-09-30
QUEENS COUNTY BANCORP INC
filed 1998-11-12
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No


                                   21,275,212

                         Number of shares outstanding at
                                November 5, 1998

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                      THREE MONTHS ENDED SEPTEMBER 30, 1998


INDEX                                                                   PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Statements of Condition as of September 30, 1998
        (unaudited) and December 31, 1997                                      1

        Consolidated Statements of Income and Comprehensive Income
        for the Three and Nine Months Ended September 30, 1998 and 1997
        (unaudited)                                                            2

        Consolidated Statement of Changes in Stockholders' Equity
        for the Nine Months Ended September 30, 1998 (unaudited)               3

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1998 and 1997 (unaudited)                          4

        Notes to Unaudited Consolidated Financial Statements                   5

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          7

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                           24


PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS                                                     25

Item 2. CHANGES IN SECURITIES                                                 25

Item 3. DEFAULTS UPON SENIOR SECURITIES                                       25

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   25

Item 5. OTHER INFORMATION                                                     25

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                      25


SIGNATURES                                                                    27

EXHIBITS                                                                      28

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)



                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     1998              1997
                                                                  (unaudited)
                                                                 -------------     ------------
Assets
Cash and due from banks                                          $   16,490        $   16,733
Money market investments                                              6,000             6,000
Securities held to maturity (estimated market value of
     $129,463 and $95,067, respectively)                            129,158            94,936
Mortgage-backed securities held to maturity (estimated market
     value of $29,670 and $50,619, respectively)                     28,819            49,781
Securities available for sale                                         4,271             2,617
Mortgage loans:
     1-4 family                                                     188,795           224,287
     Multi-family                                                 1,230,532         1,107,374
     Commercial real estate                                          61,588            61,740
     Construction                                                     1,695             1,538
                                                                 ----------        ----------
Total mortgage loans                                              1,482,610         1,394,939
Other loans                                                          10,107            10,795
Less: Unearned loan fees                                             (1,146)           (1,300)
      Allowance for loan losses                                      (9,431)           (9,431)
                                                                 ----------        ----------
Loans, net                                                        1,482,140         1,395,003
Premises and equipment, net                                          10,266            10,782
Deferred tax asset, net                                               5,796             5,514
Other assets                                                         23,643            21,903
                                                                 ----------        ----------
Total assets                                                     $1,706,583        $1,603,269
                                                                 ==========        ==========

Liabilities and Stockholders' Equity
Deposits:
     NOW and money market accounts                               $   68,175        $   67,894
     Savings accounts                                               268,179           268,133
     Certificates of deposit                                        707,272           703,948
     Non-interest-bearing accounts                                   30,985            29,186
                                                                 ----------        ----------
Total deposits                                                    1,074,611         1,069,161
                                                                 ----------        ----------
Official checks outstanding                                          13,469            29,440
FHLB borrowings                                                     445,522           309,664
Accounts payable and accrued expenses                                   674             1,857
Mortgagor's escrow                                                   15,153            10,690
Other liabilities                                                     9,235            11,942
                                                                 ----------        ----------
Total liabilities                                                 1,558,664         1,432,754
                                                                 ----------        ----------
Stockholders' equity:
     Preferred stock at par $0.01 (5,000,000 shares
          authorized; none issued)                                       --                --
     Common stock at par $0.01 (60,000,000 shares
          authorized; 30,970,693 shares issued;
          21,418,928 and 22,369,187 shares
          outstanding at September 30, 1998 and
          December 31, 1997, respectively)                              310               206
     Paid-in capital in excess of par                               134,991           125,000
     Retained earnings (substantially restricted)                   162,914           166,230
     Less:  Treasury stock (9,551,765 and 8,601,663 shares,
            respectively)                                          (133,425)         (104,148)
            Unallocated common stock held by ESOP                   (12,957)          (13,526)
            Common stock held by SERP                                (3,488)           (2,492)
            Unearned common stock held by RRPs                         (256)             (812)
     Accumulated other comprehensive income, net of tax effect         (170)               57
                                                                 ----------        ----------
Total stockholders' equity                                          147,919           170,515
                                                                 ----------        ----------
Total liabilities and stockholders' equity                       $1,706,583        $1,603,269
                                                                 ==========        ==========


See accompanying notes in financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                     (in thousands, except per share data)
                                  (unaudited)

                                           FOR THE                FOR THE
                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                       1998       1997        1998       1997
                                       ----       ----        ----       ----
INTEREST INCOME:
  Mortgage and other loans             $31,473   $28,287      $92,041  $79,326
  Securities held to maturity            1,982     1,115        5,408    3,386
  Mortgage-backed securities
   held to maturity                        530       939        1,942    3,038
  Money market investments                 137        67          383      205
                                        -------   ------      -------   ------
Total interest income                   34,122    30,408       99,774   85,955
                                        -------   ------      -------   ------

INTEREST EXPENSE:
  NOW and money market accounts            495       472        1,508    1,389
  Savings accounts                       1,550     1,633        4,665    4,912
  Certificates of deposit                8,996     9,233       26,805   26,629
  FHLB borrowings                        5,774     3,450       15,456    6,708
  Mortgagors' escrow                         8         9           36       30
                                        ------     -----       ------   ------
Total interest expense                  16,823    14,797       48,470   39,668
                                        ------    ------       ------   ------
   Net interest income                  17,299    15,611       51,304   46,287
Provision for loan losses                 --          --           --       --
                                        ------    ------       ------   ------
   Net interest income after
   provision for loan losses            17,299    15,611       51,304   46,287

OTHER OPERATING INCOME:
  Fee income                               476       308        1,667      888
  Other                                    161        28          394      268
                                        ------    ------       ------    -----
Total other operating income               637       336        2,061    1,156
                                        ------    ------       ------    -----
OPERATING EXPENSE:
  Compensation and benefits              4,604     4,701       14,184   13,934
  Occupancy and equipment                  660       683        1,937    1,983
  General and administrative             1,183     1,257        3,491    3,579
  Other                                    213       144          467      492
                                         -----     -----       ------   ------
Total operating expense                  6,660     6,785       20,079   19,988
                                         -----     -----       ------   ------
Income before income taxes              11,276     9,162       33,286   27,455
Income tax expense                       4,326     3,767       13,458    9,586
                                        ------     -----       ------   ------
  NET INCOME                          $  6,950   $ 5,395      $19,828  $17,869
                                      --------   -------      -------  -------

Comprehensive income, net
  of tax:
  Unrealized gain on securities           (437)       --         (227)     --
                                        -------   ------       ------  -------
  Comprehensive income                $  6,513   $ 5,395      $19,601  $17,689
                                      ========   =======      =======  =======

  EARNINGS PER SHARE(1)                  $0.36     $0.28        $1.02    $0.86
  DILUTED EARNINGS PER SHARE(1)          $0.34     $0.26        $0.97    $0.81

(1) Data reflects shares issued as a result of 3-for-2 stock splits on October 1, 1997 and September 29, 1998.


See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998
(in thousands)                                              (UNAUDITED)
---------------------------------------------------------------------------
COMMON STOCK (PAR VALUE: $0.01):
 Balance at beginning of year                               $     206
 Stock splits                                                     104
                                                            ---------
 Balance at end of period                                         310
                                                            ---------
PAID-IN CAPITAL IN EXCESS OF PAR:
 Balance at beginning of year                                 125,000
 Stock splits                                                    (107)
 Tax benefit effect on stock plans                              6,150
 Common Stock acquired by SERP                                    996
 Allocation of ESOP stock                                       2,952
                                                            ---------
 Balance at end of period                                     134,991
                                                            ---------
RETAINED EARNINGS:
 Balance at beginning of year                                 166,230
 Net income                                                    19,828
 Dividends paid on common stock                                (9,013)
 Exercise of stock options (1,148,428 shares)                 (14,131)
                                                            ---------
 Balance at end of period                                     162,914
                                                            ---------

TREASURY STOCK:
 Balance at beginning of year                                (104,148)
 Purchase of common stock (1,734,815 shares)                  (46,634)
 Common stock acquired by SERP                                    996
 Exercise of stock options (1,148,428 shares)                  16,361
                                                            ---------
 Balance at end of period                                    (133,425)
                                                            ---------
EMPLOYEE STOCK OWNERSHIP PLAN:
 Balance at beginning of year                                 (13,526)
 Allocation of ESOP stock                                         569
                                                            ---------
 Balance at end of period                                     (12,957)
                                                            ---------
SERP PLAN:
 Balance at beginning of year                                  (2,492)
 Common stock acquired by SERP                                   (996)
                                                            ---------
 Balance at end of period                                      (3,488)
                                                            ---------
RECOGNITION AND RETENTION PLANS:
 Balance at beginning of year                                    (812)
 Earned portion of RRPs                                           556
                                                            ---------
 Balance at end of period                                        (256)
                                                            ---------
NET UNREALIZED APPRECIATION IN SECURITIES, NET OF TAX:
 Balance at beginning of year                                      57
 Net unrealized appreciation in securities, net of tax           (227)
                                                            ---------
 Balance at end of year                                          (170)
                                                            ---------
Total Stockholders' Equity                                  $ 147,919
                                                            =========

See accompanying notes to financial statements

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                1998          1997
(in thousands)                                                                      (unaudited)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  19,828     $  17,869
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization                                                 698           707
      Amortization of premiums, net                                                  93           116
      Amortization of net deferred loan origination fees                            153           496
      Net gain on redemption of securities and mortgage-backed securities           (81)           (1)
      Net gain on sale of foreclosed real estate                                   (167)          (45)
      Tax benefit effect on stock plans                                           6,150         2,207
      Earned portion of RRPs                                                        556           520
      Earned portion of ESOP                                                      3,521         3,763
  Changes in assets and liabilities:
      Increase in deferred income taxes                                            (282)       (2,520)
      Increase in other assets                                                   (1,740)       (3,062)
      (Decrease) increase in accounts payable and accrued expenses               (1,183)          211
      Decrease in official checks outstanding                                   (15,971)      (11,173)
      (Decrease) increase in other liabilities                                   (2,707)        2,035
                                                                              ---------     ---------
Total adjustments                                                               (10,960)       (6,746)
                                                                              ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         8,868        11,123
                                                                              ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from redemption of mortgage-backed securities held to maturity        76,565        24,935
  Proceeds from maturity of securities held to maturity                          14,000        42,000
  Purchase of securities held to maturity                                      (103,838)      (41,069)
  Purchase of securities available for sale                                      (2,022)           --
  Net increase in loans                                                         (96,746)     (204,924)
  Proceeds from sale of loans and foreclosed real estate                          9,763         2,426
  Purchase of premises and equipment, net                                          (183)         (584)
                                                                              ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                          (102,461)     (177,216)
                                                                              ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in mortgagors' escrow                                              4,463         6,431
  Net increase in deposits                                                        5,450        27,577
  Net increase in FHLB borrowings                                               135,858       195,894
  Cash dividends paid and options exercised, net                                (23,144)       (8,772)
  Purchase of Treasury stock, net of stock options exercised
    and shares acquired by SERP                                                 (29,277)      (49,749)
                                                                              ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        93,350       171,381
                                                                              ---------     ---------
Net (decrease) increase in cash and cash equivalents                               (243)          874
Cash and cash equivalents at beginning of period                                 22,733        21,045
                                                                              ---------     ---------
Cash and cash equivalents at end of period                                      $22,490       $21,919
                                                                              =========     =========
Supplemental information:
  Cash paid for:
    Interest                                                                    $48,389       $39,671
    Income taxes                                                                  8,374         9,343
Transfers to foreclosed real estate from loans                                      772            --
Transfers to real estate held for investment from foreclosed real estate            535           115

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

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's results for the periods presented. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for all of 1998.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on SEC Form 10-K.

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

SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. As this statement pertains to the disclosure of information about pension and other post-retirement benefits, it is not expected to have an impact on the Company's financial performance.

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

SFAS No. 133 is effective for financial statements issued for periods beginning after June 15, 1999 and is not expected to have an impact on the Company.

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

In the three months ended September 30, 1998, the Company continued to deepen its niche in the multi-family real estate market, while maintaining a strong record of asset quality. In addition, the Company recorded higher levels of net interest income and other operating income, and succeeded in containing its operating expense. As a result, the Company recorded a 22.3% increase in cash earnings, strengthening its contribution to capital.

In addition to delivering a solid financial performance, the Company took a series of actions designed to enhance the value of its shares. On August 18, 1998, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend, resulting in the distribution of 10,323,460 shares on September 29, 1998. On September 3, 1998, the Board authorized the repurchase of 750,000 shares of Queens County Bancorp, as adjusted for the 3-for-2 stock split; including shares remaining from the prior authorization, 1.1 million shares were repurchased during the three-month period. On October 20, 1998, the Board declared a 20% increase in the quarterly cash dividend to $0.20 per share, equivalent to $0.30 per share, pre-split.


BALANCE SHEET SUMMARY

The Company recorded a $103.3 million, or 6.4%, increase in total assets to $1.7 billion at September 30, 1998, as compared to $1.6 billion at December 31, 1997. The growth in assets primarily stemmed from an $87.7 million, or 6.3%, rise in outstanding mortgage loans to $1.5 billion, reflecting third-quarter and year-to-date originations of $119.4 million and $360.8 million, respectively. Multi-family mortgage loans accounted for $104.5 million and $329.3 million of third-quarter and year-to-date originations, bringing the total multi-family portfolio to $1.2 billion at September 30, 1998. In addition to multi-family mortgage loans, the mortgage loan portfolio included $188.8 million in one-to-four family loans, $61.6 million in commercial real estate loans, and $1.7 million in construction loans, respectively, as compared to $224.3 million, $61.7 million, and $1.5 million at year-end 1997.

Asset growth was also fueled by a $34.2 million, or 36.0%, increase in securities held to maturity to $129.2 million, coupled with a $1.7 million increase in securities available for sale to $4.3 million. These increases served to offset a $21.0 million reduction in mortgage-backed securities held to maturity to $28.8 million and a $688,000 reduction in the quarter-end balance of other loans to $10.1 million.

Asset quality continued to be strong, as the Company recorded its thirteenth consecutive quarter without any net charge-offs and enjoyed significant reductions in non-performing assets and loans. Non-performing assets fell to

$7.5 million, or 0.44% of total assets, at September 30, 1998, from $8.5 million (or 0.50% of total assets) and $8.7 million (or 0.54% of total assets), respectively, at June 30, 1998 and December 31, 1997. Included in the September 30, 1998 amount were non-performing loans of $6.5 million, representing 0.44% of loans, net, and foreclosed real estate of $1.0 million. In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $9.4 million, representing 145.31% of non-performing loans and 0.64% of loans, net, at quarter's end.

Deposits rose $5.5 million to $1.1 billion, primarily reflecting a $3.3 million increase in certificates of deposit ("CDs") to $707.3 million and across-the-board increases in savings, NOW and money market, and non-interest-bearing accounts. Additional funding stemmed from the Bank's Federal Home Loan Bank ("FHLB") line of credit, as borrowings rose to $445.5 million from $309.7 million at December 31, 1997.

Cash earnings contributed $32.5 million to stockholders' equity at September 30, 1998, and consisted of $19.8 million in net income and $12.6 million in non-cash items that were added back to capital at quarter's end. Net of $9.0 million in dividends paid, stockholders' equity totaled $147.9 million (down from $170.5 million at year-end 1997), equivalent to 8.67% of total assets and a split-adjusted book value of $7.99 per share, based on 18,514,561 shares. The reduction in stockholders' equity reflects the allocation of $46.6 million toward the repurchase of 1,734,815 shares of Company stock in the nine-month period, including $28.3 million for the repurchase of 1,057,463 shares in the third quarter of the year. Both the Company and the Bank continued to exceed the minimum regulatory capital requirements at September 30, 1998.


LOANS

The Company originated $119.4 million in mortgage loans in the current third quarter, bringing the total volume of originations to $360.8 million for the nine months ended September 30, 1998. As a result, the mortgage loan portfolio rose $87.7 million, or 6.3%, to $1.5 billion from the level recorded at December 31, 1997. Multi-family mortgage loans represented $104.5 million, or 87.5%, of third-quarter loan production and $329.3 million, or 91.3%, of production for the nine-month period. Multi-family mortgage loans thus represented $1.2 billion, or 83.0%, of mortgage loans outstanding at September 30, 1998, up from $1.1 billion, or 79.4%, at year-end 1997.

Since 1996, the majority of the Company's multi-family mortgage loan originations have featured a fixed rate of interest in the first five years of the mortgage and an adjustable rate of interest in each of years six through ten. Prior to 1996, however, the majority of the Company's multi-family mortgage originations featured an annual rate increase of 50 basis points in the first five years of the mortgage, regardless of the direction of market interest rates. At September 30, 1998, $228.6 million, or 18.5% of the portfolio, continued to feature this step-up rate of interest, with $86.4 million, $67.5 million, $42.4 million, and $32.3 million scheduled to reprice upward over the next four quarters.

While the origination of multi-family mortgage loans clearly remains its primary focus, the Company also originates one-to-four family, commercial real estate, and construction loans. At September 30, 1998, the mortgage loan portfolio included $188.8 million in one-to-four family mortgage loans (down $35.5 million from the year-end 1997 amount after originations of $6.2 million); $61.6 million in commercial real estate loans (down $152,000 after originations of $23.8 million); and $1.7 million in construction loans (up $157,000 after originations of $1.4 million). Other loans totaled $10.1 million at the close of the third quarter, down $688,000 from the level at year-end 1997.

The pace of mortgage loan production is driven by several factors, including competition, market interest rates, and corporate strategy. With $87.7 million in outstanding loan commitments at September 30, the Company is currently on target to reach its goal for 1998.


ASSET QUALITY ANALYSIS

                                         At or For the       At or For the
                                       Nine Months Ended      Year Ended
                                         September 30,        December 31,
                                             1998                1997
                                       -----------------     -------------

(dollars in thousands)                    (unaudited)
------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period             $ 9,431            $  9,359
Provision for loan losses                       --                  --
Loan charge-offs                                --                  --
Loan recoveries                                 --                  72
                                          --------           ---------
Net recoveries                                  --                  72
                                          --------           ---------
Balance at end of period                   $ 9,431            $  9,431
                                          ========           =========

NON-PERFORMING ASSETS AT PERIOD-END:
Mortgage loans in foreclosure             $  5,460            $  6,121
Loans 90 days or more delinquent             1,030               1,571
                                          --------            --------
Total non-performing loans                   6,490               7,692
Foreclosed real estate                       1,015               1,030
                                          --------            --------
Total non-performing assets               $  7,505            $  8,722
                                          ========            ========


RATIOS:
Non-performing loans to loans, net            0.44%               0.55%
Non-performing assets to total assets         0.44                0.54
Allowance for loan losses to
  non-performing loans                      145.31              122.61
Allowance for loan losses to loans, net       0.64                0.68
Allowance for loan losses to
  accumulated net charge-offs
  for the past 11 years                     661.37              661.37




ASSET QUALITY

In the third quarter of 1998, the Company's record of asset quality was strengthened by further reductions in the balance of non-performing assets, as the levels of non-performing loans and foreclosed real estate respectively declined. Non-performing loans totaled $6.5 million (or 0.44% of loans, net) at the close of the current third quarter, down from $7.5 million (or 0.52% of loans, net) and $7.7 million (or 0.55% of loans, net) at June 30, 1998 and December 31, 1997, respectively. Included in the 1998 amount were 42 mortgage loans in foreclosure of $5.5 million and 18 loans 90 days or more delinquent of $1.0 million. Foreclosed real estate, consisting of four properties, totaled $1.0 million, consistent with the level at the close of the trailing quarter and down $520,000 from the level recorded at year-end 1997. As a result, non-performing assets fell to $7.5 million at

September 30, 1998 from $8.5 million and $8.7 million, respectively, at June 30, 1998 and December 31, 1997, and represented 0.44% of total assets, as compared to 0.50% and 0.54%, respectively, at the earlier dates.

In addition to the reductions in non-performing assets, the Company recorded its thirteenth consecutive quarter without any net charge-offs and maintained the fully-performing status of its multi-family mortgage loans. In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was unchanged at $9.4 million, representing 145.31% of non-performing loans and 0.64% of loans, net, at quarter's end. In addition, the $9.4 million represented 661.37% of accumulated net charge-offs for the 11 years ended September 30, 1998.

Investments in real estate, reflected in "other assets," totaled $1.8 million and consisted of 16 residential properties at September 30, 1998. Each of these has been profitably rented, with an average rate of return to the Bank of 7.74%.

For additional information, see the accompanying Asset Quality Analysis and the discussion of the loan loss provision beginning on page 17 of this report.


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

Securities held to maturity totaled $129.2 million at September 30, 1998, up $34.2 million, or 36.0%, from $94.9 million at December 31, 1997. The increase primarily reflects a $35.8 million rise in U.S. government agency obligations to $99.8 million, which offset a $7.3 million decline in U.S. Treasuries to $7.0 million. The balance of the portfolio, which had an average maturity of 1.2 years at the close of the quarter, consisted of FHLB stock. The market values of securities held to maturity were $129.5 million and $95.1 million, respectively, at September 30, 1998 and December 31, 1997, representing 100.2% and 100.1% of the carrying values at the corresponding dates.

Securities available for sale totaled $4.3 million, up $1.7 million from the level at year-end 1997. Money market investments totaled $6.0 million at September 30, 1998, consistent with the level at December 31, 1997.


MORTGAGE-BACKED SECURITIES HELD TO MATURITY

At September 30, 1998, the balance of mortgage-backed securities held to maturity totaled $28.8 million, down $21.0 million from $49.8 million at December 31, 1997. The reduction reflects prepayments and the absence of any new investments since the first quarter of 1994.

The Company holds all of its mortgage-backed securities to maturity; the average maturity of the portfolio was under a year at quarter's end. At September 30, 1998 and December 31, 1997, the market values of the Company's mortgage-backed securities held to maturity were $29.7 million and $50.6 million, respectively, equivalent to 103.0% and 101.7% of the carrying values at the respective dates.

SOURCES OF FUNDS

The Company's funding primarily stems from the deposits its gathers, together with loan interest and principal payments and the interest on and maturity of securities. Since 1996, the Company has increasingly drawn on its FHLB line of credit to provide additional funding for mortgage loan production. At September 30, 1998, the Company's FHLB line of credit totaled $682.6 million; borrowings at that date were $445.5 million, up from $424.0 million at the close of the trailing quarter and from $309.7 million at December 31, 1997.

Deposits rose $5.5 million from the year-end 1997 level to $1.1 billion at September 30, 1998. The increase was primarily driven by a $3.3 million rise in the balance of CDs to $707.3 million, representing 65.8% of deposits at quarter's end. In addition, the higher level of deposits was boosted by a $1.8 million increase in non-interest-bearing deposits to $31.0 million, together with a $281,000 increase in the balance of NOW and money market accounts to $68.2 million and a $46,000 increase in the balance of savings accounts to $268.2 million. Non-interest-bearing deposits, NOW and money market accounts, and savings accounts represented 2.9%, 6.3%, and 25.0% of total deposits, respectively.

The growth in deposits was partially fueled by the Bank's Mobile CSR program at Queens College, and by the extension of this program to other sites. To attract additional deposits, the Bank has arranged to transport the Mobile CSR Program to another of the Borough's major employers in November, and will introduce on-line banking before year-end.


INTEREST RATE SENSITIVITY

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is matching the interest rate sensitivity of the Company's assets and liabilities in order to manage interest rate risk.

The process of assessing and managing interest rate risk is governed by policies established by senior management that are reviewed and approved by the Board of Directors. Senior management meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity, and to evaluate its strategic plans. As part of this process, management measures net interest income sensitivity and volatility to interest rate changes, which involves a degree of estimation based on certain assumptions that management believes to be reasonable. In addition to considering the relative sensitivity of assets and liabilities to changes in market interest rates, other factors considered include actual maturities, estimated cash flows, repricing characteristics, and deposit growth and retention.

The relative sensitivity of assets and liabilities is particularly important to consider as the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than adjustable rate assets which feature yields that are based on external indices and therefore change in concert with market interest rates. It is management's objective to maintain a stable level of net interest income under various probable rate scenarios.

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

LIQUIDITY AND CAPITAL POSITION

LIQUIDITY

As previously indicated, the Bank's primary sources of funds are deposits and FHLB borrowings, together with interest and principal payments on loans, mortgage-backed securities, and securities. While borrowings, together with maturities and scheduled amortization of loans and securities, are predictable funding sources, deposit flows and mortgage prepayments are susceptible to economic conditions, competition, and market interest rates.

The primary investing activities of the Bank are residential mortgage loan production and, to a lesser extent, the purchase of short-term securities. In the nine months ended September 30, 1998, mortgage originations totaled $360.8 million; purchases of securities held to maturity totaled $103.8 million, while purchases of securities available for sale totaled $2.0 million. These activities were funded by internal cash flows generated by the Bank's operating and financing activities, including the utilization of FHLB borrowings. In the nine months ended September 30, 1998, the net cash provided by operating activities totaled $8.9 million, as compared to $11.1 million in the year-earlier period. The net cash provided by financing activities totaled $93.4 million and $171.4 million, respectively, in the nine months ended September 30, 1998 and 1997, primarily reflecting a $135.9 million increase in FHLB borrowings (versus $195.9 million in the nine months ended September 30, 1997).

The liquidity position of the Company is monitored daily to ensure that sufficient funds exist to meet outstanding loan commitments, withdrawals from depository accounts, and other financial obligations. Together with cash and due from banks, money market investments in the form of Federal funds sold are the Company's most liquid assets, with a collective total of $22.5 million and $22.7 million at September 30, 1998 and December 31, 1997, respectively. At the corresponding dates, securities available for sale totaled $4.3 million and $2.6 million, while securities held to maturity totaled $129.2 million and $94.9 million, respectively. Additional liquidity is available through the Bank's FHLB line of credit, which totaled $682.6 million at the end of September, and from a $10.0 million line of credit with a money center bank.

The Bank had outstanding loan commitments of $87.7 million at September 30, 1998, which consisted primarily of commitments to originate multi-family mortgage loans. Management anticipates that it will have sufficient funds available to fulfill these loan commitments. Certificates of deposit due to mature in one year or less from September 30, 1998 totaled $554.9 million. Based upon the Bank's historic retention rate and current pricing, management believes that a significant portion of such deposits will remain with the Bank.


CAPITAL

The Company's primary source of capital growth is cash earnings, which totaled $32.5 million in the nine months ended September 30, 1998 and represented a 27.03% contribution to stockholders' equity. The $32.5 million consisted of $19.8 million in year-to-date GAAP earnings and $12.6 million in GAAP expenses or unrecognized financial statement benefits that resulted in direct increases to capital, or share value, at the end of the period.

Net of $9.0 million in dividends paid, stockholders' equity totaled $147.9 million at the close of the quarter, equivalent to 8.67% of total assets and a split-adjusted book value of $7.99 per share, based on 18,514,561 shares. At December 31, 1997, stockholders' equity totaled $170.5 million, equivalent to 10.64% of total assets and a split-adjusted book value of $8.82 per share, based on 19,337,083 shares. The 1998 amount reflects the allocation of $46.6 million toward the repurchase of 1,734,815 shares of company stock in the nine-month period, including $28.3 million for the repurchase of 1,057,463 shares in the third quarter of the year. At September 30, 1998, 321,692 shares remained available for repurchase under the authorization declared by the Board of Directors on September 3, 1998.

The Company and the Bank are subject to certain capital regulatory requirements under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). At September 30, 1998, the Company's regulatory capital ratios continued to exceed the minimum requirements on a consolidated basis, while the Bank's leverage, Tier 1 risk-based, and total risk-based capital ratios continued to exceed both the minimum requirements and the requirements for classification as a well capitalized institution.

As set forth by FDICIA, the minimum Federal requirements for leverage capital to adjusted total assets, and for Tier 1 and total risk-based capital to risk-weighted assets, are 3.00%, 4.00%, and 8.00%, respectively. To be classified a "well capitalized institution," a Bank is required to have ratios of 5.00%, 6.00%, and 10.00% or more, respectively. At September 30, 1998, the Bank's leverage capital amounted to $156.9 million, or 9.33% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $156.9 million and $166.3 million, representing 14.74% and 15.62%, respectively, of risk-weighted assets.


REGULATORY CAPITAL ANALYSIS (BANK ONLY)

                                                  At September 30, 1998
                                                  ---------------------
                                                            Risk-Based Capital
                                                            ------------------
                              Leverage Capital         Tier 1              Total
                              ----------------         ------              -----
(dollars in thousands)         Amount   Ratio      Amount   Ratio      Amount   Ratio
                              -------   -----      ------   -----      ------   -----
Total savings bank equity     $156,911   9.33%    $156,911  14.74%    $166,342  15.62%
Regulatory capital
 requirement                    50,466   3.00       42,584   4.00       85,168   8.00
                              --------   ----     --------  -----     --------  -----
Excess                        $106,445   6.33%    $114,327  10.74%    $ 81,174   7.62%
                              ========   ====     ========  =====     ========  =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME

Net income rose to $7.0 million in the third quarter of 1998 from $5.4 million in the third quarter of 1997, signifying a 30.8% increase in diluted earnings per share to $0.34 from $0.26. The 1998 amount represented a return on average assets ("ROA") of 1.65% and a return on average stockholders' equity ("ROE") of 17.86%, up from 1.46% and 12.78%, respectively, in the year-earlier three months.

Similarly, the Company's cash earnings rose to $10.5 million from $8.6 million, representing a 23.8% increase in diluted cash earnings per share to $0.52 from $0.42. Cash earnings thus provided $3.6 million, or 51.8%, more equity growth than GAAP earnings alone. In addition, the Company's cash ROA and cash ROE increased to 2.51% and 27.10% in the quarter from 2.33% and 20.44% in the three months ended September 30, 1997.

Because the Company has no goodwill, there is no regulatory reduction in its capital accounts for the calculation of tangible equity. Therefore, all of the Company's cash earnings represent an increase in stockholders' equity, as reflected in the table that follows this discussion.

In addition to a year-over-year increase in net interest income, the Company's third quarter 1998 earnings were driven by a combination of higher other operating income and lower operating expense. Net interest income rose $1.7 million, or 10.8%, to $17.3 million, the net effect of a $3.7 million increase in interest income to $34.1 million and a $2.0 million increase in interest expense to $16.8 million. The Company's interest rate spread rose five basis points to 3.78% from the year-earlier level, while the net interest margin dropped 12 basis points to 4.22%.

Other operating income rose $301,000 to $637,000, reflecting a $168,000 increase in fee income to $476,000 and a $133,000 increase in other income to $161,000. At the same time, operating expense declined $125,000 to $6.7 million, primarily reflecting a $97,000 decrease in compensation and benefits expense to $4.6 million stemming from a reduction in plan-related expenses to $1.6 million from $1.9 million. The improvements in operating expense and other operating income contributed to an efficiency ratio of 37.13% in the current quarter and a cash efficiency ratio of 28.38%.

Income tax expense rose $559,000 to $4.3 million, reflecting a $2.1 million increase in pre-tax income to $11.3 million and a $555,000 increase in non-cash items stemming from the Company's stock-related benefit plans to $1.5 million.

CASH EARNINGS ANALYSIS
(in thousands, except per share data)

                                                                     For the
                                                                 Three Months Ended
                                                                   September 30,
                                                                 ------------------
                                                                    1998       1997
                                                                    ----       ----
Net income                                                       $ 6,950     $5,395
Additional contributions to stockholders' equity:
 Amortization and appreciation of stock-related benefit plans      1,570      1,894
 Associated tax benefits                                           1,523        968
 Amortization of goodwill                                             --         --
 Other                                                               505        369
                                                                 -------     ------
Cash earnings                                                    $10,548     $8,626
                                                                 =======     ======

Cash earnings per share                                            $0.55      $0.44
Diluted cash earnings per share                                    $0.52      $0.42

                                       14

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                                 Three Months Ended September 30,
                                                                      --------------------------------------------------
                                                                         1998                                       1997
                                                                         ----                                       ----
                                                                                   Average                                  Average
                                                        Average                     Yield/          Average                  Yield/
                                                        Balance      Interest        Cost           Balance      Interest    Cost
                                                       ---------     ---------      ------        ----------    ---------   -------
Assets:
 Interest-earning assets:
  Mortgage and other loans, net                       $1,469,631       $31,473        8.57 %      $1,304,354     $28,287     8.67 %
  Securities held to maturity                            125,694         1,982        6.31            70,775       1,115     6.30
  Mortgage-backed securities held to maturity             33,549           530        6.32            60,193         939     6.24
  Money market investments                                10,155           137        5.35             5,129          67     5.23
                                                      ----------       -------      ------        ----------     -------   ------
 Total interest-earning assets                         1,639,029        34,122        8.33 %       1,440,451      30,408     8.44 %
 Non-interest-earning assets                              44,260                                      40,512
                                                      ----------                                  ----------
 Total assets                                         $1,683,289                                  $1,480,963
                                                      ==========                                  ==========
Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  NOW and money market accounts                       $   69,964       $   495        2.81 %      $   65,734     $   472     2.88 %
  Savings accounts                                       268,022         1,550        2.29           270,502       1,633     2.42
  Certificates of deposit                                674,359         8,996        5.29           669,861       9,233     5.53
  FHLB borrowings                                        436,410         5,774        5.25           241,882       3,450     5.72
  Mortgagors' escrow                                      17,710             8        0.18            12,773           9     0.28
                                                      ----------       -------      ------        ----------     -------   ------
 Total interest-bearing liabilities                    1,466,465        16,823        4.55 %       1,260,752      14,797     4.71 %
 Non-interest-bearing deposits                            32,203       -------                        27,058     -------
 Other liabilities                                        28,938                                      24,313
                                                      ----------                                  ----------
 Total liabilities                                     1,527,606                                   1,312,123
 Stockholders' equity                                    155,683                                     168,840
                                                      ----------                                  ----------
 Total liabilities and stockholders' equity           $1,683,289                                  $1,480,963
                                                      ==========                                  ==========
 Net interest income/interest rate spread                              $17,299        3.78 %                     $15,611     3.73 %
                                                                       =======      ======                       =======   ======
 Net interest-earning assets/net
  interest margin                                     $  172,564                      4.22        $ 179,699                  4.34
                                                      ==========                    ======        =========                ======
 Ratio of interest-earning assets
  to interest-bearing liabilities                                                   111.77                                 114.25
                                                                                    ======                                 ======

INTEREST INCOME

The Company derives interest income from its portfolio of interest-earning assets, primarily comprised of mortgage and other loans. The balance of the Company's interest-earning assets consists of securities held to maturity, mortgage-backed securities held to maturity, and money market investments. The level of interest income is a function of the average balances of said assets and the yields they respectively provide.

In the third quarter of 1998, the Company recorded interest income of $34.1 million, up $3.7 million from $30.4 million in the year-earlier three months. The 12.2% increase was the net effect of a $198.6 million rise in the average balance of interest-earning assets to $1.6 billion and an 11-basis point drop in the average yield to 8.33%.

Mortgage and other loans generated $31.5 million of the current quarter's interest income, up $3.2 million, or 11.3%, from $28.3 million in the third quarter of 1997. The increase reflects a $165.3 million rise in the average loan balance to $1.5 billion, which offset a 10-basis point drop in the average yield to 8.57%. Mortgage and other loans accounted for 89.7% of average interest-earning assets and provided 92.2% of interest income in the current three-month period.

Securities contributed $2.0 million to total interest income, as compared to $1.1 million in the third quarter of 1997. The $867,000, or 77.8%, increase reflects a $54.9 million, or 77.6%, rise in the average balance to $125.7 million, coupled with a one-basis point rise in the average yield to 6.31%. Securities represented 7.7% of average interest-earning assets and generated 5.8% of interest income in three months ended September 30, 1998.

Mortgage-backed securities produced interest income of $530,000 in the quarter, down $409,000 from $939,000 in the year-earlier three months. The reduction was the net effect of a $26.6 million decline in the average balance to $33.5 million and an eight-basis point increase in the average yield to 6.32%.

Money market investments generated interest income of $137,000 in the quarter, as compared to $67,000 in the third quarter of 1997. The increase stemmed from a $5.0 million rise in the average balance to $10.2 million and a 12-basis point rise in the average yield to 5.35%.


INTEREST EXPENSE

The Company's interest expense stems primarily from the interest paid on CDs and other depository products, on FHLB borrowings, and, to a lesser extent, on mortgagors' escrow accounts. The level of interest expense is a function of the average balances of these interest-bearing liabilities and their respective costs.

The Company recorded interest expense of $16.8 million in the current third quarter, as compared to $14.8 million, the year-earlier amount. The 13.7% increase was the net result of a $205.7 million rise in the average balance of interest-bearing liabilities to $1.5 billion (primarily reflecting the increased use of FHLB advances), and a 16-basis point decline in the average cost to 4.55% (primarily reflecting the drop in short-term interest rates).

FHLB borrowings generated interest expense of $5.8 million, up from $3.5 million in the third quarter of 1997. The increase was the net result a $194.5 million rise in the average balance to $436.4 million and a 47-basis point reduction in the average cost to 5.25%. FHLB borrowings represented 29.8% of average interest-bearing liabilities and generated 34.3% of interest expense in the current quarter; by comparison, FHLB borrowings represented 19.2% of average interest-bearing liabilities and generated 23.3% of interest expense in the year-earlier three months.

The interest expense produced by CDs declined to $9.0 million in the current quarter from $9.2 million in the three months ended September 30, 1997. The reduction was the net result of a $4.5 million increase in the average balance to $674.4 million and a 24-basis point reduction in the average cost to 5.29%. CDs represented

46.0% of average interest-bearing liabilities in the current quarter and produced 53.5% of interest expense. In the year-earlier three months, CDs represented 53.1% of average interest-bearing liabilities and produced 62.4% of interest expense.

Savings accounts generated interest expense of $1.6 million, down $83,000 from the level recorded in the year-earlier three months. The decline stemmed from a $2.5 million reduction in the average balance to $268.0 million and a 13-basis point reduction in the average cost to 2.29%. Savings accounts thus represented 9.2% of interest expense in the current third quarter and 18.3% of average interest-bearing liabilities.

The interest expense produced by NOW and money market accounts rose $23,000 to $495,000, the net effect of a $4.2 million increase in the average balance to $70.0 million and a seven-basis point drop in the average cost to 2.81%.

Mortgagors' escrow generated interest expense of $8,000 in the current third quarter, down from $9,000 in the year-earlier three months. The decrease reflects a $4.9 million rise in the average balance to $17.7 million, tempered by a 10-basis point drop in the average cost to 18 basis points.

The Company anticipates that it will continue to draw on its FHLB line of credit to finance mortgage loan production, in view of the higher levels of net interest income generated by the growth in mortgage loans. The decision to utilize FHLB borrowings is based on the current availability and pricing of this and other sources of funding, and on the current level of loan demand.


NET INTEREST INCOME

Net interest income is the Company's principal source of income. Its level is significantly influenced by the volume of the Company's interest-earning assets and interest-bearing liabilities, and by the spread between the yield on such assets and the cost of such liabilities.

In the third quarter of 1998, the Company's net interest income was sustained by the growing balance of interest-earning assets, which was primarily funded by FHLB borrowings. Despite intensifying pressure on its interest rate spread and net interest margin, the Company recorded a 10.8% increase, year-over-year, in net interest income, to $17.3 million from $15.6 million. On a trailing quarter basis, net interest income declined for the first time in eight quarters, from $17.5 million in the three months ended June 30, 1998. The reduction primarily reflects the allocation of $28.3 million toward the repurchase of 1.1 million Company shares in the quarter, as the Company took advantage of market conditions to increase its share repurchases. The Company's spread and margin were 3.78% and 4.22%, respectively, in the current third quarter, as compared to 3.91% and 4.42% in the trailing quarter and 3.73% and 4.34% in the year-earlier three months.


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

In the three months ended September 30, 1998, the Company recorded its thirteenth consecutive quarter without any net charge-offs, as well as a $1.0 million reduction in non-performing loans to $6.5 million from $7.5 million and $7.7 million, respectively, at June 30, 1998 and December 31, 1997. Non-performing loans represented 0.44% of loans, net, at the close of the current quarter, as compared to 0.52% and 0.55% at the earlier dates.

Accordingly, the provision for loan losses was suspended for the thirteenth consecutive quarter, maintaining the allowance for loan losses at $9.4 million, equivalent to 145.31% of non-performing loans and 0.64% of loans, net at September 30, 1998. By comparison, the allowance amounted to 125.31% of non-performing loans and 0.65% of loans, net, at the close of the trailing quarter, and 122.61% and 0.68%, respectively, at December 31, 1997.

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

For additional information regarding asset quality and the allowance for loan losses, see the discussion and analysis beginning on page nine of this report.


OTHER OPERATING INCOME

The Company recorded a $301,000 increase in other operating income to $637,000 in the third quarter of 1998 from $336,000 in the third quarter of 1997. The 89.6% increase stemmed from a $168,000 rise in fee income to $476,000 and a $133,000 rise in other income to $161,000. The higher level of fee income reflects fees derived from loan production and prepayments, as well as the growing balance of fee-generating depository accounts.


OPERATING EXPENSE

Operating expense consists primarily of compensation and benefits expense, together with occupancy and equipment and general and administrative ("G&A") expense. The Company's ability to contain such costs is reflected both in its ratio of operating expense to average assets and in its ratio of operating expense to net interest income and operating income, referred to as the "efficiency ratio."

In the third quarter of 1998, operating expense declined $125,000 to $6.7 million, primarily reflecting a $97,000 reduction in compensation and benefits expense to $4.6 million. Included in the latter amount was $1.6 million stemming from the amortization and appreciation of shares held in the Company's stock-related benefit plans, all of which was added back to stockholders' equity at quarter's end. In the third quarter of 1997, such plan-related expenses represented $1.9 million. Excluding these non-cash items, the Company's compensation and benefits expense rose $200,000 in the third quarter of 1998.

In addition to the reduction in compensation and benefits, the decline in third quarter 1998 operating expense reflects a $23,000 reduction in occupancy and equipment expense to $660,000 and a $74,000 reduction in G&A expense to $1.2 million. These reductions served to offset a $69,000 increase in other expense to $213,000.

On the basis of GAAP earnings, the ratio of operating expense to average assets improved to 1.58% from 1.83% in the year-earlier quarter; the efficiency ratio improved to 37.13% from 42.55%. On the basis of cash earnings, the ratio of operating expense to average assets improved to 1.21% from 1.32% in the year-earlier quarter, while the cash efficiency ratio improved to 28.38% from 30.67%.

INCOME TAX EXPENSE

Income tax expense rose to $4.3 million from $3.8 million in the year-earlier quarter, reflecting both a $2.1 million, or 23.1%, increase in pre-tax income to $11.3 million and a $555,000 increase to $1.5 million in non-cash items that were subsequently added back to capital. In addition, the effective tax rate dropped to 38.4% from 41.1% in the year-earlier quarter, as a decline in the average market price of shares in the Company's ESOP necessitated an adjustment to year-to-date tax accruals.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME

The Company recorded net income of $19.8 million and $16.5 million in the nine months ended September 30, 1998 and 1997, signifying a 29.3% increase in diluted earnings per share to $0.97 from $0.75. The nine-month 1997 amounts have been adjusted to reflect the recapture of $1.3 million in the first quarter that had been recorded as a tax charge in the fourth quarter of 1996.

In addition, the Company recorded nine-month cash earnings of $32.5 million and $24.9 million in 1998 and 1997 (as adjusted to exclude the $1.3 million recapture), representing a 40.7% increase in diluted cash earnings per share to $1.59 from an adjusted $1.13. The Company's year-to-date cash earnings thus contributed $12.6 million, or 63.7%, more equity growth than its year-to-date GAAP earnings, and represented a cash ROA and cash ROE of 2.64% and 27.03%, respectively.

Net interest income rose $5.0 million, or 10.8%, to $51.3 million, as a $13.8 million increase in interest income to $99.8 million outweighed an $8.8 million increase in interest expense to $48.5 million. For the nine months ended September 30, 1998, the Company's interest rate spread and net interest margin measured 3.77% and 4.29%, respectively, as compared to 3.87% and 4.52% for the year-earlier period.

The Company's nine-month 1998 earnings were also fueled by a $905,000 increase in other operating income, offsetting a $91,000 increase in operating expense. Specifically, other operating income rose to $2.1 million at September 30, 1998, including fee income of $1.7 million and other income of $394,000. Operating expense rose to $20.0 million, as a $250,000 increase in compensation and benefits was tempered by reductions in occupancy and equipment, G&A, and other expense. Reflecting the higher levels of net interest income and other operating income, the efficiency ratio improved to 37.63% on the basis of GAAP earnings and to 28.12% on a cash earnings basis.

Income tax expense rose to $13.5 million from $9.6 million, reflecting an increase in pre-tax income to $33.3 million from $27.5 million. In addition, income tax expense in 1997 was reduced by the recapture of $1.3 million in the first quarter that had been recorded as a tax charge in the fourth quarter of 1996.

CASH EARNINGS ANALYSIS
(in thousands, except per share data)

                                                   For the
                                              Nine Months Ended
                                               September 30,
                                             -------------------
                                               1998       1997
                                             -------     -------

Net income                                   $19,828     $17,869
Additional contributions to
 stockholders' equity:
 Amortization and appreciation of
  stock-related benefit plans                  5,073       5,180
 Associated tax benefits                       6,150       2,207
 Amortization of goodwill                        --          --
 Other                                         1,414         910
                                             -------     -------
Cash earnings                                $32,465     $26,166
                                             =======     =======

Cash earnings per share                        $1.68       $1.20
Diluted cash earnings per share                $1.59       $1.13







INTEREST INCOME

The Company recorded interest income of $99.8 million in the first nine months of 1998, up $13.8 million, or 16.1%, from $86.0 million in the first nine months of 1997. The increase stemmed from a $227.7 million rise in the average balance of interest-earning assets to $1.6 billion, which offset a five-basis point drop in the average yield to 8.34%.

Reflecting year-to-date originations of $360.8 million, the average balance of mortgage and other loans rose $208.0 million, or 17.0%, to $1.4 billion, offsetting a seven-basis drop in the average yield to 8.58%. As a result, the interest income derived from loans rose $12.7 million, or 16.0%, to $92.0 million for the nine months ended September 30, 1998. Loans thus represented 89.7% of average interest-earning assets and generated 92.2% of interest income year-to-date.

Securities generated $5.4 million in interest income in the current nine-month period, up $2.0 million, or 59.7%, from $3.4 million in the first nine months of 1997. The increase reflects a $39.6 million rise in the average balance to $113.3 million and a 24-basis point rise in the average yield to 6.36%. Securities represented 7.1% of average interest-earning assets and produced 5.4% of interest income in the nine months ended September 30, 1998.

Additional interest income was derived from the Company's portfolio of mortgage-backed securities and its portfolio of money market investments. Mortgage-backed securities produced interest income of $1.9 million, down $1.1 million from $3.0 million in the year-earlier period, reflecting a $24.2 million reduction in the average balance to $41.2 million and a 10-basis point rise in the average yield to 6.29%. Money market investments produced $383,000 in interest income, up from $205,000, as the average balance rose $4.3 million to $9.6 million and the average yield rose 14 basis points to 5.33%.

INTEREST EXPENSE

In the first nine months of 1998, the Company recorded interest expense of $48.5 million, up $8.8 million, or 22.2%, from $39.7 million in the first nine months of 1997. The increase stemmed from a $245.4 million rise in the average balance of interest-bearing liabilities to $1.4 billion, coupled with a five-basis point rise in the average cost of funds to 4.57%.

The higher level of interest expense primarily reflects the increased use of FHLB borrowings to fund mortgage loan production and the interest expense produced by this funding source. In the first nine months of 1998, average FHLB borrowings totaled $383.7 million, representing 27.0% of average interest-bearing liabilities, versus $158.9 million, representing 13.5%, in the first nine months of 1997. While the $224.8 million increase in the average balance was partly offset by a 26-point reduction in the average cost to 5.39% in the current period, the interest expense derived from FHLB borrowings rose to $15.5 million from $6.7 million. The 1998 amount represented 31.9% of total interest expense, while the 1997 amount represented 16.9%.

The interest expense produced by CDs rose $176,000 to $26.8 million, the net effect of a $17.6 million increase in the average balance to $674.3 million and a 10-basis point drop in the average cost to 5.32%. CDs represented 47.5% and 55.9%, respectively, of average interest-bearing liabilities in 1998 and 1997, and accounted for 55.3% and 67.1%, respectively, of interest expense.

Savings accounts generated an additional $4.7 million in interest expense, down from $4.9 million in the year-earlier period, as the average balance of such funds fell $5.5 million to $268.3 million and the average cost dropped eight basis points to 2.32%. Savings accounts represented 18.9% and 23.3% of average interest-bearing liabilities in the first nine months of 1998 and 1997, and produced 9.6% and 12.4%, respectively, of interest expense.

The interest expense stemming from NOW and money market accounts rose $119,000 to $1.5 million, reflecting a $2.3 million rise in the average balance to $69.9 million and a 14-basis point rise in the average cost to 2.88%. Mortgagors' escrow produced interest expense of $36,000, up $6,000, the net effect of a $6.2 million rise in the average balance to $22.8 million and a three-basis point drop in the average cost to 21 basis points.


NET INTEREST INCOME

Net interest income rose to $51.3 million in the nine months ended September 30, 1998, up $5.0 million, or 10.8%, from $46.3 million in the nine months ended September 30, 1997. While interest expense has increased primarily due to the use of FHLB advances, the resultant growth in interest-earning assets has boosted interest income to a greater extent.

Reflecting the use of borrowings, the Company's interest rate spread measured 3.77% in the current nine-month period, as compared to 3.87% in the year-earlier nine months. Net interest margin declined to 4.29% from 4.52% in the year-earlier period, reflecting the narrowing spread and the decline in excess capital.

NET INTEREST INCOME ANALYSIS
(dollars in thousands)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                     1998                                        1997
                                                                     ----                                        ----
                                                                                  Average                                    Average
                                                     Average                       Yield/       Average                       Yield/
                                                     Balance       Interest        Cost         Balance        Interest        Cost
                                                    ---------     ----------      --------     ---------      ----------    --------

Assets:
 Interest-earning assets:
  Mortgage and other loans, net                     $ 1,430,094     $92,041         8.58 %      $ 1,222,055    $79,326        8.65 %
  Securities held to maturity                           113,293       5,408         6.36             73,720      3,386        6.12
  Mortgage-backed securities held to maturity            41,169       1,942         6.29             65,404      3,038        6.19
  Money market investments                                9,608         383         5.33              5,269        205        5.19
                                                     ----------     -------         ------      -----------     -------       ------
 Total interest-earning assets                        1,594,164      99,774         8.34 %        1,366,448     85,955        8.39 %
 Non-interest-earning assets                             43,972                                      39,069
                                                    ------------                                ------------
 Total assets                                       $ 1,638,136                                 $ 1,405,517
                                                    ===========                                 ============
Liabilities and stockholders' equity:
 Interest-bearing liabilities:
  NOW and money market accounts                     $    69,925    $  1,508         2.88 %      $    67,667    $ 1,389        2.74 %
  Savings accounts                                      268,280       4,665         2.32            273,816      4,912        2.40
  Certificates of deposit                               674,259      26,805         5.32            656,617     26,629        5.42
  FHLB borrowings                                       383,698      15,456         5.39            158,874      6,708        5.65
  Mortgagors' escrow                                     22,813          36         0.21             16,625         30        0.24
                                                    -----------    --------        -------      -----------    -------       -------
 Total interest-bearing liabilities                   1,418,975      48,470         4.57 %        1,173,599     39,668        4.52 %
                                                                   ---------                                   -------
 Non-interest-bearing deposits                           31,319                                      26,053
 Other liabilities                                       27,685                                      21,640
                                                    -----------                                 -----------
 Total liabilities                                    1,477,979                                   1,221,292
 Stockholders' equity                                   160,157                                     184,225
                                                    -----------                                 -----------
 Total liabilities and stockholders' equity         $ 1,638,136                                 $ 1,405,517
                                                    ===========                                 ===========
 Net interest income/interest rate spread                         $ 51,304          3.77 %                     $46,287        3.87 %
                                                                  =========        ========                    ========      =======
 Net interest-earning assets/net
  interest margin                                    $175,189                       4.29           $192,849                   4.52
                                                    ==========                     ========     ===========                  =======
 Ratio of interest-earning assets
  to interest-bearing liabilities                                                 112.35                                    116.43
                                                                                  =========                                 ========


PROVISION FOR LOAN LOSSES

As discussed in the third quarter comparison, the Company has suspended the provision for loan losses since the third quarter of 1995. For more information regarding asset quality and the loan loss provision, see the respective discussions on pages 9 and 17 of this report.

OTHER OPERATING INCOME

Other operating income rose $905,000 to $2.1 million in the nine months ended September 30, 1998 from $1.2 million in the nine months ended September 30, 1997. The increase stemmed from a $779,000 rise in fee income to $1.7 million and a $126,000 increase in other income to $394,000. As indicated in the third quarter discussion, the higher level of fee income includes fees generated in connection with mortgage loan production and prepayments, and also reflects an increase in fee-generating depository accounts.


OPERATING EXPENSE

The Company recorded operating expense of $20.1 million in the current nine-month period, up $91,000 from $20.0 million in the year-earlier nine months. Compensation and benefits expense represented $14.2 million and $13.9 million, respectively, of the 1998 and 1997 totals, and included $5.1 million and $5.2 million stemming from the amortization and appreciation of shares in the Company's stock-related benefit plans, all of which was added back to capital.

The $250,000 increase in compensation and benefits expense was tempered by reductions in the remaining expense categories, as occupancy and equipment fell $46,000 to $1.9 million, G&A fell $88,000 to $3.5 million, and other expense fell $25,000 to $467,000.

Management's ability to contain costs is again reflected in the ratio of operating expense to average assets and in the efficiency ratio for the nine-month period. On the basis of GAAP earnings, the Company's ratio of operating expense to average assets and efficiency ratio improved to 1.63% and 37.63%, respectively, from 1.90% and 42.13% in the year-earlier nine months. On the basis of cash earnings, these ratios improved to 1.22% and 28.12%, respectively, from 1.43% and 31.21%.


INCOME TAX EXPENSE

Income tax expense rose to $13.5 million in the nine months ended September 30, 1998 from $9.6 million in the year-earlier nine months. The increase stemmed from a $5.8 million, or 21.2%, increase in pre-tax income to $33.3 million, together with a $4.0 million increase in non-cash items associated with the Company's stock related plans to $6.2 million. In addition, income tax expense for the nine months ended September 30, 1997 was reduced by the recapture of $1.3 million in the first quarter that had been recorded as a tax charge in the fourth quarter of 1996.


YEAR 2000 COMPLIANCE

The Company continues to be actively engaged in preparing for the Year 2000. While the Bank maintains an internal computer system (which is already Year 2000 compliant) for certain operating functions, the substantial majority of its data processing is out-sourced to a third party vendor. Said vendor has provided the Bank with written assurances that its systems and the software it is licensed to use will be Year 2000 compliant; the integration of the system with its licensed software will be tested in November 1998. In the event that such vendor's system fails to be compliant by the third quarter of 1999, said vendor has made arrangements with another third-party vendor that is Year 2000 compliant to provide the Bank with data processing services.

However, despite the Bank's efforts to ensure that it will be Year 2000 compliant, there can be no assurances that this will be the case.

In the event that such data processing vendor, or any of the Bank's other significant vendors or suppliers, do not successfully achieve Year 2000 compliance in a timely manner, the Bank's business or operations would be adversely affected. The Bank has therefore gathered information from each of its vendors or suppliers regarding their Year 2000 compliance and has prepared contingency plans in the event that any of them fail to meet their operating requirements.

Expenses to date have been immaterial and it is currently management's expectation that this will continue.


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



       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the Interest Rate Sensitivity Analysis on page 13 of the 1997 Annual Report to Shareholders, filed on March 20, 1998. As of September 30, 1998, there has been no material change in the Company's market risk since the 1997 Annual Report to Shareholders was filed.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                           PART 2 - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On August 18, 1998, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend, payable on September 29, 1998. Shareholders received one additional share for every two shares held at September 15, 1998, the date of record. Cash paid in lieu of fractional shares was based on the average of the high and low bids on that date, as split-adjusted, or $27.34 per share.
 .
On September 3, 1998, the Board of Directors authorized the repurchase of up to 500,000 additional shares of Company stock, in conjunction with the completion of the share repurchase authorization previously announced on July 16, 1997. Pursuant to the three-for-two stock split on September 29th, the 500,000 shares increased to 750,000 shares.

On October 20, 1998, the Board of Directors declared a quarterly cash dividend of $0.20 per share, representing a 20% increase from the dividend paid in the trailing quarter as adjusted for the three-for-two stock split on September 29, 1998. The increased dividend will be paid on November 16, 1998 to shareholders of record at November 2nd.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

          Exhibit No. 3(i)   Certificate of Incorporation*
          Exhibit No. 3(ii)  Bylaws*
          Exhibit No. 11     Statement re: Computation of Per Share Earnings
                             - filed herewith
          Exhibit No. 27     Financial Data Schedule - filed herewith

(b)   Reports on Form 8-K

          On August 19, 1998, the Company filed a Current Report on Form 8-K regarding the three-for-two stock split declared on August 18, 1998.

*Incorporated by reference to the Exhibits filed with the Registration
 Statement on Form S-1, as amended, Registration No. 33-65852.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Queens County Bancorp, Inc.
                                       (Registrant)



DATE:  November 12, 1998               BY:  /s/ Joseph R. Ficalora
                                            ------------------------------------
                                            Joseph R. Ficalora
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)

                                       BY:  /s/ Robert Wann
                                            ------------------------------------
                                            Robert Wann
                                            Senior Vice President,
                                            Comptroller, and
                                            Chief Financial Officer
                                            (Principal Financial Officer)