Form 10-K405
period 1998-12-31
QUEENS COUNTY BANCORP INC
filed 1999-03-30
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1998      Commission File Number 0-22278
                           -----------------                             -------

                           QUEENS COUNTY BANCORP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           06-1377322
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                   38-25 Main Street, Flushing, New York 11354
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)              (718) 359-6400
                                                                  --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. |X|

As of March 15, 1999, the aggregate market value of the shares of common stock of the registrant outstanding was $557,500,924, excluding 2,969,632 shares held by all directors and executive officers of the registrant. This figure is based on the closing price by The Nasdaq Stock Market for a share of the registrant's common stock on March 15, 1999, which was $29.96875 as reported in The Wall Street Journal on March 16, 1999. The number of shares of the registrant's common stock outstanding as of March 15, 1999, was 21,572,374 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 and the 1998 Annual Report to Shareholders are incorporated herein by reference - Parts I, II, and III.

                              CROSS REFERENCE INDEX

                                     PART I

Item 1.   Business                                                          Page
                                                                            ----
            Description of Business                                            1
            Statistical Data:
               Lending Activities                                             19
               Loan Maturity and Repricing                                    20
               Summary of Allowance for Loan Losses                           21
               Composition of Mortgage and Other Loan Portfolio               22
               Securities and Mortgage-Backed Securities Portfolio            23
Item 2.   Properties                                                          24
Item 3.   Legal Proceedings                                                   25
Item 4.   Submission of Matters to a Vote of Security Holders                 25

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           25
Item 6.   Selected Financial Data                                             25
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          25
Item 8.   Financial Statements and Supplementary Data                         25
            Queens County Bancorp, Inc. and Subsidiary:
               Independent Auditors' Report                                   25
               Consolidated Statements of Financial Condition                 25
               Consolidated Statements of Income                              25
               Consolidated Statements of Stockholders' Equity                25
               Consolidated Statements of Cash Flows                          25
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               26

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  26
Item 11.  Executive Compensation                                              26
Item 12.  Security Ownership of Certain Beneficial Owners and Management      26
Item 13.  Certain Relationships and Related Transactions                      26

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    26

Signatures

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

      Queens County Savings Bank was organized on April 14, 1859 as a New York State-chartered mutual savings bank and was the first savings bank chartered in the Borough of Queens, City of New York. The Bank is subject to regulation by the New York State Banking Department ("Banking Department") and its deposits are insured by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

General

      The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, into the origination of mortgage loans on multi-family properties and one-to-four family homes. To a lesser extent, the Bank also originates commercial real estate loans, construction loans, home equity loans, and other consumer loans. In addition, the Bank invests in U.S. Treasury and Government agency securities. The Bank's revenues are derived primarily from interest on its mortgages and other loans, its mortgage-backed securities portfolio, and the interest and dividends earned on its securities. The Bank's primary sources of funds are deposits, amortization and prepayments of loans, and amortization, prepayments, and maturities of mortgage-backed and investment securities. In addition, the Company draws on its line of credit with the Federal Home Loan Bank of New York ("FHLB-NY") in times of above-average loan demand.

      The Company's objective of enhancing the value of its shares has been accomplished through the implementation of stock repurchase programs, five stock splits, the payment of quarterly cash dividends to stockholders, and by maintaining a high level of asset quality and a strong capital position through the generation of stable earnings. Since October 1994, the Company has announced seven stock repurchase authorizations and increased its Treasury stock, net of options exercised, to 9,719,796, or 31.38% of the shares issued at its initial public offering on November 23, 1993. At March 15, 1999, the total number of shares outstanding was 21,572,374 as compared to 21,250,897 at December 31, 1998.

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

      The Bank faces significant competition both in making loans and in attracting deposits. Its market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations, mortgage banking companies and insurance companies. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 82.8% of the Bank's loan portfolio at year-end 1998. Management anticipates that competition for both multi-family and one-to-four family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of lending activity.

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

Lending Activities

      Loan and Mortgage-backed Securities Portfolio Composition. The Bank's loan portfolio consists primarily of multi-family mortgage loans on both rental and cooperative apartment buildings, and conventional first mortgage loans secured by one-to-four family homes. To a lesser extent, the Bank also originates commercial real estate loans, construction loans, and home equity and other consumer loans. At December 31, 1998, the Bank's gross loan portfolio totaled $1,497.0 million, of which $1,239.1 million, or 82.8%, were multi-family mortgage loans, and $178.8 million, or 11.9%, were one-to-four family first mortgage loans. Of the total mortgage loan portfolio at year-end 1998, 92.0% were adjustable rate loans and 8.0% were fixed rate loans. The Bank's mortgage loan portfolio also included $67.5 million in commercial real estate loans, $1.9 million in construction loans. In addition, the bank has $4.8 million in cooperative apartment loans, $1.8 million in home equity loans generally secured by second liens on real property, and $2.8 million in other consumer loans at December 31, 1998.

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

      The Bank has invested in a variety of mortgage-backed securities, substantially all of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA"). At December 31, 1998, mortgage-backed securities totaled $19.7 million, or 1.1% of total assets. The market value of such securities was approximately $20.3 million at December 31, 1998. All were held to maturity.

      Loan Originations, Purchases, Sales, and Servicing. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Generally, the Bank does not purchase whole mortgage loans or loan participations. It is the Bank's current policy to sell all newly originated fixed rate one-to-four family mortgage loans into the secondary market to its Savings Bank Life Insurance Department ("SBLI"), the Federal National Mortgage Association ("FNMA"), the State of New York Mortgage Agency ("SONYMA"), and other secondary market purchasers. ARM loans are retained for the Bank's portfolio. For the fiscal years December 31, 1998 and 1997, originations of new ARM loans totaled $424.0 million and $388.7 million, respectively, or 93.09% and 95.53%, of all mortgage loan originations. Originations of fixed rate loans totaled $28.2 million and $6.8 million, respectively, for the same periods, while sales of ARM loans and fixed rate loans totaled $8.8 million and $3.2 million, respectively, for those periods. The Bank generally sells all loans without recourse and retains the servicing rights of such loans. As of December 31, 1998, the Bank was servicing $38.7 million in loans for others. The Bank is generally paid a fee of 0.25% for servicing loans sold.

      Multi-Family Lending. The Bank originates multi-family loans (defined as loans on properties with five or more units) which are secured by rental or cooperative apartment buildings located primarily in the greater New York metropolitan area. At December 31, 1998, the Bank's portfolio of multi-family mortgage loans totaled $1,239.1 million, representing 82.8% of the total loan portfolio. Of the multi-family loan portfolio $751.6 million, or 60.6%, were secured by rental apartment buildings and $487.5 million, or 39.4%, were secured by underlying mortgages on cooperative apartment buildings.

      Such loans are typically originated for terms of 10 years at a rate of interest that adjusts to the prime rate of interest, as reported in The New York Times, plus a margin of 100 basis points, in each of years six through ten. In 1998, the majority of the Bank's multi-family mortgage loan originations featured a fixed rate for the first five years of the credit; prepayment penalties range from five points to two over the first five years of the loan. At year-end 1998, 95.3% of the Bank's multi-family mortgage loans were adjustable rate credits, including $195.9 million that are due to step upward in 1999. Properties securing multi-family mortgage loans are appraised either by appraisers employed by the Bank or by independent appraisers approved by the Bank.

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

      The Bank's largest concentration of loans to one borrower at December 31, 1998 consisted of 17 loans secured by 17 multi-family properties located in the Bank's primary market area. These loans were made to several borrowers who are deemed to be related for regulatory purposes. As of December 31, 1998, the outstanding balance of these loans totaled $20.5 million and, as of such date, all such loans were performing in accordance with their terms. The Bank's concentration of such loans did not exceed its "loans-to-one-borrower" limitation. See "Loans to One Borrower Limitations."

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

      One-to-Four Family Mortgage Lending. The Bank offers first mortgage loans secured primarily by owner-occupied, one-to-four family residences, including condominium loans, located in its primary lending area. The Bank offers both fixed rate and ARM loans with maturities of up to 30 years, to a maximum amount of $500,000. The Bank's one-to-four family mortgage loan originations are generally made to existing or past customers and members of the local community, and through referrals from local attorneys, realtors, and independent mortgage brokers. With the exception of limited documentation loans, one-to-four family residential mortgage loans are generally underwritten to FNMA and other agency guidelines. At December 31, 1998, $178.8 million, or 11.9% of the Bank's loan portfolio, consisted of one-to-four family mortgage loans.

      Since 1985, full documentation mortgage loans have been offered in amounts up to 75% of the lower of the appraised value or sales price of the property, or up to 85% with private mortgage insurance. The Bank has originated one-to-four family loans without verification of the borrower's level of income and, in many instances, without verification of financial assets, basing approval on a credit report and property appraisal alone. The Bank originates such limited documentation loans with full asset verification on properties located within its Community Reinvestment Act ("CRA") market area with loan-to-value ratios of up to 75% of the lower of the appraised value or the sales price of the property. All other limited documentation loans are originated with loan-to-value ratios of up to 70% of the lower of the appraised value or sales price of the property. A majority of the Bank's one-to-four family loan originations during 1998 and 1997 were limited documentation loans. These loans involve a higher degree of risk of default as compared to full documentation one-to-four family mortgage loans. In recognition of this risk, the Bank is stringent in its review and verification of the borrower's credit. In addition, it primarily utilizes staff appraisers to perform real estate appraisals and charges a higher rate of interest on such loans. The Bank's $6.2 million in non-performing loans at December 31, 1998, was comprised of one-to-four family loans. Since 1990, the Bank has foreclosed on 46 one-to-four family residential properties; three of these properties with a carrying value of $419,000, remained in foreclosed real estate as of December 31, 1998.

      The Bank currently offers ARM loans secured by one-to-four family residential properties that adjust every one, two, or three years. The interest rate on such loans fluctuates based upon a spread above either the Federal Housing Finance Board rate or the average yield on U. S. Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U. S. Treasury constant maturity index"), as published weekly by the Federal Reserve Board. Rates on ARM loans are generally subject to limitations on interest rate increases to a 2% to 3% adjustment per period and an aggregate adjustment of 6% over the life of the loan. Accordingly, increases in interest rates and the resulting cost of funds in a rapidly rising interest rate environment could exceed the cap levels on these loans and negatively impact net interest income. In the year ended December 31, 1998 and 1997, the Bank originated $365,000 and $2.6 million, respectively, in one-to-four family ARM loans.

      The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences, and availability of funds. During 1998, demand for ARM loans was impacted by the low interest rate environment and consumer preference for fixed rate loans. Accordingly, although the Bank will continue to offer ARM loans, there can be no assurance that the Bank will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans in the future.

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

      The Bank currently offers fixed rate mortgage loans with terms of 15 to 30 years secured by one-to-four family residences. Interest rates charged on fixed rate loans are competitively priced, based on market conditions. The Bank originates fixed rate loans for sale in amounts of up to 75% of the lower of the appraised value or the sales price of the property, with private mortgage insurance required for loans in excess of 80%. Fixed rate loans are made in amounts up to the maximum amount permitted by FNMA, FHLMC, and SONYMA guidelines. For the years ended December 31, 1998 and 1997, the Bank originated $3.4 million and $1.5 million, respectively, in fixed rate one-to-four family mortgage loans.

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

      The Bank generally sells its newly originated conforming fixed rate mortgage loans in the secondary market to SBLI and such Federal and State agencies as FNMA, SONYMA, and other secondary market purchasers, while retaining the servicing rights on all such loans sold. For the twelve months ended December 31, 1998, the Bank sold loans totaling $8.8 million. As of December 31, 1998, the Bank's portfolio of loans serviced for others totaled $38.7 million. The Bank intends to continue to sell all of its newly originated fixed rate one-to-four family mortgage loans as a means of managing its interest rate risk; however, no assurances can be made, that the Bank will be able to do so in the future.

      Commercial Real Estate Lending. The Bank offers commercial real estate loans that are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings. At December 31, 1998, the Bank had loans secured by commercial real estate of $67.5 million, comprising 4.5% of the Bank's total loan portfolio. Commercial real estate loans may be originated in amounts of up to 65% of the appraised value of the mortgaged property. Such loans are typically made for terms of ten years with interest rates charged in the same manner as the Company's loans. To originate commercial real estate loans, the Bank requires one or more of the following: personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised either by appraisers employed by the Bank or by independent appraisers approved by the Bank. In recent years, the Bank has de-emphasized its origination of commercial real estate loans. At December 31, 1998 and 1997, such loans totaled $67.5 million and $61.7 million, respectively.

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

      Construction Lending. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and, to a lesser extent, multi-family properties. The Bank's policies provide that construction loans may be made in amounts of up to 70% of the appraised value of the project. The maximum loan amount is $3.0 million. The Bank generally has provided construction loans only as an accommodation to existing customers and does not actively solicit such loans. The Bank generally requires personal guarantees and a permanent loan commitment. Construction loans are made with adjustable rate terms of up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent end loans originated by the Bank at the end of the construction period or upon the borrower receiving permanent financing from another financial institution. As of December 31, 1998, the Bank had $1.9 million, or 0.13%, of its total loan portfolio invested in construction loans. The Bank does not currently intend to increase the level or ratio of its construction loans to total loans.

      Other Lending. The Bank also offers other full documentation loans, primarily cooperative apartment, home equity, student, and passbook loans. Other loans outstanding at December 31, 1998 totaled $9.8 million, or 0.66% of the Bank's loan portfolio and included cooperative apartment loans of $4.8 million, or 51.02%. The Bank's home equity loan extends a line of credit ranging from a minimum of $10,000 to a maximum of $400,000. The credit line, when combined with the balance of the first mortgage lien, may not exceed 70% of the appraised value of the property at the time of the loan commitment. Home equity loans outstanding at December 31, 1998 totaled $1.8 million, against total available credit lines of $3.6 million.

      Loan Approval Authority and Underwriting. The Board of Directors establishes lending authority for individual officers for its various loan products. For one-to-four family mortgage loans, including cooperative apartment and condominium loans, the Senior Vice President, Mortgages has the authority to approve loans in amounts of up to $300,000. Any two executive officers have the authority to issue commitments on one-to-four family loans in amounts up to $400,000. Any one-to-four family loan in excess of $400,000 must be approved by the Mortgage and Real Estate Committee. For multi-family and commercial real estate loans, the Mortgage and Real Estate Committee must approve all loans. A loan in excess of $3.0 million must be approved by the Executive Committee; as of December 31, 1998, the Bank had forty-seven loans in excess of $3.0 million, with the highest amount being $7.2 million.

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

      Non-performing Loans and Foreclosed Assets. The Bank had $6.2 million in loans 90 days or more delinquent at December 31, 1998, consisting of 56 one-to-four family mortgage loans with an average principal balance of approximately $111,127. Management does not expect to incur significant losses on its non-performing mortgage loans.

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

      The Bank's policies provide that management reports monthly to the Mortgage and Real Estate Committee and Executive Committee regarding classified assets. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulatory guidelines and believes its classification policies are consistent with regulatory policies. All classified assets of the Bank are included in non-performing loans 90 days or more delinquent or foreclosed real estate.

      When loans are designated as "in foreclosure", the accrual of interest and amortization of origination fees continues up to net realizable value less the transaction cost of disposition. During the years ended December 31, 1998, 1997, and 1996, the amounts of additional interest income that would have been recorded on mortgage loans in foreclosure, had they been current, totaled $150,000, $161,000, and $891,000 respectively. These amounts were not included in the Bank's interest income for the respective periods.

      The following table sets forth information regarding all mortgage loans in foreclosure, loans which are 90 days or more delinquent, and foreclosed real estate at the dates indicated. At December 31, 1998, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" as amended by SFAS No. 114.

                                                           At December 31,

                                       1998         1997          1996         1995         1994
                                      ------       ------       -------       ------       ------
(dollars in thousands)
Mortgage loans in foreclosure         $5,530       $6,121       $ 6,861       $4,929       $5,437
Loans 90 days or more delinquent
  and still accruing interest            663        1,571         2,798        2,864        1,674
                                      ------       ------       -------       ------       ------
Total non-performing loans             6,193        7,692         9,659        7,793        7,111
                                      ------       ------       -------       ------       ------

  Foreclosed real estate                 419        1,030           627          774          975
                                      ------       ------       -------       ------       ------
Total non-performing assets           $6,612       $8,722       $10,286       $8,567       $8,086
                                      ======       ======       =======       ======       ======
Total non-performing loans to
  loans, net                            0.42%        0.55%         0.84%        0.78%        0.76%
Total non-performing assets to
  total assets                          0.38         0.54          0.76         0.69         0.69

      Management monitors non-performing loans and, when deemed appropriate, writes down such loans to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans.

      At December 31, 1998, foreclosed real estate was comprised of three residential properties with an aggregate carrying value of $419,000. The Bank generally conducts appraisals on all properties securing mortgage loans in foreclosure, and foreclosed real estate as deemed appropriate and, if necessary, charges off any declines in value at such times. Based upon management's estimates as to the timing of, and expected proceeds from, the disposition of these loans, no material loss is currently expected to be incurred.

      Once a loan is placed in foreclosure, the Bank performs an appraisal of the property. In the event that the carrying balance of the loan exceeds the appraisal amount less transaction costs, a charge-off is recognized. It is the Bank's general policy to dispose of properties acquired through foreclosure or by deed in lieu thereof as quickly and as prudently as possible, in consideration of market conditions and the condition of such property. Foreclosed real estate is titled in the name of the Bank's wholly-owned subsidiary, Main Omni Realty Corp., which manages the property while it is offered for sale.

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

      At December 31, 1998, the total allowance remained at $9.4 million, which amounted to 152.28% of non-performing loans and 142.63% of non-performing assets. For the years ended December 31, 1998 and 1997, the Bank had no net charge-offs against this allowance. The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate. See Statistical Data-A, B, C, and D for components of the Bank's mortgage loan portfolio, maturity and repricing, and for a summary of the allowance for loan losses.

Mortgage-Backed Securities

      All of the Bank's mortgage-backed securities are directly or indirectly insured or guaranteed by the FHLMC or GNMA. At December 31, 1998, mortgage-backed securities totaled $19.7 million, or 1.1% of total assets, and were classified by the Bank as held to maturity. Because a majority of the Bank's mortgage-backed securities are either adjustable rate or are FHLMC five-year term securities, the Bank anticipates that all of its mortgage-backed securities will prepay or reprice within five years. At December 31, 1998, the mortgage-backed securities portfolio had a weighted average interest rate of 7.38% and a market value of approximately $20.3 million. See Statistical Data-E for components of the mortgage-backed securities portfolio.

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

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits principally consist of certificates of deposit ("CDs") and savings accounts, together with money market accounts, demand deposits, and NOW accounts. The flow of deposits is influenced significantly by general economic conditions, the restructuring of the banking industry, changes in money market and prevailing interest rates, and competition with other financial institutions. The Bank's deposits are typically obtained from the area in which its offices are located. The Bank relies primarily on long-standing relationships with customers to retain these deposits. At December 31, 1998, $180.4 million, or 16.4% of the Bank's gross deposit balance, consisted of CDs with a balance of $100,000 or more.

      Borrowings. The Bank is a member of the FHLB-NY, and had a $698.8 million line of credit at December 31, 1998. To supplement its funding source in a year of increased lending, the Company drew on its line of credit with the FHLB in 1998. Borrowings, which are used to finance loan production, totaled $439.1 million at December 31, 1998. A $10.0 million line of credit with a correspondent financial institution is also available to the Bank. At December 31, 1998, the Bank also had an outstanding loan in the amount of $12.8 million from the Company to fund the Employee Stock Ownership Plan ("ESOP") and $9.5 million in inter-company demand loans at a fixed rate of 6%.

Subsidiary Activities

      Under its New York State leeway authority, the Bank has formed three wholly-owned subsidiary corporations. M.F.O. Holding Corp. ("MFO") holds title to banking premises; Main Omni Realty Corp's purpose is to hold, operate, and maintain real estate acquired by the Bank as a result of foreclosure or by deed in lieu; and Queens Realty Trust, Inc. holds a pool of qualifying mortgage loans for investment purposes.

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

Personnel

      At December 31, 1998, the number of full-time equivalent employees was
278. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

      The following is a summary of the Bank's regulatory capital at December 31, 1998:

      GAAP Capital to Total Leverage Assets                  9.40%
      Total Capital to Risk-Weighted Assets                 16.12%
      Tier I Capital to Risk-Weighted Assets                15.23%

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

      Standards for Safety and Soundness. Federal law requires each Federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The Federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the Federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate Federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, ("FDI Act"). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

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

Investments and Activities

      Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, FDICIA and the FDIC regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of NASDAQ and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC has recently proposed revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These proposed revisions would, among other things, streamline certain application procedures for healthy banks and impose certain quantitative and qualitative restrictions on a bank's dealing with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier 1 Capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 1998, the Bank had $4.7 million of such investments.

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

      The FDIC has authority under Federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible equity to total assets of less than 2%. See "Prompt Corrective Regulatory Action." The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without Federal assistance.

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution's primary Federal regulator, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits are determined semiannually by the FDIC and currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, spreads the obligations for payment of the financing Corporation ("FICO") bonds across all SAIF and BIF members. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged.

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

Community Reinvestment Act

      Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution's CRA rating and further requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC in July 1997, was "satisfactory."

      New York Regulation. The Bank is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all Federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Banking Department has adopted, effective December 3, 1997, new regulations to implement the NYCRA. The Banking Department replaced its process-focused regulations with performance-focused regulations that are intended to parallel current CRA regulations of federal banking agencies and to promote consistency in CRA evaluations by considering more objective criteria. The new regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the Banking Department to make available to the public such rating and a written summary of the results. The Bank's latest NYCRA rating, received from the Banking Department in March 1999, was a "2" or "satisfactory."

Federal Reserve System

      Under Federal Reserve Board ("FRB") regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirements is $1.43 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1998 of $22.4 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 1998, 1997, and 1996, dividends from the FHLB-NY to the Bank amounted to $1.5 million, $822,000 and $665,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Holding Company Regulation

      Federal Regulation. The Company currently is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended ("BHCA"), as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those maintained by the FDIC for the Bank.

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

      The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FRB's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

      The Company and the Bank, will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.

Acquisition of the Holding Company

      Federal Restrictions. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. An existing bank holding company would be required to obtain the FRB's prior approval under the BHCA before acquiring more than 5% of the Company's voting stock. See "Holding Company Regulation." Approval of the Banking Department may also be required for acquisition of the Company.

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

A. Mortgage and Other Lending Activities

The following table sets forth the Bank's loan originations and mortgage-backed securities, including purchases, sales, and principal repayments, for the periods indicated:

                                                      For the
                                               Years Ended December 31,
                                               ------------------------
(dollars in thousands)                   1998            1997            1996
                                      ----------      ----------      ----------
Mortgage loans (gross):
    At beginning of period            $1,394,939      $1,144,317      $  993,242
    Mortgage loans originated:
       One-to-four family                  7,473          22,914          11,150
       Multi-family                      409,800         418,869         273,421
       Commercial real estate             32,826          10,248          17,438
       Construction                        2,091           1,089           1,214
                                      ----------      ----------      ----------
Total mortgage loans originated          452,190         453,120         303,223
Principal repayments                     349,952         185,033         151,391
Mortgage loans sold                        8,647          16,060             350
Mortgage loans transferred to
    foreclosed real estate                 1,274           1,405             406
                                      ----------      ----------      ----------
At end of period                       1,487,256       1,394,939       1,144,318
Other loans (gross):
    At beginning of period                10,795          12,275          13,861
    Other loans originated                 2,008           1,375           1,471
    Principal repayments                   3,053           2,843           2,975
    Student loans sold                        --              12              82
                                      ----------      ----------      ----------
    At end of period                       9,750          10,795          12,275
                                      ----------      ----------      ----------

    Total loans                       $1,497,006      $1,405,734      $1,156,593
                                      ==========      ==========      ==========
Mortgage-backed securities:
    At beginning of period            $   49,781      $   73,732      $   92,868
    Principal repayments                  30,101          23,951          19,136
                                      ----------      ----------      ----------
    At end of period                  $   19,680      $   49,781      $   73,732
                                      ==========      ==========      ==========

B. Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1998. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $147.0 million for the twelve months ended December 31, 1998.

                                                                Mortgage and Other Loans
                                                                  at December 31, 1998
                                                                  --------------------

                                   1-4           Multi-      Commerical                   Home                Total
(dollars in thousands)            Family         Family      Real Estate  Construction   Equity   Other       Loans
                                 --------      ----------    -----------  ------------   ------   ------   ----------
Amount due:
   Within one year               $124,026      $  213,636      $23,845       $1,898      $1,793   $4,908   $  370,106
   After one year:
     One to three years            25,161         307,473       13,775           --          --    1,441      347,850
     Three to five years            7,042         374,742       16,227           --          --      764      398,775
     Five to ten years             15,393         339,700        9,005           --          --      706      364,804
     Ten to twenty years            4,985           3,543        4,642           --          --       71       13,241
     Over twenty years              2,163              --           --           --          --       67        2,230
                                 --------      ----------      -------       ------      ------   ------   ----------
     Total due or repricing
        after one year             54,744       1,025,458       43,649           --          --    3,049    1,126,900
                                 --------      ----------      -------       ------      ------   ------   ----------
     Total amounts due or
        repricing, gross         $178,770      $1,239,094      $67,494       $1,898      $1,793   $7,957   $1,497,006
                                 ========      ==========      =======       ======      ======   ======   ==========

The following table sets forth, at December 31, 1998, the dollar amount of all loans due after December 31, 1999, and indicates whether such loans have fixed or adjustable interest rates.

                                             Due after December 31, 1999
                                      ------------------------------------------
(dollars in thousands)                 Fixed         Adjustable         Total
                                      --------       ----------       ----------

Mortgage loans:
   One-to-four family                 $ 33,168       $   21,576       $   54,744
   Multi-family                         55,829          969,629        1,025,458
   Commercial real estate               21,794           21,855           43,649
                                      --------       ----------       ----------

   Total mortgage loans               $110,791       $1,013,060       $1,123,851
Other loans                              2,322              727            3,049
                                      --------       ----------       ----------
   Total loans                        $113,113       $1,013,787       $1,126,900
                                      ========       ==========       ==========

C. Summary of the Allowance for Loan Losses

The allowance for loan losses at December 31, 1998, 1997, and 1996 was allocated as follows:

                                                           At December 31,
                                                         -------------------
                                       1998                     1997                    1996
                                -------------------      -------------------      -------------------
                                           Percent                  Percent                  Percent
                                              of                       of                       of
                                           Loans in                 Loans in                 Loans in
                                           Category                 Category                 Category
                                           to Total                 to Total                 to Total
(dollars in thousands)          Amount      Loans        Amount      Loans        Amount      Loans
                                ------     --------      ------     --------      ------     --------
Mortgage loans:
    One-to-four family          $1,341       14.22%      $1,592       16.88%      $1,812       19.36%
    Multi-family                 6,686       70.89        6,521       69.14        6,168       65.90
    Construction                    28        0.30           23        0.24           24        0.26
    Commercial real estate       1,181       12.52        1,080       11.45        1,110       11.86
    Other loans                    195        2.07          215        2.29          245        2.62
                                ------      ------       ------      ------       ------      ------
      Total loans               $9,431      100.00%      $9,431      100.00%      $9,359      100.00%
                                ======      ======       ======      ======       ======      ======

The allocation above is based upon an estimate at a given point in time, based on various factors, including local economic conditions. A different allocation methodology may be deemed to be more appropriate in the future.

D. Composition of Mortgage and Other Loan Portfolio

The following table sets forth the composition of the Bank's portfolio of mortgage and other loans in dollar amounts and in percentages at the dates indicated.

                                                                        At December 31,

                                    1998                 1997                 1996                 1995                 1994
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                         Percent              Percent              Percent              Percent              Percent
                                           of                   of                   of                   of                   of
(dollars in thousands)         Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                             ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------
Mortgage loans:
  One-to-four family         $  178,770   11.94%  $  224,287   15.96%  $  256,904   22.21%  $  288,470   28.64%  $  306,028   32.20%
  Multi-family                1,239,094   82.77    1,107,343   78.78      822,364   71.10      641,564   63.70      561,589   59.09
  Commercial real estate         67,494    4.51       61,740    4.39       63,452    5.49       62,003    6.16       66,609    7.01
  Construction                    1,898    0.13        1,538    0.10        1,598    0.14        1,205    0.12        2,490    0.26
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total mortgage loans      1,487,256   99.35    1,394,939   99.23    1,144,318   98.94      993,242   98.62      936,716   98.56
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
Other loans:
  Cooperative apartment           4,802    0.32        5,041    0.36        5,764    0.50        6,684    0.66        7,238    0.76
  Home equity                     1,793    0.12        2,386    0.17        2,819    0.24        3,069    0.31        3,352    0.35
  Student                             8    0.00            8    0.00           24    0.00          116    0.01          241    0.03
  Passbook savings                  321    0.02          312    0.02          375    0.03          470    0.05          691    0.07
  Other                           2,826    0.19        3,048    0.22        3,293    0.29        3,522    0.35        2,171    0.23
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total other loans             9,750    0.65       10,795    0.77       12,275    1.06       13,861    1.38       13,693    1.44
                             ----------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
    Total loans               1,497,006  100.00%   1,405,734  100.00%   1,156,593  100.00%   1,007,103  100.00%     950,409  100.00%
                             ----------  ======   ----------  ======   ----------  ======   ----------  ======   ----------  ======

Less:
  Unearned discounts                 22                   19                   24                   29                   42
  Net deferred loan
    origination fee               1,034                1,281                1,058                  912                1,549
  Allowance for loan losses       9,431                9,431                9,359               11,359               11,268
                             ----------           ----------           ----------           ----------           ----------
  Loans, net                 $1,486,519           $1,395,003           $1,146,152           $  994,803           $  937,550
                             ==========           ==========           ==========           ==========           ==========

E.  Securities, Money Market Investments, and Mortgage-backed Securities

The following table sets forth certain information regarding the carrying and market values of the Bank's securities, money market investments, and mortgage-backed securities portfolios at the dates indicated:

                                                                At December 31,
                                         1998                        1997                        1996
                                 ----------------------      ---------------------      ----------------------
                                 Carrying       Market       Carrying      Market       Carrying       Market
(dollars in thousands)            Value         Value         Value        Value         Value         Value
                                 --------      --------      --------     --------      --------      --------
Securities:
    U.S. Government and
      agency obligations         $129,893      $129,586      $ 78,279     $ 78,345      $ 68,126      $ 68,226
    Equity securities              26,978        27,125        19,274       19,339         9,890         9,925
                                 --------      --------      --------     --------      --------      --------
Total securities                 $156,871      $156,711      $ 97,553     $ 97,684      $ 78,016      $ 78,151
                                 ========      ========      ========     ========      ========      ========

Money market investments:
    Federal funds sold           $ 19,000      $ 19,000      $  6,000     $  6,000      $ 13,650      $ 13,650
                                 --------      --------      --------     --------      --------      --------
    Total money market
      investments                $ 19,000      $ 19,000      $  6,000     $  6,000      $ 13,650      $ 13,650
                                 ========      ========      ========     ========      ========      ========

Mortgage-backed securities:
    GNMA                         $ 15,886      $ 16,403      $ 20,069     $ 20,789      $ 27,914      $ 28,562
    FHLMC                           3,794         3,929        29,712       29,830        64,954        64,912
                                 --------      --------      --------     --------      --------      --------
    Total mortgage-backed
      securities                 $ 19,680      $ 20,332      $ 49,781     $ 50,619      $ 92,868      $ 93,474
                                 ========      ========      ========     ========      ========      ========

Item 2. PROPERTIES

            The Bank conducts its business through ten full-service offices, two customer service centers and one mortgage service center. The Bank's main office is located at 38-25 Main Street, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                     Date         Lease
                                     Leased or    Leased or     Expiration   Net Book Value at
                                       Owned       Acquired        Date      December 31, 1998
                                    ----------    ---------    -----------   -----------------
Main Office(1)                         Owned         1911           --          $1,766,089
38-25 Main Street
Flushing, NY 11354

Corona Branch                          Owned         1923           --             148,274
37-97 103rd Street
Corona, NY 11368

Little Neck Branch                     Owned         1946           --              54,600
251-31 Northern Blvd.
Little Neck, NY 11363

Kew Gardens Hills Branch               Owned         1948           --             101,462
75-44 Main Street
Kew Gardens Hills, NY 11367

Jackson Heights Branch                 Leased        1974         2023             458,346
76-02 Northern Blvd.
Jackson Heights, NY 11372

Astoria Branch(2)                      Leased        1993         2018             114,305
31-42 Steinway Street
Astoria, NY 11103

Fresh Meadows Branch                   Leased        1995         2010              59,604
61-49 188th Street
Fresh Meadows, NY  11365

College Point Branch                   Leased        1996         2021               4,722
15-01 College Point Blvd.
College Point, NY  11356

Murray Hill Branch                     Leased        1997         2007              26,948
156-18 Northern Blvd.
Flushing, NY 11354

Plainview Branch                       Owned         1974           --             312,267
1092 Old Country Road
Plainview, NY 11803

Mortgage Service Center(3)             Owned         1991           --           4,574,470
158-14 Northern Blvd.
Flushing, NY 11358

Auburndale Customer Service            Leased        1996         2006               5,427
Center
193-01 Northern Blvd.
Flushing, NY  11358

Ditmars Service Center                 Leased        1996         2005              11,872
31-09 Ditmars Blvd.
Astoria, NY  11105

----------

(1) The Bank commenced operations in 1859 at a location near its current headquarters which it has occupied since approximately 1911. The Bank owns additional office space adjacent to its Main Office which is used for administrative operations, the net book value of which is included in the amount shown.

(2) This branch office replaced another branch office, formerly located at 31-02 Steinway Street, Astoria, which was closed as of June 28, 1993. The vacated space, which is owned by the Bank, has a net book value of $1.2 million and has subsequently been leased.

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

      Information regarding the Company's common stock and its price during 1998 fiscal year appears on page 29 of the 1998 Annual Report under the caption "Market Price and Dividends Paid per Common Share" and is incorporated herein by this reference.

      As of March 5, 1999 the Company had approximately 700 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

ITEM 6. SELECTED FINANCIAL DATA

      Information regarding selected financial data appears on page 1 of the 1998 Annual Report under the caption "Financial Highlights" and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 10 through 29 of the 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding quantitative and qualitative disclosures about market risk appears on pages 16 through 18 of the 1998 Annual Report under the caption "Market Risk and Interest Rate Sensitivity" and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information regarding the financial statements and the Independent Auditors' Report appears on pages 30 through 51 of the 1998 Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the directors and executive officers of the Registrant appears on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, under the caption "Information with Respect to Nominees and Continuing Directors" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation appears on pages 10 through 19 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

      Information regarding security ownership of management appears on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999, under the caption "Information with Respect to the Nominees, Continuing Directors, and Executive Officers" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears on page 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 under the caption "Transactions with Certain Related Persons" and is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 and are incorporated by this reference:

      -     Consolidated Statements of Condition at December 31,1998 and 1997;
      - Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1998;
      -     Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1998;
      -     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998;
      -     Notes to Consolidated Financial Statements
      -     Management's Responsibility for Financial Reporting
      -     Independent Auditors' Report

      The remaining information appearing in the 1998 Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1998

      On November 20, 1998, the Company filed a Current Report on Form 8-K regarding the date of the Company's 1999 Annual Meeting of Shareholders and the related voting record date.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

        Exhibit
        Number
        ------
         3.1     Certificate of Incorporation of Queens County Bancorp, Inc.(1)
         3.2     Bylaws of Queens County Bancorp, Inc.
        10.1 Form of Employment Agreement between Queens County Savings Bank and Certain Officers (1)
        10.2 Form of Employment Agreement between Queens County Bancorp, Inc. and Certain Officers (1)
        10.3 Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (1)
        10.4 Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (1)
        10.5 Form of Queens County Savings Bank Recognition and Retention Plan for Officers (1)
        10.6 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (2)
        10.7 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (2)
        10.8 Form of Queens County Savings Bank Employee Severance Compensation Plan (1)
        10.9 Form of Queens County Savings Bank Outside Directors' Consultation and Retirement Plan (1)
        10.10 Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (1)
        10.11    ESOP Loan Documents (1)
        10.12    Incentive Savings Plan of Queens County Savings Bank (3)
        10.13    Retirement Plan of Queens County Savings Bank (1)
        10.14    Supplemental Benefits Plan of Queens County Savings Bank (4)
        10.15    Excess Retirement Benefits Plan of Queens County Savings Bank
                 (1)
        10.16 Queens County Savings Bank Directors' Deferred Fee Stock Unit Plan (1)
        10.17    Queens County Bancorp, Inc. 1997 Stock Option Plan (5)
        11.0     Statement Re: Computation of Per Share Earnings
        13.0     1998 Annual Report to Shareholders
        21.0     Subsidiaries information incorporated herein by reference to
                 Part I, "Subsidiaries"
        23.0     Consent of KPMG LLP, dated March 17, 1999
        99.0 Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(2) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement, filed on October 27, 1994, Registration No. 33-85684.
(3) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement, filed on October 27, 1994, Registration No. 33-85682.
(4) Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995.
(5) Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Queens County Bancorp, Inc.
                           ---------------------------
                                  (Registrant)


                      /s/ Joseph R. Ficalora                03/16/99
                      -----------------------------         --------
                          Joseph R. Ficalora
                          Chairman, President, and
                          Chief Executive Officer
                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Joseph R. Ficalora              03/16/99         /s/ Robert Wann                                03/16/99
----------------------------        ----------       -----------------------------                  ----------
    Joseph R. Ficalora                                   Robert Wann
    Chairman, President, and                             Senior Vice President, Comptroller, and
    Chief Executive Officer                              Chief Financial Officer (Principal
    (Principal Executive Officer)                        Financial and Accounting Officer)

/s/ Harold E. Johnson               03/16/99         /s/ Donald M. Blake                            03/16/99
----------------------------        ----------       -----------------------------                  ---------
    Harold E. Johnson                                    Donald M. Blake
    Director                                             Director

/s/ Luke D. Lynch                   03/16/99         /s/ Max L. Kupferberg                          03/16/99
----------------------------        ----------       -----------------------------                  ---------
    Luke D. Lynch                                        Max L. Kupferberg
    Director                                             Director

/s/ Henry E. Froebel                03/16/99         /s/ Howard C. Miller                           03/16/99
----------------------------        ----------       -----------------------------                  ---------
    Henry E. Froebel                                     Howard C. Miller
    Director                                             Director

/s/ Joseph G. Chisholm              03/16/99         /s/ Dominick Ciampa                            03/16/99
----------------------------        ----------       -----------------------------                  ---------
    Joseph G. Chisholm                                   Dominick Ciampa
    Director                                             Director

/s/ Richard H O'Neill               03/16/99
----------------------------        ----------
    Richard H. O'Neill
    Director