Form 10-Q
period 1999-03-31
QUEENS COUNTY BANCORP INC
filed 1999-05-13
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
                  ---------------------------------------------

                         Commission File Number 0-22278
                         ------------------------------

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

       (Registrant's telephone number, including area code) 718: 359-6400
                                                            -------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                   21,571,185
                         -------------------------------
                         Number of shares outstanding at
                                  May 10, 1999

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        Three Months Ended March 31, 1999

INDEX                                                                  Page No.
                                                                       --------

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Condition as of
        March 31, 1999 (unaudited) and December 31, 1998                   1

        Consolidated Statements of Income and Comprehensive
        Income for the Three Months Ended March 31, 1999
        and 1998 (unaudited)                                               2

        Consolidated Statement of Changes in Stockholders'
        Equity for the Three Months Ended March 31, 1999
        (unaudited)                                                        3

        Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1999 and 1998
        (unaudited)                                                        4

        Notes to Unaudited Consolidated Financial Statements               5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      7

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                 19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 20

Item 2. Changes in Securities                                             20

Item 3. Defaults Upon Senior Securities                                   20

Item 4. Submission of Matters to a Vote of Security Holders               20

Item 5. Other Information                                                 21

Item 6. Exhibits and Reports on Form 8-K                                  21

Signatures                                                                22

Exhibits                                                                  23

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                              March 31,     December 31,
                                                                                1999            1998
                                                                             (unaudited)
                                                                             -----------    -----------
Assets
Cash and due from banks                                                      $    23,279    $    27,561
Money market investments                                                           6,000         19,000
Securities held to maturity (estimated market value of
   $145,987 and $152,055, respectively)                                          146,572        152,280
Mortgage-backed securities held to maturity (estimated market
   value of $18,241 and $20,332, respectively)                                    17,744         19,680
Securities available for sale                                                      4,144          4,656
Mortgage loans:
     1-4 family                                                                  166,393        178,770
     Multi-family                                                              1,289,698      1,239,094
     Commercial real estate                                                       68,300         67,494
     Construction                                                                  3,267          1,898
                                                                             -----------    -----------
Total mortgage loans                                                           1,527,658      1,487,256
Other loans                                                                        9,193          9,750
Less: Unearned loan fees                                                          (1,260)        (1,056)
      Allowance for loan losses                                                   (7,431)        (9,431)
                                                                             -----------    -----------
Loans, net                                                                     1,528,160      1,486,519
Premises and equipment, net                                                       10,219         10,399
Deferred tax asset, net                                                            5,116          5,917
Other assets                                                                      22,973         20,870
                                                                             -----------    -----------
Total assets                                                                 $ 1,764,207    $ 1,746,882
                                                                             ===========    ===========
Liabilities and Stockholders' Equity
Deposits:
   NOW and money market accounts                                             $    71,136    $    70,423
   Savings accounts                                                              274,751        273,357
   Certificates of deposit                                                       726,408        722,985
   Non-interest-bearing accounts                                                  35,185         35,520
                                                                             -----------    -----------
Total deposits                                                                 1,107,480      1,102,285
                                                                             -----------    -----------
Official checks outstanding                                                       22,798         34,487
FHLB borrowings                                                                  453,659        439,055
Accounts payable and accrued expenses                                              1,846          1,552
Mortgagors' escrow                                                                25,868         13,084
Other liabilities                                                                  8,438          7,013
                                                                             -----------    -----------
Total liabilities                                                              1,620,089      1,597,476
                                                                             -----------    -----------
Stockholders' equity:
   Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)            --             --
   Common stock at par $0.01 (60,000,000 shares authorized;
     30,970,693 shares issued; 21,583,361 and 21,250,897 shares
     outstanding at March 31, 1999 and December 31, 1998, respectively)              310            310
   Paid-in capital in excess of par                                              140,407        138,180
   Retained earnings (substantially restricted)                                  148,207        165,383
   Less: Treasury stock (9,387,332 and 9,719,796 shares, respectively)          (128,064)      (137,901)
         Unallocated common stock held by ESOP                                   (12,672)       (12,767)
         Common stock held by SERP                                                (3,770)        (3,770)
         Unearned common stock held by RRPs                                          (63)           (63)
  Accumulated other comprehensive income, net of tax effect                         (237)            34
                                                                             -----------    -----------
Total stockholders' equity                                                       144,118        149,406
                                                                             -----------    -----------
Total liabilities and stockholders' equity                                   $ 1,764,207    $ 1,746,882
                                                                             ===========    ===========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                For the
                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Interest Income:
   Mortgage and other loans                              $ 30,475    $ 30,007
   Securities held to maturity                              2,297       1,605
   Mortgage-backed securities held to maturity                331         753
   Money market investments                                   267         116
                                                         --------    --------
Total interest income                                      33,370      32,481
                                                         --------    --------
Interest Expense:
   NOW and money market accounts                              451         519
   Savings accounts                                         1,542       1,576
   Certificates of deposit                                  9,104       9,112
   FHLB borrowings                                          5,701       4,725
   Mortgagors' escrow                                           8          18
                                                         --------    --------
Total interest expense                                     16,806      15,950
                                                         --------    --------
          Net interest income                              16,564      16,531
Reversal of provision for loan losses                      (2,000)         --
                                                         --------    --------
          Net interest income after reversal of
            provision for loan losses                      18,564      16,531
                                                         --------    --------
Other Operating Income:
   Fee income                                                 481         405
   Other                                                      149         152
                                                         --------    --------
Total other operating income                                  630         557
                                                         --------    --------
Operating Expense:
   Compensation and benefits (1)                            3,675       4,714
   Occupancy and equipment                                    618         672
   General and administrative                               1,239       1,164
   Other                                                       54         122
                                                         --------    --------
Total operating expense                                     5,586       6,672
                                                         --------    --------
Income before income taxes                                 13,608      10,416
Income tax expense (2)                                      5,371       4,161
                                                         --------    --------
          Net income                                     $  8,237    $  6,255
                                                         --------    --------
Comprehensive income, net of tax:
   Unrealized (loss) gain on securities                      (271)         69
                                                         --------    --------
          Comprehensive income                           $  7,966    $  6,324
                                                         ========    ========
          Earnings per share                                $0.44       $0.33(3)
          Diluted earnings per share                        $0.43       $0.31(3)

(1) Includes non-cash items of $0.628 and $1.668 million for 1999 and 1998, respectively.

(2) Includes non-cash items of $1.693 and $3.136 million for 1999 and 1998, respectively.

(3) Reflects shares issued as a result of a 3-for-2 stock split on September 29, 1998.

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Three Months Ended
                                                                 March 31, 1999
(in thousands)                                                    (unaudited)
--------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
  Balance at beginning of year                                     $     310
  Shares issued                                                           --
                                                                   ---------
Balance at end of period                                                 310
                                                                   ---------
Paid-in Capital in Excess of Par:
  Balance at beginning of year                                       138,180
  Tax benefit effect on stock plans                                    1,693
  Allocation of ESOP stock                                               534
                                                                   ---------
Balance at end of period                                             140,407
                                                                   ---------
Retained Earnings:
  Balance at beginning of year                                       165,383
  Net income                                                           8,237
  Dividends paid on common stock                                      (4,653)
  Exercise of stock options (779,795 shares)                         (20,760)
                                                                   ---------
Balance at end of period                                             148,207
                                                                   ---------
Treasury Stock:
  Balance at beginning of year                                      (137,901)
  Purchase of  common stock (447,331 shares)                         (13,364)
  Exercise of stock options (779,795 shares)                          23,201
                                                                   ---------
Balance at end of period                                            (128,064)
                                                                   ---------
Employee Stock Ownership Plan:
  Balance at beginning of year                                       (12,767)
  Allocation of ESOP stock                                                95
                                                                   ---------
Balance at end of period                                             (12,672)
                                                                   ---------
SERP Plan:
  Balance at beginning of year                                        (3,770)
  Common stock acquired by SERP                                           --
                                                                   ---------
Balance at end of period                                              (3,770)
                                                                   ---------
Recognition and Retention Plans:
  Balance at beginning of year                                           (63)
  Earned portion of RRPs                                                  --
                                                                   ---------
Balance at end of period                                                 (63)
                                                                   ---------
Accumulated Comprehensive Income, Net of Tax:
  Balance at beginning of year                                            34
  Net unrealized depreciation in securities, net of tax                 (271)
                                                                   ---------
Balance at end of year                                                  (237)
                                                                   ---------
Total stockholders' equity                                         $ 144,118
                                                                   =========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                   March 31,
                                                                               1999        1998
(in thousands)                                                                    (unaudited)
-------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                                 $  8,237    $  6,255
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                              220         240
       Reversal of provision for loan losses                                   (2,000)         --
       Amortization of premiums, net                                                3          37
       (Accretion) amortization of net deferred loan origination fees            (204)        319
       Net gain on redemption of securities and mortgage-backed securities        (11)        (80)
       Net gain on sale of foreclosed real estate                                (100)        (36)
       Tax benefit effect on stock plans                                        1,693       3,136
       Earned portion of RRPs                                                      --         185
       Earned portion of ESOP                                                     629       1,108
  Changes in assets and liabilities:
       Decrease in deferred income taxes                                          801         503
       Increase in other assets                                                (2,103)       (128)
       Increase in accounts payable and accrued expenses                          294         268
       Decrease in official checks outstanding                                (11,689)    (10,363)
       Increase (decrease) in other liabilities                                 1,425      (3,043)
                                                                             --------    --------
Total adjustments                                                             (11,042)     (7,854)
                                                                             --------    --------
Net cash used in operating activities                                          (2,805)     (1,599)
                                                                             --------    --------
Cash Flows from Investing Activities:
  Proceeds from maturity of securities and mortgage-backed
     securities held to maturity                                               13,937      30,947
  Purchase of securities held to maturity                                      (6,285)    (34,597)
  Purchase of securities available for sale                                        --        (971)
  Net increase in loans                                                       (41,692)    (16,505)
  Proceeds from sale of loans and foreclosed real estate                        2,596       7,161
  Purchase of premises and equipment, net                                         (40)        (65)
                                                                             --------    --------
Net cash used in investing activities                                         (31,484)    (14,030)
                                                                             --------    --------
Cash Flows from Financing Activities:
  Net increase in mortgagors' escrow                                           12,784      12,374
  Net increase (decrease) in deposits                                           5,195     (21,073)
  Net increase in FHLB borrowings                                              14,604      42,057
  Cash dividends paid and options exercised, net                              (25,413)    (10,035)
  Stock options exercised, net of purchase of Treasury stock
    and shares acquired by SERP                                                 9,837      (2,118)
                                                                             --------    --------
Net cash provided by financing activities                                      17,007      21,205
                                                                             --------    --------
Net (decrease) increase in cash and cash equivalents                          (17,282)      5,576
Cash and cash equivalents at beginning of period                               46,561      22,733
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $ 29,279    $ 28,309
                                                                             ========    ========
Supplemental information:
  Cash paid for:
     Interest                                                                $ 16,778    $ 15,883
     Income taxes                                                               2,351         309
Transfers to foreclosed real estate from loans                                    488         772
Transfers to real estate held for investment from foreclosed real estate          425         408

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Queens County Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Queens County Savings Bank (the "Bank").

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for all of 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders and incorporated by reference into the Company's 1998 Annual Report on Form 10-K.

Note 2. Impact of Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure said instruments at fair value. In addition, the statement establishes criteria required to designate a derivative instrument as a hedge and the accounting for changes in fair value of a derivative, depending on its intended use. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. These methods must be consistent with the entity's approach to managing risk.

SFAS No. 133 is effective for financial statements issued for periods beginning after June 15, 1999 and is not expected to have an impact on the Company.

Accounting for Mortgage-backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of SFAS No. 65." SFAS No. 134 amends the accounting treatment of mortgage-backed securities retained.

After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the entity's ability and intent to sell or hold those securities. However, a mortgage banking enterprise must classify as "trading" securities any retained mortgage-backed securities that it commits to sell before or during the securitization process.

SFAS No. 134 is effective for the first quarter beginning after December 15, 1998, and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The reclassification is to be implemented when SFAS No. 134 is initially applied.

The Company does not expect the adoption of SFAS No. 134 to have an impact on its financial condition or results of operations.

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

In the first quarter of 1999, the Company reaffirmed its position as one of the industry's leading performers with cash earnings of $11.3 million, or $0.59 per share (diluted). The Company's earnings were driven by solid fundamentals: consistent asset quality, high-volume loan production, and continued expense control. In addition, the Company recorded a net benefit of $1.1 million resulting from the reversal of $2.0 million from the allowance for loan losses, duplicating an action taken in the second quarter of 1996.

In April 1999, the Bank filed applications to open two new Queens-based locations: a full-service branch office in Woodside and a customer service center in Corona Heights. In anticipation of receiving the necessary regulatory approvals, these locations are expected to be open by the second quarter's end.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Company's first quarter 1999 performance is discussed in detail on the following pages. Such discussion occasionally includes forward-looking statements with regard to the Company's prospective performance and strategies. These statements are based on management's current expectations regarding a range of issues that could potentially impact the Company's performance in future periods. Where such forward-looking statements appear in the text, they are typically accompanied by cautionary language identifying the specific factors that could adversely effect the Company's ability to fulfill its goals or implement its strategies. These factors are also detailed in the Company's 1998 Annual Report to Shareholders and Annual Report on Form 10-K.

In general, factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and various other economic, competitive, governmental, regulatory, and technological issues that could affect the Company's operations, pricing, products, and services.

Financial Condition

Balance Sheet Summary

The Company recorded total assets of $1.8 billion at March 31, 1999, up $17.3 million from the level recorded at December 31, 1998. Mortgage loans rose $40.4 million to $1.5 billion, representing 86.6% of total assets, driven by a $50.6 million increase in loans secured by multi-family buildings to $1.3 billion. The higher balance of mortgage loans reflects first quarter 1999 originations of $125.0 million, including $115.6 million in multi-family mortgage loans.

The quality of the Company's loan portfolio continued to be solid. At March 31, 1999, non-performing loans improved to $5.6 million, or 0.37% of loans, net, from $6.2 million (or 0.42% of loans, net) and $7.1 million (or 0.50% of loans, net) at December 31 and March 31, 1998, respectively. Non-performing assets improved to $6.2 million, or 0.35% of total assets, from $6.9 million (or 0.38% of total assets) and $8.9 million (or 0.55% of total assets) at the corresponding dates.

Reflecting the reversal of $2.0 million in the current first quarter, the allowance for loans losses declined to $7.4 million, representing 132.46% of non-performing loans and 0.49% of loans, net, at March 31, 1999.

The growth of the mortgage loan portfolio over the course of the quarter was partly offset by reductions in various other assets. At March 31, 1999, securities held to maturity declined $5.7 million to $146.6 million, while mortgage backed securities held to maturity decreased $2.0 million to $17.7 million. Securities available for sale fell $512,000 to $4.1 million, while money market investments declined $13.0 million to $6.0 million. Other loans totaled $9.2 million, down $557,000 from the level recorded at December 31, 1998. The reductions reflect management's continuing preference for investments in the origination of multi-family mortgage loans.

Deposits rose $5.2 million to $1.1 billion, reflecting increases of $3.4 million, $1.4 million, and $713,000 in the respective balances of certificates of deposit ("CDs"), savings, and NOW and money market accounts. Federal Home Loan Bank ("FHLB") borrowings totaled $453.6 million, up $14.6 million from the level at year-end 1998.

Reflecting first quarter 1999 cash earnings of $11.3 million, stockholders' equity totaled $144.1 million, equivalent to 8.17% of total assets and a book value of $7.69, based on 18,742,792 shares. In the first quarter of 1999, the Company allocated $13.4 million toward the repurchase of 447,331 shares under the stock repurchase authorization declared by the Board of Directors on December 15, 1998.

At March 31, 1999, the Company continued to exceed the minimum capital levels required by the FDIC. In addition, the Bank recorded a leverage capital ratio of 9.53%, a Tier 1 risk-based capital ratio of 15.14%, and a total risk-based capital ratio of 15.82%.

Loans

Reflecting year-to-date originations of $125.0 million, the Company recorded outstanding mortgage loans of $1.5 billion at March 31, 1999. Multi-family mortgage loans represented 84.4% of the quarter-end balance, totaling $1.3 billion after originations of $115.6 million in the three-month period.

The majority of the Company's multi-family mortgage loans originated since 1996 have featured a fixed rate of interest for the first five years of the mortgage, before adjusting to one percent over prime in each of years six through ten. Prior to 1996, the majority of the Company's multi-family mortgage loans featured a step-up rate of interest, which rose 50 basis points in each of years two through five, regardless of the direction of market interest rates. At March 31, 1999, the portfolio included $65.7 million, $24.2 million, $40.9 million, and $51.0 million in multi-family mortgage loans that were due to reprice upward over the next four quarters, respectively.

In addition to the growth in multi-family loans, the Company recorded increases in outstanding construction and commercial real estate loans at the current quarter's end. Construction loans rose $1.4 million to $3.3 million, reflecting originations of $1.4 million, while commercial real estate loans rose $806,000 to $68.3 million, reflecting originations of $3.5 million. These increases helped to offset a $12.4 million decline in one-to-four family mortgage loans to $166.4 million after originations of $4.5 million.

In addition to mortgage loans, the Company originates other loans to address the needs of its customer base. The Company's portfolio of other loans totaled $9.2 million, down $557,000 from the level at December 31, 1998.

The Company's ability to originate loans is influenced by several factors, most notably including competition for product and the level of market interest rates. Two weeks into the second quarter of 1999, the Company had originations of $137.0 million in the pipeline; the vast majority of these loans are secured by multi-family properties.

Asset Quality

The Company's record of consistent asset quality continued in the first quarter of 1999. In addition to achieving its eighteenth consecutive quarter without any net charge-offs, the Company recorded a reduction in the level of non-performing assets, reflecting declines in non-performing loans and foreclosed real estate.

At March 31, 1999, the Company had non-performing loans of $5.6 million, or 0.37% of loans, net, down $583,000 from the December 31, 1998 level and down $1.4 million from the level recorded at March 31, 1998. Included in the March 31, 1999 amount were 41 mortgage loans in foreclosure totaling $4.9 million and 14 loans 90 days or more delinquent totaling $673,000. All of the Company's non-performing loans were secured by one-to-four family residences; the multi-family mortgage loan portfolio continued to be fully performing in the three months ended March 31, 1999.

Foreclosed real estate declined to $620,000 from $663,000 at the end of the trailing quarter and from $1.8 million at March 31, 1998. The March 31, 1999 amount consisted of three residential properties that are currently being marketed for sale. Non-performing assets thus improved to $6.2 million, or 0.35% of total assets, from $6.9 million, or 0.38% of total assets, and from $8.9 million, or 0.55% of total assets, at December 31 and March 31, 1998, respectively.

Reflecting the quality of the Company's loans, both current and historic, management reversed $2.0 million from the allowance for loan losses in the first quarter of 1999. At $7.4 million, the loan loss allowance represented 132.46% of non-performing loans at the close of the quarter and 521.11% of accumulated net charge-offs since 1987.

From time to time, the Company rents properties that had been non-performing, drawing income from them as a result. When this occurs, such properties are reclassified as "investments in real estate" and included in "other assets" on the balance sheet. At March 31, 1999, the Company had 19 such investments for a total of $2.1 million, which were generating an 8.0% rate of return.

For additional information, see the Asset Quality Analysis that follows and the discussion of the loan loss provision on page 17 of this report.

Asset Quality Analysis

                                                         At or For the        At or For the
                                                       Three Months Ended       Year Ended
                                                            March 31,          December 31,
                                                              1999                 1998
(dollars in thousands)                                     (unaudited)
-------------------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                               $ 9,431              $9,431
Reversal of provision for loan losses                         (2,000)                 --
                                                             -------              ------
Balance at end of period                                     $ 7,431              $9,431
                                                             =======              ======
Non-performing Assets at Period-end:
Mortgage loans in foreclosure                                $ 4,937              $5,530
Loans 90 days or more delinquent                                 673                 663
                                                             -------              ------
Total non-performing loans                                     5,610               6,193
Foreclosed real estate                                           620                 419
                                                             -------              ------
Total non-performing assets                                  $ 6,230              $6,612
                                                             =======              ======
Ratios:
Non-performing loans to loans, net                              0.37%               0.42%
Non-performing assets to total assets                           0.35                0.38
Allowance for loan losses to non-performing loans             132.46              152.28
Allowance for loan losses to loans, net                         0.49                0.63
Allowance for loan losses to accumulated
  net charge-offs since 1987                                  521.11              661.36

Securities Held to Maturity, Securities Available for Sale, and Money Market Investments

In addition to investing in mortgage loan originations, the Company selectively invests in securities. The Company's portfolio of securities held to maturity consists of short-term securities in the form of U.S. Government agency obligations, while its smaller portfolio of securities available for sale consists of equity securities. Additional funds are invested in money market investments, typically in the form of Federal funds sold.

At March 31, 1999, the Company's portfolio of securities held to maturity totaled $146.6 million, down from $152.3 million at December 31, 1998. The 1999 amount consisted of $124.0 million in U.S. Government agency obligations and $22.6 million in FHLB stock. By comparison, the year-end 1998 amount included $122.9 million in U.S. Government agency obligations, $7.0 million in U.S. Treasuries, and $22.4 million in FHLB stock. At March 31, 1999 and December 31, 1998, the market values of securities held to maturity were $146.0 million and $152.1 million, equivalent to 99.6% and 99.9% of carrying value at the respective dates. The average maturity of securities held to maturity at March 31, 1999 was under two years.

Securities available for sale totaled $4.1 million at March 31, 1999, down $512,000 from the level recorded at year-end 1998. Money market investments totaled $6.0 million, down $13.0 million from the level at the corresponding date.

Mortgage-backed Securities Held to Maturity

The Company recorded mortgage-backed securities of $17.7 million at March 31, 1999, down from $19.7 million at December 31, 1998. The $2.0 million decline reflects prepayments and the absence of any new investments since the first quarter of 1994.

The Company holds all of its mortgage-backed securities to maturity. The average maturity of the portfolio was under two years at quarter's end. At March 31, 1999 and December 31, 1998, the market values of the portfolio were $18.2 million and $20.3 million, respectively, equivalent to 102.8% and 103.3% of the carrying values at the respective dates.

Sources of Funds

The Company's funding stems primarily from the deposits it gathers, together with the interest and principal payments on loans, and the interest on, and maturity of, securities. Additional funding is derived from the Company's FHLB line of credit, which was $705.7 million at March 31, 1999. Borrowings at that date totaled $453.6 million, up $14.6 million from the level at December 31, 1998.

Deposits rose $5.2 million to $1.1 billion, reflecting respective increases of $3.4 million, $1.4 million, and $713,000 in the balances of CDs, savings, and NOW and money market accounts, respectively. CDs totaled $726.4 million, representing 65.5% of total deposits at March 31st. Of these, $607.2 million were due to reprice within one year. In the twelve months ended March 31, 1999, the Company recorded a somewhat higher rate of retention, with 91.4% of CDs being retained by the Bank. Savings accounts totaled $274.8 million, representing 24.8% of total deposits, while NOW and money market accounts totaled $71.1 million, representing 6.4%. These increases collectively served to offset a $335,000 reduction in the quarter-end balance of non-interest-bearing accounts to $35.2 million, or 3.2% of total deposits at March 31, 1999.

To attract additional deposits, the Bank has filed applications to expand its franchise with the addition of two new Queens-based banking offices. Pending regulatory approval, the Bank will open a full-service branch in Woodside and a customer service center in Corona Heights later on this spring. In addition, the Bank has been actively promoting its online banking service since its introduction in December 1998.

Market Risk and Interest Rate Sensitivity

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is matching the interest rate sensitivity of the Company's assets and liabilities in order to manage interest rate risk.

The process of assessing and managing interest rate risk is governed by policies established by senior management that are reviewed and approved by the Board of Directors. Senior management meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, and capital and liquidity, as well as to evaluate its strategic plans. As part of this process, management measures the sensitivity of net interest income to changes in interest rates, which involves making estimations based on certain assumptions that management believes to be reasonable. In addition to considering the relative sensitivity of assets and liabilities to changes in market interest rates, other factors considered include scheduled maturities, repricing characteristics, deposit growth and retention, and estimated cash flows.

The relative sensitivity of assets and liabilities is particularly important, as the Company's core deposits are not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than adjustable rate assets, which feature yields that are based on external indices and tend to change in concert with market interest rates.

It is management's objective to maintain a stable level of net interest income under a range of probable rate scenarios. In order to accomplish this objective, management has traditionally emphasized the origination of adjustable rate mortgage loans on multi-family buildings and one-to-four family homes, and has generally limited its other investments to short-term securities. On the liability side of the balance sheet, management closely monitors the pricing of its depository products and has profitably utilized its FHLB line of credit to generate interest-earning asset growth.

At March 31, 1999, the Company's exposure to interest rate risk was comparable to that discussed in the 1998 Annual Report to Shareholders.

Liquidity and Capital Position

Liquidity

As previously indicated, deposits and borrowings are the Company's primary funding sources, with additional funding stemming from interest and principal payments on loans, securities, and mortgage-backed securities. While borrowings and scheduled amortization of loans and securities are more predictable funding sources, deposit flows and mortgage prepayments are subject to such external factors as economic conditions, competition, and market interest rates.

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In the first quarter of 1999, the Company invested $125.0 million in mortgage loan originations and another $6.3 million in securities held to maturity. These activities were funded by internal cash flows generated by the Bank's financing activities; the net cash provided by financing activities in the current first quarter totaled $17.0 million. In addition, the net cash used in operating activities totaled $31.5 million in the three months ended March 31, 1999.

The Company monitors its liquidity position on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. Together with cash and due from banks, money market investments are the Company's most liquid assets, with a collective total of $29.3 million at March 31, 1999, as compared to $46.6 million at December 31, 1998. In addition, the Company had securities available for sale of $4.1 million and $4.7 million at the corresponding dates. Additional liquidity is available through the Bank's FHLB line of credit and a $10.0 million line of credit with a money center bank.

Two weeks into the second quarter, the Bank had loans of $137.1 million in the pipeline, which management anticipates having sufficient funds to fulfill. In addition, CDs due to mature in one year or less from March 31, 1999 totaled $607.2 million; based on its current and traditional rate of retention, management believes that a significant portion of such deposits will remain with the Bank.

Capital Position

Supported by first quarter 1999 cash earnings of $11.3 million, stockholders' equity totaled $144.1 million at March 31, 1999, equivalent to 8.17% of total assets and a book value of $7.69 per share, based on 18,742,792 shares. At December 31, 1998, stockholders' equity totaled $149.4 million, representing 8.55% of total assets and a book value of $8.13 per share, based on 18,389,114 shares.

In the first quarter of 1999, the Company paid $4.7 million in cash dividends, and allocated $13.4 million of its capital toward the repurchase of 447,331 shares of Company stock. At quarter's end, 201,729 shares remained available for repurchase under the current stock repurchase authorization.

Like the Company, the Bank has maintained a solid capital position, with regulatory capital ratios that exceed the minimum levels required by the FDIC. At March 31, 1999, the Bank's leverage capital totaled $165.0 million, or 9.53% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $165.0 million and $172.5 million, or 15.14% and 15.82% of risk-weighted assets, respectively. The minimum Federal requirements for leverage, Tier 1 risk-based, and total risk-based capital are, respectively, 3.00%, 4.00%, and 8.00%.

Regulatory Capital Analysis (Bank Only)

                                                  At March 31, 1999
                                                  -----------------
                                                             Risk-Based Capital
                                                             ------------------
                              Leverage Capital          Tier 1                 Total
                              ----------------          ------                 -----
(dollars in thousands)        Amount     Ratio      Amount     Ratio      Amount     Ratio
                             --------    -----     --------    -----     --------    -----
Total savings bank equity    $165,029     9.53%    $165,029    15.14%    $172,460    15.82%
Regulatory capital
  requirement                  51,928     3.00       43,595     4.00       87,189     8.00
                             --------    -----     --------    -----     --------    -----
Excess                       $113,101     6.53%    $121,434    11.14%    $ 85,271     7.82%
                             ========    =====     ========    =====     ========    =====

Comparison of the Three Months Ended March 31, 1999 and March 31, 1998

Earnings Summary

The Company recorded earnings of $8.2 million, or $0.43 per share (diluted), in the first quarter of 1999, as compared to $6.3 million, or $0.31 per share (diluted), in the first quarter of 1998. The 1999 amount reflects the reversal of $2.0 million from the allowance for loan losses, equivalent to $1.1 million in net earnings, or $0.05 per share. Absent the net benefit of the reversal, the Company's first quarter 1999 core earnings amounted to $7.2 million, representing a 14.7% increase from the first quarter 1998 level and a 22.6% increase in diluted earnings per share to $0.38. In addition, the $7.2 million represented a 1.66% return on average assets ("ROA") and a 20.83% return on average stockholders' equity ("ROE").

The Company's cash earnings totaled $11.3 million, or $0.59 per share (diluted), in the current first quarter, as compared to $11.5 million, or $0.56 per share (diluted), in the first quarter of 1998. Absent the $1.1 million net benefit, the Company's core cash earnings totaled $10.2 million, or $0.54 per share (diluted), representing a cash ROA of 2.36% and a cash ROE of 29.64%.

In addition to the $1.1 million net benefit, the growth in first quarter 1999 earnings was driven by higher net interest income and other operating income, and a $1.1 million reduction in operating expense.

Net interest income rose $33,000 to $16.6 million, while other operating income rose $73,000 to $630,000. The higher level of net interest income was the net result of an $889,000 increase in interest income to $33.4 million and an $856,000 increase in interest expense to $16.8 million. The growth in interest income stemmed from a $127.1 million, or 8.1%, rise in average interest-earning assets to $1.7 billion, which offset a 42-basis point drop in the average yield to 7.91%. The rise in interest expense was the net effect of a $149.5 million, or 10.8%, rise in average interest-bearing liabilities to $1.5 billion and a 23-basis point drop in the average cost of funds to 4.45%.

The improvement in operating expense primarily stemmed from a $1.0 million reduction in compensation and benefits expense to $3.7 million. This reduction reflects, in turn, a $1.0 million decline in non-cash items stemming from changes to the Company's stock-related benefit plans that took effect on January 1st. As a result of this decline, the Company's ratio of operating expense to average assets improved to 1.29% from 1.67% in the year-earlier three months.

These favorable factors combined to produce pre-tax income of $13.6 million, up from $10.4 million in the first quarter of 1998. As a result, first quarter 1999 income tax expense rose to $5.4 million from $4.2 million, reflecting an effective tax rate of 39.5%.

Cash Earnings Analysis

(in thousands, except per share data)                 For the Three Months Ended
                                                               March 31,
                                                        1999               1998
                                                      -------            -------
Net income                                            $ 8,237            $ 6,255
Additional contributions to
    stockholders' equity:
    Amortization and appreciation of
        stock-related benefit plans                       628              1,668
    Associated tax benefits                             1,693              3,136
    Amortization of goodwill                               --                 --
    Other                                                 715                404
                                                      -------            -------
Cash earnings                                         $11,273            $11,463
                                                      =======            =======
Cash earnings per share                                 $0.61              $0.59
Diluted cash earnings per share                         $0.59              $0.56

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

In the first quarter of 1999, the Company recorded an $889,000 increase in interest income to $33.4 million, from $32.5 million in the year-earlier three months. The increase was the net effect of a $127.1 million rise in the average balance of interest-earning assets to $1.7 billion and a 42-basis point decline in the average yield to 7.91%.

Mortgage and other loans were the primary source of interest income in the quarter, generating 91.3% of the total, with securities held to maturity representing 6.9%. The balance of interest income was produced by the Company's portfolios of mortgage-backed securities held to maturity and money market investments.

Mortgage and other loans contributed $30.5 million in interest income, up $468,000 from the level contributed in the first quarter of 1998. The increase was the net effect of an $89.3 million, or 6.4%, rise in the average balance to $1.5 billion and a 39-basis point drop in the average yield to 8.17%. Mortgage and other loans represented 88.4% of average interest-earning assets in the current first quarter, as compared to 89.9% in the year-earlier three months.

Securities held to maturity provided $2.3 million in interest income, up 43.1% from the $1.6 million provided in the year-earlier three months. The $692,000 increase was the net result of a $52.2 million, or 51.6%, rise in the average balance to $153.3 million and a 36-basis point drop in the average yield to 5.99%. Securities represented 9.1% of average interest-earning assets, up from 6.5% in the first quarter of 1998.

Mortgage-backed securities generated $331,000 in interest income, as compared to $753,000 in the first quarter of 1998. The reduction stemmed from a $29.1 million decline in the average balance to $18.8 million, outweighing a 76-basis point rise in the average yield to 7.04%.

Money market investments generated $267,000 in interest income, as compared to $116,000 in the year-earlier three months. The increase was the net effect of a $14.7 million rise in the average balance to $23.5 million and a 73-basis point drop in the average yield to 4.54%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

In the first quarter of 1999, the Company recorded interest expense of $16.8 million, up $856,000 from $16.0 million in the first quarter of 1998. The increase was the net effect of a $149.5 million, or 10.8%, rise in the average balance of interest-bearing liabilities to $1.5 billion and a 23-basis point drop in the average cost of funds to 4.45%.

While CDs accounted for the majority of interest expense in the current first quarter, FHLB borrowings accounted for the largest percentage growth. In the first quarter of 1999, CDs contributed 54.2% of total interest expense, down from 57.1% in the year-earlier quarter, while FHLB borrowings accounted for 33.9%, up from 29.6%. Savings accounts contributed 9.2% of the first quarter 1999 total, with NOW and money market accounts and mortgagors' escrow providing the balance of interest expense.

Specifically, FHLB borrowings accounted for interest expense of $5.7 million, up $976,000 from the first quarter 1998 amount. The increase was the net effect of a $99.8 million rise in the average balance to $439.2 million and a 39-basis point drop in the average cost to 5.26%. FHLB borrowings represented 28.7% of average interest-bearing liabilities in 1999's first quarter, as compared to 24.5% in the first quarter of 1998.

CDs generated $9.1 million in interest expense, down $8,000 from the year-earlier level, the net result of a $42.2 million increase in the average balance to $731.1 million and a 31-basis point drop in the average cost to 5.05%. CDs represented 47.7% of average interest-bearing liabilities in the current first quarter, as compared to 49.8% in the year-earlier three months.

Savings accounts provided interest expense of $1.5 million, down $34,000 from the year-earlier amount. The decrease was the net result of a $3.1 million increase in the average balance and an eight-basis point reduction in the average cost to 2.31%. Savings accounts comprised 17.7% of average interest-bearing liabilities in the quarter, down from 19.3% in the first quarter of 1998.

NOW and money market accounts accounted for interest expense of $451,000, down $68,000 from the first quarter 1998 amount. The decline was the net result of a $1.8 million increase in the average balance to $68.9 million, and a 49-basis point reduction in the average cost to 2.65%. NOW and money market accounts represented 4.5% of average interest-bearing liabilities in the current first quarter and generated 2.7% of total interest expense.

Mortgagors' escrow contributed $8,000 in interest expense, down from $18,000, the net effect of a $2.6 million increase in the average balance to $22.6 million and a 22-basis point drop in the average cost to 0.14%.

Net Interest Income Analysis
(dollars in thousands)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                 1999                                      1998
                                                                 ----                                      ----
                                                                          Average                                    Average
                                                   Average                 Yield/             Average                 Yield/
                                                   Balance     Interest     Cost              Balance    Interest      Cost
                                                 -----------   --------   --------          -----------  --------    -------
Assets
   Interest-earning assets:
    Mortgage and other loans, net                $ 1,491,518   $ 30,475       8.17%         $ 1,402,216  $ 30,007       8.56%
    Securities held to maturity                      153,309      2,297       5.99              101,117     1,605       6.35
    Mortgage-backed securities held to maturity       18,809        331       7.04               47,939       753       6.28
    Money market investments                          23,502        267       4.54                8,799       116       5.27
                                                 -----------   --------   --------          -----------  --------    -------
   Total interest-earning assets                   1,687,138     33,370       7.91%           1,560,071    32,481       8.33%
   Non-interest-earning assets                        44,830                                     42,335
                                                 -----------                                -----------
   Total assets                                  $ 1,731,968                                $ 1,602,406
                                                 ===========                                ===========
Liabilities and Stockholders' Equity
   Interest-bearing liabilities:
    NOW and money market accounts                $    68,948   $    451       2.65%         $    67,125  $    519       3.14%
    Savings accounts                                 270,721      1,542       2.31              267,606     1,576       2.39
    Certificates of deposit                          731,088      9,104       5.05              688,938     9,112       5.36
    FHLB borrowings                                  439,232      5,701       5.26              339,391     4,725       5.65
    Mortgagors' escrow                                22,635          8       0.14               20,057        18       0.36
                                                 -----------   --------   --------          -----------  --------    -------
   Total interest-bearing liabilities              1,532,624     16,806       4.45%           1,383,117    15,950       4.68%
                                                               --------                                  --------
   Non-interest-bearing deposits                      34,772                                     30,214
   Other liabilities                                  26,749                                     27,199
                                                 -----------                                -----------
   Total liabilities                               1,594,145                                  1,440,530
   Stockholders' equity                              137,823                                    161,876
                                                 -----------                                -----------
   Total liabilities and stockholders' equity    $ 1,731,968                                $ 1,602,406
                                                 ===========                                ===========
   Net interest income/interest rate spread                    $ 16,564       3.46%                      $ 16,531       3.65%
                                                               ========   ========                       ========   ========
   Net interest-earning assets/net
    interest margin                              $   154,514                  3.93          $   176,954                 4.24
                                                 ===========              ========          ===========             ========
   Ratio of interest-earning assets
    to interest-bearing liabilities                                         110.08                                    112.79
                                                                          ========                                  ========

Net Interest Income

Net interest income is the Company's principal source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors, in turn, are influenced by the pricing and mix of the Company's interest-earning assets and funding sources, and by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors.

In the first quarter of 1999, net interest income was $16.6 million, down from $17.2 million in the trailing quarter, and up $33,000 from $16.5 million in the first quarter of 1998. The Company recorded an interest rate spread of 3.46% for the current first quarter, as compared to 3.71% and 3.65% in the quarters ended December 31 and March 31, 1998. Similarly, the Company's net interest margin declined to 3.93% from 4.11% and 4.24% in the corresponding periods. While these reductions stemmed, in part, from external market forces, the declines also reflect the allocation of $13.4 million toward the repurchase of Company shares in the first quarter of 1999.

Nonetheless, the Company's spread and margin continued to exceed the average thrift industry measures, reflecting the higher yields provided by the Company's growing portfolio of multi-family mortgages and the careful pricing of its depository accounts.

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

In the first quarter of 1999, the Company strengthened its already solid record of asset quality. As previously mentioned, the Company recorded reductions in non-performing loans and non-performing assets and maintained the fully performing status of the multi-family mortgage loan portfolio. Non-performing loans improved to $5.6 million, or 0.37% of loans, net, at the close of the current first quarter, while non-performing assets improved to $6.2 million, or 0.35% of total assets.

In addition, the first quarter of 1999 marked the Company's eighteenth consecutive quarter without any net charge-offs being recorded. Since 1987, net charge-offs have totaled $1.4 million, bringing the average to $107,000 per year over the past 13 years.

In view of these factors, management reversed $2.0 million from the allowance for loan losses, resulting in a net benefit of $1.1 million. At $7.4 million, the loan loss allowance equaled 132.46% of non-performing loans and 0.49% of loans, net, at March 31, 1999, and 521.11% of accumulated net charge-offs since 1987.

Absent a change in the quality of the Company's assets or a downturn in the New York City real estate market, management anticipates that it will maintain the allowance for loan losses at the current level by suspending the provision for loan losses for the remainder of the year.

For additional information about asset quality and the allowance for loan losses, see the discussion and analysis on page 9 of this report.

Other Operating Income

The Company derives other operating income from service fees and fees charged on loans and depository accounts.

In the first quarter of 1999, the Company recorded other operating income of $630,000, as compared to $557,000 in the year-earlier three months. The $73,000, or 13.1%, increase was the net effect of a $76,000 rise in fee income to $481,000 and a $3,000 drop in other income to $149,000.

Operating Expense

Operating expense consists of compensation and benefits, occupancy and equipment, general and administrative ("G&A"), and other expenses. The Company's ability to contain such costs is one of its distinguishing characteristics, and is reflected in its ratio of operating expense to average assets and to the sum of net interest income and other operating income (the "efficiency ratio").

Included in compensation and benefits expense are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses"), which are added back to stockholders' equity at the end of the period.

In the first quarter of 1999, operating expense improved to $5.6 million, or 1.29% of average assets, from $6.7 million, or 1.67% of average assets, in the first quarter of 1998. The decline in operating expense primarily stemmed from a $1.0 million decline in plan-related expenses due to certain changes in the Company's stock-related benefit plans. Such plan-related expenses totaled $628,000 in the current first quarter, down from $1.7 million in the year-earlier three months. The decline in these expenses is expected to continue, which should have a favorable effect on the level of compensation and benefits and operating expense in the quarters ahead.

The improvement in operating expense was also fueled by a $54,000 decline in occupancy and equipment expense to $618,000 and a $68,000 decline in other expense to $54,000. These reductions combined to offset a $75,000 increase in G&A expense to $1.2 million.

Reflecting the reduction in operating expense and the year-over-year growth in net interest income and other operating income, the Company's efficiency ratio improved to 32.49% from 39.04% on the basis of GAAP earnings and to 28.84% from 29.28% on the basis of cash earnings.

The Company had 275 full-time equivalent employees at March 31, 1999.

Income Tax Expense

Income tax expense, which includes Federal, state, and local taxes, rose to $5.4 million in the first quarter of 1999 from $4.2 million in the first quarter of 1998. The increase reflects a $3.2 million rise in pre-tax income to $13.6 million, and an effective tax rate of 39.5%.

Included in first quarter 1999 and 1998 income tax expense were $1.7 million and $3.1 million, respectively, in non-cash expenses stemming from the Company's stock-related benefit plans. The reduction reflects the changes made to said plans during the current first quarter. It is anticipated that these changes will continue to favorably impact income tax expense in the future.

The Year 2000 Issue

The approach of the millenium has triggered an intense review, analysis, and, where needed, modification of the internal and external computer programs and systems utilized in the day-to-day operation of companies across all industries. These actions have been necessitated by the fact that the majority of computer programs and systems were originally programmed using two digits, rather than four, to indicate the calendar year. Thus, in the absence of modification, computers would fail to recognize the year 2000, taking the digits "00" to mean the year 1900 instead.

Like most financial institutions, Queens County Savings Bank may be significantly impacted by the Year 2000, due to the nature of the information it generates and employs. Likely to be impacted are the software and hardware utilized in its business, including those programs and systems that are maintained for the Bank by third party vendors who provide such services as data processing, information systems management, maintenance, and credit bureau reports. If not addressed, the Year 2000 issue could adversely impact the Bank's ability to provide financial products and services competitively.

To ensure that the Bank is fully operational at the onset of the Year 2000, the Bank has been actively engaged in preparations for this event. These preparations are detailed in the Company's 1998 Annual Report to Shareholders, and include the following:

      o In 1997, all internal systems were modified or replaced with Year 2000-compliant systems;
      o     In 1998, the Bank completed its assessment of its external systems and the development of contingency plans for each system used;
      o     Testing of the Bank's mission-critical loan and deposit systems was initiated in the fourth quarter of 1998 and is expected to be completed by June 30, 1999;
      o The Bank has received written assurances that these systems, and the software its vendor is licensed to use, will be Year 2000-compliant by the third quarter of 1999. In the event that they are not, the Company's primary service provider--a nationally recognized provider of data processing services--has arranged for another third-party vendor to provide the Bank with data processing services; such vendor has already successfully completed its Year 2000 testing.

The costs involved in preparing for the Year 2000 have consistently been charged against earnings as they have been incurred. The Company estimates that total costs related to this project will not exceed $100,000. To date, over half of the estimated costs have already been expensed.

As a result of its efforts, and on the basis of current information, management believes that all critical systems modifications and conversions will be completed in a timely manner, thus reducing the Bank's exposure to risk associated with the approaching millenium. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact upon the Bank.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 16 - 18 of the Company's 1998 Annual Report to Shareholders, filed on March 19, 1999. As of March 31, 1999, there was no material change in the Company's market risk profile since the 1998 Annual Report was filed.

                           QUEENS COUNTY BANCORP, INC.

                           PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of shareholders on April 21, 1999. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated March 19, 1999. Of the 21,573,713 shares eligible to vote at the annual meeting, 18,708,506 were represented in person or by proxy.

(b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected, as follows:

                                     No. of Votes    No. of Votes     Broker
                                          For          Withheld     Non-Votes
                                          ---          --------     ---------

      Max L. Kupferberg               18,187,964        520,542        -0-

      Dominick Ciampa                 18,191,136        517,370        -0-

      Richard H. O'Neill              18,190,541        517,965        -0-

The following directors are serving terms of office that continue through 1999 and 2000, as noted:

        Director                            Year Term Expires
        --------                            -----------------

        Donald M. Blake                            2000

        Joseph G. Chisholm                         2000

        Joseph R. Ficalora                         2000

        Harold E. Johnson                          2001

        Luke D. Lynch                              2001

        Henry E. Froebel                           2001

        Howard C. Miller                           2001

(c) One additional proposal was submitted for a vote, with the following results:

                          No. of Votes   No. of Votes   No. of  Votes    Broker
                               For          Against      Abstaining    Non-Votes
                               ---          -------      ----------    ---------

1. Ratification of the     18,246,174        18,777        410,887       32,668
   appointment of KPMG
   LLP as independent
   auditors for the
   fiscal year ending
   December 31,  1999

Item 5. Other Information

On April 20, 1999, the Board of Directors declared a quarterly cash dividend of 25 cents per share. The dividend is payable on May 17, 1999 to shareholders of record at the close of business on May 3, 1999.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            Exhibit 3.1: Certificate of Incorporation*
            Exhibit 3.2: Bylaws**
            Exhibit 11: Statement re: Computation of Per Share Earnings - filed herewith
            Exhibit 27:  Financial Data Schedule - filed herewith

      (b) Reports on Form 8-K

            Not applicable.

* Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-1, as amended, Registration No. 33-65852.

** Incorporated by reference to the Exhibits filed with the Annual Report on Form 10K for the fiscal year ended December 31, 1998, File No. 0-22278.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Queens County Bancorp, Inc.
                                                (Registrant)

DATE: May 10, 1999                          BY: /s/ Joseph R. Ficalora
                                                --------------------------------
                                                Joseph R. Ficalora
                                                Chairman, President, and
                                                Chief Executive Officer
                                                (Duly Authorized Officer)

DATE: May 10, 1999                          BY: /s/ Robert Wann
                                                --------------------------------
                                                Robert Wann
                                                Senior Vice President,
                                                Comptroller, and Chief Financial
                                                Officer
                                                (Principal Financial Officer)