Form 10-Q
period 1999-06-30
QUEENS COUNTY BANCORP INC
filed 1999-08-12
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                         Commission File Number 0-22278

                           QUEENS COUNTY BANCORP, INC,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                   21,407,639
                      -------------------------------------
                         Number of shares outstanding at
                                 August 9, 1999

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        Three Months Ended June 30, 1999

INDEX                                                                   Page No.
-----                                                                   --------

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Condition as of June 30, 1999
        (unaudited) and December 31, 1998                                   1

        Consolidated Statements of Income and Comprehensive Income
        for the Three and Six Months Ended June 30, 1999 and 1998
        (unaudited)                                                         2

        Consolidated Statement of Changes in Stockholders' Equity
        for the Six Months Ended June 30, 1999 (unaudited)                  3

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1999 and 1998 (unaudited)                            4

        Notes to Unaudited Consolidated Financial Statements                5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       7

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                  24

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                  25

Item 2. Changes in Securities                                              25

Item 3. Defaults Upon Senior Securities                                    25

Item 4. Submission of Matters to a Vote of Security Holders                25

Item 5. Other Information                                                  25

Item 6. Exhibits and Reports on Form 8-K                                   25

Signatures                                                                 26

Exhibits                                                                   27

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                  June 30,     December 31,
                                                                    1999          1998
Assets                                                          (unaudited)
                                                               -------------  -------------
Cash and due from banks                                         $    16,079    $    27,561
Money market investments                                              5,000         19,000
Securities held to maturity (estimated market value of
   $151,714 and $152,055, respectively)                             153,163        152,280
Mortgage-backed securities held to maturity (estimated market
   value of $2,831 and $20,332, respectively)                         2,791         19,680
Securities available for sale                                        19,002          4,656
Mortgage loans:
   1-4 family                                                       157,990        178,770
   Multi-family                                                   1,406,961      1,239,094
   Commercial real estate                                            72,570         67,494
   Construction                                                       3,636          1,898
                                                                -----------    -----------
Total mortgage loans                                              1,641,157      1,487,256
Other loans                                                           9,154          9,750
Less: Unearned loan fees                                             (1,853)        (1,056)
      Allowance for loan losses                                      (7,431)        (9,431)
                                                                -----------    -----------
Loans, net                                                        1,641,027      1,486,519
Premises and equipment, net                                          10,013         10,399
Deferred tax asset, net                                               5,278          5,917
Other assets                                                         22,645         20,870
                                                                -----------    -----------
Total assets                                                    $ 1,874,998    $ 1,746,882
                                                                ===========    ===========

Liabilities and Stockholders' Equity

Deposits:
   NOW and money market accounts                                $    67,181    $    70,423
   Savings accounts                                                 277,366        273,357
   Certificates of deposit                                          724,977        722,985
   Non-interest-bearing accounts                                     36,177         35,520
                                                                -----------    -----------
Total deposits                                                    1,105,701      1,102,285
                                                                -----------    -----------
Official checks outstanding                                          36,448         34,487
FHLB advances                                                       559,031        439,055
Mortgagors' escrow                                                   21,474         13,084
Other liabilities                                                     7,742          8,565
                                                                -----------    -----------
Total liabilities                                                 1,730,396      1,597,476
                                                                -----------    -----------
Stockholders' equity:
   Preferred stock at par $0.01 (5,000,000 shares
    authorized; none issued)                                             --             --
   Common stock at par $0.01 (60,000,000 shares
    authorized; 30,970,693 shares issued; 21,507,516
    and 21,250,897 shares outstanding at June 30, 1999
    and December 31, 1998, respectively)                                310            310
   Paid-in capital in excess of par                                 142,885        138,180
   Retained earnings (substantially restricted)                     148,073        165,383
   Less: Treasury stock (9,463,177 and 9,719,796
          shares, respectively)                                    (130,459)      (137,901)
         Unallocated common stock held by ESOP                      (12,577)       (12,767)
         Common stock held by SERP                                   (3,770)        (3,770)
         Unearned common stock held by RRPs                             (41)           (63)
   Accumulated other comprehensive income, net of tax effect            181             34
                                                                -----------    -----------
Total stockholders' equity                                          144,602        149,406
                                                                -----------    -----------
Total liabilities and stockholders' equity                      $ 1,874,998    $ 1,746,882
                                                                ===========    ===========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                       For the              For the
                                                Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                -------------------   ------------------
                                                   1999       1998       1999       1998
                                                --------  ---------   --------    --------
Interest Income:
   Mortgage and other loans                     $ 32,014   $ 30,560   $ 62,488    $ 60,568
   Securities                                      2,302      1,820      4,599       3,425
   Mortgage-backed securities                        300        660        631       1,412
   Money market investments                           66        130        333         246
                                                --------   --------   --------    --------
Total interest income                             34,682     33,170     68,051      65,651
                                                --------   --------   --------    --------

Interest Expense:
   NOW and money market accounts                     448        494        899       1,013
   Savings accounts                                1,588      1,539      3,129       3,115
   Certificates of deposit                         8,776      8,696     17,880      17,808
   FHLB advances                                   6,373      4,957     12,074       9,682
   Mortgagors' escrow                                  7         10         15          28
                                                --------   --------   --------    --------
Total interest expense                            17,192     15,696     33,997      31,646
                                                --------   --------   --------    --------
        Net interest income                       17,490     17,474     34,054      34,005
Reversal of provision for loan losses                 --         --     (2,000)         --
                                                --------   --------   --------    --------
        Net interest income after reversal of
        provision for loan losses                 17,490     17,474     36,054      34,005
                                                --------   --------   --------    --------

Other Operating Income:
   Fee income                                        452        786        933       1,191
   Other                                              61         80        210         233
                                                --------   --------   --------    --------
Total other operating income                         513        866      1,143       1,424
                                                --------   --------   --------    --------

Operating Expense:
   Compensation and benefits(1)                    3,915      4,865      7,590       9,580
   Occupancy and equipment                           553        605      1,171       1,277
   General and administrative                      1,215      1,144      2,454       2,308
   Other                                             157        133        211         254
                                                --------   --------   --------    --------
Total operating expense                            5,840      6,747     11,426      13,419
                                                --------   --------   --------    --------

Income before income taxes                        12,163     11,593     25,771      22,010
Income tax expense(2)                              4,714      4,970     10,085       9,132
                                                --------   --------   --------    --------
        Net income                              $  7,449   $  6,623   $ 15,686    $ 12,878
                                                --------   --------   --------    --------
Comprehensive income, net of tax:
   Unrealized gain on securities                     418        141        147         210
                                                --------   --------   --------    --------
        Comprehensive income                    $  7,867   $  6,764   $ 15,833    $ 13,088
                                                ========   ========   ========    ========

        Earnings per share                         $0.40   $0.34 (3)     $0.84    $0.67 (3)
        Diluted earnings per share                 $0.39   $0.32 (3)     $0.82    $0.63 (3)

(1) Includes non-cash items of $0.695 million, $1.835 million, $1.323 million, and $3.503 million, respectively.
(2) Includes non-cash items of $1.899 million, $1.491 million, $3.592 million, and $4.627 million, respectively.
(3) Reflects shares issued as a result of a 3-for-2 stock split on September 29, 1998.

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                Six Months Ended
(in thousands)                                                   June 30, 1999
--------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
   Balance at beginning of year                                       $     310
   Shares issued                                                             --
                                                                      ---------
Balance at end of period                                                    310
                                                                      ---------

Paid-in Capital in Excess of Par:
   Balance at beginning of year                                         138,180
   Tax benefit effect on stock plans                                      3,592
   Allocation of ESOP stock                                               1,113
                                                                      ---------
Balance at end of period                                                142,885
                                                                      ---------

Retained Earnings:
   Balance at beginning of year                                         165,383
   Net income                                                            15,686
   Dividends paid on common stock                                        (9,328)
   Exercise of stock options (890,950 shares)                           (23,668)
                                                                      ---------
Balance at end of period                                                148,073
                                                                      ---------

Treasury Stock:
   Balance of beginning of year                                        (137,901)
   Purchase of common stock (634,331 shares)                            (19,076)
   Exercise of stock options (890,950 shares)                            26,518
                                                                      ---------
Balance at end of period                                               (130,459)
                                                                      ---------

Employee Stock Ownership Plan:
   Balance at beginning of year                                         (12,767)
   Allocation of ESOP stock                                                 190
                                                                      ---------
Balance at end of period                                                (12,577)
                                                                      ---------

SERP Plan:
   Balance at beginning of year                                          (3,770)
   Common stock acquired by SERP                                             --
                                                                      ---------
Balance at end of period                                                 (3,770)
                                                                      ---------

Recognition and Retention Plans:
   Balance at beginning of year                                             (63)
   Earned portion of RRPs                                                    22
                                                                      ---------
Balance at end of period                                                    (41)
                                                                      ---------

Accumulated Comprehensive Income, Net of Tax:
   Balance at beginning of year                                              34
   Net unrealized appreciation in securities, net of tax                    147
                                                                      ---------
Balance at end of year                                                      181
                                                                      ---------

Total stockholders' equity                                            $ 144,602
                                                                      =========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
(in thousands)                                              1999          1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                             $  15,686    $  12,878
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                             441          473
     Reversal of provision for loan losses                  (2,000)          --
     Amortization of premiums, net                               2           68
     Amortization of net deferred loan origination
      fees                                                     797          109
     Net gain on redemption of securities and
      mortgage-backed securities                               (17)         (74)
     Net gain on sale of foreclosed real estate               (116)         (36)
     Tax benefit effect on stock plans                       3,592        4,627
     Earned portion of RRPs                                     22          370
     Earned portion of ESOP                                  1,303        2,384
  Changes in assets and liabilities:
     Decrease (increase) in deferred income taxes              639         (101)
     Increase in other assets                               (1,775)        (435)
     Increase in official checks outstanding                 1,961       13,191
     (Decrease) increase in other liabilities                 (823)      10,096
                                                         ---------    ---------
Total adjustments                                            4,026       30,672
                                                         ---------    ---------
Net cash provided by operating activities                   19,712       43,550
                                                         ---------    ---------

Cash Flows from Investing Activities:
  Proceeds from maturity of securities/
   mortgage-backed securities                               18,502       45,304
  Purchase of securities held to maturity                  (16,550)     (58,516)
  Purchase of securities available for sale                     --         (971)
  Net increase in loans                                   (156,450)     (74,103)
  Proceeds from sale of loans and foreclosed
   real estate                                               3,131        8,105
  Purchase of premises and equipment, net                      (55)        (104)
                                                         ---------    ---------
Net cash used in investing activities                     (151,422)     (80,285)
                                                         ---------    ---------

Cash Flows from Financing Activities:
  Net increase in mortgagors' escrow                         8,390        9,033
  Net increase (decrease) in deposits                        3,416      (33,838)
  Net increase in FHLB advances                            119,976      114,295
  Cash dividends paid and options exercised, net           (32,996)     (18,714)
  Purchase of Treasury stock, net of stock options
   exercised and shares acquired by SERP                     7,442       (2,637)
                                                         ---------    ---------
Net cash provided by financing activities                  106,228       68,139
                                                         ---------    ---------
Net (decrease) increase in cash and cash equivalents       (25,482)      31,404
Cash and cash equivalents at beginning of period            46,561       22,733
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  21,079    $  54,137
                                                         =========    =========
Supplemental information:
  Cash paid for:
     Interest                                              $33,979      $31,655
     Income taxes                                            8,866        5,269
Transfers to foreclosed real estate from loans                 519          772
Transfers to real estate held for investment from
  foreclosed real estate                                       425          408

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

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's results for the periods presented. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for all of 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders and SEC Form 10-K.

Note 2. Impact of Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measure said instruments at fair value. In addition, the statement establishes criteria required to designate a derivative instrument as a hedge and the accounting for changes in fair value of a derivative, depending on its intended use. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. These methods must be consistent with the entity's approach to managing risk.

The FASB originally determined that SFAS No. 133 would be effective for financial statements issued for periods beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which postponed the effective date to June 15, 2000, with adoption permitted. The Company's June 30, 1999 financial statements reflect the adoption of SFAS Nos. 133 and 137 on April 1, 1999. As a result, $14.2 million in mortgage-backed securities held to maturity were reclassified as securities available for sale.

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

The Company delivered a solid performance in the second quarter of 1999, reporting earnings of $7.4 million, or $0.39 per share diluted, and cash earnings of $10.8 million, equivalent to diluted earnings per share of $0.56. The rise in earnings was driven by a record level of mortgage loan originations, together with reductions in the levels of non-performing assets and operating expense.

In the second quarter of 1999, the Bank received regulatory approval to open a full-service branch office in Woodside and a customer service center in Corona Heights. The benefit of these additions is expected to be reflected in the Company's third quarter financial statements, with the Woodside branch having opened its doors on July 31st and Corona Heights slated to open in the latter part of August.

On July 28, 1999, the Company announced the completion of a share repurchase program authorized on December 15, 1998. Under said authorization, the Company repurchased 500,000 shares of common stock, bringing the total number repurchased since 1994 to 12,161,933, at an average price of $15.37 per share. On June 15, 1999, the Board of Directors authorized the repurchase of an additional 500,000 shares. A total of 171,526 shares have been purchased to date under such authorization.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Company's second quarter 1999 performance is discussed in detail on the following pages. Such discussion occasionally includes forward-looking statements with regard to the Company's prospective performance and strategies. These statements are based on management's current expectations regarding a range of issues that could potentially impact the Company's performance in future periods. Where such forward-looking statements appear in the text, they are typically accompanied by cautionary language identifying the specific factors that could adversely effect the Company's ability to fulfill its goals or implement its strategies. These factors are also detailed in the Company's 1998 Annual Report to Shareholders and Annual Report on Form 10-K.

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

Financial Condition

Balance Sheet Summary

At June 30, 1999, the Company recorded total assets of $1.9 billion, up $128.1 million, or 7.3%, from the level recorded at December 31, 1998. Fueled by the origination of $313.3 million in mortgage loans during the six-month period, including $188.3 million in the second quarter, the mortgage loan portfolio rose to $1.6 billion, representing an increase of $153.9 million, or 10.3%. Multi-family mortgage loans accounted for the majority of the increase, with a total of $1.4 billion, which represented a $167.9 million, or 13.5%, rise since year-end 1998. Of the $188.3 million in mortgage loans originated during the second quarter, $170.2 million were within the Company's multi-family market niche.

The quality of the Company's loans continued to be solid. In addition to the continuing absence of any net charge-offs, the Company recorded reductions in the levels of non-performing loans and assets, and maintained the fully-performing status of the multi-family mortgage loan portfolio. At June 30, 1999, non-performing loans declined to $5.5 million, or 0.34% of loans, net, from $6.2 million, or 0.42%, at December 31, 1998; non-performing assets declined to $5.6 million, or 0.30% of total assets, from $6.6 million, or 0.38%, at the corresponding dates.

Reflecting the reversal of $2.0 million in the first quarter, the allowance for loan losses totaled $7.4 million at June 30, 1999. The $7.4 million was equivalent to 135.13% of non-performing loans and 0.45% of loans, net, at this date.

The Company's asset growth also stemmed from an $883,000 increase in securities held to maturity to $153.2 million at June 30, 1999. During the quarter, the Company reclassified $14.2 million in mortgage-backed securities held to maturity as securities available for sale, in connection with the early adoption of SFAS Nos. 133 and 137. As a result, the balance of mortgage-backed securities held to maturity declined to $2.8 million from $19.7 million, while the balance of securities available for sale rose to $19.0 million from $4.7 million. Money market investments fell to $5.0 million from $19.0 million, while the balance of other loans declined from $9.8 million to $9.2 million.

On the liability side of the balance sheet, the Company recorded a $3.4 million increase in deposits to $1.1 billion, including a $2.0 million increase in certificates of deposit ("CDs") to $725.0 million and a $4.0 million increase in savings accounts to $277.4 million. Additional funding stemmed from Federal Home Loan Bank of New York ("FHLB") advances, which rose $119.9 million to $559.0 million at June 30, 1999.

Supported by cash earnings of $22.0 million, stockholders' equity totaled $144.6 million at June 30, 1999, representing 7.71% of total assets and a book value of $7.74 per share, based on 18,688,146 shares. In the first six months of 1999, the Company allocated $19.1 million toward the repurchase of 634,331 shares of Company stock.

At June 30, 1999, the Bank and the Company continued to exceed the minimum capital levels required by the FDIC and the Federal Reserve Board, respectively. The Bank recorded a leverage capital ratio of 9.42%, a Tier 1 risk-based capital ratio of 14.45%, and a total risk-based capital ratio of 15.09%, well above the minimum requirements for classification as a "well capitalized" institution.

Loans

The Company's reputation as a leading mortgage lender was further strengthened in the second quarter of 1999. Mortgage loan originations totaled $188.3 million for the quarter, boosting total production to $313.3 million for the first six months of the year. By comparison, mortgage loan originations totaled $241.3 million in the year-earlier six-month period, including $142.0 million in the second quarter of the year.

The balance of outstanding mortgage loans grew to $1.6 billion, representing 87.5% of total assets, up $153.9 million, or 10.3%, since December 31, 1998. Included in the June 30, 1999 amount were $1.4 billion in loans secured by multi-family buildings, representing 85.7% of mortgage loans outstanding, up $167.9 million, or 13.5%, since year-end. The increase reflects year-to-date originations of $285.7 million, including $170.2 million in the second quarter of 1999.

The Company's multi-family mortgage loans typically feature a fixed rate of interest for the first five years of the mortgage before adjusting to a point over prime in each of years six through ten. At June 30, 1999, $144.5 million of multi-family mortgage loans featured a rate of interest that steps up 50 basis points in each of years two through five of the mortgage, regardless of the direction of market interest rates. Specifically, the multi-family mortgage loan portfolio includes $28.9 million, $32.7 million, $42.6 million, and $40.3 million in loans that are due to reprice upward over the next four quarters, respectively.

The Company's loan growth was also fueled by the increased production of commercial real estate and construction loans. Reflecting year-to-date originations of $15.2 million, including $11.8 million in the second quarter, the portfolio of commercial real estate loans rose $5.1 million to $72.6 million. Construction loans rose $1.7 million to $3.6 million, reflecting year-to-date originations of $2.5 million, including second quarter originations of $1.1 million. The Company also originated $9.8 million in one-to-four family mortgage loans in the current six-month period, including $5.3 million in the second quarter of the year. At June 30, 1999, the balance of one-to-four family mortgage loans totaled $158.0 million, down from $178.8 million at December 31, 1998, primarily reflecting prepayments.

In addition to mortgage loans, the Company originates other loans, such as home equity lines of credit, to address the needs of its customers in Queens and Nassau Counties. At June 30, 1999, the portfolio of other loans totaled $9.2 million, down from $9.8 million at December 31, 1998.

With another $138.4 million in mortgage loans in the pipeline two weeks into the third quarter of 1999, the Company is currently on track to exceed the volume of loans produced in 1998. However, it should be noted that the Company's ability to close these loans depends on several factors, including competition for product and a change in the direction of market interest rates.

Asset Quality

The Company's record of asset quality was extended in the second quarter of 1999. In addition to the absence of any net charge-offs for the nineteenth consecutive quarter, the Company reduced its levels of non-performing loans and assets, and maintained the fully-performing status of its multi-family mortgage loans.

At June 30, 1999, non-performing loans declined to $5.5 million, or 0.34% of loans, net, from $5.6 million, or 0.37% of loans, net, at March 31, 1999 and from $6.2 million, or 0.42% of loans, net, at December 31, 1998. Included in the June 30, 1999 amount were 42 mortgage loans in foreclosure totaling $5.1 million, and 12 loans that were 90 days or more delinquent totaling $385,000.

Reflecting the sale of a residential property in the second quarter, foreclosed real estate improved to $143,000, from $620,000 and $419,000 at March 31, 1999 and December 31, 1998, respectively. The June 1999 amount consists of three residential properties that are currently being marketed for sale. Non-performing assets thus declined to $5.6 million, or 0.30% of total assets, from $6.2 million, or 0.35% of total assets, and from $6.6 million, or 0.38% of total assets, at the corresponding dates.

In view of the ongoing quality of the Company's assets, the Company reversed $2.0 million from the loan loss allowance in the first quarter of 1999. Reflecting the reversal, and the continued absence of any net charge-offs or provisions for loan losses in the second quarter, the loan loss allowance totaled $7.4 million at June 30, 1999. In addition to being equivalent to 135.13% of non-performing loans and 0.45% of loans, net, the $7.4 million represents 521.11% of accumulated net charge-offs since 1987.

From time to time, the Company rents properties that had been non-performing, drawing income from them as a result. When this occurs, such properties are reclassified as "investments in real estate," and included in "other assets" on the consolidated statements of condition. At June 30, 1999, the Company had 19 such investments totaling $2.1 million and generating an 8.1% rate of return to the Bank.

For additional information, see the asset quality analysis that follows and the discussion of the provision for loan losses on pages 18 and 22 of this report.

Asset Quality Analysis


                                                 At or For the     At or For the
                                               Six Months Ended     Year Ended
                                                   June 30,        December 31,
                                                     1999             1998
(dollars in thousands)                           (unaudited)
--------------------------------------------------------------------------------

Allowance for Loan Losses:
Balance at beginning of period                      $ 9,431         $ 9,431
Reversal of provision for loan losses                (2,000)             --
                                                    -------         -------
Balance at end of period                            $ 7,431         $ 9,431
                                                    =======         =======

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                       $ 5,114         $ 5,530
Loans 90 days or more delinquent                        385             663
                                                    -------         -------
Total non-performing loans                            5,499           6,193
Foreclosed real estate                                  143             419
                                                    -------         -------
Total non-performing assets                         $ 5,642         $ 6,612
                                                    =======         =======

Ratios:
Non-performing loans to loans, net                     0.34%           0.42%
Non-performing assets to total assets                  0.30            0.38
Allowance for loan losses to
   non-performing loans                              135.13          152.28
Allowance for loan losses to loans, net                0.45            0.63
Allowance for loan losses to accumulated net
   charge-offs since 1987                            521.11          661.36

Securities Held to Maturity, Securities Available for Sale, and Money Market Investments

In addition to investing in mortgage loan originations, the Company selectively invests in securities. The Company's portfolio of securities held to maturity consists of short-term securities in the form of U.S. Government agency obligations, while its smaller portfolio of securities available for sale consists of equity securities and mortgage-backed securities. Additional funds are invested in money market investments, typically in the form of Federal funds sold.

At June 30, 1999, the portfolio of securities held to maturity grew to $153.2 million from $152.3 million at December 31, 1998. U.S. Government agency obligations comprised $125.3 million of the June 30, 1999 total, with FHLB stock representing the remaining $27.9 million. The average maturity of securities held to maturity at June 30, 1999 was 1.8 years. In comparison, U.S. Government agencies comprised $122.9 million of the December 31, 1998 total, with U.S. Treasuries and FHLB stock representing $7.0 million and $22.4 million, respectively.

At June 30, 1999 and December 31, 1998, the respective market values of securities held to maturity were $151.7 million and $152.1 million, equivalent to 99.1% and 99.9%, respectively, of carrying value at the corresponding dates.

The portfolio of securities available for sale rose to $19.0 million at June 30, 1999 from $4.7 million at December 31, 1998. The increase primarily reflects the early adoption of SFAS Nos. 133 and 137, upon which $14.2 million in mortgage-backed securities were reclassified as securities available for sale.

Money market investments totaled $5.0 million at June 30, 1999, down from $19.0 million at year-end 1998.

Mortgage-backed Securities Held to Maturity

Partially reflecting the aforementioned reclassification of $14.2 million in mortgage-backed securities as securities available for sale, the portfolio of mortgage-backed securities held to maturity declined to $2.8 million at June 30, 1999 from $19.7 million at December 31, 1998. The reduction was also due to prepayments and the absence of any new investments in mortgage-backed securities since the first quarter of 1994.

At June 30, 1999 and December 31, 1998, the respective market values of the portfolio were $2.8 million and $20.3 million, equivalent to 101.4% and 103.3% of the carrying values at the corresponding dates. The average maturity of the portfolio was under two years.

Sources of Funds

The Company's funding stems primarily from the deposits it gathers, together with interest and principal payments on loans, and the interest on, and maturity of, securities. During times of increased loan demand, additional funding is derived from the Company's FHLB line of credit, which was $745.0 million at June 30, 1999. In the first six months of 1999, the Company produced a record level of mortgage originations, funded in part by FHLB advances, the total of which rose to $559.0 million from $439.1 million at December 31, 1998.

Deposits rose $3.4 million to $1.1 billion, reflecting increased levels of CDs, savings accounts, and non-interest-bearing accounts. Rising $2.0 million to $725.0 million (including $581.2 million that were due to mature within one year), CDs represented 65.6% of total deposits at June 30, 1999. Savings accounts rose $4.0 million to $277.4 million, representing 25.1% of the total, while non-interest-bearing accounts rose $657,000 to $36.2 million, or 3.3% of total deposits. These higher balances served to offset a $3.2 million decline in the balance of NOW and money market accounts to $67.2 million, which represented 6.1% of total deposits at June 30, 1999.

The Company has taken several steps to attract new deposits, including the aforementioned opening of two new locations in Queens. In the second quarter of 1999, the Company expanded its Mobile CSR program to include visits to the local utility company. Under this program, customer service representatives from the Bank have been opening accounts for students at a local college and for employees of major businesses in Queens.

In addition, the online banking service initiated in the fourth quarter of 1998 will be enhanced in the third quarter of 1999. Within the next six weeks, it is expected that customers will be able to purchase various savings products by accessing QCSB Online.

Market Risk and Interest Rate Sensitivity

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is matching the interest rate sensitivity of the Company's assets and liabilities in order to manage interest rate risk.

The process of assessing and managing interest rate risk is governed by policies established by senior management that are reviewed and approved by the Board of Directors. Senior management meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, and capital and liquidity, as well as to evaluate its strategic plans. As part of this process, management measures the sensitivity of net interest income to changes in interest rates. This process involves making estimations, based on certain assumptions that management believes to be reasonable. In addition to considering the relative sensitivity of assets and liabilities to changes in market interest rates, other factors considered include scheduled maturities, repricing characteristics, deposit growth and retention, and estimated cash flows.

The relative sensitivity of assets and liabilities is particularly important, as the Bank's core deposits are not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled, and generally exhibit less sensitivity to changes in interest rates than adjustable rate assets, which feature yields based on external indices. Such yields tend to change in concert with market interest rates.

It is management's objective to maintain a stable level of net interest income under a range of probable rate scenarios. In order to accomplish this objective, management has traditionally emphasized the origination of adjustable rate mortgage loans on one-to-four family homes and multi-family buildings, and has generally limited its other investments to short-term securities. On the liability side of the balance sheet, management closely monitors the pricing of its depository products and has profitably utilized its FHLB line of credit to generate interest-earning asset growth.

At June 30, 1999, the Company's exposure to interest rate risk was comparable to that discussed in the 1998 Annual Report to Shareholders.

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

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. The Company invested $313.3 million in mortgage loan originations (resulting in a net increase in loans of $156.5 million) and another $18.5 million in securities held to maturity in the first six months of 1999. These activities were funded by internal cash flows generated by the Bank's financing and operating activities. In the first six months of 1999, the net cash provided by financing activities totaled $106.2 million, while the net cash provided by operating activities totaled $19.7 million.

The Company monitors its liquidity position on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. Together with cash and due from banks, money market investments are the Company's most liquid assets, with a combined total of $21.0 million at June 30, 1999, as compared to $46.6 million at December 31, 1998. In addition, the Company had securities available for sale of $19.0 million and $4.7 million at the corresponding dates. Additional liquidity is available through the Bank's FHLB line of credit and a $10.0 million line of credit with a money center bank.

Two weeks into the third quarter of 1999, the Bank had loans of $138.4 million in the pipeline, which management anticipates having sufficient funds to fulfill. In addition, CDs due to mature in one year or less from June 30, 1999 totaled $581.2 million. Based on its current rate of retention (81.20% of maturing CDs in the twelve months ended June 30, 1999 were retained by the
Bank), management believes that a significant portion of such deposits will remain with the Bank.

Capital Position

Supported by cash earnings of $22.0 million, stockholders' equity totaled $144.6 million at June 30, 1999, representing 7.71% of total assets and a book value of $7.74 per share, based on 18,688,146 shares. At December 31, 1998, stockholders' equity totaled $149.4 million, representing 8.55% of total assets and a book value of $8.13 per share, based on 18,389,114 shares.

The Company paid $9.3 million in cash dividends in the first six months of 1999, and allocated $19.1 million of its capital toward the repurchase of 634,331 shares of Company stock. On June 30, 1999, 514,729 shares remained available for repurchase under the stock repurchase authorizations declared by the Board of Directors on December 15, 1998 and June 15, 1999. On July 28, 1999, the Company announced the completion of the December 1998 share repurchase.

Like the Company, the Bank has maintained a solid capital position, with regulatory capital ratios that not only exceed the minimum levels required by the FDIC but also qualify the Bank for classification as a "well capitalized" institution. At June 30, 1999, the Bank's leverage capital totaled $168.9 million, or 9.42% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $168.9 million and $176.3 million, or 14.45% and 15.09% of risk-weighted assets, respectively. The minimum Federal requirements for leverage, Tier 1 risk-based, and total risk-based capital are, respectively, 3.00%, 4.00%, and 8.00%. A well capitalized institution has a ratio of leverage capital to adjusted average assets of 4.00% or more; a ratio of Tier 1 risk-based capital to risk-weighted assets of 6.00% or more, and a ratio of total risk-based capital to risk-weighted assets of 10.00% or more.

Regulatory Capital Analysis (Bank Only)

                                                   At June 30, 1999
                                                   ----------------

                                                              Risk-Based Capital
                                                              ------------------
                              Leverage Capital           Tier 1               Total
                              ----------------           ------               -----
(dollars in thousands)       Amount       Ratio    Amount     Ratio     Amount     Ratio
                             ------       -----    ------     -----     ------     -----
Total savings bank equity   $168,874      9.42%   $168,874    14.45%   $176,305    15.09%
Regulatory capital
  requirement                 53,791      3.00      46,741     4.00      93,481     8.00
                            --------      ----    --------    -----    --------    -----
Excess                      $115,083      6.42%   $122,133    10.45%   $ 82,824     7.09%
                            ========      ====    ========    =====    ========     ====

Comparison of the Three Months Ended June 30, 1999 and 1998

Earnings Summary

The Company recorded earnings of $7.4 million for the three months ended June 30, 1999, up from $6.6 million for the three months ended June 30, 1998. The 1999 amount was equivalent to diluted earnings per share of $0.39, representing a 21.9% increase from $0.32 in the year-earlier quarter. In addition, the Company's second quarter 1999 earnings provided a 1.66% return on average assets ("ROA") and a 21.82% return on average stockholders' equity ("ROE").

Cash earnings totaled $10.8 million, or $0.56 per share diluted, in the current second quarter, as compared to $10.5 million, or $0.51 per share diluted, in the second quarter of 1998. The 1999 amount provided a cash ROA of 2.40% and a cash ROE of 31.52%.

The increase in earnings was fueled by a combination of factors, including a $907,000 reduction in operating expense. Specifically, operating expense declined to $5.8 million from $6.7 million, driven by a $950,000 reduction in compensation and benefits to $3.9 million. The latter decrease primarily stemmed from a $1.1 million reduction in plan-related expenses triggered by a change in the Company's stock-related benefit plans that took effect on January 1, 1999.

Net interest income totaled $17.5 million, a modest $16,000 higher than the year-earlier level, but $926,000 higher than the level recorded in the trailing three-month period. Similarly, the Company's interest rate spread and net interest margin improved from the trailing quarter levels, measuring 3.60% and 4.00%, respectively.

In addition to the reduction in operating expense and the increase in net interest income, the Company's second quarter 1999 earnings were driven by a $256,000 decrease in income tax expense. Reflecting a 38.8% effective tax rate, income tax expense declined to $4.7 million from $5.0 million in the three months ended June 30, 1998.

These favorable factors served to offset a $353,000 decline in other operating income to $513,000, reflecting a $334,000 decrease in fee income to $452,000 and a $19,000 decrease in other income to $61,000.

The provision for loan losses was suspended in the current second quarter, continuing a practice initiated in the third quarter of 1995.

Cash Earnings Analysis

(in thousands, except per share data)

                                                                   For the
                                                              Three Months Ended
                                                                   June 30,
                                                             -------------------
                                                               1999        1998
                                                             -------     -------
Net income                                                   $ 7,449     $ 6,623
Additional contributions to stockholders' equity:
   Amortization and appreciation of stock-related
     benefit plans                                               695       1,835
   Associated tax benefits                                     1,899       1,491
   Amortization of goodwill                                       --          --
   Other                                                         715         505
                                                             -------     -------
Cash earnings                                                $10,758     $10,454
                                                             =======     =======

Cash earnings per share                                        $0.58       $0.54
Diluted cash earnings per share                                $0.56       $0.51

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

The Company recorded interest income of $34.7 million in the current second quarter, up from $33.2 million in the second quarter of 1998. The $1.5 million, or 4.6%, increase was the net result of a $166.1 million, or 10.5%, rise in the average balance of interest-earning assets to $1.7 billion and a 46-basis point reduction in the average yield to 7.93%.

Mortgage and other loans were the single largest source of interest income, generating $32.0 million, or 92.3% of the three-month total, up from $30.6 million, or 92.1%, in the three months ended June 30, 1998. The increase was the net effect of $155.1 million, or 10.9%, rise in the average balance of mortgage and other loans to $1.6 billion, and a 48-basis point decline in the average yield to 8.14%.

Securities generated interest income of $2.3 million, representing 6.6% of the second quarter 1999 total, up from $1.8 million, or 5.5% of the total, in the second quarter of 1998. The increase was the net result of a $39.7 million, or 35.2%, rise in the average balance to $152.5 million, and a 41-basis point decline in the average yield to 6.04%.

Mortgage-backed securities provided interest income of $300,000, as compared to $660,000 in the year-earlier three months. The reduction was the net effect of a $24.8 million decrease in the average balance to $17.4 million and a 66-basis point increase in the average yield to 6.92%.

Money market investments accounted for $66,000 of interest income, down from $130,000 in the second quarter of 1998. The decline was due to a $3.9 million reduction in the average balance to $5.8 million and a 79-basis point reduction in the average yield to 4.59%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

In the second quarter of 1999, interest expense totaled $17.2 million, up from $15.7 million in the second quarter of 1998. The $1.5 million, or 9.5%, increase stemmed from a $185.0 million rise in the average balance of interest-bearing liabilities to $1.6 billion, which was tempered by a 15-basis point decline in the average cost to 4.33%.

CDs were the single largest source of interest expense in the current second quarter, generating $8.8 million, or 51.0% of the total, as compared to $8.7 million, or 55.4%, in the second quarter of 1998. The increase was the net effect of a $65.5 million, or 9.9%, rise in the average balance to $725.2 million and a 44-basis point decline in the average cost to 4.85%.

FHLB advances contributed second quarter 1999 interest expense of $6.4 million, representing 37.1% of the total, up from $5.0 million, or 31.6%, in the year-earlier three months. The increase stemmed from a $114.0 million rise in the average balance to $488.3 million, which was tempered by a seven-basis point drop in the average cost to 5.24%.

Other funding (including savings, NOW and money market accounts, mortgagors' escrow, and non-interest-bearing deposits) generated combined interest expense of $2.0 million, reflecting an average balance of $415.4 million and an average cost of 1.97% in the current three-month period. In the year-earlier quarter, these funding sources produced combined interest expense of $2.0 million, reflecting an average balance of $404.1 million and an average cost of 2.02%. Non-interest-bearing deposits represented $37.4 million of the average balance in the current second quarter and $31.5 million of the average balance in the second quarter of 1998.

Savings accounts generated interest expense of $1.6 million in the current second quarter, up $49,000 from the level recorded in the second quarter of 1998. The increase reflects a $7.3 million rise in the average balance to $276.5 million and an average cost of 2.30%, up one basis point. NOW and money market accounts accounted for interest expense of $448,000, down $46,000 from $494,000 in the year-earlier three months. The decrease stemmed from a $4.6 million decline in the average balance to $68.0 million and a nine-basis point decline in the average yield to 2.64%. Mortgagors' escrow accounted for interest expense of $7,000, down from $10,000 in the three months ended June 30, 1998. The decrease was the net effect of a $2.8 million increase in the average balance to $33.5 million and a five-basis point drop in the average cost to eight basis points.

Net Interest Income Analysis

(dollars in thousands)

                                                                         Three Months Ended June 30,
                                                                         ---------------------------

                                                                1999                                    1998
                                                                ----                                    ----
                                                                             Average                                  Average
                                                 Average                     Yield/      Average                      Yield/
                                                 Balance       Interest       Cost       Balance      Interest        Cost
                                                 -------       --------       ----       -------      --------        ----
Assets:
 Interest-earnings assets:
   Mortgage and other loans, net               $1,572,785       $32,014       8.14%    $1,417,693      $30,560        8.62%
   Securities                                     152,490         2,302       6.04        112,798        1,820        6.45
   Mortgage-backed securities                      17,353           300       6.92         42,177          660        6.26
   Money market investments                         5,757            66       4.59          9,665          130        5.38
                                               ----------       -------     ------     ----------      -------      ------
 Total interest-earning assets                  1,748,385        34,682       7.93%     1,582,333       33,170        8.39%
 Non-interest-earning assets                       45,661                                  45,491
                                               ----------                              ----------
 Total assets                                  $1,794,046                              $1,627,824
                                               ==========                              ==========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
   NOW and money market accounts               $   68,044       $   448       2.64%    $   72,656      $   494        2.73%
   Savings accounts                               276,470         1,588       2.30        269,209        1,539        2.29
   Certificates of deposit                        725,175         8,776       4.85        659,641        8,696        5.29
   FHLB advances                                  488,257         6,373       5.24        374,226        4,957        5.31
   Mortgagors' escrow                              33,465             7       0.08         30,697           10        0.13
                                               ----------       -------     ------     ----------      -------        ----
  Total interest-bearing liabilities            1,591,411        17,192       4.33%     1,406,429       15,696        4.48%
                                                                -------                                -------
  Non-interest-bearing deposits                    37,390                                  31,518
  Other liabilities                                28,702                                  27,264
                                               ----------                              ----------
  Total liabilities                             1,657,503                               1,465,211
  Stockholders' equity                            136,543                                 162,613
                                               ----------                              ----------
 Total liabilities and stockholders' equity    $1,794,046                              $1,627,824
                                               ==========                              ==========
Net interest income/interest rate spread                        $17,490       3.60%                    $17,474        3.91%
                                                                =======     ======                     =======      ======
Net interest-earning assets/net interest
  margin                                       $  156,974                     4.00     $  175,904                     4.42
                                               ==========                   ======     ==========                   ======
Ratio of interest-earning assets to
  to interest-bearing liabilities                                           109.86                                  112.51
                                                                            ======                                  ======

Net Interest Income

Net interest income is the Company's principal source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors, in turn, are influenced by the pricing and mix of its interest-earning assets and funding sources, and by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors.

The Company recorded net interest income of $17.5 million in 1999's second quarter, up a modest $16,000 from the year-earlier level, and up $926,000 from the $16.6 million recorded in the trailing three-month period. Similarly, the Company's interest rate spread and net interest margin improved from the trailing quarter levels, while declining in comparison to the year-earlier measures. The Company's spread and margin equaled 3.60% and 4.00%, respectively, in the current second quarter, as compared to 3.46% and 3.93% in the trailing quarter, and to 3.91% and 4.42% in the second quarter of 1998.

The concurrent growth in spread and margin, as well as in net interest income, stemmed from a combination of interest-earning asset growth fueled by multi-family mortgage lending and the careful pricing of the Company's interest-bearing liabilities.

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

As indicated in the discussion and analysis on page nine, the Company extended its record of asset quality in the current second quarter, with reductions in both non-performing loans and foreclosed real estate. At June 30, 1999, non-performing loans declined to $5.5 million, or 0.34% of loans, net, from $6.2 million, or 0.42% of loans, net, at December 31, 1998. Foreclosed real estate declined to $143,000 from $419,000, resulting in a $1.0 million reduction in non-performing assets to $5.6 million, or 0.30% of total assets, since year-end.

In addition, the Company marked its nineteenth consecutive quarter without any net charge-offs being recorded. The Company has had a total of $1.4 million in net charge-offs since 1987; the thirteen-year average thus amounts to $107,000 per year.

In view of the quality of the Company's assets and the coverage provided by the loan loss allowance, the provision for loan losses was suspended in the second quarter of 1999. Reflecting the suspension, and the absence of any net charge-offs, the allowance for loan losses totaled $7.4 million at quarter's end, equivalent to 135.13% of non-performing loans and 0.45% of loans, net.

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

Other operating income totaled $513,000 in the current second quarter, as compared to $866,000 in the year-earlier three months. Included in the 1999 amount were fee income of $452,000 and other income of $61,000, down from $786,000 and $80,000, respectively, in the second quarter of 1998. The higher level of fee income in the year-earlier quarter reflects the higher level of mortgage loan prepayments experienced during that period.

As indicated in the 1998 Annual Report to Shareholders, the Company has entered into a contract under which the land adjoining its headquarters will be profitably developed for commercial use. At this time, it appears that the financial benefits of this transaction will begin to be reflected in the Company's financial statements in the Year 2000.

Operating Expense

Operating expense consists of compensation and benefits, occupancy and equipment, general and administrative ("G&A"), and other expenses. The Company's ability to contain such costs is reflected in its ratio of operating expense to average assets and to the sum of net interest income and other operating income (the "efficiency ratio").

Included in compensation and benefits expense are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses"), which are added back to stockholders' equity at the end of the period.

The rise in second quarter 1999 earnings was driven by a $907,000 decline in operating expense to $5.8 million, or 1.30% of average assets, from $6.7 million, or 1.66% of average assets, in the second quarter of 1998. The 13.4% reduction largely stemmed from a $950,000, or 19.5%, decline in compensation and benefits expense to $3.9 million, which stemmed, in turn, from a $1.1 million reduction in plan-related expenses to $695,000. The latter decline reflects a change in the structure of the Company's stock-related benefit plans that took effect on January 1, 1999.

The reduction in compensation and benefits expense combined with a $52,000 decline in occupancy and equipment to $553,000 to offset a $71,000 increase in G&A expense to $1.2 million, and a $24,000 increase in other expense to $157,000. Reflecting the reduction in total operating expense and the higher level of net interest income, the Company's efficiency ratio improved to 32.44% from 36.79% in the year-earlier quarter. On a cash earnings basis, the efficiency ratio rose to 28.58% from 26.78%.

The Company had 281 full-time equivalent employees at June 30, 1999.

Income Tax Expense

Notwithstanding a $570,000 rise in pre-tax income to $12.2 million, income tax expense declined $256,000 to $4.7 million in the second quarter of 1999. The reduction stemmed from a decrease in the effective tax rate, to 38.8% from 42.9% in the three months ended June 30, 1998. Included in second quarter 1999 income tax expense was $1.9 million in non-cash items stemming from the Company's stock-related benefit plans, up from $1.5 million in the year-earlier three months.

Comparison of the Six Months Ended June 30, 1999 and 1998

Earnings Summary

The Company recorded a $2.8 million increase in year-to-date earnings to $15.7 million, representing a 1.78% ROA and a 22.87% ROE. The $15.7 million was equivalent to diluted earnings per share of $0.82, up from $0.63 in the year-earlier six months. Included in the 1999 amount was $1.1 million, or $0.05 per share, stemming from the reversal of $2.0 million from the allowance for loan losses in the year's first quarter. Absent the net benefit of this reversal, the Company's six-month 1999 core earnings amounted to $14.6 million, representing a 22.2% increase in diluted earnings per share to $0.77.

Cash earnings totaled $22.0 million in the current six-month period, as compared to $21.9 million in the year-earlier six months. The 1999 amount was equivalent to diluted earnings per share of $1.15, up from $1.07 in 1998. The $22.0 million represented a 2.50% cash return on average assets and a 32.12% cash return on average stockholders' equity.

The growth in core earnings stemmed in part from a $2.0 million reduction in operating expense to $11.4 million, which was driven, in turn, by a $2.0 million decline in compensation and benefits expense to $7.6 million. Included in compensation and benefits expense were plan-related expenses of $1.3 million, down $2.2 million from the level recorded in the first six months of 1998.

Interest income was also fueled by a $49,000 increase in net interest income to $34.1 million, despite declines in the spread and margin to 3.53% and 3.96%. Interest income rose $2.4 million to $68.1 million, offsetting a $2.4 million increase in interest expense to $34.0 million.

These favorable factors more than offset a $281,000 decline in other operating income to $1.1 million, and a $953,000 increase in income tax expense to $10.1 million. The lower level of other operating income reflects respective declines of $258,000 and $23,000 in fee income and other income, while the increase in income tax expense stemmed from a $3.8 million increase in pre-tax income to $25.8 million.

Cash Earnings Analysis

(in thousands, except per share data)

                                                                    For the
                                                               Six Months Ended
                                                                   June 30,
                                                             ------------------
                                                               1999        1998
                                                             -------     -------
Net income                                                   $15,686     $12,878
Additional contributions to stockholders' equity:
   Amortization and appreciation of stock-related
     benefit plans                                             1,323       3,503
   Associated tax benefits                                     3,592       4,627
   Amortization of goodwill                                       --          --
   Other                                                       1,430         909
                                                             -------     -------
Cash earnings                                                $22,031     $21,917
                                                             =======     =======

Cash earnings per share                                        $1.18       $1.13
Diluted cash earnings per share                                $1.15       $1.07

Interest Income

The Company recorded interest income of $68.1 million in the first six months of 1999, up from $65.7 million in the first six months of 1998. The $2.4 million increase was the net effect of a $146.6 million, or 9.3%, rise in the average balance of interest-earning assets to $1.7 billion and a 44-basis point decline in the average yield to 7.92%.

Mortgage and other loans contributed interest income of $62.5 million, up from $60.6 million in the year-earlier six months. The $1.9 million increase reflects a $122.4 million, or 8.7%, rise in the average balance to $1.5 billion, offsetting a 43-basis point decline in the average yield to 8.16%. Loans represented 89.2% of average interest-earning assets in the current six-month period and generated 91.8% of interest income year-to-date.

Securities generated interest income of $4.6 million, up from $3.4 million in the first six months of 1998. The $1.2 million increase reflects a $45.9 million rise in the average balance to $152.9 million, which offset a 38-basis point decline in the average yield to 6.02%. In the first six months of 1999, securities represented 8.9% of average interest-earning assets and generated 6.8% of interest income year-to-date.

The interest income derived from mortgage-backed securities totaled $631,000, down from $1.4 million in the year-earlier six months. The $781,000 reduction was the net effect of a $27.0 million decline in the average balance to $18.1 million and a 71-basis point increase in the average yield to 6.98%.

The balance of interest income in the first six months of 1999 was provided by money market investments. Reflecting a $5.2 million increase in the average balance to $14.6 million and a 71-basis point reduction in the average yield to 4.61%, money market investments contributed interest income of $333,000, up from $246,000 in the year-earlier period.

Interest Expense

Interest expense rose to $34.0 million in the first six months of 1999 from $31.7 million in the first six months of 1998. The $2.3 million increase was the net effect of a $167.3 million rise in the average balance of interest-bearing liabilities to $1.6 billion and a 19-basis point reduction in the average cost to 4.39%.

CDs generated $17.9 million in interest expense, representing 52.6% of the 1999 total, as compared to $17.8 million, or 56.3%, in the first six months of 1998. The $72,000 increase stemmed from a $53.9 million rise in the average balance to $728.1 million, which was tempered by a 38-basis point decline in the average cost to 4.95%. CDs represented 46.6% of average interest-bearing liabilities in the current six-month period, as compared to 48.3% in the year-earlier six months.

FHLB advances generated interest expense of $12.1 million, or 35.5% of the total, as compared to $9.7 million, or 30.6% of the total, in the year-earlier six months. The increase reflects a $107.0 million rise in the average balance to $463.9 million, tempered by a 22-basis point drop in the average cost to 5.25%. FHLB borrowings represented 29.7% and 25.6% of average interest-bearing liabilities in the first six months of 1999 and 1998, respectively.

The average balance of other funding sources collectively rose $11.7 million to $406.3 million, with an average cost of 1.99%, down 12 basis points. The interest expense derived from such funding sources fell to $4.0 million in the current six-month period from $4.2 million in the year-earlier six months. Non-interest-bearing deposits represented $36.1 million of the average balance in the first six months of 1999, up from $30.9 million in the first six months of 1998.

Savings accounts generated interest expense of $3.1 million, up $14,000 from the year-earlier amount. The increase was the net effect of a $5.2 million increase in the average balance to $273.6 million and a three-basis point drop in the average cost to 2.31%. Savings accounts represented 17.5% of average interest-bearing liabilities in the period, and generated 9.2% of total interest expense.

The interest expense derived from NOW and money market accounts declined $114,000 to $899,000, the result of a $1.4 million decline in the average balance to $68.5 million and a 27-basis point decline in the average cost to 2.65%. The balance of interest expense was produced by mortgagors' escrow. In the first six months of 1999, mortgagors' escrow generated interest expense of $15,000, the net effect of a $2.7 million rise in the average balance to $28.1 million and an 11-basis point decrease in the average cost to 11 basis points.

Net Interest Income Analysis

(dollars in thousands)

                                                                         Six Months Ended June 30,
                                                                         -------------------------

                                                                  1999                                 1998
                                                                  ----                                 ----
                                                                             Average                                Average
                                                  Average                     Yield/    Average                      Yield/
                                                  Balance       Interest       Cost     Balance       Interest        Cost
                                                  -------       --------       ----     -------       --------        ----
Assets:
 Interest-earnings assets:
   Mortgage and other loans, net                $1,532,376        $62,488      8.16%  $1,409,997        $60,568       8.59%
   Securities                                      152,897          4,599      6.02      106,990          3,425       6.40
   Mortgage-backed securities                       18,077            631      6.98       45,042          1,412       6.27
   Money market investments                         14,580            333      4.61        9,331            246       5.32
                                                ----------        -------    ------   ----------        -------     ------
 Total interest-earning assets                   1,717,930         68,051      7.92%   1,571,360         65,651       8.36%
 Non-interest-earning assets                        45,249                                43,825
                                                ----------                            ----------
   Total assets                                 $1,763,179                            $1,615,185
                                                ==========                            ==========
Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
   NOW and money market accounts                $   68,493        $   899      2.65%  $   69,905        $ 1,013       2.92%
   Savings accounts                                273,611          3,129      2.31      268,412          3,115       2.34
   Certificates of deposit                         728,115         17,880      4.95      674,208         17,808       5.33
   FHLB advances                                   463,880         12,074      5.25      356,905          9,682       5.47
   Mortgagors' escrow                               28,080             15      0.11       25,406             28       0.22
                                                ----------        -------    ------   ----------        -------     ------
 Total interest-bearing liabilities              1,562,179         33,997      4.39%   1,394,836         31,646       4.58%
                                                                  -------                               -------
 Non-interest-bearing deposits                      36,088                                30,870
 Other liabilities                                  27,733                                27,045
                                                ----------                            ----------
 Total liabilities                               1,626,000                             1,452,751
 Stockholders' equity                              137,179                               162,434
                                                ----------                            ----------
 Total liabilities and stockholders' equity     $1,763,179                            $1,615,185
                                                ==========                            ==========
 Net interest income/interest rate spread                         $34,054      3.53%                    $34,005       3.78%
                                                                  =======    ======                     =======     ======

 Net interest-earning assets/net interest
   margin                                       $  155,751                     3.96   $  176,524                      4.33
                                                ==========                   ======   ==========                    ======
 Ratio of interest-earning assets to
  to interest-bearing liabilities                                            109.97                                 112.66
                                                                             ======                                 ======

Net Interest Income

Bolstered by the 9.3% growth in interest-earning assets, the Company's net interest income rose $49,000 to $34.1 million in the first six months of 1999. The higher level of net interest income was achieved despite declines of 25 and 37 basis points in the Company's interest rate spread and net interest margin to 3.53% and 3.96%, respectively.

Provision for Loan Losses

Reflecting the quality of the Company's loans and the extent of coverage provided, the Company reversed $2.0 million from the allowance for loan losses in the first quarter of 1999. The net benefit of the reversal was $1.1 million, or $0.05 per share.

In addition, the Company has suspended the provision for loan losses for nineteen consecutive quarters, with the last provision having been set aside in the second quarter of 1995.

For additional information regarding asset quality and the loan loss provision, see the respective discussions on pages 9, 10, and 18 of this report.

Other Operating Income

The Company recorded other operating income of $1.1 million and $1.4 million, respectively, in the first six months of 1999 and 1998. The $281,000 reduction stemmed from a $258,000 decline in fee income to $933,000 and a $23,000 decline in other income to $210,000. The higher level of fee income in the year-earlier period primarily reflects prepayment penalties received during a time of increased refinancing activity.

Operating Expense

Operating expense declined to $11.4 million, or 1.30% of average assets, in the current six-month period from $13.4 million, or 1.66% of average assets, in the first six months of 1998. The 14.9% reduction primarily stemmed from a $2.0 million decline in compensation and benefits expense to $7.6 million, reflecting a $2.2 million reduction in plan-related expenses pursuant to the aforementioned change in the Company's stock-related benefit plans. Specifically, the Company's plan-related expenses totaled $1.3 million in the first six months of 1999, as compared to $3.5 million in the first six months of 1998.

In addition, the Company recorded a $106,000 reduction in occupancy and equipment to $1.2 million, and a $43,000 reduction in other operating expense to $211,000. These improvements combined to offset a $146,000 increase in G&A expense to $2.5 million.

Reflecting the reduction in operating expense, the Company's efficiency ratio improved to 32.46% in the current six-month period from 37.88% in the year-earlier six months. On the basis of cash earnings, the efficiency ratio was 28.70% and 27.99%, respectively, in the corresponding periods.

Income Tax Expense

Income tax expense rose to $10.1 million in the first six months of 1999 from $9.1 million in the first six months of 1998. The increase reflects a $3.8 million increase in pre-tax income to $25.8 million and an effective tax rate of 39.1%. Non-cash items stemming from the Company's stock-related benefit plans comprised $3.6 million of income tax expense in the current six-month period, down from $4.6 million in the first six months of 1998.

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

Like most financial institutions, Queens County Savings Bank may be significantly impacted by the Year 2000, due to the nature of the information it generates and employs. Likely to be impacted are the software and hardware utilized in its business, including those that are maintained for the Bank by third party vendors who provide such services as data processing, information systems management, maintenance, and credit bureau reports. If not addressed, the Year 2000 issue could adversely impact the Bank's ability to provide financial products and services competitively.

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

      o Testing of the Bank's mission-critical loan and deposit systems was initiated in the fourth quarter of 1998 and completed in the second quarter of 1999.

      o The Bank has received written assurances that these systems, and the software it is licensed to use, will be Year 2000 compliant by the third quarter of 1999. In the event that they are not, the Company's primary service provider--a nationally recognized provider of data processing services--has arranged for another third-party vendor to provide the Bank with data processing services; such vendor has already successfully completed its Year 2000 testing.

The costs involved in preparing for the Year 2000 have consistently been charged against earnings as they have been incurred. The Company estimates that total costs related to this project will not exceed $100,000. To date, more than half of the estimated costs have already been expensed.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 16 - 18 of the Company's 1998 Annual Report to Shareholders, filed on March 19, 1999. As of June 30, 1999, there was no material change in the Company's market risk profile since the 1998 Annual Report was filed.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                           PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 21, 1999. The results of the meeting were disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

Item 5. Other Information

On July 20, 1999 the Board of Directors declared a quarterly cash dividend of 25 cents per share, payable on August 16, 1999 to shareholders of record at the close of business on August 2, 1999.

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

** Incorporated by reference to the Exhibits filed with the Annual Report on SEC Form 10K for the fiscal year ended December 31, 1998, File No. 0-22278.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Queens County Bancorp, Inc.


DATE:  August 10, 1999                     BY: /s/ Joseph R. Ficalora
                                              ----------------------------------
                                              Joseph R. Ficalora
                                              Chairman, President, and
                                              Chief Executive Officer
                                              (Duly Authorized Officer)


                                           BY:  /s/ Robert Wann
                                              ----------------------------------
                                               Robert Wann
                                               Senior Vice President,
                                               Comptroller, and
                                               Chief Financial Officer
                                               (Principal Financial Officer)