Form 10-Q
period 1999-09-30
QUEENS COUNTY BANCORP INC
filed 1999-11-09
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                -------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                   21,184,675
                         -------------------------------
                         Number of shares outstanding at
                                November 5, 1999

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                      Three Months Ended September 30, 1999

INDEX                                                                   Page No.
-----                                                                   --------

Part I.                   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Condition as of September 30, 1999
         (unaudited) and December 31, 1998                                     1

         Consolidated Statements of Income and Comprehensive Income
         for the Three and Nine Months Ended September 30, 1999 and 1998
         (unaudited)                                                           2

         Consolidated Statement of Changes in Stockholders' Equity for the
         Nine Months Ended September 30, 1999 (unaudited)                      3

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and 1998 (unaudited)                  4

         Notes to Unaudited Consolidated Financial
         Statements                                                            5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           23

Part II.                  OTHER INFORMATION

Item 1. Legal Proceedings                                                     24

Item 2. Changes in Securities                                                 24

Item 3. Defaults Upon Senior Securities                                       24

Item 4. Submission of Matters to a Vote of Security Holders                   24

Item 5. Other Information                                                     24

Item 6. Exhibits and Reports on Form 8-K                                      24

Signatures                                                                    25

Exhibits                                                                      26

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                                September 30,  December 31,
                                                                                    1999           1998
                                                                                 (unaudited)
                                                                                 -----------    -----------
Assets
Cash and due from banks                                                          $    28,615    $    27,561
Money market investments                                                               6,000         19,000
Securities held to maturity (estimated market value of
     $172,181 and $152,055, respectively)                                            175,160        152,280
Mortgage-backed securities held to maturity (estimated market
     value of $2,560 and $20,332, respectively)                                        2,556         19,680
Securities available for sale                                                         11,245          4,656
Mortgage loans:
     1-4 family                                                                      148,224        178,770
     Multi-family                                                                  1,519,275      1,239,094
     Commercial real estate                                                           91,302         67,494
     Construction                                                                      3,703          1,898
                                                                                 -----------    -----------
Total mortgage loans                                                               1,762,504      1,487,256
Other loans                                                                            8,859          9,750
Less:  Unearned loan fees                                                             (2,374)        (1,056)
       Allowance for loan losses                                                      (7,431)        (9,431)
                                                                                 -----------    -----------
Loans, net                                                                         1,761,558      1,486,519
Premises and equipment, net                                                           10,036         10,399
Deferred tax asset, net                                                                5,314          5,917
Other assets                                                                          27,197         20,870
                                                                                 -----------    -----------
Total assets                                                                     $ 2,027,681    $ 1,746,882
                                                                                 ===========    ===========

Liabilities and Stockholders' Equity
Deposits:
     NOW and money market accounts                                               $   103,513    $    70,423
     Savings accounts                                                                275,103        273,357
     Certificates of deposit                                                         717,555        722,985
     Non-interest-bearing accounts                                                    37,207         35,520
                                                                                 -----------    -----------
Total deposits                                                                     1,133,378      1,102,285
                                                                                 -----------    -----------
Official checks outstanding                                                           30,170         34,487
FHLB advances                                                                        699,310        439,055
Mortgagors' escrow                                                                    15,009         13,084
Other liabilities                                                                      9,342          8,565
                                                                                 -----------    -----------
Total liabilities                                                                  1,887,209      1,597,476
                                                                                 -----------    -----------
Stockholders' equity:
     Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)              --             --
     Common stock at par $0.01 (60,000,000 shares authorized;
        30,970,693 shares issued; 21,237,774 and 21,250,897 shares
        outstanding at September 30, 1999 and December 31, 1998, respectively)           310            310
     Paid-in capital in excess of par                                                145,573        138,180
     Retained earnings (substantially restricted)                                    149,354        165,383
     Less:  Treasury stock (9,732,919 and 9,719,796 shares, respectively)           (138,546)      (137,901)
            Unallocated common stock held by ESOP                                    (12,483)       (12,767)
            Common stock held by SERP                                                 (3,770)        (3,770)
            Unearned common stock held by RRPs                                           (41)           (63)
     Accumulated other comprehensive income, net of tax effect                            75             34
                                                                                 -----------    -----------
Total stockholders' equity                                                           140,472        149,406
                                                                                 -----------    -----------
Total liabilities and stockholders' equity                                       $ 2,027,681    $ 1,746,882
                                                                                 ===========    ===========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                         For the                 For the
                                                    Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,
                                                ----------------------    ----------------------
                                                  1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------
Interest Income:
    Mortgage and other loans                    $  33,936    $  31,473    $  96,424    $  92,041
    Securities                                      2,631        1,982        7,230        5,408
    Mortgage-backed securities                        199          530          830        1,942
    Money market investments                           54          137          387          383
                                                ---------    ---------    ---------    ---------
Total interest income                              36,820       34,122      104,871       99,774
                                                ---------    ---------    ---------    ---------

Interest Expense:
    NOW and money market accounts                     763          495        1,663        1,508
    Savings accounts                                1,600        1,550        4,729        4,665
    Certificates of deposit                         8,610        8,996       26,490       26,805
    FHLB advances                                   8,284        5,774       20,358       15,456
    Mortgagors' escrow                                  6            8           21           36
                                                ---------    ---------    ---------    ---------
Total interest expense                             19,263       16,823       53,261       48,470
                                                ---------    ---------    ---------    ---------
        Net interest income                        17,557       17,299       51,610       51,304
Reversal of provision for loan losses                  --           --       (2,000)          --
                                                ---------    ---------    ---------    ---------
        Net interest income after reversal of
          provision for loan losses                17,557       17,299       53,610       51,304

Other Operating Income:
    Fee income                                        469          476        1,402        1,667
    Other                                             112          161          322          394
                                                ---------    ---------    ---------    ---------
Total other operating income                          581          637        1,724        2,061
                                                ---------    ---------    ---------    ---------

Operating Expense:
    Compensation and benefits(1)                    1,734        4,604        9,324       14,184
    Occupancy and equipment                           453          660        1,624        1,937
    General and administrative                      1,227        1,183        3,681        3,491
    Other                                             130          213          341          467
                                                ---------    ---------    ---------    ---------
Total operating expense                             3,544        6,660       14,970       20,079
                                                ---------    ---------    ---------    ---------

Income before income taxes                         14,594       11,276       40,364       33,286
Income tax expense(2)                               5,819        4,326       15,904       13,458
                                                ---------    ---------    ---------    ---------
        Net Income                              $   8,775    $   6,950    $  24,460    $  19,828
                                                ---------    ---------    ---------    ---------
Comprehensive income, net of tax:
    Unrealized gain on securities                    (107)        (437)          41         (227)
                                                ---------    ---------    ---------    ---------
        Comprehensive income                    $   8,668    $   6,513    $  24,501    $  19,601
                                                =========    =========    =========    =========

        Earnings per share                      $    0.47    $    0.36    $    1.31    $    1.02
        Diluted earnings per share              $    0.46    $    0.34    $    1.28    $    0.97

(1) Includes non-cash items of $0.627 million, $1.570 million, $1.950 million, and $5.073 million, respectively.

(2) Includes non-cash items of $2.155 million, $1.523 million, $5.747 million, and $6.150 million, respectively.

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                             Nine Months Ended
(in thousands)                                              September 30, 1999
--------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
      Balance at beginning of year                               $     310
      Shares issued                                                     --
                                                                 ---------
Balance at end of period                                               310
                                                                 ---------

Paid-in Capital in Excess of Par:
      Balance at beginning of year                                 138,180
      Tax benefit effect on stock plans                              5,747
      Allocation of ESOP stock                                       1,646
                                                                 ---------
Balance at end of period                                           145,573
                                                                 ---------

Retained Earnings:
      Balance at beginning of year                                 165,383
      Net income                                                    24,460
      Dividends paid on common stock                               (13,981)
      Exercise of stock options (992,963 shares)                   (26,508)
                                                                 ---------
Balance at end of period                                           149,354
                                                                 ---------

Treasury Stock:
      Balance at beginning of year                                (137,901)
      Purchase of common stock (1,006,086 shares)                  (30,232)
      Exercise of stock options (992,963 shares)                    29,587
                                                                 ---------
Balance at end of period                                          (138,546)
                                                                 ---------

Employee Stock Ownership Plan:
      Balance at beginning of year                                 (12,767)
      Allocation of ESOP stock                                         284
                                                                 ---------
Balance at end of period                                           (12,483)
                                                                 ---------

SERP Plan:
      Balance at beginning of year                                  (3,770)
      Common stock acquired by SERP                                     --
                                                                 ---------
Balance at end of period                                            (3,770)
                                                                 ---------

Recognition and Retention Plans:
      Balance at beginning of year                                     (63)
      Earned portion of RRPs                                            22
                                                                 ---------
Balance at end of period                                               (41)
                                                                 ---------

Accumulated Comprehensive Income, Net of Tax:
      Balance at beginning of year                                      34
      Net unrealized appreciation in securities, net of tax             41
                                                                 ---------
Balance at end of year                                                  75
                                                                 ---------

Total stockholders' equity                                       $ 140,472
                                                                 =========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
(in thousands)                                                                      1999         1998
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
    Net income                                                                 $  24,460    $  19,828
    Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization                                               666          698
         Reversal of provision for loan losses                                    (2,000)          --
         Amortization of premiums, net                                                 3           93
         Amortization of net deferred loan origination fees                        1,318          153
         Net gain on redemption of securities and mortgage-backed securities         (90)         (81)
         Net gain on sale of foreclosed real estate                                 (116)        (167)
         Tax benefit effect on stock plans                                         5,747        6,150
         Earned portion of RRPs                                                       22          556
         Earned portion of ESOP                                                    1,930        3,521
    Changes in assets and liabilities:
         Decrease (increase) in deferred income taxes                                603         (282)
         Increase in other assets                                                 (6,327)      (1,740)
         Decrease in official checks outstanding                                  (4,317)     (15,971)
         Increase (decrease) in other liabilities                                    777       (3,890)
                                                                               ---------    ---------
Total adjustments                                                                 (1,784)     (10,960)
                                                                               ---------    ---------
Net cash provided by operating activities                                         22,676        8,868
                                                                               ---------    ---------

Cash Flows from Investing Activities:
    Proceeds from maturity of securities/mortgage-backed
      securities held to maturity                                                 16,917       87,548
    Proceeds from redemption of securities available for sale                     14,452        3,017
    Purchase of securities held to maturity                                      (38,550)    (103,838)
    Purchase of securities available for sale                                     (5,000)      (2,022)
    Net increase in loans                                                       (277,452)     (96,746)
    Proceeds from sale of loans and foreclosed real estate                         3,176        9,763
    Purchase of premises and equipment, net                                         (303)        (183)
                                                                               ---------    ---------
Net cash used in investing activities                                           (286,760)    (102,461)
                                                                               ---------    ---------

Cash Flows from Financing Activities:
    Net increase in mortgagors' escrow                                             1,925        4,463
    Net increase in deposits                                                      31,093        5,450
    Net increase in FHLB advances                                                260,255      135,858
    Cash dividends paid and options exercised, net                               (40,490)     (23,144)
    Purchase of Treasury stock, net of stock options exercised
       and shares acquired by SERP                                                  (645)     (29,277)
                                                                               ---------    ---------
Net cash provided by financing activities                                        252,138       93,350
                                                                               ---------    ---------
Net decrease in cash and cash equivalents                                        (11,946)        (243)
Cash and cash equivalents at beginning of period                                  46,561       22,733
                                                                               ---------    ---------
Cash and cash equivalents at end of period                                     $  34,615    $  22,490
                                                                               =========    =========
Supplemental information:
    Cash paid for:
       Interest                                                                $  53,222    $  48,389
       Income taxes                                                               11,000        8,374
Transfers to foreclosed real estate from loans                                       519          772
Transfers to real estate held for investment from foreclosed real estate             457          535

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

The statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's results for the periods presented. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for all of 1999.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders and Annual Report on SEC Form 10-K.

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

The FASB originally determined that SFAS No. 133 would be effective for financial statements issued for periods beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which postponed the effective date to June 15, 2000, with early adoption permitted. The Company adopted SFAS Nos. 133 and 137 on April 1, 1999.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

Queens County Bancorp, Inc. (the "Company") is the holding company for Queens County Savings Bank (the "Bank"), the first savings bank chartered by the State of New York in the New York City Borough of Queens. The Bank gathers deposits from its customers in Queens and Nassau County and invests these funds in the origination of residential mortgage loans throughout metropolitan New York.

In the third quarter of 1999, the Company reported earnings of $8.8 million, including an $862,000 after-tax curtailment gain stemming from the freezing of its defined benefit pension plan at September 30th. The one-time gain contributed $0.04 to diluted earnings per share of $0.46 in the current three-month period. Absent this gain, the Company's third quarter 1999 earnings were equivalent to $7.9 million, signifying a 23.5% increase in diluted earnings per share to $0.42.

The Company's earnings continued to stem from two primary factors: record loan production and expense control. The Company originated $226.2 million in mortgage loans during the current third quarter, bringing the average balance of interest-earning assets to $1.9 billion, an increase of 14.3% year-over-year. Supported by the growth in interest-earning assets, net interest income rose to $17.6 million, despite declines in interest rate spread and net interest margin. The Company also reported a 46.8% decline in operating expense to $3.5 million, primarily reflecting the curtailment of the defined benefit pension plan. Reflecting the reduction in operating expense and the rise in net interest income, the Company's efficiency ratio improved to 19.54% in the third quarter of 1999.

Another highlight of the quarter was the July 31st opening of a full-service branch in Woodside, which partially contributed to a $31.1 million increase in total deposits at quarter's end. The majority of the increase stemmed from low-cost deposits, primarily in the form of NOW and money market accounts. On October 22, 1999, the Company opened its third customer service center, in Corona Heights, bringing the total number of Queens County Savings Bank offices to 14.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.

Forward-looking statements contained within this report with regard to the Company's prospective performance and strategies are based on management's current expectations regarding a range of issues that could potentially impact the Company's performance in future periods. Where such forward-looking statements appear in the text, they are typically accompanied by cautionary language identifying the specific factors that could adversely affect the Company's ability to fulfill its goals or implement its strategies.

In general, factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and various other economic, competitive, governmental, regulatory, and technological issues that could affect the Company's operations, pricing, products, and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, are included in the Company's filings with the SEC.

The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Balance Sheet Summary

Sparked by the record level of mortgage loan originations, the Company's assets grew $280.8 million, or 16.1%, to $2.0 billion in the first nine months of 1999. Mortgage loans represented $1.8 billion, or 86.9%, of total assets at September 30, up from $1.5 billion, or 85.1%, at December 31, 1998.

The $275.2 million, or 18.5%, increase in mortgage loans outstanding reflects year-to-date originations of $539.5 million, including $226.2 million in the three months ended September 30, 1999. Multi-family mortgage loans accounted for $488.0 million of year-to-date loan production, including $202.3 million in the third quarter of the year. At quarter's end, multi-family mortgage loans totaled $1.5 billion, up $280.1 million, or 22.6%, from $1.2 billion at December 31, 1998. The rise in outstanding mortgage loans at September 30 was also boosted by growth in the portfolios of commercial real estate and construction loans.

Typically considered one of its primary features, the Company's asset quality continued to improve in the third quarter of 1999. At September 30, non-performing assets declined to $3.9 million, or 0.19% of total assets, reflecting significant reductions in the levels of non-performing loans and foreclosed real estate. Non-performing loans declined to $3.8 million, or 0.22% of loans, net, while foreclosed real estate declined to $66,000. In addition, the Company recorded its 20th consecutive quarter without any net charge-offs and maintained the fully performing status of its multi-family mortgage loan portfolio.

Reflecting the reversal of $2.0 million in the first quarter, the allowance for loan losses totaled $7.4 million at September 30, 1999. The $7.4 million was equivalent to 193.56% of non-performing loans and 0.42% of loans, net at this date.

In addition to the substantial rise in mortgage loans outstanding, the growth in total assets was supported by an increase in securities. At September 30, 1999, the balance of securities held to maturity rose to $175.2 million, up $22.9 million since year-end 1998. Reflecting the second quarter 1999 reclassification of certain mortgage-backed securities held to maturity as securities available for sale, the balance of the former declined to $2.6 million from $19.7 million, while the balance of the latter rose to $11.2 million from $4.6 million. Money market investments declined to $6.0 million from $19.0 million, while other loans declined to $8.9 million from $9.8 million.

Deposits rose $31.1 million to $1.1 billion, primarily reflecting a $33.1 million rise in NOW and money market accounts to $103.5 million. Savings accounts and non-interest-bearing accounts each rose $1.7 million, while CDs declined $5.4 million to $717.6 million at September 30, 1999. The increase in deposits partly reflects the opening of a full-service branch during the third quarter, as mentioned. Additional funding stemmed from the Company's Federal Home Loan Bank of New York ("FHLB") line of credit, with FHLB advances rising to $699.3 million from $439.1 million at year-end 1998.

Supported by cash earnings of $34.3 million, stockholders' equity totaled $140.5 million, or 6.93% of total assets, at September 30, 1999, representing a book value of $7.62 per share, based on 18,439,602 shares. In the first nine months of 1999, $30.2 million was allocated toward the repurchase of 1,006,086 shares of Company stock.

In addition, the Bank and the Company continued to exceed the minimum capital levels required by the FDIC and the Federal Reserve Board, respectively. The Bank recorded a leverage capital ratio of 9.11%, a Tier 1 risk-based capital ratio of 13.45%, and a total risk-based capital ratio of 13.96%, well above the minimum requirements for classification as a "well capitalized" institution.

Loans

In the third quarter of 1999, the Company exceeded its prior loan production record with the origination of $226.2 million in mortgage loans. As a result, mortgage production for the year to date rose to $539.5 million, exceeding 1998's twelve-month production by 19.3%. Multi-family mortgage loans accounted for $488.0 million, or 90.5%, of year-to-date loan production and $202.3 million, or 89.4%, of originations in the current three-month period.

Reflecting the significant rise in originations, the balance of mortgage loans rose $275.2 million, or 18.5%, to $1.8 billion, representing 86.9% of total assets at September 30, 1999. Multi-family mortgage loans represented $1.5 billion, or 86.2%, of mortgage loans outstanding, having risen $280.1 million, or 22.6%, from $1.2 billion at December 31, 1998.

The majority of the Company's multi-family mortgage loans feature a fixed rate of interest for the first five years of the mortgage before adjusting to a point over prime in each of years six through ten. Also included in the portfolio are a smaller number of loans featuring a rate of interest that steps up 50 basis points in each of years two through five of the mortgage, regardless of the direction of market interest rates. At September 30, 1999, such "step-up" loans totaled $165.4 million, with loans of $66.7 million, $42.5 million, $38.8 million, and $17.4 million due to reprice upward over the next four quarters, respectively.

The Company's loan growth also stemmed from a $23.8 million increase in commercial real estate loans to $91.3 million and a $1.8 million increase in construction loans to $3.7 million. The higher balance of commercial real estate loans reflects third quarter and nine-month originations of $19.4 million and $34.6 million, respectively, while the higher balance of construction loans reflects originations of $517,000 and $3.0 million in the corresponding periods. The balance of one-to-four family mortgage loans declined $30.5 million to $148.2 million despite nine-month originations of $13.9 million, including $4.0 million in the third quarter of the year.

In addition to mortgage loans, the Company originates other loans, such as home equity lines of credit, to address the needs of its customers in Queens and Nassau Counties. At September 30, 1999, the portfolio of other loans totaled $8.9 million, down from $9.8 million at December 31, 1998.

With a pipeline of $100.0 million two weeks into the fourth quarter, the Company is currently on track to exceed the volume of loans produced in 1998 by better than 40%. However, it should be noted that the Company's ability to close these loans depends on several factors, including competition for product and a change in market interest rates.

In addition, the Company is currently exploring ways of capitalizing on its capacity for mortgage loan production by offering participations to other banks. The Company anticipates that its review of available options will be completed in the fourth quarter, and that a participation program will be initiated in the first half of the year 2000.

Asset Quality

The Company maintained the high quality of its assets in the third quarter of 1999. At September 30, non-performing assets declined to $3.9 million, or 0.19% of total assets, from $5.6 million, or 0.30%, at the end of the trailing quarter, and from $6.6 million, or 0.38%, at December 31, 1998. In addition, the Company recorded its 20th consecutive quarter without any net charge-offs, reducing the average to $107,000 per year since 1987.

The improvement in asset quality stemmed from significant reductions in the levels of non-performing loans and foreclosed real estate. Specifically, non-performing loans declined to $3.8 million, or 0.22% of loans, net, at the close of the current quarter, from $5.5 million, or 0.34%, at June 30, 1999, and from $6.2 million, or 0.42%, at year-end 1998. Similarly, foreclosed real estate declined to $66,000 from $143,000 and $419,000 at the corresponding dates. The decline in foreclosed real estate reflected the sale of two properties in the third quarter, leaving one residential property to be marketed for sale.

At September 30, 1999, non-performing loans consisted of 28 mortgage loans in foreclosure totaling $3.7 million and eight loans 90 days or more delinquent totaling $185,000. All but one of the Company's non-performing loans were secured by one-to-four family homes; the Company has no non-performing construction or multi-family mortgage loans.

In view of the quality of the Company's assets, the allowance for loan losses has been maintained at $7.4 million since the reversal of $2.0 million in the first quarter of 1999. In addition to representing 193.56% of non-performing loans and 0.42% of loans, net, at September 30, 1999, the $7.4 million is equivalent to 521.11% of accumulated net charge-offs for the thirteen years ended at that date.

From time to time, properties that are classified as "non-performing" are profitably rented by the Company. When this occurs, such properties are reclassified as "investments in real estate" and included in "other assets" on the balance sheet. At September 30, 1999, the Company had 20 such investments, totaling $2.1 million and generating an 8.0% rate of return to the Bank.

For additional information, see the asset quality analysis that follows and the discussion of the provision for loan losses on pages 16 and 21 of this report.

 Asset Quality Analysis

                                                  At or For the    At or For the
                                                 Nine Months Ended  Year Ended
                                                   September 30,    December 31,
                                                      1999               1998
(dollars in thousands)                            (unaudited)
--------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                       $ 9,431            $ 9,431
Reversal of provision for loan losses                 (2,000)                --
                                                     -------            -------
Balance at end of period                             $ 7,431            $ 9,431
                                                     =======            =======

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                        $ 3,654            $ 5,530
Loans 90 days or more delinquent                         185                663
                                                     -------            -------
Total non-performing loans                             3,839              6,193
Foreclosed real estate                                    66                419
                                                     -------            -------
Total non-performing assets                          $ 3,905            $ 6,612
                                                     =======            =======

Ratios:
Non-performing loans to loans, net                      0.22%              0.42%
Non-performing assets to total assets                   0.19               0.38
Allowance for loan losses to non-performing loans     193.56             152.28
Allowance for loan losses to loans, net                 0.42               0.63
Allowance for loan losses to accumulated net
    charge-offs since 1987                            521.11             661.36

Securities Held to Maturity, Securities Available for Sale, and Money Market Investments

In addition to investing in mortgage loan originations, the Company invests selectively in securities. The Company's portfolio of securities held to maturity consists of short-term securities in the form of U.S. Government and agency obligations, while its smaller portfolio of securities available for sale consists of equity securities and mortgage-backed securities. Additional funds are invested in money market investments, typically in the form of Federal funds sold.

At September 30, 1999, the balance of securities held to maturity rose 15.0% to $175.2 million from $152.3 million at December 31, 1998. U.S. Government and agency obligations comprised $140.3 million of the September 30, 1999 total, with FHLB stock representing $34.8 million. At year-end 1998, U.S. Government and agency obligations comprised $122.9 million of the total balance, with U.S. Treasuries and FHLB stock representing $7.0 million and $22.4 million, respectively. The average maturity of securities held to maturity at September 30, 1999 was 2.5 years.

At September 30, 1999 and December 31, 1998, the respective market values of securities held to maturity were $172.2 million and $152.1 million, equivalent to 98.3% and 99.9% of carrying value at the respective dates.

The portfolio of securities available for sale rose to $11.2 million at September 30, 1999 from $4.7 million at December 31, 1998. Upon the early adoption of SFAS Nos. 133 and 137, $14.2 million in mortgage-backed securities were reclassified as securities available for sale in the second quarter of 1999.

Money market investments totaled $6.0 million at September 30, 1999, down from $19.0 million at year-end 1998.

Mortgage-backed Securities Held to Maturity

Partially reflecting the reclassification of $14.2 million in mortgage-backed securities as securities available for sale in the second quarter, the portfolio of mortgage-backed securities held to maturity declined to $2.6 million at September 30, 1999 from $19.7 million at December 31, 1998. The reduction was also due to prepayments and the absence of any new investments in mortgage-backed securities since the first quarter of 1994.

At September 30, 1999 and December 31, 1998, the respective market values of the portfolio were $2.6 million and $20.3 million, equivalent to 100.2% and 103.3% of carrying value at the corresponding dates. The average maturity of the portfolio at September 30, 1999 was 1.5 years.

Sources of Funds

The Company's funding stems primarily from the deposits it gathers, together with interest and principal payments on loans, and the interest on, and maturity of, securities. During times of increased loan demand, additional funding is derived from the Company's FHLB line of credit, which totaled $811.1 million at September 30, 1999. With a record $539.5 million in mortgage loans originated during the current nine-month period, FHLB advances rose to $699.3 million from $439.1 million at December 31, 1998.

Fueled by a $33.1 million rise in NOW and money market accounts to $103.5 million, total deposits rose $31.1 million to $1.1 billion at September 30, 1999. Savings accounts and non-interest-bearing accounts each rose $1.7 million to $275.1 million and $37.2 million, respectively, helping to offset a $5.4 million decline in CDs to $717.6 million.

The higher balance of deposits stemmed, in part, from the opening of a full-service branch office in Woodside, Queens on July 31st. More recently, the Bank opened a customer service center in Corona Heights, on October 22nd. To attract additional deposits, the Company's online banking service has been expanded to enable customers to purchase CDs online.

Market Risk and Interest Rate Sensitivity

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is matching the interest rate sensitivity of the Company's assets and liabilities in order to manage interest rate risk.

The process of assessing and managing interest rate risk is governed by policies established by senior management that are reviewed and approved by the Board of Directors. Senior management meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, and capital and liquidity, as well as to evaluate its strategic plans. As part of this process, management measures the sensitivity of net interest income to changes in interest rates; this process involves making estimations, based on certain assumptions that management believes to be reasonable. In addition to considering the relative sensitivity of assets and liabilities to changes in market interest rates, other factors considered include scheduled maturities, repricing characteristics, deposit growth and retention, and estimated cash flows.

The relative sensitivity of assets and liabilities is particularly important, as the Bank's core deposits are not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled, and generally exhibit less sensitivity to changes in interest rates than adjustable rate assets, which feature yields based on external indices; consequently, said yields tend to change in concert with market interest rates.

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

At September 30, 1999, the Company's exposure to interest rate risk was comparable to that discussed in the 1998 Annual Report to Shareholders.

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

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In the first nine months of 1999, the Company invested $539.5 million in mortgage loan originations (resulting in a net increase in loans of $277.5 million), $38.6 million in securities held to maturity, and $5.0 million in securities available for sale. These activities were funded by internal cash flows generated by the Bank's financing and operating activities. In the first nine months of 1999, the net cash provided by financing activities totaled $252.1 million, while the net cash provided by operating activities totaled $22.7 million.

The Company monitors its liquidity position on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. Together with cash and due from banks, money market investments are the Company's most liquid assets, with a combined total of $34.6 million at September 30, 1999, as compared to $46.6 million at December 31, 1998. In addition, the Company had securities available for sale of $11.2 million and $4.7 million at the corresponding dates. Additional liquidity is available through the Bank's FHLB line of credit and a $10.0 million line of credit with a money center bank.

Two weeks into the fourth quarter of 1999, the Bank had loans of $100.0 million in the pipeline, which management anticipates having sufficient funds to fulfill. In addition, CDs due to mature in one year or less from September 30, 1999 totaled $552.5 million; based on its current rate of retention, management believes that the Bank will retain a significant portion of such deposits. In the twelve months ended September 30, 1999, 90.5% of maturing CDs were, in fact, retained by the Bank.

Capital Position

Reflecting cash earnings of $34.3 million, stockholders' equity totaled $140.5 million, or 6.93% of total assets, at September 30, 1999, which was equivalent to a book value of $7.62 per share, based on 18,439,602 shares. At December 31, 1998, stockholders' equity totaled $149.4 million, or 8.55% of total assets, equivalent to a book value of $8.13 per share, based on 18,389,114 shares.

In the first nine months of 1999, the Company distributed $13.9 million in cash dividends and allocated $30.2 million toward the repurchase of 1,006,086 shares of Company stock. Under the stock repurchase program authorized by the Board of Directors on June 15, 1999, the number of shares still available for repurchase at quarter's end was 142,974.

Like the Company, the Bank has maintained a solid capital position, with regulatory capital ratios that not only exceed the minimum levels required by the FDIC but also qualify the Bank for classification as a "well capitalized" institution. At September 30, 1999, the Bank's leverage capital totaled $174.7 million, or 9.11% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $174.7 million and $181.3 million, or 13.45% and 13.96% of risk-weighted assets, respectively. The minimum Federal requirements for leverage, Tier 1 risk-based, and total risk-based capital are, respectively, 3.00%, 4.00%, and 8.00%. A well capitalized institution has a ratio of leverage capital to adjusted average assets of 4.00% or more; a ratio of Tier 1 risk-based capital to risk-weighted assets of 6.00% or more, and a ratio of total risk-based capital to risk-weighted assets of 10.00% or more.

Regulatory Capital Analysis (Bank Only)

                                                              At September 30, 1999
                                                            --------------------------

                                                                              Risk-Based Capital
                                                                            ------------------------
                                    Leverage Capital                   Tier 1                       Total
                                 ----------------------               --------                     -------
(dollars in thousands)             Amount        Ratio        Amount        Ratio          Amount         Ratio
                                 ------------  --------     ------------    -------      -----------     -------
Total savings bank equity         $  174,679      9.11%       $ 174,679      13.45%       $ 181,313       13.96%
Regulatory capital
   requirement                        57,512      3.00           51,950       4.00          103,900        8.00
                                  ----------      ----        ---------       ----        ---------        ----
Excess                            $  117,167      6.11%       $ 122,729       9.45%       $  77,413        5.96%
                                  ==========      =====       =========       ====        =========        ====

Comparison of the Three Months Ended September 30, 1999 and 1998

Earnings Summary

The Company recorded third quarter 1999 earnings of $8.8 million, or $0.46 on a diluted per share basis, an increase of $1.8 million from $7.0 million, or $0.34 diluted per share, for the third quarter of 1998. Included in the 1999 amount was an $862,000, or $0.04 per share, after-tax curtailment gain stemming from the freezing of the Bank's defined benefit pension plan. Absent this gain, the Company's third quarter 1999 core earnings rose to $7.9 million, representing a 23.5% increase in diluted core earnings per share to $0.42. The $7.9 million was equivalent to a return on average assets of 1.65% and a return on average stockholders' equity of 23.49%.

In addition, the Company's third quarter 1999 cash earnings rose to $12.3 million, or $0.65 on a diluted per share basis, representing a cash ROA and ROE of 2.56% and 36.43%. In the year-earlier quarter, the Company recorded cash earnings of $10.5 million, or $0.52 diluted per share, representing a cash ROA and ROE of 2.51% and 27.10%. Included in the 1999 cash EPS, ROA, and ROE figures is the benefit of the one-time curtailment gain mentioned above.

The Company's third quarter 1999 earnings were driven by two primary factors: a dramatic increase in mortgage loan production and a significant reduction in operating expense. Reflecting loan originations of $226.2 million during the quarter, the Company recorded a 14.3% increase in average interest-earning assets to $1.9 billion, which supported a year-over-year increase in interest income of $2.7 million to $36.8 million. The growth in interest income offset a $2.5 million rise in interest expense to $19.3 million, resulting in a $258,000 increase in net interest income, year-over-year. Despite the contraction of its spread and margin to 3.41% and 3.75%, respectively, the Company recorded net interest income of $17.6 million, as compared to $17.3 million in the year-earlier three months.

In addition to the rise in net interest income, the Company's current third quarter earnings were fueled by a $3.1 million, or 46.8%, reduction in operating expense to $3.5 million. This decrease was primarily due to a $2.9 million decline in compensation and benefits, including $1.6 million stemming from the freezing of the Bank's defined benefit pension plan. Reflecting the reduction in operating expense and the growth in net interest income, the efficiency ratio improved to 19.54% in the current third quarter and, on a cash earnings basis, to 16.08%.

The reduction in operating expense more than offset a $56,000 decline in other operating income to $581,000 and a $1.5 million increase in income tax expense to $5.8 million.

The provision for loan losses was suspended in the current third quarter, making this the 20th consecutive quarter without a provision having been made.

Cash Earnings Analysis

(in thousands, except per share data)

                                                                    For the
                                                              Three Months Ended
                                                                 September 30,
                                                               -----------------
                                                                 1999      1998
                                                               -------   -------

Net income                                                     $ 8,775   $ 6,950
Additional contributions to stockholders' equity:
    Amortization and appreciation of stock-related
      benefit plans                                                627     1,570
    Associated tax benefits                                      2,155     1,523
    Amortization of goodwill                                        --        --
    Other                                                          715       505
                                                               -------   -------
Cash earnings                                                  $12,272   $10,548
                                                               =======   =======

Cash earnings per share                                        $  0.66   $  0.55
Diluted cash earnings per share                                $  0.65   $  0.52

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

In the third quarter of 1999, interest income rose to $36.8 million from $34.1 million in the third quarter of 1998. The 7.9% increase stemmed from a $233.6 million, or 14.3%, rise in average interest-earning assets to $1.9 billion, which offset a 47-basis point decline in the average yield to 7.86%.

The growth in interest-earning assets was primarily fueled by a $214.7 million rise in the average balance of mortgage and other loans to $1.7 billion, offsetting a 51-basis point decline in the average yield to 8.06%. As a result, the interest income generated by loans rose $2.5 million, or 7.8%, to $33.9 million, representing 92.2% of total interest income in the current three-month period (unchanged from the percentage in the third quarter of 1998). The concentration of loans within the mix of interest-earning assets was virtually constant, equaling 89.9% and 89.7%, respectively, in the current and year-earlier three-month periods.

Interest income was further boosted by a $45.8 million rise in the average balance of securities to $171.5 million, offsetting a 17-basis point decline in the average yield to 6.14%. As a result, the interest income derived from securities rose $649,000 to $2.6 million, representing 7.2% of interest income in the current quarter, as compared to 5.8% in the year-earlier three months. Securities represented 9.2% of average interest-earning assets in the current quarter, up from 7.7% in the third quarter of 1998.

Money market investments generated interest income of $54,000, down $83,000 from $137,000 in the third quarter of 1998. The decrease reflects a $5.9 million decline in the average balance to $4.2 million and a 26-basis point drop in the average yield to 5.09%.

Mortgage-backed securities contributed $199,000 to total interest income, down $331,000 from the level contributed in the year-earlier three months. The reduction was the net result of a $21.0 million decline in the average balance to $12.5 million and a two-basis point rise in the average yield to 6.34%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded third quarter 1999 interest expense of $19.3 million, representing a 14.5% increase from $16.8 million in the third quarter of 1998. The $2.5 million rise was the net result of a $251.3 million, or 17.1%, increase in average interest-bearing liabilities to $1.7 billion and a 10-basis point reduction in the average cost to 4.45%.

The growth in average interest-bearing liabilities stemmed from a $185.3 million rise in the average balance of FHLB advances to $621.7 million and a combined increase of $66.0 million in the average balance of interest-bearing deposits to $1.1 billion. Coupled with a four-basis point rise in the average cost to 5.29%, the higher average balance of FHLB advances generated interest expense of $8.3 million, up $2.5 million from the year-earlier amount. FHLB advances represented 36.2% of average interest-bearing liabilities in the current third quarter and accounted for 43.0% of total interest expense. In the year-earlier quarter, the respective percentages were 29.8% and 34.3%.

CDs represented $35.9 million of the increase in average interest-bearing deposits, with an average balance of $710.3 million. Tempered by a 48-basis point decline in the average cost to 4.81%, CDs generated interest expense of $8.6 million in the current third quarter, down $386,000 from the year-earlier amount. CDs thus represented 41.3% and 46.0% of average interest-bearing liabilities in the current and year-ago third quarters, and accounted for 44.7% and 53.5%, respectively, of total interest expense.

Other funding (including savings, NOW and money market accounts, non-interest-bearing accounts, and mortgagors' escrow) rose $35.8 million to $423.7 million, producing combined interest expense of $2.4 million, as compared to $2.1 million in the year-earlier three months. The average cost of these funds was 2.24% in the current quarter, up 12 basis points.

Savings accounts generated $1.6 million in interest expense in the current three-month period, up $50,000 from the level recorded in the third quarter of 1998. The increase was the result of a $7.4 million increase in the average balance to $275.5 million and a one-basis point jump in the average cost to 2.30%. Savings accounts represented 16.0% of average interest-bearing liabilities in the current third quarter and generated 8.3% of total interest expense.

NOW and money market accounts generated interest expense of $763,000, up $268,000 from the year-earlier amount. The increase stemmed from a $22.6 million rise in the average balance to $92.6 million and a 46-basis point rise in the average cost to 3.27%. NOW and money market accounts represented 5.4% of average interest-bearing liabilities in the current third quarter and accounted for 4.0% of total interest expense.

The interest expense produced by mortgagors' escrow accounts dropped $2,000 to $6,000, the net effect of a $68,000 rise in the average balance to $17.8 million and a five-basis point decline in the average cost to 0.13%.

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

Supported by the growth in interest-earning assets, net interest income totaled $17.6 million in the current third quarter, up $67,000 from $17.5 million in the trailing quarter, and up $258,000 from $17.3 million in the third quarter of 1998. At the same time, the Company's interest rate spread and net interest margin were affected by both external rates and a significant change in the yields on the Company's assets, which reflected $1.0 billion in rate changes year-to-date. The Company's spread and margin declined to 3.41% and 3.75%, respectively, in the current third quarter, from 3.60% and 4.00% in the trailing quarter and from 3.78% and 4.22% in the third quarter of 1998.

Reflecting the current rate environment, and the pricing of the Company's recent originations, management anticipates that the contraction of spreads and margins will continue in the fourth quarter, although to a lesser extent than that experienced in the third quarter of 1999. However, it is cautioned that the direction of spreads and margins may at any time be impacted by the factors identified in the first paragraph, above.

Net Interest Income Analysis

(dollars in thousands)

                                                                      Three Months Ended September 30,
                                                                      --------------------------------
                                                               1999                                        1998
                                                               ----                                        ----
                                                                            Average                                     Average
                                                 Average                    Yield/        Average                       Yield/
                                                 Balance       Interest      Cost         Balance         Interest       Cost
                                                ----------    ----------  ----------     ----------      ----------    ----------
Assets:
  Interest-earning assets:
    Mortgage and other loans, net               $1,684,350    $   33,936        8.06%    $1,469,631      $   31,473          8.57%
    Securities                                     171,495         2,631        6.14        125,694           1,982          6.31
    Mortgage-backed securities                      12,547           199        6.34         33,549             530          6.32
    Money market investments                         4,212            54        5.09         10,155             137          5.35
                                                ----------    ----------  ----------     ----------      ----------    ----------
  Total interest-earning assets                  1,872,604        36,820        7.86%     1,639,029          34,122          8.33%
  Non-interest-earning assets                       45,470                                   44,260
                                                ----------                               ----------
  Total assets                                  $1,918,074                               $1,683,289
                                                ==========                               ==========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    NOW and money market accounts               $   92,574    $      763        3.27%    $   69,964      $      495          2.81%
    Savings accounts                               275,454         1,600        2.30        268,022           1,550          2.29
    Certificates of deposit                        710,285         8,610        4.81        674,359           8,996          5.29
    FHLB advances                                  621,718         8,284        5.29        436,410           5,774          5.25
    Mortgagors' escrow                              17,778             6        0.13         17,710               8          0.18
                                                ----------    ----------  ----------     ----------      ----------    ----------
  Total interest-bearing liabilities             1,717,809        19,263        4.45%     1,466,465          16,823          4.55%
                                                              ----------                                 ----------
    Non-interest-bearing deposits                   37,924                                   32,203
    Other liabilities                               27,590                                   28,938
                                                ----------                               ----------
    Total liabilities                            1,783,323                                1,527,606
    Stockholders' equity                           134,751                                  155,683
                                                ----------                               ----------
    Total liabilities and stockholders' equity  $1,918,074                               $1,683,289
                                                ==========                               ==========
    Net interest income/interest rate spread                  $   17,557        3.41%                    $   17,299          3.78%
                                                              ==========  ==========                     ==========    ==========
    Net interest-earning assets/net interest
      margin                                    $  154,795                      3.75     $  172,564                          4.22
                                                ==========                ==========     ==========                    ==========
  Ratio of interest-earning assets to
    interest-bearing liabilities                                              109.01                                       111.77
                                                                          ==========                                   ==========

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

The integrity of the Company's loan portfolio was maintained in the third quarter, supporting the Company's record of stellar asset quality. In addition to recording its 20th consecutive quarter without any net charge-offs, the Company maintained the fully performing status of its $1.5 billion portfolio of multi-family mortgage loans. Furthermore, the Company recorded significant declines in the levels of non-performing loans and foreclosed real estate, resulting in a $2.7 million reduction in non-performing assets, to $3.9 million, since year-end 1998. Non-performing loans declined to $3.8 million, or 0.22% of loans, net, at September 30, 1999, from $6.2 million, or 0.42% of loans, net, at December 31st. Foreclosed real estate declined to $66,000 from $419,000 at the corresponding dates.

Consequently, the provision for loan losses was suspended for the 20th consecutive quarter, maintaining the allowance for loan losses at $7.4 million, or 193.56% of non-performing loans and 0.42% of loans, net. Reflecting the historic strength of the Company's assets, the $7.4 million allowance represents 521.11% of accumulated net charge-offs for the past thirteen years.

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

In the third quarter of 1999, other operating income totaled $581,000, as compared to $637,000 in the year-earlier three months. The $56,000 decline stemmed from a $7,000 drop in fee income to $469,000 and a $49,000 decline in other income to $112,000.

As a means of enhancing other operating income, the Company is reviewing proposals from various firms that offer alternative investment products. Beginning next year, such products will be sold through the Company's branch network, generating fee income as a result.

As reported in the Company's 1998 Annual Report to Shareholders, the Company entered into a contract under which the land adjoining its headquarters will be profitably developed for commercial use. At this time, it appears that the financial benefits of this transaction will begin to be reflected in the Company's financial statements in the year 2000.

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

The Company's third quarter 1999 earnings were substantially fueled by a 46.8% reduction in operating expense to $3.5 million, or 0.74% of average assets, from $6.7 million, or 1.58% of average assets, in the third quarter of 1998. Included in the $3.1 million decline was a $2.9 million reduction in compensation and benefits expense to $1.7 million, of which $1.6 million stemmed from the freezing of the Bank's defined benefit pension plan at quarter's end. Also included in third quarter 1999 compensation and benefits expense was $627,000 stemming from the amortization and appreciation of shares held in the Company's stock-related benefit plans, down from $1.6 million in the year-earlier three months.

Third quarter 1999 operating expense also benefited from a $207,000 reduction in occupancy and equipment expense to $453,000 and an $83,000 reduction in other operating expense to $130,000. These reductions more than offset a $44,000 rise in G&A expense to $1.2 million.

Reflecting the reduction in operating expense and the growth in net interest income, the Company recorded an efficiency ratio of 19.54%, in the current third quarter, as compared to 37.13% in the third quarter of 1998. On a cash earnings basis, the comparison is more dramatic, with the Company recording a cash efficiency ratio of 16.08% in the current third quarter versus 28.38% in the year-earlier three months.

The Company had 293 full-time equivalent employees at September 30, 1999.

Income Tax Expense

Income tax expense rose to $5.8 million in the third quarter of 1999 from $4.3 million in the third quarter of 1998. The $1.5 million increase stemmed from a $3.3 million rise in pre-tax income to $14.6 million and a 150-basis point uptick in the effective tax rate to 39.9%. Also reflected in third quarter 1999 income tax expense were $2.2 million in plan-related items, as compared to $1.5 million in the year-earlier three months. While these items represent a charge against GAAP earnings, they were added back to stockholders' equity at September 30th.

Comparison of the Nine Months Ended September 30, 1999 and 1998

Earnings Summary

The Company's earnings rose to $24.5 million, or $1.28 on a diluted per share basis, in the first nine months of 1999 from $19.8 million, or $0.97 diluted per share, in the first nine months of 1998. In addition to the one-time curtailment gain in the third quarter, the nine-month 1999 amount includes a net benefit of $1.1 million, or $0.06 per share, stemming from the reversal of $2.0 million from the allowance for loan losses in the first quarter of the year. Absent the net benefit of the reversal and the curtailment gain, the Company's core nine-month earnings rose to $22.5 million, representing a 21.6% increase in diluted core earnings per share to $1.18. The $22.5 million provided returns on average assets and average stockholders' equity of 1.66% and 22.00%, respectively.

The Company's cash earnings rose to $34.3 million, or $1.80 diluted per share, in the current nine-month period from $32.5 million, or $1.59 diluted per share, in the year-earlier nine months. The $34.3 million provided a cash return on average assets of 2.52% and a cash return on average stockholders' equity of 33.48%.

The increase in nine-month earnings, like the increase in the third quarter, stemmed from dramatic loan growth and expense control. Reflecting the origination of $539.5 million in loans during the nine-month period, interest income rose $5.1 million to $104.9 million, offsetting a $4.8 million increase in interest expense to $53.3 million. Despite the narrowing of its spread and margin, the Company recorded a $306,000 increase in net interest income to $51.6 million for the nine months ended September 30, 1999.

Earnings were also fueled by a 25.4% reduction in operating expense to $15.0 million, from $20.1 million in the year-earlier nine months. The $5.1 million decline primarily stemmed from a $4.9 million reduction in compensation and benefits expense to $9.3 million, including a savings of $1.6 million pursuant to the freezing of the Company's defined benefit pension plan. Reflecting the higher level of net interest income and the reduction in operating expense, the efficiency ratio improved to 28.07%.

These favorable factors served to offset a $337,000 decline in other operating income to $1.7 million and a $2.4 million increase in income tax expense to $15.9 million. The decline in other operating income was the combined result of a $265,000 reduction in fee income and a $72,000 reduction in other income from the year-earlier amounts. The higher level of income tax expense primarily reflects a $7.1 million rise in pre-tax income to $40.4 million.

Cash Earnings Analysis

(in thousands, except per share data)
                                                                  For the
                                                             Nine Months Ended
                                                                September 30,
                                                              1999         1998
                                                            -------      -------
Net income                                                  $24,460      $19,828
Additional contributions to stockholders' equity:
    Amortization and appreciation of stock-related
      benefit plans                                           1,950        5,073
    Associated tax benefits                                   5,747        6,150
    Amortization of goodwill                                     --           --
    Other                                                     2,145        1,414
                                                            -------      -------
Cash earnings                                               $34,302      $32,465
                                                            =======      =======

Cash earnings per share                                     $  1.84      $  1.68
Diluted cash earnings per share                             $  1.80      $  1.59

Interest Income

The Company recorded interest income of $104.9 million in the first nine months of 1999, up $5.1 million from $99.8 million in the first nine months of 1998. The increase was the net result of a $175.9 million rise in the average balance of interest-earning assets to $1.8 billion and a 44-basis point decline in the average yield to 7.90%.

The higher level of interest-earning assets was triggered by the record level of mortgage loan originations, which boosted the average balance of mortgage and other loans to $1.6 billion, a year-over-year increase of $153.5 million, or 10.7%. Offsetting a 46-basis point decline in the average yield to 8.12%, the higher average balance of loans generated interest income of $96.4 million, up $4.4 million from the year-earlier amount. Mortgage and other loans represented 89.5% of average interest-earning assets and provided 91.9% of interest income in the current nine-month period.

The growth in interest income was further fueled by a $1.8 million increase in the interest income provided by securities to $7.2 million, the net effect of a $45.9 million rise in the average balance to $159.2 million and a 30-basis point reduction in the average yield to 6.06%. Securities thus represented 9.0% of average interest-earning assets and generated 6.9% of interest income year-to-date.

Mortgage-backed securities generated interest income of $830,000 in the current nine-month period, as compared to $1.9 million in the year-earlier nine months. The $1.1 million decline was the net result of a $25.0 million reduction in the average balance to $16.2 million, and a 54-basis point increase in the average yield to 6.83%.

Money market investments contributed $387,000 to interest income in the current nine-month period, up a nominal $4,000 from the year-earlier amount. The increase was the net effect of a $1.5 million rise in the average balance to $11.1 million and a 66-basis point reduction in the average yield to 4.67%.

Interest Expense

Interest expense rose to $53.3 million in the first nine months of 1999 from $48.5 million in the first nine months of 1998. The $4.8 million increase was the net effect of a $195.7 million rise in the average balance of interest-bearing liabilities to $1.6 billion and a 16-basis point reduction in the average cost to 4.41%.

The growth in interest-bearing liabilities primarily stemmed from a $133.4 million rise in the average balance of FHLB advances to $517.1 million and a $62.3 million increase in the combined average balance of interest-bearing deposits to $1.1 billion. Tempered by a 13-basis point drop in the average cost to 5.26%, the higher average balance of FHLB advances produced interest expense of $20.4 million, up $4.9 million from the year-earlier amount. FHLB advances represented 32.0% of average interest-bearing liabilities in the current nine-month period and generated 38.2% of total interest expense. The concentrations were lower in the prior nine-month period, amounting to 27.0% and 31.9%, respectively.

CDs produced interest expense of $26.5 million, down $315,000 from the year-earlier level, the net effect of a $47.8 million increase in the average balance to $722.1 million and a 42-basis point reduction in the average cost to 4.90%. CDs represented 44.7% of interest-bearing liabilities and produced 49.7% of interest expense in the current nine-month period, down from 47.5% and 55.3%, respectively, in the year-earlier nine months.

Other funding (savings accounts, NOW and money market accounts, non-interest-bearing accounts, and mortgagors' escrow) generated interest expense of $6.4 million, up $204,000, the net result of a $19.8 million increase in the average balance and a four-basis point reduction in the average cost of such funds to 2.07%. Specifically, savings accounts generated interest expense of $4.7 million, up $64,000 from the level recorded in the first nine months of 1998. The increase was the net effect of a $6.0 million increase in the average balance to $274.2 million and a one-basis point drop in the average cost to 2.31%.

NOW and money market accounts generated interest expense of $1.7 million, up $155,000 from the year-earlier amount. The increase was the result of a $6.7 million rise in the average balance to $76.6 million and a two-basis point rise in the average cost to 2.90%.

Mortgagors' escrow generated interest expense of $21,000, as compared to $36,000 in the year-earlier nine months. The decrease was the net effect of a $1.8 million increase in the average balance to $24.6 million and a 10-basis point drop in the average cost to 0.11%.

Net Interest Income

Net interest income rose to $51.6 million for the first nine months of 1999 from $51.3 million for the first nine months of 1998. The $306,000 increase was supported by the $175.9 million, or 11.0%, rise in the average balance of interest-earning assets to $1.8 billion, which helped to counteract reductions of 28 and 40 basis points, respectively, in the Company's interest rate spread and net interest margin to 3.49% and 3.89%.

Net Interest Income Analysis
(dollars in thousands)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                  1999                                     1998
                                                                  ----                                     ----
                                                                            Average                                   Average
                                                    Average                 Yield/        Average                      Yield/
                                                    Balance     Interest     Cost         Balance        Interest      Cost
                                                    -------     --------     ----         -------        --------      ----
Assets:
  Interest-earning assets:
     Mortgage and other loans, net                $1,583,591   $   96,424     8.12%      $1,430,094      $   92,041      8.58%
     Securities                                      159,165        7,230     6.06          113,293           5,408      6.36
     Mortgage-backed securities                       16,213          830     6.83           41,169           1,942      6.29
     Money market investments                         11,086          387     4.67            9,608             383      5.33
                                                  ----------   ----------    -----       ----------      ----------      ----
  Total interest-earning assets                    1,770,055      104,871     7.90%       1,594,164          99,774      8.34%
  Non-interest-earning assets                         45,324                                 43,972
                                                  ----------                             ----------
  Total assets                                    $1,815,379                             $1,638,136
                                                  ==========                             ==========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
     NOW and money market accounts                $   76,608   $    1,663     2.90%      $   69,925      $    1,508      2.88%
     Savings accounts                                274,233        4,729     2.31          268,280           4,665      2.32
     Certificates of deposit                         722,107       26,490     4.90          674,259          26,805      5.32
     FHLB advances                                   517,071       20,358     5.26          383,698          15,456      5.39
     Mortgagors' escrow                               24,608           21     0.11           22,813              36      0.21
                                                  ----------   ----------   ------       ----------      ----------      ----
  Total interest-bearing liabilities               1,614,627       53,261     4.41%       1,418,975          48,470      4.57%
                                                               ----------                                ----------
  Non-interest-bearing deposits                       36,707                                 31,319
  Other liabilities                                   27,425                                 27,685
                                                  ----------                             ----------
  Total liabilities                                1,678,759                              1,477,979
  Stockholders' equity                               136,620                                160,157
                                                  ----------                             ----------
  Total liabilities and stockholders' equity      $1,815,379                             $1,638,136
                                                  ==========                             ==========
  Net interest income/interest rate spread                     $   51,610     3.49%                      $   51,304      3.77%
                                                               ==========   ======                       ==========    ======
  Net interest-earning assets/net interest
     margin                                       $  155,428                  3.89       $  175,189                      4.29
                                                  ==========                ======       ==========                    ======
  Ratio of interest-earning assets to
     interest-bearing liabilities                                           109.63                                     112.35
                                                                            ======                                     ======

Provision for Loan Losses

Reflecting the quality of the Company's loans and the extent of coverage provided, the Company reversed $2.0 million from the allowance for loan losses in the first quarter of 1999. The net benefit of the reversal was $1.1 million, or $0.06 per share.

In addition, the Company has suspended the provision for loan losses for twenty consecutive quarters, having last set aside a provision in the third quarter of 1995.

For additional information regarding asset quality and the provision for loan losses, see the respective discussions on pages 9 and 16 of this report.

Other Operating Income

Other operating income totaled $1.7 million in the first nine months of 1999, down from $2.1 million in the first nine months of 1998. The $337,000 decline was the result of a $265,000 decrease in fee income to $1.4 million and a $72,000 decrease in other income to $322,000. The higher level of fee income in 1998 primarily stemmed from prepayment penalties during a time of heightened refinancing activity.

Operating Expense

The Company's nine-month 1999 earnings were substantially fueled by a 25.4% reduction in operating expense to $15.0 million, or 1.10% of average assets, from $20.1 million, or 1.63% of average assets, in the nine months ended September 30, 1998.

The $5.1 million decline in operating expense primarily stemmed from a $4.9 million, or 34.3%, reduction in compensation and benefits expense to $9.3 million, including a savings of $1.6 million pursuant to the freezing of the Company's defined benefit pension plan in the third quarter of the year. In addition, compensation and benefits expense reflects a year-to-date reduction of $3.1 million pursuant to a change in the Company's stock-related benefit plans that was initiated in the first quarter of 1999. This change will continue to benefit compensation and benefits expense in future periods.

The decline in operating expense also reflects a $313,000 decrease in occupancy and equipment expense to $1.6 million and a $126,000 drop in other operating expense to $341,000. These improvements more than offset a $190,000 increase in G&A expense to $3.7 million.

Reflecting the reduction in operating expense and the higher level of net interest income, the Company's efficiency ratio improved to 28.07% in the current nine-month period from 37.63% in the year-earlier nine months. On the basis of cash earnings, the efficiency ratio improved to 24.41% from 28.12%.

Income Tax Expense

Income tax expense rose $2.4 million to $15.9 million in the first nine months of 1999, reflecting a $7.1 million increase in pre-tax income to $40.4 million. Included in year-to-date income tax expense was $5.7 million in plan-related items, as compared to $6.2 million in the first nine months of 1998. The effective tax rate was 39.4% in the current nine-month period, and 40.4% in the year-earlier nine months.

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

To ensure that the Bank is fully operational at the onset of the Year 2000, the Bank has been actively engaged in preparations for this event. These preparations, which are discussed in the Company's 1998 Annual Report to Shareholders, include the following:

      . In 1997, all internal systems were modified or replaced with Year 2000-compliant systems;

      . In 1998, the Bank completed its assessment of its external systems and the development of contingency plans for each system used;

      . Testing of the Bank's mission-critical loan and deposit systems was initiated in the fourth quarter of 1998 and completed in the second quarter of 1999;

      . The Bank has received written assurances that these systems, and the software it is licensed to use, will be Year 2000 compliant by the third quarter of 1999. In the event that they are not, the Company's primary service provider--a nationally recognized provider of data processing services--has arranged for another third-party vendor, which has successfully completed its Year 2000 testing, to provide the Bank with data processing services;

      . The Bank completed its Business Resumption Plan in accordance with Federal and State regulatory guidelines in the second quarter of 1999.

The costs involved in preparing for the Year 2000 have consistently been charged against earnings as they have been incurred. The Company estimates that total costs related to this project will not exceed $100,000. To date, approximately three-quarters of the estimated costs have already been expensed.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 16 - 18 of the Company's 1998 Annual Report to Shareholders, filed on March 19, 1999. As of September 30, 1999, there was no material change in the Company's market risk profile since the 1998 Annual Report was filed.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                           PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations, or cash flows.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On October 19, 1999, the Board of Directors declared a quarterly cash dividend of 25 cents per share, payable on November 15, 1999 to shareholders of record at the close of business on November 1, 1999.

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

                                              Queens County Bancorp, Inc.


DATE: November 9, 1999                        BY:  /s/ Joseph R. Ficalora
      ----------------                             ----------------------
                                                   Joseph R. Ficalora
                                                   Chairman, President, and
                                                   Chief Executive Officer
                                                   (Duly Authorized Officer)


                                              BY:  /s/ Robert Wann
                                                   -----------------------------
                                                   Robert Wann
                                                   Senior Vice President,
                                                   Comptroller, and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)