Form 10-K405
period 1999-12-31
QUEENS COUNTY BANCORP INC
filed 2000-03-29
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1999
Commission File Number 0-22278

                           QUEENS COUNTY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        06-1377322
---------------------------------                      -------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                   38-25 Main Street, Flushing, New York  11354
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

(Registrant's telephone number, including area code) (718) 359-6400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

As of March 15, 2000, the aggregate market value of the shares of common stock of the registrant outstanding was $350,445,175, excluding 2,963,336 shares held by all directors and executive officers of the registrant. This figure is based on the closing price by The Nasdaq Stock Market for a share of the registrant's common stock on March 15, 2000, which was $19.625 as reported in The Wall Street Journal on March 16, 2000. The number of shares of the registrant's common stock outstanding as of March 15, 2000, was 20,820,415 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000 and the 1999 Annual Report to Shareholders are incorporated herein by reference - Parts I, II, and III.

                              CROSS REFERENCE INDEX

                                     PART I

                                                                            Page
                                                                            ----

Item 1.     Business                                                          1
                Description of Business                                       1
                Statistical Data:
                     Mortgage and Other Lending Activities                   19
                     Loan Maturity and Repricing                             20
                     Summary of Allowance for Loan Losses                    21
                     Composition of Mortgage and Other Loan Portfolio        22
                     Securities and Mortgage-backed Securities Portfolio     23
Item 2.     Properties                                                       24
Item 3.     Legal Proceedings                                                25
Item 4.     Submission of Matters to a Vote of Security Holders              25

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
                Matters                                                      25
Item 6.     Selected Financial Data                                          25
Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                     25
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       25
Item 8.     Financial Statements and Supplementary Data
                Queens County Bancorp, Inc. and Subsidiary:
                     Independent Auditors' Report                            25
                     Consolidated Statements of Financial Condition          25
                     Consolidated Statements of Income                       25
                     Consolidated Statements of Changes in Shareholders'
                        Equity                                               25
                     Consolidated Statements of Cash Flows                   25
Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          26

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant               26
Item 11.    Executive Compensation                                           26
Item 12.    Security Ownership of Certain Beneficial Owners and Management   26
Item 13.    Certain Relationships and Related Transactions                   26

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K                                                     26

Signatures

                                     PART I

ITEM 1. BUSINESS

      Queens County Bancorp, Inc. (the "Company") was incorporated in the State of Delaware on July 20, 1993 as the holding company for Queens County Savings Bank (the "Bank"). The Company acquired all of the stock of the Bank upon its conversion from a New York State-chartered mutual savings bank to a New York State-chartered stock savings bank on November 23, 1993. The information and consolidated financial statements in this Form 10-K report relate principally to the Company's wholly-owned subsidiary, Queens County Savings Bank, through which the Company conducts its principal business activity.

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

General

      The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, in the origination of mortgage loans on multi-family properties and one-to-four family homes. To a lesser extent, the Bank also originates commercial real estate loans, construction loans, home equity loans, and other consumer loans. In addition, the Bank invests in U.S. Treasury and Government agency securities and other investment securities. The Bank's revenues are derived primarily from interest on its mortgages and other loans, its mortgage-backed securities portfolio, and the interest and dividends earned on its securities. The Bank's primary sources of funds are deposits, amortization and prepayments of loans, and amortization, prepayments, and maturities of mortgage-backed and investment securities. In addition, the Company draws on its line of credit with the Federal Home Loan Bank of New York ("FHLB-NY") in times of above-average loan demand.

      The Company's objective of enhancing the value of its shares has been accomplished through the implementation of stock repurchase programs, five stock splits, the payment of quarterly cash dividends to shareholders, and by maintaining a high level of asset quality and a strong capital position through the generation of stable earnings. Since October 1994, the Company has announced nine stock repurchase authorizations and increased its Treasury stock, net of options exercised, to 9,960,566, or 32% of the shares issued at its initial public offering on November 23, 1993. At March 15, 2000, the total number of shares outstanding was 20,820,415 as compared to 21,010,127 at December 31, 1999.

Market Area and Competition

      The Bank is a community-oriented financial institution offering a wide variety of financial products and services to meet the needs of the communities it serves. Headquartered in the heart of Flushing, New York, in the Borough of Queens, the Bank currently operates ten full-service branch offices and three customer service centers in Queens and an eleventh branch office in Nassau County. The Bank's deposit gathering base is concentrated in the communities surrounding its offices, while its primary lending area extends throughout the greater metropolitan New York area. Most of the Bank's mortgage loans are secured by properties located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County.

      The New York City metropolitan area has historically been home to a significant number of corporations, including those within the manufacturing and financial services industries.

      The Bank faces significant competition both in making loans and in attracting deposits. Its market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations, mortgage banking companies, and insurance companies. Additionally, the Bank faces competition from other non-traditional financial service companies and due to the advent of the Internet, faces competition on a nationwide basis from companies that solicit loans and deposits over the Internet.

Competition is likely to increase as a result of recent regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and the entrance into the financial services market by non-traditional and non-depository financial services providers, including insurance companies and securities brokerage and underwriting firms. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 83.72% of the Bank's loan portfolio at year-end 1999. Management anticipates that competition for both multi-family and one-to-four family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of lending activity.

Lending Activities

      Loan and Mortgage-backed Securities Portfolio Composition. The Bank's loan portfolio consists primarily of multi-family mortgage loans on both rental and cooperative apartment buildings, and conventional first mortgage loans secured by one-to-four family homes. To a lesser extent, the Bank also originates commercial real estate loans, construction loans, and home equity and other consumer loans. At December 31, 1999, the Bank's gross loan portfolio totaled $1,610.5 million, of which $1,348.4 million, or 83.72%, were multi-family mortgage loans, and $152.6 million, or 9.48%, were one-to-four family first mortgage loans. Of the total mortgage loan portfolio at year-end 1999, 90.64% were adjustable rate loans and 9.36% were fixed-rate loans. The Bank's mortgage loan portfolio also included $96.0 million in commercial real estate loans and $4.8 million in construction loans. In addition, the Bank had $4.9 million in cooperative apartment loans, $1.3 million in home equity loans generally secured by second liens on real property, and $2.5 million in other consumer loans at December 31, 1999.

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

      The Bank has invested in a variety of mortgage-backed securities, substantially all of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA"). At December 31, 1999, mortgage-backed securities totaled $2.0 million, or 0.10% of total assets. The market value of such securities was approximately $2.1 million at December 31, 1999. All were held to maturity.

      Loan Originations, Purchases, Sales, and Servicing. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed-rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Generally, the Bank does not purchase whole mortgage loans or loan participations. It is the Bank's current policy to sell all newly originated fixed-rate one-to-four family mortgage loans to Savings Bank Life Insurance ("SBLI"), the Federal National Mortgage Association ("FNMA"), the State of New York Mortgage Agency ("SONYMA"), and other secondary market purchasers. ARM loans are retained for the Bank's portfolio. For the fiscal years December 31, 1999 and 1998, originations of new ARM loans totaled $563.9 million and $424.0 million, respectively, or 92.32% and 93.09%, of all mortgage loan originations. Originations of fixed-rate loans totaled $46.9 million and $28.2 million, respectively, for the same periods, while sales of ARM loans and fixed-rate loans totaled $213.6 million and $8.8 million, respectively, for those periods. The Bank generally sells all loans and retains the servicing rights of such loans. As of December 31, 1999, the Bank was servicing $236.0 million in loans for others. The Bank is generally paid a fee up to 0.25% for servicing loans sold, except the loans serviced for FHLB-NY.

      Multi-Family Lending. The Bank originates multi-family loans (defined as loans on properties with five or more units), which are secured by rental or cooperative apartment buildings located primarily in the greater New York metropolitan area. At December 31, 1999, the Bank's portfolio of multi-family mortgage loans totaled $1,348.4 million, representing 83.72% of the total loan portfolio. Of this total, $892.6 million, or 56%, were secured by rental apartment buildings and $455.8 million, or 28%, were secured by underlying mortgages on cooperative apartment buildings.

      Such loans are generally originated for terms of 10 years at a rate of interest that adjusts to the prime rate of interest, as reported in The New York Times, plus a margin of 100 basis points, in each of years six through ten. In 1999, the majority of the Bank's multi-family mortgage loan originations featured a fixed-rate for the first five years of the credit; prepayment penalties range from five points to two over the first five years of the loan. At year-end 1999, 95% of the Bank's multi-family mortgage loans were adjustable rate credits, including $1.281 billion that are due to adjust in 2000. Properties securing multi-family mortgage loans are appraised either by appraisers employed by the Bank or by independent appraisers approved by the Bank.

      In originating such loans, the Bank bases its underwriting decisions primarily on the net operating income generated by the property in relation to the debt service. The Bank also considers the financial resources of the borrower, the borrower's experience in owning or managing similar property, the market value of the property, and the Bank's lending experience with the borrower. The Bank generally requires minimum debt service ratios of 120% on multi-family properties. In addition, the Bank requires a security interest in the personal property at the premises and an assignment of rents.

      The Bank's largest concentration of loans to one borrower at December 31, 1999 consisted of 12 loans secured by 12 multi-family properties located in the Bank's primary market area. These loans were made to several borrowers who are deemed to be related for regulatory purposes. As of December 31, 1999, the outstanding balance of these loans totaled $24.6 million and, as of such date, all such loans were performing in accordance with their terms. The Bank's concentration of such loans did not exceed its "loans-to-one-borrower" limitation. See "Loans to One-Borrower-Limitations."

      Loans secured by multi-family properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by multi-family buildings are generally dependent on the income produced by such properties which, in turn, is dependent on the successful operation or management of the properties; accordingly, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the local economy. The Bank seeks to minimize these risks through its underwriting policies, which restrict new originations of such loans to the Bank's primary lending area and require such loans to be qualified on the basis of the property's net income and debt service ratio. Since 1987, one loan on a multi-family property located outside of the primary lending area was foreclosed upon and subsequently sold.

      One-to-Four Family Mortgage Lending. The Bank offers first mortgage loans secured primarily by owner-occupied, one-to-four family residences, including condominium loans, located in its primary lending area. The Bank offers both fixed-rate and ARM loans with maturities of up to 30 years, to a maximum amount of $500,000. The Bank's one-to-four family mortgage loan originations are generally made to existing or past customers and members of the local community, and through referrals from local attorneys, realtors, and independent mortgage brokers. With the exception of limited documentation loans, one-to-four family residential mortgage loans are generally underwritten to FNMA and other agency guidelines. At December 31, 1999, $152.6 million, or 9.48% of the Bank's loan portfolio, consisted of one-to-four family mortgage loans.

      Since 1985, full documentation mortgage loans have been offered in amounts up to 75% of the lower of the appraised value or sales price of the property, or up to 85% with private mortgage insurance. The Bank has originated one-to-four family loans without verification of the borrower's level of income and, in many instances, without verification of financial assets, basing approval on a credit report and property appraisal alone. The Bank originates such limited documentation loans with full asset verification on properties located within its Community Reinvestment Act ("CRA") market area with loan-to-value ratios of up to 75% of the lower of the appraised value or the sales price of the property. All other limited documentation loans are originated with loan-to-value ratios of up to 70% of the lower of the appraised value or sales price of the property. A majority of the Bank's one-to-four family loan originations during 1999 and 1998 were limited documentation loans. These loans involve a higher degree of risk of default as compared to full documentation one-to-four family mortgage loans. In recognition of this risk, the Bank is stringent in its review and verification of the borrower's credit. In addition, it primarily utilizes staff appraisers to perform real estate appraisals and charges a higher rate of interest on such loans. The Bank's $3.1 million in non-performing loans at December 31, 1999 was comprised of one-to-four family loans. Since 1990, the Bank has foreclosed on 51 one-to-four family residential properties; one property with a carrying value of $66,000 remained in foreclosed real estate as of December 31, 1999.

      The Bank currently offers ARM loans secured by one-to-four family residential properties that adjust every one, two, or three years. The interest rate on such loans fluctuates, based upon a spread above either the Federal Housing Finance Board rate or the average yield on U. S. Treasury securities, adjusted to a constant maturity, which corresponds to the adjustment period of the loan (the "U. S. Treasury constant maturity index"), as published weekly by the Federal Reserve Board. Rates on ARM loans are generally subject to limitations on interest rate increases to a 2% to 3% adjustment per period and an aggregate adjustment of 6% over the life of the loan. Accordingly, increases in interest rates and the resulting cost of funds in a rapidly rising interest rate environment could exceed the cap levels on these loans and negatively impact net interest income. In the years ended December 31, 1999 and 1998, the Bank originated $1.4 million and $365,000, respectively, in one-to-four family ARM loans.

      The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences, and availability of funds. During 1999, demand for ARM loans was impacted by the low interest rate environment and consumer preference for fixed-rate loans. Accordingly, although the Bank will continue to offer ARM loans, there can be no assurance that the Bank will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans in the future.

      The retention of ARM loans in the Bank's loan portfolio, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, ARM loans generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because, as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risk, borrowers of ARM loans are qualified at the Bank's current offering rate for fixed-rate loans, but not less than 7.0%. The Bank has not originated in the past, nor does it currently originate, ARM loans that provide for negative amortization.

      The Bank currently offers fixed-rate mortgage loans with terms of 15 to 30 years secured by one-to-four family residences. Interest rates charged on fixed-rate loans are competitively priced, based on market conditions. The Bank originates fixed-rate loans for sale in amounts of up to 75% of the lower of the appraised value or the sales price of the property, with private mortgage insurance required for loans in excess of 80%. Fixed-rate loans are made in amounts up to the maximum amount permitted by FNMA, FHLMC, and SONYMA guidelines. For the years ended December 31, 1999 and 1998, the Bank originated $4.2 million and $3.4 million, respectively, in fixed-rate one-to-four family mortgage loans.

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

      The Bank generally sells its newly originated conforming one-to-four family fixed-rate mortgage loans in the secondary market to SBLI and such Federal and State agencies as FNMA, SONYMA, and other secondary market purchasers, while generally retaining the servicing rights on all such loans sold. In the twelve months ended December 31, 1999, the Bank sold loans totaling $213.6 million, including $211.6 million of multi-family loans sold to the FHLB-NY. As of December 31, 1999, the Bank's portfolio of loans serviced for others totaled $236.0 million. The Bank intends to continue to sell all of its newly originated fixed-rate one-to-four family mortgage loans as a means of managing its interest rate risk; however, no assurances can be made that the Bank will be able to do so in the future.

      Commercial Real Estate Lending. The Bank offers commercial real estate loans that are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings. At December 31, 1999, the Bank had loans secured by commercial real estate of $96.0 million, comprising 5.96% of the Bank's total loan portfolio. Commercial real estate loans may be originated in amounts of up to 65% of the appraised value of the mortgaged property. Such loans are typically made for terms of ten years with interest rates charged in the same manner as the Company's loans. To originate commercial real estate loans, the Bank requires one or more of the following: personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised either by appraisers employed by the Bank or by independent appraisers approved by the Bank. At December 31, 1998, such loans totaled $67.5 million.

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

      Construction Lending. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and, to a lesser extent, multi-family properties. The Bank's policies provide that construction loans may be made in amounts of up to 70% of the appraised value of the project. The maximum loan amount is $3.0 million. The Bank generally has provided construction loans only as an accommodation to existing customers and does not actively solicit such loans. The Bank generally requires personal guarantees and a permanent loan commitment. Construction loans are made with adjustable rate terms of up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent end loans originated by the Bank at the end of the construction period or upon the borrower receiving permanent financing from another financial institution. As of December 31, 1999, the Bank had $4.8 million, or 0.30%, of its total loan portfolio invested in construction loans. The Bank does not currently intend to increase the level or ratio of its construction loans to total loans.

      Other Lending. The Bank also offers other full documentation loans, primarily cooperative apartment, home equity, student, and passbook loans. Other loans outstanding at December 31, 1999 totaled $8.7 million, or 0.54% of the Bank's loan portfolio and included cooperative apartment loans of $4.9 million, or 55.55%. The Bank's home equity loan extends a line of credit ranging from a minimum of $10,000 to a maximum of $400,000. The credit line, when combined with the balance of the first mortgage lien, may not exceed 70% of the appraised value of the property at the time of the loan commitment. Home equity loans outstanding at December 31, 1999 totaled $1.3 million, against total available credit lines of $3.3 million.

      Loan Approval Authority and Underwriting. The Board of Directors establishes lending authority for individual officers for its various loan products. For one-to-four family mortgage loans, including cooperative apartment and condominium loans, the Senior Vice President, Mortgages has the authority to approve loans in amounts of up to $300,000. Any two executive officers have the authority to issue commitments on one-to-four family loans in amounts up to $400,000. Any one-to-four family loan in excess of $400,000 must be approved by the Mortgage and Real Estate Committee. For multi-family and commercial real estate loans, the Mortgage and Real Estate Committee must approve all loans. A loan in excess of $3.0 million must be approved by the Executive Committee; as of December 31, 1999, the Bank had 56 loans in excess of $3.0 million, with the highest amount being $11.7 million.

      In the case of full documentation one-to-four family mortgage loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is requested, and the borrower's income, assets, and certain other information are verified. If necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required, and currently is performed by staff or independent certified appraisers designated and approved by the Board of Directors. It is the Bank's policy to obtain appropriate insurance protection, including title insurance, on all real estate mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance, and private mortgage insurance, when applicable. Limited documentation loans are underwritten according to the same guidelines, except that no income and, in many instances, no financial asset verification is performed. The Bank has originated limited documentation loans in response to the characteristics and demands of its primary market area. The majority of such loans have been originated within the primary market area served by the Bank.

      Non-performing Loans and Foreclosed Assets. The Bank had $3.1 million in loans 90 days or more delinquent at December 31, 1999, consisting of 33 one-to-four family mortgage loans with an average principal balance of approximately $94,000. Management does not currently expect to incur significant losses on its non-performing mortgage loans based on current market values.

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

      When loans are designated as "in foreclosure", the accrual of interest and amortization of origination fees continues up to net realizable value less the transaction cost of disposition. During the years ended December 31, 1999, 1998, and 1997, the amounts of additional interest income that would have been recorded on mortgage loans in foreclosure, had they been current, totaled $70,000, $150,000 and $161,000 respectively. These amounts were not included in the Bank's interest income for the respective periods.

      The following table sets forth information regarding all mortgage loans in foreclosure, loans which are 90 days or more delinquent, and foreclosed real estate at the dates indicated. At December 31, 1999, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" as amended by SFAS No. 114.

                                                    At December 31,

                                    1999       1998       1997       1996       1995
                                   -------    -------    -------    -------    -------
(dollars in thousands)
Mortgage loans in foreclosure      $ 2,886    $ 5,530    $ 6,121    $ 6,861    $ 4,929
Loans 90 days or more delinquent
    and still accruing interest        222        663      1,571      2,798      2,864
                                   -------    -------    -------    -------    -------
Total non-performing loans           3,108      6,193      7,692      9,659      7,793
                                   -------    -------    -------    -------    -------

Foreclosed real estate                  66        419      1,030        627        774
                                   -------    -------    -------    -------    -------
Total non-performing assets        $ 3,174    $ 6,612    $ 8,722    $10,286    $ 8,567
                                   =======    =======    =======    =======    =======
Total non-performing loans to
    loans, net                        0.19%      0.42%      0.55%      0.84%      0.78%
Total non-performing assets to
    total assets                      0.17       0.38       0.54       0.76       0.69

      Management monitors non-performing loans and, when deemed appropriate, writes down such loans to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans.

      At December 31, 1999, foreclosed real estate was comprised of one residential property with an aggregate carrying value of $66,000. The Bank generally conducts appraisals on all properties securing mortgage loans in foreclosure, and foreclosed real estate as deemed appropriate and, if necessary, charges off any declines in value at such times. Based upon management's estimates as to the timing of, and expected proceeds from, the disposition of these loans, no material loss is currently expected to be incurred.

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

Allowance for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the regional and national economies. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the current market value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the valuation of foreclosed real estate. While the Bank believes that the level of its loan loss allowance is adequate and it utilizes a conservative approach when evaluating the adequacy of its loan loss allowance, such authorities may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

      At December 31, 1999, the total allowance was $7.0 million, which amounted to 226.22% of non-performing loans and 221.52% of non-performing assets. For the years ended December 31, 1999 and 1998, the Bank had no net charge-offs against this allowance. The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate. See Statistical Data-A, B, C, and D for components of the Bank's mortgage loan portfolio, maturity and repricing, and for a summary of the allowance for loan losses.

Mortgage-backed Securities

      All of the Bank's mortgage-backed securities are directly or indirectly insured or guaranteed by the FHLMC or GNMA. At December 31, 1999, mortgage-backed securities totaled $2.1 million, or 0.10% of total assets, and were classified by the Bank as held to maturity. Because a majority of the Bank's mortgage-backed securities are either adjustable rate or are FHLMC five-year term securities, the Bank anticipates that all of its mortgage-backed securities will prepay or reprice within five years. At December 31, 1999, the mortgage-backed securities portfolio had a weighted average interest rate of 6.75% and a market value of approximately $2.1 million. See Statistical Data-E for components of the mortgage-backed securities portfolio.

Investment Activities

      General. The investment policy of the Bank, which is established by the Board of Directors and implemented by the Mortgage and Real Estate Committee and the Investment Committee, together with certain executive officers of the Bank, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The Bank's current securities investment policy permits investments in various types of liquid assets, including U.S. Treasury securities, obligations of various Federal agencies, bankers' acceptances of other Board approved financial institutions, investment grade corporate securities, commercial paper, certificates of deposit, and Federal funds. The Bank currently does not participate in hedging programs or interest rate swaps and does not invest in non-investment grade bonds or high risk mortgage derivatives. See Statistical Data-E, "Securities, Money Market Investments, and Mortgage-backed Securities."

Sources of Funds

      General. Deposits, repayments of loans and mortgage-backed securities, and maturities and redemptions of investment securities are the Bank's traditional sources of funds for lending, investing, and other general purposes. In recent years, FHLB advances have been increasingly utilized to fund increasing loan demand.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits principally consist of certificates of deposit ("CDs") and savings accounts, together with money market accounts, demand deposits, and NOW accounts. The flow of deposits is influenced significantly by general economic conditions, the restructuring of the banking industry, changes in money market and prevailing interest rates, and competition with other financial institutions. The Bank's deposits are typically obtained from the area in which its offices are located. The Bank relies primarily on long-standing relationships with customers to retain these deposits. At December 31, 1999, $161.2 million, or 14.98% of the Bank's gross deposit balance, consisted of CDs with a balance of $100,000 or more.

      FHLB Advances. The Bank is a member of the FHLB-NY, and had a $762.7 million line of credit at December 31, 1999. To supplement its funding in a year of increased lending, the Company drew on its line of credit with the FHLB in 1999. FHLB advances, which are used to finance loan production, totaled $636.4 million at December 31, 1999. A $10.0 million line of credit with a correspondent financial institution is also available to the Bank. At December 31, 1999, the Bank also had an outstanding loan in the amount of $12.5 million from the Company to fund the Employee Stock Ownership Plan ("ESOP") and $54.5 million in inter-company demand loans at a fixed rate of 6.0%.

Subsidiary Activities

      Under its New York State leeway authority, the Bank has formed four wholly-owned subsidiary corporations. M.F.O. Holding Corp. ("MFO") holds title to banking premises; Main Omni Realty Corp.'s purpose is to hold, operate, and maintain real estate acquired by the Bank as a result of foreclosure or by deed in lieu; and Queens Realty Trust, Inc. holds a pool of qualifying mortgage loans for investment purposes. Queens County Capital Management, Inc. ("QCCM") sells annuity products for the Bank.

Personnel

      At December 31, 1999, the number of full-time equivalent employees was
280. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

      Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the "Code") relating to a savings institution's use of bad debt reserves for Federal income tax purposes and requires such institutions to recapture (i.e. take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications, and reduced by the amount of any permitted addition to the non-qualifying reserve.

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

      Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders that are considered to result in distributions from the excess bad debt reserve, i.e., that portion, if any, of the balance of the reserve for qualifying real property loans attributable to certain deductions under the percentage of taxable income method, or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the distribution will be included in the Bank's taxable income.

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

      Corporate Alternative Minimum Tax. The Code imposes a tax on Alternative Minimum Taxable Income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. The adjustment to AMTI based on adjusted current earnings is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. The Bank was subject to an environmental tax liability for the year ended December 31, 1995 which was not material.

      Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, unless the Company and the Bank own more than 20% of the stock of the corporation distributing a dividend, in which case 80% of any dividends received may be deducted.

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

      Delaware State Taxation. As a Delaware business corporation, the Company is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. These taxes and fees were not material in 1999.

                           REGULATION AND SUPERVISION

General

      The Bank is a New York State-chartered stock form savings bank and its deposit accounts are insured under the BIF up to applicable limits by the FDIC. The Bank is subject to extensive regulation and supervision by the New York State Banking Department ("Banking Department"), as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Banking Department and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC, or through legislation, could have a material adverse impact on the Company and the Bank and their operations, and the Company's shareholders. The Company is required to file certain reports, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Banking Department and of the Securities and Exchange Commission ("SEC") under Federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

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

      The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other Federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

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

      Under New York State Banking Law, the Superintendent of Banks may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the Banking Department that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard.

FDIC Regulations

      Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance-sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

      In addition, the FDIC has established regulations prescribing a minimum Tier I leverage capital ratio (Tier I capital to adjusted average assets as specified in the regulations). These regulations provide for a minimum Tier I leverage capital ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage capital ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

      The following is a summary of the Bank's regulatory capital at December 31, 1999:

      GAAP Capital to Total Leverage Assets                          8.63%
      Total Capital to Risk-Weighted Assets                         14.36%
      Tier I Capital to Risk-Weighted Assets                        13.80%

      In August 1995, the FDIC, along with the other Federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank, and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies recently have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

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

      Real Estate Lending Standards. The FDIC and the other Federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction or improvements on real estate. The FDIC regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the bank and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC Guidelines, which include loan-to-value limitations for the different types of real estate loans. Savings banks are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The Guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

      Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. The Bank is also subject to dividend declaration restrictions imposed by New York law.

Investment Activities

      Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks. Notwithstanding state law, FDICIA and the FDIC regulations thereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of Nasdaq and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline certain application procedures for healthy banks and impose certain quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier 1 Capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 1999, the Bank had $11.3 million of such investments.

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

      "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

Transactions with Affiliates

      Under current Federal law, transactions between depository institutions and their affiliates are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate Federal banking agency to directors, executive officers, and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution's primary Federal regulator, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits are determined semiannually by the FDIC and currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, spreads the obligations for payment of the financing Corporation ("FICO") bonds across all SAIF and BIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged.

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

Community Reinvestment Act

      Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution's CRA rating and further requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC in September 1999, was "satisfactory."

      New York Regulation. The Bank is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all Federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Banking Department has adopted, effective December 3, 1997, new regulations to implement the NYCRA. The Banking Department replaced its process-focused regulations with performance-focused regulations that are intended to parallel current CRA regulations of federal banking agencies and to promote consistency in CRA evaluations by considering more objective criteria. The new regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the Banking Department to make available to the public such rating and a written summary of the results. The Bank's latest NYCRA rating, received from the Banking Department in June 1998, was a "2" or "satisfactory."

Federal Reserve System

      Under Federal Reserve Board ("FRB") regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% against that portion of total transaction accounts in excess of $44.3 million). The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1999 of $40.8 million. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 1999, 1998, and 1997, dividends from the FHLB-NY to the Bank amounted to $2.0 million, $1.5 million, and $822,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Holding Company Regulation

      Federal Regulation. The Company is currently subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended ("BHCA"), as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those maintained by the FDIC for the Bank.

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

      Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

      The Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.

Recent Legislation

      The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank's transactions with affiliates.

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

      New York Change in Control Restrictions. In addition to the CIBCA and the BHCA, the New York State Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York.

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

A.  Mortgage and Other Lending Activities

The following table sets forth the Bank's loan originations and mortgage-backed securities, including purchases, sales, and principal repayments, for the periods indicated:

                                                                     For the
                                                             Years Ended December 31,
                                                             ------------------------
(dollars in thousands)                                    1999         1998         1997
                                                       ----------   ----------   ----------
Mortgage loans (gross):
    At beginning of period                             $1,487,256   $1,394,939   $1,144,317
    Mortgage loans originated:

       One-to-four family                                  26,338        7,473       22,914
       Multi-family                                       603,347      409,800      418,869
       Commercial real estate                              42,708       32,826       10,248
       Construction                                         4,433        2,091        1,089
                                                       ----------   ----------   ----------
Total mortgage loans originated                           676,826      452,190      453,120
Principal repayments                                      348,037      349,952      185,033
Mortgage loans sold                                       213,597        8,647       16,060
Mortgage loans transferred to foreclosed real estate          651        1,274        1,405
                                                       ----------   ----------   ----------
At end of period                                        1,601,797    1,487,256    1,394,939
Other loans (gross):
       At beginning of period                               9,750       10,795       12,275
       Other loans originated                               2,039        2,008        1,375
       Principal repayments                                 3,048        3,053        2,843
       Student loans sold                                      --           --           12
                                                       ----------   ----------   ----------
       At end of period                                     8,741        9,750       10,795
                                                       ----------   ----------   ----------

Total loans                                            $1,610,538   $1,497,006   $1,405,734
                                                       ==========   ==========   ==========

Mortgage-backed securities:
    At beginning of period                             $   19,680   $   49,781   $   73,732
    Principal repayments                                   17,586       30,101       23,951
                                                       ----------   ----------   ----------
    At end of period                                   $    2,094   $   19,680   $   49,781
                                                       ==========   ==========   ==========

B. Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1999. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $348.0 million for the twelve months ended December 31, 1999.

                                                                   Mortgage and Other Loans
                                                                     at December 31, 1999
                                                                     --------------------

                                  1-4         Multi-       Commercial                         Home                   Total
(dollars in thousands)          Family        Family       Real Estate      Construction     Equity      Other       Loans
                              ------------ -------------  --------------   --------------------------- ---------- ------------
Amount due:
  Within one year                 $85,687      $174,160      $11,116           $4,793        $1,347       $3,653    $ 280,756
  After one year:
    One to three years             30,449       232,354       19,308             --            --          1,755      283,866
    Three to five years             5,122       385,482       31,230             --            --            643      422,477
    Five to ten years              17,028       546,064       23,786             --            --            985      587,863
    Ten to twenty years            10,269        10,292       10,568             --            --            244       31,373
    Over twenty years               4,089            --        --                --            --            114        4,203
                                 --------    ----------      -------           ------        ------       ------   ----------
    Total due or repricing
      after one year               66,957     1,174,192       84,892             --            --          3,741    1,329,782
                                 --------    ----------      -------           ------        ------       ------   ----------
    Total amounts due or
      repricing, gross           $152,644    $1,348,352      $96,008           $4,793        $1,347       $7,394   $1,610,538
                                 ========    ==========      =======           ======        ======       ======   ==========

The following table sets forth, at December 31, 1999, the dollar amount of all loans due after December 31, 2000, and indicates whether such loans have fixed or adjustable interest rates.

                                          Due after December 31, 2000
                                    -----------------------------------------
(dollars in thousands)                 Fixed       Adjustable       Total
                                    ------------ --------------  ------------

Mortgage loans:
   One-to-four family                $   41,920   $     25,037   $    66,957
   Multi-family                          64,372      1,109,820     1,174,192
   Commercial real estate                39,060         45,832        84,892
                                     ----------   ------------   -----------

Total mortgage loans                 $  145,352   $  1,180,689   $ 1,326,041
Other loans                               1,860          1,881         3,741
                                     ----------   ------------   -----------
Total loans                          $  147,212   $  1,182,570   $ 1,329,782
                                     ==========   ============   ===========

C. Summary of the Allowance for Loan Losses

The allowance for loan losses at December 31, 1999, 1998, 1997 was allocated as follows:

                                                          December 31,
                                                          ------------
                                    1999                      1998                     1997
                            ----------------------    ---------------------    ----------------------
                                         Percent                   Percent                  Percent
                                           of                        of                       of
                                        Loans in                  Loans in                 Loans in
                                        Category                  Category                 Category
                                        to Total                  to Total                 to Total
(dollars in thousands)        Amount      Loans         Amount      Loans        Amount      Loans
                            ----------- ----------    ----------- ----------   ----------- ----------
Mortgage loans:
    One-to-four family          $  663       9.42%        $1,341      14.22%       $1,592      16.88%
    Multi-family                 4,927      70.08          6,686      70.89         6,521      69.14
    Construction                    64       0.91             28       0.30            23       0.24
    Commercial real estate       1,202      17.10          1,181      12.52         1,080      11.45
    Other loans                    175       2.49            195       2.07           215       2.29
                                ------     ------         ------     ------        ------     ------
Total loans                     $7,031     100.00%        $9,431     100.00%       $9,431     100.00%
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

                                         1999                       1998                     1997
                              -----------------------    -----------------------    ----------------------
                                              Percent                    Percent                   Percent
                                                of                          of                       of
(dollars in thousands)          Amount         Total       Amount         Total      Amount         Total
                              ---------       -------    ---------       -------    ---------      -------
Mortgage loans:
 One-to-four family          $  152,644         9.48%      178,770        11.94%      224,287        15.96%
 Multi-family                 1,348,351        83.72     1,239,094        82.77     1,107,343        78.78
 Commercial real estate          96,008         5.96        67,494         4.51        61,740         4.39
 Construction                     4,793         0.30         1,898         0.13         1,538         0.10
                              ---------       ------     ---------       ------     ---------       ------
Total mortgage loans          1,601,796        99.46     1,487,256        99.35     1,394,908        99.23
                              ---------       ------     ---------       ------     ---------       ------
Other loans:
 Cooperative apartment            4,856         0.30         4,802         0.32         5,041         0.36
 Home equity                      1,347         0.08         1,793         0.12         2,386         0.17
 Student                              8         0.00             8         0.00             8         0.00
 Passbook savings                   331         0.02           321         0.02           312         0.02
 Other                            2,200         0.14         2,826         0.19         3,048         0.22
                              ---------       ------     ---------       ------     ---------       ------
Total other loans                 8,742         0.54         9,750         0.65        10,795         0.77
                              ---------       ------     ---------       ------     ---------       ------
Total loans                   1,610,538       100.00%    1,497,006       100.00%    1,405,734       100.00%
                              ---------       ======     ---------       ======     ---------       ======
Less:
 Unearned discounts                  24                         22                         19
 Net deferred loan
    origination fees              2,404                      1,034                      1,281
 Allowance for loan losses        7,031                      9,431                      9,431
                             ----------                 ----------                 ----------
Loans, net                   $1,601,079                 $1,486,519                 $1,395,003
                             ==========                 ==========                 ==========
                                         1996                       1995
                                ----------------------   ------------------------
                                              Percent                     Percent
                                                of                          of
(dollars in thousands)           Amount        Total       Amount          Total
                                -------       --------   ----------       -------
Mortgage loans:
 One-to-four family             256,904         22.21%   $  288,470        28.64%
 Multi-family                   822,364         71.10       641,564        63.70
 Commercial real estate          63,452          5.49        62,003         6.16
 Construction                     1,598          0.14         1,205         0.12
                             ----------        ------     ---------       ------
Total mortgage loans          1,144,318         98.94       993,242        98.62
                             ----------        ------     ---------       ------
Other loans:
 Cooperative apartment            5,764          0.50         6,684         0.66
 Home equity                      2,819          0.24         3,069         0.31
 Student                             24          0.00           116         0.01
 Passbook savings                   375          0.03           470         0.05
 Other                            3,293          0.29         3,522         0.35
                             ----------        ------     ---------       ------
Total other loans                12,275          1.06        13,861         1.38
                             ----------        ------     ---------       ------
Total loans                   1,156,593        100.00%    1,007,103       100.00%
                             ----------        ======     ---------       ======
Less:
 Unearned discounts                  24                          29
 Net deferred loan
    origination fees              1,058                         912
 Allowance for loan losses        9,359                      11,359
                             ----------                  ----------
Loans, net                   $1,146,152                  $  994,803
                             ==========                  ==========

E.  Securities, Money Market Investments, and Mortgage-backed Securities

The following table sets forth certain information regarding the carrying and market values of the Bank's securities, money market investments, and mortgage-backed securities portfolios at the dates indicated:

                                                         At December 31,
                                         1999                  1998                 1997
                                 -------------------   -------------------   -------------------
                                 Carrying     Market   Carrying     Market   Carrying     Market
(dollars in thousands)             Value      Value      Value      Value      Value      Value
                                 --------    -------   --------   --------   --------   --------
Securities:
 U.S. Government and
   agency obligations            $140,325   $135,797   $129,893   $129,586   $ 78,279   $ 78,345
 Equity securities                 55,690     55,762     26,978     27,125     19,274     19,339
                                 --------    -------   --------   --------   --------   --------
Total securities                 $196,015    191,559   $156,871   $156,711   $ 97,553   $ 97,684
                                 ========    =======   ========   ========   ========   ========
Money market investments:
 Federal funds sold              $  6,000   $  6,000   $ 19,000   $ 19,000   $  6,000   $  6,000
                                 --------    -------   --------   --------   --------   --------
Total money market investments   $  6,000   $  6,000   $ 19,000   $ 19,000   $  6,000   $  6,000
                                 ========   ========   ========   ========   ========   ========

Mortgage-backed securities:
 GNMA                            $  1,429   $  1,429   $ 15,886   $ 16,403   $ 20,069   $ 20,789
 FHLMC                              2,094      2,135      3,794      3,929     29,712     29,830
                                 --------    -------   --------   --------   --------   --------
 Total mortgage-backed
   securities                    $  3,523   $  3,564   $ 19,680   $ 20,332   $ 49,781   $ 50,619
                                 ========   ========   ========   ========   ========   ========

ITEM 2. PROPERTIES

      The Bank conducts its business through eleven full-service offices, three customer service centers and one mortgage center. The Bank's main office is located at 38-25 Main Street, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                       Leased         Date            Lease           Net Book Value
                                         or         Leased or      Expiration              at
                                       Owned        Acquired          Date          December 31, 1999
                                     ---------      ---------      ----------       -----------------
Main Office(1)                         Owned          1911             --               $1,748,323
38-25 Main Street
Flushing, NY 11354

Corona Branch                          Owned          1923             --                  132,386
37-97 103rd Street
Corona, NY 11368

Little Neck Branch                     Owned          1946             --                   48,625
251-31 Northern Blvd.
Little Neck, NY 11363

Kew Gardens Hills Branch               Owned          1948             --                   85,398
75-44 Main Street
Kew Gardens Hills, NY 11367

Jackson Heights Branch                 Leased         1974            2023                 440,957
76-02 Northern Blvd.
Jackson Heights, NY 11372

Astoria Branch(2)                      Leased         1993            2018                 101,702
31-42 Steinway Street
Astoria, NY 11103

Fresh Meadows Branch                   Leased         1995            2010                  25,928
61-49 188th Street
Fresh Meadows, NY 11365

College Point Branch                   Leased         1996            2021                   2,943
15-01 College Point Blvd.
College Point, NY 11356

Murray Hill Branch                     Leased         1997            2007                  81,240
156-18 Northern Blvd.
Flushing, NY 11354

Plainview Branch                       Owned          1974             --                  299,018
1092 Old Country Road
Plainview, NY 11803

Woodside Branch                        Leased         1999            2009                  49,088
60-10 Queens Boulevard
Woodside, NY 11377

Mortgage Service Center(3)             Owned          1991             --                4,444,562
158-14 Northern Blvd.
Flushing, NY 11358

Auburndale Customer Service Center     Leased         1996            2006                   3,392
193-10 Northern Blvd.
Flushing, NY 11358

Ditmars Service Center                 Leased         1996            2005                   7,802
31-09 Ditmars Blvd.
Astoria, NY 11105

Corona Service Center                  Leased         1999            2007                  64,693
51-13 108th Street
Corona, NY 11368

(1) The Bank commenced operations in 1859 at a location near its current headquarters which it has occupied since approximately 1911. The Bank owns additional office space adjacent to its Main Office which is used for administrative operations, the net book value of which is included in the amount shown.

(2) This branch office replaced another branch office, formerly located at 31-02 Steinway Street, Astoria, which was closed as of June 28, 1993. The vacated space, which is owned by the Bank, has a net book value of $1.0 million and has subsequently been leased.

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

      Information regarding the Company's common stock and its price during fiscal year 1999 appears on page 29 of the 1999 Annual Report to Shareholders under the caption "Market Price of Common Stock and Dividends Paid per Common Share" and is incorporated herein by this reference.

      As of March 3, 2000 the Company had approximately 700 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

ITEM 6. SELECTED FINANCIAL DATA

      Information regarding selected financial data appears on page 1 of the 1999 Annual Report to Shareholders under the caption "Financial Highlights" and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 10 through 29 of the 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears on pages 16 through 18 of the 1999 Annual Report to Shareholders under the caption "Market Risk and Interest Rate Sensitivity" and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the financial statements and the Independent Auditors' Report appears on pages 30 through 52 of the 1999 Annual Report to Shareholders and is incorporated herein by this reference.


s                                       25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the directors and executive officers of the Registrant appears on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000, under the caption "Information with Respect to Nominees and Continuing Directors" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation appears on pages 11 through 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners appears on pages 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000, under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

      Information regarding security ownership of management appears on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000, under the caption "Information with Respect to the Nominees, Continuing Directors, and Executive Officers" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears on page 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000 under the caption "Transactions with Certain Related Persons" and is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by this reference:

      -     Consolidated Statements of Condition at December 31, 1999 and 1998;
      -     Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 1999;
      -     Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1999;
      -     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999;
      -     Notes to Consolidated Financial Statements
      -     Management's Responsibility for Financial Reporting
      -     Independent Auditors' Report

      The remaining information appearing in the 1999 Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1999

      On November 10, 1999, the Company filed a Current Report on Form 8-K regarding the date of the Company's 2000 Annual Meeting of Shareholders and the related voting record date.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

     Exhibit
     Number
     ------

      3.1   Certificate of Incorporation of Queens County Bancorp, Inc.(1)
      3.2   Bylaws of Queens County Bancorp, Inc.(1)
      10.1 Form of Employment Agreement between Queens County Savings Bank and Certain Officers (1)
      10.2 Form of Employment Agreement between Queens County Bancorp, Inc. and Certain Officers (1)
      10.3 Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (1)
      10.4 Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (1)
      10.5 Form of Queens County Savings Bank Recognition and Retention Plan for Officers (1)
      10.6  Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan
            (2)
      10.7 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (2)
      10.8 Form of Queens County Savings Bank Employee Severance Compensation Plan (1)
      10.9 Form of Queens County Savings Bank Outside Directors' Consultation and Retirement Plan (1)
      10.10 Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (1)
      10.11 ESOP Loan Documents (1)
      10.12 Incentive Savings Plan of Queens County Savings Bank (3)
      10.13 Retirement Plan of Queens County Savings Bank (1)
      10.14 Supplemental Benefits Plan of Queens County Savings Bank (4)
      10.15 Excess Retirement Benefits Plan of Queens County Savings Bank (1)
      10.16 Queens County Savings Bank Directors' Deferred Fee Stock Unit Plan
            (1)
      10.17 Queens County Bancorp, Inc. 1997 Stock Option Plan (5)
      11.0  Statement Re: Computation of Per Share Earnings
      13.0  1999 Annual Report to Shareholders
      21.0 Subsidiaries information incorporated herein by reference to Part I, "Subsidiaries"
      23.0  Consent of KPMG LLP, dated March 21, 2000
      27.0  Financial Data Schedule
      99.0 Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852.
(2) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement, filed on October 27, 1994, Registration No. 33-85684.
(3) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement, filed on October 27, 1994, Registration No. 33-85682.
(4) Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995.
(5) Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Queens County Bancorp, Inc.
                           ---------------------------
                                  (Registrant)

/s/ Joseph R. Ficalora                         03/21/00
--------------------------------------      ---------------
    Joseph R. Ficalora
    Chairman, President, and
    Chief Executive Officer
    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  Joseph R. Ficalora                              03/21/00
-----------------------------------                  -------------
      Joseph R. Ficalora
      Chairman, President, and
      Chief Executive Officer
      (Principal Executive Officer)


/s/ Harold E. Johnson                                03/21/00
-----------------------------------                  -------------
      Harold E. Johnson
      Director


/s/ Max L. Kupferberg                                03/21/00
-----------------------------------                  -------------
      Max L. Kupferberg
      Director


/s/ Howard C. Miller                                 03/21/00
-----------------------------------                  -------------
      Howard C. Miller
      Director


/s/ Richard H. O'Neill                               03/21/00
-----------------------------------                  -------------
      Richard H. O'Neill
      Director


/s/ Robert Wann                                      03/21/00
-----------------------------------                  ------------
    Robert Wann
    Senior Vice President, Comptroller, and
    Chief Financial Officer (Principal
    Financial and Accounting Officer)


/s/ Donald M. Blake                                  03/21/00
-----------------------------------                  -----------
    Donald M. Blake
    Director


/s/ Henry E. Froebel                                 03/21/00
-----------------------------------                  -----------

    Henry E. Froebel
    Director


/s/ Dominick Ciampa                                  03/21/00
-----------------------------------                  -----------
    Dominick Ciampa
    Director

                                                   QUEENS COUNTY BANCORP, INC.
                                                            1999 ANNUAL REPORT 1

Financial HIGHLIGHTS

                                                                        AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                             ===============================================================
(dollars in thousands, except share data)                    1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
EARNINGS SUMMARY
  Net interest income                                        $68,903       $68,522       $62,398       $57,520       $51,908
  (Reversal of) provision for loan losses                     (2,400)           --            --        (2,000)          150
  Other operating income                                       2,523         2,554         2,305         2,445         3,033
  Operating expense                                           21,390        25,953        27,084        23,271        22,871
  Income tax expense                                          20,772        18,179        14,355        17,755        11,737
  Net income(1)                                               31,664        26,944        23,264        20,939        20,183
  Earnings per share(2)                                        $1.71         $1.41         $1.14         $0.90         $0.81
  Diluted earnings per share(2)                                 1.67          1.34          1.07          0.85          0.77
  Dividends paid(2)                                             1.00          0.67          0.41          0.25          0.07
SELECTED RATIOS
  Return on average assets                                      1.69%         1.62%         1.61%         1.63%         1.72%
  Return on average stockholders' equity                       22.99         17.32         12.95         10.10          9.70
  Stockholders' equity to total assets                          7.19          8.55         10.64         15.56         17.54
  Interest rate spread                                          3.41          3.76          3.84          3.88          3.80
  Net interest margin                                           3.79          4.24          4.45          4.63          4.58
  Operating expense to average assets                           1.14          1.57          1.88          1.82          1.95
  Efficiency ratio                                             29.95         36.51         41.86         38.81         41.63
  Average interest-earning assets to average
    interest-bearing liabilities                               1.09x         1.12x         1.16x         1.21x         1.22x
----------------------------------------------------------------------------------------------------------------------------
ACTUAL CONTRIBUTIONS TO
STOCKHOLDERS' EQUITY AND
RESULTANT CASH EARNINGS DATA(1)
  Earnings                                                   $44,349       $43,758       $35,399       $27,458       $23,640
  Earnings per share(2)                                        $2.39         $2.29         $1.73         $1.18         $0.95
  Diluted earnings per share(2)                                 2.34          2.17          1.62          1.12          0.91
  Return on average assets                                      2.37%         2.64%         2.46%         2.14%         2.02%
  Return on average stockholders' equity                       32.21         28.13         19.71         13.24         11.36
  Operating expense to average assets                           1.01          1.16          1.37          1.39          1.66
  Efficiency ratio                                             26.37         27.05         30.47         28.83         35.43
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET SUMMARY
  Total assets                                            $1,906,835    $1,746,882    $1,603,269    $1,358,656    $1,240,882
  Loans, net                                               1,601,079     1,486,519     1,395,003     1,146,152       994,803
  Allowance for loan losses                                    7,031         9,431         9,431         9,359        11,359
  Securities held to maturity                                184,637       152,280        94,936        86,495        78,016
  Securities available for sale                               12,806         4,656         2,617            --            --
  Mortgage-backed securities held to maturity                  2,094        19,680        49,781        73,732        92,868
  Deposits                                                 1,076,018     1,102,285     1,069,161     1,023,930       932,140
  FHLB advances                                              636,378       439,055       309,664        81,393        46,077
  Stockholders' equity                                       137,141       149,406       170,515       211,429       217,630
  Book value per share(2)(3)                                   $7.52         $8.13         $8.82         $9.43         $8.87
  Common shares outstanding(2)                            21,010,127    21,250,897    22,369,187    25,751,598    28,324,350
ASSET QUALITY RATIOS
  Non-performing loans to loans, net                            0.19%         0.42%         0.55%         0.84%         0.78%
  Non-performing assets to total assets                         0.17          0.38          0.54          0.76          0.69
  Allowance for loan losses to non-performing loans           226.22        152.28        122.61         96.90        145.76
  Allowance for loan losses to loans, net                       0.44          0.63          0.68          0.82          1.14
  Allowance for loan losses to accumulated
    net charge-offs since 1987                                493.06        661.36        661.36        625.00        759.00
ASSET QUALITY RATIOS (BANK ONLY)(4)
  Leverage capital ratio                                        8.63%         9.40%         9.30%         9.65%        11.95%
  Tier 1 risk-based capital ratio                              13.80         15.23         14.32         16.19         21.95
  Total risk-based capital ratio                               14.36         16.12         15.26         17.38         23.20
                                                          ==================================================================

(1) The 1999 amount reflects a non-recurring curtailment gain of $1.6 million and a non-recurring charge of $735,000, both of which were recorded in operating expense. The 1996 amount includes a non-recurring tax charge of $1.8 million, of which $1.3 million was reversed in 1997. (2) Reflects shares issued as a result of a 3-for-2 stock split on September 30, 1994, a 4-for-3 stock split on August 22, 1996, and 3-for-2 stock splits on April 10 and October 1, 1997, and September 29, 1998. (3) Excludes unallocated ESOP shares. (4) Capital ratios for 1999, 1998, 1997, and 1996 reflect the transfer of $33.1 million, $17.8 million, $16.0 million, and $38.0 million, respectively, from the Bank to the Company.

Management's Discussion and Analysis of
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Queens County Bancorp, Inc. was incorporated on July 20, 1993 to serve as the holding company for Queens County Savings Bank, the first savings bank chartered by the State of New York in the New York City Borough of Queens. Headquartered in Flushing, New York, the Bank has a long tradition of service, dating back to April 14, 1859.

      Today, the Bank serves its depositors through a network of 14 locations, including 11 full-service branch offices and three customer service centers, two of which are located inside 24-hour stores. A 15th location houses the Bank's mortgage service center, which serves as a source of assistance to its borrowers. While deposits are substantially drawn from Queens and Nassau County, the Bank's market for mortgage lending extends through much of metropolitan New York. Customers are also served through the Company's web site, which delivers around-the-clock access to a full range of online banking services.

      Publicly traded since November 23, 1993 on the Nasdaq National Market, the Company is widely regarded as one of the nation's top performing thrifts. In 1999, the Company generated a 32.21% cash return on average stockholders' equity ("ROE") and a 2.37% cash return on average assets ("ROA"), based on cash earnings of $44.3 million, which exceeded its GAAP earnings by $12.7 million, or 40.1%. The Company's 1999 earnings stemmed from a three-pronged approach that has served as the foundation for a solid record of earnings growth: the production of multi-family mortgage loans; exceptional asset quality; and a concentrated effort to contain operating expense.

      In 1999, the Company far exceeded its 1998 loan production volume of $452.2 million with the origination of $676.8 million in mortgage loans. Multi-family mortgage loans accounted for $603.3 million of the 1999 total, exceeding the prior-year level by 47.2%. Capitalizing on its capacity for mortgage loan production, the Company arranged a loan participation late in the fourth quarter, selling $211.6 million in multi-family mortgage loans to the Federal Home Loan Bank of New York ("FHLB-NY") on December 29th. Absent this sale, the Company's balance sheet would have reflected asset growth of $371.6 million, or 21.3%, on a year-over-year basis, and loan growth of $326.1 million, or 21.9%.

      The strength of the Company's 1999 mortgage loan production was paralleled by the performance of its mortgage loan portfolio. In addition to recording its 21st consecutive quarter without any net charge-offs, the Company achieved a 52.0% reduction in non-performing assets and a 49.8% reduction in non-performing loans. At December 31, 1999, the Company's non-performing assets improved to 0.17% of total assets, while non-performing loans improved to 0.19% of loans, net.

      Reflecting the stellar quality of the Company's assets, the Company reversed $2.0 million of the allowance for loan losses in the first quarter of 1999; the net benefit of this reversal was $1.1 million, or $0.06 per share. In the fourth quarter of the year, another $400,000 was reversed for the express purpose of establishing a recourse reserve for the loans sold to the FHLB-NY. Following these reversals, the allowance totaled $7.0 million, representing 226.22% of non-performing loans at year-end.

      In 1999, the Company's performance was significantly supported by management's continuing drive to contain operating expense. In the third quarter of the year, the Company froze its defined benefit pension plan, resulting in a one-time curtailment gain of $1.6 million, which offset a one-time charge of $735,000 pursuant to the implementation of an early retirement window in the fourth quarter of the year. The result of these actions was a net benefit to earnings of $472,000, or $0.02 per share. In addition, the Company restructured its Employee Stock Ownership Plan ("ESOP") and Supplemental Employee Retirement Plan ("SERP") in the first quarter, providing additional savings of $4.1 million in 1999. The benefit of these actions is reflected in the Company's cash ratio of operating expense to average assets, which improved to 1.01%.

      While maintaining its three-pronged approach to generating earnings, the Company also maintained an aggressive approach to capital management. In addition to distributing $18.6 million in cash dividends over the course of four quarters, the Company repurchased 1.3 million shares of its stock in 1999. At December 31st, 363,068 shares were still available for repurchase under the authorization announced on November 25th.

      The Company's 2000 financial performance will benefit from the strategic loan participation arranged in 1999. Structured so that the Company retains the interest income above the pass-through rate of interest, the transaction will add to interest income, while supporting both the interest rate spread and net interest margin. The Company's spread and margin will also be supported by the use of the sale proceeds to reduce the year-end 1999 balance of FHLB advances and the balance of certain high-cost CDs. The proceeds of the sale were also used to invest $30.0 million in Bank-Owned Life Insurance, a tax-favored product. In addition to reducing the Company's effective tax rate, this investment will provide a steady stream of other operating income in 2000 and beyond.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Company's 1999 performance is discussed in detail on the following pages. Such discussion occasionally includes forward-looking statements with regard to the Company's prospective performance and strategies within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 11


Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.

      The forward-looking statements contained within this report are based on management's current expectations regarding a range of issues that could potentially impact the Company's performance and strategies in future periods. Where such forward-looking statements appear in the text, they are typically accompanied by cautionary language identifying the specific factors that could adversely affect the Company's ability to fulfill its performance goals or implement its strategies.

      In general, factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and various other economic, competitive, governmental, regulatory, and technological issues that could affect the Company's operations, pricing, products, and services. These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed upon them. The Company undertakes no obligation to update these forward-looking statements.

Financial Condition

BALANCE SHEET SUMMARY

In 1999, the Company demonstrated its capacity for mortgage loan production with the origination of $676.8 million in mortgage loans. Multi-family mortgage loans represented $603.3 million, or 89.1%, of the year's production, exceeding the year-earlier level by 47.2%.

      Capitalizing on this capacity, and the stellar performance of its assets, the Company sold $211.6 million in multi-family mortgage loans to the FHLB-NY on December 29, 1999. The Company's 1999 balance sheet reflects the effects of this transaction, absent which the Company would have recorded asset growth of $371.6 million, or 21.3%, over the twelve-month period, fueled by a $326.1 million, or 21.9%, rise in outstanding mortgage loans. Instead, the Company recorded total assets of $1.9 billion on the 31st of December, up $160.0 million, or 9.2%, from $1.7 billion at December 31, 1998. The increase reflects a $114.5 million, or 7.7%, rise in total mortgage loans to $1.6 billion, including a $109.3 million, or 8.8%, rise in multi-family mortgage loans to $1.3 billion.

      In addition to expanding its niche in the multi-family real estate market, the Company increased its production of commercial real estate and construction loans in 1999. Commercial real estate loans rose $28.5 million to $96.0 million, while construction loans rose $2.9 million to $4.8 million at year-end 1999. These increases more than offset a $26.1 million reduction in one-to-four family mortgage loans to $152.6 million.

      The strength of the Company's mortgage loan production continued to go hand-in-hand with exceptional asset quality. In 1999, the Company recorded its 21st consecutive quarter without any net charge-offs, in addition to enjoying substantial reductions in the levels of non-performing assets and loans. At December 31st, non-performing assets declined to $3.2 million, or 0.17% of total assets, from $6.6 million, or 0.38% of total assets, at December 31, 1998. Included in the 1999 amount were non-performing loans of $3.1 million, or 0.19% of loans, net, down from the year-earlier $6.2 million, and foreclosed real estate of $66,000, down from $419,000 at the prior year-end. The Company's multi-family mortgage loan portfolio continued to be fully performing, a feature that worked in favor of the transaction with the FHLB-NY.

      Reflecting the superior quality of the Company's assets, the allowance for loan losses was reduced by $2.0 million in the first quarter of 1999. An additional $400,000 was reversed from the loan loss allowance in the fourth quarter, in connection with the sale of loans to the FHLB-NY. (The $400,000 was subsequently utilized to establish a recourse liability, included in "other liabilities" on the balance sheet.) As a result, the allowance for loan losses totaled $7.0 million at December 31, 1999, representing 226.22% of non-performing loans and 0.44% of loans, net. In addition, the allowance for loan losses represented 493.06% of accumulated net charge-offs for the thirteen years ended at that date.

      In addition to the Company's record loan production, the Company's asset growth reflects an increase in securities. Securities held to maturity, consisting primarily of short-term U.S. Government and agency obligations, rose to $184.6 million from $152.3 million, while securities available for sale rose to $12.8 million from $4.7 million. The latter increase primarily reflects the reclassification of certain mortgage-backed securities held to maturity in connection with the early adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, effective April 1, 1999. As a result of this reclassification, the balance of mortgage-backed securities declined to $2.1 million from $19.7 million at December 31, 1998. Money market investments declined to $6.0 million from $19.0 million, while other loans, consisting primarily of loans on cooperative apartment units, declined to $8.7 million from $9.8 million. The Company's 1999 balance sheet also reflects a $30.0 million investment in Bank-Owned Life Insurance on December 30th that helped boost other assets to $53.4 million from $20.9 million.

      The Company's liabilities also reflect the loan participation transaction, as the proceeds were used to reduce the balance of Federal Home Loan Bank ("FHLB") advances, in addition to the balance of certain high-cost CDs. Deposits totaled $1.1 billion at year-end 1999, down $26.3 million, the net effect of a $64.7 million decline in CDs to $658.2 million and a $38.5 million increase in core deposits to $417.8 million. The growth in core deposits primarily stemmed from a $33.0 million increase in the balance of NOW and money market accounts to $103.4 million, and was further supported by increases of $4.3 million and $1.1 million, respectively, in the balances of non-interest-bearing accounts and savings accounts. FHLB advances, meanwhile, rose $197.3 million to $636.4 million, against a $762.7 million line of credit at year-end 1999.

      The Company recorded stockholders' equity of $137.1 million at December 31, 1999, equivalent to 7.19% of total assets and a book value of $7.52 per share, based on 18,233,153 shares. Supported by cash earnings of $44.3 million, the Company distributed $18.6 million in cash dividends during the year, and allocated $38.3 million toward the purchase of 1.3 million shares at an average cost of $29.82 per share. Despite the aggressive use of its funds, the Company maintained a solid capital position, with regulatory capital ratios that continued to exceed the minimum requirements established by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). In addition, the Bank continued to exceed the FDICIA requirements for classification as a "well capitalized" institution.

LOANS

In 1999, the Company reinforced its status as a leading mortgage lender with the origination of $676.8 million in mortgage loans. In 1998, mortgage originations totaled $452.2 million, just shy of the Company's prior production record of $453.1 million, set the year before. Multi-family mortgage loan originations represented $603.3 million, or 89.1%, of the 1999 total, exceeding the year-earlier level of $409.8 million by 47.2%.

      Reflecting its proven ability to generate quality product, the Company arranged a strategic loan participation late in the fourth quarter, selling $211.6 million in multi-family mortgage loans to the FHLB-NY on December 29th. Structured so that that Company retains the interest income above the pass-through rate of interest, the transaction was designed to bolster interest income, while supporting the Company's spread and margin.

      Excluding the sale, the Company would have recorded a $320.9 million, or 25.9%, rise in multi-family mortgage loans outstanding, effectively boosting the portfolio past the $1.5 billion mark. Reflecting the sale, the portfolio rose $109.3 million, or 8.8%, to $1.3 billion, representing 84.2% of total mortgage loans at year-end 1999. Similarly, the Company's mortgage loans would have grown $326.1 million, or 21.9%, to $1.8 billion. With the sale, the portfolio rose $114.5 million, or 7.7%, to $1.6 billion, representing 84.0% of total assets at December 31st. While portfolio growth was clearly reduced by the sale of these loans, the transaction will ultimately generate a higher return on average assets, while at the same time enhancing the Company's leverage capital ratio.

      The restructuring of the balance sheet thus supports a strategic objective: generating greater earnings while managing asset growth. As opposed to suggesting a shift away from multi-family mortgage lending, the sale of these loans has enabled the Company to maintain its focus, given the potential for future initiatives that capitalize on the Company's mortgage origination capacity.

      While the Company primarily originates one-to-four family mortgage loans in Queens and Nassau County, its multi-family real estate market extends throughout metropolitan New York. At December 31, 1999, 34.9% of the portfolio was secured by multi-family buildings in Queens County; Manhattan and Brooklyn accounted for 25.8% and 14.9%, respectively. The balance of the portfolio was secured by properties in the remaining boroughs of New York City, as well as the suburban counties of Nassau and Westchester.

      The appeal of multi-family mortgage loans, as compared to other types of credits, stems largely from their contribution to asset quality. The Company's concentration on multi-family mortgage lending in metropolitan New York has been rewarded by the absence of any charge-offs in this marketplace since 1987. In addition, the approval process for such loans is highly efficient, typically taking a period of four to six weeks. Multi-family mortgage loans are arranged through a select group of mortgage brokers who are familiar with the Company's underwriting procedures, as well as its reputation for responsiveness. As one of the few banks in the marketplace to make such loans during the last recession, the Company has been rewarded by a steady supply of product, despite the entry of new competitors vying for borrowers.

      Multi-family mortgage loans also differ in their structure, with a term of ten years and occasionally less. Since 1996, the Company's multi-family mortgage loans have featured a fixed rate of interest for the first five years of the mortgage, before converting to an adjustable rate of one percentage point over prime in each of years six through ten. Prior to 1996, the majority of multi-family mortgage loans featured a step-up rate of interest that increased 50 basis points in each of years two through five. At December 31, 1999, the balance of such step-up loans had declined to $140.2 million, representing 10.9% of the multi-family mortgage loan portfolio at that date. Reflecting these loans, as well as those originated on a first-five-year fixed rate basis, 95.0% of the multi-family mortgage loan portfolio at year-end 1999 featured adjustable rates.

      Another feature of multi-family mortgage loans is a stringent prepayment penalty schedule, designed to discourage prepayments while providing a competitive advantage with regard to early refinancings. Penalties range from five percentage points to two in years one through five of the mortgage, depending on the remaining term at the time the loan is prepaid. In 1999, prepayments declined from the year-earlier level, a consequence of the rise in market interest rates.

      With a pipeline of $130.0 million in multi-family mortgage loans two weeks into 2000, management believes that the year's production will be substantial, albeit below

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 13


the level produced in 1999. However, the ability to close these loans, and to originate a like volume in future quarters, could be adversely impacted by an increase in competition or by a more significant rise in market interest rates than management currently expects.

      While the Company's mix of mortgage loans favors multi-family lending, 9.5% of the portfolio consisted of one-to-four family mortgage loans at year-end 1999. One-to-four family mortgage loans totaled $152.6 million, down from $178.8 million, despite an increase in originations to $26.3 million from $7.5 million in the prior year. The reduction in these assets primarily reflects an increase in prepayments; the Company charges no penalties for the prepayment of one-to-four family mortgage loans.

      The Company originates one-to-four family mortgage loans at a rate that adjusts on an annual basis and, less typically, at a rate that adjusts at two- or three-year intervals. At December 31, 1999, 70.3% of the portfolio consisted of adjustable rate credits; the remainder consisted primarily of seasoned loans originated more than two decades ago. While fixed rate loans are also made to address the demands of the market, such loans are sold by the Company with the servicing rights retained.

      Responding to customer demand, the majority of one-to-four family mortgage loans are originated on a limited documentation basis. Applications for such loans are approved on the basis of a credit report and a thorough property appraisal; when furnished, the customer's financial assets are also verified. To compensate for the risk involved, limited documentation loans require a higher down payment and are made at higher rates of interest than full documentation loans.

      The decline in one-to-four family mortgage loans was more than offset by an increase in the portfolios of commercial real estate and construction loans. Primarily secured by properties in Queens and Nassau Counties, commercial real estate loans rose $28.5 million to $96.0 million, representing 6.0% of total mortgage loans at year-end 1999. Originations rose 30.1% to $42.7 million from $32.8 million in 1998. The Company's commercial real estate loans are structured like its multi-family credits, and are also underwritten in the same way.

      The growth in commercial real estate loans was coupled with an increase in construction lending. At December 31, 1999, outstanding construction loans rose $2.9 million to $4.8 million, after originations of $4.4 million, up from $2.1 million in 1998. While 58.9% of commercial real estate loans featured adjustable rates of interest, 100% of construction loans featured adjustable rates. Including the Company's one-to-four family loans and the loans secured by multi-family buildings, the mortgage loan portfolio was 90.5% adjustable at December 31, 1999.

      As a service to its depositors, the Bank also offers a menu of consumer lending products, reflected on the balance sheet as "other loans." At December 31, 1999, the portfolio totaled $8.7 million, down from $9.8 million at December 31, 1998. Loans on cooperative apartment units represented $4.9 million of the year-end 1999 total, up $54,000, while home equity loans represented $1.3 million, down $446,000 from the year-earlier amount.

LOAN PORTFOLIO ANALYSIS

                                                                               At December 31,
                                          =========================================================================================
                                                   1999                             1998                            1997
                                          -----------------------------------------------------------------------------------------
                                                          Percent                          Percent                         Percent
(dollars in thousands)                       Amount      of Total            Amount       of Total            Amount      of Total
-----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
  1-4 family                              $  152,644        9.48%          $  178,770       11.94%          $  224,287      15.96%
  Multi-family                             1,348,351       83.72            1,239,094       82.77            1,107,374      78.78
  Commercial real estate                      96,008        5.96               67,494        4.51               61,740       4.39
  Construction                                 4,793        0.30                1,898        0.13                1,538       0.10
-----------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans                       1,601,796       99.46            1,487,256       99.35            1,394,939      99.23
-----------------------------------------------------------------------------------------------------------------------------------
OTHER LOANS:
  Cooperative apartment                        4,856        0.30                4,802        0.32                5,041       0.36
  Home equity                                  1,347        0.08                1,793        0.12                2,386       0.17
  Passbook savings                               331        0.02                  321        0.02                  312       0.02
  Student                                          8       --                       8       --                       8      --
  Other                                        2,200        0.14                2,826        0.19                3,048       0.22
-----------------------------------------------------------------------------------------------------------------------------------
Total other loans                              8,742        0.54                9,750        0.65               10,795       0.77
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                1,610,538      100.00%           1,497,006      100.00%           1,405,734     100.00%
-----------------------------------------------------------------------------------------------------------------------------------
Less: Unearned discounts                          24                               22                               19
     Net deferred loan origination fees        2,404                            1,034                            1,281
     Allowance for loan losses                 7,031                            9,431                            9,431
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net                                $1,601,079                       $1,486,519                       $1,395,003
===================================================================================================================================

ASSET QUALITY

In 1999, the Company's financial performance continued to be distinguished by a stellar record of asset quality.

In addition to recording its 21st consecutive quarter without any net charge-offs, the Company recorded a year-over-year reduction of 52.0% in the level of non-performing assets and a year-over-year reduction of 49.8% in non-performing loans.

      At December 31, 1999, non-performing assets declined to $3.2 million (or 0.17% of total assets) from $3.9 million (or 0.19% of total assets) at the close of the trailing quarter and from $6.6 million (or 0.38% of total assets) at December 31, 1998. Non-performing loans declined to $3.1 million (or 0.19% of loans, net) from $3.8 million (or 0.22% of loans, net) and from $6.2 million (or 0.42% of loans, net) at the corresponding dates. Included in non-performing loans at December 31, 1999 were 25 mortgage loans in foreclosure totaling $2.9 million and eight loans 90 days or more delinquent totaling $222,000. Foreclosed real estate totaled $66,000 at December 31 and September 30, 1999, down from $419,000 at December 31, 1998. The 1999 amount consisted of a single one-to-four family residence which is presently under contract for sale. At year-end 1999, all of the Company's multi-family mortgage, commercial real estate, and construction loans were fully performing; the non-performers were all secured by one-to-four family homes, primarily located in the Borough of Queens.

      From time to time, properties that are classified as "foreclosed real estate" are profitably rented by the Company. When this occurs, such properties are reclassified as "real estate held for investment" and included in "other assets" on the balance sheet. At December 31, 1999, the Company had 16 such investments totaling $1.6 million and generating an 8.80% rate of return to the Bank. Included in the year-end amount are loans of $457,000 that were reclassified in 1999.

      While the quality of the Company's loans partly reflects the strength of the local real estate market, it also reflects the conservative underwriting standards employed by the Bank. In the case of multi-family mortgage loans, management looks at the appraised value of the property that collateralizes the credit, with a particular focus on the consistency of the income stream produced. The condition of the property is another critical factor: every multi-family building is inspected from rooftop to basement by a member of the Board of Directors' Mortgage and Real Estate Committee, together with the Bank's senior mortgage officer. Commercial real estate loans, which are primarily secured by office buildings, are appraised in the same way.

      In the case of one-to-four family mortgage loans, which are typically made on a limited documentation basis, approval depends on a thorough property appraisal and the verification of financial assets, when furnished, in addition to a careful review of the borrower's credit history.

      To further minimize credit risk, the Company limits the amount of credit granted to any one borrower, and requires a minimum debt coverage ratio of 120%. While the Bank will lend up to 75% of appraised value on multi-family buildings, the average loan-to-value ratio on such credits is currently 53%. Similarly, the Bank will lend up to 65% of appraised value on commercial real estate credits, which have a current average loan-to-value ratio of 48%. The average loan-to-value ratio on one-to-four family mortgage loans is 41%, despite the Bank's willingness to lend up to 85% with private mortgage insurance, and up to 75% without PMI. At December 31, 1999, the principal balance remaining on multi-family mortgage loans averaged $1.3 million; the largest loan in the portfolio was $11.7 million at that date. For commercial real estate and one-to-four family mortgage loans, the average principal balance remaining was $698,200 and $67,600, respectively; the largest loans in these portfolios were $5.0 million and $462,000.

      In addition, the Company originates loans within a limited local market. One-to-four family and commercial real estate loans are predominantly secured by properties in Queens and Nassau County, while the Company's multi- family loans are secured by buildings in metropolitan New York. In addition, the Company's multi-family and commercial real estate loans are primarily made through mortgage brokers whose relationship with the Company extends as far back as the 1970s.

      While problem loans have been minimal, the Company follows specific procedures to ensure that they are quickly identified and addressed. In the case of multi-family and commercial real estate loans, the borrower is personally contacted within 20 days of non-payment; in the case of one-to-four family mortgage loans, the borrower is notified by mail within 20 days.

      While every effort is consistently made to originate quality assets, management cannot guarantee that problem loans will not arise. A borrower's ability to fulfill his or her obligations may be impacted by a change in personal circumstances, or by a decline in the local economy or real estate values. To further minimize credit risk, the Company maintains coverage through an allowance for loan losses that totaled $7.0 million at December 31, 1999. The $7.0 million was equivalent to 226.22% of non-performing loans and 0.44% of loans, net, at that date. In addition, the allowance represented 493.06% of accumulated net charge-offs since 1987, when the last major downturn in the real estate market began. The total volume of net charge-offs during those years was a modest $1.4 million, equivalent to an average of $107,000 per year.

      For more information regarding asset quality and the coverage provided by the loan loss allowance, see the asset quality analysis that follows and the discussion of the loan loss provision on page 26 of this report.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 15


ASSET QUALITY ANALYSIS

                                                            At or For the Years Ended December 31,
                                                      ==================================================
(dollars in thousands)                                  1999       1998      1997      1996      1995
--------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
  Balance at beginning of year                        $ 9,431    $9,431    $9,359    $11,359    $11,268
  Loan charge-offs                                         --        --        --         --        (59)
  Loan recoveries                                          --        --        72         --         --
--------------------------------------------------------------------------------------------------------
  Net recoveries (charge-offs)                             --        --        72         --        (59)
  (Reversal of) provision for loan losses              (2,400)       --        --     (2,000)       150
--------------------------------------------------------------------------------------------------------
Balance at end of year                                $ 7,031    $9,431    $9,431    $ 9,359    $11,359
========================================================================================================
NON-PERFORMING ASSETS:
  Mortgage loans in foreclosure                        $2,886    $5,530    $6,121    $ 6,861     $4,929
  Loans 90 days or more delinquent                        222       663     1,571      2,798      2,864
--------------------------------------------------------------------------------------------------------
Total non-performing loans                              3,108     6,193     7,692      9,659      7,793
--------------------------------------------------------------------------------------------------------
Foreclosed real estate                                     66       419     1,030        627        774
--------------------------------------------------------------------------------------------------------
Total non-performing assets                            $3,174    $6,612    $8,722    $10,286     $8,567
========================================================================================================
RATIOS:
  Non-performing loans to loans, net                     0.19%     0.42%     0.55%      0.84%      0.78%
  Non-performing assets to total assets                  0.17      0.38      0.54       0.76       0.69
  Allowance for loan losses to non-performing loans    226.22    152.28    122.61      96.90     145.76
  Allowance for loan losses to loans, net                0.44      0.63      0.68       0.82       1.14
  Allowance for loan losses to accumulated
    net charge-offs since 1987                         493.06    661.36    661.36     625.00     759.00
========================================================================================================

SECURITIES AND MONEY MARKET INVESTMENTS

While mortgage loan production remained its primary focus, the Company enriched its asset mix in 1999 by adding to its portfolios of securities held to maturity and available for sale. At December 31st, securities held to maturity rose to $184.6 million from $152.3 million, a 21.2% increase, while securities available for sale rose to $12.8 million from $4.7 million. The market value of the Company's portfolio of securities held to maturity was $180.2 million, or 97.6% of carrying value at December 31, 1999, as compared to $152.1 million, or 99.9% of carrying value, at December 31, 1998.

      The higher balance of securities held to maturity primarily reflects a $10.4 million increase in U.S. Government and agency obligations to $140.3 million and an $18.4 million increase in FHLB stock to $40.8 million. The higher balance of securities available for sale primarily reflects the reclassification of certain mortgage-backed securities held to maturity following the Company's early adoption of SFAS No. 133. The remainder of the available for sale portfolio consisted of equity investments.

      At December 31, 1999, the balance of money market investments totaled $6.0 million, down from $19.0 million at the prior year-end. The Company's money market investments consist entirely of Federal funds sold.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Reflecting the reclassification of certain mortgage-backed securities as securities available for sale at the start of the second quarter, the year-end 1999 balance of mortgage-backed securities held to maturity declined to $2.1 million from $19.7 million at December 31, 1998. In addition, the reduction reflects prepayments, and the absence of any new investments in such assets since the first quarter of 1994. The market value of the portfolio was $2.1 million and $20.3 million at December 31, 1999 and 1998, respectively, representing 102.0% and 103.3% of carrying value at the corresponding dates.

      In 2000, the Company anticipates that its portfolio of mortgage-backed securities will continue to decline as it maintains its focus on multi-family mortgage lending and investments in short-term securities.

SOURCES OF FUNDS

In 1999, the Company set a new mortgage loan production record, exceeding the year-earlier level by 49.7%. To fund the growth in mortgage loans, as well as other investments, the Company drew extensively on its line of credit with the FHLB. At December 31, 1999, the Company had FHLB advances of $636.4 million, against a line of credit that totaled $762.7 million at the corresponding date. At December 31, 1998, FHLB advances totaled $439.1 million, against a line of credit of $698.8 million. The Company's line of credit is a function of total assets, equivalent to 40% thereof.

      The Company's funding also stemmed from more traditional sources, including deposits, interest payments on loans and other investments, loan prepayments, and the maturities of securities and mortgage-backed securities. Deposits totaled $1.1 billion at year-end 1999, representing a $26.3 million reduction from the year-earlier level, the net effect of a $64.7 million reduction in CDs to $658.2 million and a $38.5 million increase in core deposits to $417.8 million. CDs represented 61.1% of total deposits at year-end 1999, down from 65.6% a year earlier, while core deposits rose to 38.8% from the year-earlier 34.4%.

      The growth in core deposits stemmed from each product category, but most notably from an increase in NOW and money market accounts. NOW and money market accounts totaled $103.4 million at year-end 1999, up $33.0 million from the year-earlier balance, signifying an increase of 46.9%. Non-interest-bearing deposits rose $4.3 million, or 12.2%, to $39.9 million, while savings accounts rose $1.1 million to $274.5 million, representing 25.5% of total deposits at year-end.

      The growth in non-interest-bearing deposits partly reflects the ongoing success of the Company's Mobile CSR program and the opening of a full-service branch in Woodside, Queens at the end of July. Since 1998, the Company has been sending customer service representatives, equipped with laptop computers, to various community locations for the purpose of opening accounts. The most active of these locations has been Flushing-based Queens College, which is visited on a weekly basis during the school year by the Bank's CSRs. In opening the Woodside branch, the Company continued its practice of opening offices at locations that had previously been operated by a money center bank. The new branch is strategically located in a high-traffic shopping center, which is adjacent to a major housing complex.

      The decline in CDs partly reflects the use of the loan participation proceeds to reduce the balance of certain higher cost accounts. However, 89.9% of maturing CDs were rolled over in the twelve months ended December 31, 1999, exceeding the 88.4% retention rate in 1998.

      The level of deposits depends on a combination of factors, including market interest rates and competition with other banks. The Company has taken various steps to attract and maintain deposits. In addition to the full-service Woodside branch, the Company opened a customer service center in Corona in October, and installed a second ATM on the campus of Queens College the month before. The Company's online banking service was expanded in the fourth quarter of the year to permit the online purchase of certain products. Accessed through www.qcsb.com, the Company's web site, the service also enables customers to query their account balances, monitor deposits and withdrawals, transfer funds between accounts, and pay bills from their PCs. In the third quarter of the year, the Bank expanded the hours of service at several of its full-service branches; hours range from as early as 7:30 a.m. to as late as 10:00 p.m. on weekdays and from 9:00 a.m. to 4:00 p.m. on Saturdays.

      In the fourth quarter of 1999, the Company formed a subsidiary, Queens County Capital Management ("QCCM"), Inc., to sell alternative investment products, beginning with fixed annuities in the first quarter of 2000. In addition to enhancing the product menu, the sale of these products represents a potentially attractive source of fee income for the Company.

MARKET RISK AND INTEREST RATE SENSITIVITY

Given the extent to which changes in market interest rates may influence net interest income, interest rate volatility represents the Company's primary market risk. In order to manage its interest rate risk, the Company strives to match the interest rate sensitivity of its assets with the interest rate sensitivity of its liabilities. The Company also monitors its interest rate exposure by analyzing, under a variety of interest rate scenarios, the estimated changes in market value of both its assets and liabilities.

      Interest rate sensitivity is determined by analyzing the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. This difference, or "gap," suggests the extent to which the Company's net interest income may be affected by future changes in market interest rates. A gap is considered "positive" when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and "negative" when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. In a rising rate environment, a company with a negative gap would generally be expected, absent the impact of other factors, to experience a greater increase in the cost of its liabilities relative to the yields on its assets, resulting in a reduction in the company's net interest income. A company with a positive gap would generally be expected to experience the opposite result in a rising rate environment. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would have an opposite, adverse effect.

      In order to enhance the match between its interest-earning assets and its interest-bearing liabilities, management has traditionally invested in adjustable rate mortgage loan originations and supplemented these assets with investments in short-term securities. On the liabilities side of the balance sheet, management has closely monitored the pricing of its depository products, and drawn on its FHLB line of credit when doing so served to enhance profitability. While the Company's one-to-four family mortgage loans typically feature annual rate adjustments, its multi-family mortgage loans typically feature a fixed rate of interest for the first five years of the loan. At the same time, the Company has increasingly utilized FHLB advances and CDs as its primary sources of funding. As a result, the cumulative gap

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 17


between the Company's interest rate sensitive assets and interest rate sensitive liabilities repricing within a one-year period was $835.9 million, representing a negative gap of 43.84% at December 31, 1999. At the prior year-end, the cumulative one-year gap between the Company's interest rate sensitive assets and liabilities was $330.8 million, representing a negative gap of 18.94%. To reduce the Company's interest rate risk in the current rising rate environment, the Company arranged a loan participation in the fourth quarter of 1999, selling $211.6 million in multi-family mortgage loans to the FHLB-NY on December 29th. While the sale will result in a lower average balance of interest-earning assets, interest income will likely be increased, as the loans were sold at a pass-through rate below the loans' contractual interest rate.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 which, based on certain assumptions, are expected to reprice or mature in each of the time periods shown. Except as stated, the amount of assets and liabilities shown to reprice or mature within a particular time period was determined in accordance with the earlier of (a) the term to repricing or (b) the contractual terms of the asset or liability. The interest rate sensitivity analysis utilizes the format and assumptions for disclosure for an interest rate sensitivity gap table required by the FDIC and the New York State Banking Department and, based on the Bank's historical experience during the nine years ended December 31, 1999, reflects the following decay rates: 11.20% for savings accounts; 15.03% for money market accounts; and 22.24% for NOW and Super NOW accounts. No decay rate has been applied for CD accounts. In addition, management has assumed no prepayments of the Company's loans in the preparation of this table; therefore, the assumptions used may not be indicative of future withdrawals of deposits or prepayments of loans. Loan prepayments and scheduled principal amortization totaled $135.1 million in the twelve months ended December 31, 1999.

      As this analysis does not necessarily indicate the impact of changes in market interest rates on the Company's net interest income, certain assets and liabilities indicated as repricing within a stated period or at a stated rate of interest may, in fact, reprice at a different time or interest rate.

INTEREST RATE SENSITIVITY ANALYSIS

                                                                                At December 31, 1999
                                     ================================================================================
                                       Three         Four to      More Than     More Than     More than       More
                                      Months         Twelve      One Year to   Three Years   Five Years       than
(dollars in thousands)                or Less        Months      Three Years  to Five Years  to 10 Years    10 Years
---------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Mortgage and other loans           $  76,867      $ 203,889     $ 283,866     $ 422,477      $587,863    $  35,576
  Securities                            52,190             --            --       140,325            --        3,500
  Mortgage-backed securities(2)            616          2,096           548           262            --           --
  Money market
    investments                          6,000             --            --            --            --           --
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          135,673        205,985       284,414       563,064       587,863       39,076
---------------------------------------------------------------------------------------------------------------------
Less: Unearned discounts
      and deferred fees                  1,011          1,030           100            85           148           54
---------------------------------------------------------------------------------------------------------------------
Net interest-earning assets            134,662        204,955       284,314       562,979       587,715       39,022
---------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Savings accounts                       7,686         22,412        27,373        24,307        21,585      171,137
  NOW and Super NOW accounts             1,379          3,907         4,340         3,375         2,624        9,175
  Money market accounts                  2,954         11,373         9,664         8,211         6,977       39,443
  Certificates of deposit              240,716        283,695       107,307        26,521            --           --
  FHLB advances                        136,600        464,778        35,000            --            --           --
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     389,335        786,165       183,684        62,414        31,186      219,756
---------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap per period  $(254,673)     $(581,210)    $ 100,630     $ 500,565      $556,529    $(180,734)
=====================================================================================================================
Cumulative interest sensitivity gap  $(254,673)     $(835,883)    $(735,253)    $(234,688)     $321,841     $141,107
=====================================================================================================================
Cumulative interest sensitivity gap
  as a percentage of total assets       (13.36)%       (43.84)%      (38.56)%      (12.31)%       16.88%        7.40%
Cumulative net interest-earning
  assets as a percentage of net
  interest-bearing liabilities           34.59          28.89         45.90         83.49        122.15       108.44
=====================================================================================================================

                                       At December 31, 1999
                                     ========================

                                                      Fair
(dollars in thousands)                 Total        Value(1)
-------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Mortgage and other loans           $1,610,538    $1,605,911
  Securities                            196,015       191,558
  Mortgage-backed securities(2)           3,522         3,564
  Money market
    investments                           6,000         6,000
-------------------------------------------------------------
Total interest-earning assets         1,816,075     1,807,033
-------------------------------------------------------------
Less: Unearned discounts
      and deferred fees                   2,428         2,428
-------------------------------------------------------------
Net interest-earning assets           1,813,647     1,804,605
-------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Savings accounts                      274,501       274,501
  NOW and Super NOW accounts             24,800        24,800
  Money market accounts                  78,622        78,622
  Certificates of deposit               658,238       658,987
  FHLB advances                         636,378       636,378
-------------------------------------------------------------
Total interest-bearing liabilities    1,672,540     1,673,287
-------------------------------------------------------------
Interest sensitivity gap per period  $  141,107    $  131,318
=============================================================
Cumulative interest sensitivity gap
=============================================================
Cumulative interest sensitivity gap
  as a percentage of total assets
Cumulative net interest-earning
  assets as a percentage of net
  interest-bearing liabilities
=============================================================

(1) Fair value of securities, including mortgage-backed securities, is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on quoted market prices of comparable instruments. Depending on the type of loan, fair value of loans is based on carrying values or is estimated based on discounted cash flow analyses. Fair value of deposit liabilities is either based on carrying amounts or is estimated based on a discounted cash flow calculation. Fair value for FHLB advances is estimated using a discounted cash flow analysis that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities of FHLB advances.

(2)   Based on historical repayment experience.

      Management also monitors the Company's interest rate sensitivity through an analysis of the change in net portfolio value ("NPV"), which is defined as the net present value of the expected future cash flows of an entity's assets and liabilities. Hypothetically, NPV represents the market value of an institution's net worth.

      Increases in the market value of a company's assets will increase the NPV, whereas declines in the market value of its assets will reduce the NPV. Conversely, increases in the market value of a company's liabilities will reduce the NPV, whereas declines in the market value of its liabilities will increase the NPV. Changes in the market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities, since their values are derived from the rate characteristics (e.g., fixed or adjustable, cap or floor) of the asset or liability relative to the interest rate environment. For example, in a rising interest rate environment, the market value of a fixed rate asset will decline, whereas the market value of an adjustable rate asset, depending on its repricing characteristics, may not necessarily decline.

      The NPV ratio, under any interest rate scenario, is defined as the NPV in said scenario, divided by the market value of assets in the same scenario. This ratio, referred to in the following NPV analysis, initially measures percentage changes from the value of the projected NPV in a given rate scenario and then measures interest rate sensitivity by the change in the NPV ratio over a range of interest rate scenarios. For the purpose of the following NPV analysis, deposit decay rates similar to those employed in the Interest Rate Sensitivity Analysis were used. The NPV analysis is based on simulations that utilize institution-specific assumptions with regard to future cash flows, including customer options such as period and lifetime caps, and deposit withdrawal estimates. The NPV analysis uses discount rates derived from various sources, primarily including, but not limited to, Treasury yield curves.

      Specifically, for mortgage loans, the discount rates used were based on market rates for new loans of similar type and purpose, and adjusted, when necessary, for factors such as servicing cost, credit risk, and term. The discount rates used for CDs and FHLB advances were based on rates that approximate the rates offered by the Company for deposits and FHLB advances of similar remaining maturities. The analysis calculates the NPV at a flat rate scenario by computing the present value of the cash flows of interest-earning assets less the present value of interest-bearing liabilities. Certain assets, including fixed assets and real estate held for investment are assumed to remain at book value (net of a valuation allowance), regardless of the interest rate scenario. Other non-interest-earning assets and non-interest-bearing liabilities, such as deferred fees, unamortized premiums, and accrued expenses and other liabilities, are excluded from the NPV calculation. The following analysis sets forth the Company's NPV at December 31, 1999, as calculated by the Company, for instantaneous and sustained changes in interest rates relative to the NPV in a changing interest rate environment.

NET PORTFOLIO VALUE ANALYSIS

                                                            Market Value
                                                            of Portfolio
     Change in           Net                   Projected      Projected
  Interest Rates      Interest        Net      % Change       % Change
 (in basis points)     Income       Change      to Base        to Base
--------------------------------------------------------------------------------
       +200           $46,870     $(21,527)     (31.47)%      (8.62)%
       +100            54,662      (13,735)     (20.08)       (5.50)
         --            68,397           --          --           --
       -100            69,535        1,138        1.66         0.46
       -200            74,483        6,086        8.90         2.44
================================================================================

      As with the Interest Rate Sensitivity Analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. In order to model changes in NPV, certain assumptions must be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model assumes that the composition of the Company's interest rate sensitive assets and liabilities at the beginning of a period remain constant over the period being measured. In addition, the model assumes that a particular change in interest rates is immediate and is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing schedule of specific assets and liabilities. Assumptions within the model are also subjective in nature and involve uncertainties, and therefore cannot be determined with precision. Thus, although the NPV measurements may, in theory, provide an indication of the Company's exposure to interest rate risk at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company's net portfolio value, and will therefore differ from actual results.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 19


LIQUIDITY AND CAPITAL POSITION

Liquidity

As previously noted, the Company's primary funding sources are deposits and FHLB advances. Additional funding stems from interest and principal payments on loans, securities, and mortgage-backed securities, and the sale of loans and foreclosed real estate. While FHLB advances and scheduled amortization of loans and securities are more predictable funding sources, deposit flows and mortgage prepayments are subject to such external factors as economic conditions, competition, and market interest rates.

      The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In 1999, the net cash used in investing activities totaled $136.9 million, primarily reflecting a $329.5 million net increase in loans, and the investment of $48.0 million and $7.0 million, respectively, in securities held to maturity and securities classified as available for sale. The net increase in loans largely reflects the record level of mortgage loan originations ($676.8 million) and the sale of $211.6 million in multi-family mortgage loans to the FHLB-NY. The Company's investing activities were funded by internal cash flows generated by operating and financing activities. In 1999, the net cash provided by operating activities totaled $13.0 million; the net cash provided by financing activities totaled $114.5 million.

      The Company monitors its liquidity position on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. The Company's most liquid assets are cash and due from banks and money market investments, which collectively totaled $37.2 million at December 31, 1999 and $46.6 million at December 31, 1998. The Company also had securities available for sale of $12.8 million and $4.7 million at the corresponding dates. Additional liquidity is available through the Bank's FHLB line of credit and a $10.0 million line of credit with a money center bank.

      At January 18, 2000, the Bank had loans totaling $130.0 million in the pipeline, which management anticipates having the ability to fund. In addition, CDs due to mature in one year or less from December 31, 1999 totaled $524.4 million; based upon its historic retention rate, as well as current pricing, management believes that a significant portion of such deposits shall remain with the Bank.

Capital Position

In 1999, the Company maintained an aggressive approach to capital management, distributing $18.6 million in cash dividends over the course of four quarters, and allocating $38.4 million toward the repurchase of 1,285,992 shares of Company stock. Since 1994, when the first share repurchase was authorized by the Board of Directors, the Company has allocated $206.2 million to buy back 12.8 million shares at an average price of $16.09 per share. At December 31, 1999, 363,068 shares remained available for repurchase, as authorized by the Board of Directors on November 24th. The timing of any repurchases will depend on market conditions, as well as the implementation of other value-enhancing strategies.

      The extent of the Company's share repurchases is a strong indication of management's confidence in the Company's capital strength. Fueled by cash earnings of $44.3 million, stockholders' equity totaled $137.1 million, or 7.19% of total assets, at December 31, 1999, equivalent to a book value of $7.52 per share, based on 18,233,153 shares. The $44.3 million reflects net income of $31.7 million and $12.6 million in plan-related items, as detailed in the cash earnings analysis on page 21 of this report. At December 31, 1998, stockholders' equity totaled $149.4 million, or 8.55% of total assets, equivalent to a book value of $8.13 per share, based on 18,389,114 shares. To calculate book value, the Company subtracts the number of unallocated ESOP shares at the end of the period from the number of shares outstanding at the same date. At December 31, 1999, the number of unallocated ESOP shares totaled 2,776,974; at December 31, 1998, there were 2,861,783 unallocated ESOP shares.

      Despite the reduction in stockholders' equity resulting from the share repurchase allocation, its level was more than sufficient to exceed the minimum Federal requirements for a bank holding company. Similarly, the Bank's capital strength was such that it continued to exceed not only the minimum levels required, but to qualify the Bank for classification as a "well capitalized" institution under FDICIA. As defined by FDICIA, a well capitalized institution has a ratio of leverage capital to adjusted average assets of 5.00% or more; a ratio of Tier 1 risk-based capital to risk-weighted assets of 6.00% or more; and a ratio of total risk-based capital to risk-weighted assets of 10.00% or more. The minimum Federal requirements for leverage, Tier 1, and total risk-based capital are, respectively, 3.00%, 4.00%, and 8.00%.

      At December 31, 1999, the Bank's leverage capital totaled $174.8 million, or 8.63% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $174.8 million and $181.8 million, or 13.80% and 14.36% of risk-weighted assets, respectively. At December 31, 1998, the Bank's leverage capital totaled $161.4 million, or 9.40% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $161.4 million and $170.9 million, representing 15.23% and 16.12% of risk-weighted assets, respectively. The 1999 and 1998 amounts reflect the transfer of $33.1 million and $17.8 million in capital from the Bank to the Company, respectively.

Results of Operations

EARNINGS SUMMARY

1999 and 1998 Comparison:

The Company recorded core earnings of $30.1 million in the twelve months ended December 31, 1999, up $3.2 million, or 11.8%, from $26.9 million in 1998. On a diluted per share basis, the Company's core earnings rose to $1.59 from $1.34 in the year-earlier period, representing an increase of 18.7%.

      In 1999, the Company took certain steps that prompted an immediate reduction in compensation and benefits expense. In the third quarter of the year, the Company froze its defined benefit pension plan, which resulted in a one-time gain of $1.6 million and offset a one-time charge of $735,000 following the implementation of an early retirement window in the fourth quarter of the year. The net benefit of these actions was a $472,000 increase in 1999 earnings, equivalent to $0.02 per share.

      In the first quarter of the year, the Company reversed $2.0 million from the allowance for loan losses in recognition of the portfolio's stellar performance and the level of coverage provided for its non-performing loans. The net benefit of the reversal was $1.1 million, equivalent to $0.06 per share.

      Reflecting these actions, the Company's 1999 earnings rose to $31.7 million, or $1.67 on a diluted per share basis, representing an ROA of 1.69% and an ROE of 22.99%. Both measures compared favorably with the industry averages, which were 0.86% and 8.14%, respectively.

      The Company also reported 1999 cash earnings of $44.3 million, or $2.34 on a diluted per share basis, representing a cash ROA of 2.37% and a cash ROE of 32.21%. The Company's 1999 cash earnings contributed $12.7 million, or 40.1%, more to capital than its 1999 GAAP earnings alone.

      The Company's 1999 earnings growth stemmed from an increase in net interest income and a reduction in operating expense. Net interest income rose to $68.9 million in 1999 from the year-earlier $68.5 million, despite declines in the interest rate spread and net interest margin to 3.41% and 3.79%, respectively. The increase in net interest income was the net effect of an $8.8 million rise in interest income and an $8.4 million increase in interest expense. Interest income rose to $143.1 million, reflecting a $205.8 million rise in the average balance of interest-earning assets to $1.8 billion and a 46-basis point decline in the average yield to 7.86%. The Company's interest-earning asset growth was fueled by the record level of mortgage loan originations, which totaled $676.8 million in the twelve months ended December 31, 1999.

      The growth in interest-earning assets was paralleled by a rise in average interest-bearing liabilities, as the Company increased its use of FHLB advances to fund the production of mortgage loans. Fueled by a $223.4 million increase in the average balance of interest-bearing liabilities to $1.7 billion, interest expense rose to $74.2 million; the average cost of these funds fell 11 basis points to 4.45%. FHLB advances represented $172.3 million of the increase in the average balance, having risen to $570.1 million in 1999. Tempered by a four-basis point drop in the average cost of such funds, FHLB advances generated 1999 interest expense of $30.3 million, up $9.0 million from the prior-year amount. The sale of $211.6 million in multi-family mortgage loans to the FHLB-NY late in the fourth quarter generated proceeds that were utilized to reduce the year-end balance of these higher cost funds.

      The Company's earnings also reflect a $4.6 million reduction in operating expense to $21.4 million, or 1.14% of average assets, stemming in part from the cost containment measures cited above. The reduction reflects a $5.0 million decline in compensation and benefits expense to $13.5 million, including the one-time curtailment gain of $1.6 million, as well as a $4.1 million decline in non-cash items stemming from a change in the Company's stock-related benefit plans. This reduction was partly offset by a $444,000 increase in other expense to $872,000, reflecting the $400,000 recourse reserve established in connection with the sale of loans to the FHLB-NY. Because the $400,000 was reversed from the allowance for loan losses, the establishment of the recourse reserve had no impact on net income in 1999.

      Reflecting the reduction in operating expense and the rise in net interest income, the Company's efficiency ratio improved to 29.95% from 36.51% on a GAAP earnings basis and, on a cash earnings basis, to 26.37% from 27.05%. The Company continued to rank among the thrift industry's most efficient institutions; in 1999, the average efficiency ratio was 60.52%.

      The growth in earnings was tempered by a decline in other operating income, as well as by an increase in income tax expense. Other operating income totaled $2.5 million in 1999, down $31,000 from the year-earlier total, the net effect of a $248,000 drop in fee income to $1.9 million and a $217,000 increase in other income to $660,000. On December 30, 1999, the Company invested $30.0 million of the proceeds from its FHLB-NY loan participation in Bank-Owned Life Insurance, an income-producing tax-favored product. Because this investment was made toward the close of the fourth quarter, its contribution to other income will begin to be reflected in the first quarter of 2000.

      Reflecting a $7.3 million, or 16.2%, rise in pre- tax income to $52.4 million, income tax expense rose $2.6 million to $20.8 million in 1999. The increase was partly tempered by an effective tax rate of 39.61% and an $802,000 reduction in non-cash items stemming from the Company's stock-related benefit plans.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 21


1998 and 1997 Comparison:

The Company recorded 1998 earnings of $26.9 million, representing a 15.8% increase from $23.3 million in 1997 and a 25.2% increase in diluted earnings per share to $1.34 from $1.07. The 1997 amounts included the recapture of $1.3 million in the first quarter that had been recorded as a tax charge in the fourth quarter of 1996. The Company's 1998 earnings provided an ROE of 17.32% and an ROA of 1.62%, up from 12.95% and 1.61%, respectively, in the year-earlier twelve months.

      In addition, the Company recorded 1998 cash earnings of $43.8 million, representing a 23.6% increase from 1997 cash earnings of $35.4 million and a 34.0% increase in diluted cash earnings per share to $2.17 from $1.62. The Company's 1998 cash earnings thus contributed 62.4% more to equity growth than its 1998 GAAP earnings, and generated a cash ROE and cash ROA of 28.13% and 2.64%, respectively.

      In 1998, the Company's earnings growth was fueled by higher net interest income and other operating income, together with a reduction in operating expense. As the provision for loan losses was suspended in all four quarters, the growth in earnings was tempered only by an increase in income tax expense.

      Net interest income rose $6.1 million, or 9.8%, to $68.5 million, the net result of a $16.5 million increase in interest income to $134.3 million and a $10.4 million increase in interest expense to $65.8 million. As in previous years, the growth in interest income was driven by volume mortgage loan production. In 1998, the Company recorded originations of $452.2 million, including $409.8 million in multi-family mortgage loans. Fueled by a $187.4 million increase in average loans to $1.4 billion, the average balance of interest-earning assets rose $213.2 million, or 15.2%, to $1.6 billion. The higher average balance served to offset an eight-basis point drop in the average yield to 8.32%.

      The concurrent rise in interest expense was fueled by the funding needed to support the Company's profitable interest-earning asset growth. While the average cost of funds was maintained at 4.56%, the average balance of interest-bearing liabilities rose $231.0 million to $1.4 billion, driven by a $208.7 million increase in average FHLB advances to $397.8 million.

      In addition, the Company recorded an interest rate spread of 3.76% and a net interest margin of 4.24%, both well above the industry averages, despite reductions of eight and 21 basis points, respectively, from 3.84% and 4.45% in 1997.

      In addition to the increase in net interest income, the Company's 1998 performance was fueled by a $249,000 rise in other operating income to $2.6 million, the net effect of an $824,000 increase in fee income to $2.1 million and a $575,000 decline in other income to $443,000. The Company also recorded a $1.1 million reduction in operating expense to $26.0 million, primarily reflecting a $343,000 decline in compensation and benefits expense to $18.5 million. Included in the latter amount was $6.7 million in plan-related expenses, down from $7.4 million in the prior year.

      Reflecting the decline in operating expense and the higher levels of net interest income and other operating income, the Company's efficiency ratio improved to 36.51% in 1998 from 41.86% in 1997. On the basis of cash earnings, the efficiency ratio improved to 27.05% from 30.47%.

      The combination of reduced operating expense and higher net interest income and other operating income produced pre-tax income of $45.1 million, up $7.5 million, or 20.0%, from $37.6 million in 1997. The increase contributed to a $3.8 million rise in income tax expense to $18.2 million, from $14.4 million in the prior year. In addition, the higher level of income tax expense in 1998 reflected a $4.7 million rise in non-cash items to $8.1 million. Furthermore, the Company's 1997 income tax expense was reduced by the recapture of $1.3 million that had been recorded as a tax charge in the fourth quarter of 1996.

      The provision for loan losses was suspended throughout 1998, as in 1997, based on the level of coverage provided by the allowance for loan losses and the consistently solid performance of the Company's loan portfolio.

CASH EARNINGS ANALYSIS

                                                                         For the Years Ended December 31,
                                                                 ================================================
(in thousands, except per share data)                             1999                 1998                1997
-----------------------------------------------------------------------------------------------------------------
Net income                                                       $31,664              $26,944             $23,264
Additional contributions to stockholders' equity:
  Amortization and appreciation of stock-related benefit plans     2,559                6,724               7,368
  Associated tax benefits                                          7,269                8,071               3,416
  Amortization of goodwill                                            --                   --                  --
  Other                                                            2,857                2,019               1,351
-----------------------------------------------------------------------------------------------------------------
Cash earnings                                                    $44,349              $43,758             $35,399
=================================================================================================================
Cash earnings per share                                            $2.39                $2.29               $1.73
Diluted cash earnings per share                                     2.34                 2.17                1.62
=================================================================================================================

INTEREST INCOME

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yields on said assets, and the current level of market interest rates. Such rates are influenced by the Federal Open Market Committee ("FOMC") of the Federal Reserve Board of Governors, which reduces, maintains, or increases the Federal Funds rate (the rate at which banks borrow funds from one another), as it deems necessary. In 1999, the Federal funds rate was maintained at 4.75% until June, at which time it was raised 25 basis points to 5.00%. Two additional 25-basis point increases followed in August and November, restoring the rate to 5.50%, where it last had been in September 1998.

1999 and 1998 Comparison:

In 1999, the Company originated a record level of multi-family mortgage loans and increased its commercial real estate lending while, at the same time, increasing its investments in securities. These actions combined to produce a $205.8 million, or 12.7%, rise in the average balance of interest-earning assets to $1.8 billion, generating an $8.8 million rise in interest income year-over-year. Specifically, interest income rose to $143.1 million from $134.3 million, the net effect of the higher average balance and a 46-basis point decline in the average yield to 7.86%.

      Loans generated 92.0% of total interest income and represented 89.6% of average interest-earning assets in 1999. Specifically, the interest income produced by mortgage and other loans rose $7.8 million to $131.6 million from the year-earlier level, the net effect of a $186.1 million increase in the average balance to $1.6 billion and a 50-basis point decline in the average yield to 8.07%.

      Securities generated 7.1% of total interest income and accounted for 9.2% of average interest-earning assets in 1999. The interest income therein derived rose $2.7 million to $10.2 million, the net effect of a $48.2 million increase in the average balance to $166.7 million and a 19-basis point drop in the average yield to 6.10%. While the Company increased its securities portfolio during the year, the higher average balance also reflects the reclassification of certain mortgage-backed securities as securities available for sale, effective April 1, 1999.

      Reflecting the reclassification, as well as scheduled repayments, the average balance of mortgage-backed securities declined to $13.1 million from $36.8 million in 1998. The interest income produced by mortgage-backed securities fell to $893,000 from $2.3 million, the net effect of the lower average balance and a 47-basis point rise in the average yield to 6.83%.

      Money market investments generated interest income of $443,000, down from $691,000 in the year-earlier twelve months. Reflecting management's focus on mortgage lending, the average balance of money market investments declined to $9.3 million from $14.1 million, in tandem with a 13-basis point drop in the average yield to 4.76%.

      The Company's sale of $211.6 million in multi-family mortgage loans on December 29, 1999 will likely result in a lower average balance of interest-earning assets in the first quarter of 2000. Because the Company continues to earn interest on the loans that were sold, it is management's expectation that the average yield will rise even as the average balance declines. Accordingly, management would expect the level of interest income to be supported by this transaction, while reminding the reader that the level of interest income depends on a combination of factors, identified in the introductory paragraph above. A significant change in any one of these factors could adversely impact the level of interest income in future periods.

1998 and 1997 Comparison:

In 1998, interest income rose 14.1% to $134.3 million from $117.7 million in 1997. The growth in interest income was the net result of a $213.2 million, or 15.2%, rise in the average balance of interest-earning assets to $1.6 billion and an eight-basis point reduction in the average yield to 8.32%.

      Despite increased competition for product resulting from the then-prevailing rate environment, the Company originated $452.2 million in mortgage loans in 1998. As a result, the average balance of loans rose $187.4 million, or 14.9%, to $1.4 billion, and the interest income generated by loans rose $14.9 million, or 13.7%, to $123.8 million. Notwithstanding the pressure to lower rates induced by competition, the average yield on the Company's loans declined nine basis points to 8.57%. In 1998, loans represented 89.5% of average interest-earning assets and generated 92.2% of interest income, as compared to 89.7% and 92.5%, respectively, in the prior twelve-month period.

      The interest income provided by loans was complemented by the interest income generated by the Company's growing portfolio of securities. Securities generated interest income of $7.5 million in 1998, up 57.6% from $4.7 million in the prior year. The $2.7 million increase stemmed from a $42.4 million, or 55.6%, rise in the average balance to $118.6 million, and was supported by a seven-basis point rise in the average yield to 6.29%. In 1998, securities represented 7.3% of average interest-earning assets, up from 5.4% in 1997, and generated 5.6% of interest income, up from 4.0%.

      The rise in interest income also stemmed from the Company's money market investments, which generated $691,000 in interest income in 1998, as compared to $273,000 in 1997. The 1998 level reflected an $8.9 million increase in the average balance to $14.1 million, which offset a 29-basis point reduction in the average yield to 4.89%.

      The higher level of interest income stemming from each of these assets combined to offset a reduction in the interest income derived from mortgage-backed securities to $2.3 million from $3.9 million. The lower level in 1998 was the net effect of a $25.5 million decrease in the average balance to $36.8 million and a 17-basis point rise in the average yield to 6.36%.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 23


INTEREST EXPENSE

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

1999 and 1998 Comparison:

The Company's profitable asset growth was primarily funded by an increase in FHLB advances, and supported by an increase in CDs and core deposits (savings accounts, NOW and money market accounts, and non-interest-bearing accounts). Interest expense rose $8.4 million year-over-year to $74.2 million, the net effect of a $223.4 million increase in the average balance of interest-bearing liabilities to $1.7 billion and an 11-basis point drop in the average cost to 4.45%.

      While the balance of FHLB advances was significantly reduced at year-end with the proceeds from the Company's loan participation transaction, the reduction is not reflected in the average balance sheet for 1999. For the twelve months ended December 31, 1999, FHLB advances generated interest expense of $30.3 million, an increase of $9.0 million, the net effect of a $172.3 million rise in the average balance to $570.1 million and a four-basis point drop in the average cost to 5.31%. The benefit of the transaction will be reflected in the Company's first quarter 2000 average balance sheet.

      In 1999, CDs produced interest expense of $35.1 million, or 47.3% of the total, down $1.1 million from the level recorded in 1998. The reduction was the net effect of a 38-basis point decline in the average cost to 4.92% and a $30.1 million rise in the average balance to $714.5 million.

      The average balance of core deposits, meanwhile, rose $26.7 million to $419.6 million, producing a $600,000 rise in interest expense to $8.8 million. Despite the increase in interest rates during the twelve-month period, the average cost of core deposits was maintained at 2.10%. Savings accounts generated interest expense of $6.3 million, up $105,000, the net effect of a $5.8 million increase in the average balance to $274.4 million and a one-basis point drop in the average cost to 2.31%. NOW and money market accounts produced interest expense of $2.5 million, up $512,000, reflecting a $14.0 million rise in the average balance to $83.9 million and a 15-basis point rise in the average cost to 2.93%. The average balance of non-interest-bearing deposits rose $5.7 million, or 17.8%, to $37.6 million from $31.9 million in 1998.

      Mortgagors' escrow generated interest expense of $29,000, down from $46,000 in 1998. The decrease was the net effect of an eight-basis point drop in the average cost to 0.12% and a $1.2 million rise in the average balance to $23.7 million.

      The Company manages interest expense by carefully monitoring the rates it pays on deposits and adjusting them, as needed, while still maintaining a profitable interest rate spread. While the cost of FHLB advances exceeds that of deposits, they continue to be an attractive funding option, given the flexibility they offer and the record of earnings growth resulting from their use. The extent to which FHLB advances are relied upon for funding in 2000 will depend on a combination of factors, including the availability of deposits and the level of loan demand.

1998 and 1997 Comparison:

Interest expense rose to $65.8 million in 1998 from $55.3 million in 1997. The rise in interest expense was driven by the need for additional funding to fuel the Company's prolific loan growth. Accordingly, the average balance of interest-bearing liabilities rose $231.0 million to $1.4 billion, while the average cost remained unchanged at 4.56%.

      CDs generated 1998 interest expense of $36.3 million, up $74,000 from the year-earlier level, the net result of an $18.2 million rise in the average balance to $684.4 million and a 13-basis point drop in the average cost to 5.30%. Reflecting a shift in the Company's mix of funding sources, CDs represented 47.4% and 55.0% of average interest-bearing liabilities in 1998 and 1997, and generated 55.1% and 65.4%, respectively, of interest expense.

      While CDs remained the largest component of interest-bearing liabilities, FHLB advances experienced the largest percentage growth. Specifically, FHLB advances produced interest expense of $21.3 million, up $10.5 million from the level recorded in the year-earlier twelve months. The increase was the net result of a $208.7 million rise in the average balance to $397.8 million and a 33-basis point decline in the average cost to 5.35%. FHLB advances thus represented 27.6% of average interest-bearing liabilities in 1998 (as compared to 15.6% in 1997) and generated 32.4% of interest expense (as compared to 19.4%).

      The higher level of interest expense also reflects a $2.5 million rise in the average balance of NOW and money market accounts to $69.9 million, in concert with a four-basis point rise in the average cost to 2.78%. As a result, NOW and money market accounts generated interest expense of $1.9 million, up $100,000, or 5.4%, from the year-earlier amount. In addition, the interest expense stemming from mortgagors' escrow accounts rose $5,000 to $46,000, the net effect of a $5.1 million increase in the average balance to $22.5 million and a three-basis point reduction in the average cost to 0.20%.

      The interest expense produced by savings accounts fell $299,000 to $6.2 million, reflecting a $3.5 million decline in the average balance to $268.6 million and an eight-basis point drop in the average cost to 2.32%. Savings accounts represented 18.6% of average interest-bearing liabilities in 1998, versus 22.4% in 1997, and generated 9.5% of interest expense, versus 11.8%.

NET INTEREST INCOME ANALYSIS

                                                         For the Years Ended December 31,
                                       ======================================================================
                                                    1999                                  1998
-------------------------------------------------------------------------------------------------------------
                                                                Average                               Average
                                         Average                Yield/         Average                Yield/
(dollars in thousands)                   Balance     Interest    Cost          Balance    Interest     Cost
=============================================================================================================
ASSETS
  Interest-earning Assets:
    Mortgage and other
      loans, net                       $1,631,168    $131,618    8.07%       $1,445,028    $123,784    8.57%
    Securities                            166,761      10,169    6.10           118,594       7,464    6.29
    Mortgage-backed securities             13,081         893    6.83            36,782       2,338    6.36
    Money market investments                9,309         443    4.76            14,130         691    4.89
-------------------------------------------------------------------------------------------------------------
  Total interest-earning assets         1,820,319    $143,123    7.86%        1,614,534    $134,277    8.32%
  Non-interest-earning assets              48,010                                43,727
-------------------------------------------------------------------------------------------------------------
  Total assets                         $1,868,329                            $1,658,261
=============================================================================================================
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing Liabilities:
    NOW and money market
      accounts                          $  83,875     $ 2,456    2.93%        $  69,894     $ 1,944    2.78%
    Savings accounts                      274,402       6,329    2.31           268,558       6,224    2.32
    Certificates of deposit               714,546      35,123    4.92           684,434      36,251    5.30
    FHLB advances                         570,077      30,283    5.31           397,815      21,290    5.35
    Mortgagors' escrow                     23,736          29    0.12            22,501          46    0.20
-------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    liabilities                         1,666,636    $ 74,220    4.45%        1,443,202    $ 65,755    4.56%
  Non-interest-bearing
    deposits                               37,596                                31,918
  Other liabilities                        26,390                                27,559
-------------------------------------------------------------------------------------------------------------
  Total liabilities                     1,730,622                             1,502,679
  Stockholders' equity                    137,707                               155,582
-------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity               $1,868,329                            $1,658,261
=============================================================================================================
  Net interest income/interest
    rate spread                                      $ 68,903    3.41%                     $ 68,522    3.76%
  Net interest-earning assets/
    net interest margin                  $153,683                3.79%         $171,332                4.24%
  Ratio of interest-earning
    assets to interest-bearing
    liabilities                                                  1.09x                                 1.12x
=============================================================================================================

                                       For the Years Ended December 31,
                                       ===============================
                                                    1997
----------------------------------------------------------------------
                                                               Average
                                        Average                Yield/
(dollars in thousands)                  Balance     Interest    Cost
======================================================================
ASSETS
  Interest-earning Assets:
    Mortgage and other
      loans, net                       $1,257,632    $108,868   8.66%
    Securities                             76,208       4,737   6.22
    Mortgage-backed securities             62,259       3,856   6.19
    Money market investments                5,269         273   5.18
----------------------------------------------------------------------
  Total interest-earning assets         1,401,368    $117,734   8.40%
  Non-interest-earning assets              39,895
----------------------------------------------------------------------
  Total assets                         $1,441,263
======================================================================
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing Liabilities:
    NOW and money market
      accounts                          $  67,347     $ 1,844   2.74%
    Savings accounts                      272,043       6,523   2.40
    Certificates of deposit               666,242      36,177   5.43
    FHLB advances                         189,136      10,751   5.68
    Mortgagors' escrow                     17,451          41   0.23
----------------------------------------------------------------------
  Total interest-bearing
    liabilities                         1,212,219    $ 55,336   4.56%
  Non-interest-bearing
    deposits                               26,622
  Other liabilities                        22,798
----------------------------------------------------------------------
  Total liabilities                     1,261,639
  Stockholders' equity                    179,624
----------------------------------------------------------------------
  Total liabilities and
    stockholders' equity               $1,441,263
======================================================================
  Net interest income/interest
    rate spread                                      $ 62,398   3.84%
  Net interest-earning assets/
    net interest margin                  $189,149               4.45%
  Ratio of interest-earning
    assets to interest-bearing
    liabilities                                                 1.16x
======================================================================

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 25


RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) the changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) the changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                    Year Ended                          Year Ended
                                                 December 31, 1999                   December 31, 1998
                                              Compared to Year Ended              Compared to Year Ended
                                                 December 31, 1998                   December 31, 1997
                                                Increase/(Decrease)                 Increase/(Decrease)
                                          ====================================================================
                                                 Due to                              Due to
--------------------------------------------------------------------------------------------------------------
(in thousands)                             Volume      Rate         Net        Volume       Rate        Net
==============================================================================================================
INTEREST-EARNING ASSETS:
  Mortgage and other loans, net           $15,021    $(7,187)    $ 7,834       $16,060    $(1,144)    $14,916
  Securities                                2,938       (233)      2,705         2,666         61       2,727
  Mortgage-backed securities               (1,619)       174      (1,445)       (1,620)       102      (1,518)
  Money market investments                   (229)       (19)       (248)          433        (15)        418
--------------------------------------------------------------------------------------------------------------
Total                                      16,111     (7,265)      8,846        17,539       (996)     16,543
--------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  NOW and money market accounts               410        102         512            71         29         100
  Savings accounts                            135        (30)        105           (81)      (218)       (299)
  Certificates of deposit                   1,482     (2,610)     (1,128)          964       (890)         74
  FHLB advances                             9,147       (154)      8,993        11,164       (625)     10,539
  Mortgagors' escrow                            1        (18)        (17)           10         (5)          5
--------------------------------------------------------------------------------------------------------------
Total                                      11,175     (2,710)      8,465        12,129     (1,710)     10,419
--------------------------------------------------------------------------------------------------------------
Net change in interest income             $ 4,936    $(4,555)    $   381       $ 5,410     $  714     $ 6,124
==============================================================================================================

                                                  Year Ended
                                               December 31, 1997
                                            Compared to Year Ended
                                               December 31, 1996
                                              Increase/(Decrease)
                                          ============================
                                               Due to
----------------------------------------------------------------------
(in thousands)                            Volume     Rate       Net
======================================================================
INTEREST-EARNING ASSETS:
  Mortgage and other loans, net           $16,210    $641     $16,851
  Securities                                  117     312         429
  Mortgage-backed securities               (1,373)    (23)     (1,396)
  Money market investments                   (445)     (9)       (454)
----------------------------------------------------------------------
Total                                      14,509     921      15,430
----------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  NOW and money market accounts              (172)    (23)       (195)
  Savings accounts                           (241)     10        (231)
  Certificates of deposit                   3,708     (64)      3,644
  FHLB advances                             7,267      65       7,332
  Mortgagors' escrow                            5      (3)          2
----------------------------------------------------------------------
Total                                      10,567     (15)     10,552
----------------------------------------------------------------------
Net change in interest income             $ 3,942    $936     $ 4,878
======================================================================

NET INTEREST INCOME

Net interest income is the Company's primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest- bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors are influenced, in turn, by the pricing and mix of the Company's interest-earning assets and funding sources, and by such external factors as competition, economic conditions, and the monetary policy of the FOMC.

1999 and 1998 Comparison:

The Company recorded net interest income of $68.9 million in 1999, as compared to $68.5 million in 1998. The $381,000 increase was achieved despite declines in the Company's interest rate spread and net interest margin, to 3.41% and 3.79% from 3.76% and 4.24%, respectively, in 1998. While the Company's spread and margin were pressured by the increased use of FHLB advances, they continued to exceed the averages for the thrift industry. In 1999, the average interest rate spread was 2.87%, while the average net interest margin was 3.37%.

      The sale of $211.6 million in multi-family mortgage loans late in the fourth quarter enabled the Company to reduce its balance of FHLB advances and certain higher cost CDs. While this transaction had no impact on the Company's 1999 spread or margin, the benefits are likely to be reflected in 2000. Barring a more significant increase in market interest rates than management is currently expecting, the Company's spread and margin are likely to stabilize or modestly increase. The direction of the Company's net interest margin will also depend on the extent of the Company's share repurchase program and the amount of capital allocated toward this end.

      It should also be re-emphasized that the level of net interest income is a function of several factors. Among the factors that could result in the Company recording lower net interest income are a reduction in the volume of mortgage originations, a substantial increase in mortgage prepayments, and a significant change in market interest rates.

1998 and 1997 Comparison:

Driven by the significant growth in average interest-earning assets, the Company's net interest income rose 9.8% to $68.5 million from $62.4 million in 1997. The increase was the net effect of a $16.5 million, or 14.1%, rise in interest income, and a $10.4 million, or 18.8%, rise in interest expense.

      Pressured by a flat yield curve and the use of higher cost funding sources, the Company's interest rate spread declined eight basis points to 3.76%. Similarly, the Company recorded a net interest margin of 4.24%, down 21 basis points. In addition, the Company's margin reflected the allocation of $52.5 million to repurchase shares of Company stock in 1998. Despite these declines, the Company's 1998 spread and margin exceeded the industry averages by 96 and 89 basis points, respectively.

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

1999 and 1998 Comparison:

In 1999, the Company's loan portfolio delivered a superior performance, surpassing the solid performance delivered in 1998. At December 31, 1999, non-performing loans declined 49.8% to $3.1 million (or 0.19% of loans, net) from $6.2 million (or 0.42% of loans, net) at December 31, 1998. In addition, the Company extended its record to 21 consecutive quarters without any net charge-offs and maintained the fully performing status of its multi-family mortgage loan portfolio. The Company, historically, has had a low level of net charge-offs. At December 31, 1999, the total volume for the thirteen years since 1987 was $1.4 million, equivalent to a modest average of $107,000 per year.

      Given the superior quality of the Company's assets, management extended the suspension of the loan loss provision throughout 1999 and reversed $2.0 million from the allowance for loan losses in the first quarter of the year. The impact of this reversal on the Company's 1999 earnings was an after-tax benefit of $1.1 million, or $0.06 per share. In the fourth quarter of the year, an additional $400,000 was reversed from the loan loss allowance and used to establish a recourse reserve for the $211.6 million in multi-family mortgage loans that were sold to the FHLB-NY. The $400,000 is included in "other expense" for 1999, and had no impact on earnings, as it was reversed from the loan loss allowance.

      The allowance for loan losses thus declined to $7.0 million, or 0.44% of loans, net, and 226.22% of non-performing loans, at December 31, 1999. Reflecting the historic strength of the Company's assets, the $7.0 million also represented 493.06% of accumulated net charge-offs for the 13 years ended December 31, 1999.

      Based on the quality of the Company's loans and the level of coverage provided, management expects to extend the suspension of the loan loss provision throughout 2000. This said, it should be cautioned that this practice could be discontinued in the event of a significant downturn in the local real estate market and/or a significant change in the quality of the mortgage loan portfolio.

      For more information about the loan portfolio's 1999 performance, see the discussion and analysis of asset quality beginning on page 14 of this report.

1998 and 1997 Comparison:

In 1998, the Company's loans delivered another strong performance, improving on their solid performance in the prior year. Non-performing loans declined to $6.2 million at December 31, 1998 from $7.7 million at December 31, 1997, or to 0.42% of loans, net, from 0.55%. In addition, the Company extended its record to 17 consecutive quarters without any net charge-offs and maintained the fully performing status of its multi-family mortgage loan portfolio.

      Reflecting these achievements, and the level of coverage provided by the loan loss allowance, the provision for loan losses was suspended throughout 1998, as it was in 1997. In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $9.4 million, equivalent to 152.28% of non-performing loans and 0.63% of loans, net, at December 31, 1998.

OTHER OPERATING INCOME

The interest income generated by the Company's interest-earning assets is complemented by other operating income derived from service fees and fees charged on loans and depository accounts.

1999 and 1998 Comparison:

Other operating income totaled $2.5 million in 1999, down $31,000 from the level recorded in 1998. The reduction was the net effect of a $248,000 decline in fee income to $1.9 million and a $217,000 increase in other income to $660,000. In 1998, fee income was bolstered by penalties paid during an extended period of mortgage loan prepayment activity.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 27


      In the fourth quarter of 1999, management took certain actions that will generate an increase in other operating income in 2000 and beyond. On December 30, 1999, the Company invested $30.0 million in Bank-Owned Life Insurance, which will produce approximately $1.9 million in other income in the year ahead. In addition, the Company formed a subsidiary, QCCM, Inc., which will sell alternative investment products through the branch network. Besides expanding the Bank's product menu, the sale of such products will provide additional fee income for the Company.

1998 and 1997 Comparison:

The Company generated other operating income of $2.6 million in 1998, up $249,000 from $2.3 million in 1997. The 10.8% increase was the net effect of an $824,000 rise in fee income to $2.1 million and a $575,000 decrease in other income to $443,000.

      The higher level of fee income in 1998 reflected a general increase in service fees and charges, together with an increase in prepayment penalties. In 1997, the higher level of other income reflected a gain on the sale of $13.6 million in multi-family mortgage loans to another financial institution in the fourth quarter of the year.

OPERATING EXPENSE

Among the Company's distinguishing characteristics is a demonstrated ability to contain operating expense. Consisting of compensation and benefits, occupancy and equipment, general and administrative ("G&A"), and other expenses, the Company's operating expense typically represents a below-average percentage of average assets and contributes to an efficiency ratio that ranks among the thrift industry's best. Included in compensation and benefits expense are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses") which are added to stockholders' equity at the end of the period.

1999 and 1998 Comparison:

The Company's focus on cost containment was aptly demonstrated in 1999. Operating expense declined 17.6% to $21.4 million, or 1.14% of average assets, from $26.0 million, or 1.57% of average assets, in 1998. The $4.6 million reduction primarily stemmed from a 27.4% decline in compensation and benefits expense to $13.5 million, from $18.5 million in the year-earlier twelve months. The $5.0 million savings included the one-time gain of $1.6 million pursuant to the freezing of the Bank's defined benefit pension plan at September 30th, which more than offset a one-time charge of $735,000 pursuant to the implementation of an early retirement window in the fourth quarter of the year. The reduction in compensation and benefits also reflects a $4.1 million decline in plan-related expenses to $2.6 million, pursuant to a change in the amortization period for the Company's ESOP to sixty years from thirty at January 1, 1999. While recorded as a charge against earnings, the $2.6 million (which represented 19.0% of compensation and benefits expense and 11.9% of total operating expense in the current 12-month period) was added back to stockholders' equity at December 31, 1999.

      The Company's 1999 operating expense also reflects a $157,000 decline in occupancy and equipment expense to $2.3 million, despite the Company's successful Y2K preparations and the opening of two banking offices in the second half of the year. This decline, and the decrease in compensation and benefits expense, substantially offset increases of $221,000 and $444,000 in G&A expense and other expense to $4.8 million and $872,000, respectively. The increase in other expense primarily stemmed from the establishment of the $400,000 recourse reserve in connection with the fourth quarter sale of $211.6 million in multi-family mortgage loans to the FHLB-NY. As the $400,000 was reversed from the allowance for loan losses, this action had no impact on the Company's 1999 earnings.

      Reflecting the reduction in operating expense and the growth in net interest income, the Company's efficiency ratio improved to 29.95% from 36.51% on the basis of GAAP earnings and, on the basis of cash earnings, to 26.37% from 27.05%.

      The actions taken by management to reduce expenses in 1999 will continue to benefit earnings in 2000.

1998 and 1997 Comparison:

The Company recorded 1998 operating expense of $26.0 million, or 1.57% of average assets, an improvement from $27.1 million, or 1.88% of average assets, in 1997. The $1.1 million decline reflected reductions in all four expense categories, including a $343,000 decrease in compensation and benefits expense to $18.5 million; a $322,000 decrease in G&A expense to $4.6 million; a $195,000 decrease in occupancy and equipment expense to $2.4 million; and a $271,000 decrease in other operating expense to $428,000.

      Plan-related expenses totaled $6.7 million, representing 36.3% of compensation and benefits expense and 25.9% of total operating expense in 1998. In the prior year, the Company recorded plan-related expenses of $7.4 million, representing 39.0% and 27.2%, respectively, of compensation and benefits expense and total operating expense. The decline in plan-related expenses partly reflects the extension of the amortization period for the ESOP to thirty years from twenty as of January 1, 1998.

      Reflecting the decline in operating expense and the higher levels of net interest income and other operating income, the Company's efficiency ratio improved to 36.51% in 1998 from 41.86% in 1997. Excluding the $6.7 million in plan-related expenses, i.e., on a cash earnings basis, the efficiency ratio improved to 27.05% from 30.47% in the year-earlier twelve months.

INCOME TAX EXPENSE

Income tax expense includes Federal, New York State, and New York City income taxes. In addition, the Company's income tax expense reflects certain non-cash items stemming from the amortization and appreciation of shares held in its stock-related benefit plans. While these non-cash items are recorded as a charge against earnings, they are added back to stockholders' equity at the end of the period.

1999 and 1998 Comparison:

Reflecting a $7.3 million, or 16.2%, rise in pre-tax income to $52.4 million, the Company recorded 1999 income tax expense of $20.8 million, as compared to $18.2 million in 1998. The increase in pre-tax income was partly offset by a decline in the effective tax rate to 39.61% from 40.29% in the year-earlier period, and by a decline in non-cash items to $7.3 million from $8.1 million. The $7.3 million was added back to stockholders' equity at December 31, 1999.

      In the fourth quarter of 1999, the Company invested $30.0 million in Bank-Owned Life Insurance, a tax-favored investment, which will benefit earnings in 2000 by producing other income and lowering the effective tax rate to approximately 39%.

1998 and 1997 Comparison:

The Company recorded income tax expense of $18.2 million in 1998, up from $14.4 million in 1997. The increase reflected a $7.5 million rise in pre-tax income to $45.1 million, and included a $4.7 million rise in non-cash items stemming from the Company's stock-related benefit plans to $8.1 million. Furthermore, the Company's 1997 income tax expense was reduced by the recapture of $1.3 million that had been recorded as a tax charge in the fourth quarter of 1996.

The Year 2000 Issue

The approach of the year 2000 triggered an intense review, analysis, and, where needed, modification of the internal and external computer programs and systems utilized in the day-to-day operation of companies across all industries. These actions were necessitated by the fact that the majority of computer programs and systems were originally programmed using two digits, rather than four, to indicate the calendar year.

      The Company was quick to prepare for the millenium's arrival, having established a committee to address this issue in 1996. Internal systems were upgraded in 1997, and a thorough assessment of all external systems was conducted in 1998. By June 30, 1999, the Company had completed the testing of its mission critical systems, and had developed a detailed business resumption plan.

      As a result of these efforts, and the efforts of its primary vendors, the Company was well-prepared to serve its customers at the start of the New Year, surviving the century date change without any interruption in service.

      Because the costs involved in the Company's Y2K preparations were consistently charged against earnings as incurred, the impact on its 1999 performance was minimal. As indicated in the 1998 Annual Report to Shareholders, the Company had estimated that total costs would not exceed $100,000. The actual expenditures fell well below this amount.

Impact of Accounting Pronouncements

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure said instruments at fair value. In addition, the statement establishes criteria required to designate a derivative instrument as a hedge and the accounting for changes in fair value of a derivative, depending on its intended use. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. These methods must be consistent with the entity's approach to managing risk.

      The FASB originally determined that SFAS No. 133 would be effective for financial statements issued for periods beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which postponed the effective date to June 15, 2000, with early adoption permitted. The Company adopted SFAS Nos. 133 and 137 on April 1, 1999. As a result of this action, $14.1 million in mortgage-backed securities held to maturity were reclassified as securities available for sale in the second quarter of the year.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 29


Market Price of Common Stock and Dividends Paid per Common Share

Shares of Queens County Bancorp, Inc. are traded on the Nasdaq National Market under the symbol "QCSB." At December 31, 1999, the number of outstanding shares totaled 21,010,127.

      The table below sets forth the intra-day high/low price range and closing prices for the Company stock, as reported by The Nasdaq Stock Market, and the cash dividends paid per common share for each of the four quarters of 1999 and 1998.

                                                                          Market Price
                                                  High                           Low                         Close
              Dividends Declared      -------------------------------------------------------------------------------------
              per Common Share(1)     Pre-Split(2)    Post-Split     Pre-Split(2)   Post-Split    Pre-Split(2)   Post-Split
===========================================================================================================================
1999
1st Quarter         $0.2500             $215.582        $31.938        $178.875       $26.500        $182.250       $27.000
2nd Quarter          0.2500              243.844         36.125         181.406        26.875         218.531        32.375
3rd Quarter          0.2500              223.594         33.125         175.500        26.000         186.469        27.625
4th Quarter          0.2500              221.906         32.875         173.813        25.750         183.094        27.125
===========================================================================================================================
1998
1st Quarter         $0.1333             $199.125        $29.500        $156.377       $23.167        $197.998       $29.333
2nd Quarter          0.1667              213.752         31.667         179.435        26.583         196.310        29.083
3rd Quarter          0.1667              205.315         30.417         154.123        22.833         180.563        26.750
4th Quarter          0.2000              210.094         31.125         153.563        22.750         200.813        29.750
===========================================================================================================================

(1) 1998 dividends have been restated to reflect the 3-for-2 stock split on September 29, 1998.

(2) States the price per share as if the Company had not split its stock 3-for-2 on September 30, 1994, 4-for-3 on August 22, 1996, and 3-for-2 on April 10 and October 1, 1997, and September 29, 1998.

Consolidated STATEMENTS OF CONDITION

                                                                                     December 31,
                                                                             ==============================
(in thousands, except share data)                                              1999               1998
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $   31,224         $   27,561
Money market investments                                                          6,000             19,000
Securities held to maturity (estimated market value of $180,181 and
  $152,055, respectively) (note 3)                                              184,637            152,280
Mortgage-backed securities held to maturity (estimated market value of
  $2,135 and $20,332, respectively) (note 4)                                      2,094             19,680
Securities available for sale                                                    12,806              4,656
Mortgage loans                                                                1,599,392          1,486,222
Other loans                                                                       8,718              9,728
Less: Allowance for loan losses                                                  (7,031)            (9,431)
-----------------------------------------------------------------------------------------------------------
Loans, net (notes 5 and 6)                                                    1,601,079          1,486,519
Premises and equipment, net                                                      10,060             10,399
Deferred tax asset, net (note 10)                                                 5,496              5,917
Other assets (notes 7 and 12)                                                    53,439             20,870
-----------------------------------------------------------------------------------------------------------
Total assets                                                                 $1,906,835         $1,746,882
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 8):
  NOW and money market accounts                                              $  103,422          $  70,423
  Savings accounts                                                              274,501            273,357
  Certificates of deposit                                                       658,238            722,985
  Non-interest-bearing accounts                                                  39,857             35,520
-----------------------------------------------------------------------------------------------------------
Total deposits                                                                1,076,018          1,102,285
-----------------------------------------------------------------------------------------------------------
Official checks outstanding                                                      31,189             34,487
FHLB advances (note 9)                                                          636,378            439,055
Mortgagors' escrow                                                               10,288             13,084
Other liabilities (note 12)                                                      15,821              8,565
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                             1,769,694          1,597,476
-----------------------------------------------------------------------------------------------------------
Stockholders' equity (note 2):
  Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)            --                 --
  Common stock at par $0.01 (60,000,000 shares authorized; 30,970,693 shares issued; 21,010,127 and 21,250,897 shares outstanding at
    December 31, 1999 and 1998, respectively)                                       310                310
  Paid-in capital in excess of par                                              147,607            138,180
  Retained earnings (substantially restricted) (note 15)                        150,545            165,383
  Less: Treasury stock (9,960,566 and 9,719,796 shares, respectively)          (145,122)          (137,901)
       Unallocated common stock held by ESOP (note 13)                          (12,388)           (12,767)
       Common stock held by SERP and Deferred Compensation Plans
         (notes 12 and 13)                                                       (3,770)            (3,770)
       Unearned common stock held by RRPs (note 13)                                 (41)               (63)
  Accumulated other comprehensive income, net of tax effect                          --                 34
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      137,141            149,406
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies (note 11)
Total liabilities and stockholders' equity                                   $1,906,835         $1,746,882
===========================================================================================================

See accompanying notes to consolidated financial statements.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 31


Consolidated STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               Years Ended December 31,
                                                                      ===========================================
(in thousands, except per share data)                                  1999              1998             1997
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Mortgage and other loans (note 5)                                   $131,618          $123,784         $108,868
  Securities held to maturity                                           10,169             7,464            4,737
  Mortgage-backed securities held to maturity                              893             2,338            3,856
  Money market investments                                                 443               691              273
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                  143,123           134,277          117,734
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  NOW and money market accounts                                          2,456             1,944            1,844
  Savings accounts                                                       6,329             6,224            6,523
  Certificates of deposit                                               35,123            36,251           36,177
  FHLB advances (note 9)                                                30,283            21,290           10,751
  Mortgagors' escrow                                                        29                46               41
-----------------------------------------------------------------------------------------------------------------
Total interest expense                                                  74,220            65,755           55,336
-----------------------------------------------------------------------------------------------------------------
    Net interest income                                                 68,903            68,522           62,398
-----------------------------------------------------------------------------------------------------------------
Reversal of provision for loan losses (note 6)                           2,400                --               --
-----------------------------------------------------------------------------------------------------------------
    Net interest income after reversal of provision for loan losses     71,303            68,522           62,398
-----------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
  Fee income                                                             1,863             2,111            1,287
  Other (note 5)                                                           660               443            1,018
-----------------------------------------------------------------------------------------------------------------
Total other operating income                                             2,523             2,554            2,305
-----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSE:
  Compensation and benefits (notes 12 and 13)                           13,458            18,529           18,872
  Occupancy and equipment (note 11)                                      2,289             2,446            2,641
  General and administrative                                             4,771             4,550            4,872
  Other                                                                    872               428              699
-----------------------------------------------------------------------------------------------------------------
Total operating expense                                                 21,390            25,953           27,084
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                              52,436            45,123           37,619
Income tax expense (note 10)                                            20,772            18,179           14,355
-----------------------------------------------------------------------------------------------------------------
    Net income                                                        $ 31,664          $ 26,944         $ 23,264
-----------------------------------------------------------------------------------------------------------------
Comprehensive income, net of tax:
  Unrealized gain on securities                                            (34)              (23)              57
-----------------------------------------------------------------------------------------------------------------
    Comprehensive income                                              $ 31,630          $ 26,921         $ 23,321
=================================================================================================================
    Earnings per share                                                   $1.71             $1.41            $1.14
    Diluted earnings per share                                           $1.67             $1.34            $1.07
=================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    Years Ended December 31,
                                                                          =============================================
(in thousands, except per share data)                                        1999              1998             1997
-----------------------------------------------------------------------------------------------------------------------
COMMON STOCK (Par Value: $0.01):
  Balance at beginning of year                                            $     310        $     206         $      92
  Stock splits (0; 10,323,460; and 17,205,794 shares)                            --              104               114
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                          310              310               206
-----------------------------------------------------------------------------------------------------------------------
PAID-IN CAPITAL IN EXCESS OF PAR:
  Balance at beginning of year                                              138,180          125,000           116,607
  Tax benefit effect on stock plans                                           7,269            8,071             3,416
  Common stock acquired by SERP and Deferred Compensation Plans                  --            1,278             1,081
  Allocation of ESOP stock                                                    2,158            3,938             4,021
  Stock splits (0; 10,323,460; and 17,205,794 shares)                            --             (104)             (114)
  Cash paid in lieu of fractional shares                                         --               (3)              (11)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      147,607          138,180           125,000
-----------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year                                              165,383          166,230           154,886
  Net income                                                                 31,664           26,944            23,264
  Dividends paid on common stock                                            (18,563)         (12,636)           (8,135)
  Exercise of stock options (1,045,223; 784,740; and 327,610 shares)        (27,939)         (15,155)           (3,785)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      150,545          165,383           166,230
-----------------------------------------------------------------------------------------------------------------------
TREASURY STOCK:
  Balance at beginning of year                                             (137,901)        (104,148)          (42,397)
  Purchase of common stock (1,285,992; 1,957,530; and 3,820,989 shares)     (38,352)         (52,533)          (68,086)
  Common stock acquired by SERP                                                  --            1,278             1,337
  Exercise of stock options (1,045,223; 784,740; and 327,610 shares)         31,131           17,502             4,998
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                     (145,122)        (137,901)         (104,148)
-----------------------------------------------------------------------------------------------------------------------
EMPLOYEE STOCK OWNERSHIP PLAN:
  Balance at beginning of year                                              (12,767)         (13,526)          (14,820)
  Allocation of ESOP stock                                                      379              759             1,294
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      (12,388)         (12,767)          (13,526)
-----------------------------------------------------------------------------------------------------------------------
SERP AND DEFERRED COMPENSATION PLANS:
  Balance at beginning of year                                               (3,770)          (2,492)           (1,411)
  Common stock acquired by SERP and Deferred Compensation Plans                  --           (1,278)           (1,081)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                       (3,770)          (3,770)           (2,492)
-----------------------------------------------------------------------------------------------------------------------
RECOGNITION AND RETENTION PLANS:
  Balance at beginning of year                                                  (63)            (812)           (1,528)
  Earned portion of RRPs                                                         22              749               716
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                          (41)             (63)             (812)
-----------------------------------------------------------------------------------------------------------------------
ACCUMULATED COMPREHENSIVE INCOME, NET OF TAX:
  Balance at beginning of year                                                   34               57                --
  Net unrealized (depreciation) appreciation in securities, net of tax          (34)             (23)               57
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                           --               34                57
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                $ 137,141        $ 149,406         $ 170,515
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 33


Consolidated STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                  =============================================
(in thousands)                                                                       1999               1998            1997
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  31,664         $  26,944        $  23,264
-------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                     923               921              948
      Reversal of provision for loan losses                                          (2,400)               --               --
      Amortization of premiums, net                                                       2               106              147
      Amortization of net deferred loan origination fees                              1,372               244              217
      Net loss on redemption of securities and
        mortgage-backed securities                                                      (91)              (91)             (20)
      Net gain on sale of foreclosed real estate and loans                             (126)             (167)            (556)
      Tax benefit effect on stock plans                                               7,269             8,071            3,416
      Earned portion of RRPs                                                             22               749              716
      Earned portion of ESOP                                                          2,537             4,697            5,315
  Changes in assets and liabilities:
      Decrease (increase) in deferred income taxes                                      421              (403)          (2,202)
      (Increase) decrease in other assets                                           (32,569)            1,033           (5,060)
      (Decrease) increase in official checks outstanding                             (3,298)            5,047            2,711
      Increase (decrease) in other liabilities                                        7,256            (5,234)           5,980
-------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                   (18,682)           14,973           11,612
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            12,982            41,917           34,876
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from redemption of securities and mortgage-backed
    securities held to maturity                                                      17,380           168,529           94,939
  Proceeds from redemption of securities available for sale                          14,534                --            1,519
  Purchase of securities held to maturity                                           (48,041)         (195,788)         (79,575)
  Purchase of securities available for sale                                          (6,794)           (2,081)          (4,009)
  Net increase in loans                                                            (329,480)         (101,934)        (265,152)
  Proceeds from sale of loans and foreclosed real estate                            216,129            10,358           16,578
  Purchase of premises and equipment, net                                              (584)             (538)            (653)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (136,856)         (121,454)        (236,353)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in mortgagors' escrow                                      (2,796)            2,394            3,334
  Net (decrease) increase in deposits                                               (26,267)           33,124           45,231
  Net increase in FHLB advances                                                     197,323           129,391          228,271
  Cash dividends and stock options exercised                                        (46,502)          (27,791)         (11,920)
  Purchase of Treasury stock, net of stock options exercised and
    shares acquired by SERP                                                          (7,221)          (33,753)         (61,751)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           114,537           103,365          203,165
-------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                 (9,337)           23,828            1,688
Cash and cash equivalents at beginning of period                                     46,561            22,733           21,045
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  37,224         $  46,561        $  22,733
===============================================================================================================================
Supplemental information:
  Cash paid for:
    Interest                                                                        $74,177           $65,767          $55,335
    Income taxes                                                                     14,582            10,489           12,443
-------------------------------------------------------------------------------------------------------------------------------
Transfers to foreclosed real estate from loans                                          223               772            1,758
-------------------------------------------------------------------------------------------------------------------------------
Transfers to real estate held for investment from foreclosed real estate                457               535              533
===============================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to the CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As more fully described in Note 2, Queens County Savings Bank (the "Bank" or the "Subsidiary") converted from a mutual savings bank to the capital stock form of ownership on November 23, 1993. In anticipation of the conversion, Queens County Bancorp, Inc. (the "Company" or the "Parent") was formed on July 20, 1993. The following is a description of the significant accounting and reporting policies that the Company and its wholly-owned subsidiary follow in preparing and presenting their consolidated financial statements, which conform to generally accepted accounting principles and to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to prior-year financial statements to conform to the 1999 presentation.

Securities and Mortgage-Backed Securities Held to Maturity and Securities Available for Sale

Securities and mortgage-backed securities, which the Company has the positive intent and ability to hold until maturity, are carried at cost, adjusted for amortization of premiums and accretion of discounts on a level-yield method over the remaining period to contractual maturity, and adjusted, in the case of mortgage-backed securities, for actual prepayments. Securities and mortgage-backed securities to be held for indefinite periods of time and not intended to be held to maturity are classified as "available for sale" securities and are recorded at fair value, with unrealized appreciation and depreciation, net of tax, reported as a separate component of stockholders' equity. Gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method.

Loans

Loans are carried at unpaid principal balances, less unearned discounts, net of deferred loan origination fees and the allowance for loan losses.

      The Company applies Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures" to all loans except smaller balance homogenous consumer loans (including one-to-four family mortgage loans), loans carried at fair value or the lower of cost or fair value, debt securities, and leases. SFAS No. 114 requires the creation of a valuation allowance for impaired loans based on the present value of expected future cash flows, discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral. Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. SFAS No. 114 also provides that in-substance foreclosed loans should not be included in foreclosed real estate for financial reporting purposes but, rather, in the loan portfolio.

      The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by charge-offs, net of recoveries, or by reversals. The allowance is based on management's periodic evaluation of its adequacy, taking into consideration known and inherent risks in the portfolio, the Bank's past loan loss experience, adverse situations which may affect its borrowers' ability to repay, overall portfolio quality, and current and prospective economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Accordingly, the Bank may be required to take certain charge-offs and/or recognize additions to the allowance based on regulators' judgments concerning information available to them during their examination. Based upon all relevant and available information, management believes that the current allowance for loan losses is adequate.

      Fees are charged for originating mortgage loans at the time the loan is granted. Loan origination fees, partially offset by certain expenses associated with loans originated, are amortized to the interest on loans over the life of the loan, using the interest method. Adjustable rate mortgages that have a lower rate during the introductory period (usually one year) will reflect the amortization of a substantial portion of the net deferred fee as a yield adjustment during the introductory period.

      Loans are classified as "in foreclosure," and the accrual of interest and amortization of origination fees is discontinued, when management considers collection to be doubtful.

Premises and Equipment

Premises, furniture and fixtures, and equipment are carried at cost less the accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are carried at cost less the accumulated amortization computed on a

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 35


straight-line basis over the shorter of the related lease term or the estimated useful life of the improvement.

      Depreciation and amortization included in occupancy and equipment expense for the years ended December 31, 1999, 1998, and 1997 amounted to $923,000, $921,000, and $948,000, respectively.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less the estimated selling costs. Revenue and expenses from operations and changes in the valuation allowance are included in "other operating expense."

Income Taxes

Income tax expense consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for future tax consequences, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The realization of deferred tax assets is assessed and a valuation allowance is provided for that portion of the asset for which the allowance is more likely than not to be realized. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.

Stock Option Plans

SFAS No. 123, "Accounting for Stock-based Compensation" defines a fair value-based method of accounting for an employee stock option or similar equity instrument. It also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 31, 1995. Pro forma disclosures required for entities that elect to continue measuring compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years beginning after December 15, 1994.

      The Company had three stock option plans at December 31, 1999. Stock options related to two of these plans were originally granted concurrent with the Bank's conversion from mutual to stock form in 1993. Additional stock options, with an annual reload feature, were granted on February 18, 1997. The Bank applies APB Opinion No. 25 and the related interpretations in accounting for its plans and, accordingly, no compensation cost has been recognized.

      Had compensation expense for the Company's stock option plans been determined based upon the fair value at grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced by approximately $14.8 million, or $0.78 per share, in 1999; $7.1 million, or $0.35 per share, in 1998; and $3.4 million, or $0.16 per share, in 1997.

Retirement Plans

The Company has a pension plan covering substantially all employees who had attained minimum service requirements at September 30, 1999, when the plan was frozen. Post-retirement benefits are recorded on an accrual basis with an annual provision that recognizes the expense over the service life of the employee, determined on an actuarial basis.

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks and Federal funds sold.

Earnings Per Share (Basic and Diluted)

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplified the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share." It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

      For the years ended December 31, 1999, 1998, and 1997, the weighted average number of common shares outstanding used in the computation of Basic EPS was 18,526,890; 19,091,705; and 20,454,621, respectively. The weighted average number of common shares outstanding used in the computation of Diluted EPS was 18,939,867; 20,181,013; and 21,824,183 for the years ended December 31, 1999,
1998, and 1997, respectively. The differential in the weighted average number of common shares outstanding used in the computation of Basic and Diluted EPS represents the average common stock equivalents of employee stock options.

NOTE 2:

CONVERSION TO STOCK FORM OF OWNERSHIP

On July 13, 1993, the Board of Trustees of the Bank (now the Board of Directors of the Company) adopted a Plan of Conversion to convert the Bank from a state-chartered mutual savings bank to a state-chartered capital stock form savings bank. In connection with the conversion, the Company was organized under Delaware law for the purpose of acquiring all of the capital stock of the Bank.

      On November 23, 1993, the Company became a public company and issued its initial offering of 4,588,500 shares of common stock (par value $0.01 per share) at a price of $25.00 per share, resulting in net proceeds of $110.6 million. Concurrent with the issuance of the common stock, 50 percent of the net proceeds were used to purchase all of the outstanding capital stock of the Bank. Parent company-only financial information is presented in Note 16.

      As a result of five stock splits (a 3-for-2 stock split on September 30, 1994; a 4-for-3 stock split on August 22, 1996; and 3-for-2 stock splits on April 10 and October 1, 1997, and September 29, 1998), the initial offering price was adjusted to $3.71 per share. The number of shares outstanding at December 31, 1999 was 21,010,127.

NOTE 3:

SECURITIES INVESTMENTS

Securities held to maturity at December 31, 1999 and 1998 are summarized as follows:

                                                          December 31, 1999
                                 ========================================================================
                                                       Gross               Gross               Estimated
(in thousands)                    Cost            Unrealized Gain     Unrealized Loss        Market Value
---------------------------------------------------------------------------------------------------------
U.S. Government and agencies     $140,325                $--              $(4,528)           $135,797
---------------------------------------------------------------------------------------------------------
Capital trust notes                 3,500                --                    --               3,500
---------------------------------------------------------------------------------------------------------
FHLB stock                         40,810                --                    --              40,810
FNMA stock                              2                72                    --                  74
---------------------------------------------------------------------------------------------------------
Total stock                        40,812                72                    --              40,884
---------------------------------------------------------------------------------------------------------
Total securities                 $184,637               $72               $(4,528)           $180,181
=========================================================================================================

                                                          December 31, 1998
                                 ========================================================================
                                                       Gross               Gross               Estimated
(in thousands)                    Cost            Unrealized Gain     Unrealized Loss        Market Value
---------------------------------------------------------------------------------------------------------
U.S. Government and agencies     $129,893              $142                 $(449)           $129,586
---------------------------------------------------------------------------------------------------------
FHLB stock                         22,385                --                    --              22,385
FNMA stock                              2                82                    --                  84
---------------------------------------------------------------------------------------------------------
Total stock                        22,387                82                    --              22,469
---------------------------------------------------------------------------------------------------------
Total securities                 $152,280              $224                 $(449)           $152,055
=========================================================================================================

      The following is a summary of the amortized cost and estimated market value of securities held to maturity at December 31, 1999 by remaining term to maturity:

                   =============================================================
                   U.S. Government         Capital Trust           Estimated
(in thousands)      and Agencies               Note              Market Value
--------------------------------------------------------------------------------
3 to 5 years           $140,325               $   --                $135,797
Up to 30 years               --                3,500                   3,500
================================================================================

      Because the sale of Federal Home Loan Bank ("FHLB") and Federal National Mortgage Association ("FNMA") stock is restricted by the respective governmental agencies, these securities are not considered marketable equity securities. FHLB and FNMA stock are carried at cost, which approximates value at redemption.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 37


Securities available for sale at December 31, 1999 and 1998 are summarized as follows:

                                          December 31, 1999
                  =======================================================================
                                       Gross               Gross               Estimated
(in thousands)      Cost          Unrealized Gain     Unrealized Loss        Market Value
-----------------------------------------------------------------------------------------
Equity            $12,805               $364               $(363)                $12,806
=========================================================================================

                                          December 31, 1998
                  =======================================================================
                                       Gross               Gross               Estimated
(in thousands)      Cost          Unrealized Gain     Unrealized Loss        Market Value
-----------------------------------------------------------------------------------------
Equity            $4,591                 $82               $(17)                 $4,656
=========================================================================================

      On April 1, 1999, $14.1 million in mortgage-backed securities held to maturity were reclassified as securities available for sale, reflecting the early adoption of SFAS Nos. 133 and 137.

NOTE 4:

MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity at December 31, 1999 and 1998 are summarized as follows:

                                                         December 31, 1999
                                                         ======================
(in thousands)                                                 FHLMC
-------------------------------------------------------------------------------
Principal balance                                              $2,097
Unamortized discount                                                3
-------------------------------------------------------------------------------
Mortgage-backed securities, net                                 2,094
Gross unrealized gains                                             41
-------------------------------------------------------------------------------
Estimated market value                                         $2,135
================================================================================

                                              December 31, 1998
                                   ============================================
(in thousands)                      GNMA            FHLMC            Total
-------------------------------------------------------------------------------
Principal balance                  $15,886          $3,802          $19,688
Unamortized discount                    --               8                8
-------------------------------------------------------------------------------
Mortgage-backed securities, net     15,886           3,794           19,680
Gross unrealized gains                 517             135              652
-------------------------------------------------------------------------------
Estimated market value             $16,403          $3,929          $20,332
================================================================================

      The amortized cost and estimated market value of mortgage-backed securities held to maturity, all of which have prepayment provisions, are distributed to a maturity category based on the estimated average life of said securities, as shown below. Principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The following is a summary of the amortized cost and estimated market value of mortgage-backed securities held to maturity at December 31, 1999 by remaining term to maturity:

                                                        December 31, 1999
                                                    ============================
                                                                     Estimated
(in thousands)                                       FHLMC         Market Value
--------------------------------------------------------------------------------
1 year or less                                      $  942              $  960
Over 1 year to 5 years                               1,152               1,175
--------------------------------------------------------------------------------
Mortgage-backed securities, net                     $2,094              $2,135
================================================================================

      There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 1999, 1998, or 1997. On April 1, 1999, the Company reclassified $14.1 million in mortgage-backed securities held to maturity as securities available for sale, reflecting the early adoption of SFAS Nos. 133 and 137.

NOTE 5:

LOANS

The composition of the loan portfolio as of December 31, 1999 and 1998 is summarized as follows:

                                                         December 31,
                                                 ==============================
(in thousands)                                       1999               1998
-------------------------------------------------------------------------------
MORTGAGE LOANS:
  1-4 family                                     $  152,644         $  178,770
  Multi-family                                    1,348,351          1,239,094
  Commercial real estate                             96,008             67,494
  Construction                                        4,793              1,898
-------------------------------------------------------------------------------
Total mortgage loans                              1,601,796          1,487,256
Less: Net deferred loan origination fees              2,404              1,034
-------------------------------------------------------------------------------
Mortgage loans, net                               1,599,392          1,486,222
-------------------------------------------------------------------------------
OTHER LOANS:
  Cooperative apartment                               4,856              4,802
  Home equity                                         1,347              1,793
  Passbook savings                                      331                321
  Other                                               2,208              2,834
-------------------------------------------------------------------------------
Total other loans                                     8,742              9,750
Less: Unearned discounts                                 24                 22
-------------------------------------------------------------------------------
Other loans, net                                      8,718              9,728
Less: Allowance for loan losses                       7,031              9,431
-------------------------------------------------------------------------------
Loans, net                                       $1,601,079         $1,486,519
===============================================================================

      The Bank has a diversified loan portfolio as to type and borrower concentration. At December 31, 1999 and 1998, approximately $1.6 billion and $1.5 billion, respectively, of the Bank's mortgage loans were secured by properties located in New York State. Accordingly, the ability of its borrowers to honor their contracts, and the market value of the real estate collateralizing such loans, may be significantly impacted by economic conditions in the state.

      The Bank holds all adjustable rate one-to-four family mortgage loans that it originates and generally sells any fixed rate one-to-four family mortgage loans it originates to Savings Bank Life Insurance ("SBLI"), while retaining the servicing rights. One-to-four family mortgage loans sold to SBLI during the years ended December 31, 1999, 1998, and 1997 amounted to $2.0 million, $1.6 million, and $3.2 million, respectively. In December 1999, the Bank repurchased $10.8 million in one-to-four family mortgage loans from SBLI.

      On December 29, 1999, the Bank sold a $211.6 million interest in multi-family mortgage loans from its portfolio to the Federal Home Loan Bank of New York ("FHLB-NY") while retaining the servicing rights. In connection with this transaction, the Bank provided additional collateral of $75.8 million in loans to the FHLB-NY. In 1998 and 1997, the Bank originated and sold $7.1 million and $13.6 million in multi-family mortgage loans to another financial institution, with the servicing rights retained.

      In 1997, the Bank also sold $12,000 in student loans, representing a substantial portion of the portfolio, to Nellie Mae. Included in other income for the year ended December 31, 1997 was $2,000 stemming from the sale of said loans. No student loans were sold in 1999 or 1998.

      The Bank services mortgage loans for various third parties, including the FHLB-NY, SBLI, FNMA, and the State of New York Mortgage Agency ("SONYMA"). The unpaid principal balance of serviced loans amounted to $224.8 million, $18.8 million, and $18.0 million at December 31, 1999, 1998, and 1997, respectively. Custodial escrow balances maintained in connection with such loans amounted to $1.9 million, $60,000, and $56,000 at the corresponding dates.

      Commitments to originate first mortgage loans at December 31, 1999 and 1998 amounted to approximately $72.9 million and $82.8 million, respectively. Substantially all of the commitments at December 31, 1999 were expected to close within 90 days and were made at interest rates that float or adjust at periodic intervals.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 39


NOTE 6:

ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997 is summarized as follows:

                                                       December 31,
                                            ====================================
(in thousands)                               1999           1998          1997
--------------------------------------------------------------------------------
Balance, beginning of year                  $9,431         $9,431        $9,359
Reversal of provision for loan losses       (2,400)            --            --
Net recoveries                                  --             --            72
--------------------------------------------------------------------------------
Balance, end of year                        $7,031         $9,431        $9,431
================================================================================

      The Company reversed $2.0 million from the allowance for loan losses in the first quarter of 1999 and, in the fourth quarter, reversed an additional $400,000 in connection with the $211.6 million in loans sold to the FHLB-NY on December 29th.

      Mortgage loans in foreclosure amounted to approximately $2.9 million, $5.5 million, and $6.1 million at December 31, 1999, 1998, and 1997, respectively. The interest income that would have been recorded under the original terms of such loans and the interest income actually recognized for the years ended December 31, 1999, 1998, and 1997, are summarized below:

                                                            December 31,
                                                 ===============================
(in thousands)                                   1999        1998       1997
--------------------------------------------------------------------------------
Interest income that would have been recorded    $641       $1,079     $1,040
Interest income recognized                        (70)        (150)      (149)
--------------------------------------------------------------------------------
Interest income foregone                         $571       $  929     $  891
================================================================================

      The Company defines impaired loans as those loans in foreclosure that are not one-to-four family mortgage loans. Impaired loans for which the discounted cash flows, collateral value, or market price equals or exceeds the carrying value of the loan do not require an allowance. The allowance for impaired loans for which the discounted cash flows, collateral value, or market price is less than the carrying value of the loan is included in the Bank's overall allowance for loan losses. The Bank generally recognizes interest income on these loans to the extent that it is received in cash. There were no impaired loans in 1999, 1998, or 1997.

NOTE 7:

FORECLOSED REAL ESTATE

The following table summarizes transactions in foreclosed real estate, which is included in "other assets," for the years ended December 31, 1999 and 1998:

                                                           December 31,
                                                      =======================
(in thousands)                                          1999          1998
-----------------------------------------------------------------------------
Balance, beginning of year                            $ 419         $ 1,030
Transfers in                                            520             772
Sales                                                  (841)         (1,383)
Transfers to real estate held for investment            (32)             --
-----------------------------------------------------------------------------
Balance, end of year                                  $  66         $   419
=============================================================================

      Foreclosed real estate is carried at fair market value; there were no valuation allowances at December 31, 1999 or 1998, and no provisions for the years ended December 31, 1999, 1998, or 1997.

NOTE 8:

DEPOSITS

The following is a summary of weighted average interest rates at December 31, 1999 and 1998 for each type of deposit:

                                                                            December 31,
                                       ===========================================================================================
                                                       1999                                              1998
----------------------------------------------------------------------------------------------------------------------------------
                                                      Percent        Weighted                           Percent       Weighted
(in thousands)                            Amount     of Total      Average Rate            Amount      of Total       Average Rate
----------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand accounts   $   39,857       3.70%         0.00%             $   35,520        3.22%         0.00%
NOW and Super NOW Accounts                 24,800       2.31          2.41                  26,297        2.39          2.43
Money market accounts                      78,622       7.31          3.38                  44,126        4.00          2.80
Savings accounts                          274,501      25.51          2.30                 273,357       24.80          2.30
Certificates of deposit                   658,238      61.17          4.93                 722,985       65.59          5.11
----------------------------------------------------------------------------------------------------------------------------------
Total deposits                         $1,076,018     100.00%         3.91%             $1,102,285      100.00%         4.09%
==================================================================================================================================

      The following is a summary of certificates of deposit at December 31, 1999 by remaining term to maturity and by range of stated interest rates:

                                                       Amounts Maturing
                           =========================================================================
                            Within         Within          Within           After
(in thousands)             One Year       Two Years      Three Years     Three Years         Total
----------------------------------------------------------------------------------------------------
CERTIFICATES OF DEPOSIT:
2.00% to 2.99%              $ 34,843        $    --         $    --         $    --         $ 34,843
3.00% to 3.99%                 5,019             --              --              --            5,019
4.00% to 4.99%               318,462          3,267             731             162          322,622
5.00% to 6.99%               165,025         65,054          36,177          26,358          292,614
7.00% and above                1,063             98           1,979              --            3,104
----------------------------------------------------------------------------------------------------
Total maturities            $524,412        $68,419         $38,887         $26,520         $658,238
====================================================================================================

      At December 31, 1999 and 1998, the aggregate amount of certificates of deposit of $100,000 or more was approximately $161.2 million and $180.4 million, respectively.

NOTE 9:

FHLB ADVANCES

The Company maintains a line of credit with the FHLB which totaled $762.7 million and $698.8 million at December 31, 1999 and 1998, respectively. The credit line is collateralized by stock in the FHLB and by certain mortgage loans under a blanket pledge agreement. At December 31, 1999, the outstanding balance of FHLB advances was $636.4 million, with an average weighted interest rate of 5.27%. At December 31, 1998, the outstanding balance was $439.1 million, with a weighted average interest rate of 5.22%. The Company's FHLB advances have scheduled maturities that fall within the next nine years. For the twelve months ended December 31, 1999, the weighted average balance was $570.1 million with a weighted average interest rate of 5.31%; in the year-earlier period, the weighted average balance was $397.8 million, with a weighted average interest rate of 5.35%. The maximum amount of FHLB advances outstanding at any month-end during the year ended December 31, 1999 was $732.0 million; in 1998, the maximum month-end amount was $445.5 million. The Company also maintains a $10.0 million line of credit with a money center bank, which had not been drawn upon at December 31, 1999.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 41


NOTE 10:

FEDERAL, STATE, AND LOCAL TAXES

The components of the net deferred tax asset at December 31, 1999 and 1998 are summarized as follows:

                                                              December 31,
                                                        ========================
(in thousands)                                           1999            1998
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
  Financial statement loan loss allowance               $ 3,493         $ 4,433
  Accrual for post-retirement benefits                    2,079           1,999
  Deferred directors' fees                                  320             364
  Accrual for directors' retirement benefits                354             326
  Non-accrual interest                                       74              74
  Basis difference of GNMAs                                  90            (345)
  Basis difference of premises and equipment                227             105
  Other                                                   2,191           2,045
--------------------------------------------------------------------------------
Total deferred tax assets                                 8,828           9,001
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Tax reserve in excess of base year reserve             (1,727)         (2,159)
  Pre-paid pension cost                                  (1,605)           (925)
--------------------------------------------------------------------------------
Total deferred tax liabilities                           (3,332)         (3,084)
--------------------------------------------------------------------------------
Net deferred tax asset                                  $ 5,496         $ 5,917
================================================================================

      The net deferred tax asset at December 31, 1999 and 1998 represents the anticipated Federal, state, and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. Based upon current facts, management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. However, there can be no assurances about the level of future earnings.

      Income tax expense for the years ended December 31, 1999, 1998, and 1997 is summarized as follows:

                                                     December 31,
                                       =========================================
(in thousands)                           1999            1998            1997
--------------------------------------------------------------------------------
Federal--current                       $ 16,792        $ 15,465        $ 12,673
State and local--current                  3,559           3,117           3,884
--------------------------------------------------------------------------------
Total current                           20,351          18,582          16,557
Federal--deferred                           82              92            (340)
State and local--deferred                  339            (495)         (1,862)
--------------------------------------------------------------------------------
Total deferred                             421            (403)         (2,202)
Total income tax expense               $20,772         $18,179         $14,355
================================================================================

      The following is a reconciliation of statutory Federal income tax expense to combined effective income tax expense for the years ended December 31, 1999, 1998, and 1997:

                                                                               December 31,
                                                                  =======================================
(in thousands)                                                      1999           1998            1997
---------------------------------------------------------------------------------------------------------
Statutory Federal income tax expense                              $18,352         $15,793         $13,167
State and local income taxes, net of Federal income tax benefit     5,805           4,998           1,314
Other, net                                                         (3,385)         (2,612)           (126)
---------------------------------------------------------------------------------------------------------
Total income tax expense                                          $20,772         $18,179         $14,355
=========================================================================================================

Federal Income Taxes

Under Federal tax law that existed prior to 1996, the Bank was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either a specified experience formula or a percentage of taxable income before such deduction (the "reserve method"). Legislation was enacted in August 1996 which repealed the reserve method for tax purposes. As a result, the Bank has instead had to use the direct charge-off method to compute its bad debt deduction. The legislation also required the Bank to recapture its post-1987 net additions to its tax bad debt reserves. The Bank has previously provided for this liability in the financial statements.

      Pursuant to SFAS No. 109, "Accounting for Income Taxes," the Bank generally is not required to provide deferred taxes for the difference between book and tax bad debt expense taken in years prior to, or ending at, December 31, 1987. The tax bad debt expense deducted in those years (net of charge-offs and recoveries) created a tax loan loss reserve of approximately $7.4 million which could be recognized as taxable income and create a current and/or deferred tax liability of up to $2.2 million, under current income tax rates, if one of the following were to occur: (a) the Bank's retained earnings represented by this reserve were used for purposes other than to absorb losses from bad debts, including excess dividends or distributions in liquidation; (b) the Bank were to redeem its stock; (c) the Bank were to fail to meet the definition provided by the Internal Revenue Code for a bank; or (d) there was a change in the Federal tax law. At December 31, 1999, such deferred tax liability amounted to $1.7 million.

State and Local Taxes

The Company files New York State franchise tax and New York City financial corporation tax returns on a calendar-year basis. The Company's annual tax liability for each year is the greater of a tax on income or an alternative tax based on a specified formula. Operating losses cannot be carried back or carried forward for New York State or New York City tax purposes. The Company has provided for New York State and New York City taxes based on taxable income for the years ended December 31, 1999, 1998, and 1997.

      Both New York State and New York City adopted legislation to retain the franchise taxation of thrift reserves for loan losses. The legislation applied to taxable years beginning after December 31, 1995 and, among other things, adopted the reserve method for bad debt deductions. As a result, the New York State and City bad debt deduction is no longer predicated on the Federal deduction.

      As a Delaware business corporation, the Company is required to file annual returns and to pay annual fees and an annual franchise tax to the State of Delaware. Such taxes and fees, which are not material, are included in income tax expense in the Consolidated Statements of Income and Comprehensive Income.

NOTE 11:

COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 1999, the Company was obligated under ten non-cancelable operating lease agreements with renewal options on properties used principally for branch operations. The Company expects to renew such agreements at expiration in the normal course of business. The leases contain escalation clauses commencing at various times during the lives of the leases. Such clauses provide for increases in the annual rental, based on increases in the consumer price index.

      At December 31, 1999, the Company had entered into several non-cancelable operating lease agreements for rental of Bank-owned properties. The leases contain escalation clauses that provide for periodic increases in the annual rental, again based on increases in the consumer price index.

      The projected minimum annual rental commitments under these leases, exclusive of taxes and other charges, are summarized as follows:

(in thousands)                              Rental Income        Rental Expense
------------------------------------------- ------------------------------------
2000                                           $ 1,026                $  550
2001                                             1,036                   563
2002                                             1,047                   572
2003                                             1,059                   587
2004                                             1,070                   601
2005 and thereafter                              5,479                 4,182
------------------------------------------- ------------------------------------
Total minimum future rentals                   $10,717                $7,055
================================================================================

      Rental expense under these leases, included in occupancy and equipment expense, was approximately $485,000, $446,000, and $399,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Rental income on Bank-owned properties, netted in occupancy and equipment expense, was approximately $1.3 million, $1.2 million, and $1.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

Legal Proceedings

In the normal course of the Company's business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 43


NOTE 12:

EMPLOYEE BENEFITS

Retirement Plan

The Bank has a qualified non-contributory defined benefit pension plan which covers substantially all of the full-time employees of the Bank who had at least five years of service through September 30, 1999. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended. The benefits are an annual amount equal to 2% of the average highest annual three years' earnings during the final ten years of service, multiplied by the years of creditable service for the first 30 years and then by 1% until 40 years of service, subject to certain limitations. The Bank's policy is to fund pension costs in accordance with the minimum funding requirement of ERISA and to provide the plan with sufficient assets with which to pay pension benefits to plan participants.

      At September 30, 1999, the Company's defined benefit pension plan was frozen and, in connection with this action, an early retirement window was offered to certain qualified employees in the fourth quarter of the year. As a result, the Company recorded a $1.6 million curtailment gain in the third quarter of 1999, which offset a one-time charge of $735,000 in the fourth quarter pursuant to the implementation of the early retirement plan. The combined impact of these actions was a net pre-tax benefit of $891,000.

      Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 132 standardized the disclosures for pension and other post-retirement benefits by requiring additional information that facilitates financial analysis, and by eliminating certain disclosures that were no longer considered useful. Accordingly, SFAS No. 132 superseded the disclosure requirements in SFAS Nos. 87, 88, and 106. The following tables set forth the disclosures required under SFAS No. 132:

                                                          Pension Benefits
                                                       =========================
(in thousands)                                          1999            1998
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year              $15,231         $13,769
  Service cost                                             641             580
  Interest cost                                          1,024             990
  Actuarial loss                                          (889)            659
  Benefits paid                                         (2,345)           (767)
--------------------------------------------------------------------------------
Benefit obligation at end of year                      $13,662         $15,231
================================================================================
CHANGE IN PLAN ASSETS:
  Fair value of assets at beginning of year            $15,128         $14,756
  Actual return on plan assets                           1,760             543
  Employer contribution                                    460             596
  Benefits paid                                           (898)           (767)
--------------------------------------------------------------------------------
Fair value of assets at end of year                    $16,450         $15,128
================================================================================
FUNDED STATUS:
  Funded status                                         $1,968          $1,926
  Unrecognized prior service cost                          906            (417)
  Unrecognized net actuarial loss                          542             459
--------------------------------------------------------------------------------
Prepaid benefit cost                                    $3,416          $1,968
================================================================================

                                                     Years Ended December 31,
                                               =================================
                                               1999         1998         1997
--------------------------------------------------------------------------------
WEIGHTED AVERAGE ASSUMPTIONS:
  Discount rate                                7.75%        6.75%       7.25%
  Expected rate of return on plan assets       8.00         8.00        8.00
  Rate of compensation increase                5.50         4.00        5.00
================================================================================

                                                  Years Ended December 31,
                                           =====================================
(in thousands)                               1999         1998         1997
--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost                             $   641      $   580      $   492
  Interest cost                              1,024          990          940
  Expected return on plan assets            (1,203)      (1,172)      (2,248)
  Amortization of prior service cost        (1,906)          19        1,777
--------------------------------------------------------------------------------
Net periodic benefit cost                  $(1,444)     $   417      $   361
================================================================================

Thrift Incentive Plan

The Bank maintains a defined contribution Thrift Incentive Plan in which all regular salaried employees may participate after one year of service and having attained age 21. Under provisions of the plan, the Bank would normally match 50% of a participant's personal contributions up to 6% of the employee's annual compensation for the first five years of plan participation. After five years of plan participation, the Bank would match 100% of a participant's contributions up to 6% of annual compensation.

      Pursuant to the Bank's conversion from mutual to stock form in 1993 and the adoption of the ESOP, the Bank suspended all matching contributions to the Thrift Incentive Plan, in order to comply with the limitations set forth by the Internal Revenue Code. Accordingly, there were no Company contributions for the years ended December 31, 1999, 1998, or 1997.

Other Compensation Plans

The Bank maintains an unfunded non-qualified plan to provide retirement benefits to directors who are neither officers nor employees of the Bank, to ensure that the Bank will have their continued service and assistance in the conduct of its business in the future. These directors have provided, and will continue to provide, expertise that enables the Bank to experience successful growth.

Deferred Compensation Plan

The Bank maintains a deferred compensation plan for directors who are neither officers nor employees of the Bank. The remaining balances of $682,000 and $693,000 at December 31, 1999 and 1998, respectively, are unfunded and, as such, are reflected in "other liabilities" in the Company's Consolidated Statements of Financial Condition.

Post-Retirement Health Care Benefits

The Bank offers post-retirement benefits to its retired employees. The plan provides comprehensive medical coverage through a major insurance company, subject to an annual deductible co-payment percentage and an offset against other insurance available to the retiree. The plan covers most medical expenses, including hospital services, doctors' visits, x-rays, and prescription drugs.

      Effective for those retiring after January 1, 1994, retired employees are required to share costs of the plan with the Bank, based upon a formula which takes into account age and years of service.

      The Bank accrues the cost of such benefits during the years an employee renders the necessary service. The following tables set forth the disclosures required under SFAS No. 132, as described on page 43 of this report:

                                                      Post-retirement Benefits
(in thousands)                                          1999            1998
                                                      ==========================
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year              $3,110          $3,376
  Service cost                                             89              78
  Interest cost                                           205             200
  Actuarial gain                                          (83)           (417)
  Benefits paid                                          (135)           (127)
--------------------------------------------------------------------------------
Benefit obligation at end of year                      $3,186          $3,110
================================================================================
CHANGE IN PLAN ASSETS:
  Fair value of assets at beginning of year             $  --           $  --
  Actual return on plan assets                             --              --
  Employer contribution                                    --             127
  Benefits paid                                          (170)           (127)
--------------------------------------------------------------------------------
Fair value of assets at end of year                     $(170)          $  --
================================================================================
FUNDED STATUS:
  Accrued post-retirement benefit cost                $(4,252)        $(4,252)
  Employer contribution                                    --             127
  Total net periodic benefit cost                        (170)           (127)
--------------------------------------------------------------------------------
Accrued post-retirement benefit cost                  $(4,422)        $(4,252)
================================================================================

                                                      Years Ended December 31,
                                                  ==============================
                                                  1999         1998        1997
--------------------------------------------------------------------------------
WEIGHTED AVERAGE ASSUMPTIONS:
  Discount rate                                   7.75%        6.75%       7.25%
  Current medical trend rate                      6.50         6.50        7.00
  Rate of compensation increase                   5.50         4.00        5.00
================================================================================

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 45


                                                  Years Ended December 31,
                                                ================================
(in thousands)                                   1999        1998         1997
--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost                                  $ 89         $ 78         $101
  Interest cost                                  205          200          241
  Expected return on plan assets                 (61)         (86)         (24)
  Amortization of prior service cost             (63)         (64)         (64)
--------------------------------------------------------------------------------
Net periodic benefit cost                       $170         $128         $254
================================================================================

NOTE 13:

STOCK-RELATED BENEFIT PLANS

Option Plans

The Board of Directors of the Company has adopted the following stock option plans:

1993 Stock Option Plan

Under the 1993 Stock Option Plan, 1,917,338 stock options (as adjusted for the five stock splits discussed in Note 2) which expire ten years from the date of grant, November 23, 1993, have been granted to the executive officers and employees of the Company and its subsidiary, the Bank. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to $3.71 per share, which is the initial public offering price as adjusted for the five stock splits. Options vested in whole or in part over 3 to 5 years from the date of issuance. Simultaneous with the grant of these options, the Compensation Committee of the Board of Directors granted "Limited Rights" with respect to the shares covered by the options. Limited Rights granted are subject to terms and conditions and can be exercised only in the event of a change in control of the Company. Upon exercise of a Limited Right, the holder shall receive from the Company a cash payment equal to the difference between the exercise price of the option ($3.71) and the fair market value of the underlying shares of common stock. In 1999, 757,683 options granted under the 1993 Stock Option Plan were exercised; 485,302 options were exercised in 1998; and 143,520 options were exercised in 1997. The Bank primarily utilizes common stock held in Treasury to satisfy the exercise of options. The difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings on the date of exercise. No additional options were granted under this plan in 1999, 1998, or 1997. The number of vested options exercisable at December 31, 1999 was 367,527.

1993 Stock Option Plan for Outside Directors ("Directors' Option Plan")

On November 23, 1993, each member of the Board of Directors who was not then an officer or employee of the Company or the Bank was granted non-statutory options to purchase shares of the Company's common stock, based upon length of service. In addition, active Directors Emeritus were each granted non-statutory options to purchase shares of the common stock. In the aggregate, members of the Board of Directors and active Directors Emeritus of the Company were granted options to purchase 1,032,413 shares (as adjusted for the five stock splits) of the common stock of the Company with Limited Rights at an exercise price equal to $3.71 per share, which is the initial public offering price as adjusted to reflect the stock splits. All options granted under the Directors' Option Plan, including Limited Rights attached thereto, expire upon the earlier of 10 years following the date of grant or one year following the date the optionee ceases to be a director. In the years ended December 31, 1999, 1998, and 1997, respectively, 174,770; 59,825; and 175,499 options were exercised. The Bank primarily utilizes common stock held in Treasury to satisfy the exercise of options. The difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings on the date of exercise. All of the options granted under the Directors' Option Plan were exercisable one year after grant. No additional options were granted under this plan in 1999, 1998, or 1997. The number of vested options exercisable at December 31, 1999 was 426,793.

1997 Stock Option Plan

On February 18, 1997, the Bank established the 1997 Stock Option Plan and granted stock options to purchase 698,625 shares (as adjusted for the stock splits in 1997 and 1998) to the plan participants. The estimated fair value of the options granted was $9.22 per share at the date of grant. The maximum number of shares available for grant under this plan was 1,181,250 (as adjusted). Each option was exercisable on July 21, 1997 and entitled the holder to purchase one share of the Company's common stock at an exercise price equal to $15.63 per share (as adjusted). On January 21, 1998, 645,884 options were exercised and another 645,884 options automatically granted under the reload feature of the plan, at an exercise price of $24.85 per share. The estimated fair value of the options granted on this date was $5.76 per share. On January 21, 1999, 654,816 options were exercised and another 654,816 options were automatically granted under the reload feature of the plan, at an exercise price of $30.34 per share. The estimated fair value of the options granted at this date was $0.00 per share. At December 31, 1999, the number of vested options exercisable under the 1997 Stock Option Plan was 671,625.

Stock Plans

Effective upon the conversion, the Bank established the following stock plans for eligible employees who have at least 12 consecutive months of credited service:

Employee Stock Ownership Plan ("ESOP") and Supplemental Employee Retirement Plan ("SERP")

In connection with the conversion, the Company lent $19.4 million to the ESOP to purchase 4,645,860 shares (as adjusted for the five stock splits). The loan will be repaid, principally from the Bank's discretionary contributions to the ESOP, over a period of time not to exceed 60 years. The Bank's obligation to make such contributions is reduced to the extent of any investment earnings realized on such contributions and any dividends paid by the Company on shares held in the unallocated stock account. At December 31, 1999, the loan had an outstanding balance of $12.5 million and a fixed interest rate of 6.0%. Interest expense for the obligation was $766,000 for the year ended December 31, 1999. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Contributions to the ESOP were approximately $1.0 million for the year ended December 31, 1999. Dividends and investment income received on ESOP shares used for debt service amounted to $1.0 million. Benefits vest on a seven-year basis, starting with 20% in the third year of employment and continuing each year thereafter. However, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately.

      Forfeitures are reallocated among participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, disability, or separation from service and may be payable in cash or stock.

      The ESOP Trustee must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares and shares held in the suspense account are voted in a manner calculated to most accurately reflect the instructions the Trustee has received from participants regarding the allocated stock. Shares allocated to participants totaled 84,793 and 170,343, respectively, for the years ended December 31, 1999 and 1998. At December 31, 1999, there were 2,776,974 shares remaining for future allocation, with a market value of $75.3 million. The Bank recognizes compensation expense for the ESOP based on the average market price of the common stock during the year at the date of allocation. The Company recorded compensation expense for the ESOP of $2.5 million, $4.7 million, and $5.2 million for the years ended December 31, 1999, 1998, and 1997, respectively.

      In 1993, the Bank also established a SERP, which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of common stock. In 1999, the Company froze the SERP. The plan maintained $3.8 million of trust-held assets at both December 31, 1999 and 1998, based upon the cost of said assets at the time of purchase. Trust-held assets consist entirely of Company common stock and amounted to 258,690 shares at both December 31, 1999 and 1998. The cost of such shares is reflected as contra-equity and additional paid-in capital in the accompanying Consolidated Statements of Financial Condition. The Company recorded compensation expense for the SERP of $0; $1.3 million; and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Recognition and Retention Plans and Trusts ("RRPs")

The purpose of the RRPs is to provide employees, officers, and directors of the Bank with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank. The Bank contributed a total of $5.5 million to the RRPs to enable them to acquire an aggregate of 1,474,875 shares (as adjusted for the five stock splits) of the common stock in the conversion, substantially all of which have been awarded. Such amount represents deferred compensation and has been accounted for as a reduction in stockholders' equity. Awards vested at a rate of 331/3% per year for directors, commencing on November 23, 1994, and vested at a rate of 20% per year for officers and employees, commencing on January 1, 1995. Awards become 100% vested upon termination of employment due to death, disability, or normal retirement, or following a change in control of the Bank or the Company. Pursuant to the RRPs, 1,463,470 shares of common stock were vested at December 31, 1999. The Bank recognizes expense based on the original cost of the common stock at the date of vesting for the RRP. The Company recorded compensation expense for the RRPs of $22,000; $749,000; and $716,000 for the years ended December 31, 1999, 1998, and
1997, respectively.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 47


NOTE 14:

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of the Company's on-balance-sheet financial instruments at December 31, 1999 and 1998:

                                                                       December 31,
                                                ===============================================================
                                                          1999                                1998
                                                ---------------------------------------------------------------
(in thousands)                                    Value         Fair Value            Value          Fair Value
---------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and cash equivalents                     $   37,224       $   37,224         $   46,561      $   46,561
  Securities held to maturity                      184,637          180,181            152,280         152,055
  Mortgage-backed securities held to maturity        2,094            2,135             19,680          20,332
  Securities available for sale                     12,806           12,806              4,656           4,656
  Loans, net                                     1,601,079        1,603,483          1,486,519       1,549,540
FINANCIAL LIABILITIES:
  Deposits                                      $1,076,018       $1,076,767         $1,102,285      $1,106,754
  FHLB advances                                    636,378          636,378            439,055         439,055
  Mortgagors' escrow                                10,288           10,288             13,084          13,084
=========================================================================================================================

      The methods and significant assumptions used to estimate fair values pertaining to the Company's financial instruments are as follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and Federal funds sold. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or mature overnight.

Securities and Mortgage-Backed Securities Held to Maturity and Securities Available for Sale

Estimated fair values are based principally on market prices or dealer quotes. Certain fair values are estimated using market prices of similar securities.

Loans

The loan portfolio is segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages or other) and payment status (performing or non-performing). Fair values are estimated for each component using a valuation method selected by management.

      The estimated fair values of performing residential mortgage loans, commercial real estate loans, and other loans are computed by discounting the anticipated cash flows from the respective portfolios. The discount rates reflect current market rates for loans with similar terms to borrowers of similar credit quality.

      The estimated fair values of non-performing residential and commercial real estate loans are based on recent collateral appraisals or management's analysis of estimated cash flows, discounted at rates commensurate with the credit risk involved.

      The above technique of estimating fair value is extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that are the most reflective of the Company's loan portfolio and the current market, a greater degree of subjectivity is inherent in these values than in those determined in formal trading marketplaces. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

Deposits

The fair values of deposit liabilities with no stated maturity (NOW, money market, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank's deposit base. Management believes that the Bank's core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances.

FHLB Advances

The carrying value of FHLB advances approximates fair value in the financial statements; as these instruments are callable, they are considered short-term.

Other Receivables and Payables

The fair values are estimated to equal the carrying values of short-term receivables and payables.

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of these off-balance-sheet financial instruments resulted in no unrealized gain or loss at December 31, 1999 or 1998.

NOTE 15:

RESTRICTIONS ON THE BANK

Various legal restrictions limit the extent to which the Bank can supply funds to the parent company and its non-bank subsidiaries. As a converted stock form savings bank, the approval of the Superintendent of the New York State Banking Department is required if dividends declared in any calendar year exceed the total of its net profits for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. "Net profits" is defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all Federal and local taxes. In 1999, the Bank declared dividends to its parent aggregating $33.1 million, which did not exceed net profits for 1999.

NOTE 16:

PARENT COMPANY-ONLY FINANCIAL INFORMATION

Queens County Bancorp, Inc. operates a wholly-owned subsidiary, Queens County Savings Bank. The earnings of the Bank are recognized by the Company using the equity method of accounting. Accordingly, the earnings of the Bank are recorded as an increase in the Company's investment in the Bank.

      Following are the condensed financial statements for Queens County Bancorp, Inc. (parent company-only):

CONDENSED STATEMENTS OF CONDITION

                                                              December 31,
                                                           =====================
(in thousands)                                              1999        1998
--------------------------------------------------------------------------------
ASSETS
Cash                                                       $  3,075   $  1,526
Money market investments                                         57         57
Investment in and advances to Queens County Savings Bank    105,392    131,854
--------------------------------------------------------------------------------
Total assets                                               $108,524   $133,437
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity                                       $108,524   $133,437
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $108,524   $133,437
================================================================================

CONDENSED STATEMENTS OF INCOME

                                                                                       Years Ended December 31,
                                                                                =========================================
(in thousands)                                                                   1999            1998              1997
-------------------------------------------------------------------------------------------------------------------------
Interest income from Queens County Savings Bank                                 $    --          $   340          $ 2,358
Other interest income                                                                78               39               17
Dividends from Queens County Savings Bank                                        33,100           17,800           16,000
-------------------------------------------------------------------------------------------------------------------------
Total income                                                                     33,178           18,179           18,375
Interest expense to Queens County Savings Bank                                    1,683               --               --
Operating expense                                                                   301              229              256
-------------------------------------------------------------------------------------------------------------------------
Income before income tax and equity in undistributed earnings                    31,194           17,950           18,119
Income tax expense                                                                  150              150              151
-------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed earnings of Queens County Savings Bank     31,044           17,800           17,968
Equity in undistributed earnings of Queens County Savings Bank                      620            9,144            5,296
-------------------------------------------------------------------------------------------------------------------------
  Net income                                                                    $31,664          $26,944          $23,264
=========================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                     ===========================================
(in thousands)                                                         1999             1998             1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 31,664         $ 26,944         $ 23,264
  Equity in undistributed earnings of the Bank not provided for          (620)          (9,144)          (5,296)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              31,044           17,800           17,968
================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for investments in and advances to subsidiaries            (36,277)         (17,021)         (17,831)
  Repayment from investments in and advances to subsidiaries           60,505           62,812           75,284
----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                              24,228           45,791           57,453
================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury stock                                          (38,352)         (52,533)         (68,086)
  Dividends paid                                                      (18,563)         (12,636)          (8,135)
  Exercise of stock options                                             3,192            2,347            1,213
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (53,723)         (62,822)         (75,008)
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                               1,549              769              413
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                          1,583              814              401
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $  3,132         $  1,583          $   814
================================================================================================================

NOTE 17:

REGULATORY MATTERS

The Bank is subject to regulation, examination, and supervision by the New York State Banking Department and the Federal Deposit Insurance Corporation (the "Regulators"). The Bank is also governed by numerous Federal and state laws and regulations, including the FDIC Improvement Act of 1991 ("FDICIA"), which established five capital categories ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution's semi-annual FDIC deposit insurance premium assessment. The Bank's capital amounts and classification are also subject to qualitative judgments by the Regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). At December 31, 1999, the Bank met all capital adequacy requirements to which it was subject.

      As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios. In the opinion of management, no conditions or events have transpired since said notification that have changed the institution's category.

      The following table presents the Bank's actual capital amounts and ratios as well as the minimum amounts and ratios required for capital adequacy purposes and for categorization as a well capitalized institution:

                                                                                              To Be Well Capitalized
                                                                             For Capital       Under Prompt Corrective
As of December 31, 1999                               Actual              Adequacy Purposes       Action Provisions
                                              ========================================================================
(dollars in thousands)                         Amount        Ratio          Amount   Ratio         Amount     Ratio
----------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)       $181,809       14.36%        $101,321  >8.0%        $126,651   >10.0%
                                                                                     -                       -
Tier 1 capital (to risk-weighted assets)       174,778       13.80           50,660  >4.0           75,990    >6.0
                                                                                     -                        -
Tier 1 leverage capital (to average assets)    174,778        8.63           60,734  >3.0          101,233    >5.0
                                                                                     -                        -
======================================================================================================================

                                                                                              To Be Well Capitalized
                                                                             For Capital       Under Prompt Corrective
As of December 31, 1998                               Actual              Adequacy Purposes       Action Provisions
                                              ========================================================================
(dollars in thousands)                         Amount        Ratio          Amount   Ratio         Amount     Ratio
----------------------------------------------------------------------------------------------------------------------
Total capital (to risk-weighted assets)       $170,850       16.12%        $84,804   >8.0%        $106,005   >10.0%
                                                                                     -                       -
Tier 1 capital (to risk-weighted assets)       161,419       15.23          42,402   >4.0           63,603    >6.0
                                                                                     -                        -
Tier 1 leverage capital (to average assets)    161,419        9.40          51,508   >3.0           85,846    >5.0
                                                                                     -                        -
======================================================================================================================

      Under this framework, and based upon the Bank's capital levels, no prior approval from the Regulators is necessary to accept brokered deposits.

                                                  QUEENS COUNTY BANCORP, INC.
                                                           1999 ANNUAL REPORT 50


NOTE 18:

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the fiscal years ended December 31, 1999 and 1998 follows:

                                                         1999                                        1998
                                        =============================================================================
(in thousands, except per share data)     4th       3rd      2nd       1st        4th       3rd      2nd        1st
---------------------------------------------------------------------------------------------------------------------
Net interest income after reversal
  of loan loss provision                $17,694   $17,557   $17,490   $18,564   $17,219   $17,299   $17,474   $16,531
Other operating income                      798       581       513       630       493       637       866       557
Operating expense                         6,420     3,544     5,840     5,586     5,875     6,660     6,747     6,672
---------------------------------------------------------------------------------------------------------------------
Income before income
  tax expense                            12,072    14,594    12,163    13,608    11,837    11,276    11,593    10,416
Income tax expense                        4,868     5,819     4,714     5,371     4,721     4,326     4,970     4,161
---------------------------------------------------------------------------------------------------------------------
  Net income                            $ 7,204   $ 8,775   $ 7,449   $ 8,237   $ 7,116   $ 6,950   $ 6,623   $ 6,255
=====================================================================================================================
Diluted earnings per
  common share(1)                         $0.39     $0.46     $0.39     $0.43     $0.37     $0.34     $0.32     $0.31
=====================================================================================================================
Cash dividends declared
  per common share(1)                      0.25      0.25      0.25      0.25      0.20      0.17      0.17      0.13
=====================================================================================================================
Average common shares and
  equivalents outstanding(1)             18,715    18,982    19,212    19,108    19,472    20,196    20,582    20,536
=====================================================================================================================
Stock price per common share(1):
  High                                   $32.44    $32.37    $35.69    $31.69    $30.56    $30.00    $31.42    $29.33
  Low                                     25.75     26.94     27.00     27.00     22.88     23.58     27.25     23.50
  Close                                   27.13     27.63     32.38     27.00     29.75     26.75     29.08     29.33
=====================================================================================================================

(1) 1998 data reflects shares issued as a result of a 3-for-2 stock split on September 29, 1998.

Management's Responsibility for FINANCIAL REPORTING

Queens County Bancorp, Inc.
38-25 Main Street, Flushing, New York 11354

To Our Shareholders:

Management has prepared, and is responsible for, the consolidated financial statements and related financial information included in this annual report. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and reflect management's judgments and estimates with respect to certain events and transactions. Financial information included elsewhere in this annual report is consistent with the consolidated financial statements.

      Management is responsible for maintaining a system of internal controls and has established such a system to provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements, that they are executed in accordance with management's authorizations, and that assets are safeguarded from significant loss or unauthorized use. Management believes that during fiscal year 1999, this system of internal controls was adequate to accomplish the intended objectives.

      The Audit Committee of the Board of Directors, composed of non-management directors, meets periodically with the Company's independent certified public accountants, its internal auditors, and management to discuss auditing, internal accounting controls, and financial reporting matters, and to ensure that they are each discharging their responsibilities properly. Both the independent certified public accountants and the internal auditors have free access to the Committee without management being present.


/s/ Joseph R. Ficalora

Joseph R. Ficalora
Chairman, President, and
Chief Executive Officer

January 18, 2000

Independent Auditors' REPORT

To the Board of Directors
Queens County Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of Queens County Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Queens County Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

New York, New York

January 18, 2000