Form 10-Q
period 2000-03-31
QUEENS COUNTY BANCORP INC
filed 2000-05-12
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                    ---------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                  ---------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                   20,779,319
                         -------------------------------
                         Number of shares outstanding at
                                   May 8, 2000

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        Three Months Ended March 31, 2000

INDEX                                                                   Page No.
-----                                                                   --------

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Condition as of
         March 31, 2000 (unaudited) and December 31, 1999                   1

         Consolidated Statements of Income and Comprehensive
         Income for the Three Months Ended March 31, 2000
         and 1999 (unaudited)                                               2

         Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months Ended March 31, 2000
         (unaudited)                                                        3

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999 (unaudited)                   4

         Notes to Unaudited Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                       18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19

Item 2.  Changes in Securities                                             19

Item 3.  Defaults Upon Senior Securities                                   19

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

Exhibits                                                                   21

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                              March 31,    December 31,
                                                                                2000           1999
                                                                            (unaudited)
                                                                            -----------    ------------
Assets
Cash and due from banks                                                     $    27,333    $    31,224
Money market investments                                                          6,000          6,000
Securities held to maturity (estimated market value of
   $179,348 and $180,181, respectively)                                         184,638        184,637
Mortgage-backed securities held to maturity (estimated market
   value of $2,085 and $2,135, respectively)                                      2,031          2,094
Securities available for sale                                                    11,755         12,806
Mortgage loans:
    1-4 family                                                                  146,858        152,644
    Multi-family                                                              1,427,816      1,348,352
    Commercial real estate                                                      101,893         96,008
    Construction                                                                  5,120          4,793
                                                                            -----------    -----------
Total mortgage loans                                                          1,681,687      1,601,797
Other loans                                                                       8,643          8,741
Less: Unearned loan fees                                                         (2,208)        (2,428)
      Allowance for loan losses                                                  (7,031)        (7,031)
                                                                            -----------    -----------
Loans, net                                                                    1,681,091      1,601,079
Premises and equipment, net                                                       9,840         10,060
Deferred tax asset, net                                                           5,984          5,496
Other assets                                                                     56,976         53,439
                                                                            -----------    -----------
Total assets                                                                $ 1,985,648    $ 1,906,835
                                                                            ===========    ===========

Liabilities and Stockholders' Equity
Deposits:
    NOW and money market accounts                                           $   108,999    $   103,422
    Savings accounts                                                            278,895        274,501
    Certificates of deposit                                                     621,493        658,238
    Non-interest-bearing accounts                                                43,854         39,857
                                                                            -----------    -----------
Total deposits                                                                1,053,241      1,076,018
                                                                            -----------    -----------
Official checks outstanding                                                      18,643         31,189
FHLB advances                                                                   744,154        636,378
Mortgagors' escrow                                                               25,176         10,288
Other liabilities                                                                10,102         15,821
                                                                            -----------    -----------
Total liabilities                                                             1,851,316      1,769,694
                                                                            -----------    -----------
Stockholders' equity:
    Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                                    --             --
    Common stock at par $0.01 (60,000,000 shares authorized;
     30,970,693 shares issued; 20,868,061 and 21,010,127 shares
     outstanding at March 31, 2000 and December 31, 1999, respectively)             310            310
    Paid-in capital in excess of par                                            149,366        147,607
    Retained earnings (substantially restricted)                                149,352        150,545
    Less: Treasury stock (10,102,632 and 9,960,566 shares, respectively)       (148,090)      (145,122)
          Unallocated common stock held by ESOP                                 (12,295)       (12,388)
          Common stock held by SERP                                              (3,770)        (3,770)
          Unearned common stock held by RRPs                                        (41)           (41)
    Accumulated other comprehensive loss, net of tax effect                        (500)            --
                                                                            -----------    -----------
Total stockholders' equity                                                      134,332        137,141
                                                                            -----------    -----------
Total liabilities and stockholders' equity                                  $ 1,985,648    $ 1,906,835
                                                                            ===========    ===========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  For the
                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2000        1999
                                                           --------    --------

Interest Income:
    Mortgage and other loans                               $ 33,126    $ 30,475
    Securities                                                3,023       2,297
    Mortgage-backed securities                                   62         331
    Money market investments                                     58         267
                                                           --------    --------
Total interest income                                        36,269      33,370
                                                           --------    --------

Interest Expense:
    NOW and money market accounts                               785         451
    Savings accounts                                          1,601       1,542
    Certificates of deposit                                   8,076       9,104
    FHLB advances                                             9,357       5,701
    Mortgagors' escrow                                            7           8
                                                           --------    --------
Total interest expense                                       19,826      16,806
                                                           --------    --------
        Net interest income                                  16,443      16,564
Reversal of provision for loan losses                            --      (2,000)
                                                           --------    --------
        Net interest income after reversal of
           provision for loan losses                         16,443      18,564
                                                           --------    --------

Other Operating Income:
    Fee income                                                  501         481
    Other                                                       610         149
                                                           --------    --------
Total other operating income                                  1,111         630
                                                           --------    --------

Operating Expense:
    Compensation and benefits                                 3,488       3,675
    Occupancy and equipment                                     744         618
    General and administrative                                1,242       1,239
    Other                                                       164          54
                                                           --------    --------
Total operating expense                                       5,638       5,586
                                                           --------    --------

Income before income taxes                                   11,916      13,608
Income tax expense                                            4,322       5,371
                                                           --------    --------
        Net income                                         $  7,594    $  8,237
Comprehensive income, net of tax:
    Unrealized loss on securities                              (500)       (271)
                                                           --------    --------
        Comprehensive income                               $  7,094    $  7,966
                                                           ========    ========

        Earnings per share                                    $0.42       $0.44
        Diluted earnings per share                            $0.42       $0.43
                                                           ========    ========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Three Months Ended
                                                                March 31, 2000
(in thousands)                                                   (unaudited)
--------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
   Balance at beginning of year                                  $     310
   Shares issued                                                        --
                                                                 ---------
Balance at end of period                                               310
                                                                 ---------

Paid-in Capital in Excess of Par:
   Balance at beginning of year                                    147,607
   Tax benefit effect on stock plans                                 1,413
   Allocation of ESOP stock                                            346
                                                                 ---------
Balance at end of period                                           149,366
                                                                 ---------

 Retained Earnings:
   Balance at beginning of year                                    150,545
   Net income                                                        7,594
   Dividends paid on common stock                                   (4,526)
   Exercise of stock options (203,958 shares)                       (4,261)
                                                                 ---------
Balance at end of period                                           149,352
                                                                 ---------

Treasury Stock:
   Balance at beginning of year                                   (145,122)
   Purchase of common stock (346,024 shares)                        (7,589)
   Exercise of stock options (203,958 shares)                        4,621
                                                                 ---------
Balance at end of period                                          (148,090)
                                                                 ---------

Employee Stock Ownership Plan:

   Balance at beginning of year                                    (12,388)
   Allocation of ESOP stock                                             93
                                                                 ---------
Balance at end of period                                           (12,295)
                                                                 ---------

SERP Plan:
   Balance at beginning of year                                     (3,770)
   Common stock acquired by SERP                                        --
                                                                 ---------
Balance at end of period                                            (3,770)
                                                                 ---------

Recognition and Retention Plans:
   Balance at beginning of year                                        (41)
   Earned portion RRPs                                                  --
                                                                 ---------
Balance at end of period                                               (41)
                                                                 ---------

Accumulated Comprehensive Loss, Net of Tax:
   Balance at beginning of year                                         --
   Net unrealized depreciation in securities, net of tax              (500)
                                                                 ---------
Balance at end of year                                                (500)
                                                                 ---------

Total stockholders' equity                                       $ 134,332
                                                                 =========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31,
                                                                               2000        1999
(in thousands)                                                                    (unaudited)
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                                $   7,594   $   8,237
   Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                               258         220
       Reversal of provision for loan losses                                        --      (2,000)
       Amortization of premiums, net                                                --           3
       Amortization (accretion) of net deferred loan origination fees              220        (204)
       Net gain on redemption of securities and mortgage-backed securities          --         (11)
       Net gain on sale of foreclosed real estate                                  (32)       (100)
       Tax benefit effect on stock plans                                         1,413       1,693
       Earned portion of ESOP                                                      439         629
   Changes in assets and liabilities:
       (Increase) decrease in deferred income taxes                               (488)        801
       Increase in other assets                                                 (3,537)     (2,103)
       Decrease in official checks outstanding                                 (12,546)    (11,689)
       (Decrease) increase in other liabilities                                 (5,719)      1,425
                                                                             ---------   ---------
Total adjustments                                                              (19,992)    (11,042)
                                                                             ---------   ---------
Net cash used in operating activities                                          (12,398)     (2,805)
                                                                             ---------   ---------

Cash Flows from Investing Activities:
   Proceeds from maturity of securities and mortgage-backed
     securities held to maturity                                                    63      13,937
   Proceeds from redemption of securities available for sale                       110          --
   Purchase of securities held to maturity                                          --      (6,285)
   Net increase in loans                                                       (79,820)    (41,692)
   Proceeds from sale of loans and foreclosed real estate                           60       2,596
   Purchase of premises and equipment, net                                         (38)        (40)
                                                                             ---------   ---------
Net cash used in investing activities                                          (79,625)    (31,484)
                                                                             ---------   ---------

Cash Flows from Financing Activities:
   Net increase in mortgagors' escrow                                           14,888      12,784
   Net (decrease) increase in deposits                                         (22,777)      5,195
   Net increase in FHLB advances                                               107,776      14,604
   Cash dividends paid and options exercised, net                               (8,787)    (25,413)
   Purchase of Treasury stock, net of stock
     options exercised                                                          (2,968)      9,837
                                                                             ---------   ---------
Net cash provided by financing activities                                       88,132      17,007
                                                                             ---------   ---------
Net decrease in cash and cash equivalents                                       (3,891)    (17,282)
Cash and cash equivalents at beginning of period                                37,224      46,561
                                                                             ---------   ---------
Cash and cash equivalents at end of period                                   $  33,333   $  29,279
                                                                             =========   =========
Supplemental information:
   Cash paid for:
       Interest                                                              $  19,809   $  16,778
       Income taxes                                                              5,180       2,351
Transfers to foreclosed real estate from loans                                      --         488
Transfers to real estate held for investment from foreclosed real estate            --         425

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

The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders and incorporated by reference into the Company's 1999 Annual Report on Form 10-K.

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

The Company's first quarter 2000 performance validated the strategic actions taken in the fourth quarter of 1999. Reflecting the sale of $211.6 million in multi-family mortgage loans to the Federal Home Loan Bank of New York ("FHLB-NY") on December 29th, the Company recorded a linked-quarter increase in its interest rate spread and net interest margin, as well as a linked-quarter increase in its return on average assets. Reflecting a $30.0 million investment in Bank-Owned Life Insurance ("BOLI") on the 30th of December, the Company recorded a 76.3% increase in other operating income and a reduction in the effective tax rate to 36.3%.

These actions contributed to first quarter 2000 earnings of $7.6 million, equivalent to diluted earnings per share of $0.42.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Company's first quarter 2000 performance is discussed in detail on the following pages. Such discussion occasionally includes forward-looking statements with regard to the Company's prospective performance and strategies within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

The forward-looking statements contained within this report are based on information currently available to management and on management's current expectations regarding a range of issues that could potentially impact the Company's performance and strategies in future periods. Where such forward-looking statements appear in the text, they are typically accompanied by cautionary language identifying the specific factors that could adversely affect the Company's ability to fulfill its performance goals or implement its strategies. The Company undertakes no obligation to update these forward-looking statements.

In general, factors that could cause future results to vary from current expectations include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and various other economic, competitive, governmental, regulatory, and technological issues that could affect the Company's operations, pricing, products and services. These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed upon them.

Financial Condition

The Company recorded total assets of $2.0 billion at March 31, 2000, up $78.8 million from the balance recorded at December 31, 1999. The increase stemmed from a $79.9 million rise in mortgage loans outstanding to $1.7 billion, representing 84.7% of total assets, after originations of $142.4 million in the first quarter of 2000. Multi-family mortgage loans accounted for $1.4 billion of the $1.7 billion total, up $79.5 million after first quarter originations of $131.9 million.

The growth in multi-family mortgage loans was complemented by a $5.9 million increase in commercial real estate loans to $101.9 million and a $327,000 rise in construction loans to $5.1 million, offsetting a $5.8 million decline in the balance of one-to-four family mortgage loans to $146.9 million.

The Company's asset quality continued to be solid, as the number of consecutive quarters without any net charge-offs increased to 22. In addition, non-performing assets totaled $3.2 million, representing 0.16% of total assets, at March 31, 2000, as compared to $3.2 million, or 0.17% of total assets, at December 31, 1999. Non-performing loans totaled $3.2 million, or 0.19% of loans, net, at the close of the current first quarter, while foreclosed real estate declined to zero at quarter's end.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $7.0 million, representing 220.48% of non-performing loans and 0.42% of loans, net, at March 31, 2000.

Reflecting management's focus on mortgage loan production, the Company's portfolio of securities held to maturity was essentially unchanged from the year-end 1999 level at $184.6 million, while money market investments held steady at $6.0 million. The growth in assets was partly tempered by a $1.0 million decline in securities available for sale to $11.8 million, a $63,000 decline in mortgage-backed securities held to maturity to $2.0 million, and a $98,000 decline in other loans to $8.6 million.

Deposits totaled $1.1 billion at the close of the current first quarter, down $22.8 million since December 31, 1999. The decrease was the net effect of a $14.0 million increase in core deposits to $431.8 million and a $36.7 million reduction in CDs to $621.5 million. The balance of FHLB advances, meanwhile, rose $107.8 million to $744.2 million at March 31, 2000.

Supported by cash earnings of $10.1 million, stockholders' equity totaled $134.3 million, representing 6.77% of total assets and a book value of $7.42 per share based on 18,111,985 shares. In the first quarter of 2000, the Company distributed cash dividends totaling $5.2 million and allocated $7.6 million toward the repurchase of 346,024 shares. At quarter's end, 17,044 shares remained available for repurchase under the November 23, 1999 authorization. The Board of Directors authorized the repurchase of an additional 500,000 shares of Company stock on April 11, 2000.

The Company's capital ratios continued to exceed the minimum levels required by the FDIC. In addition, the Bank recorded a leverage capital ratio of 9.30%, a Tier 1 risk-based capital ratio of 13.45%, and a total risk-based capital ratio of 13.98%, at March 31, 2000.

Loans

Despite the rise in market interest rates over the course of the quarter, the Company originated $142.4 million in mortgage loans during the first three months of 2000, including $131.9 million in multi-family mortgage loans.

At March 31, the balance of mortgage loans was $1.7 billion, up $79.9 million from the year-end 1999 level, boosted by a $79.5 million rise in multi-family mortgage loans to $1.4 billion. Multi-family mortgage loans represented 84.9% of mortgage loans outstanding and 92.6% of mortgage originations year-to-date. At March 31, 2000, the average loan in the multi-family portfolio had a principal balance of $1.3 million and a loan-to-value ratio of 55.9%.

Loan growth was further supported by a $5.9 million increase in commercial real estate loans to $101.9 million and a $327,000 rise in construction loans to $5.1 million, after first quarter 2000 originations of $7.3 million and $1.2 million, respectively. These increases served to offset a $5.8 million decline in the balance of one-to-four family mortgage loans to $146.9 million after first quarter 2000 originations of $2.1 million. At March 31, 2000, the average loan in the commercial real estate portfolio had a principal balance of $710,100 and a loan-to-value ratio of 47.4%; the average one-to-four family mortgage loan had a principal balance of $67,600 and a loan-to-value ratio of 40.5%.

In addition to mortgage loans, the Company originates other loans to address the needs of its customers. At March 31, 2000, the Company's portfolio of other loans totaled $8.6 million, down $98,000 from the volume recorded at December 31, 1999.

While loan demand has softened somewhat in the face of the Federal Reserve Board's recent measures, the Company had a pipeline of $129.7 million at April 11, 2000.

Asset Quality

The Company extended its record of superior asset quality in the first quarter of 2000, with the number of consecutive quarters without any net charge-offs increasing to 22. Non-performing assets totaled $3.2 million at both March 31, 2000 and December 31, 1999, representing 0.16% and 0.17% of total assets, respectively, at the corresponding dates.

Non-performing loans rose $81,000 to $3.2 million, or 0.19% of loans, net, at the close of the current first quarter from $3.1 million, or 0.19% of loans, net, at December 31, 1999. Included in the March 31, 2000 amount were 27 mortgage loans in foreclosure totaling $3.0 million and five loans 90 days or more delinquent totaling $222,000. All of the Company's non-performing loans were secured by one-to-four family homes. At the same time, the balance of foreclosed real estate declined from $66,000 to zero, pursuant to the sale of a single property in March 2000.

From time to time, properties that are classified as "foreclosed real estate" are profitably rented by the Company. When this occurs, such properties are reclassified as "real estate held for investment" and included in "other assets" on the balance sheet. At March 31, 2000, the Company had 16 such investments totaling $1.6 million and yielding an average rate of return of 9.35%.

In view of the quality of the Company's loans, no provisions for loan losses were made in the first quarter of 2000. In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $7.0 million, representing 220.48% of non-performing loans and 0.42% of loans, net, at March 31, 2000. In addition, the $7.0 million allowance represented 493.06% of accumulated net charge-offs since 1987.

Asset Quality Analysis

                                                      At or For the      At or For the
                                                    Three Months Ended    Year Ended
                                                        March 31,        December 31,
                                                           2000              1999
(dollars in thousands)                                 (unaudited)
--------------------------------------------------------------------------------------

Allowance for Loan Losses:
Balance at beginning of period                           $7,031              $9,431
Reversal of provision for loan losses                        --              (2,400)
                                                         ------              ------
Balance at end of period                                 $7,031              $7,031
                                                         ======              ======

Non-performing Assets at Period-end:

Mortgage loans in foreclosure                            $2,967              $2,886
Loans 90 days or more delinquent                            222                 222
                                                         ------              ------
Total non-performing loans                                3,189               3,108
Foreclosed real estate                                       --                  66
                                                         ------              ------
Total non-performing assets                              $3,189              $3,174
                                                         ======              ======

Ratios:
Non-performing loans to loans, net                         0.19%               0.19%
Non-performing assets to total assets                      0.16                0.17
Allowance for loan losses to non-performing loans        220.48              226.22
Allowance for loan losses to loans, net                    0.42                0.44
Allowance for loan losses to accumulated
  net charge-offs since 1987                             493.06              493.06

Securities and Money Market Investments

While mortgage loan production remains the Company's primary focus, its asset mix is enriched by a portfolio of short-term securities held to maturity and securities available for sale. At March 31, 2000, the balance of securities held to maturity totaled $184.6 million, $1,000 higher than the balance at December 31, 1999. The portfolio of securities available for sale declined $1.0 million to $11.8 million, while money market investments, consisting entirely of Federal funds sold, held steady at $6.0 million.

The Company's securities held to maturity consist primarily of U.S. Government and agency obligations, and FHLB stock. At March 31, 2000, U.S. Government and agency obligations represented $140.3 million of the total, with FHLB stock representing $40.8 million. The average maturity of the portfolio was two years. At March 31, 2000 and December 31, 1999, the market values of securities held to maturity were, respectively, $179.3 million and $180.2 million, equivalent to 97.1% and 97.6% of carrying value at the respective dates.

Mortgage-backed Securities Held to Maturity

Reflecting prepayments and the absence of any new investments in such assets, the portfolio of mortgage-backed securities declined $63,000 to $2.0 million at March 31, 2000. The quarter-end market value of the portfolio was $2.1 million, or 102.7% of carrying value, as compared to $2.1 million, or 102.0% of carrying value, at December 31, 1999.

The Company holds all mortgage-backed securities to maturity; at March 31, 2000, the average maturity of the portfolio was 2.5 years.

Sources of Funds

Funding for the Company's mortgage loan production stems primarily from deposits and from its line of credit with the FHLB-NY. Additional funding stems from interest and principal payments on loans and the interest on, and maturity of, securities.

At March 31, 2000, the Company recorded deposits of $1.1 billion, down $22.8 million since December 31, 1999. The decrease was the net effect of a $14.0 million rise in core deposits to $431.8 million and a $36.7 million reduction in CDs to $621.5 million. The Company has experienced a steady shift in the mix of its deposits over the past five quarters, with CDs representing 59.0% of the total at March 31, 2000, as compared to 61.2% and 65.5% at December 31 and March 31, 1999, respectively. Core deposits represented 41.0% of total deposits at the close of the current first quarter, as compared to 38.8% and 34.4%, respectively, at the earlier dates.

The growth in core deposits reflects an increase in all three categories, including a $5.6 million increase in NOW and money market accounts to $109.0 million; a $4.4 million increase in savings accounts to $278.9 million; and a $4.0 million increase in non-interest-bearing accounts to $43.9 million. The increase in non-interest-bearing accounts, in particular, reflects the success of the Company's Mobile CSR program. Since 1997, the Company has been sending customer service representatives to various Queens locations for the purpose of opening new accounts on site.

To supplement the funding provided by deposits, the Company maintains a line of credit with the FHLB-NY, which totaled $794.3 million at March 31, 2000. FHLB advances at that date totaled $744.2 million, up $107.8 million since December 31, 1999.

Market Risk and Interest Rate Sensitivity

Given the extent to which changes in market interest rates may influence net interest income, one of management's primary objectives is matching the interest rate sensitivity of the Company's assets and liabilities in order to manage interest rate risk.

The process of assessing and managing interest rate risk is governed by policies established by senior management that are reviewed and approved by the Board of Directors. Senior management meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, liquidity, and capital, as well as to evaluate its strategies. As part of this process, management measures the sensitivity of net interest income to changes in interest rates. This process involves making estimations, based on certain assumptions that management believes to be reasonable. In addition to considering the relative sensitivity of assets and liabilities to market interest rate fluctuations, management considers such factors as scheduled maturities, repricing characteristics, deposit growth and retention, and estimated cash flows.

The relative sensitivity of assets and liabilities is particularly important, as the Bank's core deposits are not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled, and generally exhibit less sensitivity to changes in interest rates than adjustable rate assets, which feature yields based on external indices.

It is management's objective to maintain a stable level of net interest income under a range of probable rate scenarios. In order to accomplish this objective, management has emphasized the origination of adjustable rate mortgage loans on one-to-four-family homes and multi-family buildings, and has generally limited its other investments to short-term securities. On the liability side of the balance sheet, management closely monitors the pricing of its depository products and has profitably utilized its FHLB line of credit to generate interest-earning asset growth.

The sale of $211.6 million in multi-family mortgage loans to the FHLB-NY in the fourth quarter of 1999 was partly designed to bolster net interest income in the current rising rate environment, by facilitating the origination of mortgage loans at higher yields. Thus, at March 31, 2000, the Company's exposure to interest rate risk was comparable to that discussed in the 1999 Annual Report to Shareholders, despite the 50-basis point rise in market interest rates in the first quarter of this year.

Liquidity and Capital Position

Liquidity

As previously indicated, the Company's primary funding sources are deposits and FHLB advances. Additional funding stems from interest and principal payments on loans, securities, and mortgage-backed securities, and the occasional sale of loans and foreclosed real estate. While FHLB advances and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage prepayments are less so, being subject to such external factors as economic conditions, competition, and market interest rates.

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In the first quarter of 2000, the net cash used in investing activities totaled $79.6 million, essentially reflecting a $79.8 million net increase in loans after first quarter 2000 originations of $142.4 million. The Company's investing activities were funded by cash flows generated by financing activities. In the first quarter of 2000, the net cash provided by financing activities totaled $88.1 million, primarily reflecting a $107.8 million net increase in FHLB advances. Simultaneously, the net cash used in operating activities totaled $12.4 million.

The Company monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. The Company's most liquid assets are cash and due from banks and money market investments, which collectively totaled $33.3 million at March 31, 2000 and $37.2 million at December 31, 1999. The Company also had securities available for sale of $11.8 million and $12.8 million at the corresponding dates. Additional liquidity is available through the Bank's FHLB line of credit and an additional $10.0 million line of credit with a money center bank.

At April 18, 2000, the Bank had loans totaling $129.7 million in the pipeline, which management anticipates having the ability to fund. In addition, CDs due to mature in one year or less from March 31, 2000 totaled $463.6 million; based on its historic retention rate, as well as current pricing, management believes that a significant portion of such deposits will remain with the Bank.

Capital Position

Supported by first quarter 2000 cash earnings of $10.1 million, stockholders' equity totaled $134.3 million at March 31, 2000, representing 6.77% of total assets and a book value of $7.42 per share, based on 18,111,985 shares. At December 31, 1999, stockholders' equity totaled $137.1 million, representing 7.19% of total assets and a book value of $7.52 per share, based on 18,233,153 shares. In addition to distributing cash dividends of $5.2 million in the first quarter of 2000, the Company allocated $7.6 million toward the repurchase of 346,024 shares of Company stock. Under the November 23, 1999 authorization, 17,044 shares remained available for repurchase at the close of the quarter; on April 11, 2000, the Board of Directors authorized the repurchase of up to an additional 500,000 Company shares.

The Company's capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the minimum levels required by the FDIC. At March 31, 2000, the Company's leverage capital totaled $178.3 million, or 9.30% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $178.3 million and $185.3 million, or 13.45% and 13.98% of risk-weighted assets, respectively. The minimum Federal requirements for leverage, Tier 1, and total risk-based capital are 3.00%, 4.00%, and 8.00%, respectively.

Regulatory Capital Analysis (Bank Only)

                                                                          At March 31, 2000
                                                                          -----------------

                                                                                      Risk-Based Capital
                                                                                      ------------------
                                                  Leverage Capital              Tier 1                   Total
                                                  ----------------              ------                   -----
(dollars in thousands)                          Amount        Ratio       Amount      Ratio        Amount     Ratio
                                                ------        -----       ------      -----        ------     -----

Total savings bank equity                     $ 178,260        9.30%    $ 178,260     13.45%    $ 185,291     13.98%
Regulatory capital
   requirement                                   57,514        3.00        53,025      4.00       106,050       8.00
                                              ---------       -----     ---------     -----     ---------     -----
Excess                                        $ 120,746        6.30%    $ 125,235      9.45%    $  79,241      5.98%
                                              =========       =====     =========     =====     =========     =====

Comparison of the Three Months Ended March 31, 2000 and March 31, 1999

Earnings Summary

The Company recorded earnings of $7.6 million, or $0.42 per diluted share, for the first quarter of 2000, providing a 1.58% return on average assets ("ROA") and a 23.49% return on average stockholders' equity ("ROE"). The $7.6 million was up 5.8% from core earnings of $7.2 million in the year-earlier quarter, while the $0.42 was up 10.5% from core diluted earnings per share of $0.38. The first quarter 1999 amounts exclude a net benefit of $1.1 million, or $0.05 per share, stemming from the reversal of $2.0 million from the allowance for loan losses, which increased first quarter 1999 earnings to $8.2 million, or $0.43 per diluted share.

In addition, the Company's cash earnings totaled $10.1 million, or $0.56 per diluted share, representing a cash ROA of 2.11% and a cash ROE of 31.36%. The Company's cash earnings contributed $2.5 million, or 33.5%, more to stockholders' equity than its GAAP earnings alone.

The Company's first quarter 2000 performance reflects the benefit of actions taken in the trailing quarter. The December 29, 1999 sale of $211.6 million in multi-family mortgage loans to the FHLB-NY at a pass-through rate of interest resulted in a higher interest rate spread and net interest margin on a linked-quarter basis, as well as an increase in linked-quarter ROA. The investment of $30.0 million in BOLI resulted in a significant increase in other operating income and a significant reduction in income tax expense.

Specifically, other operating income rose $481,000, or 76.3%, to $1.1 million, the result of a $461,000 increase in other income to $610,000 and a $20,000 increase in fee income to $501,000. Income tax expense declined $1.1 million, reflecting a $1.7 million reduction in pre-tax income to $11.9 million, as well as a decline in the effective tax rate to 36.3% from 39.5%.

These favorable factors served to offset a $121,000 decline in net interest income and a $52,000 increase in operating expense. Net interest income totaled $16.4 million in the current first quarter, the net effect of a $2.9 million rise in interest income to $36.3 million and a $3.0 million rise in interest expense to $19.8 million. In addition to the rise in market interest rates and the increased use of FHLB advances, the level of net interest income was impacted by the aforementioned FHLB-NY transaction, which reduced the average balance of interest-earning assets on a linked-quarter basis more than it did the average balance of interest-bearing liabilities. However, the transaction also contributed to a five-basis point increase in interest rate spread to 3.25% and a seven-basis point increase in net interest margin to 3.58%.

Operating expense totaled $5.6 million in the first quarter of 2000, representing 1.18% of average assets and contributing to an efficiency ratio of 32.12%. While compensation and benefits expense declined $187,000 to $3.5 million, this reduction was offset by the combination of a $126,000 increase in occupancy and equipment expense to $744,000, a $3,000 rise in general and administrative expense to $1.2 million, and a $110,000 rise in other operating expense to $164,000.

Reflecting the ongoing quality of its assets, the Company suspended the provision for loan losses in the current first quarter, extending a practice initiated in the third quarter of 1995. In the year-earlier quarter, the Company reversed $2.0 million from the allowance for loan losses, which resulted in the aforementioned net gain of $1.1 million, or $0.05 per share.

Cash Earnings Analysis
(in thousands, except per share data)

                                                      For the Three Months Ended
                                                               March 31,
                                                       2000               1999
                                                     -------            --------
Net income                                           $ 7,594            $ 8,237
Additional contributions to stockholders' equity:
   Amortization and appreciation of
     stock-related benefit plans                         439                628
   Associated tax benefits                             1,413              1,693
   Amortization of goodwill                               --                 --
   Other                                                 695                715
                                                     -------            -------
Cash earnings                                        $10,141            $11,273
                                                     =======            =======

Cash earnings per share                                $0.57              $0.61
Diluted cash earnings per share                        $0.56              $0.59

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

The Company recorded interest income of $36.3 million in the first quarter of 2000, up $2.9 million from $33.4 million in the first quarter of 1999. The 8.7% increase was the net effect of a $152.2 million rise in the average balance of interest-earning assets to $1.8 billion and a two-basis point drop in the average yield to 7.89%.

Mortgage and other loans accounted for $33.1 million of interest income in the current first quarter, up 8.7% from $30.5 million in the first quarter of 1999. The $2.7 million increase was the net effect of a $144.0 million, or 9.7%, rise in the average balance to $1.6 billion and a seven-basis point drop in the average yield to 8.10%.

As anticipated, the average balance of mortgage and other loans was deflated by the sale of $211.6 million in multi-family mortgage loans to the FHLB-NY in December 1999; however, the sale of these loans also contributed to a linked-quarter increase in the average yield. Mortgage and other loans represented 88.9% of average interest-earning assets in the first quarter of 2000 (as compared to 88.4% in the year-earlier three-month period) and generated 91.3% of interest income (unchanged from the year-earlier percentage).

Securities contributed interest income of $3.0 million in the first quarter of 2000, up 31.6% from $2.3 million in the year-earlier three months. The $726,000 increase reflects a $42.7 million, or 27.8%, rise in the average balance to $196.0 million and an 18-basis point rise in the average yield to 6.17%. Securities represented 10.7% of total interest-earning assets in the current quarter and contributed 8.3% of interest income, up from 9.1% and 6.9%, respectively, in the year-earlier three months.

The significant interest income produced by these interest-earning assets was supplemented by the interest income produced by mortgage-backed securities and money market investments. Mortgage-backed securities held to maturity provided interest income of $62,000, down $269,000 from the year-earlier level, the net effect of a $15.3 million decline in the average balance to $3.5 million and a nine-basis point rise in the average yield to 7.13%. Money market investments produced interest income of $58,000, down $209,000, the net effect of a $19.2 million reduction in the average balance to $4.3 million and a 92-basis point rise in the average yield to 5.46%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded first quarter 2000 interest expense of $19.8 million, as compared to $16.8 million in the first quarter of 1999. The $3.0 million, or 18.0%, increase stemmed from a $185.0 million, or 12.1%, rise in the average balance of interest-bearing liabilities to $1.7 billion and a 19-basis point rise in the average cost to 4.64%.

FHLB advances accounted for the majority of the increase, contributing interest expense of $9.4 million in the current first quarter as compared to $5.7 million in the first quarter of 1999. The $3.7 million increase reflects both a $235.5 million rise in the average balance to $674.5 million and a 32-basis point rise in the average cost to 5.58%. FHLB advances thus represented 39.3% and 28.7%, respectively, of average interest-bearing liabilities in the current and prior first quarters, and accounted for 47.2% and 33.9%, respectively, of interest expense.

CDs produced interest expense of $8.1 million in the first quarter of 2000, down from $9.1 million in the year-earlier three months. The $1.0 million decline was the net effect of a $90.0 million, or 12.3%, reduction in the average balance and a two-basis point jump in the average cost to 5.07%. CDs thus represented 37.3% and 47.7%, respectively, of average interest-bearing liabilities in the current and prior first quarters, and contributed 40.7% and 54.2%, respectively, of interest expense.

Other funding (including NOW and money market accounts, savings accounts, mortgagors' escrow, and non-interest-bearing deposits) generated interest expense of $2.4 million in the current first quarter, as compared to $2.0 million in the first quarter of 1999. The $393,000 increase reflects a $46.4 million rise in the average balance to $443.4 million and a 14-basis point rise in the average cost to 2.16%. The higher average balance includes a $6.7 million increase in non-interest-bearing deposits, to $41.4 million from $34.8 million.

NOW and money market accounts generated interest expense of $785,000, up from $451,000 in the year-earlier three months. The $334,000 increase stemmed from a $36.8 million rise in the average balance to $105.8 million and a 34-basis point rise in the average cost to 2.99%.

Savings accounts produced first quarter 2000 interest expense of $1.6 million, as compared to $1.5 million in the first quarter of 1999. The $59,000 increase stemmed from a $4.6 million rise in the average balance to $275.4 million, coupled with a three-basis point uptick in the average cost to 2.34%.

The interest expense produced by mortgagors' escrow dropped to $7,000 from $8,000, the result of a $1.7 million decrease in the average balance to $20.9 million and a one-basis point drop in the average cost to 0.13%.

Net Interest Income Analysis
(dollars in thousands)

                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                          2000                                1999
                                                          ----                                ----
                                                                    Average                            Average
                                             Average                Yield/       Average                Yield/
                                             Balance     Interest    Cost        Balance     Interest    Cost
                                             -------     --------    ----        -------     --------    ----
Assets
   Interest-earning Assets:
      Mortgage and other loans, net        $ 1,635,542   $ 33,126    8.10%     $ 1,491,518   $ 30,475    8.17%
      Securities                               196,005      3,023    6.17          153,309      2,297    5.99
      Mortgage-backed securities                 3,478         62    7.13           18,809        331    7.04
      Money market investments                   4,271         58    5.46           23,502        267    4.54
                                           -----------   --------   -----      -----------   --------   -----
   Total interest-earning assets             1,839,296   $ 36,269    7.89%       1,687,138   $ 33,370    7.91%
   Non-interest-earning assets                  78,801                              44,830
                                           -----------                         -----------
   Total assets                            $ 1,918,097                         $ 1,731,968
                                           ===========                         ===========

Liabilities and Stockholders' Equity
   Interest-bearing Liabilities:
      NOW and money market accounts        $   105,754   $    785    2.99%     $    68,948   $    451    2.65%
      Savings accounts                         275,350      1,601    2.34          270,721      1,542    2.31
      Certificates of deposit                  641,041      8,076    5.07          731,088      9,104    5.05
      FHLB advances                            674,542      9,357    5.58          439,232      5,701    5.26
      Mortgagors' escrow                        20,906          7    0.13           22,635          8    0.14
                                           -----------   --------   -----      -----------   --------   -----
   Total interest-bearing liabilities        1,717,593   $ 19,826    4.64%       1,532,624   $ 16,806    4.45%
   Non-interest-bearing deposits                41,431                              34,772
   Other liabilities                            29,732                              26,749
                                           -----------                         -----------
   Total liabilities                         1,788,756                           1,594,145
   Stockholders' equity                        129,341                             137,823
                                           -----------                         -----------
   Total liabilities and stockholders'
       equity                              $ 1,918,097                         $ 1,731,968
                                           ===========                         ===========

   Net interest income/interest rate
       spread                                            $ 16,443    3.25%                   $ 16,564    3.46%
                                                         ========                            ========

   Net interest-earning assets/net
      interest margin                         $121,703               3.58%        $154,514               3.93%
                                           ===========                         ===========

   Ratio of interest-earning assets to
      interest-bearing liabilities                                   1.07x                               1.10x
                                                                    =====                               =====

Net Interest Income

Net interest income is the Company's primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors are influenced by the pricing and mix of the Company's interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee ("FOMC") of the Federal Reserve Board of Governors.

In the first quarter of 2000, the Company's net interest income totaled $16.4 million, down a modest $121,000 from the year-earlier level, despite the 125-basis point increase in short-term interest rates since June 1999. In addition to the rise in rates and the increased use of FHLB advances, the current level of net interest income reflects the sale of $211.6 million in multi-family mortgage loans to the FHLB-NY in the fourth quarter of 1999. While this transaction reduced the average balance of interest-earning assets and interest-bearing liabilities on a linked-quarter basis, it also contributed to a five-basis point rise in the Company's interest rate spread to 3.25% and a seven-basis point rise in net interest margin to 3.58%.

While it is currently management's expectation that the Company's interest rate spread and net interest margin will remain relatively stable through the remainder of 2000, these measures could be adversely impacted by a higher-than-anticipated increase in market interest rates.

Provision for Loan Losses

The provision for loan losses is based on management's periodic assessment of the adequacy of the loan loss allowance. This, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs, both current and historic; local economic conditions; the direction of real estate values; and current trends in regulatory supervision.

As noted in the discussion of asset quality on page 8 of this report, the Company's loan portfolio continued to deliver a strong performance in the first quarter of 2000. The Company recorded its 22nd consecutive quarter without any net charge-offs and continued to benefit from the fully performing status of its multi-family mortgage loans. Non-performing loans totaled $3.2 million, representing 0.19% of loans, net, at March 31, 2000, as compared to $5.6 million, or 0.37% of loans, net, at March 31, 1999.

Accordingly, the Company extended its practice of suspending the provision for loan losses in the first quarter of 2000, maintaining the allowance for loan losses at $7.0 million, or 220.48% of non-performing loans at quarter's end. In the year-earlier quarter, the Company reversed $2.0 million from the allowance for loan losses, resulting in a $1.1 million, or $0.05 per share, net benefit.

Absent a significant downturn in the economy or in the quality of the Company's assets, management anticipates that it will maintain the allowance for loan losses at the current level by suspending the provision for loan losses for the remainder of the year.

Other Operating Income

The Company has traditionally derived other operating income from service fees and fees charged on loans and depository accounts. In the fourth quarter of 1999, the Company invested $30.0 million in BOLI, which will provide other operating income of approximately $1.9 million over the course of 2000.

Accordingly, other operating income rose $481,000 to $1.1 million, the result of a $461,000 increase in other income to $610,000 and a $20,000 increase in fee income to $501,000.

The higher level of fee income partly reflects the addition of alternative investment products to the Bank's product mix. In the first quarter of 2000, the Bank initiated the sale of fixed annuities through its branch network; in the coming quarters, additional fee-generating products, including variable annuities and mutual funds, will be introduced.

Operating Expense

Operating expense consists of compensation and benefits, occupancy and equipment, general and administrative ("G&A"), and other expenses. The Company's ability to contain such expenses is one of its distinguishing characteristics, and is reflected in its ratio of operating expense to average assets and to the sum of net interest income and other operating income (the "efficiency ratio").

Included in compensation and benefits expense are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses"), which are added back to stockholders' equity at the end of the period.

The Company recorded operating expense of $5.6 million in the first quarter of 2000, up $52,000 from the level recorded in the first quarter of 1999. Reflecting a $188,000 reduction in plan-related expenses to $440,000, compensation and benefits expense declined to $3.5 million from $3.7 million in the year-earlier three months. The reduction in compensation and benefits expense was offset by a $126,000 increase in occupancy and equipment expense to $744,000, together with a $3,000 increase in G&A expense to $1.2 million and a $110,000 increase in other expense to $164,000. The higher level of occupancy and equipment expense in the first quarter of 2000 reflects the expansion of the branch network in the second half of 1999. The increase in other expense partially reflects costs associated with the addition of alternative investment products to the Bank's product mix, as such addition necessitated the training and licensing of certain Bank employees.

The Company's operating expense represented 1.18% of average assets in the current first quarter, an improvement from 1.29% in the first quarter of 1999. Similarly, the efficiency ratio improved to 32.12% from 32.49%. On the basis of cash earnings, the Company's ratio of operating expense to average assets improved to 1.08% from 1.15% over the twelve-month period, while the efficiency ratio rose to 29.61% from 28.84%.

The number of full-time equivalent employees at March 31, 2000 was 284.

Income Tax Expense

The Company recorded first quarter 2000 income tax expense of $4.3 million, down from $5.4 million in the year-earlier three months. In addition to a $1.7 million decrease in pre-tax income to $11.9 million, the $1.0 million reduction reflects a $280,000 decline in plan-related items to $1.4 million, and a decline in the effective tax rate to 36.3% from 39.5%. The lower effective tax rate reflects both the Company's fourth quarter 1999 investment in BOLI, and a decline in the market price of shares held in the Company's stock benefit plans.

Reflecting the ongoing benefit of the BOLI investment, it is currently expected that the effective tax rate will stabilize at approximately 37.0% in 2000.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 16 - 18 of the Company's 1999 Annual Report to Shareholders, filed on March 29, 2000. As of March 31, 2000, there was no material change in the Company's market risk profile since the 1999 Annual Report was filed.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On April 18, 2000 the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 15, 2000 to shareholders of record at the close of business on May 1, 2000.

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

** Incorporated by reference to the Exhibits filed with the Annual Report on SEC Form 10K for the fiscal year ended December 31, 1999, File No. 0-22278.

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

                                         Queens County Bancorp, Inc.
                                         ---------------------------
                                         (Registrant)


DATE: May 10, 2000                       BY: /s/ Joseph R. Ficalora
                                             -----------------------------------
                                             Joseph R. Ficalora
                                             Chairman, President, and
                                             Chief Executive Officer
                                             (Duly Authorized Officer)


DATE: May 10, 2000                       BY: /s/ Robert Wann
                                             -----------------------------------
                                             Robert Wann
                                             Senior Vice President,
                                             Comptroller, and
                                             Chief Financial Officer
                                             (Principal Financial Officer)