Form 10-Q
period 2000-06-30
QUEENS COUNTY BANCORP INC
filed 2000-08-03
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                         Commission File Number 0-22278

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                   20,686,910
                         -------------------------------
                         Number of shares outstanding at
                                 August 3, 2000

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        Three Months Ended June 30, 2000

INDEX                                                                   Page No.
                                                                        --------

Part I   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Condition as of June 30, 2000
        (unaudited) and December 31, 1999                                    1

        Consolidated Statements of Income and Comprehensive Income for
        the Three and Six Months Ended June 30, 2000 and 1999 (unaudited)    2

        Consolidated Statement of Changes in Stockholders' Equity
        for the Six Months Ended June 30, 2000 (unaudited)                   3

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and 1999 (unaudited)                             4

        Notes to Unaudited Consolidated Financial Statements                 5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        6

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                   22

Part II  OTHER INFORMATION

Item 1. Legal Proceedings                                                   23

Item 2. Changes in Securities                                               23

Item 3. Defaults Upon Senior Securities                                     23

Item 4. Submission of Matters to a Vote of Security Holders                 23

Item 5. Other Information                                                   24

Item 6. Exhibits and Reports on Form 8-K                                    24

Signatures                                                                  25

Exhibits                                                                    26

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                                 June 30,     December 31,
                                                                                   2000           1999
                                                                               (unaudited)
                                                                                 ----------    -----------
Assets
Cash and due from banks                                                          $   17,249    $   31,224
Money market investments                                                              6,000         6,000
Securities held to maturity (estimated market value of
     $187,781 and $180,181, respectively)                                           193,379       184,637
Mortgage-backed securities held to maturity (estimated market
     value of $2,071 and $2,135, respectively)                                        2,022         2,094
Securities available for sale                                                        12,482        12,806
Mortgage loans:
     1-4 family                                                                     141,779       152,644
     Multi-family                                                                 1,491,872     1,348,352
     Commercial real estate                                                         102,480        96,008
     Construction                                                                     6,395         4,793
                                                                                 ----------    ----------
Total mortgage loans                                                              1,742,526     1,601,797
Other loans                                                                           9,340         8,741
Less: Unearned loan fees                                                             (1,589)       (2,428)
      Allowance for loan losses                                                      (7,031)       (7,031)
                                                                                 ----------    ----------
Loans, net                                                                        1,743,246     1,601,079
Premises and equipment, net                                                           9,625        10,060
Deferred tax asset, net                                                               6,073         5,496
Other assets                                                                         57,557        53,439
                                                                                 ----------    ----------
Total assets                                                                     $2,047,633    $1,906,835
                                                                                 ==========    ==========

Liabilities and Stockholders' Equity
Deposits:
     NOW and money market accounts                                               $  105,265    $  103,422
     Savings accounts                                                               281,221       274,501
     Certificates of deposit                                                        608,987       658,238
     Non-interest-bearing accounts                                                   44,284        39,857
                                                                                 ----------    ----------
Total deposits                                                                    1,039,757     1,076,018
                                                                                 ----------    ----------
Official checks outstanding                                                          35,695        31,189
FHLB advances                                                                       801,315       636,378
Mortgagors' escrow                                                                   18,238        10,288
Other liabilities                                                                    17,896        15,821
                                                                                 ----------    ----------
Total liabilities                                                                 1,912,901     1,769,694
                                                                                 ----------    ----------
Stockholders' equity:
     Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)             --            --
     Common stock at par $0.01 (60,000,000 shares authorized;
        30,970,693 shares issued; 20,769,910 and 21,010,127 shares
        outstanding at June 30, 2000 and December 31, 1999, respectively)               310           310
     Paid-in capital in excess of par                                               150,966       147,607
     Retained earnings (substantially restricted)                                   149,403       150,545
     Less: Treasury stock (10,200,783 and 9,960,566 shares, respectively)          (149,865)     (145,122)
           Unallocated common stock held by ESOP                                    (12,202)      (12,388)
           Common stock held by SERP                                                 (3,770)       (3,770)
           Unearned common stock held by RRPs                                           (41)          (41)
     Accumulated other comprehensive loss, net of tax effect                            (69)           --
                                                                                 ----------    ----------
Total stockholders' equity                                                          134,732       137,141
                                                                                 ----------    ----------
Total liabilities and stockholders' equity                                       $2,047,633    $1,906,835
                                                                                 ==========    ==========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                           For the                   For the
                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                     -------------------       ---------------------
                                                       2000        1999         2000          1999
                                                     -------      -------      -------       -------
Interest Income:
     Mortgage and other loans                        $34,604      $32,014      $67,729       $62,488
     Securities                                        3,327        2,302        6,350         4,599
     Mortgage-backed securities                           60          300          122           631
     Money market investments                             71           66          129           333
                                                     -------      -------      -------       -------
Total interest income                                 38,062       34,682       74,330        68,051
                                                     -------      -------      -------       -------

Interest Expense:
     NOW and money market accounts                       855          448        1,640           899
     Savings accounts                                  1,594        1,588        3,195         3,129
     Certificates of deposit                           7,975        8,776       16,051        17,880
     FHLB advances                                    11,312        6,373       20,669        12,074
     Mortgagors' escrow                                    7            7           13            15
                                                     -------      -------      -------       -------
Total interest expense                                21,743       17,192       41,568        33,997
                                                     -------      -------      -------       -------
          Net interest income                         16,319       17,490       32,762        34,054
Reversal of provision for loan losses                     --           --           --        (2,000)
                                                     -------      -------      -------       -------
          Net interest income after reversal of
            provision for loan losses                 16,319       17,490       32,762        36,054
                                                     -------      -------      -------       -------

Other Operating Income:
     Fee income                                          490          452          991           933
     Other                                               759           61        1,369           210
                                                     -------      -------      -------       -------
Total other operating income                           1,249          513        2,360         1,143
                                                     -------      -------      -------       -------

Operating Expense:
     Compensation and benefits                         3,430        3,915        6,919         7,590
     Occupancy and equipment                             681          553        1,424         1,171
     General and administrative                        1,222        1,215        2,463         2,454
     Other                                               187          157          352           211
                                                     -------      -------      -------       -------
Total operating expense                                5,520        5,840       11,158        11,426
                                                     -------      -------      -------       -------

Income before income taxes                            12,048       12,163       23,964        25,771
Income tax expense                                     4,278        4,714        8,600        10,085
                                                     -------      -------      -------       -------
          Net income                                 $ 7,770      $ 7,449      $15,364       $15,686
                                                     -------      -------      -------       -------
Comprehensive income, net of tax:
     Unrealized gain (loss) on securities                431          418          (69)          147
                                                     -------      -------      -------       -------
          Comprehensive income                       $ 8,201      $ 7,867      $15,295       $15,833
                                                     =======      =======      =======       =======

          Earnings per share                           $0.44        $0.40        $0.87         $0.84
          Diluted earnings per share                   $0.44        $0.39        $0.86         $0.82

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Six Months Ended
                                                                  June 30, 2000
(in thousands)                                                     (unaudited)
--------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
     Balance at beginning of year                                   $     310
     Shares issued                                                         --
                                                                    ---------
Balance at end of period                                                  310
                                                                    ---------

Paid-in Capital in Excess of Par:
     Balance at beginning of year                                     147,607
     Tax benefit effect on stock plans                                  2,705
     Allocation of ESOP stock                                             654
                                                                    ---------
Balance at end of period                                              150,966
                                                                    ---------

Retained Earnings:
     Balance at beginning of year                                     150,545
     Net income                                                        15,364
     Dividends paid on common stock                                    (9,031)
     Exercise of stock options (356,945 shares)                        (7,475)
                                                                    ---------
Balance at end of period                                              149,403
                                                                    ---------

Treasury Stock:
     Balance at beginning of year                                    (145,122)
     Purchase of common stock (597,162 shares)                        (12,663)
     Exercise of stock options (356,945 shares)                         7,920
                                                                    ---------
Balance at end of period                                             (149,865)
                                                                    ---------

Employee Stock Ownership Plan:
     Balance at beginning of year                                     (12,388)
     Allocation of ESOP stock                                             186
                                                                    ---------
Balance at end of period                                              (12,202)
                                                                    ---------
SERP Plan:
     Balance at beginning of year                                      (3,770)
     Common stock acquired by SERP                                         --
                                                                    ---------
Balance at end of period                                               (3,770)
                                                                    ---------

Recognition and Retention Plans:
     Balance at beginning of year                                         (41)
     Earned portion of RRPs                                                --
                                                                    ---------
Balance at end of period                                                  (41)
                                                                    ---------

Accumulated Comprehensive Loss, Net of Tax:
     Balance at beginning of year                                          --
     Net unrealized depreciation in securities, net of tax                (69)
                                                                    ---------
Balance at end of year                                                    (69)
                                                                    ---------

Total stockholders' equity                                          $ 134,732
                                                                    =========

See accompanying notes to financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                    2000            1999
(in thousands)                                                                          (unaudited)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                                      $  15,364       $  15,686
  Adjustments to reconcile net income to net cash used in
     operating activities:
         Depreciation and amortization                                                  512             441
         Reversal of provision for loan losses                                           --          (2,000)
         (Accretion) amortization of premiums, net                                       (2)              2
         Amortization of net deferred loan origination fees                             839             797
         Net gain on redemption of securities and mortgage-backed securities             --             (17)
         Net gain on sale of foreclosed real estate                                    (101)           (116)
         Tax benefit effect on stock plans                                            2,705           3,592
         Earned portion of RRPs                                                          --              22
         Earned portion of ESOP                                                         840           1,303
  Changes in assets and liabilities:
         (Increase) decrease in deferred income taxes                                  (577)            639
         Increase in other assets                                                    (4,118)         (1,775)
         Increase in official checks outstanding                                      4,506           1,961
         Increase (decrease) in other liabilities                                     2,075            (823)
                                                                                  ---------       ---------
Total adjustments                                                                     6,679           4,026
                                                                                  ---------       ---------
Net cash provided by operating activities                                            22,043          19,712
                                                                                  ---------       ---------

Cash Flows from Investing Activities:
  Proceeds from maturity of securities and mortgage-backed securities                   270          18,502
  Purchase of securities held to maturity                                            (8,739)        (16,550)
  Net increase in loans                                                            (143,317)       (156,450)
  Proceeds from sale of loans and foreclosed real estate                                468           3,131
  Purchase of premises and equipment, net                                               (77)            (55)
                                                                                  ---------       ---------
Net cash used in investing activities                                              (151,395)       (151,422)
                                                                                  ---------       ---------

Cash Flows from Financing Activities:
  Net increase in mortgagors' escrow                                                  7,950           8,390
  Net (decrease) increase in deposits                                               (36,261)          3,416
  Net increase in FHLB advances                                                     164,937         119,976
  Cash dividends paid and options exercised, net                                    (16,506)        (32,996)
  Purchase of Treasury stock, net of stock options exercised                         (4,743)          7,442
                                                                                  ---------       ---------
Net cash provided by financing activities                                           115,377         106,228
                                                                                  ---------       ---------
Net decrease in cash and cash equivalents                                           (13,975)        (25,482)
Cash and cash equivalents at beginning of period                                     37,224          46,561
                                                                                  ---------       ---------
Cash and cash equivalents at end of period                                        $  23,249       $  21,079
                                                                                  =========       =========
Supplemental information:
  Cash paid for:
       Interest                                                                     $41,576         $33,979
       Income taxes                                                                   9,009           8,866
Transfers to foreclosed real estate from loans                                           --             519
Transfers to real estate held for investment from foreclosed real estate                 --             425

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

The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

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

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Queens County Bancorp, Inc. (the "Company") is the holding company for Queens County Savings Bank (the "Bank"), the first savings bank chartered by the State of New York in the New York City Borough of Queens. The primary business of the Bank is gathering deposits from its customers in Queens and Nassau Counties and investing these funds in the origination of multi-family mortgage loans throughout metropolitan New York.

On June 27, 2000, the Company announced that it had signed a definitive merger agreement to acquire Haven Bancorp, Inc., the $2.9 billion holding company for CFS Bank. The combined entity, to be named New York Community Bancorp, Inc. and traded on Nasdaq under the symbol "NYCB," will have assets of approximately $5.0 billion and deposits of approximately $3.2 billion prior to a planned restructuring. Upon completion of the merger, the pro forma company will have a network of 19 traditional branch offices and three customer service centers serving Queens and Nassau Counties, and 62 supermarket branches extending throughout the metropolitan New York area.

Following the merger, it is management's intent to restructure the balance sheet with the sale of approximately $1.0 billion in mortgage loans and securities; the proceeds will be used to reduce the balance of Federal Home Loan Bank ("FHLB") advances. In addition, management anticipates selling 15 of the supermarket branches that are located in New Jersey and Connecticut.

The transaction, valued at approximately $196.0 million, will be accounted for using the purchase method of accounting, and is expected to close in the fourth quarter of 2000, subject to shareholder and regulatory approval. A Special Meeting of Shareholders has been tentatively scheduled for September 26, 2000.

Earlier in the second quarter of 2000, the Company negotiated a transaction calling for the sale of its executive office building at 38-25 Main Street in Flushing to the developer who previously contracted to acquire the adjacent parking lot. The Company will realize a pre-tax gain of approximately $14.0 million from the combined sale of these properties in the fourth quarter of 2000. Upon completion of the merger with Haven Bancorp, New York Community Bancorp, the successor organization, will be headquartered in Westbury, New York, at Haven Bancorp's current executive offices.

The Company, meantime, generated second quarter 2000 earnings of $7.8 million, representing a 12.8% year-over-year increase in diluted earnings per share to $0.44. Despite the pressure of rising rates, the Company originated mortgage loans of $115.4 million and entered the third quarter with a pipeline of $206.0 million.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Company's second quarter 2000 performance and its pending acquisition of Haven Bancorp are discussed throughout the following pages. Such discussion occasionally includes forward-looking statements with regard to the Company's prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

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

In addition, the following factors, among others, could cause the actual results of the merger with Haven Bancorp to differ materially from the expectations stated in this filing: the ability of the companies to obtain the required shareholder or regulatory approvals of the merger; the ability of the companies to consummate the merger; the ability to successfully integrate the companies following the merger; a materially adverse change in the financial condition of either company; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis.

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed upon them.

Financial Condition

Balance Sheet Summary

At June 30, 2000, the Company recorded total assets of $2.0 billion, up $140.8 million, or 7.4%, from $1.9 billion at December 31, 1999. Mortgage loans rose $140.7 million, or 8.8%, to $1.7 billion, representing 85.1% of total assets, after year-to-date originations of $257.8 million. Multi-family mortgage loans represented $1.5 billion oF mortgage loans outstanding, up $143.5 million, or 10.6%, from the year-end 1999 amount. Included in the $1.5 billion balance were year-to-date originations of $238.9 million. Entering the third quarter of 2000, the Company had a pipeline of $206.0 million, primarily consisting of multi-family mortgage loans.

Loan growth was also fueled by a $6.5 million rise in the balance of commercial real estate loans to $102.5 million and a $1.6 million rise in construction loans to $6.4 million, offsetting a $10.9 million decline in one-to-four family mortgage loans to $141.8 million.

The quality of the Company's loans continued to be exemplary. In addition to extending its record to 23 consecutive quarters without any net charge-offs, the Company recorded non-performing loans of $3.0 million, representing 0.17% of loans, net, at June 30, 2000. As the Company had no foreclosed real estate at quarter's end, total non-performing assets equaled $3.0 million, representing 0.15% of total assets at the corresponding date.

In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $7.0 million, representing 235.46% of non-performing loans and 0.40% of loans, net.

Asset growth was further driven by an $8.7 million rise in securities held to maturity to $193.4 million, and by a $599,000 rise in other loans to $9.3 million. These increases served to offset a $324,000 decline in securities available for sale to $12.5 million and a $72,000 drop in mortgage-backed securities held to maturity to $2.0 million. Money market investments held steady at $6.0 million.

Deposits totaled $1.0 billion at June 30, 2000, down $36.3 million from the level recorded at December 31, 1999. The decrease was the net effect of a $13.0 million rise in core deposits to $430.8 million and a $49.3 million reduction in the balance of CDs to $609.0 million. Additional funding stemmed from the Company's FHLB advances, which totaled $801.3 million at the end of the second quarter, as compared to $636.4 million at year-end 1999.

Stockholders' equity totaled $134.7 million at the close of the second quarter, representing 6.58% of total assets and a book value of $7.47 per share, based on 18,034,733 shares. The Company distributed dividends of $9.0 million in the first six months of 2000 and allocated $12.7 million toward the repurchase of 597,162 Company shares. The Board of Directors authorized the repurchase of 500,000 shares on April 11, 2000; at June 30, 265,906 shares remained available. In addition, the Company will repurchase up to 20% of the shares to be issued in the transaction with Haven Bancorp.

The Company's capital ratios continued to exceed the minimum levels required by the FDIC. In addition, the Bank recorded a leverage capital ratio of 7.09%, a Tier 1 risk-based capital ratio of 10.65%, and a total risk-based capital ratio of 11.18%, at June 30, 2000, reflecting the transfer of $57.8 million in capital from the Bank to the Company in the first six months of the year.

Loans

The Company recorded total mortgage loans of $1.7 billion at June 30, 2000, up $140.7 million from the balance recorded at December 31, 1999. The 8.8% increase was largely driven by multi-family mortgage loan production: of the $257.8 million in loans produced in the first six months of 2000, $238.9 million, or 92.7%, were categorized as multi-family mortgage loans. The second quarter accounted for $115.4 million of year-to-date mortgage loan production, including $107.0 million in multi-family mortgage loans. Multi-family mortgage loans represented $1.5 billion, or 85.6%, of mortgage loans outstanding at the close of the second quarter, up $143.5 million, or 10.6%, from the year-end 1999 amount. The average multi-family loan had a principal balance of $1.4 million and a loan-to-value ratio of 56.2%.

Loan growth was also fueled by a $6.5 million rise in the balance of commercial real estate loans to $102.5 million, after originations of $11.0 million, and a $1.6 million rise in construction loans to $6.4 million, after originations of $3.8 million. Included in the year-to-date production were second quarter commercial real estate loan originations of $3.7 million and second quarter construction loan originations of $2.6 million. The balance of one-to-four family mortgage loans, meanwhile, declined $10.9 million to $141.8 million, after year-to-date originations of $4.2 million, including $2.1 million in the second quarter of the year. The Company's commercial real estate loans had an average principal balance of $709,300 at June 30, 2000, with an average loan-to-value ratio of 47.4%. The average principal balance of one-to-four family mortgage loans was $67,400, with an average loan-to-value ratio of 40.1%.

Other loans totaled $9.3 million at the close of the second quarter, up $599,000 from $8.7 million at year-end 1999.

Notwithstanding the challenge of a rising rate environment, the Company had a pipeline of $206.0 million entering the third quarter of 2000.

Asset Quality

The Company's long-standing record of asset quality was reinforced by its performance in the second quarter of 2000. At June 30, non-performing loans declined $203,000 to $3.0 million (representing 0.17% of loans, net) from $3.2 million (representing 0.19%) at the end of the trailing quarter and declined $122,000 from $3.2 million (representing 0.19%) at December 31, 1999. Included in non-performing loans at June 30, 2000 were 24 non-accrual loans totaling $2.7 million and 11 loans 90 days or more delinquent totaling $287,000, all of which were secured by one-to-four family homes.

The Company had no foreclosed real estate at June 30 or March 31, 2000, reflecting the sale of a foreclosed property in the first quarter. At December 31, 1999, foreclosed real estate totaled $66,000. As a result, non-performing assets totaled $3.0 million, representing 0.15% of total assets, at June 30, 2000, down from $3.2 million (representing 0.16%) at the end of the trailing quarter and down from $3.2 million (representing 0.17%) at year-end 1999.

In addition, the second quarter of 2000 was the Company's 23rd consecutive quarter without any net charge-offs being recorded. Reflecting the quality of the loan portfolio, the provision for loan losses was suspended for the 20th consecutive quarter, thus maintaining the allowance for loan losses at $7.0 million. In addition to representing 235.46% of non-performing loans and 0.40% of loans, net, at June 30, 2000, the $7.0 million represented 493.06% of accumulated net charge-offs since 1987. In the year-earlier six-month period, the Company reversed $2.0 million from the allowance for loan losses, resulting in a $1.1 million, or $0.06 per share, net gain.

From time to time, properties that are classified as "foreclosed real estate" are profitably rented by the Company. When this occurs, such properties are reclassified as "real estate held for investment" and included in "other assets" on the balance sheet. In the second quarter of 2000, the Company sold three pieces of real estate held for investment, reducing the number of such properties to 13 at June 30. The 13 properties totaled $1.3 million and yielded an average rate of return of 8.86%.

Asset Quality Analysis

                                                 At or For the    At or For the
                                               Six Months Ended    Year Ended
                                                    June 30,       December 31,
                                                      2000             1999
(dollars in thousands)                            (unaudited)
--------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                       $7,031          $9,431
Reversal of provision for loan losses                    --          (2,400)
                                                     ------          ------
Balance at end of period                             $7,031          $7,031
                                                     ======          ======

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                        $2,699          $2,886
Loans 90 days or more delinquent                        287             222
                                                     ------          ------
Total non-performing loans                           $2,986           3,108
Foreclosed real estate                                   --              66
                                                     ------          ------
Total non-performing assets                          $2,986          $3,174
                                                     ======          ======
Ratios:
Non-performing loans to loans, net                     0.17%           0.19%
Non-performing assets to total assets                  0.15            0.17
Allowance for loan losses to non-performing loans    235.46          226.22
Allowance for loan losses to loans, net                0.40            0.44
Allowance for loan losses to accumulated net
     charge-offs since 1987                          493.06          493.06

Securities and Money Market Investments

While mortgage loan production remains the Company's primary focus, its asset mix is enriched by a portfolio of short-term securities held to maturity and securities available for sale. At June 30, 2000, the balance of securities held to maturity totaled $193.4 million, up $8.7 million from the $184.6 million balance at December 31, 1999. The portfolio of securities available for sale declined $324,000 to $12.5 million, while money market investments, consisting entirely of Federal funds sold, held steady at $6.0 million.

The Company's securities held to maturity consist primarily of U.S. Government and Agency obligations, and FHLB stock. At June 30, 2000, U.S. Government and Agency obligations represented $140.3 million of the total, consistent with the year-end 1999 total, with FHLB stock representing $40.8 million, equal to the year-end 1999 amount. At June 30, 2000 and December 31, 1999, the market values of securities held to maturity were, respectively, $187.8 million and $180.2 million, equivalent to 97.1% and 97.6% of carrying value at the respective dates.

Mortgage-backed Securities Held to Maturity

Reflecting prepayments and the absence of any new investments in such assets, the portfolio of mortgage-backed securities declined $72,000 to $2.0 million at June 30, 2000 from $2.1 million at December 31, 1999. The market value of the portfolio was $2.1 million, or 102.4% of carrying value, at the close of the current quarter, as compared to $2.1 million, or 102.0% of carrying value, at year-end. The Company classifies all mortgage-backed securities as held to maturity; at June 30, 2000, the average maturity of the portfolio was 2.5 years.

Sources of Funds

Funding for the Company's mortgage loan production stems primarily from deposits and from its line of credit with the FHLB-NY. Additional funding stems from interest and principal payments on loans and the interest on, and maturity of, securities.

The Company recorded deposits of $1.0 billion at June 30, 2000, down $36.3 million from the balance recorded at December 31, 1999. Core deposits represented 41.4% of the June 30 total, having risen to $430.8 million from $417.8 million, or 38.8% of total deposits, at year-end. The increase stemmed from a $1.8 million rise in NOW and money market accounts to $105.3 million, a $6.7 million rise in savings accounts to $281.2 million, and a $4.4 million rise in the balance of non-interest-bearing accounts to $44.3 million. The combined $13.0 million increase in core deposits served to temper a $49.3 million decline in CDs to $609.0 million, representing 58.6% of total deposits, from $658.2 million, or 61.2% of the year-end 1999 amount.

To supplement the funding provided by deposits, the Company uses FHLB advances to fund loan demand. At June 30, 2000, FHLB advances totaled $801.3 million, up $164.9 million since December 31, 1999.

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

The relative sensitivity of assets and liabilities is particularly important, as the Bank's core deposits are not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled, and generally exhibit less sensitivity to changes in interest rates than adjustable rate assets, which feature yields based on external indices. It is management's objective to maintain a stable level of net interest income under a range of probable rate scenarios. In order to accomplish this objective, management has emphasized the origination of adjustable rate mortgage loans on multi-family buildings and commercial real estate properties, and has generally limited its other investments to short-term securities. On the liability side of the balance sheet, management closely monitors the pricing of its depository products and has profitably utilized its FHLB line of credit to generate interest-earning asset growth.

The sale of $211.6 million in multi-family mortgage loans to the FHLB-NY in the fourth quarter of 1999 was partly designed to bolster net interest income in the current rising rate environment, by facilitating the origination of mortgage loans at higher yields. At June 30, 2000, the Company's exposure to interest rate risk was comparable to that discussed in the 1999 Annual Report to Shareholders, despite the 100-basis point rise in market interest rates in the first six months of this year.

It is anticipated that the acquisition of Haven Bancorp, with a significant concentration of core deposits, will enhance the Company's position with regard to interest rate risk.

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

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In the first six months of 2000, the net cash used in investing activities totaled $151.4 million, essentially reflecting a $143.3 million net increase in loans after six-month originations of $257.8 million. The Company's investing activities were funded by cash flows generated by its financing and operating activities. In the first half of 2000, the net cash provided by financing activities totaled $115.4 million, primarily reflecting a $164.9 million net increase in FHLB advances. Simultaneously, the net cash provided by operating activities totaled $22.0 million.

The Company monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. The Company's most liquid assets are cash and due from banks and money market investments, which collectively totaled $23.2 million at June 30, 2000 and $37.2 million at December 31, 1999. The Company also had securities available for sale of $12.5 million and $12.8 million at the corresponding dates. Additional liquidity is available through the Bank's FHLB line of credit and an additional $10.0 million line of credit with a money center bank.

The Company had loans totaling $206.0 million in the pipeline early in the third quarter, which management anticipates having the ability to fund. In addition, CDs due to mature in one year or less from June 30, 2000 totaled $507.6 million; based on its historic and current retention rate, as well as current pricing, management believes that a significant portion of such deposits will remain with the Bank.

Capital Position

Supported by cash earnings of $20.3 million in the first six months of 2000, the Company's stockholders' equity totaled $134.7 million at the close of the second quarter, representing 6.58% of total assets and a book value of $7.47 per share, based on 18,034,733 shares. By comparison, stockholders' equity totaled $137.1 million at December 31, 1999, representing 7.19% of total assets and a book value of $7.52, based on 18,233,153 shares.

In addition to distributing cash dividends of $9.0 million in the current six-month period, the Company allocated $12.7 million toward the repurchase of 597,162 Company shares, including 251,138 in the second quarter. At June 30, 2000, the number of shares available for repurchase under the Board of Director's April 11, 2000 authorization was 265,906.

As previously indicated, the Company's acquisition of Haven Bancorp will be accounted for using the purchase method of accounting. Accordingly, the Company has indicated that it will repurchase up to 20% of the shares to be issued in the transaction, above and beyond the shares already authorized for repurchase by the Board.

The capital position of Queens County Savings Bank is similarly solid, as reflected in the excess of its regulatory capital ratios over the minimum levels required by the FDIC. At June 30, 2000, the Company's leverage capital totaled $141.1 million, or 7.09% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $141.1 million and $148.5 million, or 10.65% and 11.18% of risk-weighted assets, respectively. By comparison, the minimum Federal requirements for leverage, Tier 1, and total risk-based capital are 3.00%, 4.00%, and 8.00%, respectively. The Bank's regulatory capital levels and ratios reflect the transfer of $57.8 million in capital from the Bank to the Company during the first six months of 2000.

Regulatory Capital Analysis (Bank Only)

                                                         At June 30, 2000
                                                         ----------------

                                                                        Risk-Based Capital
                                                                        ------------------
                                 Leverage Capital               Tier 1                      Total
                                 ----------------               ------                      -----
(dollars in thousands)          Amount       Ratio       Amount        Ratio        Amount          Ratio
                               --------      ----       --------       -----       --------         -----
Total savings bank equity      $141,053      7.09%      $141,053       10.65%      $148,084         11.18%
Regulatory capital
     requirement                 59,717      3.00         52,992        4.00        105,983          8.00
                               --------      ----       --------        ----       --------          ----
Excess                         $ 81,336      4.09%      $ 88,061        6.65%      $ 42,101          3.18%
                               ========      ====       ========        ====       ========          ====

Comparison of the Three Months Ended June 30, 2000 and 1999

Earnings Summary

The Company recorded earnings of $7.8 million for the three months ended June 30, 2000, up from $7.4 million for the three months ended June 30, 1999. On a diluted per share basis, the Company's second quarter 2000 earnings rose 12.8% to $0.44 in the current second quarter from $0.39 in the year-earlier three months. The Company's second quarter 2000 earnings provided a 1.56% return on average assets ("ROA") and a 24.07% return on average stockholders' equity ("ROE").

Cash earnings for the three months ended June 30, 2000 totaled $10.2 million, or $0.57 per diluted share, providing a cash ROA and ROE of 2.04% and 31.47%, respectively. The $10.2 million contributed 30.7% more to stockholders' equity at June 30, 2000 than its GAAP earnings alone.

The Company's second quarter 2000 earnings were fueled by a substantial increase in other operating income, and further supported by solid reductions in both operating and income tax expense. Other operating income more than doubled to $1.2 million from $513,000 in the year-earlier quarter, primarily reflecting other income stemming from the Company's fourth quarter 1999 investment in Bank-owned Life Insurance ("BOLI"). Operating expense fell $320,000 to $5.5 million, driven by a $485,000 reduction in compensation and benefits expense to $3.4 million. Income tax expense declined $436,000 to $4.3 million, reflecting the benefit of the BOLI investment, which contributed to a reduction in the effective tax rate to 35.5%.

This combination of factors served to offset a decline in net interest income to $16.3 million, the net effect of a $3.4 million increase in interest income and a $4.6 million increase in interest expense. The rise in interest income stemmed from a $161.6 million increase in the average balance of interest-earning assets to $1.9 billion and a four-basis point increase in the average yield to 7.97%. The rise in interest expense stemmed from a $201.8 million increase in the average balance of interest-bearing liabilities to $1.8 billion and a 53-basis point increase in the average cost of funds to 4.86%. While the year-over-year decline in net interest income amounted to $1.2 million, the trailing-quarter decrease was a more modest $124,000. Despite the pressure of rising market interest rates and the Company's use of FHLB advances, the Company's interest rate spread and net interest margin were 3.11% and 3.42%.

The provision for loan losses was suspended for the 20th consecutive quarter, extending a practice initiated in the third quarter of 1995.

Cash Earnings Analysis
(in thousands, except per share data)

                                                                   For the
                                                             Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2000        1999
                                                            -------      -------
Net income                                                  $ 7,770      $ 7,449

Additional contributions to stockholders' equity:
     Amortization and appreciation of
           stock-related benefit plans                          402          695
     Associated tax benefits                                  1,293        1,899
     Amortization of goodwill                                    --           --
     Other                                                      694          715
                                                            -------      -------
Cash earnings                                               $10,159      $10,758
                                                            =======      =======

Cash earnings per share                                       $0.58        $0.58
Diluted cash earnings per share                               $0.57        $0.56

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

The Company recorded interest income of $38.1 million in the second quarter of 2000, up $3.4 million from $34.7 million in the second quarter of 1999. The 9.8% increase reflects a $161.6 million, or 9.2%, rise in the average balance of interest-earning assets to $1.9 billion and a four-basis point rise in the average yield to 7.97%.

Mortgage and other loans contributed $34.6 million to total interest income in the current second quarter, up 8.1% from $32.0 million in the year-earlier three months. The $2.6 million increase was the net effect of a $132.2 million rise in the average balance of loans to $1.7 billion and a two-basis point decline in the average yield to 8.12%. Loans represented 89.3% of average interest-earning assets in the current second quarter, and generated 90.9% of total interest income. In the second quarter of 1999, the respective percentages were 90.0% and 92.3%.

Securities contributed $3.3 million to total interest income in the current second quarter, up from $2.3 million in the year-earlier three months. The 29.2% increase stemmed from a $44.5 million rise in the average balance to $196.9 million and a 72-basis point rise in the average yield to 6.76%. Securities represented 10.3% of average interest-earning assets in the second quarter of 2000, and generated 8.7% of total interest income. By comparison, securities represented 8.7% of second quarter 1999 average interest-earning assets and contributed 6.6% of total interest income in said period.

Money market investments generated interest income of $71,000 in the second quarter of 2000, up $5,000 from the year-earlier amount. The increase was the net effect of a $975,000 reduction in the average balance to $4.8 million and a 135-basis point rise in the average yield to 5.94%.

The growth in interest income derived from the aforementioned interest-earning assets was only slightly tempered by a $240,000 decline in the interest income stemming from mortgage-backed securities held to maturity. Mortgage-backed securities held to maturity generated interest income of $60,000 in the current second quarter, the net effect of a $14.1 million decline in the average balance to $3.3 million, and a 38-basis point increase in the average yield to 7.30%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded interest expense of $21.7 million in the second quarter of 2000, up $4.5 million from $17.2 million in the second quarter of 1999. The increase reflects a $201.8 million, or 12.7%, rise in the average balance of interest-bearing liabilities to $1.8 billion and a 53-basis point rise in the average cost of funds to 4.86%.

FHLB advances accounted for $11.3 million, or 52.0%, of total interest expense in the current second quarter, up from $6.4 million, or 37.1%, the year-earlier amount. The $4.9 million increase stemmed from a $267.7 million rise in the average balance to $755.9 million and a 76-basis point rise in the average cost to 6.0%. It is management's intent to reduce the balance of FHLB advances upon completion of its acquisition of Haven Bancorp, which is expected to take place in the fourth quarter of the year. The Company anticipates restructuring the combined balance sheet with the sale of approximately $1.0 billion in mortgage loans and securities; the proceeds of this sale will be utilized to reduce the balance of these higher-cost funds.

CDs produced interest expense of $8.0 million, down $801,000 from $8.8 million in the second quarter of 1999. The reduction was the net effect of a $109.0 million decline in the average balance to $616.2 million and a 34-basis point rise in the average cost to 5.19%. CDs represented 34.4% of average interest-bearing liabilities in the current second quarter, and generated 36.7% of total interest expense. In contrast, CDs represented 45.6% of average interest-bearing liabilities in the year-earlier quarter, and generated 51.0% of total interest expense.

Core deposits (including NOW and money market accounts, savings accounts, non-interest-bearing deposits, and mortgagors' escrow) generated interest expense of $2.5 million in the second quarter of 2000, up $413,000 from $2.0 million in the second quarter of 1999. The increase reflects a $50.8 million rise in the average balance to $466.2 million and a 14-basis point rise in the average cost to 2.11%. Included in the higher average balance of core deposits were $45.1 million in non-interest-bearing deposits, up $7.7 million from the year-earlier amount.

The interest expense derived from savings accounts totaled $1.6 million, up $6,000 from the second quarter 1999 amount. The slight increase was the net effect of a $2.6 million rise in the average balance and a one-basis point drop in the average cost to 2.29%.

NOW and money market accounts generated interest expense of $855,000, a $407,000 increase, the result of a $40.9 million rise in the average balance to $108.9 million and a 51-basis point rise in the average cost to 3.15%.

The interest expense stemming from mortgagors' escrow accounts held steady at $7,000, reflecting a $395,000 decrease in the average balance to $33.1 million and an average cost of 0.08%, consistent with the year-earlier cost.

Net Interest Income Analysis
(dollars in thousands)

                                                                            Three Months Ended June 30,
                                                                            ---------------------------

                                                                  2000                                       1999
                                                                  ----                                       ----
                                                                               Average                                    Average
                                                    Average                     Yield/       Average                       Yield/
                                                    Balance      Interest        Cost        Balance        Interest        Cost
                                                    -------      --------      -------       -------        --------      -------
Assets:
   Interest-earnings assets:
      Mortgage and other loans, net                $1,704,939      $34,604       8.12%      $1,572,785       $32,014        8.14%
      Securities                                      196,943        3,327       6.76          152,490         2,302        6.04
      Mortgage-backed securities                        3,288           60       7.30           17,353           300        6.92
      Money market investments                          4,782           71       5.94            5,757            66        4.59
                                                   ----------      -------       ----       ----------       -------        ----
   Total interest-earning assets                   $1,909,952      $38,062       7.97%      $1,748,385       $34,682        7.93%
   Non-interest-earning assets                         81,545                                   45,661
                                                   ----------                               ----------
   Total assets                                    $1,991,497                               $1,794,046
                                                   ==========                               ==========

Liabilities and Stockholders' Equity:

   Interest-bearing liabilities:
     NOW and money market accounts                 $  108,896      $   855       3.15%      $   68,044       $   448        2.64%
     Savings accounts                                 279,100        1,594       2.29          276,470         1,588        2.30
     Certificates of deposit                          616,185        7,975       5.19          725,175         8,776        4.85
     FHLB advances                                    755,930       11,312       6.00          488,257         6,373        5.24
     Mortgagors' escrow                                33,070            7       0.08           33,465             7        0.08
                                                   ----------      -------       ----       ----------       -------        ----
   Total interest-bearing liabilities              $1,793,181      $21,743       4.86%      $1,591,411       $17,192        4.33%
   Non-interest-bearing deposits                       45,113                                   37,390
   Other liabilities                                   24,062                                   28,702
                                                   ----------                               ----------
   Total liabilities                                1,862,356                                1,657,503
   Stockholders' equity                               129,141                                  136,543
                                                   ----------                               ----------
   Total liabilities and stockholders' equity      $1,991,497                               $1,794,046
                                                   ==========                               ==========

   Net interest income/interest rate spread                        $16,319        3.11%                      $17,490         3.60%
                                                                   =======        ====                       =======         ====
   Net interest-earning assets/net interest
        margin                                       $116,771                     3.42%       $156,974                       4.00%
                                                     ========                     ====        ========                       ====
   Ratio of interest-earning assets
        to interest-bearing liabilities                                           1.07x                                      1.10x
                                                                                  ====                                       ====

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

The Company recorded net interest income of $16.3 million in the second quarter of 2000, together with an interest rate spread of 3.11% and an interest rate margin of 3.42%. While net interest income declined $1.2 million from the year-earlier level, the decline was a more modest $124,000 when compared to the level recorded in the trailing three-month period. Similarly while the Company's interest rate spread and net interest margin declined 49 and 58 basis points, respectively, on a year-over-year basis, the trailing-quarter decline was a more modest 14 and 16 basis points.

The decline in the Company's net interest income, spread and margin largely reflect the increased use of FHLB advances, and the 150-basis point increase in market interest rates over the past 12 months. In addition, had the income from the Company's BOLI investment been recorded as net interest income (instead of other operating income), the Company's second quarter 2000 spread and margin would have been 3.18% and 3.55%, respectively.

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

The provision for loan losses was suspended in the second quarter of 2000, in keeping with a practice initiated in the third quarter of 1995. The reasons for this action lie in the level of coverage provided by the current allowance for loan losses, and in the historic and current quality of the Company's loan portfolio. In addition to recording its 23rd consecutive quarter without any net charge-offs, the Company recorded a $203,000 reduction in non-performing loans since March 31, 2000, and a $188,000 reduction since December 31, 1999. As a result, non-performing loans totaled $3.0 million at June 30, 2000, representing 0.17% of loans, net.

In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $7.0 million at the current quarter's end. The $7.0 million represented 235.46% of non-performing loans at June 30, 2000 and 493.06% of accumulated net charge-offs for the thirteen years ended at that date.

Absent a significant downturn in the economy or in the quality of the Company's assets, management anticipates that it will maintain the allowance for loan losses at the current level by suspending the provision for loan losses for the remainder of the year. Upon completion of the Haven Bancorp acquisition, the Company's policy with regard to the loan loss provision may be revisited.

Other Operating Income

The Company has traditionally derived other operating income from service fees and fees charged on loans and depository accounts. In the fourth quarter of 1999, the Company invested $30.0 million in BOLI, which will provide other operating income of approximately $1.9 million over the course of 2000.

For the three months ended June 30, 2000, the Company recorded other operating income of $1.2 million, up $736,000 from $513,000 for the second quarter of 1999. The 143.5% increase reflects a $698,000 rise in other income to $759,000, largely stemming from the BOLI investment, and a $38,000 rise in fee income to $490,000.

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

In the second quarter of 2000, operating expense declined to $5.5 million, or 1.11% of average assets, from $5.8 million, or 1.30% of average assets, in the second quarter of 1999. The $320,000, or 5.5%, decline was the net effect of a $485,000, or 12.4%, reduction in compensation and benefits expense to $3.4 million and a combined increase of $165,000 in the remaining categories of operating expense.

The decline in compensation and benefits expense primarily stemmed from a $293,000 reduction in plan-related expenses to $402,000, reflecting a decline in the market price of Company shares. Occupancy and equipment expense rose $128,000 to $681,000, reflecting the addition of two banking offices in the second half of 1999. G&A expense rose $7,000 to $1.2 million, while other expense rose $30,000 to $187,000.

The combination of lower operating expense and higher other operating income in the current second quarter generated a 102-basis point improvement in the efficiency ratio to 31.42%. The cash efficiency ratio, meanwhile, equaled 29.13%.

The number of full-time equivalent employees at June 30, 2000 was 285.

Income Tax Expense

The Company recorded second quarter 2000 income tax expense of $4.3 million, representing a 9.3% reduction from $4.7 million in the second quarter of 1999. As a result, the effective tax rate dropped to 35.5% from 38.8%. In addition to the aforementioned investment in BOLI, these reductions reflect a decline in the market price of shares held in the Company's stock-related benefit plans. Plan-related expenses fell to $1.3 million from $1.9 million in the year-earlier three months.

Reflecting the ongoing benefit of the BOLI investment, it is currently expected that the effective tax rate will stabilize at approximately 37.0% in 2000.

Comparison of the Six Months Ended June 30, 2000 and 1999

Earnings Summary

The Company recorded earnings of $15.4 million for the first six months of 2000, up 5.5% from core earnings of $14.6 million for the six months ended June 30, 1999. Diluted earnings per share rose 13.2% to $0.86 in the current six-month period from diluted core earnings per share of $0.76 in the year-earlier six months. The 1999 amounts exclude a net gain of $1.1 million, or $0.06 per share, stemming from the reversal of $2.0 million from the allowance for loan losses in the first quarter, which boosted the Company's six-month 1999 earnings to $15.7 million, or $0.82 per diluted share.

In addition, the Company recorded cash earnings of $20.3 million, or $1.14 per diluted share for the current six-month period, as compared to core cash earnings of $21.0 million, or $1.10 per diluted share, in the first six months of 1999. The Company's six-month 2000 cash earnings contributed 32.1% more to capital than its GAAP earnings alone.

The Company's six-month 2000 earnings were driven by a significant rise in other operating income, together with reductions in both operating and income tax expense. Primarily reflecting the benefit of the fourth quarter 1999 investment in BOLI, other operating income more than doubled to $2.4 million in the current six-month period. At the same time, the Company recorded a $268,000 decline in operating expense to $11.2 million, or 1.14% of average assets, driven by a $671,000 reduction in compensation and benefits expense to $6.9 million. Income tax expense fell $1.5 million to $8.6 million, reducing the effective tax rate to 35.9%.

These improvements were partly offset by a $1.3 million, or 3.8%, decline in net interest income to $32.8 million, the net effect of a $6.3 million rise in interest income to $74.3 million and a $7.6 million rise in interest expense to $41.6 million. The higher level of interest income was fueled by a $156.7 million rise in the average balance of interest-earning assets to $1.9 billion and a one-basis point rise in the average yield to 7.93%. The higher level of interest expense stemmed from a $193.2 million rise in the average balance of interest-bearing liabilities to $1.8 billion and a 37-basis point rise in the average cost to 4.76%.

Despite the impact of rising short-term rates and the increased use of FHLB advances, the Company's interest rate spread and net interest margin were 3.17% and 3.50%, respectively, in the current six-month period. Had the Company's BOLI income been recorded as net interest income, rather than as other operating income, the Company's spread and margin would have equaled 3.23% and 3.63%, respectively.

The Company's six-month 2000 earnings also reflect the continued suspension of the provision for loan losses. In the year-earlier period, the Company reversed $2.0 million from the allowance for loan losses, which resulted in a $1.1 million, or $0.06 per share, net gain.

Cash Earnings Analysis

(in thousands, except per share data)

                                                                  For the
                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              2000       1999(1)
                                                            -------      -------
Net income                                                  $15,364      $14,626
Additional contributions to stockholders' equity:
     Amortization and appreciation of
           stock-related benefit plans                          842        1,323
     Associated tax benefits                                  2,706        3,592
     Amortization of goodwill                                    --           --
     Other                                                    1,388        1,430
                                                            -------      -------
Cash earnings                                               $20,300      $20,971
                                                            =======      =======

Cash earnings per share                                       $1.15        $1.12
Diluted cash earnings per share                               $1.14        $1.10

(1) 1999 data excludes a net gain of $1.1 million, or $0.06 per share, stemming from the reversal of $2.0 million from the allowance for loan losses in the first quarter.

Interest Income

The Company recorded interest income of $74.3 million in the first six months of 2000, up $6.2 million from $68.1 million in the first six months of 1999. The 9.2% increase was fueled by a $156.7 million rise in the average balance of interest-earning assets to $1.9 billion, together with a one-basis point rise in the average yield to 7.93%.

Mortgage and other loans accounted for $67.7 million, or 91.1%, of interest income in the current six-month period, up $5.2 million from $62.5 million in the year-earlier six months. The 8.4% increase was the net effect of a $137.9 million, or 9.0%, rise in the average balance to $1.7 billion and a five-basis point reduction in the average yield to 8.11%. Mortgage and other loans represented 89.1% of average interest-earning assets in the six months ended June 30, 2000.

Securities generated interest income of $6.4 million in the first half of 2000, up $1.8 million from $4.6 million in the first half of 1999. The 38.1% increase stemmed from a $43.6 million, or 28.5%, rise in the average balance to $196.5 million, coupled with a 44-basis point rise in the average yield to 6.46%. Securities represented 10.5% of average interest-earning assets in the current six-month period and generated 8.5% of total interest income.

The higher levels of interest income generated by loans and securities in the first six months of 2000 were partly offset by a reduction in the interest income generated by mortgage-backed securities and money market investments during the corresponding period. Mortgage-backed securities held to maturity contributed interest income of $122,000, down from $631,000 in the first six months of 1999. The $509,000 decline was the net effect of a $14.7 million reduction in the average balance to $3.4 million and a 23-basis point increase in the average yield to 7.21%.

Similarly, the interest income produced by money market investments declined to $129,000 from $333,000, the net effect of a $10.1 million reduction in the average balance to $4.5 million and a 114-basis point increase in the average yield to 5.75%.

Interest Expense

Interest expense rose to $41.6 million in the six months ended June 30, 2000 from $34.0 million in the six months ended June 30, 1999. The $7.6 million, or 22.3%, increase stemmed from a $193.2 million rise in the average balance of interest-bearing liabilities to $1.8 billion and a 37-basis point rise in the average cost of funds to 4.76%.

In the first six months of 2000, the Company increased its use of FHLB advances to fund the origination of multi-family mortgage loans. FHLB advances accounted for $20.7 million of total interest expense in the first six months of 2000, as compared to $12.1 million in the first six months of 1999. The $8.6 million increase reflects a $251.4 million rise in the average balance to $715.2 million and a 56-basis point rise in the average cost to 5.81%. FHLB advances represented 40.7% of average interest-bearing liabilities and generated 49.7% of total interest expense in the current six-month period, as compared to 29.7% and 35.5%, respectively, in the year-earlier six months.

The Company continued to experience a decline in the average balance of CDs over the first six months of 2000. CDs generated interest expense of $16.1 million in the current six-month period, down $1.8 million from $17.9 million in the first six months of 1999. The reduction was the net effect of a $99.5 million decline in the average balance to $628.6 million and an 18-basis point rise in the average cost to 5.13%. Accordingly, CDs represented 35.8% and 46.6% of average interest-bearing liabilities in the first six months of 2000 and 1999, respectively, and produced 38.6% and 52.6%, respectively, of total interest expense.

Core deposits contributed $4.8 million to total interest expense, up $805,000, the result of a $48.5 million rise in the average balance to $454.8 million and a 14-basis point rise in the average cost to 2.13%. The higher average balance includes an increase of $7.2 million in the average balance of non-interest-bearing deposits to $43.3 million.

NOW and money market accounts produced interest expense of $1.6 million in the current six-month period, up $741,000 from the year-earlier amount. The increase stemmed from a $38.8 million rise in the average balance to $107.3 million coupled with a 42-basis point rise in the average cost to 3.07%.

Savings accounts produced six-month 2000 interest expense of $3.2 million, up $66,000 from the level recorded in the first six months of 1999. The increase stemmed from a $3.6 million rise in the average balance to $277.2 million, coupled with a one-basis point rise in the average cost to 2.32%.

Mortgagors' escrow generated interest expense of $13,000, down $2,000, the combined effect of a $1.1 million decline in the average balance to $27.0 million and a one-basis point drop in the average cost to 0.10%.

Net Interest Income Analysis

(dollars in thousands)

                                                                             Six Months Ended June 30,
                                                                             -------------------------

                                                                   2000                                    1999
                                                                   ----                                    ----

                                                                              Average                                  Average
                                                     Average                   Yield/       Average                     Yield/
                                                     Balance      Interest      Cost        Balance       Interest      Cost
                                                     -------      --------    -------       -------       --------     -------
Assets:
   Interest-earnings assets:
      Mortgage and other loans, net                $1,670,241      $67,729      8.11%      $1,532,376      $62,488      8.16%
      Securities                                      196,474        6,350      6.46          152,897        4,599      6.02
      Mortgage-backed securities                        3,383          122      7.21           18,077          631      6.98
      Money market investments                          4,528          129      5.75           14,580          333      4.61
                                                   ----------      -------      ----       ----------      -------      ----
   Total interest-earning assets                   $1,874,626      $74,330      7.93%      $1,717,930      $68,051      7.92%
   Non-interest-earning assets                         80,172                                  45,249
                                                   ----------                              ----------
   Total assets                                    $1,954,798                              $1,763,179
                                                   ==========                              ==========
Liabilities and Stockholders' Equity:

   Interest-bearing liabilities:
     NOW and money market accounts                 $  107,326      $ 1,640      3.07%      $   68,493      $   899      2.65%
     Savings accounts                                 277,225        3,195      2.32          273,611        3,129      2.31
     Certificates of deposit                          628,613       16,051      5.13          728,115       17,880      4.95
     FHLB advances                                    715,236       20,669      5.81          463,880       12,074      5.25
     Mortgagors' escrow                                26,988           13      0.10           28,080           15      0.11
                                                   ----------      -------      ----       ----------      -------      ----
   Total interest-bearing liabilities              $1,755,388      $41,568      4.76%      $1,562,179      $33,997      4.39%
   Non-interest-bearing deposits                       43,272                                  36,088
   Other liabilities                                   26,853                                  27,733
                                                   ----------                              ----------
   Total liabilities                                1,825,513                               1,626,000
   Stockholders' equity                               129,285                                 137,179
                                                   ----------                              ----------
   Total liabilities and stockholders' equity      $1,954,798                              $1,763,179
                                                   ----------                              ----------
   Net interest income/interest rate spread                        $32,762      3.17%                      $34,054      3.53%
                                                                   =======      ====                       =======      ====
   Net interest-earning assets/net interest
        margin                                       $119,238                   3.50%        $155,751                   3.96%
                                                   ==========                   ====        =========                   ====
   Ratio of interest-earning assets
     to interest-bearing liabilities                                            1.07x                                   1.10x
                                                                                ====                                    ====

Net Interest Income

The Company recorded net interest income of $32.8 million in the first six months of 2000, as compared to $34.1 million in the first six months of 1999, a 3.8% decline. Despite the impact of rising short-term interest rates and the increased use of FHLB advances, the Company's interest rate spread and net interest margin were 3.17% and 3.50% in the current six-month period. Had the income from the Company's BOLI investment been recorded as net interest income instead of other operating income, the Company's six-month 2000 spread and margin would have been six and 13 basis points higher, equaling 3.23% and 3.63%, respectively. By comparison, the Company's spread and margin were 3.53% and 3.96%, respectively, in the first six months of 1999.

Provision for Loan Losses

While the provision for loan losses was suspended in the first six months of 2000, as it was in the year-earlier six-month period, the Company also recovered $2.0 million from the allowance for loan losses in the six months ended June 30, 1999. The impact of this action was a net gain of $1.1 million, or $0.06 per share.

Other Operating Income

Other operating income more than doubled to $2.4 million in the current six-month period from $1.1 million in the first six months of 1999. The increase stemmed from a $58,000 rise in fee income to $991,000 and a $1.2 million rise in other income to $1.4 million that largely reflected the Company's BOLI investment.

Operating Expense

The rise in six-month 2000 earnings also stemmed from a $268,000 decline in operating expense to $11.2 million, or 1.14% of average assets, from $11.4 million, or 1.30% of average assets, in the first six months of 1999. The reduction reflects a $671,000, or 8.8%, decline in compensation and benefits expense to $6.9 million, which was driven by a $481,000 decline in plan-related expenses to $842,000. The reduction in compensation and benefits expense served to offset a $253,000 rise in occupancy and equipment expense to $1.4 million, a $9,000 rise in G&A expense to $2.5 million, and a $141,000 rise in other operating expense to $352,000. The higher level of occupancy and equipment expense primarily reflects the operation of two banking offices that opened in the second half of 1999.

The decline in operating expense combined with the aforementioned rise in other operating income to generate a 69-basis point improvement in the six-month 2000 efficiency ratio to 31.77%. The cash efficiency ratio was 29.37% in the corresponding period.

Income Tax Expense

The Company recorded income tax expense of $8.6 million in the first six months of 2000, down from $10.1 million in the first six months of 1999. Reflecting the benefit of the $30.0 million investment in BOLI, and a decline in the value of shares held in the Company's stock-related benefit plans, the effective tax rate was reduced to 35.9% from 39.1%.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 16 - 18 of the Company's 1999 Annual Report to Shareholders, filed on March 29, 2000. As of June 30, 2000, there was no material change in the Company's market risk profile since the 1999 Annual Report was filed.

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

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its Annual Meeting of Shareholders on April 19, 2000. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated March 17, 2000. Of the 20,813,126 shares eligible to vote at the annual meeting, 18,826,318 were represented in person or by proxy.

      (b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected, as follows:

                                No. of Votes       No. of Votes          Broker
                                    For              Withheld          Non-Votes
                                ------------       ------------        ---------

      Donald M. Blake            18,478,962           347,356             -0-

      Joseph R. Ficalora         16,434,168         2,392,150(1)          -0-

      (1) Consistent with prior practice, Mr. Ficalora serves as a member of the Company's Nominating Committee. Since Mr. Ficalora's last re-election to the Board of Directors, in 1997, Institutional Shareholder Services Inc. adopted a policy requiring it to recommend that votes be withheld when an insider who serves on the Nominating Committee is nominated for election to the Board. As a result, votes of certain institutional investors may have been automatically withheld.

      The following directors are serving terms of office that continue through 2001 and 2002, as noted:

      Director                                                Year Term Expires

      Harold E. Johnson                                             2001

      Henry E. Froebel                                              2001

      Howard C. Miller                                              2001

      Max L. Kupferberg                                             2002

      Dominick Ciampa                                               2002

      Richard H. O'Neill                                            2002

      (c) Two additional proposals were submitted for a vote, with the following results:

                                               No. of Votes       No. of Votes       No. of Votes          Broker
                                                   For               Against          Abstaining          Non-Votes
                                                   ---               -------          ----------          ---------
      1. Amendment of the Queens                17,599,978          1,179,908           46,361               -0-
         County Bancorp, Inc. 1997
         Stock Option Plan

      2. Ratification of the                    18,768,889           28,507             28,992               -0-
         appointment of
         KPMG LLP as independent
         auditors for the fiscal year
         ending December 31, 2000

Item 5. Other Information

On July 18, 2000, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 15, 2000 to shareholders of record at the close of business on August 1, 2000.

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

      (b)   Reports on Form 8-K

            On June 30, 2000, the Company filed a Form 8-K in connection with its announcement on June 27, 2000 that it had entered into an Agreement and Plan of Merger with Haven Bancorp, Inc. pursuant to which Haven Bancorp will merge into Queens County Bancorp, Inc. The combined company will then be known as "New York Community Bancorp, Inc." and will trade on the Nasdaq National Market under the symbol "NYCB".

            Under the terms of the Merger Agreement, each share of common stock of Haven will be converted into 1.04 shares of common stock of Queens County Bancorp. The merger is subject to various conditions, including adoption of the Merger Agreement by the shareholders of each company and the receipt of required regulatory approvals. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is expected to be completed in the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Queens County Bancorp, Inc.

DATE:  August 3, 2000                         BY: /s/ Joseph R. Ficalora
                                                  -------------------------
                                                  Joseph R. Ficalora
                                                  Chairman, President, and
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)

                                              BY: /s/ Robert Wann
                                                  -------------------------
                                                  Robert Wann
                                                  Senior Vice President,
                                                  Comptroller, and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)