Form 10-Q
period 2000-09-30
QUEENS COUNTY BANCORP INC
filed 2000-11-14
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                   20,122,640
                       ----------------------------------
                         Number of shares outstanding at
                                November 3, 2000

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                      Three Months Ended September 30, 2000


INDEX                                                                   Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Condition as of September 30, 2000
         (unaudited) and December 31, 1999                                    1

         Consolidated Statements of Income and Comprehensive Income
         for the Three and Nine Months Ended September 30, 2000 and 1999
         (unaudited)                                                          2

         Consolidated Statement of Changes in Stockholders' Equity
         for the Nine Months Ended September 30, 2000 (unaudited)             3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999 (unaudited)                        4

         Notes to Unaudited Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          23

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   24

Item 2.  Changes in Securities                                               24

Item 3.  Defaults upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 5.  Other Information                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                    24

Signatures                                                                   25

Exhibits                                                                     26

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                 September 30,  December 31,
                                                                    2000           1999
                                                                 (unaudited)
                                                                 -----------    -----------
Assets
Cash and due from banks                                          $    28,473    $    31,224
Money market investments                                               6,000          6,000
Securities held to maturity (estimated market value of
   $198,797 and $180,181, respectively)                              202,428        184,637
Mortgage-backed securities held to maturity (estimated market
   value of $2,016 and $2,135, respectively)                           1,978          2,094
Securities available for sale                                         15,095         12,806
Mortgage loans:
   1-4 family                                                        136,718        152,644
   Multi-family                                                    1,573,206      1,348,352
   Commercial real estate                                            110,696         96,008
   Construction                                                        6,178          4,793
                                                                 -----------    -----------
                                                                   1,826,798      1,601,797
Total mortgage loans
Other loans                                                            9,826          8,741
Less: Unearned loan fees                                              (1,485)        (2,428)
      Allowance for loan losses                                       (7,031)        (7,031)
                                                                 -----------    -----------
Loans, net                                                         1,828,108      1,601,079
Premises and equipment, net                                            9,412         10,060
Deferred tax asset, net                                                6,119          5,496
Other assets                                                          63,201         53,439
                                                                 -----------    -----------
Total assets                                                     $ 2,160,814    $ 1,906,835
                                                                 ===========    ===========

Liabilities and Stockholders' Equity
Deposits:
   NOW and money market accounts                                 $   107,970    $   103,422
   Savings accounts                                                  277,474        274,501
   Certificates of deposit                                           682,185        658,238
   Non-interest-bearing accounts                                      44,969         39,857
                                                                 -----------    -----------
Total deposits                                                     1,112,598      1,076,018
                                                                 -----------    -----------
Official checks outstanding                                           18,322         31,189
Borrowings                                                           877,961        636,378
Mortgagors' escrow                                                    16,075         10,288
Other liabilities                                                     13,179         15,821
                                                                 -----------    -----------
Total liabilities                                                  2,038,135      1,769,694
                                                                 -----------    -----------
Stockholders' equity:
   Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                         --             --
   Common stock at par $0.01 (60,000,000 shares authorized;
    30,970,693 shares issued; 20,120,453 and 21,010,127 shares outstanding at September 30, 2000 and December 31, 1999,
    respectively)                                                        310            310
   Paid-in capital in excess of par                                  151,863        147,607
   Retained earnings (substantially restricted)                      151,742        150,545
   Less: Treasury stock (10,850,240 and 9,960,566 shares,
          respectively)                                             (165,882)      (145,122)
         Unallocated common stock held by ESOP                       (12,108)       (12,388)
         Common stock held by SERP                                    (3,770)        (3,770)
         Unearned common stock held by RRPs                              (41)           (41)
   Accumulated other comprehensive gain, net of tax effect               565             --
                                                                 -----------    -----------
Total stockholders' equity                                           122,679        137,141
                                                                 -----------    -----------
Total liabilities and stockholders' equity                       $ 2,160,814    $ 1,906,835
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                    For the                For the
                                               Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------    --------------------
                                                 2000       1999        2000       1999
                                               --------   --------    --------   --------
Interest Income:
   Mortgage and other loans                    $ 36,663   $ 33,936    $104,392   $ 96,424
   Securities                                     3,757      2,631      10,106      7,230
   Mortgage-backed securities                        58        199         180        830
   Money market investments                         145         54         274        387
                                               --------   --------    --------   --------
Total interest income                            40,623     36,820     114,952    104,871
                                               --------   --------    --------   --------

Interest Expense:
   NOW and money market accounts                    893        763       2,533      1,663
   Savings accounts                               1,442      1,600       4,636      4,729
   Certificates of deposit                        9,320      8,610      25,372     26,490
   Borrowings                                    12,684      8,284      33,352     20,358
   Mortgagors' escrow                                 6          6          19         21
                                               --------   --------    --------   --------
Total interest expense                           24,345     19,263      65,912     53,261
                                               --------   --------    --------   --------
       Net interest income                       16,278     17,557      49,040     51,610
Reversal of provision for loan losses                --         --          --     (2,000)
                                               --------   --------    --------   --------
       Net interest income after reversal of
          provision for loan losses              16,278     17,557      49,040     53,610
                                               --------   --------    --------   --------

Other Operating Income:
   Fee income                                       545        469       1,536      1,402
   Other                                            719        112       2,088        322
                                               --------   --------    --------   --------
Total other operating income                      1,264        581       3,624      1,724
                                               --------   --------    --------   --------

Operating Expense:
   Compensation and benefits                      3,500      1,734      10,419      9,324
   Occupancy and equipment                          768        453       2,192      1,624
   General and administrative                     1,238      1,227       3,702      3,681
   Other                                            178        130         530        341
                                               --------   --------    --------   --------
Total operating expense                           5,684      3,544      16,843     14,970
                                               --------   --------    --------   --------

Income before income taxes                       11,858     14,594      35,821     40,364
Income tax expense                                4,073      5,819      12,672     15,904
                                               --------   --------    --------   --------
       Net income                              $  7,785   $  8,775    $ 23,149   $ 24,460
                                               --------   --------    --------   --------
Comprehensive income, net of tax:
   Unrealized gain (loss) on securities             634       (107)        565         41
                                               --------   --------    --------   --------
       Comprehensive income                    $  8,419   $  8,668    $ 23,714   $ 24,501
                                               ========   ========    ========   ========

       Earnings per share                         $0.45      $0.47       $1.30      $1.31
       Diluted earnings per share                 $0.45      $0.46       $1.29      $1.28

See accompanying notes to consolidated financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Nine Months Ended
                                                              September 30, 2000
                                                                  (unaudited)
(in thousands)
--------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
   Balance at beginning of year                                       $     310
   Shares issued                                                             --
                                                                      ---------
Balance at end of period                                                    310
                                                                      ---------

Paid-in Capital in Excess of Par:
   Balance at beginning of year                                         147,607
   Tax benefit effect on stock plans                                      3,156
   Allocation of ESOP stock                                               1,100
                                                                      ---------
Balance at end of period                                                151,863
                                                                      ---------

Retained Earnings:
   Balance at beginning of year                                         150,545
   Net income                                                            23,149
   Dividends paid on common stock                                       (13,510)
   Exercise of stock options (403,910 shares)                            (8,442)
                                                                      ---------
Balance at end of period                                                151,742
                                                                      ---------

Treasury Stock:
   Balance at beginning of year                                         (145,12)
   Purchase of common stock (1,293,584 shares)                          (29,724)
   Exercise of stock options (403,910 shares)                             8,964
                                                                      ---------
Balance at end of period                                               (165,882)
                                                                      ---------

Employee Stock Ownership Plan:
   Balance at beginning of year                                         (12,388)
   Allocation of ESOP stock                                                 280
                                                                      ---------
Balance at end of period                                                (12,108)
                                                                      ---------

Recognition and Retention Plans:
   Balance at beginning of year                                             (41)
   Common stock acquired by RRPs                                             --
                                                                      ---------
Balance at end of period                                                    (41)
                                                                      ---------

SERP Plan:
   Balance at beginning of year                                          (3,770)
   Common stock acquired by SERP                                             --
                                                                      ---------
Balance at end of period                                                 (3,770)
                                                                      ---------

Accumulated Comprehensive Gain, Net of Tax:
   Balance at beginning of year                                              --
   Net unrealized appreciation in securities, net of tax                    565
                                                                      ---------
Balance at end of period                                                    565
                                                                      ---------

Total stockholders' equity                                            $ 122,679
                                                                      =========

See accompanying notes to consolidated financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         2000          1999
(in thousands)                                                              (unaudited)
--------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                          $  23,149    $  24,460
  Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization of premises and equipment               756          666
      Reversal of provision for loan losses                                  --       (2,000)
      Amortization of premiums, net                                           4            3
      Amortization of net deferred loan origination fees                    943        1,318
      Net gain on redemption of securities and mortgage-backed
        securities                                                           --          (90)
      Net gain on sale of foreclosed real estate                           (113)        (116)
      Tax benefit effect on stock plans                                   3,156        5,747
      Earned portion of RRPs                                                 --           22
      Earned portion of ESOP                                              1,380        1,930
  Changes in assets and liabilities:
      (Increase) decrease in deferred income taxes                         (623)         603
      Increase in other assets                                           (9,762)      (6,327)
      Decrease in official checks outstanding                           (12,867)      (4,317)
      (Decrease) increase in other liabilities                           (2,642)         777
                                                                      ---------    ---------
Total adjustments                                                       (19,768)      (1,784)
                                                                      ---------    ---------
Net cash provided by operating activities                                 3,381       22,676
                                                                      ---------    ---------

Cash Flows from Investing Activities:
      Proceeds from maturity of securities and mortgage-backed
        securities                                                          385       16,917
      Proceeds from redemption of securities available for sale              --       14,452
      Purchase of securities held to maturity                           (17,798)     (38,550)
      Purchase of securities available for sale                          (2,289)      (5,000)
      Net increase in loans                                            (305,268)    (277,452)
      Proceeds from sale of loans and foreclosed real estate             77,708        3,176
      Purchase of premises and equipment, net                              (108)        (303)
                                                                      ---------    ---------
Net cash used in investing activities                                  (247,370)    (286,760)
                                                                      ---------    ---------

Cash Flows from Financing Activities:
      Net increase in mortgagors' escrow                                  5,787        1,925
      Net increase in deposits                                           36,580       31,093
      Net increase in borrowings                                        241,583      260,255
      Cash dividends paid and options exercised, net                    (21,952)     (40,490)
      Purchase of Treasury stock, net of stock options exercised        (20,760)        (645)
                                                                      ---------    ---------
Net cash provided by financing activities                               241,238      252,138
                                                                      ---------    ---------
Net decrease in cash and cash equivalents                                (2,751)     (11,946)
Cash and cash equivalents at beginning of period                         37,224       46,561
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $  34,473    $  34,615
                                                                      =========    =========
Supplemental information:
  Cash paid for:
    Interest                                                            $65,912      $53,222
    Income taxes                                                         10,618       11,000
Transfers to foreclosed real estate from loans                               --          519
Transfers to real estate held for investment from foreclosed real
  estate                                                                     --          457

See accompanying notes to consolidated financial statements.

                   QUEENS COUNTY BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Queens County Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Queens County Savings Bank (the "Bank").

The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for all of 2000.

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

Note 2. Impact of Accounting Pronouncements

Accounting for Certain Derivative Instruments and Certain Hedging Activities

In June 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No.
133. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000.

SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In addition, SFAS No. 138 also amends SFAS No. 133 for decisions made by FASB relating to the Derivatives Implementation Group (DIG) process. Certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in SFAS No. 138. The Company is in the process of completing its evaluation of the effect that the adoption of SFAS NO. 133 will have upon its financial statements.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

On September 29, 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 replaces SFAS No. 125, which was issued in June 1996, and addresses implementation issues that were identified in applying SFAS No. 125. SFAS No. 140 is effective for transfers of financial assets (including securitizations) occurring after March 31, 2001. However, the provisions of SFAS No. 140 related to the recognition and reclassification of collateral in financial statements and disclosures related to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material effect upon its financial statements.

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

In the third quarter of 2000, the Company took steps to prepare for its pending acquisition of Haven Bancorp, Inc., which is expected to be completed by year-end. A joint proxy statement/prospectus was issued to shareholders of both companies in October, and both companies have scheduled a Special Meeting of Shareholders for 10:00 a.m. on November 20.

The transaction, valued at approximately $196.0 million (based on the per-share value of the Company's common stock on June 27, 2000), will be accounted for using the purchase method of accounting. The merger agreement calls for shareholders of Haven Bancorp to receive 1.04 shares of Queens County Bancorp, Inc. for each share of Haven Bancorp, Inc. held. In connection with the acquisition, the Company allocated $18.6 million toward the purchase of Company shares and shares of Haven Bancorp during the third quarter. Funding for these purchases stemmed from an increase in short-term, higher-cost liabilities and the issuance of $25.0 million in Trust Preferred Securities.

While the near-term impact was a reduction in the Company's spread and margin and return on average assets, these actions are ultimately expected to contribute to a more productive balance sheet restructuring, and the enhancement of these performance measures after the merger takes place.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This filing contains certain forward-looking statements with regard to the Company's prospective performance, strategies, and pending merger with Haven Bancorp, Inc. within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

The forward-looking statements contained within this filing are based on information currently available to management and on management's current expectations regarding a range of issues that could potentially impact the Company's performance and strategies in future periods. Actual results may differ materially from anticipated future results.

Forward-looking statements may be identified by their reference to future periods and include, without limitation, those statements relating to the anticipated effects of the pending merger with Haven Bancorp, Inc. The following factors, among others, could cause the actual results of the merger to differ materially from the expectations stated in this filing: the ability of the companies to obtain the required shareholder or regulatory approvals of the merger; the ability of the companies to consummate the merger; the ability to successfully integrate the companies following the merger; a materially adverse change in the financial condition of either company; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis.

In addition, factors that could cause future results to vary from current expectations include, but are not limited to, a change in economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and various other economic, competitive, governmental, regulatory, and technological issues that could affect the Company's operations, pricing, products and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements have been made.

Financial Condition

Balance Sheet Summary

The Company experienced asset growth of 13.3% in the nine months ended September 30, 2000, as total assets rose to $2.2 billion from $1.9 billion at December 31, 1999. The $254.0 million increase was driven by a $225.0 million, or 14.0%, rise in mortgage loans outstanding to $1.8 billion, representing 84.5% of total assets at quarter's end. The growth in outstanding mortgage loans was fueled by originations of $467.0 million, including $435.6 million in loans secured by multi-family properties. At September 30, 2000, multi-family mortgage loans totaled $1.6 billion, representing 86.1% of the mortgage loan portfolio.

The growth in loans also reflects a $14.7 million rise in commercial real estate loans to $110.7 million and a $1.4 million rise in construction loans to $6.2 million. These increases combined to offset a $15.9 million decline in one-to-four family mortgage loans outstanding to $136.7 million.

Non-performing loans declined to $2.8 million, or 0.15% of loans, net, at September 30, 2000, from $3.1 million, or 0.19%, of loans, net, at year-end 1999. In the absence of any foreclosed real estate, non-performing assets likewise totaled $2.8 million at September 30, 2000, representing 0.13% of total assets at that date. At year-end 1999, non-performing assets totaled $3.2 million, or 0.17% of total assets, and included foreclosed real estate of $66,000.

Additionally, the Company marked its 24th consecutive quarter without any net charge-offs being recorded. In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $7.0 million, representing 248.18% of non-performing loans and 0.38% of loans, net, at September 30, 2000. In addition, the $7.0 million represented 493.06% of accumulated net charge-offs for the thirteen years ended at that date.

In addition to the increase in mortgage loans outstanding, the Company's asset growth was boosted by growth in its portfolios of securities and other loans. The balance of other loans rose $1.1 million to $9.8 million at September 30, 2000, while the balance of securities held to maturity rose $17.8 million to $202.4 million, and the balance of securities available for sale rose $2.3 million to $15.1 million.

Total deposits rose $36.6 million from the year-end 1999 amount to $1.1 billion at September 30, 2000, reflecting a $12.6 million increase in core deposits to $430.4 million and a $23.9 million increase in CDs to $682.2 million. Additional funding stemmed from an increase in borrowings to $878.0 million from $636.4 million. Included in the September 30, 2000 amount were Federal Home Loan Bank of New York ("FHLB") advances of $853.0 million, and $25.0 million in Trust Preferred Securities issued by the Company in the third quarter of the year.

Stockholders' equity totaled $122.7 million at the close of the third quarter, representing 5.68% of total assets and a book value of $7.05 per share, based on 17,406,175 shares. The Company distributed dividends totaling $13.5 million in the first nine months of 2000 and allocated $29.7 million toward the repurchase of 1,293,584 Company shares.

The Company's capital ratios continued to exceed the minimum levels required by the FDIC. In addition, the Bank recorded a leverage capital ratio of 7.08%, a Tier 1 risk-based capital ratio of 10.78%, and a total risk-based capital ratio of 11.29%, at September 30, 2000.

Loans

The Company recorded total mortgage loans of $1.8 billion at September 30, 2000, up $225.0 million from $1.6 billion at December 31, 1999. The 14.0% increase was fueled by a $224.9 million, or 16.7%, rise in multi-family mortgage loans to $1.6 billion, representing 86.1% of the mortgage loan portfolio at the current quarter's end. The Company originated $467.0 million in mortgage loans during the nine-month period, including multi-family mortgage loans of $435.6 million; third-quarter mortgage originations totaled $209.2 million, and included $196.8 million in multi-family mortgage loans. The increase in multi-family mortgage loans was consistent with the Company's long-term strategic focus on expanding its multi-family market niche. At September 30, 2000, the average multi-family mortgage loan had a principal balance of $1.5 million and a loan-to-value ratio of 57.1%.

The growth in loans also reflects a $14.7 million rise in commercial real estate loans to $110.7 million and a $1.4 million rise in construction loans to $6.2 million. The Company originated commercial real estate loans totaling $20.9 million and construction loans totaling $5.0 million in the current nine-month period, with third-quarter originations representing $9.9 million and $1.2 million, respectively, of the year-to-date amounts. The balance of one-to-four family mortgage loans declined $15.9 million to $136.7 million, after year-to-date originations of $5.6 million, including $1.4 million in the third quarter of 2000.

Other loans rose to $9.8 million at September 30, 2000, up $1.1 million from $8.7 million at December 31, 1999.

Entering the fourth quarter, the Company had loans of $64.1 million in the pipeline, primarily consisting of multi-family mortgage loans. While the acquisition of Haven Bancorp will initially result in a higher concentration of one-to-four family mortgage loans within the loan portfolio, it is management's intention to restructure its loan mix and to maintain its focus on the origination of multi-family mortgage loans.

Asset Quality

At September 30, 2000, the Company recorded non-performing loans of $2.8 million (or 0.15% of loans, net), an improvement from $3.0 million (or 0.17% of loans, net) at June 30, 2000 and from $3.1 million (or 0.19% of loans, net) at December 31, 1999. Included in the September 30, 2000 amount were 19 loans in foreclosure totaling $2.0 million and eleven loans 90 days or more delinquent totaling $786,000, as compared to $2.7 million and $287,000, respectively, at the close of the trailing quarter and $2.9 million and $222,000, respectively, at year-end 1999. The decline in loans in foreclosure was the result of loans having been satisfied or brought current, while the increase in loans 90 days or more delinquent reflects an increase in the amounts of the loans so classified.

The Company had no foreclosed real estate at September 30 or June 30, 2000, as compared to $66,000 at December 31, 1999. Accordingly, non-performing assets totaled $2.8 million (or 0.13% of total assets) at September 30, 2000, down from $3.0 million (or 0.15% of total assets) at June 30, 2000 and from $3.2 million (or 0.17% of total assets) at year-end 1999.

In addition, the Company marked its 24th consecutive quarter without any net charge-offs being recorded. In the absence of any net charge-offs or additions to the provision for loan losses, the loan loss allowance was maintained at $7.0 million, representing 248.18% of non-performing loans and 0.38% of loans, net, at September 30, 2000. In addition, the $7.0 million represents 493.06% of accumulated net charge-offs for the thirteen years ended at that date.

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by charge-offs, net of recoveries, or by reversals. The allowance is based on management's periodic evaluation of its adequacy, taking into consideration known and inherent risks in the portfolio, the Bank's past loan loss experience, adverse situations which may affect its borrowers' ability to pay, overall portfolio quality, and current and prospective economic conditions.

The policy of the Bank is to segment the allowance to correspond to the various types of loans in the loan portfolio. These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to their respective levels of quantified and inherent risk. The initial focus takes into consideration non-performing loans and the valuations of the collateral supporting each loan. Non-performing loans are risk-weighted based upon an aging schedule which typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears, or (2) serious delinquency, a situation in which legal foreclosure action has been initiated.

Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan based upon an aging schedule, which measures delinquency status. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

Performing loans are also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other things, the borrower's ability to pay and the Bank's past loan loss experience with the respective loan types. The performing loan categories are also assigned quantified risk factors, which result in allocations of the allowance corresponding to the individual types of loans in the portfolio.

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

From time to time, properties that are classified as "foreclosed real estate" are profitably rented by the Company. When this occurs, such properties are reclassified as "real estate held for investment" and included in "other assets" on the balance sheet. In the third quarter of 2000, the Company sold one piece of real estate held for investment, reducing the number of such properties to twelve at September 30 from thirteen at the trailing quarter's end. The twelve properties totaled $1.2 million and yielded an average rate of return of 9.16%.

Asset Quality Analysis

                                                                 At or For the          At or For the
                                                               Nine Months Ended          Year Ended
                                                                 September 30,           December 31,
                                                                    2000                     1999
(dollars in thousands)                                           (unaudited)
--------------------------------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                                      $ 7,031                 $ 9,431
Reversal of provision for loan losses                                    --                  (2,400)
                                                                    -------                 -------
Balance at end of period                                            $ 7,031                 $ 7,031
                                                                    =======                 =======

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                                       $ 2,047                 $ 2,886
Loans 90 days or more delinquent                                        786                     222
                                                                    -------                 -------
Total non-performing loans                                          $ 2,833                 $ 3,108
Foreclosed real estate                                                   --                      66
                                                                    -------                 -------
Total non-performing assets                                         $ 2,833                 $ 3,174
                                                                    =======                 =======

Ratios:
Non-performing loans to loans, net                                     0.15%                   0.19%
Non-performing assets to total assets                                  0.13                    0.17
Allowance for loan losses to non-performing loans                    248.18                  226.22
Allowance for loan losses to loans, net                                0.38                    0.44
Allowance for loan losses to accumulated net
  charge-offs since 1987                                             493.06                  493.06

Securities and Money Market Investments

While mortgage loan production remains the Company's primary focus, its asset mix is enriched by a portfolio of short-term securities held to maturity and securities available for sale. The balance of securities held to maturity rose $17.8 million, or 9.6%, from the year-end 1999 amount to $202.4 million at September 30, 2000, while the balance of securities available for sale rose $2.3 million, or 17.9%, to $15.1 million. At September 30, 2000, the balance of money market investments was $6.0 million, consistent with the level recorded at December 31, 1999.

The Company's securities held to maturity consist primarily of U.S. Government and agency obligations, Trust Preferred Securities, and FHLB stock. At September 30, 2000, U.S. Government and agency obligations represented $140.3 million of the $202.4 million total, with Trust Preferred Securities and FHLB stock representing $19.7 million and $42.4 million, respectively.

At September 30, 2000 and December 31, 1999, the market values of securities held to maturity were, respectively, $198.8 million and $180.2 million, equivalent to 98.2% and 97.6% of carrying value at the respective dates.

Mortgage-backed Securities Held to Maturity

Reflecting prepayments and the absence of any new investments in such assets, the portfolio of mortgage-backed securities declined $116,000 to $2.0 million at September 30, 2000 from $2.1 million at December 31, 1999. The market value of the portfolio was $2.0 million, or 101.9% of carrying value, at the close of the current quarter, as compared to $2.1 million, or 102.0% of carrying value, at year-end.

Sources of Funds

Funding for the Company's mortgage loan production stems primarily from deposits and from its line of credit with the FHLB. Additional funding stems from interest and principal payments on loans and the interest on, and maturity of, securities. In the third quarter of 2000, the Company issued $25.0 million in Trust Preferred Securities to fund the repurchase of Company shares in anticipation of the acquisition of Haven Bancorp, Inc. The $25.0 million is included in the balance of borrowings.

Deposits rose $36.6 million to $1.1 billion, reflecting an across-the-board increase in all types of accounts. Core deposits rose $12.6 million to $430.4 million, representing 38.7% of total deposits, and included a $4.5 million rise in NOW and money market accounts to $108.0 million, a $3.0 million rise in savings accounts to $277.5 million, and a $5.1 million rise in non-interest-bearing accounts to $45.0 million. The balance of CDs rose $23.9 million to $682.2 million, representing 61.3% of total deposits at September 30, 2000.

Additional funding stemmed from an increase in borrowings to $878.0 million, including FHLB advances of $853.0 million. At year-end 1999, the Company's borrowings consisted entirely of FHLB advances and totaled $636.4 million.

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

In connection with the pending acquisition of Haven Bancorp, borrowings were utilized during the third quarter of 2000 to fund the repurchase of Company shares. As it is management's intent to restructure the balance sheet following the merger, reducing the balance of borrowings, the level of interest expense associated with such funding is expected to decline.

At September 30, 2000, the Company's exposure to interest rate risk was comparable to that discussed in the 1999 Annual Report to Shareholders, despite the 100-basis point rise in market interest rates in the first nine months of this year.

Liquidity and Capital Position

Liquidity

As previously indicated, the Company's primary funding sources are deposits and FHLB advances. Additional funding stems from interest and principal payments on loans, securities, and mortgage-backed securities, and the occasional sale of loans and foreclosed real estate. While borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage prepayments are less so, being subject to such external factors as economic conditions, competition, and market interest rates.

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In the first nine months of 2000, the net cash used in investing activities totaled $247.4 million, primarily reflecting a $305.3 million net increase in loans after nine-month originations of $467.0 million. The Company's investing activities were funded by cash flows generated by financing activities. In the first nine months of 2000, the net cash provided by financing activities totaled $241.2 million, primarily reflecting a $241.6 million net increase in borrowings, including $25.0 million in proceeds from its Trust Preferred Securities offering. Simultaneously, the net cash provided by operating activities totaled $3.4 million.

The Company monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. The Company's most liquid assets are cash and due from banks and money market investments, which collectively totaled $34.5 million at September 30, 2000 and $37.2 million at December 31, 1999. The Company also had securities available for sale of $15.1 million and $12.8 million at the corresponding dates. Additional liquidity is available through the Bank's FHLB line of credit and an additional $10.0 million line of credit with a money center bank.

At October 12, 2000, the Bank had loans in the pipeline of $64.1 million, which management anticipates having the ability to fund. In addition, CDs due to mature in one year or less from September 30, 2000 totaled $547.3 million; based on the Bank's historic retention rate, as well as current pricing, management believes that a significant portion of such deposits will remain with the Bank.

Capital Position

Supported by cash earnings of $29.8 million in the first nine months of 2000, stockholders' equity totaled $122.7 million at September 30, representing 5.68% of total assets and a book value of $7.05 per share, based on 17,406,175 shares. By comparison, stockholders' equity totaled $137.1 million at December 31, 1999, representing 7.19% of total assets and a book value of $7.52, based on 18,233,153 shares.

In addition to distributing cash dividends of $13.5 million in the current nine-month period, the Company allocated $29.8 million toward the repurchase of 1,293,584 Company shares, including $17.1 million for the repurchase of 696,422 shares in the third quarter of the year. Of this number, 265,906 were repurchased under the Board of Directors' April 11, 2000 share repurchase authorization.

In connection with the Company's acquisition of Haven Bancorp, the Company will buy back up to two million shares of its stock or a combination of its stock and Haven Bancorp stock, as authorized by a resolution of the Board of Directors dated as of June 27, 2000. Approximately 500,000 shares had been acquired at September 30, 2000.

The capital position of the Bank continues to exceed the levels required by the FDIC for classification as a well-capitalized bank. At September 30, 2000, the Bank's leverage capital totaled $148.6 million, or 7.08% of adjusted average assets, while its Tier 1 and total risk-based capital amounted to $148.6 million and $155.6 million, or 10.78% and 11.29% of risk-weighted assets, respectively. The minimum FDIC requirements for leverage, Tier 1, and total risk-based capital are 3.00%, 4.00%, and 8.00%, respectively; for classification as a well capitalized bank, the minimum FDIC requirements are 5.00%, 6.00%, and 10.00%, respectively. The Bank's regulatory capital levels and ratios reflect the transfer of $57.8 million in capital from the Bank to the Company during the current nine-month period.

Regulatory Capital Analysis (Bank Only)

                                              At September 30, 2000
                            -----------------------------------------------------------
                                                          Risk-Based Capital
                                                 -------------------------------------
                            Leverage Capital          Tier 1                Total
                            ----------------     ----------------     ----------------
(dollars in thousands)       Amount    Ratio      Amount    Ratio      Amount    Ratio
                            --------   -----     --------   -----     --------   -----
Total savings bank equity   $148,575    7.08%    $148,575   10.78%    $155,606   11.29%
Regulatory capital
  requirement                 62,956    3.00       55,130    4.00      110,260    8.00
                            --------   -----     --------   -----     --------   -----
Excess                      $ 85,619    4.08%    $ 93,445    6.78%    $ 45,346    3.29%
                            ========   =====     ========   =====     ========   =====

Comparison of the Three Months Ended September 30, 2000 and 1999

Earnings Summary

The Company recorded net income of $7.8 million, or $0.45 per diluted share, for the third quarter of 2000, providing a return on average assets ("ROA") of 1.48% and a return on average stockholders' equity ("ROE") of 23.83%.

In the year-earlier quarter, the Company recorded net income of $8.8 million, or $0.46 per diluted share, reflecting a net benefit of $862,000, or $0.04 per share, stemming from the freezing of the Company's defined benefit pension plan at September 30. Absent this gain, the Company's core earnings totaled $7.9 million, or $0.42 per diluted share for the third quarter of 1999.

The Company's cash earnings totaled $9.5 million, or $0.54 per diluted share, in the third quarter of 2000, providing a cash ROA and ROE of 1.81% and 28.99%, respectively, and contributing 21.6% more to capital than its GAAP earnings alone.

During the current third quarter, the Company took certain strategic actions to prepare for the acquisition of Haven Bancorp, Inc. In addition to allocating $18.6 million to purchase shares of the Company and Haven Bancorp, the Company accumulated certain short-term, higher cost liabilities and issued $25.0 million in Trust

Preferred Securities. While the immediate result was a year-over-year reduction in ROA, as well as net interest income, interest rate spread, and net interest margin, these actions were deliberately taken to facilitate the post-merger restructuring of the balance sheet. Following the acquisition, the addition of deposits from Haven Bancorp and the anticipated sale of certain assets will be used to reduce the level of borrowings, fostering an improvement in these key performance measures, and enhancing the Company's asset and earnings growth.

Specifically, net interest income declined $1.3 million from the year-earlier amount to $16.3 million, accompanied by a 43-basis point reduction in interest rate spread to 2.98% and a 52-basis point reduction in net interest margin to 3.23%. The decline in third quarter 2000 net interest income was the net effect of a $3.8 million increase in interest income to $40.6 million (the result of a $142.2 million rise in the average balance of interest-earning assets to $2.0 billion and a 20-basis point rise in the average yield to 8.06%) and a $5.1 million increase in interest expense to $24.3 million (the result of a $182.4 million rise in the average balance of interest-bearing liabilities to $1.9 billion and a 63-basis point rise in the average cost of funds to 5.08%).

The decline in net interest income was partly offset by a $683,000 increase in other income to $1.3 million, primarily reflecting a $607,000 rise in other income to $719,000. In the fourth quarter of 1999, the Company invested $30.0 million in Bank-owned Life Insurance ("BOLI"), which has provided other income of approximately $492,000 per quarter in 2000.

Operating expense totaled $5.7 million in the current third quarter, and included $3.5 million in compensation and benefits expense. Excluding a $1.6 million gain stemming from the freezing of the Bank's defined benefit pension plan, core operating expense totaled $5.2 million in the year-earlier quarter, and included $3.4 million in core compensation and benefits expense.

The provision for loan losses was suspended for the 21st consecutive quarter, continuing a practice initiated in the third quarter of 1995.

Income tax expense declined $1.7 million to $4.1 million, reducing the effective tax rate to 34.3% from 39.9%.

Cash Earnings Analysis

(in thousands, except per share data)

                                                                 For the
                                                           Three Months Ended
                                                              September 30,
                                                           -------------------
                                                            2000       1999(1)
                                                           -------    -------
Net income                                                 $ 7,785    $ 8,775
Additional contributions to stockholders' equity:
  Amortization and appreciation of
    stock-related benefit plans                                541        627
  Associated tax benefits                                      450      2,155
  Amortization of goodwill                                      --         --
Other                                                          694        715
                                                           -------    -------
Cash earnings                                              $ 9,470    $12,272
                                                           =======    =======

Cash earnings per share                                      $0.55      $0.66
Diluted cash earnings per share                              $0.54      $0.65

----------
(1) Includes an after-tax curtailment gain of $862,000, or $0.04 per share, pursuant to the freezing of the Bank's defined benefit pension plan at September 30.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

The Company recorded interest income of $40.6 million in the third quarter of 2000, up 10.3% from $36.8 million in the third quarter of 1999. The increase reflects a $142.2 million, or 7.6%, rise in the average balance of interest-earning assets to $2.0 billion and a 20-basis point rise in the average yield to 8.06%.

Mortgage and other loans contributed $36.7 million to total interest income, up $2.7 million from $33.9 million in the year-earlier three months. The 8.0% increase stemmed from a $110.4 million, or 6.6%, rise in the average balance of loans to $1.8 billion, together with an 11-basis point rise in the average yield to 8.17%. Loans represented 89.1% of average interest-earning assets in the current third quarter and contributed 90.3% of total interest income.

Securities accounted for $3.8 million of total interest income, up from $2.6 million in the third quarter of 1999. The 42.8% increase reflects a $36.1 million, or 21.1%, rise in the average balance of securities to $207.6 million and a 110-basis point rise in the average yield to 7.24%. Securities represented 10.3% of total interest-earning assets in the current third quarter and generated 9.2% of total interest income.

Additional interest income stemmed from the Company's portfolios of mortgage-backed securities held to maturity and money market investments. The interest income provided by mortgage-backed securities declined $141,000 to $58,000, the net effect of a $9.4 million reduction in the average balance to $3.2 million and a 98-basis point increase in the average yield to 7.32%. The lower average balance is a function of prepayments and the absence of any new investments in such securities. Money market investments provided interest income of $145,000, up $91,000, the result of a $5.1 million rise in the average balance to $9.3 million and a 110-basis point rise in the average yield to 6.19%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded interest expense of $24.3 million in the third quarter of 2000, up $5.0 million from $19.3 million in the year-earlier three months. The increase reflects a $182.4 million, or 10.6%, rise in the average balance of interest-bearing liabilities to $1.9 billion and a 63-basis point rise in the average cost of funds to 5.08%.

Borrowings represented $12.7 million of total interest expense, up from $8.3 million, reflecting a $209.1 million rise in the average balance of borrowings to $830.8 million and a 77-basis point rise in the average cost to 6.06%. During the quarter, borrowings were utilized to fund the Company's substantial mortgage loan production and to repurchase approximately 700,000 shares of Company stock.

CDs contributed third quarter 2000 interest expense of $9.3 million, up from $8.6 million in the third quarter of 1999. The increase was the net effect of a 74-basis point rise in the average cost of CDs to 5.55% and a $43.9 million reduction in the average balance to $666.4 million. The higher cost reflects the rise in market interest rates over the twelve-month period, as well as the introduction of selective CD products with competitive rates.

Other funding (NOW and money market accounts, savings accounts, and mortgagors' escrow) generated combined interest expense of $2.3 million, down $28,000 from the third quarter 1999 amount. The decline was the net effect of a 15-basis point drop in the average cost to 2.09% and a $24.0 million increase in the average balance to $447.8 million. The higher average balance includes a $6.8 million rise in non-interest-bearing deposits to $44.7 million.

NOW and money market accounts, specifically, contributed interest expense of $893,000, up $130,000, the result of a $15.2 million increase in the average balance to $107.8 million and an increase of two basis points in the average cost to 3.29%.

Savings accounts generated interest expense of $1.4 million, down $158,000 from the year-earlier amount. The reduction was the net effect of a 24-basis point drop in the average cost to 2.06% and a $2.7 million rise in the average balance to $278.2 million.

Mortgagors' escrow generated interest expense of $6,000, consistent with the year-earlier level, the net effect of a $719,000 decline in the average balance to $17.1 million and an uptick of one basis point in the average cost to 0.14%.

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

The Company recorded net interest income of $16.3 million in the third quarter of 2000, down $1.3 million from the year-earlier level, and within $41,000 of the level recorded in the trailing three months. Similarly, the Company recorded an interest rate spread and net interest margin of 2.98% and 3.23% in the current third quarter, down 43 and 52 basis points, respectively, from the year-earlier measures, but a more modest 13 and 19 basis points below the measures recorded in the trailing three months.

In addition to the 125-basis point rise in short-term interest rates over the twelve-month period, the reductions in net interest income, spread, and margin reflect the aforementioned allocation of $18.6 million toward the purchase of Company and Haven Bancorp shares, the higher cost of short-term liabilities acquired during the quarter, and the ongoing effect of shifting the earnings on the Company's $30.0 million investment in BOLI from interest income into other income.

Net Interest Income Analysis

(dollars in thousands)

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                             2000                                1999
                                                             ----                                ----
                                                                      Average                               Average
                                                Average                Yield/     Average                    Yield/
                                                Balance    Interest     Cost      Balance       Interest      Cost
                                                -------    --------     ----      -------       --------      ----
Assets:
  Interest-earnings assets:
    Mortgage and other loans, net              $1,794,739   $36,663      8.17%   $1,684,350       $33,936      8.06%
    Securities                                    207,601     3,757      7.24       171,495         2,631      6.14
    Mortgage-backed securities                      3,170        58      7.32        12,547           199      6.34
    Money market investments                        9,298       145      6.19         4,212            54      5.09
                                               ----------   -------   -------    ----------       -------   -------
  Total interest-earning assets                $2,014,808   $40,623      8.06%   $1,872,604       $36,820      7.86%
  Non-interest-earning assets                      83,805                            45,470
                                               ----------                        ----------
  Total assets                                 $2,098,613                        $1,918,074
                                               ==========                        ==========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    NOW and money market accounts              $  107,794   $   893      3.29%   $   92,574       $   763      3.27%
    Savings accounts                              278,193     1,442      2.06       275,454         1,600      2.30
    Certificates of deposit                       666,355     9,320      5.55       710,285         8,610      4.81
    Borrowings                                    830,768    12,684      6.06       621,718         8,284      5.29
    Mortgagors' escrow                             17,059         6      0.14        17,778             6      0.13
                                               ----------   -------   -------    ----------       -------   -------
  Total interest-bearing liabilities           $1,900,169   $24,345      5.08%   $1,717,809       $19,263      4.45%
  Non-interest-bearing deposits                    44,731                            37,924
  Other liabilities                                23,030                            27,590
                                               ----------                        ----------
  Total liabilities                             1,967,930                         1,783,323
  Stockholders' equity                            130,683                           134,751
                                               ----------                        ----------
  Total liabilities and stockholders' equity   $2,098,613                        $1,918,074
                                               ==========                        ==========
  Net interest income/interest rate spread                  $16,278      2.98%                    $17,557      3.41%
                                                            =======      ====                     =======      ====
  Net interest-earning assets/net
    interest margin                              $114,639                3.23%     $154,795                    3.75%
                                                 ========                ====      ========                    ====
  Ratio of interest-earning assets to
    interest-bearing liabilities                                         1.06x                                 1.09x
                                                                         ====                                  ====

Provision for Loan Losses

The provision for loan losses is based on management's periodic assessment of the adequacy of the loan loss allowance. This, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs, both current and historic; current and prospective economic conditions; the direction of real estate values; and current trends in regulatory supervision.

The provision for loan losses was suspended in the third quarter of 2000. The reasons for this action lie in the level of coverage provided by the current allowance for loan losses, and in the historic and current quality of the Company's loan portfolio. In addition to recording no net charge-offs, the Company recorded a $153,000 reduction in non-performing loans since September 30, 2000, and a $275,000 reduction since December 31, 1999. As a result, non-performing loans totaled $2.8 million at September 30, 2000, representing 0.15% of loans, net.

In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $7.0 million at the current quarter's end. The $7.0 million represented 248.18% of non-performing loans at September 30, 2000 and 493.06% of accumulated net charge-offs for the thirteen years ended at that date.

For additional information about the allowance for loan losses, see the discussion of asset quality beginning on page 8 of this report.

Other Operating Income

The Company has traditionally derived other operating income from service fees and fees charged on loans and depository accounts. In the fourth quarter of 1999, the Company invested $30.0 million in BOLI, which is expected to provide other operating income of approximately $1.9 million over the course of 2000.

For the three months ended September 30, 2000, other operating income totaled $1.3 million, up $683,000 from $581,000 in the three months ended September 30, 1999. The increase stemmed from a $607,000 rise in other income to $719,000 and a $76,000 rise in fee income to $545,000.

The growth in other income primarily stemmed from the BOLI investment. Had the tax-equivalent income of $900,000 from this investment been included in net interest income, the Company's third quarter spread and margin would have expanded to 3.05% and 3.37%, respectively, from the 2.98% and 3.23% recorded.

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

For the third quarter of 2000, operating expense totaled $5.7 million, representing 1.08% of average assets and contributing to an efficiency ratio of 32.40%. On a cash earnings basis, operating expense represented 0.98% of average assets and contributed to an efficiency ratio of 29.32%.

Operating expense for the third quarter of 1999 benefited from a pre-tax curtailment gain of $1.6 million stemming from the freezing of the Bank's defined benefit pension plan at September 30. Absent this gain, the Company's core operating expense totaled $5.2 million, including core compensation and benefits expense of $3.4 million. By comparison, the Company recorded compensation and benefits expense of $3.5 million in the third quarter of 2000. The $100,000 increase was partly tempered by an $86,000 reduction in plan-related expenses to $541,000.

The Company's third quarter 2000 operating expense also reflects a $315,000 increase in occupancy and equipment expense to $768,000, an $11,000 increase in G&A expense to $1.2 million, and a $48,000 increase in other operating expense to $178,000.

On a consolidated basis, the number of full-time equivalent employees at September 30, 2000 was 294.

Income Tax Expense

The Company recorded income tax expense of $4.1 million in the third quarter of 2000, down from $5.8 million in the third quarter of 1999. As a result, the effective tax rate declined to 34.3% in the current quarter from 39.9% in the year-earlier three months.

In addition to the aforementioned investment in BOLI, the decline reflects a $1.7 million reduction in the income tax benefit stemming from the Company's stock-related plans. In the third quarter of 2000, the plan-related benefit totaled $450,000, as compared to $2.2 million in the third quarter of 1999.

Comparison of the Nine Months Ended September 30, 2000 and 1999

Earnings Summary

The Company recorded net income of $23.1 million, or $1.29 per diluted share, for the first nine months of 2000, providing an ROA of 1.54% and an ROE of 23.50%. For the year-earlier nine months, the Company recorded net income of $24.5 million, or $1.28 per diluted share, including a net benefit of $1.1 million, or $0.06 per share, stemming from the reversal of $2.0 million from the allowance for loan losses and a net benefit of $862,000, or $0.04 per share, stemming from the freezing of the Bank's defined benefit pension plan. Excluding these non-recurring items, core earnings for the first nine months of 1999 totaled $22.5 million, or $1.18 per diluted share.

Cash earnings for the first nine months of 2000 totaled $29.8 million, or $1.65 per diluted share, representing a cash ROA and ROE of 1.98% and 30.22%, respectively. The Company's nine-month cash earnings thus contributed 28.6% more to capital than its GAAP earnings alone.

Interest income rose $10.1 million to $115.0 million, reflecting a $151.6 million rise in the average balance of interest-earning assets to $1.9 billion and an eight-basis point rise in the average yield to 7.98%. Interest expense rose $12.7 million to $65.9 million, the result of a $189.4 million rise in the average balance of interest-bearing liabilities to $1.8 billion and a 47-basis point rise in the average cost to 4.88%.

As a result, net interest income declined to $49.0 million from $51.6 million in the year-earlier nine months. Pressured by rising market interest rates and the increased use of borrowings to fund the accelerated share buyback, the Company's interest rate spread and net interest margin declined to 3.10% and 3.40%, respectively, from the year-earlier 3.49% and 3.89%.

The Company's nine-month 2000 earnings also reflect the suspension of the provision for loan losses; in the year-earlier period, the Company reversed $2.0 million from the allowance for loan losses, which resulted in the $1.1 million, or $0.06 per share, net gain mentioned in the first paragraph of this section.

Year-to-date earnings were boosted by a $1.9 million increase in other operating income to $3.6 million, reflecting a $1.8 million rise in other income to $2.1 million and a $134,000 rise in fee income to $1.5 million. The increase in other income primarily stemmed from the Company's BOLI investment.

Operating expense for the current nine months totaled $16.8 million, as compared to $15.0 million for the first nine months of 1999. The 1999 figure includes a pre-tax curtailment gain of $1.6 million stemming from the freezing of the Company's defined benefit pension plan in the third quarter of the year. Absent this gain, the Company's 1999 core operating expense totaled $16.6 million, including core compensation benefits expense of $11.0 million. By comparison, the Company recorded compensation and benefits expense of $10.4 million in the first nine months of 2000.

Income tax expense declined to $12.7 million from $15.9 million in the first nine months of 1999, reducing the effective tax rate to 35.4% from 39.4%.

Cash Earnings Analysis

(in thousands, except per share data)

                                                                 For the
                                                            Nine Months Ended
                                                              September 30,
                                                           -------------------
                                                            2000       1999(1)
                                                           -------    -------
Net income                                                 $23,149    $24,460
Additional contributions to stockholders' equity:
  Amortization and appreciation of
    stock-related benefit plans                              1,383      1,950
  Associated tax benefits                                    3,156      5,747
  Amortization of goodwill                                      --         --
Other                                                        2,082      2,145
                                                           -------    -------
Cash earnings                                              $29,770    $34,302
                                                           =======    =======

Cash earnings per share                                      $1.67      $1.84
Diluted cash earnings per share                              $1.65      $1.80

----------
(1) Includes an $862,000, or $0.04 per share, curtailment gain pursuant to the freezing of the Bank's defined benefit pension plan at September 30, and a net benefit of $1.1 million, or $0.06 per share, stemming from the reversal of $2.0 million from the allowance for loan losses in the first quarter.

Interest Income

The Company recorded interest income of $115.0 million in the first nine months of 2000, representing a 9.6% increase from $104.9 million in the first nine months of 1999. The increase reflects a $151.6 million, or 8.6%, rise in the average balance of interest-earning assets to $1.9 billion and an eight-basis point rise in the average yield to 7.98%.

Mortgage and other loans generated interest income of $104.4 million, exceeding the year-earlier level of $96.4 million by 8.3%. The increase stemmed from a $128.5 million rise in the average balance of loans to $1.7 billion, together with a one-basis point rise in the average yield to 8.13%. Loans represented 89.1% of average interest-earning assets and generated 90.8% of interest income year-to-date.

Securities contributed interest income of $10.1 million, up $2.9 million, or 39.8%, from the year-earlier amount. The increase reflects a $41.0 million, or 25.8%, rise in the average balance to $200.2 million and a 67-basis point rise in the average yield to 6.73%, reflecting higher market interest rates. Securities represented 10.4% of average interest-earning assets and produced 8.8% of interest income in the current nine-month period.

Mortgage-backed securities provided interest income of $180,000, down from $830,000 in the year-earlier nine months. The decrease was the net effect of a $12.9 million decline in the average balance to $3.3 million and a 42-basis point rise in the average yield to 7.25%.

The interest income derived from money market investments fell $113,000 to $274,000, the net effect of a $5.0 million decline in the average balance to $6.1 million and a 131-basis point increase in the average yield to 5.98%, reflecting higher market interest rates.

Had the income from the Company's BOLI investment been accounted for as interest income, the contribution to interest income would have been $2.7 million, with a tax-equivalent yield of 9.06%.

Interest Expense

Interest expense totaled $65.9 million in the current nine-month period, as compared to $53.3 million in the first nine months of 1999. The increase reflects a $189.4 million, or 11.7%, rise in the average balance of interest-bearing liabilities to $1.8 billion, coupled with a 47-basis point rise in the average cost to 4.88%.

Borrowings generated $33.4 million of total interest expense, an increase of $13.0 million, reflecting both a $237.0 million rise in the average balance of borrowings to $754.0 million and a 65-basis point rise in the average cost to 5.91%. The significant increase corresponds to the level of mortgage loan originations during the nine-month period and the acceleration of the Company's share repurchase program in the third quarter of the year. While borrowings represented 41.8% of interest-bearing liabilities and generated 50.6% of interest expense in the current nine-month period, these levels are expected to decline following the anticipated restructuring of the balance sheet.

CDs generated interest expense of $25.4 million, down $1.1 million from $26.5 million in the year-earlier nine months. The reduction was the net effect of an $80.8 million decline in the average balance of CDs to $641.3 million and a 39-basis point increase in the average cost to 5.29%, primarily reflecting the rise in market interest rates. CDs represented 35.5% of interest-bearing liabilities and generated 38.5% of interest expense in the current nine-month period.

Other funding produced combined interest expense of $7.2 million, up from $6.4 million in the first nine months of 1999. The increase stemmed from a $40.3 million rise in the average balance to $452.4 million and a five-basis point rise in the average cost to 2.12%. The higher average balance included a $7.1 million rise in non-interest bearing deposits to $43.8 million.

NOW and money market accounts produced interest expense of $2.5 million, up $870,000 from the year-earlier amount. The increase reflects a $30.9 million rise in the average balance to $107.5 million and a 25-basis point rise in the average cost to 3.15%.

Savings accounts generated interest expense of $4.6 million, down $93,000, the net effect of an eight-basis point drop in the average cost to 2.23% and a $3.3 million rise in the average balance to $277.6 million.

The interest expense derived from mortgagors' escrow accounts declined $2,000 to $19,000, as the average balance declined $954,000 to $23.7 million and the average cost held steady at 0.11%.

Net Interest Income

The Company recorded net interest income of $49.0 million for the first nine months of 2000, as compared to $51.6 million for the first nine months of 1999. Pressured by rising market interest rates and the increased use of borrowings to fund the accelerated share buyback, the Company's interest rate spread and net interest margin declined, to 3.10% and 3.40%, respectively, from 3.49% and 3.89% in the year-earlier nine months. Had the Company's BOLI income been recorded as interest income in the current nine-month period, the Company's third quarter 2000 spread and margin would have been 3.16% and 3.54%.

Net Interest Income Analysis

(dollars in thousands)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                             2000                                1999
                                                             ----                                ----
                                                                      Average                               Average
                                                Average                Yield/     Average                    Yield/
                                                Balance    Interest     Cost      Balance       Interest      Cost
                                                -------    --------     ----      -------       --------      ----
Assets:
  Interest-earnings assets:
    Mortgage and other loans, net              $1,712,045     $104,392   8.13%    $1,583,591     $ 96,424     8.12%
    Securities                                    200,210       10,106   6.73        159,165        7,230     6.06
    Mortgage-backed securities                      3,312          180   7.25         16,213          830     6.83
    Money market investments                        6,130          274   5.98         11,086          387     4.67
                                               ----------     --------   ----     ----------     --------     ----
  Total interest-earning assets                $1,921,697     $114,952   7.98%    $1,770,055     $104,871     7.90%
  Non-interest-earning assets                      80,845                             45,324
                                               ----------                         ----------
  Total assets                                 $2,002,542                         $1,815,379
                                               ==========                         ==========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    NOW and money market accounts              $  107,482      $ 2,533   3.15%    $   76,608     $  1,663     2.90%
    Savings accounts                              277,550        4,636   2.23        274,233        4,729     2.31
    Certificates of deposit                       641,285       25,372   5.29        722,107       26,490     4.90
    Borrowings                                    754,028       33,352   5.91        517,071       20,358     5.26
    Mortgagors' escrow                             23,654           19   0.11         24,608           21     0.11
                                               ----------      -------   ----     ----------     --------     ----
  Total interest-bearing liabilities           $1,803,999      $65,912   4.88%    $1,614,627     $ 53,261     4.41%
  Non-interest-bearing deposits                    43,762                             36,707
  Other liabilities                                23,429                             27,425
                                               ----------                         ----------
  Total liabilities                             1,871,190                          1,678,759
  Stockholders' equity                            131,352                            136,620
                                               ----------                         ----------
  Total liabilities and stockholders' equity   $2,002,542                         $1,815,379
                                               ==========                         ==========
  Net interest income/interest rate spread                     $49,040   3.10%                   $ 51,610     3.49%
                                                               =======   ====                    ========     ====
  Net interest-earning assets/net
  interest margin                              $  117,698                3.40%    $  155,428                  3.89%
                                               ==========                ====     ==========                  ====
  Ratio of interest-earning assets to
    interest-bearing liabilities                                         1.07x                                1.10x
                                                                         ====                                 ====

Provision for Loan Losses

While the provision for loan losses was suspended in the first nine months of 2000, as it was in the year-earlier nine-month period, the Company also recovered $2.0 million from the allowance for loan losses in the nine months ended September 30, 1999. The impact of this action was a net benefit of $1.1 million, or $0.06 per share.

For additional information about the provision for loan losses, see the discussion that begins on page 17 of this report, and the discussion of asset quality beginning on page 8.

Other Operating Income

The Company's nine-month 2000 earnings were boosted by a $1.9 million increase in other operating income to $3.6 million, reflecting a $1.8 million rise in other income to $2.1 million and a $134,000 rise in fee income to $1.5 million. The increase in other income stemmed primarily from the Company's BOLI investment.

Operating Expense

Operating expense totaled $16.8 million for the nine months ended September 30, 2000, representing 1.12% of average assets and contributing to an efficiency ratio of 31.98%. On a cash earnings basis, the Company's nine-month 2000 operating expense represented 1.03% of average assets and contributed to a cash efficiency ratio of 29.36%.

The Company's nine-month 1999 core operating expense totaled $16.6 million, including core compensation and benefits expense of $11.0 million. By comparison, the Company recorded compensation and benefits expense of $10.4 million in the first nine months of 2000. The $600,000 decline primarily stemmed from a $567,000 reduction in stock benefit-plan related expenses to $1.4 million, reflecting a decline in the value of Company shares. Core operating expense and core compensation and benefits expense exclude the pre-tax curtailment gain of $1.6 million that stemmed from the freezing of the Company's defined benefit plan at September 30, 1999.

The Company's nine-month 2000 operating expense also reflects a $568,000 rise in occupancy and equipment expense to $2.2 million, a $21,000 rise in G&A expense to $3.7 million, and a $189,000 rise in other expense to $530,000.

Income Tax Expense

Income tax expense declined to $12.7 million for the first nine months of 2000 from $15.9 million for the first nine months of 1999, reducing the effective tax rate to 35.4% from 39.4%. In addition to the benefit of the Company's fourth quarter 1999 BOLI investment, the reduction reflects a decline in the stock plan-related tax benefit to $3.2 million from $5.7 million.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 16 - 18 of the Company's 1999 Annual Report to Shareholders, filed on March 29, 2000. As of September 30, 2000, there was no material change in the Company's market risk profile since the 1999 Annual Report was filed.

                           QUEENS COUNTY BANCORP, INC.

                           PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations, and cash flows.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On October 13, 2000, the Company filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission in connection with its pending merger with Haven Bancorp, Inc. The joint proxy/prospectus describes the matters to be considered and voted upon at the Special Meeting of Shareholders to be held on November 20, 2000, the proposed merger of Queens and Haven, the documents related to the merger, and other related matters.

On October 17, 2000, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 15, 2000 to shareholders of record at the close of business on November 1, 2000.

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

      ** Incorporated by reference to the Exhibits filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 0-22278.

      (b) Reports on Form 8-K

            On October 12, 2000, the Company filed a Current Report on Form 8-K in connection with the issuance of its third quarter earnings release for the three and nine months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Queens County Bancorp, Inc.
                                              (Registrant)


DATE:  November 13, 2000                BY: /s/ Joseph R. Ficalora
                                            ------------------------------------
                                            Joseph R. Ficalora
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


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