Form 10-K405
period 2000-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2001-03-27
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2000      Commission File Number 0-22278
                           -----------------                             -------

                        NEW YORK COMMUNITY BANCORP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                06-1377322
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                615 Merrick Avenue, Westbury, New York    11590
                -----------------------------------------------
               (Address of principal executive offices) (Zip code)

       (Registrant's telephone number, including area code) 516: 683-4100
                                                            -------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

As of March 22, 2001, the aggregate market value of the shares of common stock of the registrant outstanding was $1,022,474,125, excluding 3,352,301 shares held by all directors and executive officers of the registrant. This figure is based on the closing price by The Nasdaq Stock Market(R) for a share of the registrant's common stock on March 22, 2001, which was $39.91 as reported in The Wall Street Journal on March 23, 2001. The number of shares of the registrant's common stock outstanding as of March 22, 2001 was 28,971,798 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001 and the 2000 Annual Report to Shareholders are incorporated herein by reference - Parts I, II, and III.

                              CROSS REFERENCE INDEX

PART I                                                                                            Page
                                                                                                  ----
Item 1.    Business                                                                                 1
                Description of Business                                                             1
                Statistical Data:                                                                  19
                  Mortgage and Other Lending Activities                                            20
                  Loan Maturity and Repricing                                                      21
                  Summary of Allowance for Loan Losses                                             22
                  Composition of Loan Portfolio                                                    23
                  Securities, Money Market Investments, and Mortgage-backed Securities Portfolio   24
Item 2.    Properties                                                                              24
Item 3.    Legal Proceedings                                                                       30
Item 4.    Submission of Matters to a Vote of Security Holders                                     30

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                    30
Item 6.    Selected Financial Data                                                                 31
Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                              31
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                              31
Item 8.    Financial Statements and Supplementary Data
                New York Community Bancorp, Inc. and Subsidiaries:                                 31
                      Independent Auditors' Report                                                 31
                      Consolidated Statements of Financial Condition                               31
                      Consolidated Statements of Income                                            31
                      Consolidated Statements of Changes in Stockholders' Equity                   31
                      Consolidated Statements of Cash Flows                                        31
Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure

PART III

Item 10.   Directors and Executive Officers of the Registrant                                      31
Item 11.   Executive Compensation                                                                  31
Item 12.   Security Ownership of Certain Beneficial Owners and Management                          31
Item 13.   Certain Relationships and Related Transactions                                          32

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        32

Signatures                                                                                         34

                                     PART I

ITEM 1. BUSINESS

      New York Community Bancorp, Inc. (the "Company"), formerly known as Queens County Bancorp Inc., was incorporated in the State of Delaware on July 20, 1993 as the holding company for New York Community Bank (the ("Bank"), formerly known as Queens County Savings Bank, the first savings bank chartered by the State of New York in the Borough of Queens, on April 14, 1859. The Company acquired all of the stock of the Bank upon its conversion from a New York State-chartered mutual savings bank to a New York State-chartered stock form savings bank on November 23, 1993.

      On November 21, 2000, the Company changed its name from Queens County Bancorp, Inc. to New York Community Bancorp, Inc., in anticipation of its acquisition of Haven Bancorp, Inc., parent company of CFS Bank, which was founded as the Columbia Building and Loan Association, also in Queens, in 1889. The acquisition was announced on June 27, 2000 and was completed on November 30, 2000. Shareholders of Haven Bancorp received 1.04 shares of New York Community Bancorp, Inc. stock for each share of Haven Bancorp stock held at the closing date.

      On December 15, 2000, the name of the Company's primary subsidiary was changed from Queens County Savings Bank to New York Community Bank, and its headquarters was relocated from Flushing, in Queens County, New York to Westbury, in Nassau County, New York. CFS Bank merged with and into New York Community Bank on January 31, 2001. Two additional branches were opened in the first quarter of 2001.

General

      Primarily reflecting the acquisition of Haven Bancorp on November 30, 2000 and the subsequent sale of assets totaling $620.0 million, the Company ended the year 2000 as a $4.7 billion institution with loans of $3.6 billion, deposits of $3.3 billion, and a network of 84 branch offices serving customers throughout the greater metropolitan New York area.

      The acquisition joined New York Community Bancorp's strength as a multi-family mortgage lender with Haven Bancorp's strength as a significant source of low-cost deposits and fee income derived from the sale of investment products and banking services.

      In addition to multi-family mortgage loans, the Company's assets include commercial real estate and construction loans and short-term securities, primarily in the form of U.S. Government agency obligations. While the Company adopted a policy of originating one-to-four family mortgage loans and consumer loans on a pass-through basis on December 1, 2000, the Company's balance sheet at December 31, 2000 also reflects one-to-four family mortgage loans and other loans originated prior to the adoption of said policy.

      The Company's revenues primarily stem from the interest earned on mortgage and other loans and securities investments, together with fee income derived from depository accounts and, to a greater extent since the acquisition of Haven, from the sale of investment products and banking services.

      The Bank's primary funding sources are deposits, amortization and prepayments of loans, and the amortization, prepayments, and maturities of mortgage-backed and investment securities. In addition, the Company has drawn extensively on its line of credit with the Federal Home Loan Bank of New York (the "FHLB-NY") to fund loan production. The increase in deposits stemming from the Haven acquisition is expected to reduce the Company's use of FHLB borrowings in the current year. Additionally, in 2000, the Company issued $25.0 million of trust preferred securities through two subsidiaries, the proceeds of which have been used for general operations.

In addition to maintaining a high level of asset quality and a strong capital position through the generation of stable earnings, the Company has enhanced share value through a series of share repurchase programs and the payment of quarterly cash dividends. Reflecting share repurchases and the issuance of 9,827,744 shares of common stock from Treasury in connection with the acquisition, the number of shares outstanding at December 31, 2000 was 29,580,124; reflecting share repurchases, the number of outstanding shares at March 22, 2001 was 28,971,798.

Market Area and Competition

      The Bank is a community-oriented financial institution offering a wide variety of financial products and services to meet the needs of the communities it serves. As a result of the acquisition, the Bank has 86 locations serving the greater metropolitan New York region, including 19 traditional branch offices (17 in Queens and one each in Nassau and Suffolk counties) and 67 in-store branches throughout New York City, Nassau, Suffolk, Rockland and Westchester counties, New Jersey, and Connecticut. The Bank's deposit gathering base is concentrated in the communities surrounding its offices, while its primary lending area extends throughout the greater metropolitan New York area. Most of the Bank's mortgage loans are secured by properties located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County.

      The Bank faces significant competition both in making loans and in attracting deposits. Its market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations, mortgage banking companies, and insurance companies. Additionally, the Bank faces competition from non-traditional financial service companies and, on a nationwide basis, from companies that solicit loans and deposits over the Internet.

      Competition is likely to increase as a result of recent regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and the entrance into the financial services market by non-traditional and non-depository financial services providers, including insurance companies and securities brokerage and underwriting firms. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 53.51% of the Bank's loan portfolio at year-end 2000. Management anticipates that competition for multi-family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of lending activity.

Lending Activities

      Loan and Mortgage-backed Securities Portfolio Composition. The Bank's loan portfolio consists primarily of multi-family mortgage loans on both rental and cooperative apartment buildings, and conventional first mortgage loans secured by one-to-four family homes. To a lesser extent, the Bank also originates commercial real estate loans, construction loans, and home equity and other consumer loans. At December 31, 2000, the Bank's gross loan portfolio totaled $3.6 billion, of which $1.9 billion, or 53.51%, were multi-family mortgage loans, and $1.3 billion, or 34.85%, were one-to-four family first mortgage loans. Of the total mortgage loan portfolio at year-end 2000, 69.14% were adjustable rate loans and 30.86% were fixed-rate loans. The Bank's mortgage loan portfolio also included $324.1 million in commercial real estate loans and $59.5 million in construction loans. In addition, the Bank had $3.7 million in cooperative apartment loans, $12.2 million in home equity loans generally secured by second liens on real property, and $23.8 million in other consumer loans at December 31, 2000.

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

      The Bank has invested in a variety of mortgage-backed securities, some of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") or the Federal National Mortgage Association ("FNMA"). At December 31, 2000, mortgage-backed securities totaled $161.6 million, or 3.43% of total assets. The market value of such securities was approximately $161.6 million at December 31, 2000. Of the $161.6 in million total mortgage-backed securities, $159.7 million were classified as available for sale and $1.9 million were classified as held to maturity.

      Loan Originations, Purchases, Sales, and Servicing. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed-rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Generally, the Bank does not purchase whole mortgage loans or loan participations. Prior to the year 2000, the Bank held all adjustable rate one-to-four family mortgage loans that it originated, and generally sold any fixed-rate one-to-four family mortgage loans it originated to Savings Bank Life Insurance ("SBLI"). One-to-four family mortgage loans sold to SBLI during the year ended December 31, 1999 amounted to $2.0 million; no one-to-four family mortgage loans were sold to SBLI during 2000. In December 2000, the Bank sold one-to-four family mortgage loans totaling $1.7 million. On December 28, 2000, the Bank sold 458 fixed-rate one-to-four family mortgage loans totaling $105.7 million that it had acquired in the Haven transaction. Together with the proceeds from the sale of securities in December, the proceeds from the loan sales were used to reduce the balance of FHLB borrowings.

      For the fiscal years December 31, 2000 and 1999, originations of new ARM loans totaled $557.5 million and $563.9 million, respectively, or 90.51% and 92.32%, of all mortgage loan originations. Originations of fixed-rate loans totaled $58.4 million and $46.9 million, respectively, for the same periods, while sales of ARM loans and fixed-rate loans totaled $107.4 million and $213.6 million, respectively, for those periods. As of December 31, 2000, the Bank was servicing $1.1 billion in loans for others. The Bank is generally paid a fee up to 0.25% for servicing loans sold.

      Multi-Family Lending. The Bank originates multi-family loans (defined as loans on properties with five or more units), which are secured by rental or cooperative apartment buildings located primarily in the greater metropolitan New York area. At December 31, 2000, the Bank's portfolio of multi-family mortgage loans totaled $1.9 billion, representing 53.51% of the total loan portfolio. Of this total, $1.6 billion, or 81%, were secured by rental apartment buildings and $362.5 million, or 19%, were secured by underlying mortgages on cooperative apartment buildings.

      Such loans are generally originated for terms of 10 years at a rate of interest that adjusts to the prime rate of interest, as reported in The New York Times, plus a margin of 100 basis points, in each of years six through ten. In 2000, the majority of the Bank's multi-family mortgage loan originations featured a fixed-rate for the first five years of the credit; prepayment penalties range from five points to two over the first five years of the loan. At year-end 2000, 69% of the Bank's multi-family mortgage loans were adjustable rate credits, including $1.3 billion that are due to adjust in 2001. Properties securing multi-family mortgage loans are appraised by independent appraisers approved by the Bank.

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

      The Bank's largest concentration of loans to one borrower at December 31, 2000 consisted of 24 loans secured by 24 multi-family properties located in the Bank's primary market area. These loans were made to several borrowers who are deemed to be related for regulatory purposes. As of December 31, 2000, the outstanding balance of these loans totaled $25.7 million and, as of such date, all such loans were performing in accordance with their terms. The Bank's concentration of such loans did not exceed its "loans-to-one-borrower" limitation.

      Loans secured by multi-family properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by multi-family buildings are generally dependent on the income produced by such properties, which, in turn, is dependent on the successful operation or management of the properties; accordingly, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the local economy. The Bank seeks to minimize these risks through its underwriting policies, which restrict new originations of such loans to the Bank's primary lending area and require such loans to be qualified on the basis of the property's net income and debt service ratio. Since 1987, one loan on a multi-family property located outside of the primary lending area was foreclosed upon and subsequently sold.

      One-to-Four Family Mortgage Lending. At December 31, 2000, $1.3 billion, or 34.85%, of the Bank's loan portfolio, consisted of one-to-four family mortgage loans; however the concentration of one-to-four family mortgage loans is expected to decline in 2001. Effective December 1, 2000, the Bank adopted a policy of originating such loans on a pass-through basis. Applications are taken and processed by one of the nation's leading mortgage brokers; upon closing, the loans are sold to the broker, service-released.

      The Bank had non-performing loans of $9.1 million at December 31, 2000, primarily consisting of one-to-four family mortgage loans. Since 1990, the Bank has foreclosed on 51 one-to-four family residential properties; one property, with a carrying value of $12,000, remained in foreclosed real estate as of December 31, 2000.

      In the years ended December 31, 2000 and 1999, the Bank originated one-to-four family ARM loans of $724,000 and $1.4 million respectively. For the years ended December 31, 2000 and 1999, the Bank originated $1.8 million and $4.2 million, respectively, of fixed-rate one-to-four family mortgage loans.

      Prior to the year 2000, the Bank held all adjustable rate one-to-four family mortgage loans that it originated, and generally sold any fixed-rate one-to-four family mortgage loans it originated to Savings Bank Life Insurance ("SBLI"), while retaining the servicing rights. One-to-four family mortgage loans sold to SBLI during the year ended December 31, 1999 amounted to $2.0 million; no one-to-four family mortgage loans were sold to SBLI during 2000.

      On December 28, 2000, the Bank sold fixed-rate one-to-four family mortgage loans totaling $105.7 million that it had acquired in the Haven transaction, while retaining the servicing rights. As of December 31, 2000 the Bank's portfolio of loans serviced for others totaled $1.1 billion. In December 2000, the Bank sold one-to-four family mortgage loans totaling $1.7 million to Cendant Mortgage Corporation. The Bank intends to continue to sell all of its newly originated one-to-four family mortgage loans as a means of managing its interest rate risk; however, no assurances can be made that the Bank will be able to do so in the future.

      Commercial Real Estate Lending. The Bank offers commercial real estate loans that are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings. At December 31, 2000, the Bank had loans secured by commercial real estate of $324.1 million, comprising 8.9% of the Bank's total loan portfolio. Commercial real estate loans may be originated in amounts of up to 75% of the appraised value of the mortgaged property. Such loans are typically made for terms of ten years with interest rates charged in the same manner as the Company's multi-family loans. To originate commercial real estate loans, the Bank requires one or more of the following: personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised by independent appraisers approved by the Bank.

      Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. The Bank seeks to minimize these risks through its lending policies and underwriting standards, which restrict new originations of such loans to the Bank's primary lending area and qualify such loans on the basis of the property's net income and debt service ratio.

      Construction Lending. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and, to a lesser extent, multi-family properties. The Bank's policies provide that construction loans may be made in amounts of up to 70% of the appraised value of the project. The Bank generally has provided construction loans only as an accommodation to existing customers and does not actively solicit such loans. The Bank generally requires personal guarantees and a permanent loan commitment. Construction loans are made with adjustable rate terms of up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are structured to be converted to permanent end loans originated by the Bank at the end of the construction period or upon the borrower receiving permanent financing from another financial institution. As of December 31, 2000, the Bank had $59.5 million, or 1.64%, of its total loan portfolio invested in construction loans. The Bank does not currently intend to increase the level or ratio of its construction loans to total loans.

      Other Lending. Other loans outstanding at December 31, 2000 totaled $39.7 million, or 1.09% of the Bank's loan portfolio, and included cooperative apartment loans of $3.7 million, representing 9.37% of other loans. The Bank's home equity loans extend a line of credit ranging from a minimum of $10,000 to a maximum of $400,000. The credit line, when combined with the balance of the first mortgage lien, may not exceed 70% of the appraised value of the property at the time of the loan commitment. Home equity loans outstanding at December 31, 2000 totaled $12.2 million, against total available credit lines of $1.6 million. Effective December 1, 2000, the Company adopted a policy of originating other loans on a pass-through basis as a means of reducing credit and interest rate risk.

      Loan Approval Authority and Underwriting. The Board of Directors establishes lending authority for individual officers for its various loan products. For multi-family and commercial real estate loans, the Mortgage and Real Estate Committee must approve all loans. A loan in excess of $3.0 million must be approved by the Executive Committee; as of December 31, 2000, the Bank had 34 loans in excess of $3.0 million, with the highest amount being $31.5 million.

      Non-performing Loans and Foreclosed Assets. The Bank had $9.1 million in loans 90 days or more delinquent at December 31, 2000. Based on current market values, management does not currently expect to incur significant losses on its non-performing mortgage loans.

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

      With respect to multi-family and commercial real estate loans, any loans that become 20 days delinquent are reported to the Executive Vice President, Mortgages. The Bank then attempts to contact such borrowers by telephone. Before a loan becomes 30 days past due, the Bank conducts a physical inspection of the property. Once contact is made with the borrower, the Bank attempts to obtain full payment or to work out a repayment schedule. If the Bank determines that successful repayment is unlikely, the Bank initiates foreclosure proceedings, typically before the loan becomes 60 days delinquent.

      The Bank's policies provide that management report monthly to the Mortgage and Real Estate Committee and Executive Committee regarding classified assets. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulatory guidelines, and believes its classification policies are consistent with regulatory policies. All classified assets of the Bank are included in non-performing loans 90 days or more delinquent or foreclosed real estate.

      When loans are designated as "in foreclosure", the accrual of interest and amortization of origination fees continues up to net realizable value less the transaction cost of disposition. During the years ended December 31, 2000, 1999, and 1998, the amounts of additional interest income that would have been recorded on mortgage loans in foreclosure, had they been current, totaled $435,000, $641,000, and $1.1 million, respectively. These amounts were not included in the Bank's interest income for the respective periods.

      The following table sets forth information regarding all mortgage loans in foreclosure, loans which are 90 days or more delinquent, and foreclosed real estate at the dates indicated. At December 31, 2000, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," as amended by SFAS No. 114.

                                                     At December 31,

                                     2000       1999       1998       1997       1996
                                   -------    -------    -------    -------    -------
(dollars in thousands)

Mortgage loans in foreclosure      $ 6,011    $ 2,886    $ 5,530    $ 6,121    $ 6,861
Loans 90 days or more delinquent
    and still accruing interest      3,081        222        663      1,571      2,798
                                   -------    -------    -------    -------    -------
Total non-performing loans           9,092      3,108      6,193      7,692      9,659
                                   -------    -------    -------    -------    -------

Foreclosed real estate                  12         66        419      1,030        627
                                   -------    -------    -------    -------    -------
Total non-performing assets        $ 9,104    $ 3,174    $ 6,612    $ 8,722    $10,286
                                   =======    =======    =======    =======    =======
Total non-performing loans to
    loans, net                        0.25%      0.19%      0.42%      0.55%      0.84%
Total non-performing assets to
    total assets                      0.19       0.17       0.38       0.54       0.76

      Management monitors non-performing loans and, when deemed appropriate, writes down such loans to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans.

      At December 31, 2000, foreclosed real estate consisted of one residential property with an aggregate carrying value of $12,000. The Bank generally conducts appraisals on all properties securing mortgage loans in foreclosure and foreclosed real estate as deemed appropriate and, if necessary, charges off any declines in value at such times. Based upon management's estimates as to the timing of, and expected proceeds from, the disposition of these loans, no material loss is currently expected to be incurred.

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

Allowance for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the regional and national economies. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the current market value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the valuation of foreclosed real estate. While the Bank believes that the level of its loan loss allowance is adequate and utilizes a conservative approach when evaluating the adequacy of its loan loss allowance, such authorities may require the Bank to recognize additions to the allowance based on their judgment about information made available to them at the time of their examinations.

      The allowance for loan losses is composed of 5 separate categories corresponding to the various loan classifications listed in Statistical Data-D, "Composition of the Loan Portfolio." Within these categories, there is a further stratification allowing analysis of each loan based on its performing or non-performing status.

      Non-performing loans have been assigned risk weightings (based on an aging schedule) ranging from 300 to 750 basis points. The performing portfolio is similarly reviewed, with risk weightings ranging from 23 to 200 basis points. The respective portfolio classifications and the corresponding risk weighting formulae resulted in the allocation of the allowance for loans losses as presented in Statistical Data-C, "Summary of the Allowance for Loan Losses."

      Each element of the allowance for loan losses corresponds to the various loan classifications. While each element as of December 31, 1999 and December 31, 2000 is summarized in Statistical Data-C, the overall risk weighting increased from 44 basis points of coverage (as of December 31, 1999) to 50 (as of December 31, 2000) basis points of coverage to the entire portfolio. The major category components that had risk weight changes involved the one-to-four residential loans (performing sub-category only) and the multi-family loans.

      The underlying credit analysis of the one-to-four family performing residential loans considered the average age and loan-to-value ratios which resulted in a modest risk weighting decrease from 22 basis points as of December 31, 1999 to 19 basis points as of December 31, 2000. The multi-family category was evaluated in similar fashion; however, additional consideration was given to the payment history experience, selected physical inspections of the collateral, and the lack (in totality) of any charge-offs in this category over several years. This resulted in a risk weighting increase from 37 basis points (as of December 31, 1999) to 40 basis points (as of December 31, 2000).

      Impaired loans were either one-to-four family residential loans that were 90 days or more delinquent and had an assigned risk weighting of 300 basis points, or were loans in foreclosure and had an overall assigned risk weighting of 750 basis points. These risk weightings for impaired loans remained constant at both measurement dates being discussed. The year-end balances of these two categories of impaired loans are presented in the table on page 6.

      The remaining categories, comprising approximately 12% of the entire loan portfolio, had the following risk weighted assessments: construction loans, which had outstanding balances ranging from $4.8 million to $59.5 million over the measurement dates, had an overall increase in risk weighting from 134 basis points to 150 basis points; outstanding balances on commercial real estate loans ranged from $96.0 million to $324.1 million and also experienced an increase from 125 basis points to 175 basis points over the measurement dates; other loans having outstanding balances increased from $8.7 million to $39.7 million and remained constant with a risk weighting assessment of 200 basis points at all measurement dates.

      In order to determine its overall adequacy, the allowance for loan losses is reviewed quarterly by both management (through its Classification of Assets Committee) and the Board of Directors' designated committee (the Mortgage and Real Estate Committee).

      Various factors are considered in determining the appropriate level of the allowance for loan losses. These factors include, but are not limited to:

      1)    End of period levels and observable trends in non-performing loans;

      2) Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-off (if any);

      3) Analysis of the portfolio in the aggregate as well as on an individual loan basis, which analysis considers:

            i.    payment history;
            ii. underwriting analysis based upon current financial information, and;
            iii. current inspections of the loan collateral by qualified in-house property appraisers/inspectors.

      4) Bi-weekly meetings of executive management with the Mortgage and Real Estate Committee (which committee includes 4 outside directors, each possessing over 30 years of complementary real estate experience) during which observable trends in the local economy and their effect on the real estate market are discussed.

      5) Discussions with and periodic review by the various governmental regulators (e.g., Federal Deposit Insurance Corporation, the New York State Banking Department); and

      6) Full Board assessment of all of the above when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

      When the Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that such asset may result in a loss. The Bank may, however, increase its general valuation allowance in an amount deemed prudent. General valuation allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Bank's determination as to the classification of its assets and the amount of its valuation allowances are subject to review by the FDIC and the Banking Department, which can order the establishment of additional general or specific loss allowances.

      At December 31, 2000, the total allowance was $18.1 million, which amounted to 198.68% of non-performing loans and 198.42% of non-performing assets. The increase of $11.0 million from 1999 stemmed from the Haven acquisition. For the years ended December 31, 2000 and 1999, the Bank had no net charge-offs against this allowance. The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate. See Statistical Data-A, B, C, and D for components of the Bank's mortgage loan portfolio, maturity and repricing, and for a summary of the allowance for loan losses.

Mortgage-backed Securities

      Most of the Bank's mortgage-backed securities are directly or indirectly insured or guaranteed by the FNMA, FHLMC, or GNMA. At December 31, 2000, mortgage-backed securities totaled $161.6 million, representing 3.43% of total assets. Of the $161.6 million in total mortgage-backed securities, $1.9 million were classified by the Bank as held to maturity and $159.7 million were classified as available for sale. Because a majority of the Bank's mortgage-backed securities are either adjustable rate or are FHLMC five-year term securities, the Bank anticipates that all of its mortgage-backed securities will prepay or reprice within three years. At December 31, 2000, the mortgage-backed securities portfolio had a weighted average interest rate of 6.95% and a market value of approximately $161.6 million. See Statistical Data-E for components of the mortgage-backed securities portfolio.

Investment Activities

      General. The investment policy of the Bank, which is established by the Board of Directors and implemented by the Mortgage and Real Estate Committee and the Investment Committee, together with certain executive officers of the Bank, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The Bank's current securities investment policy permits investments in various types of liquid assets, including U.S. Treasury securities, obligations of various Federal agencies, and bankers' acceptances of other Board-approved financial institutions, investment grade corporate securities, commercial paper, certificates of deposit, and Federal funds. The Bank currently does not participate in hedging programs or interest rate swaps and does not invest in non-investment grade bonds or high-risk mortgage derivatives. See Statistical Data-E, "Securities, Money Market Investments, and Mortgage-backed Securities".

Sources of Funds

      General. Deposits, repayments of loans and mortgage-backed securities, and maturities and redemptions of investment securities are the Bank's traditional sources of funds for lending, investing, and other general purposes. In recent years, FHLB borrowings have been increasingly utilized to fund increasing loan demand; however, the increase in deposits stemming from the Haven acquisition is likely to reduce the Company's use of borrowings in the near term.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits principally consist of certificates of deposit ("CDs") and money market accounts, together with savings accounts, demand deposits, and NOW accounts. The flow of deposits is influenced significantly by general economic conditions, the restructuring of the banking industry changes in money market and prevailing interest rates, and competition with other financial institutions. The Bank's deposits are typically obtained from customers residing or working in the communities in which its offices are located. The Bank relies primarily on long-standing relationships with customers to retain these deposits. At December 31, 2000, $320.7 million, or 9.85% of the Bank's deposit balance, consisted of CDs with a balance of $100,000 or more.

      Borrowings. The Bank is a member of the FHLB-NY, and had a $1.9 billion line of credit at December 31, 2000. To supplement its funding in a year of increased lending and acquisition-related share repurchases, the Company drew on its line of credit with the FHLB in 2000. FHLB borrowings totaled $958.7 million at December 31, 2000. A $10.0 million line of credit with a correspondent financial institution is also available to the Bank.

      On June 28, 2000, the Company sponsored the creation of Queens Capital Trust I ("Trust" I), a Delaware statutory business trust. The Company is the owner of all of the common securities of the Trust I. On July 26, 2000, the Trust I issued $10.0 million of its 11.045% capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $309,000 capital contribution for the Trust I common securities, were used to acquire $10.3 million aggregate principal amount of the Company's 11.045% Junior Subordinated Notes due July 19, 2030, which constitute the sole asset of the Trust I. The Company has, through a trust agreement establishing the Trust I, a guarantee agreement, the notes and the related indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust I's obligations under the capital securities.

      On August 23, 2000, the Company sponsored the creation of Queens County Statutory Trust I ("Trust II"), a Connecticut statutory trust. The Company is the owner of all of the common securities of the Trust II. On September 7, 2000, the Trust II issued $15.0 million of its 10.60% capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $464,000 capital contribution for the Trust II common securities, were used to acquire $15.5 million aggregate principal amount of the Company's 10.60% Junior Subordinated Deferrable Interest Debentures due September 7, 2030, which constitute the sole asset of the Trust II. The Company has, through a trust agreement establishing the Trust II, the guarantee agreement, the debentures and the related indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust II's obligations under the capital securities.

      In addition, the Company assumed two trusts in connection with the acquisition of Haven Bancorp, Inc., Haven Capital Trust I, which issued $25.0 million of 10.46% capital securities scheduled to mature on February 1, 2027, and Haven Capital Trust II, which issued $25.3 million of 10.25% capital securities scheduled to mature on September 30, 2029.

Subsidiary Activities

      Under its New York State leeway authority, the Bank has formed six wholly-owned subsidiary corporations: M.F.O. Holding Corp. ("MFO") holds title to banking premises; Main Omni Realty Corp.'s purpose is to hold, operate, and maintain real estate acquired by the Bank as a result of foreclosure or by deed in lieu; and Queens Realty Trust, Inc. which holds a pool of qualifying mortgage loans for investment purposes. Queens County Capital Management, Inc. ("QCCM") sells annuity products for the Bank; as a result of the acquisition, the Bank also now has CFS Investments, Inc., which sells non-deposit investment products and life insurance for the Bank; and CFS Investments New Jersey, Inc. which owns Columbia Preferred Capital Corporation ("CPCC") and holds various types of mortgage loans for investment purposes. The Bank is also an affiliate of CFS Insurance Agency, Inc., which sells property and casualty, auto and business insurance.

Personnel

      At December 31, 2000, the number of full-time equivalent employees was
908. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

      A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. The Bank does all of its business within this District (except for the branch offices in Connecticut and New Jersey), and is subject to this surcharge rate of 17.00%.

      Delaware State Taxation. As a Delaware business corporation, the Company is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. These taxes and fees were not material in 2000.

                           REGULATION AND SUPERVISION

General

      The Bank is a New York State-chartered stock form savings bank and its deposit accounts are insured under the Bank Insurance Fund ("BIF"), up to applicable limits by the FDIC. The Bank is subject to extensive regulation and supervision by the New York State Banking Department ("Banking Department"), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Banking Department and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC, or through legislation, could have a material adverse impact on the Company and the Bank and their operations, and the Company's shareholders. The Company is required to file certain reports, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Banking Department and of the Securities and Exchange Commission ("SEC") under Federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

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

      New York savings banks may also invest in subsidiaries under a service corporation power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities, which may be authorized by the Banking Department. Investment by a savings bank in the stock, capital notes, and debentures of its service corporations is limited to 3% of the savings bank's assets, and such investments, together with the savings bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

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

      Under New York State Banking Law, a New York State chartered stock form savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

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

      As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier I Leverage Capital ratio of 5%, Total Capital ratio of 10% and Tier I Capital Ratio of 6%.

      The following is a summary of the Bank's regulatory capital at December 31, 2000:

Tier 1 Leverage Capital to Average Assets                                  6.38%
Total Capital to Risk-Weighted Assets                                     13.02%
Tier I Capital to Risk-Weighted Assets                                    12.11%

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

Investment Activities

      Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks. Notwithstanding state law, FDICIA and the FDIC regulations hereunder permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of Nasdaq(R) and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline certain application procedures for healthy banks and impose certain quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier 1 Capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 2000, the Bank had $23.3 million of such investments.

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

Transactions with Affiliates

      Under current Federal law, transactions between depository institutions and their affiliates are governed by Section 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies, which are controlled, by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to

20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

      Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate Federal-banking agency to directors, executive officers, and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

      The Bank is a member of Bank Insurance Fund ("BIF") and, through its merger with CFS Bank, also holds some deposits insured by the Savings Association Insurance Fund ("SAIF").

      The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution's primary Federal regulator, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for both BIF and SAIF deposits are determined semiannually by the FDIC and currently range from 0 basis points to 27 basis points.

The FDIC is authorized to raise the assessment rates in certain circumstances, including maintaining or achieving the designated reserve ratio of 1.25%, which requirement the BIF and SAIF currently meet. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, spreads the obligations for payment of the financing Corporation ("FICO") bonds across all SAIF and BIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000.

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

Community Reinvestment Act

      Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings institution; to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution's CRA rating and further requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC in September 1999, was "satisfactory."

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

Federal Reserve System

      Under Federal Reserve Board ("FRB") regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; for accounts greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% against that portion of total transaction accounts in excess of $42.8 million). The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve

Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock of $72.0 million at December 31, 2000. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 2000, and 1999, dividends from the FHLB-NY to the Bank, amounted to $4.1 million and $2.0 Million, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Holding Company Regulation

      Federal Regulation. The Company is currently subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended ("BHCA"), as administered by the FRB.

      The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the Banking Department.

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

      The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. See "Capital Maintenance." At December 31, 2000, the Company's total and Tier 1 capital exceeded these requirements.

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

      Under the FDI Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever held as a separate subsidiary a depository institution in addition to the Bank.

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

STATISTICAL DATA

The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the consolidated financial statements and related notes and the discussion included in the Management's Discussion and Analysis of Financial Condition and Results of Operations that are indexed on the Form 10-K Cross Reference Index.

A. Mortgage and Other Lending Activities

The following table sets forth the Bank's loan originations and mortgage-backed securities, including purchases, sales, and principal repayments, for the periods indicated:

                                                                             For the
                                                                     Years Ended December 31,
                                                                     ------------------------
(dollars in thousands)                                          2000           1999           1998
                                                             ----------     ----------     ----------
Mortgage loans (gross):
    At beginning of period                                   $1,601,796     $1,487,256     $1,394,939
    Mortgage loans originated:
       One-to-four family                                         6,205         26,338          7,473
       Multi-family                                             541,734        603,347        409,800
       Commercial real estate                                    58,899         42,708         32,826
       Construction                                               9,133          4,433          2,091
                                                             ----------     ----------     ----------
Total mortgage loans originated                                 615,971        676,826        452,190
Mortgage loans acquired from Haven                            1,749,180             --             --
Principal repayments                                            185,539        348,036        349,952
Mortgage loans sold                                             185,137        213,597          8,647
Mortgage loans transferred to foreclosed real estate                 --            651          1,274
                                                             ----------     ----------     ----------
At end of period                                              3,596,273      1,601,796      1,487,256
Other loans (gross):
       At beginning of period                                     8,742          9,750         10,795
       Other loans originated and/or acquired from Haven         36,655          2,039          2,008
       Principal repayments                                       5,649          3,047          3,053
                                                             ----------     ----------     ----------
       At end of period                                          39,748          8,742          9,750
                                                             ----------     ----------     ----------

Total loans                                                  $3,636,021     $1,610,538     $1,497,006
                                                             ==========     ==========     ==========

Mortgage-backed securities:
    At beginning of period                                   $    2,094     $   19,680     $   49,781
    Principal repayments                                            171         17,586         30,101
                                                             ----------     ----------     ----------
    At end of period                                         $    1,923     $    2,094     $   19,680
                                                             ==========     ==========     ==========

B. Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 2000. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $185.5 million for the twelve months ended December 31, 2000.

                                                              Mortgage and Other Loans
                                                               at December 31, 2000
                                                               --------------------

                                   1-4         Multi-    Commercial                    Home                      Total
(dollars in thousands)            Family       Family    Real Estate  Construction    Equity       Other         Loans
                                ----------   ----------  -----------  ------------  ----------   ----------   ----------
Amount due:
   Within one year              $  181,995   $  279,460   $   46,547   $   59,469   $   12,240   $    3,951   $  583,662
   After one year:
     One to three years            190,573      292,634       48,741           --           --        4,137      536,085
     Three to five years           601,234      923,220      153,771           --           --       13,053    1,691,278
     Five to ten years             270,782      415,798       69,255           --           --        5,879      761,714
     Ten years and over             22,496       34,544        5,754           --           --          488       63,282
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Total due or repricing
       after one year            1,085,085    1,666,196      277,521           --           --       23,557    3,052,359
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Total amounts due or
       repricing, gross         $1,267,080   $1,945,656   $  324,068   $   59,469   $   12,240   $   27,508   $3,636,021
                                ==========   ==========   ==========   ==========   ==========   ==========   ==========

The following table sets forth, at December 31, 2000, the dollar amount of all loans due after December 31, 2001, and indicates whether such loans have fixed or adjustable rates of interest.

                                             Due after December 31, 2001
                                      ------------------------------------------
(dollars in thousands)                  Fixed         Adjustable         Total
                                      ----------      ----------      ----------

Mortgage loans:
   One-to-four family                 $  358,490      $  726,595      $1,085,085
   Multi-family                          510,498       1,155,698       1,666,196
   Commercial real estate                 65,237         212,284         277,521
                                      ----------      ----------      ----------
Total mortgage loans                  $  934,225      $2,094,577      $3,028,802
Other loans                               15,224           8,333          23,557
                                      ----------      ----------      ----------
Total loans                           $  949,449      $2,102,910      $3,052,359
                                      ==========      ==========      ==========

C. Summary of the Allowance for Loan Losses

The allowance for loan losses was allocated as follows at December 31,:

                                    2000                    1999
                            ---------------------------------------------
                                        Percent                 Percent
                                           of                      of
                                        Loans in                Loans in
                                        Category                Category
                                        to Total                to Total
(dollars in thousands)      Amount       Loans      Amount       Loans
                            -------     ------      -------     ------
Mortgage loans:
   One-to-four family       $ 2,923      16.18%     $   663       9.42%
   Multi-family               7,783      43.08        4,927      70.08
   Construction                 892       4.94           64       0.91
   Commercial real estate     5,671      31.40        1,202      17.10
   Other loans                  795       4.40          175       2.49
                            -------     ------      -------     ------
Total loans                 $18,064     100.00%     $ 7,031     100.00%
                            =======     ======      =======     ======
                                  1998                  1997                  1996
                            -----------------------------------------------------------------
                                     Percent               Percent               Percent
                                        of                    of                    of
                                     Loans in              Loans in              Loans in
                                     Category              Category              Category
                                     to Total              to Total              to Total
(dollars in thousands)      Amount    Loans      Amount     Loans       Amount    Loans
                            -------  ------      -------   ------      -------   ------
Mortgage loans:
   One-to-four family       $ 1,341   14.22%     $ 1,592    16.88%     $ 1,812    19.36%
   Multi-family               6,686   70.89        6,521    69.14        6,168    65.90
   Construction                  28    0.30           23     0.24           24     0.26
   Commercial real estate     1,181   12.52        1,080    11.45        1,110    11.86
   Other loans                  195    2.07          215     2.29          245     2.62
                            -------  ------      -------   ------      -------   ------
Total loans                 $ 9,431  100.00%     $ 9,431   100.00%     $ 9,359   100.00%
                            =======  ======      =======   ======      =======   ======

      The preceding allocation is based upon an estimate at a given point in time, based on various factors, including, but not limited to, local economic conditions. A different allocation methodology may be deemed to be more appropriate in the future.

D. Composition of Loan Portfolio

The following table sets forth the composition of the Bank's portfolio of mortgage and other loans in dollar amounts and in percentages at December 31,:

                                         2000                          1999                        1998
                                -----------------------      ------------------------     ------------------------

                                                Percent                       Percent                      Percent
                                                   of                           of                           of
(dollars in thousands)            Amount         Total         Amount          Total        Amount          Total
                                ----------      -------      ----------       -------     ----------       -------
Mortgage loans:
  One-to-four family            $1,267,080        34.85%     $  152,644         9.48%     $  178,770        11.94%
  Multi-family                   1,945,656        53.51       1,348,351        83.72       1,239,094        82.77
  Commercial real estate           324,068         8.91          96,008         5.96          67,494         4.51
  Construction                      59,469         1.64           4,793         0.30           1,898         0.13
                                ----------       ------      ----------       ------      ----------       ------
Total mortgage loans             3,596,273        98.91       1,601,796        99.46       1,487,256        99.35
                                ----------       ------      ----------       ------      ----------       ------

Other loans:
  Cooperative apartment              3,726         0.10           4,856         0.30           4,802         0.32
  Home equity                       12,240         0.34           1,347         0.08           1,793         0.12
  Student                              683         0.02               8         0.00               8         0.00
  Passbook savings                     779         0.02             331         0.02             321         0.02
  Other                             22,320         0.61           2,200         0.14           2,826         0.19
                                ----------       ------      ----------       ------      ----------       ------
Total other loans                   39,748         1.09           8,742         0.54           9,750         0.65
                                ----------       ------      ----------       ------      ----------       ------
Total loans                      3,636,021       100.00%      1,610,538       100.00%      1,497,006       100.00%
                                ----------       ======      ----------       ======      ----------       ======

Less:
  Unearned discounts                    18                           24                           22
  Net deferred loan
     Origination fees                1,553                        2,404                        1,034
  Allowance for loan losses         18,064                        7,031                        9,431
                                ----------                   ----------                   ----------
Loans, net                      $3,616,386                   $1,601,079                   $1,486,519
                                ==========                   ==========                   ==========
                                         1997                         1996
                                ------------------------     ------------------------

                                                 Percent                      Percent
                                                   of                           Of
(dollars in thousands)            Amount          Total        Amount          Total
                                ----------       -------     ----------       -------
Mortgage loans:
  One-to-four family            $  224,287        15.96%     $  256,904        22.21%
  Multi-family                   1,107,343        78.78         822,364        71.10
  Commercial real estate            61,740         4.39          63,452         5.49
  Construction                       1,538         0.10           1,598         0.14
                                ----------       ------      ----------       ------
Total mortgage loans             1,394,908        99.23       1,144,318        98.94
                                ----------       ------      ----------       ------

Other loans:
  Cooperative apartment              5,041         0.36           5,764         0.50
  Home equity                        2,386         0.17           2,819         0.24
  Student                                8         0.00              24         0.00
  Passbook savings                     312         0.02             375         0.03
  Other                              3,048         0.22           3,293         0.29
                                ----------       ------      ----------       ------
Total other loans                   10,795         0.77          12,275         1.06
                                ----------       ------      ----------       ------
Total loans                      1,405,734       100.00%      1,156,593       100.00%
                                ----------       ======       ---------       ======

Less:
  Unearned discounts                    19                           24
  Net deferred loan
     Origination fees                1,281                        1,058
  Allowance for loan losses          9,431                        9,359
                                ----------                   ----------
Loans, net                      $1,395,003                   $1,146,152
                                ==========                   ==========

E. Securities, Money Market Investments, and Mortgage-backed Securities

The following table sets forth certain information regarding the carrying and market values of the Bank's securities, money market investments, and mortgage-backed securities portfolios at the dates indicated:

                                                                   At December 31,
                                              2000                      1999                      1998
                                     ---------------------      --------------------     ---------------------
                                     Carrying      Market      Carrying      Market      Carrying      Market
(dollars in thousands)                 Value        Value        Value        Value        Value        Value
                                     --------     --------     --------     --------     --------     --------
Securities:
  U.S. Government and agency
     obligations                     $184,994     $184,161     $140,325     $135,797     $129,893     $129,586
  Equity securities                    95,286       95,492       55,690       55,762       26,978       27,125
  Corporate bonds                      61,140       61,140           --           --           --           --
  Capital trust notes                  25,191       23,892           --           --           --           --
                                     --------     --------     --------     --------     --------     --------
Total securities                     $366,611     $364,685     $196,015     $191,559     $156,871     $156,711
                                     ========     ========     ========     ========     ========     ========

Money market investments:
  Federal funds sold                 $124,622     $124,622     $  6,000     $  6,000     $ 19,000     $ 19,000
                                     --------     --------     --------     --------     --------     --------
Total money market investments       $124,622     $124,622     $  6,000     $  6,000     $ 19,000     $ 19,000
                                     ========     ========     ========     ========     ========     ========

Mortgage-backed securities:
  GNMA                               $  1,059     $  1,067     $  1,429     $  1,429     $ 15,886     $ 16,403
  FHLMC                                 6,886        6,942        2,094        2,135        3,794        3,929
  FNMA Certificates                    80,286       80,286           --           --           --           --
  CMOs and REMICs                      73,341       73,341           --           --           --           --
                                     --------     --------     --------     --------     --------     --------
Total mortgage-backed securities     $161,572     $161,636     $  3,523     $  3,564     $ 19,680     $ 20,332
                                     ========     ========     ========     ========     ========     ========

ITEM 2. PROPERTIES

      The Bank has 86 locations serving the greater metropolitan New York region, including 19 traditional branch offices (17 in Queens and one each in Nassau and Suffolk counties) and 67 in-store branches throughout New York City, Nassau, Suffolk, Rockland and Westchester counties, New Jersey, and Connecticut. The Bank's main office is located at 136-65 Roosevelt Avenue, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                    Leased              Date              Lease      Net Book Value
                                                      or              Leased or         Expiration         at
                                                    Owned             Acquired             Date     December 31, 2000
                                                    ------            ---------         ----------  -----------------
Corporate Headquarters (1)                          Owned               1997                 --        $11,377,204
615 Merrick Avenue
Westbury, NY 11590

Flushing Branch                                    Leased               2000               2015             44,626
136-65 Roosevelt Avenue
Flushing, NY 11354

Corona Branch                                       Owned               1923                 --            116,852
37-97 103rd Street
Corona, NY 11368

Little Neck Branch                                  Owned               1946                 --             42,126
251-31 Northern Blvd
Little Neck, NY 11363

                                                    Leased              Date              Lease        Net Book Value
                                                      or              Leased or         Expiration           at
                                                    Owned             Acquired             Date       December 31, 2000
                                                    ------            ---------         ----------    -----------------
Kew Gardens Hills Branch                            Owned               1948                 --             66,077
75-44 Main Street
Kew Gardens Hills, NY 11367

Jackson Heights Branch                             Leased               1974               2023            424,232
76-02 Northern Blvd
Jackson Heights, NY 11372

Astoria Branch (2)                                 Leased               1993               2018             89,100
31-42 Steinway Street
Astoria, NY 11103

Fresh Meadows Branch                               Leased               1995               2010              3,947
61-49 188th Street
Fresh Meadows, NY 11365

College Point Branch                               Leased               1996               2021              1,164
15-01 College Point Blvd
College Point, NY 11356

Murray Hill Branch                                 Leased               1997               2007             60,377
156-18 Northern Blvd
Flushing, NY 11354

Plainview Branch                                    Owned               1974                 --            281,185
1092 Old Country Road
Plainview, NY 11803

Woodside Branch                                    Leased               1999               2009             42,253
60-10 Queens Boulevard
Woodside, NY 11377

Mortgage Service Center (3)                         Owned               1991                 --          3,331,124
158-14 Northern Blvd
Flushing, NY 11358

Auburndale Customer Service Center                 Leased               1996               2006              1,357
193-10 Northern Blvd
Flushing, NY 11358

Ditmars Service Center                             Leased               1996               2005              4,398
31-09 Ditmars Blvd
Astoria, NY 11105

Corona Service Center                              Leased               1999               2007             51,074
51-13 108th Street
Corona, NY 11368

Bellerose Branch                                   Leased               1973               2003             64,384
244-19 Braddock Avenue
Bellerose, NY 11426

Forest Hills Branch                                Leased               1959               2013                 --
106-19 Continental Avenue
Forest Hills, NY 11375

Woodhaven Branch                                   Leased               1999               2014              3,845
93-22 Jamaica Avenue
Woodhaven, NY 11421

Rockaway Branch                                    Leased               1996               2008             27,299
104-08 Rockaway Beach Blvd.
Rockaway Park, NY 11694

Snug Harbor Branch                                 Leased               1977               2001            370,375
343 Merrick Road
Amityville, NY 11701

                                                    Leased              Date              Lease        Net Book Value
                                                      or              Leased or         Expiration           at
                                                    Owned             Acquired             Date       December 31, 2000
                                                    ------            ---------         ----------    -----------------
Ozone Park Branch                                   Owned               1976                 --            546,556
98-16 101st Avenue
Ozone Park, NY 11416

Howard Beach Branch                                 Owned               1971                 --            801,438
82-10 153rd Avenue
Howard Beach, NY 11414

Forest Parkway Branch                               Owned               1979                 --            269,012
80-35 Jamaica Avenue
Woodhaven, NY 11421

Medford Branch                                     Leased               1996               2001            125,453
700-60 Patchogue-Yaphank Road
Medford, NY 11763

Uniondale Branch                                   Leased               1996               2001            140,956
1121 Jerusalem Avenue
Uniondale, NY 11553

W. Babylon Branch                                  Leased               1997               2002            154,022
575 Montauk Highway
W. Babylon, NY 11704

Hauppauge Branch                                   Leased               1998               2003            229,795
335 Nesconset Highway
Hauppauge, NY 11788

Farmingvillle Branch                               Leased               1999               2004            216,652
2350 North Ocean Avenue
Farmingville, NY 11738

E. Islip Branch                                    Leased               1998               2003            196,532
2650 Sunrise Highway
E. Islip, NY 11730

Hylan Blvd. Branch                                 Leased               1999               2004            170,586
2424 Hylan Blvd.
Staten Island, NY 10306

Springfield Gardens Branch                         Leased               2000               2005            313,337
134-40 Springfield Blvd.
Springfield Gardens, NY 11413

Atlantic Terminal Branch                           Leased               1996               2001            149,422
625 Atlantic Avenue & Ft. Greene Place
Brooklyn, NY 11217

New Hyde Park Branch                               Leased               1996               2002            169,373
2335 New Hyde Park Road
New Hyde Park, NY 11040

N. Babylon Branch                                  Leased               1997               2002            161,005
1251 Deer Park Avenue
N. Babylon, NY 11703

Brentwood Branch                                   Leased               1997               2002            168,811
101 Wicks Road
Brentwood, NY 11717

Levittown Branch                                   Leased               1997               2002            173,341
3535 Hempstead Tpke.
Levittown, NY 11756b

                                                    Leased              Date              Lease        Net Book Value
                                                      or              Leased or         Expiration           at
                                                    Owned             Acquired             Date       December 31, 2000
                                                    ------            ---------         ----------    -----------------
Centereach Branch                                  Leased               1997               2002            173,271
2150 Middle Country Road
Centereach, NY 11720

East Meadow Branch                                 Leased               1997               2002            178,237
1897 Front Street
East Meadow, NY 11554

Woodbury Branch                                    Leased               1997               2002            172,397
8101 Jericho Tpke.
Woodbury, NY 11797

Patchogue Branch                                   Leased               1997               2002            166,465
395 Rt. 112
Patchogue, NY 11772

Baldwin Branch                                     Leased               1997               2002            174,694
1764 Grand Avenue
Baldwin, NY 11510

Seaford Branch                                     Leased               1999               2004            244,271
4055 Merrick Road
Seaford, NY 11783

Port Jefferson Branch                              Leased               1997               2002            190,190
5145 Nesconset Hwy.
Port Jefferson, NY 11776

Whitestone Branch                                  Leased               1997               2002            172,401
31-06 Farrington Street
Whitestone, NY 11357

Holbrook Branch                                    Leased               1997               2002            166,305
5801 Sunrise Hwy.
Holbrook, NY 11741

W. Babylon Branch                                  Leased               1997               2002            175,312
531 Montauk Hwy.
W. Babylon, NY 11704

Islip Branch                                       Leased               1997               2002            177,000
155 Islip Avenue
Islip, NY 11751

Shirley Branch                                     Leased               1997               2002            180,016
800 Montauk Hwy.
Shirley, NY 11967

Jericho Branch                                     Leased               1998               2003            192,023
366 North Broadway
Jericho, NY 11753

Franklin Square Branch                             Leased               1999               2004            217,647
460 Franklin Avenue
Franklin Sq., NY 11010

Long Island City Branch                            Leased               1998               2003            184,716
42-02 Northern Blvd.
Long Island City, NY 11100

Greenvale Branch                                   Leased               1998               2003            201,483
130 Wheatley Plaza
Greenvale, NY 11548

East Rockaway Branch                               Leased               1998               2003            191,777
492 E. Atlantic Avenue
East Rockaway, NY 11518

                                                    Leased              Date              Lease        Net Book Value
                                                      or              Leased or         Expiration           at
                                                    Owned             Acquired             Date       December 31, 2000
                                                    ------            ---------         ----------    -----------------
Boro Park Branch                                   Leased               1998               2003            204,259
1245 61st Street
Brooklyn, NY 11219

Starrett City Branch                               Leased               1997               2002            183,063
111-10 Flatlands Avenue
Brooklyn, NY 11207

Gowanus Branch                                     Leased               1998               2003            189,884
1-37 12th Street
Brooklyn, NY 11215

Pike Slip Branch                                   Leased               1997               2002            174,884
227 Cherry Street
New York, NY 10002

Richmond Avenue Branch                             Leased               1997               2002            200,264
2875 Richmond Avenue
Staten Island, NY 10314

Forest Avenue Branch                               Leased               1998               2003            219,299
1351 Forest Avenue
Staten Island, NY 10302

Monsey Branch                                      Leased               1997               2002            179,133
45 Route 59
Monsey, NY 10952

Nanuet Branch                                      Leased               1997               2002            188,952
Route 59 E
195 Rockland Center
Nanuet, NY 10954

Yonkers Branch                                     Leased               1998               2003            232,766
1757 Central Park Avenue
Yonkers, NY 10710

Port Chester Branch                                Leased               1998               2003            219,745
130 Midland Avenue
Port Chester, NY 10573

N. Yonkers Branch                                  Leased               1998               2003            173,356
2540 Central Park Avenue
N. Yonkers, NY 10710

Mount Vernon Branch                                Leased               1997               2002            207,738
One Pathmark Plaza
East 2nd & 3rd Avenues
Mount Vernon, NY 10550

Bay Shore Branch                                   Leased               1997               2002            185,459
1905 Sunrise Hwy.
Bay Shore, NY 11706

Ozone Park Branch                                  Leased               1997               2002            174,481
92-10 Atlantic Avenue
Ozone Park, NY 11416

Massapequa Branch                                  Leased               1997               2012             65,318
941 Carmans Road
Massapequa, NY 11758

Flushing Branch                                    Leased               1999               2004            194,198
155-15 Aguilar Avenue
Flushing, NY 11367

                                                    Leased              Date              Lease        Net Book Value
                                                      or              Leased or         Expiration           at
                                                    Owned             Acquired             Date       December 31, 2000
                                                    ------            ---------         ----------    -----------------
Castle Center Branch                               Leased               2000               2005             12,646
1720 Eastchester Road
Bronx, NY 10461

Hillside Branch                                    Leased               1998               2013            184,207
367 Highway 22W
Hillside, NJ 07205

Hackensack Branch                                  Leased               1997               2012            138,922
S. River St. & E. Main Moonachie Rd.
Hackensack, NJ 07601

Wayne Branch                                       Leased               1998               2013            147,185
625 Hamburg Tpke.
Wayne, NJ 07470

Palisades Park Branch                              Leased               1998               2013            168,256
201 Roosevelt Place
Palisades Park, NJ 07650

West Milford Branch                                Leased               1998               2013            194,996
23 Marshall Hill Road
West Milford, NJ 07480

Bound Brook Branch                                 Leased               1998               2013            176,535
611 West Union Avenue
Bound Brook, NJ 08805

W. Long Branch Branch                              Leased               1999               2013            263,744
50 Highway 36
W. Long Branch, NJ 07764

Bricktown Branch                                   Leased               1998               2013            169,438
Rt. 70 & Chambersbridge Rd.
Bricktown, NJ 08723

Bridgeport Branch                                  Leased               1998               2013            182,246
500 Sylvan Avenue
Bridgeport, CT 06606

Ansonia Branch                                     Leased               1998               2003            134,802
404 Main Street
Ansonia, CT 06401

Newtown Branch                                     Leased               1998               2003            159,765
6 Queen Street
Newtown, CT 06470

Milford Branch                                     Leased               1998               2003            137,994
157 Cherry Street
Milford, CT 06460

West Haven Branch                                  Leased               1998               2003            138,218
1131 Campbell Avenue
West Haven, CT 06516

Waterbury Branch                                   Leased               1998               2013            180,708
650 Wolcott Street
Waterbury, CT 06705

Meriden Branch                                     Leased               1998               2003            184,037
533 S. Broad Street
Meriden, CT 06450

CFS Insurance Agency                               Leased               1998               2003                 --
2100 Middle Country Road, Suite 115A
Centereach, NY 11720

(1) On December 15, 2000, the Company relocated its corporate headquarters to the former headquarters of Haven Bancorp, Inc. in Westbury, New York.

(2) This branch office replaced another branch office, formerly located at 31-02 Steinway Street, Astoria, which was closed as of June 28, 1993. The vacated space, which is owned by the Bank, has a net book value of $1.0 million and has subsequently been leased.

(3) The Bank currently leases a majority of the office space at this location to unrelated tenants.

ITEM 3. LEGAL PROCEEDINGS

      The Bank is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts, which are believed by management to be immaterial to the financial condition and results of operations of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on November 20, 2000. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to a joint proxy statement/prospectus dated October 13, 2000. Of the 20,122,640 shares eligible to vote at the special meeting, 18,877,864 were represented in person or by proxy.

Two proposals were submitted for a vote, with the following results:

                                             No. of Votes      No. of Votes    No. of Votes     Broker
                                                 For             Against        Abstaining     Non-Votes
                                                 ---             -------        ----------     ---------
 1. Approval and adoption of the              16,525,437          32,252          37,633       2,282,549
     Agreement and Plan of Merger,
     dated as of June 27, 2000 between
     Queens County Bancorp, Inc. and
     Haven Bancorp, Inc.

2.  Approval and adoption of the              18,726,291         115,590          35,983              -0-
     amendment of Article FIRST of
     the Certificate of Incorporation of
     Queens County Bancorp, Inc.,
     which amendment changes the
     name of Queens County Bancorp,
     Inc. to "New York Community
     Bancorp, Inc."

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on The Nasdaq Stock Market(R)and quoted under the symbol "NYCB".

      Information regarding the Company's common stock and its price during fiscal year 2000 appears on page 30 of the 2000 Annual Report to Shareholders under the caption "Market Price of Common Stock and Dividends Paid per Common Share" and is incorporated herein by this reference.

      As of March 23, 2001 the Company had approximately 960 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

            ITEM  6. SELECTED FINANCIAL DATA

      Information regarding selected financial data appears on page 8 of the 2000 Annual Report to Shareholders under the caption "Financial Summary" and is incorporated herein by this reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 11 through 30 of the 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding quantitative and qualitative disclosures about market risk appears on pages 17 through 19 of the 2000 Annual Report to Shareholders under the caption "Market Risk and Interest Rate Sensitivity" and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information regarding the consolidated financial statements and the Independent Auditors' Report appears on pages 31 through 55 of the 2000 Annual Report to Shareholders and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the directors and executive officers of the Registrant appears on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001, under the caption "Information with Respect to Nominees and Continuing Directors," and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation appears on pages 11 through 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners appears on pages 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001, under the caption "Security Ownership of Certain Beneficial Owners," and is incorporated herein by this reference.

      Information regarding security ownership of management appears on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2001, under the caption "Information with Respect to the Nominees, Continuing Directors, and Executive Officers," and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears on page 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001 under the caption "Transactions with Certain Related Persons," and is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The following consolidated financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 2000 and are incorporated by this reference herein:

      -     Consolidated Statements of Condition at December 31, 2000 and 1999;
      -     Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2000;
      -     Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 2000;
      -     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000;
      -     Notes to the Consolidated Financial Statements
      -     Management's Responsibility for Financial Reporting
      -     Independent Auditors' Report

      The remaining information appearing in the 2000 Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 2000

      On February 12, 2001, the Company filed a Current Report on Form 8-K regarding the Board of Directors' declaration of a three-for-two stock split in the form of a 50% stock dividend, payable on March 29, 2001 to shareholders of record on March 14, 2001.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

  Exhibit
  Number
  ------
    3.1    Certificate of Incorporation of Queens County Bancorp, Inc. (1)
    3.2    Bylaws of New York Community Bancorp, Inc. (attached hereto)
   10.1    Form of Employment Agreement between Queens County Savings Bank and Certain Officers (1)
   10.2    Form of Employment Agreement between Queens County Bancorp, Inc. and Certain Officers (1)
   10.3    Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (1)
   10.4    Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (1)
   10.5    Form of Queens County Savings Bank Recognition and Retention Plan for Officers (1)
   10.6    Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (2)
   10.7    Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (2)
   10.8    Form of Queens County Savings Bank Employee Severance Compensation Plan (1)
   10.9    Form of Queens County Savings Bank Outside Directors' Consultation and Retirement Plan (1)
   10.10   Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (1)
   10.11   ESOP Loan Documents (1)

   10.12   Incentive Savings Plan of Queens County Savings Bank (3)
   10.13   Retirement Plan of Queens County Savings Bank (1)
   10.14   Supplemental Benefits Plan of Queens County Savings Bank (4)
   10.15   Excess Retirement Benefits Plan of Queens County Savings Bank (1)
   10.16   Queens County Savings Bank Directors' Deferred Fee Stock Unit Plan (1)
   10.17   Queens County Bancorp, Inc. 1997 Stock Option Plan (5)
   11.0    Statement Re: Computation of Per Share Earnings
   13.0    2000 Annual Report to Shareholders
   21.0    Subsidiaries information incorporated herein by reference to Part I, "Subsidiaries"
   23.0    Consent of KPMG LLP, dated March 27, 2001
   99.0    Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852.
(2) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684.
(3) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682.
(4) Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995.
(5) Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997.