Form 10-Q
period 2001-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2001-05-11
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                         Commission File Number 0-22278

                        NEW YORK COMMMUNITY BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       06-1377322
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   615 Merrick Avenue Westbury, New York 11590
                   -------------------------------------------
                    (Address of principal executive offices)

       (Registrant's telephone number, including area code) 516: 683-4100
                                                            -------------

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                   43,542,333
                         -------------------------------
                         Number of shares outstanding at
                                   May 7, 2001

                 NEW YORK COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                        Three Months Ended March 31, 2001

INDEX                                                                   Page No.
-----                                                                   --------

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Condition as of
          March 31, 2001 (unaudited) and December 31, 2000                1

          Consolidated Statements of Income and Comprehensive
          Income for the Three Months Ended March 31, 2001
          and 2000 (unaudited)                                            2

          Consolidated Statement of Changes in Stockholders'
          Equity for the Three Months Ended March 31, 2001
          (unaudited)                                                     3

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2001 and 2000 (unaudited)                4

          Notes to Unaudited Consolidated Financial Statements            5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                     20

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               21

Item 2.   Changes in Securities                                           21

Item 3.   Defaults Upon Senior Securities                                 21

Item 4.   Submission of Matters to a Vote of Security Holders             21

Item 5.   Other Information                                               22

Item 6.   Exhibits and Reports on Form 8-K                                22

Signatures                                                                23

Exhibits                                                                  24

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                                 March 31,       December 31,
                                                                                   2001              2000
                                                                                (unaudited)
                                                                                -----------      ------------
Assets
Cash and due from banks                                                         $    82,064      $   133,093
Money market investments                                                            548,300          124,622
Securities held to maturity ($86,281 and $120,125 pledged, respectively)            181,628          222,534
Mortgage-backed securities held to maturity                                           1,881            1,923
Securities available for sale ($165,581 and $127,858 pledged, respectively)         342,449          303,734
Mortgage loans:
    1-4 family                                                                      727,746        1,267,080
    Multi-family                                                                  2,031,701        1,945,656
    Commercial real estate                                                          339,261          324,068
    Construction                                                                     57,425           59,469
                                                                                -----------      -----------
Total mortgage loans                                                              3,156,133        3,596,273
Other loans                                                                          32,654           39,748
Less:  Unearned loan fees                                                            (1,953)          (1,571)
       Allowance for loan losses                                                    (18,064)         (18,064)
                                                                                -----------      -----------
Loans, net                                                                        3,168,770        3,616,386
Premises and equipment, net                                                          38,167           39,191
Goodwill                                                                            116,589          118,070
Deferred tax asset, net                                                              29,207           42,360
Other assets                                                                        125,453          108,872
                                                                                -----------      -----------
Total assets                                                                    $ 4,634,508      $ 4,710,785
                                                                                ===========      ===========

Liabilities and Stockholders' Equity
Deposits:
    NOW and money market accounts                                               $   726,030      $   719,420
    Savings accounts                                                                504,826          492,604
    Certificates of deposit                                                       1,808,927        1,873,810
    Non-interest-bearing accounts                                                   174,031          171,360
                                                                                -----------      -----------
Total deposits                                                                    3,213,814        3,257,194
                                                                                -----------      -----------
Official checks outstanding                                                          32,598           41,239
Borrowings                                                                        1,033,222        1,037,505
Mortgagors' escrow                                                                   30,119           11,291
Other liabilities                                                                    38,392           56,146
                                                                                -----------      -----------
Total liabilities                                                                 4,348,145        4,403,375
                                                                                -----------      -----------
Stockholders' equity:
    Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                                        --               --
    Common stock at par $0.01 (60,000,000 shares authorized;
     46,455,336 shares issued; 43,457,043 and 44,370,186
     shares outstanding at March 31, 2001 and December 31, 2000,
     respectively)(1)                                                                   465              310
    Paid-in capital in excess of par                                                177,586          174,450
    Retained earnings (substantially restricted)                                    143,139          146,514
    Less: Treasury stock (2,998,293 and 2,085,853 shares, respectively)(1)          (29,623)          (2,388)
          Unallocated common stock held by ESOP                                      (8,382)          (8,485)
          Common stock held by SERP                                                  (3,770)          (3,770)
          Unearned common stock held by RRPs                                            (41)             (41)
    Accumulated other comprehensive income, net of tax effect                         6,989              820
                                                                                -----------      -----------
Total stockholders' equity                                                          286,363          307,410
                                                                                -----------      -----------
Total liabilities and stockholders' equity                                      $ 4,634,508      $ 4,710,785
                                                                                ===========      ===========

(1) Share amounts for the year 2000 have been adjusted to reflect a 3-for-2 stock split on March 29, 2001.

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                             For the
                                                        Three Months Ended
                                                            March 31,
                                                      ----------------------
                                                        2001          2000
                                                      -------       --------
Interest Income:
   Mortgage and other loans                           $70,509       $ 33,126
   Securities                                           8,903          3,023
   Mortgage-backed securities                           2,792             62
   Money market investments                             2,154             58
                                                      -------       --------
Total interest income                                  84,358         36,269
                                                      -------       --------

Interest Expense:
   NOW and money market accounts                        3,936            785
   Savings accounts                                     2,139          1,601
   Certificates of deposit                             27,180          8,076
   Borrowings                                          15,969          9,357
   Mortgagors' escrow                                       4              7
                                                      -------       --------
Total interest expense                                 49,228         19,826
                                                      -------       --------
      Net interest income                              35,130         16,443
Provision for loan losses                                  --             --
                                                      -------       --------
      Net interest income after
          provision for loan losses                    35,130         16,443
                                                      -------       --------

Other Operating Income:
   Fee income                                           7,933            501
   Other                                               20,548            610
                                                      -------       --------
Total other operating income                           28,481          1,111
                                                      -------       --------

Non-interest Expense:
   Compensation and benefits                            9,714          3,488
   Occupancy and equipment                              3,372            744
   General and administrative                           5,662          1,242
   Other                                                  672            164
                                                      -------       --------
Total operating expense                                19,420          5,638
Amortization of goodwill                                1,482             --
                                                      -------       --------
Total non-interest expense                             20,902          5,638
                                                      -------       --------

Income before income taxes                             42,709         11,916
Income tax expense                                     15,065          4,322
                                                      -------       --------
      Net income                                      $27,644       $  7,594
Comprehensive income, net of tax:
   Unrealized gain (loss) on securities                 6,169           (500)
                                                      -------       --------
      Comprehensive income                            $33,813       $  7,094
                                                      =======       ========

      Earnings per share                              $  0.68       $   0.28(1)
      Diluted earnings per share                      $  0.66       $   0.28(1)
                                                      =======       ========

(1) Amounts have been adjusted to reflect a 3-for-2 stock split on March 29, 2001.

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Three Months Ended
                                                                March 31, 2001
(in thousands, except per share data)                            (unaudited)
--------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
    Balance at beginning of year                                  $     310
    Shares issued                                                       155
                                                                  ---------
Balance at end of period                                                465
                                                                  ---------

Paid-in Capital in Excess of Par:
    Balance at beginning of year                                    174,450
    Shares issued and fractional shares                                (155)
    Tax benefit effect on stock plans                                 2,500
    Allocation of ESOP stock                                            791
                                                                  ---------
Balance at end of period                                            177,586
                                                                  ---------

Retained Earnings:
    Balance at beginning of year                                    146,514
    Net income                                                       27,644
    Dividends paid on common stock                                   (6,894)
    Exercise of stock options (1,328,169 shares)                    (24,125)
                                                                  ---------
Balance at end of period                                            143,139
                                                                  ---------

Treasury Stock:
    Balance at beginning of year                                     (2,388)
    Purchase of common stock (2,240,607 shares)                     (54,899)
    Exercise of stock options (1,328,169 shares)                     27,664
                                                                  ---------
Balance at end of period                                            (29,623)
                                                                  ---------

Employee Stock Ownership Plan:
    Balance at beginning of year                                     (8,485)
    Allocation of ESOP stock                                            103
                                                                  ---------
Balance at end of period                                             (8,382)
                                                                  ---------

SERP Plan:
    Balance at beginning of year                                     (3,770)
    Common stock acquired by SERP                                        --
                                                                  ---------
Balance at end of period                                             (3,770)
                                                                  ---------

Recognition and Retention Plans:
    Balance at beginning of year                                        (41)
    Earned portion of RRPs                                               --
                                                                  ---------
Balance at end of period                                                (41)
                                                                  ---------

Accumulated Comprehensive Income, Net of Tax:
    Balance at beginning of year                                        820
    Net unrealized appreciation in securities, net of tax             6,169
Balance at end of year                                                6,989
                                                                  ---------

Total stockholders' equity                                        $ 286,363
                                                                  =========

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               2001           2000
(in thousands)                                                                     (unaudited)
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net Income                                                               $  27,644      $   7,594
   Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                            1,197            258
       Accretion of discounts, net                                             (4,832)            --
       Amortization of net deferred loan origination fees                       1,021            220
       Amortization of goodwill                                                 1,482             --
       Net gain on redemption and sales of securities and
         mortgage-backed securities                                            (3,695)            --
       Net gain on sale of loans and foreclosed real estate                    (7,408)           (32)
       Tax benefit effect on stock plans                                        2,500          1,413
       Earned portion of ESOP                                                     103            439
   Changes in assets and liabilities:
       Decrease (increase) in deferred income taxes                            13,153           (488)
       Increase in other assets                                               (16,581)        (3,537)
       Decrease in official checks outstanding                                 (8,641)       (12,546)
       Decrease in other liabilities                                          (17,754)        (5,719)
                                                                            ---------      ---------
Total adjustments                                                             (39,455)       (19,992)
                                                                            ---------      ---------
Net cash used in operating activities                                         (11,811)       (12,398)
                                                                            ---------      ---------

Cash Flows from Investing Activities:
   Proceeds from redemption and sales of securities and mortgage-backed
     securities held to maturity                                                   42             63
   Proceeds from redemption and sales of securities available for sale        140,906            110
   Purchase of securities available for sale                                  (88,264)            --
   Net increase in loans                                                     (109,362)       (79,820)
   Proceeds from sale of loans and foreclosed real estate                     528,402             60
   Purchase of premises and equipment, net                                       (173)           (38)
                                                                            ---------      ---------
Net cash provided by (used in) investing activities                           471,551        (79,625)
                                                                            ---------      ---------

Cash Flows from Financing Activities:
   Net increase in mortgagors' escrow                                          18,828         14,888
   Net decrease in deposits                                                   (43,380)       (22,777)
   Net (decrease) increase in borrowings                                       (4,283)       107,776
   Cash dividends paid and options exercised, net                             (31,019)        (8,787)
   Purchase of Treasury stock, net of stock options exercised                 (27,237)        (2,968)
                                                                            ---------      ---------
Net cash (used in) provided by financing activities                           (87,091)        88,132
                                                                            ---------      ---------
Net increase (decrease) in cash and cash equivalents                          372,649         (3,891)
Cash and cash equivalents at beginning of period                              257,715         37,224
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $ 630,364      $  33,333
                                                                            =========      =========
Supplemental information:
   Cash paid for:
      Interest                                                              $  49,167      $  19,809
      Income taxes                                                              3,500          5,180
Transfers to foreclosed real estate from loans                                    150             --

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, New York Community Bank (the "Bank").

The statements reflect all normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders and incorporated by reference into the Company's 2000 Annual Report on Form 10-K.

Note 2. Impact of Accounting Pronouncements

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

On September 29, 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, which was issued in June 1996, and addresses implementation issues that were identified in applying SFAS No.
125. SFAS No. 140 is effective for transfers of financial assets (including securitizations) occurring after March 31, 2001. However, the provisions of SFAS No. 140 related to the recognition and reclassification of collateral in financial statements and disclosures related to securities transactions and collateral are effective for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material effect upon its consolidated financial statements.

Exposure Draft Re: Changing the Method of Accounting for Goodwill in a Purchase Transaction

On February 14, 2001, the FASB issued an exposure draft for public comment which proposes changing the method of accounting for goodwill in a purchase transaction from capitalization and amortization against earnings to capitalization and periodic evaluation for impairment. If this change were adopted by the FASB, the Company's unamortized goodwill would be reported as an asset and would not be amortized against earnings unless it became impaired based on analyses performed by the Company on a periodic basis. The public comment period ended on March 16, 2001 and the FASB is continuing its deliberations, which may result in further changes to the proposed standards. The FASB expects to vote on the new accounting standards in late June 2001 and to issue the new standards in mid-July 2001; however, there can be no assurance that the FASB will ever adopt new standards regarding accounting for goodwill and intangible assets or that any final standard will become effective in July 2001.

                 NEW YORK COMMUNITY BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New York Community Bancorp, Inc. (the "Company") is the holding company for New York Community Bank (the "Bank"), a New York State-chartered financial institution with 19 traditional and 67 in-store branch offices. The primary business of the Bank is gathering deposits from its customers in New York City, Long Island, Westchester and Rockland counties, Connecticut, and New Jersey, and investing these funds in the origination of local-market multi-family and commercial real estate loans.

The Company's first quarter 2001 performance reflects the benefit of its November 30, 2000 purchase acquisition of Haven Bancorp, Inc., parent of CFS Bank, with $2.7 billion in assets and 70 branch offices. As a result of the acquisition and subsequent strategic actions, the Company experienced a significant rise in first quarter earnings, driven by a dramatic level of revenue growth. The Company reported earnings of $27.6 million, or $0.66 per diluted share, in the current first quarter, as compared to $7.6 million, or $0.28 per diluted share, in the year-earlier three months.

On March 27, 2001, the Company announced the signing of a definitive agreement to combine with Richmond County Financial Corp., the $3.5 billion holding company for Richmond County Savings Bank, in a merger-of-equals. The purchase transaction, which is expected to close in the third quarter of 2001 pending the necessary regulatory and shareholder approvals, is valued at approximately $802.0 million, based on the closing price of New York Community Bancorp common stock on the date the agreement was signed. Upon completion, Richmond County Financial Corp. will merge into New York Community Bancorp; the combined company is expected to have assets of $8.8 billion, deposits of $5.6 billion, and 119 branch offices.

On March 29, 2001, the Company issued 15,484,676 shares of common stock pursuant to a three-for-two stock split in the form of a 50% stock dividend that had been declared by the Board of Directors on February 6, 2001. Reflecting the split, and the repurchase of 2,240,607 shares over the course of the quarter, the Company had 43,457,043 shares outstanding at March 31, 2001.

On March 30, 2001, the Company completed the sale of CFS Insurance Agency, which had been acquired in the Haven transaction. The sale had no meaningful impact on the Company's first quarter 2001 results.

Forward-looking Statements and Associated Risk Factors

This filing contains certain forward-looking statements with regard to the Company's prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effects of future plans or strategies are inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and demand for financial services in the Company's market area; changes in real estate values in the Company's market area; changes in accounting principles and guidelines; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, and services.

Forward-looking statements also include, without limitation, those statements relating to the anticipated effects of the Company's proposed merger with Richmond County Financial Corp. The following factors, among others, could cause the actual results of the acquisition to differ materially from expectations: the ability of the companies to obtain the required shareholder or regulatory approvals of the merger; the imposition of any regulatory conditions or requirements on the merger; the ability of the companies to consummate the merger; the ability to successfully integrate the companies following the merger, including integration of data processing systems and retention of key personnel; a materially adverse change in the financial condition, operations, or projected or actual earnings of either company; the ability to fully realize the expected cost savings and revenues; the ability to realize the expected cost savings and revenues on a timely basis; and any material change in the local markets in which each company operates.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Financial Condition

In the first quarter of 2001, the Company achieved the objectives set forth at the time of the Haven transaction by selling an additional $583.9 million of acquired loans and securities. At the same time, the Company recorded mortgage originations of $257.6 million and invested $88.3 million in securities available for sale, consistent with management's goal of shortening the maturity of the balance sheet. As a result of these actions, total assets declined $76.3 million from the December 31, 2000 level to $4.6 billion at March 31, 2001.

Mortgage loans represented $3.2 billion, or 68.1% of total assets, down $440.1 million from the year-end amount. The reduction was largely the net effect of a $539.3 million decline in one-to-four family mortgage loans to $727.7 million and an increase of $86.0 million in multi-family mortgage loans.

The quality of the portfolio continued to be solid. In addition to recording its 26th consecutive quarter without any net charge-offs, the ratio of non-performing assets to total assets was 0.19% at March 31, 2001, consistent with the ratio at year-end. Non-performing assets declined $221,000 from the year-end amount to $8.9 million, the net effect of a $359,000 decline in non-performing loans to $8.7 million and a $138,000 rise in foreclosed real estate to $150,000.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $18.1 million, representing 206.85% of non-performing loans and 0.57% of loans, net, at March 31, 2001.

Securities held to maturity declined $40.9 million to $181.6 million, while mortgage-backed securities held to maturity declined $42,000 to $1.9 million at quarter's end. These reductions were partly offset by a $423.7 million increase in money market investments to $548.3 million (largely reflecting the proceeds from the sale of loans that settled at the close of the quarter), and by a $38.7 million rise in securities available for sale to $342.4 million after $57.9 million of such securities were sold.

Deposits declined $43.4 million to $3.2 billion, the net effect of a $64.9 million decline in CDs to $1.8 billion (representing 56.3% of total deposits) and a $21.5 million rise in core deposits to $1.4 billion (representing 43.7%). Borrowings totaled $1.0 billion at the close of the quarter, down $4.3 million from the total recorded at December 31, 2000.

Supported by cash earnings of $33.0 million, stockholders' equity totaled $286.4 million at March 31, 2001, representing 6.18% of total assets and a book value of $7.05 per share, based on 40,638,843 shares. In addition to distributing cash dividends of $6.9 million during the quarter, the Company allocated $54.9 million toward the repurchase of 2.2 million shares. At quarter's end, 1,140,209 shares were still available for repurchase under the authorization approved by the Board of Directors on February 6, 2001.

At March 31, 2001, the Company's capital ratios continued to exceed the minimum levels required by the FDIC.

Loans

Mortgage loans outstanding totaled $3.2 billion at March 31, 2001, down $440.1 million from the December 31, 2000 amount. The reduction primarily reflects the sale of one-to-four family mortgage loans acquired in the Haven transaction and total mortgage loan originations of $257.6 million.

In accordance with the objectives set forth at the time of Haven acquisition, the Company sold $526.9 million of one-to-four family mortgage loans in the current first quarter, bringing the total volume of acquired loans sold to $632.6 million at March 31, 2001. Primarily reflecting the sales, the portfolio of one-to-four family mortgage loans declined to $727.7 million, from $1.3 billion at December 31, 2000. As a result, one-to-four family mortgage loans represented 23.1% of total mortgage loans at the close of the current quarter, as compared to 35.2% at year-end. The reduction in the portfolio was partly offset by one-to-four family mortgage loan originations of $52.6 million, representing loans that were in the pipeline prior to December 1, 2000. At that date, the Company adopted a policy of originating one-to-four family mortgage loans on a pass-through basis only; such loans are no longer retained for portfolio.

Consistent with its traditional emphasis on multi-family mortgage lending, the Company originated $166.0 million in loans secured by multi-family buildings during the quarter, increasing the portfolio to $2.0 billion from $1.9 billion at year-end. As a result, the concentration of multi-family mortgage loans rose to 64.4% of total mortgage loans at March 31, 2001 from 54.1% at December 31, 2000.

The $86.0 million increase in multi-family mortgage loans was complemented by a $15.2 million rise in commercial real estate loans outstanding. Reflecting originations of $27.8 million, the portfolio of commercial real estate loans grew to $339.3 million, representing 10.7% of outstanding mortgage loans at March 31, 2001.

Construction loans totaled $57.4 million at quarter's end, down $2.0 million from the year-end 2000 level after first quarter originations of $11.2 million.

At March 31, 2001, the Company's portfolio of other loans totaled $32.7 million, down $7.1 million from the volume recorded at December 31, 2000. As a result of the Company's policy of originating consumer loans on a pass-through basis only, the portfolio of other loans is currently expected to decline over the course of the year.

Consistent with management's focus on shortening the maturity of the balance sheet, the Company will continue to emphasize the origination of multi-family, commercial real estate, and construction loans throughout 2001. At April 17, 2001, the Company's pipeline held mortgage loans of $281.0 million, including $205.0 million in loans secured by multi-family properties. The Company's ability to close such loans may be adversely influenced by such factors as an economic downturn, an increase in competition, or an unexpected change in the direction of market interest rates.

Asset Quality

The Company extended its record of asset quality in the current first quarter, with a $221,000 decline in the balance of non-performing assets and a $359,000 decline in the balance of non-performing loans. Non-performing assets totaled $8.9 million at March 31, 2001, representing 0.19% of total assets, as compared to $9.1 million, or 0.19% of total assets, at December 31, 2000. In addition, no net charge-offs were recorded during the quarter, bringing the total number of consecutive quarters without any net charge-offs to 26. At March 31, 2001, the Company's non-performing assets consisted of foreclosed real estate of $150,000 and non-performing loans of $8.7 million, representing 0.28% of loans, net. The $8.7 million was comprised of mortgage loans in foreclosure totaling $2.8 million and loans 90 days or more delinquent totaling $6.0 million. The Company's non-performing loans were primarily secured by one-to-four family homes located in its core marketplace.

From time to time, properties that are classified as "foreclosed real estate" are rented by the Company. When this occurs, such properties are reclassified as "real estate held for investment" and included in "other assets" on the balance sheet. At March 31, 2001, the Company had six such investments totaling $521,800 and yielding an average rate of return of 9.66%.

In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $18.1 million, representing 206.85% of non-performing loans and 0.57% of loans, net. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the regional and national economies. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the current market value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

      3) Analysis of the portfolio in the aggregate as well as on an individual loan basis, taking into consideration:

                  i.    payment history;
                  ii. underwriting analysis based upon current financial information; and
                  iii. current inspections of the loan collateral by qualified in-house property appraisers/inspectors.

      4) Bi-weekly meetings of executive management with the Mortgage and Real Estate Committee (which committee includes four outside directors, each possessing over 30 years of complementary real estate experience) during which observable trends in the local economy and their effect on the real estate market are discussed.

      5) Discussions with and periodic review by the various governmental regulators (e.g., Federal Deposit Insurance Corporation, the New York State Banking Department); and

      6) Full Board assessment of all of the above factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

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

The policy of the Company is to segment the allowance to correspond to the various types of loans in the loan portfolio. These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to the respective levels of quantified and inherent risk. The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan. Non-performing loans are risk-weighted based upon an aging schedule that typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears, or (2) serious delinquency, a situation in which legal foreclosure action has been initiated. Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

Performing loans are also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower's ability to pay and the Company's past loan loss experience with each type of loan. The performing loan categories are also assigned quantified risk factors, which result in allocations to the allowance that correspond to the individual types of loans in the portfolio.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the loan loss allowance. The Bank's determination as to the classification of its assets and the amount of its valuation allowances are subject to review by the FDIC and the New York State Banking Department, which can order the establishment of additional general or specific loss allowances. While the Bank believes that the level of its loan loss allowance is adequate and utilizes a conservative approach when evaluating the adequacy of its loan loss allowance, such authorities may require the Bank to recognize additions to the allowance based on their judgment about information made available to them at the time of their examinations.

Based upon all relevant and currently available information, management believes that the current allowance for loan losses is adequate.

For more information regarding asset quality and the loan loss allowance, see the asset quality analysis that follows and the discussion of the provision for loan losses beginning on page 18 of this report.

Asset Quality Analysis

                                                        At or For the     At or For the
                                                     Three Months Ended    Year Ended
                                                          March 31,       December 31,
                                                            2001              2000
(dollars in thousands)                                   (unaudited)
---------------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                             $18,064          $ 7,031
Acquired allowance                                              --           11,033
                                                           -------          -------
Balance at end of period                                   $18,064          $18,064
                                                           =======          =======

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                              $ 2,776          $ 6,011
Loans 90 days or more delinquent                             5,957            3,081
                                                           -------          -------
Total non-performing loans                                   8,733            9,092
Foreclosed real estate                                         150               12
                                                           -------          -------
Total non-performing assets                                $ 8,883          $ 9,104
                                                           =======          =======

Ratios:
Non-performing loans to loans, net                            0.28%            0.25%
Non-performing assets to total assets                         0.19             0.19
Allowance for loan losses to non-performing loans           206.85           198.68
Allowance for loan losses to loans, net                       0.57             0.50

Securities and Money Market Investments

In the first quarter of 2001, the Company sold an additional $57.9 million of securities acquired in the Haven transaction and took additional steps to shorten the maturity of its balance sheet.

At March 31, 2001, the balance of securities held to maturity totaled $181.6 million, down $40.9 million from the balance recorded at December 31, 2000. Included in the 2001 amount were U.S. Government and agency obligations totaling $86.3 million, capital trust notes totaling $25.2 million, and FHLB stock of $72.0 million. At March 31, 2001 and December 31, 2000, the market value of the portfolio was $180.8 million and $220.6 million, respectively, equivalent to 99.5% and 99.1% of carrying value at the corresponding dates.

In contrast, the balance of securities available for sale rose to $342.4 million at March 31, 2001 from $303.7 million at year-end 2000, after $57.9 million in such securities were sold. The $38.7 million increase primarily reflects the Company's investment in readily marketable collateralized mortgage obligations with an average maturity of 3.5 to 1.5 years.

Money market investments, consisting entirely of federal funds sold, rose $423.7 million to $548.3 million, primarily representing the proceeds from the sale of loans that settled at quarter's end. This balance may be expected to decline in the second quarter of 2001, as such funds are invested into higher yielding assets, including short-term securities and multi-family mortgage loans.

Mortgage-backed Securities Held to Maturity

Reflecting prepayments and the absence of any new investments in such assets, the portfolio of mortgage-backed securities declined $42,000 to $1.9 million at March 31, 2001. The market value of the portfolio at that date was $1.9 million, or 103.2% of carrying value, as compared to $2.0 million, or 102.9% of carrying value, at December 31, 2000.

Sources of Funds

The Company's primary sources of funds are the deposits it gathers and the line of credit it maintains with the Federal Home Loan Bank of New York ("FHLB"). Additional funding stems from interest and principal payments on loans and the interest on, and maturity of, securities and mortgage-backed secutities.

At March 31, 2001, the Company recorded deposits of $3.2 billion, down $43.4 million from the balance at December 31, 2000. The reduction stemmed primarily from a $64.9 million decline in CDs to $1.8 billion, representing 56.3% of total deposits, consistent with management's goal of reducing funding costs. At December 31, 2000, CDs totaled $1.9 billion, representing 57.5% of total deposits at that date.

The balance of core deposits rose $21.5 million to $1.4 billion, representing 43.7% of total deposits at March 31, 2001. The increase stemmed from a $6.6 million rise in NOW and money market accounts to $726.0 million; a $12.2 million rise in savings accounts to $504.8 million; and a $2.7 million rise in non-interest-bearing accounts to $174.0 million.

The Company gathers deposits through a network of 19 traditional and 67 in-store branch offices. Included in the latter amount were two in-store branches opened during the current first quarter (one each in Brooklyn and the Bronx.) In addition, the Company integrated the data processing systems of New York Community Bank and CFS Bank in the current first quarter. As a result, customers can bank at any of the Company's 86 locations throughout the greater metropolitan New York area, New Jersey, and Connecticut.

Borrowings totaled $1.0 billion at the close of the current quarter, down $4.3 million from the level recorded at December 31st. Included in the 2001 amount were FHLB borrowings of $960.0 million against a line of credit totaling $1.9 billion. The line of credit is collateralized by stock in the FHLB and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. The balance of the Company's borrowings are in the form of various trust preferred securities.

Market Risk and Interest Rate Sensitivity

Given the influence of market interest rates on net interest income, interest rate volatility is the Company's primary market risk. In order to manage its interest rate risk, the Company strives to maintain an appropriate balance between the interest rate sensitivity of its interest-earning assets and the interest rate sensitivity of its interest-bearing liabilities.

The process of assessing and managing interest rate risk is governed by policies that are established by senior management and reviewed and approved by the Board of Directors. Senior management meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, liquidity, and capital levels, and to evaluate its asset and liability management strategies. As part of this process, management measures the sensitivity of net interest income to changes in interest rates. In addition to considering the relative sensitivity of assets and liabilities to market interest rate fluctuations, management considers such factors as scheduled maturities, repricing characteristics, deposit growth and retention, and estimated cash flows in arriving at its estimates.

The relative sensitivity of assets and liabilities is particularly important, as the Company's core deposits are not subject to the same degree of interest rate sensitivity as its portfolio of loans and securities. Core deposit costs are internally controlled, and generally exhibit less sensitivity to changes in interest rates than adjustable rate assets, which feature yields based on external indices.

It is management's objective to maintain a stable level of net interest income under a range of probable rate scenarios. In the current rate environment, management is focused on shortening the maturity of the Company's assets, by emphasizing the origination of loans secured by multi-family buildings and commercial real estate properties, which tend to have shorter terms to maturity than one-to-four family mortgage loans. On the liability side of the balance sheet, management has been increasing core deposits while reducing the balance of higher cost funds.

As a result of these actions and recent actions of the Federal Open Market Committee (the "FOMC") of the Federal Reserve Board of Governors, the Company's exposure to interest rate risk at March 31, 2001 was comparable to that discussed in the 2000 Annual Report to Shareholders.

Liquidity and Capital Position

Liquidity

As previously indicated, the Company's primary funding sources are deposits and borrowings. Additional funding stems from interest and principal payments on loans, securities, and mortgage-backed securities, and the sale of loans and foreclosed real estate. While borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage prepayments are less so, being subject to such external factors as economic conditions, competition, and market interest rates.

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In the first quarter of 2001, the Company's investing activities provided net cash of $471.6 million, primarily reflecting the aforementioned proceeds from the sale of one-to-four family mortgage loans and securities. A portion of the proceeds was utilized to purchase securities available for sale in the amount of $88.3 million; in addition, the Company recorded a $109.4 million net increase in loans.

At the same time, the net cash used in operating activities totaled $11.8 million and the net cash used in financing activities totaled $87.1 million. The latter amount includes $27.2 million allocated toward the repurchase of Company shares, net of stock options exercised.

The Company monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loans commitments and withdrawals from depository accounts. The Company's most liquid assets are cash and due from banks and money market investments, which collectively totaled $630.4 million at March 31, 2001, including the proceeds from the sale of loans that settled at quarter's end. Additional liquidity stems from the Company's portfolio of securities available for sale, which totaled $342.4 million, and from the Bank's lines of credit with the FHLB and with a money center bank.

At April 17, 2001, the Company had loans totaling $281.0 million in the pipeline, which management anticipates having the ability to fund. In addition, CDs due to mature in one year or less from March 31, 2001 totaled $1.2 billion; based on its historic retention rate, as well as current pricing, management believes that a significant portion of such deposits will remain with the Bank.

Capital Position

Supported by first quarter 2001 cash earnings of $33.0 million, stockholders' equity totaled $286.4 million at March 31, 2001, representing 6.18% of total assets and a book value of $7.05 per share, based on 40,638,843 shares. At December 31, 2000, the Company recorded stockholders' equity of $307.4 million, representing 6.52% of total assets and a book value of $7.41 per share, based on 41,517,306 shares, as adjusted for the 3-for-2 stock split on March 29, 2001.

In the first quarter of 2001, the Company distributed $6.9 million in cash dividends and allocated $54.9 million toward the repurchase of 2,240,607 shares, including 1,328,169 shares that were repurchased in connection with the exercise of stock options. At March 31, 2001, an additional 1,140,209 shares were still available for repurchase under the authorization approved by the Board of Directors on February 6, 2001.

At March 31, 2001, the level of stockholders' equity was more than sufficient to exceed the minimum federal requirements for a bank holding company. The Company's leverage capital totaled $235.2 million, or 5.22% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $235.2 million and $254.3 million, representing 9.31% and 10.07% of risk-weighted assets, respectively.

The Company's capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the levels required for classification as a well capitalized bank by the FDIC. The following regulatory capital analysis sets forth the Bank's leverage, Tier 1 and total regulatory capital levels in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Bank Only)

                                                                            At March 31, 2001
                                                                            -----------------

                                                                                         Risk-Based Capital
                                                                                         ------------------
                                                  Leverage Capital                  Tier 1                      Total
                                                  ----------------                  ------                      -----
(dollars in thousands)                            Amount       Ratio          Amount      Ratio          Amount       Ratio
                                                 --------      -----         --------     -----         --------      -----
Total savings bank equity                        $292,379      6.42%         $292,379     11.03%        $311,438      11.75%
Regulatory capital requirement                    136,591      3.00           106,064      4.00          212,128       8.00
                                                 --------      ----          --------     -----         --------      -----
Excess                                           $155,788      3.42%         $186,315      7.03%        $ 99,310       3.75%
                                                 ========      ====          ========     =====         ========      =====

Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

Earnings Summary

The Company recorded earnings of $27.6 million, or $0.66 per diluted share, in the first quarter of 2001, as compared to $7.6 million, or $0.28 per diluted share, in the year-earlier three months(1). The 2001 amount includes a non-recurring net gain of $10.3 million on the sale of one-to-four family mortgage loans and securities. Absent this gain, the Company's core earnings rose to $17.4 million, or $0.42 per diluted share, providing a 1.50% return on average assets and a 24.84% return on average stockholders' equity.

The Company's cash earnings rose to $33.0 million, or $0.79 per diluted share, in the current first quarter from $10.1 million, or $0.37 per diluted share, in the year-earlier three months(1). In addition to providing $5.4 million, or 19.6%, more to tangible capital than its reported earnings, the Company's cash earnings provided an ROA of 2.85% and an ROE of 47.13%.

The Company's first quarter 2001 performance reflected the benefit of its November 30, 2000 purchase acquisition of Haven Bancorp, as well as internal growth stemming from management's subsequent strategic actions with regard to the restructuring and de-leveraging of the balance sheet.

Net interest income rose to $35.1 million from $16.4 million, an increase of $18.7 million, or 113.6%. The increase was the net effect of a $48.1 million rise in interest income to $84.4 million and a $29.4 million rise in interest expense to $49.2 million. The growth in interest income was driven by a $2.5 billion rise in the average balance of interest-earning assets to $4.3 billion, which offset an eight-basis point drop in the average yield to 7.81%. The growth in interest expense was driven by a $2.4 billion rise in the average balance of interest-bearing liabilities to $4.1 billion, together with a 19-basis point rise in the average cost of funds to 4.83%. While the Company's interest rate spread and net interest margin declined from the year-earlier measures, a trailing-quarter comparison reflects modest expansion of both. In the first quarter of 2001, the Company's spread rose to 2.98% from 2.93% in the trailing quarter, while its margin rose to 3.25% from 3.24%.

----------
(1) Per-share amounts for the year 2000 have been adjusted to reflect the 3-for-2 stock split on March 29, 2001.

Other operating income rose to $28.5 million from $1.1 million in the year-earlier three months. In addition to the $15.7 million pre-tax gain on the sale of loans and securities during the quarter, the increase reflects a 16-fold increase in fee income to $7.9 million and a seven-fold increase in core other income to $4.8 million.

The dramatic growth in revenues was only partly offset by an increase in non-interest expense to $20.9 million, including operating expense of $19.4 million and goodwill amortization of $1.5 million. In addition to the costs incurred in operating a vastly expanded branch network, the higher level of operating expense reflects certain non-recurring expenses stemming from the integration of the data processing systems utilized by the CFS Bank branches with the systems used by New York Community Bank.

Income tax expense rose $10.7 million to $15.1 million, reflecting a $30.8 million increase in pre-tax income to $42.7 million, resulting in an effective tax rate of 35.3%.

The provision for loan losses was once again suspended, reflecting the adequacy of the loan loss allowance and the consistent strong quality of the Company's loan portfolio.

Based on the Company's first quarter results and its strategic direction, management currently anticipates that the Company's core diluted earnings per share for 2001 will range between $1.80 and $1.83 and that its diluted cash earnings per share will range between $2.38 and $2.41. These estimates, which exclude any impact from the proposed merger with Richmond County Financial, are based on management's assessment of the current interest rate environment, the expected direction of interest rates over the next four quarters, and the following projections regarding the Company's results:

      o Net interest income, interest rate spread, and net interest margin are expected to benefit from the anticipated downward repricing of approximately $1.2 billion in CDs with a current cost of approximately 5.92%;
      o The proceeds from the sale of one-to-four family mortgage loans and securities are expected to be deployed into the origination of multi-family, commercial real estate, and construction loans with a shorter term to maturity;
      o     The branch network is expected to generate fee income and revenues from the sale of banking services and investment products;
      o     Operating expenses are expected to reflect management's focus on expense control, with an expected run rate of $17.0 million to $17.5 million per quarter for the remainder of 2001; and
      o Tax benefits will be maximized, resulting in an expected effective tax rate of 35% to 36%.

For a discussion of factors that could adversely impact the Company's ability to fulfill these expectations, please see the discussion of forward-looking statements and associated risk factors beginning on page 6 of this report.

Cash Earnings Analysis
(in thousands, except per share data)

                                                            For the Three Months Ended
                                                                    March 31,
                                                                 2001        2000
                                                               -------     -------
Net income                                                     $27,644     $ 7,594
Additional contributions to tangible stockholders' equity:
   Amortization and appreciation of
     stock-related benefit plans                                   894         440
   Associated tax benefits                                       2,500       1,413
   Other                                                           475         694
Amortization of goodwill                                         1,482          --
                                                               -------     -------
Cash earnings                                                  $32,995     $10,141
                                                               =======     =======

Cash earnings per share                                        $  0.81     $  0.38
Diluted cash earnings per share                                $  0.79     $  0.37

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

Reflecting the benefit of the Haven acquisition and a significant level of mortgage loan production, the Company recorded interest income of $84.4 million in the first quarter of 2001, up from $36.3 million in the year-earlier three months. The increase stemmed from a $2.5 billion, or 134.9%, rise in the average balance of interest-earning assets to $4.3 billion, which offset an eight-basis point drop in the average yield to 7.81%.

Mortgage and other loans generated $70.5 million, or 83.6%, of total interest income in the current first quarter, up from $33.1 million in the year-earlier period. The $37.4 million increase was the net effect of a $2.0 billion, or 122.7%, rise in the average balance to $3.6 billion and a 36-basis point drop in the average yield to 7.74%.

Securities generated interest income of $8.9 million, or 10.6% of the current quarter's total, representing a year-over-year increase of $5.9 million. The increase stemmed from a $153.8 million, or 78.5%, rise in the average balance to $349.8 million and a 401-basis point rise in the average yield to 10.18%.

The significant interest income produced by loans and securities was supplemented by the interest income produced by mortgage-backed securities and money market investments. The interest income generated by mortgage-backed securities rose to $2.8 million from $62,000, the net effect of a $160.2 million rise in the average balance to $163.7 million and a 31-basis point decline in the average yield to 6.82%. The interest income generated by money market investments rose to $2.2 million from $58,000, the net effect of a $159.8 million increase in the average balance to $164.1 million and an 18-basis point decline in the average yield to 5.28%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded first quarter 2001 interest expense of $49.2 million, as compared to $19.8 million in the first quarter of 2000. The $29.4 million increase was the result of a $2.4 billion rise in the average balance of interest-bearing liabilities to $4.1 billion and a 19-basis point rise in the average cost to 4.83%.

Borrowings generated $16.0 million, or 32.4%, of total interest expense in the current first quarter, as compared to $9.4 million, or 47.2%, of total interest expense in the year-earlier three months. The $6.6 million increase reflects a $360.5 million rise in the average balance to $1.0 billion and a 68-basis point rise in the average cost to 6.26%. Borrowings represented 25.0% and 39.3%, respectively, of average interest-bearing liabilities in the first quarter of 2001 and 2000, respectively.

CDs generated $27.2 million, or 55.2%, of total interest expense in the current first quarter, as compared to $8.1 million, or 40.7%, in the year-earlier three months. The $19.1 million increase stemmed from a $1.2 billion rise in the average balance to $1.8 billion and a 90-basis point rise in the average cost to 5.97%. CDs represented 44.7% of average interest-bearing liabilities in the current first quarter, as compared to 37.3% in the first quarter of 2000.

Other funding (NOW and money market accounts, savings accounts, non-interest-bearing accounts, and mortgagors' escrow) generated combined interest expense of $6.1 million, as compared to $2.4 million in the first quarter of 2000. The increase was the net effect of a $970.2 million rise in the combined average balance to $1.4 billion, and a 44-basis point decline in the average cost to 1.72%.

The interest expense generated by NOW and money market accounts rose $3.2 million to $3.9 million, the net effect of a $625.6 million rise in the average balance to $731.4 million and an 81-basis point drop in the average cost to 2.18%. Savings accounts generated interest expense of $2.1 million, up $538,000, the net effect of a $219.9 million rise in the average balance to $495.2 million and a 59-basis point drop in the average cost to 1.75%. In addition, the average balance of non-interest-bearing accounts rose $121.8 million to $163.3 million in the first quarter of 2001.

The interest expense produced by mortgagors' escrow dropped $3,000 to $4,000, the net effect of a $2.8 million rise in the average balance to $23.7 million and a six-basis point drop in the average cost to seven basis points.

Net Interest Income

Net interest income is the Company's primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors are influenced by the pricing and mix of the Company's interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the FOMC. The FOMC reduces, maintains, or increases the federal funds rate (the rate at which banks borrow funds from one another) as it deems necessary. In the first four months of 2001, the federal funds rate was lowered 200 basis points to its current 4.50% level; in 2000, the federal funds rate ranged between 5.50% and 6.50%.

In the first quarter of 2001, the Company recorded net interest income of $35.1 million, up $11.1 million from the trailing quarter level and up $18.7 million from the year-earlier amount. The increase was fueled by the dramatic growth of average interest-earning assets, and tempered by the rise in funding costs.

While the Company's interest rate spread and net interest margin declined 27 and 33 basis points, respectively, from the year-earlier levels, the trailing quarter comparison reflects modest growth. In the first quarter of 2001, the Company's interest rate spread was 2.98%, as compared to 2.93% and 3.25% in the trailing and year-earlier quarters, and its net interest margin was 3.25%, as compared to 3.24% and 3.58%.

It is management's expectation that the Company's net interest income, interest rate spread, and net interest margin will benefit from the reduction in market interest rates, as well as from the anticipated downward repricing of approximately $1.2 billion in CDs with an average cost of 5.92% over the next 12 months. In addition, the proceeds from the sale of one-to-four family mortgage loans and securities in the current first quarter are expected to be deployed into the origination of multi-family, commercial real estate, and construction loans with a shorter term to maturity than one-to-four family mortgage loans.

Among the factors that could cause net interest income, interest rate spread, and net interest margin to fall below anticipated levels are a change in the direction of market interest rates; a decline in the demand for multi-family loans within the local market; a significant increase in refinancings at lower rates of interest; a decline in the quality of the Company's loan portfolio; significant competition for loans and deposits; and a significant change in the Company's deposit mix and borrowings.

Net Interest Income Analysis
(dollars in thousands)

                                                                         Three Months Ended March 31,
                                              ------------------------------------------------------------------------------
                                                               2001                                       2000
                                              -----------------------------------        -----------------------------------
                                                                          Average                                    Average
                                                Average                    Yield/         Average                     Yield/
                                                Balance      Interest       Cost          Balance       Interest       Cost
                                              ----------     --------     -------        ----------     --------     -------
Assets:
   Interest-earnings assets:
      Mortgage and other loans, net           $3,642,448      $70,509       7.74%        $1,635,542      $33,126       8.10%
      Securities                                 349,820        8,903      10.18            196,005        3,023       6.17
      Mortgage-backed securities                 163,722        2,792       6.82              3,478           62       7.13
      Money market investments                   164,101        2,154       5.28              4,271           58       5.46
                                              ----------      -------       ----         ----------      -------       ----
   Total interest-earning assets               4,320,091       84,358       7.81          1,839,296       36,269       7.89
   Non-interest-earning assets                   305,741                                     78,801
                                              ----------                                 ----------
   Total assets                               $4,625,832                                 $1,918,097
                                              ==========                                 ==========
Liabilities and Stockholders' Equity:
   Interest-bearing deposits:
      NOW and money market accounts          $   731,373      $ 3,936       2.18%         $ 105,754     $    785       2.99%
      Savings accounts                           495,212        2,139       1.75            275,350        1,601       2.34
      Certificates of deposit                  1,847,767       27,180       5.97            641,041        8,076       5.07
      Mortgagors' escrow                          23,733            4       0.07             20,906            7       0.13
                                              ----------      -------       ----         ----------      -------       ----
   Total interest-bearing deposits             3,098,085       33,259       4.29          1,043,051       10,469       4.01
   Borrowings                                  1,035,057       15,969       6.26            674,542        9,357       5.58
                                              ----------      -------       ----         ----------      -------       ----
   Total interest-bearing liabilities          4,133,142       49,228       4.83          1,717,593       19,826       4.64
   Non-interest-bearing deposits                 163,278                                     41,431
   Other liabilities                              49,365                                     29,732
                                              ----------                                 ----------
   Total liabilities                           4,345,785                                  1,788,756
   Stockholders' equity                          280,047                                    129,341
                                              ----------                                 ----------
Total liabilities and stockholders' equity    $4,625,832                                 $1,918,097
                                              ==========                                 ==========
   Net interest income/interest rate spread                   $35,130       2.98%                        $16,443       3.25%
                                                              =======       ====                         =======       ====
   Net interest-earning assets/net interest
        margin                                $  186,949                    3.25%        $  121,703                    3.58%
                                              ==========                    ====         ==========                    ====
   Ratio of interest-earning assets to
     to interest-bearing liabilities                                        1.05x                                      1.07x
                                                                            ====                                       ====

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

While the Company's loan portfolio has grown dramatically with the acquisition of Haven Bancorp, the quality of its assets has remained essentially unchanged. Non-performing assets represented 0.19% of total assets at both March 31, 2001 and December 31, 2000, and the number of consecutive quarters without any net charge-offs increased to 26. Accordingly, the Company suspended the provision for loan losses in the current first quarter, extending a practice initiated in the third quarter of 1995. At March 31, 2001, the allowance for loan losses totaled $18.1 million, representing 206.85% of non-performing loans and 0.57% of loans, net.

Absent a significant downturn in the economy or in the quality of the Company's assets, or an increase in loan delinquencies or charge-offs, management anticipates that it will suspend the provision for loan losses for the remainder of 2001. For additional information about the allowance for loan losses, please see the discussion of asset quality beginning on page 9 of this report.

Other Operating Income

Traditionally, the Company has supplemented its net interest income with other operating income derived from service fees and fees charged on loans and depository accounts. Since the acquisition of Haven Bancorp, these income sources have been augmented by income from the Company's increased investment in Bank-owned Life Insurance ("BOLI") and by the sale of banking and investment services in a vastly expanded branch network.

Reflecting the one-time gain of $15.7 million on the sale of loans and securities, other operating income rose to $28.5 million in the first quarter of 2001 from $1.1 million in the first quarter of 2000. Excluding this gain, the Company recorded core other operating income of $12.8 million, representing a better than 11-fold increase. Reflecting the benefit of the Haven acquisition, fee income rose to $7.9 million from $501,000, while core other income rose to $4.8 million from $610,000. The latter increase includes BOLI income of $974,000, as well as non-deposit investment product revenues of $1.7 million.

Non-Interest Expense

Non-interest expense has two primary components: operating expense, consisting of compensation and benefits, occupancy and equipment, general and administrative ("G&A"), and other expenses; and the amortization of goodwill stemming from the Company's acquisition of Haven Bancorp, Inc.

The Company's ability to contain its level of operating expense has traditionally been one of its distinguishing characteristics, and has been reflected in its ratio of operating expense to average assets and to the sum of net interest income and other operating income (the "efficiency ratio").

Reflecting the impact of the Haven acquisition, the Company recorded first quarter 2001 operating expense of $19.4 million, or 1.68% of average assets, as compared to $5.6 million, or 1.18% of average assets, in the first quarter of 2000. The increase largely reflects the cost of operating a bank with 86 branches, as compared to 14 branches in the year-earlier period. Compensation and benefits expense rose $6.2 million to $9.7 million, while occupancy and equipment expense rose $2.6 million to $3.4 million.

Included in compensation and benefits expense are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses"), which are added back to stockholders' equity at the end of the period. In the first quarter of 2001, such plan-related expenses totaled $894,000, as compared to $440,000 in the year-earlier three-month period.

Primarily reflecting costs incurred in the process of integrating and upgrading the Company's data processing systems pursuant to the Haven acquisition, G&A expense rose $4.4 million to $5.7 million. Other expense rose $508,000 to $672,000.

Reflecting the $18.7 million increase in net interest income, the $11.7 million increase in core other operating income, and the $13.8 million increase in operating expense, the Company recorded a core efficiency ratio of 40.59% in the current first quarter and a cash efficiency ratio of 29.12%.

Goodwill amortization amounted to $1.5 million in the current first quarter; there was no comparable expense in the prior three-month period. As a result, the Company recorded first quarter 2001 non-interest expense of $20.9 million, as compared to $5.6 million in the first quarter of 2000.

It is currently management's expectation that operating expense will range between $17.0 million and $17.5 million in each of the remaining three quarters of 2001, absent any impact of the proposed merger with Richmond County Financial Corp. In addition, the amortization of goodwill is expected to approximate $1.5 million per quarter, absent the adoption of proposed accounting standards that would discontinue the amortization of goodwill effective June 30, 2001.

The number of full-time equivalent employees at March 31, 2001 was 873.

Income Tax Expense

Reflecting a $30.8 million increase in pre-tax income to $42.7 million, the Company recorded a $10.7 million rise in first quarter 2001 income tax expense to $15.1 million. Non-cash items represented $2.5 million of total income tax expense in the current first quarter, as compared to $1.4 million in the first quarter of 2000.

The effective tax rate declined to 35.3% from 36.3% in the year-earlier quarter, a benefit of the Company's increased BOLI investment and the relocation of its headquarters to Nassau County, New York. Management anticipates that the effective tax rate will range between 35% and 36% over the course of 2001.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 17 - 19 of the Company's 2000 Annual Report to Shareholders, filed on March 27, 2001. At this writing, there has been no material change in the Company's market risk profile since the 2000 Annual Report was filed.

                        NEW YORK COMMUNITY BANCORP, INC.

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

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its Annual Meeting of Shareholders on May 9, 2001. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 6, 2001. Of the 28,971,798 shares eligible to vote at the annual meeting, 27,257,552 were represented in person or by proxy.

      (b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected, as follows:

                                     No. of Votes     No. of Votes      Broker
                                         For            Withheld      Non-Votes
                                     ------------     ------------    ---------

Henry E. Froebel                      26,235,577        1,021,975        -0-

Howard C. Miller                      25,658,867        1,598,685        -0-

Msgr. Thomas J. Hartman               26,337,073          920,479        -0-

John A. Pileski                       26,332,444          925,108        -0-

The following directors are serving terms of office that continue through 2002 and 2003, as noted:

Director                                                       Year Term Expires
--------                                                       -----------------

Max L. Kupferberg                                                    2002

Dominick Ciampa                                                      2002

Richard H. O'Neill                                                   2002

Michael J. Levine                                                    2002

Donald M. Blake                                                      2003

Joseph R. Ficalora                                                   2003

Robert M. Sprotte                                                    2003

      (c) Three additional proposals were submitted for a vote, with the following results:

                                                      No. of Votes         No. of Votes      No. of Votes       Broker
                                                          For                 Against         Abstaining       Non-Votes
                                                          ---                 -------         ----------       ---------
1. Amendment of the New York Community
   Bancorp, Inc. 1997 Stock Option Plan.               19,258,081            3,763,760           90,744        4,144,967

2. Approval of an amendment to the
   Company's Certificate of Incorporation
   increasing the number of authorized
   shares of common stock.                             23,219,510            3,973,773           33,368           30,901

3. Ratification of the appointment of KPMG
   LLP as independent auditors for the fiscal
   year ending December 31, 2001.                      27,117,028              132,379            8,145              -0-

Item 5. Other Information

On April 24, 2001 the Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on May 15, 2001 to shareholders of record at the close of business on May 7, 2001.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 3.1: Amended and Restated Certificate of Incorporation -
                         filed herewith
            Exhibit 3.2: Bylaws*
            Exhibit  11: Statement re: Computation of Per Share Earnings -
                         filed herewith

      (b)   Reports on Form 8-K

            On February 12, 2001, the Company filed a Form 8-K in connection with its announcement on February 7, 2001 that the Board of Directors had a declared a 3-for-2 stock split in the form of a 50% stock dividend, payable on March 29, 2001 to shareholders of record at March 14, 2001. In addition, the Form 8-K indicated that the Board had authorized the repurchase of up to one million shares of Company stock (1.5 million shares, as split-adjusted).

            On March 28, 2001, the Company filed a Form 8-K in connection with its announcement on March 27, 2001 that it had entered into an Agreement and Plan of Merger with Richmond County Financial Corp., pursuant to which Richmond County will merge into New York Community Bancorp, Inc.

            Under the terms of the Merger Agreement, each share of Richmond County will be converted into 0.68 of a share of New York Community Bancorp stock (1.02 shares, as adjusted for the 3-for-2 stock split). The merger is subject to various conditions, including adoption of the Merger Agreement by the shareholders of each company and the receipt of the required regulatory approvals. The merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is expected to be completed in the third quarter of 2001.

* Incorporated by reference to the Exhibits filed with the Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2000, File No. 0-22278.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        New York Community Bancorp, Inc.
                                        (Registrant)


DATE: May 7, 2001                       BY: /s/ Joseph R. Ficalora
                                            ------------------------------------
                                            Joseph R. Ficalora
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


DATE: May 7, 2001                       BY: /s/ Robert Wann
                                            ------------------------------------
                                            Robert Wann
                                            Executive Vice President,
                                            Comptroller, and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                              AMENDED AND RESTATED
                          CERTIFICATE OF INCORPORATION
                                       OF
                        NEW YORK COMMUNITY BANCORP, INC.

      New York Community Bancorp, Inc., a corporation organized and existing under the laws of the State of Delaware, hereby certifies as follows:

            1. The name of the Company is New York Community Bancorp, Inc. The Company was originally incorporated under the name Queens County Bancorp, Inc. The date of filing of its original Certificate of Incorporation with the Secretary of State of the State of Delaware was July 16, 1993. Certificates of Amendment were filed with the Secretary of State of the State of Delaware on August 11, 1998 and on November 20, 2000.

            2. The Amended and Restated Certificate of Incorporation, which amends, restates and supersedes the provisions of the Certificate as originally filed and thereafter amended as described in Paragraph 1 above, was duly adopted by the Board of Directors and the stockholders of the Company in accordance with the provisions of Sections 242 and 245 of the DGCL.

            3. The text of the Restated Certificate, as amended, is hereby amended, restated and superseded to read in its entirety as follows:

            FIRST: The name of the Corporation is New York Community Bancorp, Inc. (hereinafter sometimes referred to as the "Corporation").

            SECOND: The address of the registered office of the Corporation in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of the registered agent at that address is The Corporation Trust Company.

            THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of Delaware.

            FOURTH: A. The total number of shares of all classes of stock which the Corporation shall have authority to issue is one hundred fifty-five million (155,000,000) consisting of:

                        1. Five million (5,000,000) shares of Preferred Stock, par value one cent ($.01) per share (the "Preferred Stock"); and

                        2. One hundred fifty million (150,000,000) shares of Common Stock, par value one cent ($.01) per share (the "Common Stock").

                  B. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware (such certificate being hereinafter referred to as a "Preferred Stock Designation"), to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the Common Stock, without a vote of the holders of the Preferred Stock, or of any series thereof, unless a vote of any such holders is required pursuant to the terms of any Preferred Stock Designation.

                  C. 1. Notwithstanding any other provision of this Certificate of Incorporation, in no event shall any record owner of any outstanding Common Stock which is beneficially owned, directly or indirectly, by a person who, as of any record date for the determination of stockholders entitled to vote on any matter, beneficially owns in excess of the "Limit", be entitled, or permitted to any vote in respect of the shares held in excess of the Limit. The number of votes which may be cast by any record owner by virtue of the provisions hereof in respect of Common Stock beneficially owned by such person beneficially owning shares in excess of the Limit shall be a number equal to the total number of votes which a single record owner of all Common Stock beneficially owned by such person would be entitled to cast subject to the provisions of this Article FOURTH, multiplied by a fraction, the numerator of which is the number of shares of such class or series which are both beneficially owned by such person and owned of record by such record owner and the denominator of which is the total number of shares of Common Stock beneficially owned by such person owning shares in excess of the Limit.

                        2. The following definitions shall apply to this Section C of this Article FOURTH:

                              (a) "Affiliate" shall have the meaning ascribed to it in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on the date of filing of this Certificate of Incorporation.

                              (b) "Beneficial ownership" shall be determined pursuant to Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934 (or any successor rule or statutory provision), or, if said Rule 13d-3 shall be rescinded and there shall be no successor rule or provision thereto, pursuant to said Rule 13d-3 as in effect on the date of filing of this Certificate of Incorporation; provided, however, that a person shall, in any event, also be deemed the "beneficial owner" of any Common Stock:

                        (1) which such person or any of its Affiliates
            beneficially owns, directly or indirectly; or

                              (2) which such person or any of its Affiliates has
            (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding (but shall not be deemed to be the beneficial owner of any voting shares solely by reason of an agreement, contract, or other arrangement with this Corporation to effect any transaction which is described in any one or more of clauses 1 through 5 of Section A of Article EIGHTH) or upon the exercise of conversion rights, exchange rights, warrants, or options or otherwise, or (ii) sole or shared voting or investment power with respect thereto pursuant to any agreement, arrangement, understanding, relationship or otherwise (but shall not be deemed to be the beneficial owner of any voting shares solely by reason of a revocable proxy granted for a particular meeting of stockholders, pursuant to a public solicitation of proxies for such meeting, with respect to shares of which neither such person nor any such Affiliate is otherwise deemed the beneficial owner); or

                              (3) which are beneficially owned, directly or
            indirectly, by any other person with which such first mentioned person or any of its Affiliates acts as a partnership, limited partnership, syndicate or other group pursuant to any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of capital stock of this Corporation;

      and provided further, however, that (1) no Director or Officer of this Corporation (or any Affiliate of any such Director or Officer) shall, solely by reason of any or all of such Directors or Officers acting in their capacities as such, be deemed, for any purposes hereof, to beneficially own any Common Stock beneficially owned by any other such Director or Officer (or any Affiliate thereof), and (2) neither any employee stock ownership or similar plan of this Corporation or any subsidiary of this Corporation, nor any trustee with respect thereto or any Affiliate of such trustee (solely by reason of such capacity of such trustee), shall be deemed, for any purposes hereof, to beneficially own any Common Stock held under any such plan. For purposes of computing the percentage of beneficial ownership of Common Stock of a person, the outstanding Common Stock shall include shares deemed owned by such person through application of this subsection but shall not include any other Common Stock which may be issuable by this Corporation pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise. For all other purposes, the outstanding Common Stock shall include only Common Stock then outstanding and shall not include any Common Stock which may be issuable by this Corporation pursuant to any agreement, or upon the exercise of conversion rights, warrants or options, or otherwise.

                  (c) The "Limit" shall mean 10% of the then-outstanding shares of Common Stock.

                  (d) A "person" shall include an individual, firm, a group acting in concert, a corporation, a partnership, an association, a joint venture, a pool, a joint stock company, a trust, an unincorporated organization or similar company, a syndicate or any other group formed for the purpose of acquiring, holding or disposing of securities or any other entity

            3. The Board of Directors shall have the power to construe and apply the provisions of this section and to make all determinations necessary or desirable to implement such provisions, including but not limited to matters with respect to (i) the number of shares of Common Stock beneficially owned by any person, (ii) whether a person is an Affiliate of another, (iii) whether a person has an agreement, arrangement, or understanding with another as to the matters referred to in the definition of beneficial ownership, (iv) the application of any other definition or operative provision of the section to the given facts, or (v) any other matter relating to the applicability or effect of this section.

            4. The Board of Directors shall have the right to demand that any person who is reasonably believed to beneficially own Common Stock in excess of the Limit (or holds of record Common Stock beneficially owned by any person in excess of the Limit) supply the Corporation with complete information as to (i) the record owner(s) of all shares beneficially owned by such person who is reasonably believed to own shares in excess of the Limit, (ii) any other factual matter relating to the applicability or effect of this section as may reasonably be requested of such person.

            5. Except as otherwise provided by law or expressly provided in this Section C, the presence, in person or by proxy, of the holders of record of shares of capital stock of the Corporation entitling the holders thereof to cast a majority of the votes (after giving effect to the provisions of this Section C) entitled to be cast by the holders of shares of capital stock of the Corporation entitled to vote shall constitute a quorum at all meetings of the stockholders, and every reference in this Certificate of Incorporation to a majority or other proportion of capital stock (or the holders thereof) for purposes of determining any quorum requirement or any requirement for stockholder consent or approval shall be deemed to refer to such majority or other proportion of the votes (or the holders thereof) then entitled to be cast in respect of such capital stock.

            6. Any constructions, applications, or determinations made by the Board of Directors, pursuant to this section in good faith and on the basis of such information and assistance as was then reasonably available for such purpose shall be conclusive and binding upon the Corporation and its stockholders.

            7. In the event any provision (or portion thereof) of this Section C shall be found to be invalid, prohibited or unenforceable for any reason, the remaining provisions (or portions thereof) of this Section shall remain in full force and effect, and shall be construed as if such invalid, prohibited or unenforceable provision had been stricken here from or otherwise rendered inapplicable, it being the intent of this Corporation and its stockholders that each such remaining provision (or portion thereof ) of this Section C remain, to the fullest extent permitted by law, applicable and enforceable as to all stockholders, including stockholders beneficially owning an amount of stock over the Limit, notwithstanding any such finding.

            FIFTH: The following provisions are inserted for the management of the business and the conduct of the affairs of the Corporation, and for further definition, limitation and regulation of the powers of the Corporation and of its Directors and stockholders:

                  A. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. In addition to the powers and authority expressly conferred upon them by statute or by this Certificate of Incorporation or the Bylaws of the Corporation, the Directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation.

                  B. The Directors of the Corporation need not be elected by written ballot unless the Bylaws so provide.

                  C. Any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders.

                  D. Special meetings of stockholders of the Corporation may be called only by the Board of Directors pursuant to a resolution adopted by a majority of the Whole Board or as otherwise provided in the Bylaws. The term "Whole Board" shall mean the total number of authorized directorships (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board for adoption) (the Whole Board).

            SIXTH: A. The number of Directors shall be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by a majority of the Whole Board. The Directors shall be divided into three classes, as nearly equal in number as reasonably possible, with the term of office of the first class to expire at the first annual meeting of stockholders, the term of office of the second class to expire at the annual meeting of stockholders one year thereafter and the term of office of the third class to expire at the annual meeting of stockholders two years thereafter with each Director to hold office until his or her successor shall have been duly elected and qualified. At each annual meeting of stockholders following such initial classification and election, Directors elected to succeed those Directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election with each Director to hold office until his or her successor shall have been duly elected and qualified.

                  B. Subject to the rights of the holders of any series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of Directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled only by a majority vote of the Directors then in office, though less than a quorum, and Directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which they have been chosen expires. No decrease in the number of Directors constituting the Board of Directors shall shorten the term of any incumbent Director.

                  C. Advance notice of stockholder nominations for the election of Directors and of business to be brought by stockholders before any meeting of the stockholders of the Corporation shall be given in the manner provided in the Bylaws of the Corporation.

                  D. Subject to the rights of the holders of any series of Preferred Stock then outstanding, any Directors, or the entire Board of Directors, may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least 80 percent of the voting power of all of the then-outstanding shares of capital stock of the Corporation entitled to vote generally in the election of Directors (after giving effect to the provisions of Article FOURTH of this Certificate of Incorporation ("Article FOURTH")), voting together as a single class.

            SEVENTH: The Board of Directors is expressly empowered to adopt, amend or repeal Bylaws of the Corporation. Any adoption, amendment or repeal of the Bylaws of the corporation by the Board of Directors shall require the approval of a majority of the Whole Board. The stockholders shall also have power to adopt, amend or repeal the Bylaws of the Corporation; provided, however, that, in addition to any vote of the holders of any class or series of stock of this Corporation required by law or by this Certificate of Incorporation, the affirmative vote of the holders of at least 80 percent of the voting power of all of the then-outstanding shares of the capital stock of the Corporation entitled to vote generally in the election of Directors (after giving effect to the provisions of Article FOURTH), voting together as a single class, shall be required to adopt, amend or repeal any provisions of the Bylaws of the Corporation.

            EIGHTH: A. In addition to any affirmative vote required by law or this Certificate of Incorporation, and except as otherwise expressly provided in this Article EIGHTH:

                  1. any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (i) any Interested Stockholder (as hereinafter defined) or (ii) any other corporation (whether or not itself an Interested Stockholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Stockholder; or

                  2. any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Stockholder, or any Affiliate of any Interested Stockholder, of any assets of the Corporation or any Subsidiary having an aggregate Fair Market Value (as hereinafter defined) equaling or exceeding 25% or more of the combined assets of the Corporation and its Subsidiaries; or

                  3. the issuance or transfer by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested Stockholder or any Affiliate of any Interested Stockholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value (as hereinafter defined) equaling or exceeding 25% of the combined Fair Market Value of the outstanding common stock of the Corporation and its Subsidiaries, except for any issuance or transfer pursuant to an employee benefit plan of the Corporation or any Subsidiary thereof; or

                  4. the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an Interested Stockholder or any Affiliate of any Interested Stockholder; or

                  5. any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Stockholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is directly or indirectly owned by any Interested Stockholder or any Affiliate of any Interested Stockholder;

      shall require the affirmative vote of the holders of at least 80% of the voting power of the then-outstanding shares of stock of the Corporation entitled to vote in the election of Directors (the "Voting Stock") (after giving effect to the provisions of Article FOURTH), voting together as a single class. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or by any other provisions of this Certificate of Incorporation or any Preferred Stock Designation or in any agreement with any national securities exchange or otherwise.

            The term "Business Combination" as used in this Article EIGHTH shall mean any transaction which is referred to in any one or more of paragraphs 1 through 5 of Section A of this Article EIGHTH.

            B. The provisions of Section A of this Article EIGHTH shall not be applicable to any particular Business Combination, and such Business Combination shall require only the affirmative vote of the majority of the outstanding shares of capital stock entitled to vote (after giving effect to the provisions of Article FOURTH), or such vote (if any) as is required by law or by this Certificate of Incorporation, if, in the case of any Business Combination that does not involve any cash or other consideration being received by the stockholders of the Corporation solely in their capacity as stockholders of the Corporation, the condition specified in the following paragraph 1 is met or, in the case of any other Business Combination, all of the conditions specified in either of the following paragraphs 1 or 2 are met:

                  1. The Business Combination shall have been approved by a majority of the Disinterested Directors (as hereinafter defined).

                  2. All of the following conditions shall have been met:

                        (a) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by the holders of Common Stock in such Business Combination shall at least be equal to the higher of the following:

                        (1) (if applicable) the Highest Per Share Price (as
            hereinafter defined), including any brokerage commissions, transfer taxes and soliciting dealers' fees, paid by the Interested Stockholder or any of its Affiliates for any shares of Common Stock acquired by it (i) within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the "Announcement Date"), or (ii) in the transaction in which it became an Interested Stockholder, whichever is higher.

                        (2) the Fair Market Value per share of Common Stock on
            the Announcement Date or on the date on which the Interested Stockholder became an Interested Stockholder (such latter date is referred to in this Article EIGHTH as the "Determination Date"), whichever is higher.

                  (b) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of shares of any class of outstanding Voting Stock other than Common Stock shall be at least equal to the highest of the following (it being intended that the requirements of this subparagraph (b) shall be required to be met with respect to every such class of outstanding Voting Stock, whether or not the Interested Stockholder has previously acquired any shares of a particular class of Voting Stock):

                        (1) (if applicable) the Highest Per Share Price (as
            hereinafter defined), including any brokerage commissions, transfer taxes and soliciting dealers' fees, paid by the Interested Stockholder for any shares of such class of Voting Stock acquired by it (i) within the two-year period immediately prior to the Announcement Date, or (ii) in the transaction in which it became an Interested Stockholder, whichever is higher;

                        (2) (if applicable) the highest preferential amount per
            share to which the holders of shares of such class of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation; and

                        (3) the Fair Market Value per share of such class of
            Voting Stock on the Announcement Date or on the Determination Date, whichever is higher.

                  (c) The consideration to be received by holders of a
            particular class of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as the Interested Stockholder has previously paid for shares of such class of Voting Stock. If the Interested Stockholder has paid for shares of any class of Voting Stock with varying forms of consideration, the form of consideration to be received per share by holders of shares of such class of Voting Stock shall be either cash or the form used to acquire the largest number of shares of such class of Voting Stock previously acquired by the Interested Stockholder. The price determined in accordance with subparagraph B.2 of this Article EIGHTH shall be subject to appropriate adjustment in the event of any stock dividend, stock split, combination of shares or similar event.

                  (d) After such Interested Stockholder has become an Interested
            Stockholder and prior to the consummation of such Business
            Combination: (1) except as approved by a majority of the Disinterested Directors (as hereinafter defined), there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding stock having preference over the Common Stock as to dividends or liquidation; (2) there shall have been (i) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by a majority of the Disinterested Directors, and (ii) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure to so increase such annual rate is approved by a majority of the Disinterested Directors, and (3) neither such Interested Stockholder or any of its Affiliates shall have become the beneficial owner of any additional shares of Voting Stock except as part of the transaction which results in such Interested Stockholder becoming an Interested Stockholder.

                  (e) After such Interested Stockholder has become an Interested
            Stockholder, such Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided, directly or indirectly, by the Corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

                  (f) A proxy or information statement describing the proposed
            Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing the Securities Exchange Act of 1934 and the rules or regulations thereunder) shall be mailed to stockholders of the Corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

            C. For the purposes of this Article EIGHTH:

                        1. A "Person" shall include an individual, firm, a group acting in concert, a corporation, a partnership, an association, a joint venture, a pool, a joint stock company, a trust, an unincorporated organization or similar company, a syndicate or any other group formed for the purpose of acquiring, holding or disposing of securities or any other entity.

                        2. "Interested Stockholder" shall mean any person (other than the Corporation or any Holding Company or Subsidiary thereof) who or which:

                  (a) is the beneficial owner, directly or indirectly, of more than 10% of the outstanding Voting Stock; or

                  (b) is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding Voting Stock; or

                  (c) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Stockholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

            3. For purposes of this Article EIGHTH, "beneficial ownership" shall be determined in the manner provided in Section C of Article FOURTH hereof.

            4. "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on the date of filing of this Certificate of Incorporation.

            5. "Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Interested Stockholder set forth in Paragraph 2 of this Section C, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the Corporation.

            6. "Disinterested Director" means any member of the Board of Directors who is unaffiliated with the Interested Stockholder and was a member of the Board of Directors prior to the time that the Interested Stockholder became an Interested Stockholder, and any Director who is thereafter chosen to fill any vacancy of the Board of Directors or who is elected and who, in either event, is unaffiliated with the Interested Stockholder and in connection with his or her initial assumption of office is recommended for appointment or election by a majority of Disinterested Directors then on the Board of Directors.

            7. "Fair Market Value" means: (a) in the case of stock, the highest closing sales price of the stock during the 30-day period immediately preceding the date in question of a share of such stock on the National Association of Securities Dealers Automated Quotation System or any system then in use, or, if such stock is admitted to trading on a principal United States securities exchange registered under the Securities Exchange Act of 1934, Fair Market Value shall be the highest sale price reported during the 30-day period preceding the date in question, or, if no such quotations are available, the Fair Market Value on the date in question of a share of such stock as determined by the Board of Directors in good faith, in each case with respect to any class of stock, appropriately adjusted for any dividend or distribution in shares of such stock or any stock split or reclassification of outstanding shares of such stock into a greater number of shares of such stock or any combination or reclassification of outstanding shares of such stock into a smaller number of shares of such stock, and (b) in the case of property other than cash or stock, the Fair Market Value of such property on the date in question as determined by the Board of Directors in good faith.

            8. Reference to "Highest Per Share Price" shall in each case with respect to any class of stock reflect an appropriate adjustment for any dividend or distribution in shares of such stock or any stock split or reclassification of outstanding shares of such stock into a greater number of shares of such stock or any combination or reclassification of outstanding shares of such stock into a smaller number of shares of such stock.

            9. In the event of any Business Combination in which the Corporation survives, the phrase "consideration other than cash to be received" as used in Subparagraphs (a) and (b) of Paragraph 2 of Section B of this Article EIGHTH shall include the shares of Common Stock and/or the shares of any other class of outstanding Voting Stock retained by the holders of such shares.

            D. A majority of the Disinterested Directors of the Corporation shall have the power and duty to determine for the purposes of this Article EIGHTH, on the basis of information known to them after reasonable inquiry: (a) whether a person is an Interested Stockholder; (b) the number of shares of Voting Stock beneficially owned by any person; (c) whether a person is an Affiliate or Associate of another; and (d) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has an aggregate Fair Market Value equaling or exceeding 25% of the combined Fair Market Value of the Common Stock of the Corporation and its Subsidiaries. A majority of the Disinterested Directors shall have the further power to interpret all of the terms and provisions of this Article EIGHTH.

            E. Nothing contained in this Article EIGHTH shall be construed to relieve any Interested Stockholder from any fiduciary or other obligation imposed by law.

            F. Notwithstanding any other provisions of this Certificate of Incorporation or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the Voting Stock required by law, this Certificate of Incorporation or any Preferred Stock Designation, the affirmative vote of the holders of at least 80 percent of the voting power of all of the then-outstanding shares of the Voting Stock (after giving effect to the provisions of Article FOURTH), voting together as a single class, shall be required to alter, amend or repeal this Article EIGHTH.

            NINTH: The Board of Directors of the Corporation, when evaluating any offer of another Person (as defined in Article EIGHTH hereof) to (A) make a tender or exchange offer for any equity security of the Corporation, (B) merge or consolidate the Corporation with another corporation or entity or (C) purchase or otherwise acquire all or substantially all of the properties and assets of the Corporation, may, in connection with the exercise of its judgment in determining what is in the best interest of the Corporation and its stockholders, give due consideration to all relevant factors, including, without limitation, those factors that Directors of any subsidiary of the Corporation may consider in evaluating any action that may result in a change or potential change in the control of the subsidiary, and the social and economic effect of acceptance of such offer: on the Corporation's present and future customers and employees and those of its Subsidiaries (as defined in Article EIGHTH hereof); on the communities in which the Corporation and its Subsidiaries operate or are located; on the ability of the

      Corporation to fulfill its corporate objective as a holding company under applicable laws and regulations; and on the ability of its subsidiary to fulfill the objectives of a stock form financial institution under applicable statutes and regulations.

            TENTH: A. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a Director or an Officer of the Corporation or is or was serving at the request of the Corporation as a Director, Officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a Director, Officer, employee or agent or in any other capacity while serving as a Director, Officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than such law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such indemnitee in connection therewith; provided, however, that, except as provided in Section C hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.

                  B. The right to indemnification conferred in Section A of this Article TENTH shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if the Delaware General Corporation Law requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a Director or Officer (and not in any other capacity in which service was or is rendered by such indemnitee, including, without limitation, services to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (hereinafter a "final adjudication") that such indemnitee is not entitled to be indemnified for such expenses under this Section or otherwise. The rights to indemnification and to the advancement of expenses conferred in Sections A and B of this Article TENTH shall be contract rights and such rights shall continue as to an indemnitee who has ceased to be a Director, Officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators.

            C. If a claim under Section A or B of this Article TENTH is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall be entitled to be paid also the expenses of prosecuting or defending such suit. In (i) any suit brought by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and (ii) in any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking the Corporation shall be entitled to recover such expenses upon a final adjudication that, the indemnitee has not met any applicable standard for indemnification set forth in the Delaware General Corporation Law. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Article TENTH or otherwise shall be on the Corporation.

            D. The rights to indemnification and to the advancement of expenses conferred in this Article TENTH shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Corporation's Certificate of Incorporation, Bylaws, agreement, vote of stockholders or Disinterested Directors or otherwise.

            E. The Corporation may maintain insurance, at its expense, to protect itself and any Director, Officer, employee or agent of the Corporation or Subsidiary or Affiliate or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

            F. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses to any employee or agent of the Corporation to the fullest extent of the provisions of this Article TENTH with respect to the indemnification and advancement of expenses of Directors and Officers of the Corporation.

            ELEVENTH: A Director of this Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director, except for liability (i) for any breach of the Director's duty of loyalty to the

      Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or
      (iv) for any transaction from which the Director derived an improper personal benefit. If the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of Directors, then the liability of a Director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended.

            Any repeal or modification of the foregoing paragraph by the stockholders of the Corporation shall not adversely affect any right or protection of a Director of the Corporation existing at the time of such repeal or modification.

            TWELFTH: The Corporation reserves the right to amend or repeal any provision contained in this Certificate of Incorporation in the manner prescribed by the laws of the State of Delaware and all rights conferred upon stockholders are granted subject to this reservation; provided, however, that, notwithstanding any other provision of this Certificate of Incorporation or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any vote of the holders of any class or series of the stock of this Corporation required by law or by this Certificate of Incorporation, the affirmative vote of the holders of at least 80 percent of the voting power of all of the then-outstanding shares of the capital stock of the Corporation entitled to vote generally in the election of Directors (after giving effect to the provisions of Article FOURTH), voting together as a single class, shall be required to amend or repeal this Article TWELFTH, Section C of Article FOURTH, Sections C or D of Article FIFTH, Article SIXTH, Article SEVENTH, Article EIGHTH, Article NINTH or Article TENTH.

      IN WITNESS WHEREOF, the undersigned, has hereunto signed this Certificate as of the 9th day of May, 2001.

ATTEST:                                NEW YORK COMMUNITY BANCORP, INC.


/s/ Michael J. Lincks                  By: /s/ Joseph R. Ficalora
----------------------------------         -------------------------------------
Michael J. Lincks                          Joseph R. Ficalora
Corporate Secretary                        President and Chief Executive Officer