Form 10-Q
period 2001-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2001-08-14
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                  615 Merrick Avenue, Westbury, New York 11590
                  --------------------------------------------
                    (Address of principal executive offices)

       (Registrant's telephone number, including area code) 516: 683-4100

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                   69,086,890
                         -------------------------------
                         Number of shares outstanding at
                                 August 13, 2001

                        NEW YORK COMMUNITY BANCORP, INC.

                                    FORM 10-Q

                           Quarter Ended June 30, 2001

INDEX                                                                   Page No.
-----                                                                   --------

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Condition as of
          June 30, 2001 (unaudited) and December 31, 2000                   1

          Consolidated Statements of Income and Comprehensive
          Income for the Three and Six Months Ended June 30, 2001
          and 2000 (unaudited)                                              2

          Consolidated Statement of Changes in Stockholders'
          Equity for the Six Months Ended June 30, 2001 (unaudited)         3

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2001 and 2000 (unaudited)                   4

          Notes to Unaudited Consolidated Financial Statements              5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                      26

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                27

Item 2.   Changes in Securities                                            27

Item 3.   Defaults Upon Senior Securities                                  27

Item 4.   Submission of Matters to a Vote of Security Holders              27

Item 5.   Other Information                                                27

Item 6.   Exhibits and Reports on Form 8-K                                 27

Signatures                                                                 29

Exhibits                                                                   30

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                      (in thousands, except per share data)

                                                                                  June 30,       December 31,
                                                                                    2001            2000
                                                                                (unaudited)
                                                                                -----------      ------------
Assets
Cash and due from banks                                                         $   129,502      $   133,093
Money market investments                                                            101,600          124,622
Securities held to maturity (estimated market value of
    $97,523 and $220,608, respectively)                                              97,245          222,534
Mortgage-backed securities held to maturity (estimated market
    value of $1,624 and $1,979, respectively)                                         1,573            1,923
Securities available for sale                                                       619,789          303,734
Mortgage loans:
    1-4 family                                                                      698,028        1,267,080
    Multi-family                                                                  2,132,990        1,945,656
    Commercial real estate                                                          368,799          324,068
    Construction                                                                     64,835           59,469
                                                                                -----------      -----------
Total mortgage loans                                                              3,264,652        3,596,273
Other loans                                                                          29,341           39,748
Less: Unearned loan fees                                                             (2,404)          (1,571)
      Allowance for loan losses                                                     (18,064)         (18,064)
                                                                                -----------      -----------
Loans, net                                                                        3,273,525        3,616,386
Premises and equipment, net                                                          37,682           39,191
Goodwill                                                                            115,107          118,070
Deferred tax asset, net                                                              23,393           42,360
Other assets                                                                        117,192          108,872
                                                                                -----------      -----------
Total assets                                                                    $ 4,516,608      $ 4,710,785
                                                                                ===========      ===========

Liabilities and Stockholders' Equity
Deposits:
    NOW and money market accounts                                               $   666,100      $   719,420
    Savings accounts                                                                524,329          492,604
    Certificates of deposit                                                       1,694,424        1,873,810
    Non-interest-bearing accounts                                                   189,786          171,360
                                                                                -----------      -----------
Total deposits                                                                    3,074,639        3,257,194
                                                                                -----------      -----------
Official checks outstanding                                                          64,788           41,239
Borrowings                                                                        1,038,295        1,037,505
Mortgagors' escrow                                                                   17,818           11,291
Other liabilities                                                                    31,316           56,146
                                                                                -----------      -----------
Total liabilities                                                                 4,226,856        4,403,375
                                                                                -----------      -----------
Stockholders' equity:
    Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                                        --               --
    Common stock at par $0.01 (60,000,000 shares authorized;
     46,455,336 shares issued; 43,441,567 and 44,370,186
     shares outstanding at June 30, 2001 and December 31, 2000,
     respectively)(1)                                                                   465              310
    Paid-in capital in excess of par                                                181,129          174,450
    Retained earnings (substantially restricted)                                    147,643          146,514
    Less: Treasury stock (3,013,769 and 2,085,853 shares, respectively)(1)          (32,186)          (2,388)
          Unallocated common stock held by ESOP                                      (8,279)          (8,485)
          Common stock held by SERP                                                  (3,770)          (3,770)
          Unearned common stock held by RRPs                                            (41)             (41)
    Accumulated other comprehensive income, net of tax effect                         4,791              820
                                                                                -----------      -----------
Total stockholders' equity                                                          289,752          307,410
                                                                                -----------      -----------
Total liabilities and stockholders' equity                                      $ 4,516,608      $ 4,710,785
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

                        NEW YORK COMMUNITY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                     For the                  For the
                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                              ---------------------     ---------------------
                                                2001          2000        2001         2000
                                              --------      -------     --------     --------
Interest Income:
     Mortgage and other loans                 $ 63,099      $34,604     $133,607     $ 67,729
     Securities                                  5,229        3,327       14,133        6,350
     Mortgage-backed securities                  7,302           60       10,094          122
     Money market investments                    2,686           71        4,839          129
                                              --------      -------     --------     --------
Total interest income                           78,316       38,062      162,673       74,330
                                              --------      -------     --------     --------

Interest Expense:
     NOW and money market accounts               3,014          855        6,950        1,640
     Savings accounts                            2,183        1,594        4,321        3,195
     Certificates of deposit                    24,797        7,975       51,978       16,051
     Borrowings                                 12,111       11,312       28,079       20,669
     Mortgagors' escrow                              8            7           12           13
                                              --------      -------     --------     --------
Total interest expense                          42,113       21,743       91,340       41,568
                                              --------      -------     --------     --------
          Net interest income                   36,203       16,319       71,333       32,762
Provision for loan losses                           --           --           --           --
                                              --------      -------     --------     --------
          Net interest income after
              provision for loan losses         36,203       16,319       71,333       32,762
                                              --------      -------     --------     --------

Other Operating Income:
     Fee income                                  7,789          490       15,722          991
     Other                                       3,339          759       23,887        1,369
                                              --------      -------     --------     --------
Total other operating income                    11,128        1,249       39,609        2,360
                                              --------      -------     --------     --------

Non-interest Expense:
     Compensation and benefits                   7,828        3,430       17,542        6,919
     Occupancy and equipment                     3,716          681        7,088        1,424
     General and administrative                  5,347        1,222       11,009        2,463
     Other                                         675          187        1,348          352
                                              --------      -------     --------     --------
Total operating expense                         17,566        5,520       36,987       11,158
     Amortization of goodwill                    1,482           --        2,964           --
                                              --------      -------     --------     --------
Total non-interest expense                      19,048        5,520       39,951       11,158
                                              --------      -------     --------     --------
Income before income taxes                      28,283       12,048       70,991       23,964
Income tax expense                               9,588        4,278       24,652        8,600
                                              --------      -------     --------     --------
          Net income                          $ 18,695      $ 7,770     $ 46,339     $ 15,364
                                              ========      =======     ========     ========
Comprehensive income, net of tax:
     Unrealized (loss) gain on securities       (2,198)         431        3,971          (69)
                                              --------      -------     --------     --------
          Comprehensive income                $ 16,497      $ 8,201     $ 50,310     $ 15,295
                                              ========      =======     ========     ========

          Earnings per share(1)               $   0.47      $  0.29     $   1.15     $   0.58
          Diluted earnings per share(1)       $   0.46      $  0.29     $   1.13     $   0.57
                                              ========      =======     ========     ========

(1) Share amounts for the year 2000 have been adjusted to reflect a 3-for-2 stock split on March 29, 2001.

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Six Months Ended
                                                                 June 30, 2001
(in thousands, except per share data)                             (unaudited)
--------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
    Balance at beginning of year                                   $     310
    Shares issued                                                        155
                                                                   ---------
Balance at end of period                                                 465
                                                                   ---------

Paid-in Capital in Excess of Par:
    Balance at beginning of year                                     174,450
    Shares issued and fractional shares                                 (155)
    Tax benefit effect on stock plans                                  5,000
    Allocation of ESOP stock                                           1,834
                                                                   ---------
Balance at end of period                                             181,129
                                                                   ---------

Retained Earnings:
    Balance at beginning of year                                     146,514
    Net income                                                        46,339
    Dividends paid on common stock                                   (14,997)
    Exercise of stock options (1,592,838 shares)                     (30,213)
                                                                   ---------
Balance at end of period                                             147,643
                                                                   ---------

Treasury Stock:
    Balance at beginning of year                                      (2,388)
    Purchase of common stock (2,520,752 shares)                      (63,780)
    Exercise of stock options (1,592,838 shares)                      33,982
                                                                   ---------
Balance at end of period                                             (32,186)
                                                                   ---------

Employee Stock Ownership Plan:
    Balance at beginning of year                                      (8,485)
    Allocation of ESOP stock                                             206
                                                                   ---------
Balance at end of period                                              (8,279)
                                                                   ---------

SERP Plan:
    Balance at beginning of year                                      (3,770)
    Common stock acquired by SERP                                         --
                                                                   ---------
Balance at end of period                                              (3,770)
                                                                   ---------

Recognition and Retention Plans:
    Balance at beginning of year                                         (41)
    Earned portion of RRPs                                                --
                                                                   ---------
Balance at end of period                                                 (41)
                                                                   ---------

Accumulated Comprehensive Income, Net of Tax:
    Balance at beginning of year                                         820
    Net unrealized appreciation in securities, net of tax              3,971
                                                                   ---------
Balance at end of year                                                 4,791
                                                                   ---------

Total stockholders' equity                                         $ 289,752
                                                                   =========

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                    June 30,
                                                                              2001            2000
(in thousands)                                                                   (unaudited)
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                               $  46,339      $  15,364
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                            2,363            512
       Accretion of discounts, net                                            (10,946)            (2)
       Amortization of net deferred loan origination fees                       2,036            839
       Amortization of goodwill                                                 2,964             --
       Net gain on redemption and sales of securities and
         mortgage-backed securities                                            (3,972)            --
       Net gain on sales of loans and foreclosed real estate                   (7,473)          (101)
       Tax benefit effect on stock plans                                        5,000          2,705
       Earned portion of ESOP                                                     206            840
   Changes in assets and liabilities:
       Decrease (increase) in deferred income taxes                            18,967           (577)
       Increase in other assets                                                (8,320)        (4,118)
       Increase in official checks outstanding                                 23,549          4,506
       (Decrease) increase in other liabilities                               (24,830)         2,075
                                                                            ---------      ---------
Total adjustments                                                                (456)         6,679
                                                                            ---------      ---------
Net cash provided by operating activities                                      45,883         22,043
                                                                            ---------      ---------

Cash Flows from Investing Activities:
   Proceeds from redemption and sales of securities and mortgage-backed
     securities held to maturity                                                  350            270
   Proceeds from redemption and sales of securities available for sale        463,644             --
   Purchase of securities available for sale                                 (619,607)            --
   Purchase of securities held to maturity                                         --         (8,739)
   Net increase in loans                                                     (194,521)      (143,317)
   Proceeds from sales of loans and foreclosed real estate                    528,738            468
   Purchase of premises and equipment, net                                       (854)           (77)
                                                                            ---------      ---------
Net cash provided by (used in) investing activities                           177,750       (151,395)
                                                                            ---------      ---------

Cash Flows from Financing Activities:
   Net increase in mortgagors' escrow                                           6,527          7,950
   Net decrease in deposits                                                  (182,555)       (36,261)
   Net increase in borrowings                                                     790        164,937
   Cash dividends paid and options exercised, net                             (45,210)       (16,506)
   Purchase of Treasury stock, net of stock options exercised                 (29,798)        (4,743)
                                                                            ---------      ---------
Net cash (used in) provided by financing activities                          (250,246)       115,377
                                                                            ---------      ---------
Net decrease in cash and cash equivalents                                     (26,613)       (13,975)
Cash and cash equivalents at beginning of period                              257,715         37,224
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $ 231,102      $  23,249
                                                                            =========      =========
Supplemental information:
   Cash paid for:
      Interest                                                              $  91,285      $  41,576
      Income taxes                                                              3,545          9,009
Transfers to foreclosed real estate from loans                                    186             --

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

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

Note 2. Impact of Accounting Pronouncements

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

On September 29, 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, which was issued in June 1996 and addresses implementation issues that were identified in applying SFAS No.
125. SFAS No. 140 is effective for transfers of financial assets (including securitizations) occurring after March 31, 2001. However, the provisions of SFAS No. 140 related to the recognition and reclassification of collateral in financial statements and disclosures related to securities transactions and collateral are effective for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material effect upon its consolidated financial statements.

Business Combinations, Goodwill, and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for fiscal years beginning after December 15, 2001. Under the new rules, all business combinations are to be accounted for using the purchase method. In addition, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002 and is currently in the process of assessing their impact. During 2002, the Company will perform the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002; the effect of these tests on the earnings and financial position of the Company has not yet been determined.

SFAS No. 142 stipulates that goodwill no longer be amortized for business combinations completed after June 30, 2001. This will impact the goodwill associated with the Company's merger with Richmond County Financial Corp., which was completed on July 31, 2001.

Note 3. Recent Developments

On July 31, 2001, the Company completed its merger-of-equals with Richmond County Financial Corp. ("Richmond County"), which was accounted for as a purchase transaction and was valued at approximately $802.0 million. At June 30, 2001, Richmond County operated 34 banking offices in Staten Island, Brooklyn, and New Jersey and had consolidated assets of $3.7 billion, including loans, net, of $1.9 billion, and consolidated liabilities of $3.4 billion, including deposits of $2.5 billion.

In accordance with the Agreement and Plan of Merger dated March 27, 2001, the Company issued 1.02 shares of its common stock for each outstanding share of Richmond County common stock at the date of the merger. Approximately 26.4 million shares were issued, bringing the number of outstanding Company shares to approximately 70.0 million.

                        NEW YORK COMMUNITY BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New York Community Bancorp, Inc. (the "Company") is the holding company for New York Community Bank (the "Bank"), a New York State-chartered financial institution which had assets of $4.5 billion, deposits of $3.1 billion, and a network of 86 branches at June 30, 2001.

The primary business of the Bank is gathering deposits from its customers in New York City, Long Island, Westchester and Rockland counties, Connecticut, and New Jersey, and investing these funds in the origination of multi-family, commercial real estate, and construction loans, and in investment grade securities.

The Company's second quarter 2001 performance reflects the benefits of its November 30, 2000 purchase acquisition of Haven Bancorp, Inc. ("Haven") and the subsequent restructuring of the balance sheet. The Company reported earnings of $18.7 million, or $0.46 per diluted share, for the current second quarter, as compared to $7.8 million, or $0.29 per diluted share, for the year-earlier three months.

On July 24, 2001, the Company declared a quarterly cash dividend of $0.20 per share, payable on August 15, 2001 to shareholders of record at August 6, 2001. In addition, the Company announced the adoption of a Dividend Reinvestment Plan that will enable shareholders to accumulate shares of the Company through dividend reinvestment and voluntary cash purchases. A Plan brochure and enrollment form will be mailed to registered shareholders in late September 2001.

On July 31, 2001, the Company completed its merger with Richmond County Financial Corp. ("Richmond County"), as a result of which Richmond County merged with and into the Company. Based on the balance sheets of both companies at June 30, 2001, and absent any purchase accounting adjustments, the combined company has assets of approximately $8.2 billion, deposits of approximately $5.6 billion, and a network of 120 banking offices operated through six divisions:
Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank.

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

These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated future results. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effects of its plans and strategies are inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and demand for financial services in the Company's local markets; changes in local real estate values; changes in accounting principles and guidelines; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, and services.

Forward-looking statements also include, without limitation, those statements relating to the anticipated effects of the Company's merger with Richmond County. The following factors, among others, could cause the actual results of the acquisition to differ materially from expectations: the ability to successfully integrate the companies following the merger, including integration of data processing systems and retention of key personnel; the ability to fully realize the expected cost savings and revenues; the ability to realize the expected cost savings and revenues on a timely basis; and any material change in the local markets in which the company operates.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Financial Condition

In the second quarter of 2001, the Company continued the de-leveraging strategy it had pursued since completing the Haven acquisition while, at the same time, restructuring the balance sheet. As a result, the Company recorded total assets of $4.5 billion at June 30, 2001, down $194.2 million from the balance recorded at December 31, 2000. The reduction stemmed primarily from the first quarter sale of loans and securities totaling $583.9 million that had been acquired in the Haven transaction.

Mortgage loans outstanding declined $331.6 million from the year-end amount to $3.3 billion, after six-month originations of $515.5 million. Multi-family mortgage loans represented $2.1 billion of total mortgage loans at the close of the second quarter, and represented $315.4 million of originations during the six-month period. At July 18, 2001, the Company had a pipeline of $374.4 million, signifying a strategic change of direction from de-leveraging to re-leveraging the balance sheet.

Non-performing assets declined to $8.0 million, or 0.18% of total assets, from $9.1 million, or 0.19%, at December 31, 2000. Non-performing loans represented $7.7 million of the June 30, 2001 total, equivalent to 0.23% of loans, net at that date. In addition, the Company recorded its 27th consecutive quarter without any net charge-offs; in the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $18.1 million, representing 235.27% of non-performing loans and 0.55% of loans, net.

Reflecting the aforementioned balance sheet restructuring, the portfolio of securities available for sale more than doubled from the year-end 2000 level to $619.8 million at June 30, 2001. The increase primarily reflects investments in short-term collateralized mortgage obligations using the proceeds from the aforementioned sale of loans and securities. At the same time, the portfolio of securities held to maturity totaled $97.2 million, representing a 56.3% reduction from the year-end amount.

Primarily reflecting a $179.4 million drop in CDs, total deposits declined $182.6 million to $3.1 billion at June 30, 2001. Specifically, CDs totaled $1.7 billion, representing 55.1% of total deposits, while core deposits totaled $1.4 billion, representing 44.9%. Borrowings totaled $1.0 billion at June 30, 2001, up $790,000 from the balance at year-end.

Supported by cash earnings of $57.4 million, stockholders' equity totaled $289.8 million at June 30, 2001, representing 6.42% of total assets and a book value of $7.13 per share, based on 40,634,796 shares. In the first six months of 2001, the Company allocated $63.8 million toward its share repurchase program, in addition to distributing $15.0 million in cash dividends.

Loans

The Company recorded total mortgage loans of $3.3 billion at June 30, 2001, down $331.6 million from the balance recorded at December 31, 2000. The reduction reflects the first quarter sale of one-to-four family mortgage loans totaling $526.9 million, as well as the strategic de-leveraging of the balance sheet during the first six months of the year.

It has been management's intention, since the Haven acquisition, to reduce the balance of one-to-four family mortgage loans acquired and to rebuild the portfolio with higher-yielding, shorter-term multi-family, commercial real estate, and construction loans. In the first six months of 2001, mortgage originations totaled $515.5 million, including $315.4 million in multi-family loans, $75.0 million in commercial real estate loans, and $54.1 million in construction loans. Included in these amounts were second quarter originations of $149.5 million, $47.2 million, and $42.9 million, respectively.

The balance of multi-family mortgage loans rose to $2.1 billion, representing 65.3% of mortgage loans outstanding at the end of the second quarter, from $1.9 billion, representing 54.1%, at December 31, 2000. Commercial real estate loans rose to $368.8 million, representing 11.3% of the quarter-end total, from $324.1 million, representing 9.0% of the year-end mortgage mix. Similarly, construction loans rose to $64.8 million from $59.5 million at the corresponding dates.

Reflecting the aforementioned sales, one-to-four family mortgage loans declined to $698.0 million, or 21.4% of the June 30, 2001 total, from $1.3 billion, or 35.2%, at December 31, 2000. The Company typically originates one-to-four family mortgage loans on a flow basis; such originations totaled $27.8 million in the first six months of 2001.

Since December 2000, the Company has also originated other loans on a flow basis. The portfolio of other loans thus declined to $29.3 million at June 30, 2001 from $39.7 million at December 31, 2000.

At June 30, 2001, the Company completed its de-leveraging program and began to re-leverage the balance sheet. With $374.4 million in mortgage loans in the pipeline, excluding the loans currently in the pipeline from Richmond County, the Company anticipates producing for portfolio a record level of mortgage loans by year-end. This said, readers are cautioned that the Company's ability to close these loans may be adversely influenced by such factors as an economic downturn, an increase in competition, or an unexpected change in the direction of market interest rates.

At June 30, 2001, Richmond County had total mortgage loans of $1.9 billion and total other loans of $30.1 million. Included in total mortgage loans were multi-family mortgage loans of $774.5 million, commercial real estate loans of $138.7 million, construction loans of $96.1 million, and one-to-four family mortgage loans of $906.0 million. In addition, Richmond County had a pipeline of approximately $265.0 million at July 31, 2001.

Asset Quality

The second quarter of 2001 was the Company's 27th consecutive quarter without any net charge-offs, once again affirming its asset quality. In addition, the balance of non-performing assets declined $869,000 from the March 31, 2001 level and $1.1 million from the level recorded at December 31, 2000.

At June 30, 2001, non-performing assets totaled $8.0 million, representing 0.18% of total assets, down from $8.9 million, or 0.19% of total assets, at the close of the first quarter and down from $9.1 million, or 0.19% of total assets, at year-end 2000.

Included in the June 30, 2001 balance were foreclosed real estate of $336,000 and non-performing loans of $7.7 million, representing 0.23% of loans, net. At March 31, 2001 and December 31, 2000, the Company had foreclosed real estate of $150,000 and $12,000, respectively, and non-performing loans of $8.7 million and $9.1 million, respectively, equivalent to 0.28% and 0.25% of loans, net.

Included in non-performing loans at the close of the current second quarter were mortgage loans in foreclosure of $2.1 million and loans 90 days or more delinquent of $5.6 million. The Company's non-performing loans were primarily secured by one-to-four family homes located in its core marketplace.

From time to time, properties that are classified as "foreclosed real estate" are rented by the Company. When this occurs, such properties are reclassified as "real estate held for investment" and included in "other assets" on the balance sheet. At June 30, 2001, the Company had three such investments totaling $213,000 and yielding an average rate of return of 15.04%.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $18.1 million, representing 235.27% of non-performing loans and 0.55% of loans, net, at June 30, 2001. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the regional and national economies. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the current market value of the underlying collateral, economic conditions, the Company's historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

In order to determine the overall adequacy of the loan loss allowance, the allowance is reviewed quarterly by management (through its Classification of Assets Committee) and by the Board of Directors' designated committee (the Mortgage and Real Estate Committee).

Various factors are considered in determining the appropriate level of the allowance for loan losses. These factors include, but are not limited to:

      1)    End-of-period levels and observable trends in non-performing loans;

      2) Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

      3) Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration:

            i.    payment history;
            ii. underwriting analysis based upon current financial information; and
            iii. current inspections of the loan collateral by qualified in-house property appraisers/inspectors.

      4) Bi-weekly meetings of executive management with the Mortgage and Real Estate Committee (which consists of four outside directors, each possessing over 30 years of complementary real estate experience). During these meetings, observable trends in the local economy and their effect on the real estate market are discussed.

      5) Discussions with, and periodic review by, the Bank's various governmental regulators (e.g., Federal Deposit Insurance Corporation, the New York State Banking Department); and

      6) Full Board assessment of all of the preceding factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

When the Bank determines that an asset should be classified, it does not generally establish a specific allowance for such asset unless it determines that such asset may result in a loss. However, the Bank may increase its general valuation allowance in an amount deemed prudent. General valuation allowances represent loan loss allowances that have been established to recognize the inherent risk associated with lending activities, but that have not been allocated to particular problem assets, unlike specific allowances.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan loss allowance. The Bank's determination as to the classification of its assets and the amount of its valuation allowances are subject to review by the FDIC and the New York State Banking Department, which can order or recommend the establishment of additional general or specific loan loss allowances. While the Bank believes that the level of its loan loss allowance is adequate, and utilizes a conservative approach when evaluating the adequacy of its loan loss allowance, such authorities may require the Bank to recognize additions to the allowance based on their judgment about information made available to them at the time of their examinations.

At June 30, 2001, Richmond County Financial Corp. had an allowance for loan losses of $22.3 million, representing 216.94% of non-performing loans totaling $10.3 million and 1.15% of loans, net, totaling $1.9 billion. Combining the Company's June 30, 2001 figures with the June 30, 2001 figures for Richmond County, the loan loss allowance amounts to $40.4 million, representing 224.77% of non-performing loans totaling $18.0 million and 0.78% of loans, net totaling $5.2 billion.

Based upon all relevant and currently available information, management believes that the current allowance for loan losses is adequate.

On July 6, 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which was immediately effective. SAB No. 102 expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release ("FRR") No. 28. The guidelines in SAB No. 102 focus on the documents the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. The application of SAB No. 102 is not expected to have a significant impact on the Company's consolidated financial statements.

For more information regarding asset quality and the loan loss allowance, see the asset quality analysis that follows and the discussion of the provision for loan losses beginning on page 20 of this report.

Asset Quality Analysis

                                                    At or For the     At or For the
                                                  Six Months Ended      Year Ended
                                                      June 30,         December 31,
                                                        2001               2000
(dollars in thousands)                              (unaudited)
-----------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                         $18,064           $ 7,031
Acquired allowance                                          --            11,033
                                                       -------           -------
Balance at end of period                               $18,064           $18,064
                                                       =======           =======

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                          $ 2,081           $ 6,011
Loans 90 days or more delinquent                         5,597             3,081
                                                       -------           -------
Total non-performing loans                               7,678             9,092
Foreclosed real estate                                     336                12
                                                       -------           -------
Total non-performing assets                            $ 8,014           $ 9,104
                                                       =======           =======

Ratios:
Non-performing loans to loans, net                        0.23%             0.25%
Non-performing assets to total assets                     0.18              0.19
Allowance for loan losses to non-performing loans       235.27            198.68
Allowance for loan losses to loans, net                   0.55              0.50

Securities and Money Market Investments

In the second quarter of 2001, the Company continued to shorten the weighted average maturity of its balance sheet by investing the proceeds from the sales of loans and securities into readily marketable collateralized mortgage obligations with an average maturity of 1.5 to 3.5 years. Largely reflecting these investments, all of which were classified as securities available for sale, the balance of available for sale securities rose to $619.8 million at the close of the quarter from $303.7 million at December 31, 2000.

At the same time, the portfolio of securities held to maturity declined to $97.2 million from $222.5 million, reflecting securities that were called during the six-month period. Included in the 2001 amount were capital trust notes totaling $25.3 million and FHLB stock of $72.0 million. At June 30, 2001 and December 31, 2000, the market value of the portfolio was $97.5 million and $220.6 million, respectively, equivalent to 100.3% and 99.1% of carrying value at the corresponding dates.

Money market investments, consisting entirely of federal funds sold declined $23.0 million to $101.6 million at June 30, 2001. This balance may be expected to decline further going forward, as such funds are invested into higher yielding assets, including short-term securities and loans.

Mortgage-backed Securities Held to Maturity

Reflecting prepayments, and the classification of any such new investments as available for sale securities, the portfolio of mortgage-backed securities held to maturity declined $350,000 to $1.6 million at June 30, 2001.

Sources of Funds

The Company's primary sources of funds are the deposits it gathers, the interest and principal payments it receives on loans, and the interest on, and maturity of, securities and mortgage-backed securities. Additional funding is available through a line of credit with the Federal Home Loan Bank of New York ("FHLB").

In connection with the de-leveraging strategy pursued by management following the Haven transaction until the close of the second quarter, the balance of deposits declined $182.6 million to $3.1 billion at June 30, 2001. CDs accounted for the majority of the reduction, having dropped $179.4 million to $1.7 billion, while core deposits totaled $1.4 billion, down $3.2 million. The reduction in CDs supported a desired shift in the concentration of deposits: as CDs declined to 55.1% from 57.5% of the total, core deposits rose to 44.9% from 42.5%.

The modest decline in core deposits was triggered by a $53.3 million reduction in NOW and money market accounts to $666.1 million, which was largely offset by growth in the balances of lower-cost depository accounts. Savings accounts rose $31.7 million to $524.3 million, while the balance of non-interest-bearing accounts rose $18.4 million to $189.8 million.

The reduction in CDs and money market accounts also reflects the availability of alternative investment products in 86 of the Company's banking offices. While customers have the option of renewing CDs upon maturity, many have opted to invest in mutual funds or annuities offered through the Bank. The Company earns other income on the sale of such products, thereby benefiting from the decline in higher cost depository accounts.

Borrowings totaled $1.0 billion at the close of the current quarter, up $790,000 from the balance at December 31, 2000. Included in the 2001 amount were FHLB borrowings of $963.8 million against a line of credit totaling $1.8 billion. The line of credit is collateralized by stock in the FHLB and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. The balance of the Company's borrowings are in the form of various trust preferred securities.

At June 30, 2001, Richmond County had total deposits of $2.5 billion, including core deposits of $1.5 billion and CDs of $1.0 billion. Borrowings totaled $807.7 million at the corresponding date.

Prior to the Richmond County merger, the Company gathered deposits through a network of 19 traditional and 67 in-store branch offices. With the addition of 34 traditional banking offices through the Richmond County merger, the Company now has 120 locations serving New York City, Long Island, the lower Hudson Valley, New Jersey, and Connecticut. Following the integration of the companies' data processing systems during the fourth quarter, customers will be able to bank at any location within the expanded branch network.

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

It is management's objective to maintain a stable level of net interest income under a range of probable rate scenarios. In the current rate environment, management is focused on shortening the maturity of the Company's assets, by emphasizing the origination of multi-family, commercial real estate, and construction loans, which tend to have shorter terms to maturity than one-to-four family mortgage loans. On the liability side of the balance sheet, management has been increasing core deposits while reducing the balance of higher cost funds.

For a further discussion of the Company's exposure to market risk, see "Quantitative and Qualitative Disclosures About Market Risk" on page 26 of this report.

Liquidity and Capital Position

Liquidity

As previously indicated, the Company's primary funding sources are deposits, interest and principal payments on loans, and interest payments on, and maturities of, securities and mortgage-backed securities. Additional funding stems from the occasional sale of loans and securities, and from the Company's line of credit with the FHLB. While FHLB borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage prepayments are less so, being subject to such external factors as economic conditions, competition, and market interest rates.

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In the six months ended June 30, 2001, the Company's investing activities provided net cash of $177.8 million, primarily reflecting the aforementioned proceeds from the sale of one-to-four family mortgage loans and securities. A portion of the proceeds was utilized to purchase securities available for sale in the amount of $619.6 million; in addition, the Company recorded a $194.5 million net increase in loans.

At the same time, the net cash provided by operating activities totaled $45.9 million and the net cash used in financing activities totaled $250.2 million. The latter amount includes $29.8 million allocated toward the repurchase of Company shares, net of stock options exercised.

The Company monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. The Company's most liquid assets are cash and due from banks and money market investments, which collectively totaled $231.1 million at June 30, 2001. Additional liquidity stems from the Company's portfolio of securities available for sale, which more than doubled to $619.8 million, and from the Bank's lines of credit with the FHLB and a money center bank.

At July 18, 2001, the Company had loans totaling $374.4 million in the pipeline, which management anticipates having the ability to fund. In addition, CDs due to mature in one year or less from June 30, 2001 totaled $1.3 billion; based on its historic retention rate, as well as current pricing, management believes that a significant portion of such deposits will remain with the Bank or be channeled into alternative investments which generate other operating income.

Capital Position

Supported by six-month cash earnings of $57.4 million, stockholders' equity totaled $289.8 million at June 30, 2001, representing 6.42% of total assets and a book value of $7.13 per share, based on 40,634,796 shares. At December 31, 2000, the Company recorded stockholders' equity of $307.4 million, representing 6.52% of total assets and a book value of $7.41 per share, based on 41,517,306 shares, as adjusted for the 3-for-2 stock split that was paid on March 29, 2001.

In the first six months of 2001, the Company distributed cash dividends totaling $15.0 million and allocated $63.8 million toward the repurchase of 2,520,752 shares, including 1,592,838 that were repurchased in connection with the exercise of stock options. At June 30, 2001, an additional 860,063 shares were still available for repurchase under the authorization approved by the Board of Directors on February 6, 2001.

At June 30, 2001, the level of stockholders' equity was more than sufficient to exceed the minimum federal requirements for a bank holding company. The leverage capital ratio equaled 5.54% of average total assets, while the Tier 1 and total risk-based capital ratios equaled 10.04% and 10.87%, respectively, of total risk-weighted assets at quarter's end.

The Company's capital strength is paralleled by the solid capital position of the Bank, as reflected in the excess of its regulatory capital ratios over the levels required for classification as a well capitalized bank by the FDIC. The following regulatory capital analysis sets forth the Bank's leverage, Tier 1, and total regulatory capital levels in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Bank Only)

                                                       At June 30, 2001
                                                       ----------------

                                                                     Risk-Based Capital
                                                                     ------------------
                                     Leverage Capital           Tier 1                    Total
                                     ----------------           ------                    -----
(dollars in thousands)               Amount     Ratio      Amount      Ratio       Amount      Ratio
                                   --------     -----     --------     -----      --------     -----
Total savings bank equity          $313,327      7.00%    $313,327     12.56%     $333,530     13.37%
Regulatory capital requirement      134,305      3.00       99,795      4.00       199,590      8.00
                                   --------     -----     --------     -----      --------     -----
Excess                             $179,022      4.00%    $213,532      8.56%     $133,940      5.37%
                                   ========     =====     ========     =====      ========     =====

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000

Earnings Summary

The Company recorded net income of $18.7 million for the three months ended June 30, 2001, representing a $10.9 million, or 140.6%, increase from $7.8 million for the three months ended June 30, 2000. The 2001 amount was equivalent to diluted earnings per share of $0.46, up 58.6% from $0.29 in the year-earlier second quarter, and provided a 1.66% return on average assets ("ROA") and a 26.45% return on average stockholders equity ("ROE").

The Company also recorded second quarter 2001 cash earnings of $24.4 million, up from second quarter 2000 cash earnings of $10.2 million. The 2001 amount was equivalent to diluted cash earnings per share of $0.60, a 57.9% increase from $0.38 in the second quarter of 2000. In addition to providing $14.2 million, or 30.5%, more to regulatory capital than its reported earnings, the Company's cash earnings provided an ROA of 2.16% and an ROE of 34.51%.

Per-share amounts for the year 2000 have been adjusted to reflect the three-for-two stock split on March 29, 2001.

The growth in earnings was driven by a combination of factors, including the Haven acquisition and subsequent strategic actions that capitalized on the on-going decline in market interest rates. The restructuring of the balance sheet continued through the quarter, resulting in an increase in net interest income, while contributing to a reduction in the Company's effective tax rate. Other operating income also increased in the current quarter, reflecting the sale of banking services and investment products throughout an expanded branch network.

Net interest income rose to $36.2 million from $16.3 million, an increase of $19.9 million, or 121.8%. The increase was the net effect of a $40.3 million rise in interest income to $78.3 million and a $20.4 million rise in interest expense to $42.1 million. The growth in interest income was driven by a $2.3 billion rise in the average balance of interest-earning assets to $4.2 billion, which offset a 47-basis point decline in the average yield to 7.50%. The growth in interest expense was driven by a $2.2 billion rise in the average balance of interest-bearing liabilities to $4.0 billion, offset by a 60-basis point decline in the average cost of funds to 4.26%.

Other operating income increased nearly eight-fold to $11.1 million, the result of a $7.3 million rise in fee income to $7.8 million and a $2.6 million rise in other income to $3.3 million.

The combined increase in net interest income and other operating income of $30.8 million more than offset a $13.5 million increase in non-interest expense to $19.0 million, including operating expense of $17.6 million and goodwill amortization of $1.5 million. The higher level of operating expense primarily reflects the costs of operating and staffing a branch network that grew from 14 to 86 locations pursuant to the Haven acquisition.

Income tax expense rose $5.3 million to $9.6 million, reflecting a $16.2 million rise in pre-tax income to $28.3 million and an effective tax rate of 33.9%.

The provision for loan losses was once again suspended, reflecting management's assessment of the adequacy of the loan loss allowance and the consistent quality of the loan portfolio.

Reflecting the strength of its second quarter performance and its prospects in the favorable interest rate environment, the Company raised its 2001 earnings projections in an earnings release issued on July 18, 2001. The Company then projected stand-alone core earnings per share in the range of $1.83 to $1.87, and diluted cash earnings per share in the range of $2.41 to $2.45. Management anticipates updating its 2001 earnings projections to reflect the impact of the Richmond County merger when it issues its third quarter earnings release on October 17, 2001.

For a discussion of factors that could adversely impact the Company's ability to fulfill these expectations, please see the discussion of forward-looking statements and associated risk factors beginning on page 7 of this report.

Cash Earnings Analysis
(in thousands, except per share data)

                                                                For the Three Months Ended
                                                                        June 30,
                                                                --------------------------
                                                                  2001               2000
                                                                -------            -------
Net income                                                      $18,695            $ 7,770
Additional contributions to tangible stockholders' equity:
   Amortization and appreciation of
     stock-related benefit plans                                  2,603                402
   Associated tax benefits                                          571              1,293
   Other                                                          1,043                694
Amortization of goodwill                                          1,482                 --
                                                                -------            -------
Cash earnings                                                   $24,394            $10,159
                                                                =======            =======

Cash earnings per share(1)                                      $  0.61            $  0.37
Diluted cash earnings per share(1)                              $  0.60            $  0.38

(1) Share amounts for the year 2000 have been adjusted to reflect a 3-for-2 stock split on March 29, 2001.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

Reflecting across-the-board growth in its portfolios of interest-earning assets that primarily stemmed from the Haven acquisition, the Company recorded a 105.8% rise in interest income to $78.3 million, from $38.1 million in the second quarter of 2000. The $40.3 million increase was the net effect of a $2.3 billion, or 118.7%, rise in the average balance of interest-earning assets to $4.2 billion, and a 47-basis point drop in the average yield to 7.50%.

Mortgage and other loans generated $63.1 million, or 80.6%, of total interest income in the current second quarter, up from $34.6 million, or 90.9%, in the year-earlier three months. The $28.5 million increase was the net effect of a $1.5 billion, or 89.7%, rise in the average balance to $3.2 billion and a 32-basis point drop in the average yield to 7.80%. Mortgage and other loans represented 77.4% of total average interest-earning assets in the current second quarter, down from 89.3% in the year-earlier three months.

Securities generated interest income of $5.2 million, or 6.7% of the current quarter's total, representing a year-over-year increase of $1.9 million. The increase stemmed from a $43.2 million, or 21.9%, rise in the average balance to $240.1 million and a 195-basis point rise in the average yield to 8.71%. The higher yield reflects the addition of securities acquired in the Haven transaction. Securities represented 5.7% of average interest-earning assets in the current second quarter, as compared to 10.3% in the second quarter of 2000.

The interest income produced by loans and securities was supplemented by the interest income produced by mortgage-backed securities and money market investments. The interest income generated by mortgage-backed securities rose to $7.3 million, or 9.3% of the current quarter's total, from $60,000, or 0.2%, in the year-earlier three months. The increase was the net effect of a $458.7 million rise in the average balance to $462.0 million and a 98-basis point decline in the average yield to 6.32%. Mortgage-backed securities represented 11.1% of average interest-earning assets in the current second quarter, as compared to 0.2% in the year-earlier three months.

The interest income generated by money market investments rose to $2.7 million from $71,000, the net effect of a $235.5 million increase in the average balance to $240.2 million and a 144-basis point decline in the average yield to 4.50%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded second quarter 2001 interest expense of $42.1 million, as compared to $21.7 million in the second quarter of 2000. The $20.4 million increase was the net result of a $2.2 billion rise in the average balance of interest-bearing liabilities to $4.0 billion and a 60-basis point decline in the average cost to 4.26%.

The comparison of interest expense in the 2001 and 2000 second quarters reflects the impact of the Haven acquisition and management's de-leveraging program, as well as the reduction in market interest rates. For example, borrowings generated $12.1 million, or 28.8%, of total interest expense in the current second quarter, as compared to $11.3 million, or 52.0%, of the total, in the year-earlier three months. The $799,000 increase was the net effect of a $276.9 million rise in the average balance to $1.0 billion and a 130-basis point drop in the average cost to 4.70%. Borrowings represented 25.8% of average interest-bearing liabilities in the current second quarter and 42.2% of the average in the year-earlier three months. The declining concentration of borrowings within the mix of average interest-bearing liabilities is indicative of management's recently completed de-leveraging strategy and of its ready access to core deposits and CDs.

CDs generated $24.8 million, or 58.9%, of total interest expense in the current second quarter, as compared to $8.0 million, or 36.7%, in the year-earlier three months. The $16.8 million increase stemmed from a $1.1 billion rise in the average balance to $1.7 billion and a 53-basis point rise in the average cost to 5.72%. CDs represented 43.4% of average interest-bearing liabilities in the current second quarter, as compared to 34.4% in the second quarter of 2000. The higher average balance and cost of CDs in the current second quarter primarily reflects CDs obtained in the Haven acquisition.

Other funding (NOW and money market accounts, savings accounts, mortgagors' escrow, and non-interest-bearing accounts) generated combined interest expense of $5.2 million, as compared to $2.5 million in the second quarter of 2000. The increase was the net effect of a $957.6 million rise in the combined average balance to $1.4 billion and a 65-basis point decline in the average cost to 1.46%.

The interest expense generated by NOW and money market accounts rose $2.2 million to $3.0 million, the net effect of a $578.0 million rise in the average balance to $686.9 million and a 139-basis point decline in the average cost to 1.76%. NOW and money market accounts represented 17.1% of average interest-bearing liabilities in the current second quarter, up from 6.1% in the year-earlier three months.

Savings accounts generated interest expense of $2.2 million, up $589,000 from the year-earlier amount. The increase was the net effect of a $234.3 million rise in the average balance to $513.4 million and a 58-basis point drop in the average cost to 1.71%. Savings accounts represented 12.8% of average interest-bearing liabilities in the current second quarter, down from 15.6% in the year-earlier three months.

The interest expense produced by mortgagors' escrow rose $1,000 to $8,000, the net effect of a $5.2 million rise in the average balance to $38.2 million and a six-basis point drop in the average cost to seven basis points.

The average balance of non-interest-bearing accounts rose $140.1 million from the year-earlier balance to $185.2 million in the second quarter of 2001.

Net Interest Income Analysis
(dollars in thousands)

                                                                        Three Months Ended June 30,
                                               ---------------------------------------------------------------------------
                                                                2001                                    2000
                                               ------------------------------------     ----------------------------------
                                                                           Average                                Average
                                                 Average                    Yield/       Average                   Yield/
                                                 Balance      Interest       Cost        Balance      Interest      Cost
                                               ----------    ----------    --------     ---------    ----------   --------
Assets:
  Interest-earning assets:
   Mortgage and other loans, net               $3,234,365    $   63,099       7.80%     $1,704,939    $ 34,604       8.12%
   Securities                                     240,118         5,229       8.71         196,943       3,327       6.76
   Mortgage-backed securities                     461,991         7,302       6.32           3,288          60       7.30
   Money market investments                       240,237         2,686       4.50           4,782          71       5.94
                                               ----------    ----------   --------      ----------    --------    -------
  Total interest-earning assets                 4,176,711        78,316       7.50       1,909,952      38,062       7.97
  Non-interest-earning assets                     332,589                                   81,545
                                               ----------                               ----------
  Total assets                                 $4,509,300                               $1,991,497
                                               ==========                               ==========
Liabilities and Stockholders' Equity:

  Interest-bearing deposits:
   NOW and money market accounts               $  686,870    $    3,014       1.76%     $  108,896    $    855       3.15%
   Savings accounts                               513,419         2,183       1.71         279,100       1,594       2.29
   Certificates of deposit                      1,738,972        24,797       5.72         616,185       7,975       5.19
   Mortgagors' escrow                              38,233             8       0.08          33,070           7       0.08
                                               ----------    ----------   --------      ----------    --------    -------
  Total interest-bearing deposits               2,977,494        30,002       4.03       1,037,251      10,431       4.02
  Borrowings                                    1,032,845        12,111       4.70         755,930      11,312       6.00
                                               ----------    ----------   --------      ----------    --------    -------
  Total interest-bearing liabilities            4,010,340        42,113       4.26       1,793,181      21,743       4.86
  Non-interest-bearing deposits                   185,240                                   45,113
  Other liabilities                                30,951                                   24,062
                                               ----------                               ----------
  Total liabilities                             4,226,531                                1,862,356
  Stockholders' equity                            282,769                                  129,141
                                               ----------                               ----------
Total liabilities and stockholders' equity     $4,509,300                               $1,991,497
                                               ==========                               ==========
  Net interest income/interest rate spread                   $   36,203       3.24%                   $ 16,319       3.11%
                                                             ==========   ========                    ========    =======
  Net interest-earning assets/net interest
    margin                                     $  166,372                     3.47%     $  116,771                   3.42%
                                               ==========                 ========      ==========                =======
  Ratio of interest-earning assets to
    interest-bearing liabilities                                              1.04x                                  1.07x
                                                                          ========                                =======

Net Interest Income

Net interest income is the Company's primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors are influenced by the pricing and mix of the Company's interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and general market interest rates, which are greatly influenced by the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the "FOMC").

The Company recorded net interest income of $36.2 million in the current second quarter, up $19.9 million from the year-earlier amount. The increase reflects the growth of interest-earning assets due to the Haven acquisition, the Company's strategic de-leveraging, and the marked reduction in funding costs.

The Company recorded an interest rate spread of 3.24% in the current second quarter, as compared to 3.11% in the year-earlier three months. Similarly, the Company's net interest margin expanded to 3.47% from 3.42% in the corresponding periods.

It is management's expectation that the Company's net interest income, interest rate spread, and net interest margin will continue to benefit from the favorable yield curve, as well as from the anticipated downward repricing of approximately $1.3 billion in CDs with an average cost of 5.51% over the next 12 months. In addition, the interest-earning asset mix will begin to reflect the addition of Richmond County's interest-earning assets as a result of the merger on July 31, 2001.

Among the factors that could cause net interest income, interest rate spread, and net interest margin to fall below anticipated levels are a change in the direction of market interest rates; a decline in loan demand, a significant increase in refinancings at lower rates of interest; a decline in the quality of the Company's loan portfolio; significant competition for loans and deposits; and a significant change in the Company's deposit mix and borrowings.

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

Reflecting ongoing improvement in the quality of its assets, the Company suspended the provision for loan losses for the 24th consecutive quarter since the third quarter of 1995. In addition to recording its 27th consecutive quarter without any net charge-offs, the Company recorded an $869,000 reduction in the balance of non-performing assets from the March 31, 2001 balance and a $1.1 million reduction from the balance at December 31, 2000. Specifically, non-performing assets totaled $8.0 million, or 0.18% of total assets, at the close of the second quarter, including non-performing loans of $7.7 million, representing 0.23% of loans, net.

In the absence of any loan loss provisions or net charge-offs in the quarter, the allowance for loan losses was maintained at $18.1 million at June 30, 2001. The $18.1 million represented 235.27% of non-performing loans and 0.55% of loans, net, at quarter's end.

Absent a downturn in the national or regional economy or in the quality of the Company's assets, or an increase in loan delinquencies or charge-offs, management anticipates that it will suspend the provision for loan losses for the remainder of 2001. However, it should be noted that the allowance for loan losses will be increased with the addition of Richmond County's loan loss allowance, which was $22.3 million at June 30, 2001.

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

Accordingly, other operating income rose to $11.1 million in the current second quarter from $1.2 million in the year-earlier three months. The eight-fold increase was driven by a better than 14-fold rise in fee income to $7.8 million and by a better than three-fold rise in other income to $3.3 million. Included in the latter increase was BOLI income and income from the sale of non-deposit investment products.

It is currently management's intent to introduce investment product sales in the 34 offices added through the Richmond County merger in 2002.

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

Reflecting the impact of the Haven acquisition, the Company recorded second quarter 2001 operating expense of $17.6 million, or 1.56% of average assets, down from $19.4 million, or 1.68% of average assets, in the trailing quarter, and up from $5.5 million, or 1.11% of average assets, in the second quarter of 2000.

While the year-over-year increase reflects the across-the-board impact of expanding the franchise from 14 to 86 branches, the trailing-quarter decline reflects certain reductions in staffing and the completion of the Company's post-Haven computer systems integration in the first quarter of the year. Accordingly, compensation and benefits expense dropped from $9.7 million in the first quarter of 2001 to $7.8 million in the current second quarter, while G&A expense declined from $5.7 million to $5.3 million.

Returning to the comparison of the current and year-earlier second quarters, compensation and benefits expense rose to $7.8 million from $3.4 million. Included in compensation and benefits expense are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses"), which are added back to stockholders' equity at the end of the period. In the second quarter of 2001, such plan-related expenses totaled $1.1 million, as compared to $402,000 in the year-earlier three-months.

Office and equipment expense rose $3.0 million year-over-year to $3.7 million, while G&A expense and other expense rose $4.1 million and $488,000, respectively, to $5.3 million and $675,000.

Reflecting the $19.9 million increase in net interest income, the $9.9 million increase in other operating income, and the $12.0 million increase in operating expense, the Company recorded an efficiency ratio of 37.11% in the current second quarter, and a cash efficiency ratio of 34.69%.

Goodwill amortization amounted to $1.5 million in the current second quarter; there was no comparable expense in the prior three-month period. As a result, the Company recorded second quarter 2001 non-interest expense of $19.0 million, as compared to $5.5 million in the second quarter of 2000.

Absent the impact of the Richmond County merger, it was management's expectation that operating expense would stabilize at the second quarter level for the remainder of 2001. With the addition of Richmond County, it is expected that a new level will be projected in the Company's third quarter 2001 earnings release.

In addition, the amortization of goodwill stemming from the Haven acquisition is expected to continue at $1.5 million per quarter for the next two quarters. The impact of the FASB's adoption of SFAS Nos. 141 and 142 on the amortization of goodwill beginning on January 1, 2002 is currently being assessed by management. For additional information about goodwill amortization, see the discussion of SFAS Nos. 141 and 142 beginning on page five of this report.

The number of full-time equivalent employees at June 30, 2001 was 917, as compared to 285 at June 30, 2000.

Income Tax Expense

Reflecting a $16.2 million increase in pre-tax income to $28.3 million, the Company recorded a $5.3 million rise in second quarter 2001 income tax expense to $9.6 million. Non-cash items represented $2.5 million of the 2001 total, up from $1.3 million in the year-earlier three months.

At the same time, the effective tax rate declined to 33.9% from 35.5%. In addition to the benefit of the Company's increased BOLI investment and the relocation of its headquarters to Nassau County, New York from New York City, the lower effective tax rate reflects the benefit of certain tax-advantaged investments made during the second quarter of 2001.

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000

Earnings Summary

The Company recorded net income of $46.3 million for the six months ended June 30, 2001, up $31.0 million, or 201.6%, from $15.4 million for the six months ended June 30, 2000. The 2001 amount was equivalent to diluted earnings per share of $1.13, representing a 98.2% increase from the year-earlier $0.57. Amounts for the first six months of 2001 reflect a non-recurring after-tax gain of $10.3 million on the sale of loans and securities in the first quarter. Excluding this gain, the Company recorded core earnings of $36.1 million, or $0.88 per diluted share for the six months ended June 30, 2001, up 134.9% and 54.4%, respectively, from the year-earlier amounts.

The Company also recorded cash earnings of $57.4 million, or $1.40 per diluted share, for the current six-month period, as compared to $20.3 million, or $0.76 per diluted share, for the six months ended June 30, 2000. The Company's six-month 2001 cash earnings provided $11.1 million, or 23.8%, more to capital than its comparable-period GAAP earnings and provided a cash ROA and ROE of 2.49% and 40.07%.

The Company's six-month 2001 earnings were driven by higher net interest income and other operating income, which more than offset increases in non-interest expense and income tax expense.

Net interest income rose $38.6 million to $71.3 million, the net effect of an $88.3 million rise in interest income to $162.7 million and a $49.8 million rise in interest expense to $91.3 million. Other operating income rose $37.2 million to $39.6 million, including a non-recurring gain of $15.7 million on the first quarter sale of loans and securities. Excluding this gain, core other operating income rose to $23.9 million from $2.4 million, reflecting a $14.7 million rise in fee income to $15.7 million and a $6.8 million rise in core other income to $8.2 million.

Operating expense rose to $37.0 million from $11.2 million, largely reflecting the expansion of the branch network, together with certain non-recurring systems integration costs. In addition, the Company recorded goodwill amortization of $3.0 million in the current six-month period, bringing total non-interest expense for the six months ended June 30, 2001 to $40.0 million.

Income tax expense rose to $24.7 million from $8.6 million, reflecting a $47.0 million rise in pre-tax income to $71.0 million and an effective tax rate of 34.7%.

Cash Earnings Analysis
(in thousands, except per share data)

                                                                For the Six Months Ended
                                                                         June 30,
                                                               -------------------------
                                                                 2001              2000
                                                               -------           -------
Net income                                                     $46,339           $15,364
Additional contributions to tangible stockholders' equity:
   Amortization and appreciation of
     stock-related benefit plans                                 2,040               842
   Associated tax benefits                                       5,000             2,706
   Other                                                         1,046             1,388
Amortization of goodwill                                         2,964                --
                                                               -------           -------
Cash earnings                                                  $57,389           $20,300
                                                               =======           =======

Cash earnings per share(1)                                     $  1.42           $  0.76
Diluted cash earnings per share(1)                             $  1.40           $  0.76

(1) Share amounts for the year 2000 have been adjusted to reflect a 3-for-2 stock split on March 29, 2001.

Interest Income

Largely reflecting the Haven acquisition, the Company recorded interest income of $162.7 million in the first six months of 2001, up $88.3 million, or 118.9%, from the year-earlier amount. The increase was the net effect of a $2.4 billion rise in average interest-earning assets to $4.3 billion and a 37-basis point drop in the average yield to 7.56%.

Mortgage and other loans contributed interest income of $133.6 million, representing 82.1% of the year-to-date total, as compared to $67.7 million, representing 91.1%, in the year-earlier six months. The increase was the net effect of a $1.8 billion rise in average loans to $3.5 billion and a 46-basis point decline in the average yield to 7.65%. Loans represented 81.2% of average interest-earning assets in the current six-month period, as compared to 89.1% in the six months ended June 30, 2000.

Securities generated interest income of $14.1 million, or 8.7% of the year-to-date total, up from $6.4 million, or 8.5%, in the year-earlier six months. The increase stemmed from a $98.2 million rise in the average balance to $294.7 million and a 313-basis point rise in the average yield to 9.59%. The significant increase in the average yield reflects the securities acquired in the Haven transaction.

Mortgage-backed securities provided interest income of $10.1 million, or 6.2% of the year-to-date total, up from $122,000, or 0.2%, in the first six months of 2000. The increase was the net effect of a $310.3 million rise in the average balance to $313.7 million and a 77-basis point decline in the average yield to 6.44%. Reflecting new investments in collateralized mortgage obligations during the current six-month period, mortgage-backed securities represented 7.3% of year-to-date average interest-earning assets as compared to 0.2% in the year-earlier six months.

The interest income derived from money market investments rose $4.7 million to $4.8 million, the net result of a $197.9 million increase in the average balance to $202.4 million and a 92-basis point decline in the average yield to 4.83%.

Interest Expense

The Company recorded interest expense of $91.3 million in the current six-month period, up $49.8 million, or 119.7%, from the year-earlier amount. The increase was the net effect of a $2.3 billion rise in average interest-bearing liabilities to $4.1 billion and a 25-basis point decline in the average cost to 4.51%.

Borrowings represented $28.1 million, or 30.7%, of year-to-date interest expense, as compared to $20.7 million, or 49.7%, in the year-earlier six months. The increase was the net effect of a $318.7 million rise in the average balance to $1.0 billion and a 33-basis point decline in the average cost to 5.48%. Borrowings represented 25.3% of average interest-bearing liabilities in the first six months of 2001, down from 40.7% in the first six months of 2000.

CDs contributed $52.0 million, or 56.9%, of total interest expense in the current six-month period, up from $16.1 million, representing 38.6%, in the year-earlier six months. The increase stemmed from a $1.2 billion rise in the average balance to $1.8 billion and from a 72-basis point rise in the average cost to 5.85%. CDs represented 43.9% and 35.8%, respectively, of average interest-bearing liabilities in the first six months of 2001 and 2000.

Other funding generated combined interest expense of $11.3 million as compared to $4.8 million in the first six months of 2000. The increase was the net effect of a $998.2 million rise in the combined average balance to $1.5 billion and a 58-basis point decline in the average cost to 1.55%.

NOW and money market accounts generated year-to-date interest expense of $7.0 million, up from $1.6 million in the year-earlier six months. The increase was the net effect of a $611.9 million rise in the average balance to $719.2 million and a 112-basis point decline in the average cost to 1.95%. NOW and money market accounts represented 17.6% and 6.1%, respectively, of average interest-bearing liabilities in the six months ended June 30, 2001 and 2000.

Savings accounts produced interest expense of $4.3 million, up from $3.2 million in the first six months of the prior year. The increase was the net effect of a $227.1 million rise in the average balance to $504.4 million and a 59-basis point decline in the average cost to 1.73%.

Mortgagors' escrow generated interest expense of $12,000 in 2001, a $1,000 decrease, the net result of a $4.0 million rise in the average balance to $31.0 million and a two-basis point drop in the average cost to 0.08%.

In addition, the average balance of non-interest bearing accounts rose to $198.4 million in the current six-month period from $43.3 million in the year-earlier six months.

Net Interest Income

The Company recorded net interest income of $71.3 million in the current six-month period, up $38.6 million, or 117.7%, from the level recorded in the year-earlier six months. The increase reflects the dramatic growth in interest-earning assets stemming from the Haven acquisition, as well as the benefit of the subsequent balance sheet restructuring. In addition, the Company's net interest income reflects the favorable trend in market interest rates over the past two quarters, as well as the strategic reduction in higher cost sources of funds.

For the six months ended June 30, 2001, the Company's interest rate spread and net interest margin equaled 3.05% and 3.31%, respectively, as compared to 3.17% and 3.50% for the six months ended June 30, 2000.

Net Interest Income Analysis
(dollars in thousands)

                                                                         Six Months Ended June 30,
                                                 -------------------------------------------------------------------------
                                                                  2001                                  2000
                                                 ------------------------------------    ---------------------------------
                                                                             Average                              Average
                                                  Average                     Yield/      Average                  Yield/
                                                  Balance       Interest       Cost       Balance      Interest     Cost
                                                 ---------     ----------    --------    ---------     --------   --------
Assets:
  Interest-earning assets:
   Mortgage and other loans, net                 $3,493,505     $133,607       7.65%     $1,670,241     $67,729     8.11%
   Securities                                       294,714       14,133       9.59         196,474       6,350     6.46
   Mortgage-backed securities                       313,680       10,094       6.44           3,383         122     7.21
   Money market investments                         202,380        4,839       4.83           4,528         129     5.75
                                                 ----------     --------    -------      ----------     -------   ------
  Total interest-earning assets                   4,304,280      162,673       7.56       1,874,626      74,330     7.93
  Non-interest-earning assets                       314,125                                  80,172
                                                 ----------                              ----------
  Total assets                                   $4,618,405                              $1,954,798
                                                 ==========                              ==========
Liabilities and Stockholders' Equity:
  Interest-bearing deposits:
   NOW and money market accounts                 $  719,227     $  6,950       1.95%     $  107,326     $ 1,640     3.07%
   Savings accounts                                 504,366        4,321       1.73         277,225       3,195     2.32
   Certificates of deposit                        1,793,069       51,978       5.85         628,613      16,051     5.13
   Mortgagors' escrow                                31,023           12       0.08          26,988          13     0.10
                                                 ----------     --------    -------      ----------     -------   ------
  Total interest-bearing deposits                 3,047,685       63,261       4.15       1,040,152      20,899     4.02
  Borrowings                                      1,033,945       28,079       5.48         715,236      20,669     5.81
                                                 ----------     --------    -------      ----------     -------   ------
  Total interest-bearing liabilities              4,081,630       91,340       4.51       1,755,388      41,568     4.76
  Non-interest-bearing deposits                     198,387                                  43,272
  Other liabilities                                  51,920                                  26,853
                                                 ----------                              ----------
  Total liabilities                               4,331,937                               1,825,513
  Stockholders' equity                              286,468                                 129,285
                                                 ----------                              ----------
Total liabilities and stockholders' equity       $4,618,405                              $1,954,798
                                                 ==========                              ==========
  Net interest income/interest rate spread                     $ 71,333        3.05%                    $32,762     3.17%
                                                               ========     =======                     =======   ======
  Net interest-earning assets/net interest
   margin                                        $  222,649                    3.31%    $  119,238                  3.50%
                                                 ==========                 =======     ==========                ======
  Ratio of interest-earning assets to
   interest-bearing liabilities                                                1.05x                                1.07x
                                                                            =======                               ======

Provision for Loan Losses

As discussed in the comparison of earnings for the three months ended June 30, 2001 and 2000, the loan loss provision has been suspended since the third quarter of 1995. For a further discussion of the loan loss provision and the allowance for loan losses, please see "Asset Quality" beginning on page 9 and "Provision for Loan Losses" on page 20 of this report.

Other Operating Income

Including a non-recurring gain of $15.7 million on the sale of loans and securities during the first quarter, the Company recorded other operating income of $39.6 million in the first six months of 2001. By contrast, other operating income totaled $2.4 million in the year-earlier six-month period.

Excluding the non-recurring gain, core other operating income rose to $23.9 million, reflecting a $14.7 million rise in fee income to $15.7 million and a $6.8 million rise in core other income to $8.2 million. Included in the latter increase are income derived from the Company's BOLI investment and income earned on the sale of banking services, annuities, and mutual funds through the branch network.

Non-Interest Expense

The Company recorded six-month 2001 operating expense of $37.0 million, representing 1.60% of average assets, up from $11.2 million, or 1.14% of average assets, for the first six months of 2000. The increase stemmed substantially from the expansion of the branch network pursuant to the Haven acquisition, and from the integration of data processing systems in the first quarter of the year.

Compensation and benefits expense totaled $17.5 million in the current six-month period, up from $6.9 million in the year-earlier six months. Included in the 2001 amount were non-cash items of $2.0 million, representing a $1.2 million increase from the year-earlier amount.

Occupancy and equipment rose $5.7 million to $7.1 million, again reflecting the branch network expansion, while G&A expense and other expense rose $8.5 million and $996,000, respectively, to $11.0 million and $1.3 million.

Reflecting the $38.6 million increase in net interest income, the $21.5 million increase in core other operating income, and the $25.8 million increase in operating expense, the core efficiency ratio equaled 38.86% in the current six-month period, while the cash efficiency ratio equaled 31.50%.

The amortization of goodwill pursuant to the Haven acquisition totaled $3.0 million; there was no comparable expense in the year-earlier period. Accordingly, non-interest expense totaled $40.0 million in the first six months of 2001, as compared to $11.2 million in the first six months of 2000. For a discussion of the impact of SFAS Nos. 141 and 142 on goodwill amortization, see "Business Combinations, Goodwill, and Intangible Assets" beginning on page 5 and "Non-interest Expense" on page 21 of this report.

Income Tax Expense

Reflecting a $47.0 million rise in pre-tax income to $71.0 million, income tax expense rose $16.1 million to $24.7 million in the first six months of 2001. Included in the 2001 amount were non-cash items totaling $5.0 million, as compared to $2.7 million in the first six months of 2000.

At the same time, the effective tax rate declined to 34.7% in the current six-month period from 35.9% in the year-earlier six months. The improvement reflects the relocation of the Company's headquarters from Flushing, New York to Nassau County, the Company's investment in BOLI, and its investment in certain tax-advantaged securities in the second quarter of the year.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 17 - 19 of the Company's 2000 Annual Report to Shareholders, filed on March 27, 2001. The Company is in the process of assessing the impact of the Richmond County merger on its market risk exposure.

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

Item 4. Submission of Matters to a Vote of Security Holders

In connection with the merger of Richmond County Financial Corp. with and into New York Community Bancorp, Inc., the Company held a Special Meeting of Shareholders on June 20, 2001. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to a joint proxy/prospectus dated May 14, 2001. Of the 43,542,333 shares eligible to vote at the special meeting, 35,113,496 were represented in person or by proxy.

One proposal was submitted for a vote, with the following results:

                                                            No. of Votes    No. of Votes      No. of Votes         Broker
                                                                For            Against         Abstaining        Non-Votes
                                                                ---            -------         ----------        ---------
Approval and adoption of the Agreement and
Plan of Merger, dated as of March 27, 2001, by
and between New York Community Bancorp,
Inc. and Richmond County Financial Corp.                    34,790,858         117,966            4,672              -0-

Item 5. Other Information

On July 24, 2001, the Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on August 15, 2001 to shareholders of record at the close of business on August 6, 2001. In addition, the Board of Directors adopted a Dividend Reinvestment Plan that will enable shareholders to reinvest their dividends and make optional cash purchases of New York Community Bancorp shares.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit 3.1:      Certificate of Incorporation, as amended*
      Exhibit 3.2:      Bylaws**
      Exhibit 11: Statement re: Computation of Per Share Earnings - filed herewith

* Incorporated by reference to the Exhibits filed with the Company's Form 10-Q for the quarterly period ended March 31, 2001.

** Incorporated by reference to the Exhibits filed with the Company's Form 10-K for the year ended December 31, 2000, File No. 0-22278, and the Exhibits filed with the Company's Registration Statement on SEC Form S-4, as amended, File No. 333-59486.

(b) Reports on Form 8-K

On August 14, 2001, the Company filed a Form 8-K in connection with its completion, following the close of business on July 31, 2001, of the merger of Richmond County Financial Corp. with and into the Company. In accordance with the Agreement and Plan of Merger announced on March 27, 2001, 1.02 shares of the Company's common stock were issued for each share of Richmond County Financial Corp. common stock outstanding.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         New York Community Bancorp, Inc.
                                         ---------------------------------------
                                         (Registrant)


DATE: August 14, 2001                    BY: /s/ Joseph R. Ficalora
                                             ----------------------------------
                                                 Joseph R. Ficalora
                                                 President and Chief
                                                 Executive Officer
                                                 (Duly Authorized Officer)


DATE: August 14, 2001                    BY: /s/ Robert Wann
                                             ----------------------------------
                                                 Robert Wann
                                                 Executive Vice President,
                                                 Comptroller, and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)