Form 10-Q
period 2001-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2001-11-14
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                         Commission File Number 0-22278
                         ------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                   102,279,508
                        ---------------------------------
                         Number of shares outstanding at
                                November 13, 2001

                        NEW YORK COMMUNITY BANCORP, INC.

                                    FORM 10-Q

                        Quarter Ended September 30, 2001

INDEX                                                                   Page No.
-----                                                                   --------

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Condition as of September 30,
          2001 (unaudited) and December 31, 2000                            1

          Consolidated Statements of Income and Comprehensive
          Income for the Three and Nine Months Ended
          September 30, 2001 and 2000 (unaudited)                           2

          Consolidated Statement of Changes in Stockholders'
          Equity for the Nine Months Ended September 30, 2001
          (unaudited)                                                       3

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2001 and 2000 (unaudited)              4

          Notes to Unaudited Consolidated Financial Statements              5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                      27

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                28

Item 2.   Changes in Securities and Use of Proceeds                        28

Item 3.   Defaults Upon Senior Securities                                  28

Item 4.   Submission of Matters to a Vote of Security Holders              28

Item 5.   Other Information                                                28

Item 6.   Exhibits and Reports on Form 8-K                                 28

Signatures                                                                 29

Exhibits                                                                   30

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (in thousands)

                                                                             September 30,   December 31,
                                                                                 2001           2000
                                                                              (unaudited)
                                                                              -----------    -----------
Assets
Cash and due from banks                                                       $   185,363    $   133,093
Money market investments                                                           20,916        124,622
Securities held to maturity (estimated market value of
    $127,634 and $220,608, respectively)                                          127,079        222,534
Mortgage-backed securities held to maturity (estimated market
    value of $0 and $1,979, respectively)                                              --          1,923
Securities available for sale                                                   2,325,129        303,734
Mortgage loans:
    1-4 family                                                                  1,522,945      1,267,080
    Multi-family                                                                3,074,699      1,945,656
    Commercial real estate                                                        450,842        324,068
    Construction                                                                  145,144         59,469
                                                                              -----------    -----------
Total mortgage loans                                                            5,193,630      3,596,273
Other loans                                                                       116,139         39,748
Less: Unearned loan fees                                                           (2,455)        (1,571)
      Allowance for loan losses                                                   (40,498)       (18,064)
                                                                              -----------    -----------
Loans, net                                                                      5,266,816      3,616,386
Premises and equipment, net                                                        70,521         39,191
Goodwill                                                                          615,516        118,070
Core deposit intangible                                                            59,000             --
Deferred tax asset, net                                                            33,920         42,360
Other assets                                                                      238,734        108,872
                                                                              -----------    -----------
Total assets                                                                  $ 8,942,994    $ 4,710,785
                                                                              ===========    ===========

Liabilities and Stockholders' Equity
Deposits:
    NOW and money market accounts                                             $   902,893    $   719,420
    Savings accounts                                                            1,561,921        492,604
    Certificates of deposit                                                     2,589,135      1,873,810
    Non-interest-bearing accounts                                                 457,188        171,360
                                                                              -----------    -----------
Total deposits                                                                  5,511,137      3,257,194
                                                                              -----------    -----------
Official checks outstanding                                                        49,299         41,239
Borrowings                                                                      2,226,875      1,037,505
Mortgagors' escrow                                                                 33,882         11,291
Other liabilities                                                                 120,571         56,146
                                                                              -----------    -----------
Total liabilities                                                               7,941,764      4,403,375
                                                                              -----------    -----------
Stockholders' equity:
    Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                                      --             --
    Common stock at par $0.01 (150,000,000 shares authorized; 108,224,424 shares issued; 102,482,834 and 66,555,279 shares outstanding at
     September 30, 2001 and December 31, 2000, respectively)(1)                     1,082            310
    Paid-in capital in excess of par                                              901,580        174,450
    Retained earnings (substantially restricted)                                  146,637        146,514
    Less: Treasury stock (5,741,590 and 3,128,780 shares, respectively)(1)        (62,463)        (2,388)
          Unallocated common stock held by ESOP                                    (6,540)        (8,485)
          Common stock held by SERP                                                (3,113)        (3,770)
          Unearned common stock held by RRPs                                          (41)           (41)
    Accumulated other comprehensive income, net of tax effect                      24,088            820
                                                                              -----------    -----------
Total stockholders' equity                                                      1,001,230        307,410
                                                                              -----------    -----------
Total liabilities and stockholders' equity                                    $ 8,942,994    $ 4,710,785
                                                                              ===========    ===========

(1) Share amounts for the year 2000 have been adjusted to reflect 3-for-2 stock splits on March 29 and September 20, 2001.

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                      (in thousands, except per share data)

                                   (unaudited)

                                                For the              For the
                                          Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
                                          ------------------   -------------------
                                            2001       2000      2001       2000
                                          --------   -------   --------   --------
Interest Income:
     Mortgage and other loans             $ 90,180   $36,663   $223,787   $104,392
     Securities                              7,944     3,757     22,077     10,106
     Mortgage-backed securities             22,206        58     32,300        180
     Money market investments                  684       145      5,523        274
                                          --------   -------   --------   --------
Total interest income                      121,014    40,623    283,687    114,952
                                          --------   -------   --------   --------

Interest Expense:
     NOW and money market accounts           4,264       893     11,214      2,533
     Savings accounts                        6,842     1,442     11,163      4,636
     Certificates of deposit                28,864     9,320     80,842     25,372
     Borrowings                             21,604    12,684     49,682     33,352
     Mortgagors' escrow                          1         6         13         19
                                          --------   -------   --------   --------
Total interest expense                      61,575    24,345    152,914     65,912
                                          --------   -------   --------   --------
          Net interest income               59,439    16,278    130,773     49,040
Provision for loan losses                       --        --         --         --
                                          --------   -------   --------   --------
          Net interest income after
              provision for loan losses     59,439    16,278    130,773     49,040
                                          --------   -------   --------   --------

Other Operating Income:
     Fee income                              8,805       545     24,527      1,536
     Other                                  23,218       719     47,105      2,088
                                          --------   -------   --------   --------
Total other operating income                32,023     1,264     71,632      3,624
                                          --------   -------   --------   --------

Non-interest Expense:
     Compensation and benefits              35,656     3,500     53,198     10,419
     Occupancy and equipment                 5,321       768     12,410      2,192
     General and administrative              8,002     1,238     19,011      3,702
     Other                                     763       178      2,111        530
                                          --------   -------   --------   --------
Total operating expense                     49,742     5,684     86,730     16,843
                                          --------   -------   --------   --------
     Amortization of goodwill and
         core deposit intangible             2,482        --      5,446         --
                                          --------   -------   --------   --------
Total non-interest expense                  52,224     5,684     92,176     16,843
                                          --------   -------   --------   --------

Income before income taxes                  39,238    11,858    110,229     35,821
Income tax expense                          23,631     4,073     48,283     12,672
                                          --------   -------   --------   --------
          Net income                      $ 15,607   $ 7,785   $ 61,946   $ 23,149
                                          ========   =======   ========   ========

Comprehensive income, net of tax:
     Unrealized gain on securities          19,296       634     23,268        565
                                          --------   -------   --------   --------
          Comprehensive income            $ 34,903   $ 8,419   $ 85,214   $ 23,714
                                          ========   =======   ========   ========

          Earnings per share(1)              $0.18     $0.20      $0.90      $0.58
          Diluted earnings per share(1)      $0.18     $0.20      $0.87      $0.57
                                          ========   =======   ========   ========

(1) Amounts for the year 2000 have been adjusted to reflect 3-for-2 stock splits on March 29 and September 20, 2001.

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  Nine Months Ended
                                                                 September 30, 2001
(in thousands, except per share data)                                (unaudited)
-----------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
    Balance at beginning of year                                    $       310
    Shares issued                                                           772
                                                                    -----------
Balance at end of period                                                  1,082
                                                                    -----------

Paid-in Capital in Excess of Par:
    Balance at beginning of year                                        174,450
    Shares issued and fractional shares                                 692,550
    Tax benefit effect on stock plans                                    11,000
    Allocation of ESOP stock                                             23,580
                                                                    -----------
Balance at end of period                                                901,580
                                                                    -----------

Retained Earnings:
    Balance at beginning of year                                        146,514
    Net income                                                           61,946
    Dividends paid on common stock                                      (28,259)
    Exercise of stock options (2,857,678 shares)                        (33,564)
                                                                    -----------
Balance at end of period                                                146,637
                                                                    -----------

Treasury Stock:
    Balance at beginning of year                                         (2,388)
    Purchase of common stock (5,470,485 shares)                        (102,186)
    Exercise of stock options (2,857,678 shares)                         42,111
                                                                    -----------
Balance at end of period                                                (62,463)
                                                                    -----------

Employee Stock Ownership Plan:
    Balance at beginning of year                                         (8,485)
    Allocation of ESOP stock                                              1,945
                                                                    -----------
Balance at end of period                                                 (6,540)
                                                                    -----------

SERP Plan:
    Balance at beginning of year                                         (3,770)
    Common stock acquired by SERP                                           657
                                                                    -----------
Balance at end of period                                                 (3,113)
                                                                    -----------

Recognition and Retention Plans:
    Balance at beginning of year                                            (41)
    Earned portion of RRPs                                                   --
                                                                    -----------
Balance at end of period                                                    (41)
                                                                    -----------

Accumulated Comprehensive Income, Net of Tax:
    Balance at beginning of year                                            820
    Net unrealized appreciation in securities, net of tax                23,268
                                                                    -----------
Balance at end of year                                                   24,088
                                                                    -----------

Total stockholders' equity                                          $ 1,001,230
                                                                    ===========

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                       2001           2000
(in thousands)                                                                             (unaudited)
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                                       $    61,946    $  23,149
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       3,700          756
      Amortization of premiums, net                                                         210            4
      Amortization of net deferred loan origination fees                                    884          943
      Amortization of goodwill and core deposit intangible                                5,446           --
      Net gain on redemption and sales of securities and
        mortgage-backed securities                                                      (25,299)          --
      Net gain on sales of loans and foreclosed real estate                             (10,315)        (113)
      Net gain on sale of Bank property                                                  (1,102)          --
      Tax benefit effect on stock plans                                                  11,000        3,156
      Earned portion of SERP                                                                657           --
      Earned portion of ESOP                                                             25,525        1,380
   Changes in assets and liabilities:
      Goodwill recognized in merger with Richmond County Financial                     (504,087)          --
      Core deposit intangible recognized in merger with Richmond County Financial       (60,000)          --
      Acquired allowance                                                                 22,434           --
      Decrease (increase) in deferred income taxes                                        8,440         (623)
      Increase in other assets                                                         (129,862)      (9,762)
      Increase (decrease) in official checks outstanding                                  8,060      (12,867)
      Increase (decrease) in other liabilities                                           64,425       (2,642)
                                                                                    -----------    ---------
Total adjustments                                                                      (579,884)     (19,768)
                                                                                    -----------    ---------
Net cash (used in) provided by operating activities                                    (517,938)       3,381
                                                                                    -----------    ---------

Cash Flows from Investing Activities:
   Proceeds from redemption and sales of securities and mortgage-backed
     securities held to maturity                                                        112,573          385
   Proceeds from redemption and sales of securities available for sale                1,057,288           --
   Purchase of securities held to maturity                                                   --      (17,798)
   Acquisition or purchase of securities available for sale                          (2,949,168)      (2,289)
   Net increase in loans                                                             (1,673,748)    (305,268)
   Proceeds from sales of loans and foreclosed real estate                              610,581       77,708
   Acquisition or purchase of premises and equipment, net                               (35,030)        (108)
                                                                                    -----------    ---------
Net cash used in investing activities                                                (2,877,504)    (247,370)
                                                                                    -----------    ---------

Cash Flows from Financing Activities:
   Net increase in mortgagors' escrow                                                    22,591        5,787
   Net increase in deposits                                                           2,253,943       36,580
   Net increase in borrowings                                                         1,189,370      241,583
   Cash dividends paid and options exercised, net                                       (61,823)     (21,952)
   Purchase of treasury stock, net of stock options exercised                           (60,075)     (20,760)
                                                                                    -----------    ---------
Net cash provided by financing activities                                             3,344,006      241,238
                                                                                    -----------    ---------
Net decrease in cash and cash equivalents                                               (51,436)      (2,751)
Cash and cash equivalents at beginning of period                                        257,715       37,224
                                                                                    -----------    ---------
Cash and cash equivalents at end of period                                          $   206,279    $  34,473
                                                                                    ===========    =========
Supplemental information:
   Cash paid for:
      Interest                                                                         $152,595      $65,912
      Income taxes                                                                        3,500       10,618

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders and incorporated by reference into the Company's 2000 Annual Report on Form 10-K, as well as the Form 8-K filed on August 14, 2001 containing the audited consolidated financial statements of Richmond County Financial Corp. and certain unaudited pro forma information.

Note 2. Impact of Accounting Pronouncements

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

On September 29, 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, which was issued in June 1996 and addresses implementation issues that were identified in applying SFAS No.
125. SFAS No. 140 is effective for transfers of financial assets (including securitizations) occurring after March 31, 2001. However, the provisions of SFAS No. 140 related to the recognition and reclassification of collateral in financial statements and disclosures related to securities transactions and collateral are effective for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 has had no material effect upon the Company's consolidated financial statements.

Business Combinations, Goodwill, and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which are effective for fiscal years beginning after December 15, 2001 and immediately applicable to business combinations occurring after June 30, 2001. Under the new rules, all business combinations are to be accounted for using the purchase method. In addition, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

The Company acquired Haven Bancorp, Inc. on November 30, 2000 and merged with Richmond County Financial Corp. on July 31, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets with regard to the Haven acquisition on January 1, 2002, at which time the amortization of goodwill stemming from this acquisition will be discontinued, representing a savings of approximately $1.5 million per quarter, or $5.9 million per year. The new rules were applied on August 1, 2001 with regard to the Richmond County merger; as a result, no goodwill is being amortized in connection with this transaction.

During 2002, the Company will perform the required impairment tests of goodwill and intangible assets with indefinite lives at the date of application, and the effect of such tests on the earnings and financial position of the Company will be determined at that time.

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the retirement obligations for tangible long-lived assets be recorded as liabilities in their fair value when they are incurred. Correspondingly, the same retirement costs are capitalized as part of the carrying amount of the assets and subsequently amortized into expense. The prescribed accounting will change the current practice of presenting the retirement obligations as contra-asset. The Company is in the process of assessing the impact of SFAS No. 143, which will take effect on January 1, 2003.

Accounting for Impairment or Disposal of Long-lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 establishes more stringent criteria than those currently in place for determining when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses as was previously permitted. The provisions of the new standard are to be applied prospectively.

The Company does not expect SFAS No. 144 to have a material impact on its financial statements when it is adopted on January 1, 2002.

Note 3. Recent Developments

Like the rest of the nation, New York Community Bancorp was shocked by the devastating attack on the World Trade Center on September 11th, and remains deeply saddened by the loss of so many lives. In response to this tragedy, the Company has been collecting contributions from customers throughout the branch network for the benefit of the families of the victims. In addition, the Richmond County Savings Foundation, funded with shares of New York Community Bancorp, has set aside $1.0 million to aid the victims' families.

The events of September 11th and the uncertainty that has followed are expected to have a dampening effect on the New York City economy; however, after an analysis of its loan portfolio, the Company has determined that it has no current reason to expect the quality of its loans to be compromised.

The Company will continue to closely monitor the quality of its assets while maintaining its position as a good corporate citizen.

                        NEW YORK COMMUNITY BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New York Community Bancorp, Inc. (the "Company") is the holding company for New York Community Bank (the "Bank"), a New York State-chartered financial institution with 119 banking offices operating through six community divisions:
Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank.

The primary business of the Bank is gathering deposits from its customers in New York City, Long Island, Westchester and Rockland counties, Connecticut, and New Jersey, and investing these funds in multi-family, commercial real estate, and construction loan originations and, to a lesser extent, investment grade securities.

The Company's third quarter 2001 performance reflects the benefits of its acquisition of Haven Bancorp, Inc. ("Haven"), the holding company for CFS Bank, on November 30, 2000; its merger-of-equals with Richmond County Financial Corp. ("Richmond County"), the holding company for Richmond County Savings Bank, on July 31, 2001; and the restructuring of the balance sheet that occurred subsequent to these events. Excluding certain non-recurring items detailed in the Earnings Summary on page 15 of this filing, the Company recorded core earnings of $28.6 million, or $0.33 per diluted share, for the current third quarter, as compared to $7.8 million, or $0.20 per diluted share, for the year-earlier three months.

At the date of the merger, Richmond County had assets of $3.7 billion, loans of $1.9 billion, and deposits of $2.5 billion. Reflecting these additions, the Company recorded total assets of $8.9 billion, total loans of $5.3 billion, and total deposits of $5.5 billion at September 30, 2001. In addition, the Richmond County merger generated goodwill of $504.1 million and a core deposit intangible of $60.0 million.

On September 20, 2001, the Company issued 36,078,082 shares pursuant to a three-for-two stock split paid in the form of a 50% stock dividend. Reflecting the split, which was declared on August 16, 2001, and the 25,695,639 shares issued on July 31, 2001 pursuant to the Richmond County merger, the number of shares outstanding grew to 102,482,834 at September 30, 2001.

On September 14, 2001, the Board of Directors authorized the repurchase of 2.25 million shares of Company stock, as adjusted for the stock split; of this amount, 1.9 million were still available for repurchase at quarter's end.

On October 21, 2001, the Company completed the integration of the Richmond County Savings Bank and New York Community Bank data processing systems, enabling customers of both banks to conduct business at any of the Company's 119 banking offices.

On October 23, 2001, the Company declared a quarterly cash dividend of $0.16 per share, payable on November 15, 2001 to shareholders of record at November 5, 2001. The dividend is 20% higher than the $0.1333 per share dividend paid in the third quarter of 2001, as adjusted for the aforementioned three-for-two stock split.

Forward-looking Statements and Associated Risk Factors

This filing contains certain forward-looking statements with regard to the Company's prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for the purposes of said safe harbor provisions.

These forward-looking statements are based on current expectations, but actual results may differ materially from anticipated results. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "assume," "evaluate," "assess," or similar expressions. The Company's ability to predict results or the actual effects of its plans and strategies are inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and demand for financial services in the Company's local markets; changes in local real estate values; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company's operations, pricing, and services.

Forward-looking statements also include, without limitation, those statements relating to the anticipated effects of the Company's merger with Richmond County. The following factors, among others, could cause the actual results of the merger to differ materially from expectations: the ability to successfully integrate the companies following the merger, including retention of key personnel; the ability to fully realize the expected cost savings and revenues; the ability to realize the expected cost savings and revenues on a timely basis; and any material change in the local markets in which the Company operates.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Financial Condition

Reflecting internally generated loan growth and assets acquired in the Richmond County merger, the Company recorded total assets of $8.9 billion at September 30, 2001, up $4.2 billion, or 89.8%, from the year-end 2000 amount. In keeping with its objective of shortening the maturity of its assets, the Company continued to focus on multi-family, commercial real estate, and construction loan production and to invest in readily saleable, investment grade mortgage-backed securities.

Despite the year-to-date sale of one-to-four family mortgage loans totaling $610.6 million, the mortgage loan portfolio grew $1.6 billion from the year-end 2000 total to $5.2 billion at September 30, 2001. In addition to $1.8 billion in loans acquired in the Richmond County merger, net of subsequent loan sales totaling $83.7 million, the increase reflects year-to-date originations of $867.5 million, including $537.2 million in multi-family mortgage loans.

Notwithstanding its significant asset growth since December 31, 2000, the Company maintained its record of solid asset quality. Non-performing assets totaled $14.8 million, or 0.17% of total assets, including foreclosed real estate of $204,000 and non-performing loans of $14.6 million, or 0.28% of loans, net.

Reflecting the addition of the Richmond County loan loss allowance, the allowance for loan losses rose $22.4 million to $40.5 million at September 30, 2001. The allowance was equivalent to 278.3% of non-performing loans and 0.77% of loans, net, at that date.

Primarily reflecting the merger with Richmond County, the portfolio of securities available for sale rose to $2.3 billion from $303.7 million at December 31, 2000. At the same time, the portfolio of securities held to maturity dropped $95.5 million to $127.1 million, reflecting redemptions. The Company had no mortgage-backed securities held to maturity at the close of the third quarter, as compared to $1.9 million at year-end 2000.

Total deposits rose to $5.5 billion from $3.3 billion, the year-end 2000 figure, largely reflecting deposits acquired in the merger with Richmond County. Core deposits represented $2.9 billion, or 53.0% of the 2001 total, up from $1.4 billion, or 42.5% of the year-end 2000 amount. At the same time, the balance of CDs rose to $2.6 billion, representing 47.0% of total deposits, from $1.9 billion, representing 57.5%, at year-end.

Borrowings rose to $2.2 billion from $1.0 billion, as the Company increased its Federal Home Loan Bank ("FHLB") advances and took advantage of wholesale funding opportunities being offered by the brokerage community.

Supported by cash earnings of $105.5 million, stockholders' equity totaled $1.0 billion at September 30, 2001, representing 11.20% of total assets and a book value of $10.18 per share, based on 98,359,571 shares. In the first nine months of 2001, the Company allocated $102.2 million toward its share repurchase program, in addition to distributing $28.3 million in cash dividends. Partially reflecting a reduction in goodwill and core deposit intangible via amortization, the Company's regulatory leverage capital ratio improved to 5.13% at September 30, 2001 from 5.02% at December 31, 2000.

Loans

Reflecting the Richmond County merger and internal loan production, the Company's mortgage loan portfolio grew 44.4% from $3.6 billion at December 31, 2000 to $5.2 billion at September 30, 2001. In addition to $1.8 billion in loans acquired in the merger, net of loan sales totaling $83.7 million, the Company recorded nine-month originations of $867.5 million, including $352.0 million in the third quarter of the year. The volume of third quarter loan originations was somewhat lower than expected as a result of the events of September 11, 2001.

The portfolio of multi-family mortgage loans rose $1.1 billion, or 58.0%, to $3.1 billion, reflecting nine-month originations of $537.2 million and loans acquired in the merger of $783.8 million. Third-quarter originations totaled $221.8 million, including $11.8 million originated by Richmond County in July 2001. Multi-family loans represented 59.2% of total mortgage loans at the close of the third quarter; the average principal balance was $1.4 billion and the average loan-to-value ratio was 59.4%.

Commercial real estate loans rose $126.8 million to $450.8 million, representing 8.7% of total mortgage loans at quarter's end. The increase reflects year-to-date originations of $103.5 million and loans acquired in the merger of $136.8 million. Included in third quarter originations totaling $24.4 million were $4.1 million in commercial real estate loans originated by Richmond County in July 2001.

Construction loans rose $85.7 million to $145.1 million, representing 2.8% of total mortgage loans outstanding, after nine-month originations of $69.5 million, including $15.4 million in the third quarter of the year. Included in the latter amount were construction loans of $1.1 million originated by Richmond County in July 2001.

One-to-four family mortgage loans rose $255.9 million to $1.5 billion at September 30, 2001, representing 27.6% of mortgage loans outstanding at that date. The increase reflects $834.9 million in loans acquired in the Richmond County merger and originations of $155.2 million, offset by sales totaling $610.6 million year-to-date. The majority of one-to-four family loans sold since year-end 2000 have been loans acquired in the Haven transaction.

At October 16, 2001, the pipeline of mortgage loans totaled $440.0 million, primarily consisting of multi-family mortgage loans. Due to the events of September 11, 2001, approximately $52.0 million of loans that had been expected to close in the third quarter are now expected to close in the fourth quarter of the year. This said, readers are cautioned that the Company's ability to close these loans and others may be adversely influenced by such factors as an economic downturn in the wake of the terrorist attacks on the World Trade Center, an increase in competition, or an unexpected change in the direction of market interest rates.

Other loans rose $76.4 million to $116.1 million, primarily reflecting loans acquired in the Richmond County merger, the majority of which are home equity loans.

Asset Quality

The quality of the Company's loans continued to be solid despite the significant growth of the loan portfolio. The third quarter of 2001 marked the Company's 28th consecutive quarter without any net charge-offs, extending its record of exceptional asset quality.

While the balance of non-performing assets rose as a result of the Richmond County merger, the ratio of non-performing assets to total assets declined to 0.17% at September 30, 2001 from 0.18% at June 30, 2001, and from 0.19% at December 31, 2000. Non-performing assets totaled $14.8 million at the close of the current third quarter, as compared to $8.0 million and $9.1 million, respectively, at the earlier dates.

Included in non-performing assets at September 30, 2001 were foreclosed real estate of $204,000 and non-performing loans of $14.6 million, representing 0.28% of loans, net. At June 30, 2001 and December 31, 2000, foreclosed real estate totaled $336,000 and $12,000, respectively, while non-performing loans totaled $7.7 million and $9.1 million, representing 0.23% and 0.25% of loans, net, respectively.

Included in non-performing loans at September 30, 2001 were non-accrual loans totaling $11.5 million and loans 90 days or more delinquent totaling $3.1 million. The Company's non-performing loans were primarily secured by one-to-four family homes located in its core marketplace.

From time to time, properties that are classified as "foreclosed real estate" are rented by the Company. When this occurs, such properties are reclassified as "real estate held for investment" and included in "other assets" on the balance sheet. At September 30, 2001, the Company had three such investments totaling $212,980 and yielding an average rate of return of 10.47%.

While no net charge-offs or provisions for loan losses were recorded in the quarter, the allowance for loan losses rose to $40.5 million at September 30, 2001, representing 278.32% of non-performing loans and 0.77% of loans, net. At June 30, 2001, the allowance for loan losses totaled $18.1 million, representing 235.27% and 0.55%, respectively, of non-performing loans and loans, net. The increase reflects the addition of $22.4 million to the allowance for loans losses pursuant to the Richmond County merger.

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

      3) Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration:

            o     payment history;
            o underwriting analysis based upon current financial information; and
            o current inspections of the loan collateral by qualified in-house property appraisers/inspectors.

      4) Bi-weekly meetings of executive management with the Mortgage and Real Estate Committee (which consists of five outside directors, each possessing over 30 years of complementary real estate experience). During these meetings, observable trends in the local economy and their effect on the real estate market are discussed.

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

On July 6, 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which was immediately effective. SAB No. 102 expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release ("FRR") No. 28. The guidelines in SAB No. 102 focus on the documents the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. The application of SAB No. 102 has not had a significant impact on the Company's consolidated financial statements.

For more information regarding asset quality and the loan loss allowance, see the asset quality analysis that follows and the discussion of the provision for loan losses beginning on page 20 of this report.

Asset Quality Analysis

                                                         At or For the     At or For the
                                                       Nine Months Ended    Year Ended
                                                         September 30,     December 31,
                                                              2001             2000
(dollars in thousands)                                    (unaudited)
----------------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                             $   18,064      $    7,031
Acquired allowance                                             22,434          11,033
                                                           ----------      ----------
Balance at end of period                                   $   40,498      $   18,064
                                                           ==========      ==========

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                              $   11,480      $    6,011
Loans 90 days or more delinquent                                3,071           3,081
                                                           ----------      ----------
Total non-performing loans                                     14,551           9,092
Foreclosed real estate                                            204              12
                                                           ----------      ----------
Total non-performing assets                                $   14,755      $    9,104
                                                           ==========      ==========

Ratios:
Non-performing loans to loans, net                               0.28%           0.25%
Non-performing assets to total assets                            0.17            0.19
Allowance for loan losses to non-performing loans              278.32          198.68
Allowance for loan losses to loans, net                          0.77            0.50

Securities and Money Market Investments

Reflecting the Richmond County merger and the strategic repositioning of the balance sheet in the wake of this transaction, the Company recorded securities available for sale of $2.3 billion at September 30, 2001, up from $619.8 million at June 30, 2001 and from $303.7 million at December 31, 2000.

Consistent with management's focus on enhancing the flexibility of the balance sheet, the Company increased its investment in readily saleable, investment grade mortgage-backed securities in the third quarter, bringing the quarter-end total to $1.9 billion. The remainder of the securities available for sale portfolio consisted primarily of short-term agencies, predominantly GNMAs.

Securities held to maturity, meanwhile, declined from $222.5 million to $127.1 million, reflecting redemptions over the nine-month period. Included in the September 30, 2001 amount were capital trust notes of $25.3 million and FHLB stock of $101.8 million. At September 30, 2001, the market value of the portfolio was 100.4% of carrying value; at December 31, 2000, the market value of the portfolio equaled 99.1% of carrying value.

Money market investments, consisting entirely of federal funds sold, totaled $20.9 million at September 30, 2001, down markedly from $124.6 million at December 31, 2000. The decline reflects the investment of such funds in higher yielding assets, including loans and short-term securities, as described above.

Mortgage-backed Securities Held to Maturity

Reflecting redemptions, and the fact that all investments in mortgage-backed securities since July 1, 2001 have been classified as available for sale, the Company had no mortgage-backed securities held to maturity at September 30, 2001. At December 31, 2000, the portfolio of mortgage-backed securities totaled $1.9 million.

Sources of Funds

The Company's primary sources of funds are the deposits it gathers, the interest and principal payments it receives on loans, and the interest on, and maturity of, securities available for sale. Additional funding is available through a line of credit with the FHLB and, as a result of the recent merger with Richmond County, through reverse repurchase agreements with various brokerage houses on the Street.

Primarily reflecting the Richmond County merger, the balance of deposits rose to $5.5 billion at September 30, 2001 from $3.3 billion at December 31, 2000. Core deposits represented $2.9 billion, or 53.0% of the 2001 total, up from $1.4 billion, representing 42.5% of the year-end amount. The growth in core deposits reflects a $183.5 million rise in NOW and money market accounts to $902.9 million; a $1.1 billion rise in savings accounts to $1.6 billion; and a $285.8 million rise in non-interest-bearing accounts to $457.2 million.

At the same time, the balance of CDs rose $715.3 million to $2.6 billion, representing 47.0% of total deposits at September 30, 2001. Absent the merger, the balance of CDs would have declined, as it did in the previous quarter, as certain customers of the Bank have opted to invest in higher yielding investment products that are sold through the branch network. Because the Company earns other income on the sale of such products, its earnings are likely to benefit from the declining balance of higher cost CDs.

Largely reflecting the Richmond County transaction, borrowings rose from $1.0 billion at December 31, 2000 to $2.2 billion at September 30, 2001. Included in the 2001 amount were FHLB borrowings of $2.0 billion, which are collateralized by stock in the FHLB and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. The balance of the Company's borrowings are in the form of various trust-preferred securities and reverse repurchase agreements with Wall Street brokerage firms.

The Richmond County merger added 33 traditional branches and one convenience center to the Company's franchise, increasing the total number of banking offices to 119 at September 30, 2001. Of this total, 20 are located on Staten Island; this number is expected to grow to 23 within the next few months. In addition to a de novo traditional branch set to open around year-end, the Company expects to open two in-store supermarket branches on Staten Island in the first quarter of 2002.

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

The relative sensitivity of assets and liabilities is particularly important, as the Company's core deposits are not subject to the same degree of interest rate sensitivity as its portfolio of loans and securities. Core deposit costs are internally controlled, and generally exhibit less sensitivity to interest rate fluctuations than adjustable rate assets, which feature yields based on external indices.

It is management's objective to maintain a stable level of net interest income under a range of probable rate scenarios. In the current rate environment, management is focused on shortening the maturity of the Company's assets, by emphasizing the origination of multi-family, commercial real estate, and construction loans, which tend to have shorter terms to maturity than one-to-four family mortgage loans, and by investing in short-term investments such as Triple A mortgage-backed securities. On the liability side of the balance sheet, core deposits have substantially increased, while the balance of higher cost deposits has substantially declined. In addition, the Company has been entering into reverse repurchase agreements with various Wall Street brokerage firms.

For a further discussion of the Company's exposure to market risk, see "Quantitative and Qualitative Analysis of Market Risk" on page 27 of this report.

Liquidity and Capital Position

Liquidity

As previously indicated, the Company's primary funding sources are deposits, interest and principal payments on loans, and interest payments on, and maturities of, securities and mortgage-backed securities. Additional funding stems from the occasional sale of loans and securities, from FHLB borrowings, and from the Company's reverse repurchase agreements with various brokerage firms. While borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage prepayments are less certain, being subject to such external factors as economic conditions, competition, and market interest rates.

The Company primarily invests in mortgage loan originations and supplements such investments with the purchase of short-term securities. In the nine months ended September 30, 2001, the Company used net cash of $2.9 billion in investing activities, primarily reflecting the acquisition and purchase of securities available for sale of $2.9 billion.

At the same time, the net cash used in operating activities totaled $517.9 million, primarily reflecting the goodwill and core deposit intangible stemming from the July 31, 2001 merger with Richmond County. The net cash provided by financing activities totaled $3.3 billion, largely reflecting a $2.3 billion increase in deposits and a $1.2 billion increase in borrowings stemming from the Richmond County merger.

The Company monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including outstanding loan commitments and withdrawals from depository accounts. The Company's most liquid assets are cash and due from banks and money market investments, which collectively totaled $206.3 million at September 30, 2001. Additional liquidity stems from the Company's portfolio of securities available for sale, which rose more than seven-fold to $2.3 billion, as well as from the Bank's lines of credit and its reverse repurchase agreements with the Street.

At October 16, 2001, the Company had loans totaling $440.0 million in the pipeline, which management anticipates having the ability to fund. In addition, CDs due to mature in one year or less from September 30, 2001 totaled $2.0 billion; based on its historic retention rate, as well as current pricing, management believes that a significant portion of such deposits will remain with the Bank or be channeled into alternative investments which generate other operating income.

Capital Position

Reflecting nine-month 2001 cash earnings of $105.5 million and the 25,695,639 shares issued pursuant to the merger with Richmond County, stockholders' equity totaled $1.0 billion at September 30, 2001, representing 11.20% of total assets and a book value of $10.18 per share, based on 98,359,571 shares. At December 31, 2000, the Company recorded stockholders' equity of $307.4 million, representing 6.52% of total assets and a book value of $4.94 per share, based on 62,275,959 shares, as adjusted for the 3-for-2 stock splits that were paid on March 29 and September 20, 2001.

In the first nine months of 2001, the Company distributed cash dividends totaling $28.3 million and allocated $102.2 million toward the repurchase of 5,470,485 shares, including 1,689,356 shares that were repurchased in the third quarter of the year. At September 30, 2001, an additional 1,850,739 shares were still available for repurchase under the authorization approved by the Board of Directors on September 14, 2001.

At September 30, 2001, the level of stockholders' equity was more than sufficient to exceed the minimum federal requirements for a bank holding company. The Company's leverage capital ratio equaled 5.13% of average total assets, while the Tier 1 and total risk-based capital ratios equaled 8.29% and 9.18%, respectively, of total risk-weighted assets at quarter's end.

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

Regulatory Capital Analysis (Bank Only)

                                                      At September 30, 2001
                                                      ---------------------

                                                                  Risk-Based Capital
                                                                  ------------------
                                   Leverage Capital          Tier 1                Total
                                   ----------------          ------                -----
(dollars in thousands)             Amount     Ratio      Amount     Ratio      Amount     Ratio
                                  --------    -----     --------    -----     --------    -----
Total savings bank equity         $454,274     6.45%    $454,274     9.93%    $495,229    10.83%
Regulatory capital requirement     211,225     3.00      183,035     4.00      366,070     8.00
                                  --------    -----     --------    -----     --------    -----
Excess                            $234,049     3.45%    $271,239     5.93%    $129,159     2.83%
                                  ========    =====     ========    =====     ========    =====

Comparison of the Three Months Ended September 30, 2001 and 2000

Earnings Summary

The Company's third quarter 2001 earnings reflect the ongoing benefit of the Haven acquisition, the benefit of the more recent Richmond County merger, and the strategic actions taken by management subsequent to these events.

During the third quarter of 2001, the Company recognized a non-recurring non-cash charge of $22.0 million in connection with the allocation of ESOP shares pursuant to the Richmond County merger, and a non-recurring tax rate adjustment of $3.0 million that primarily resulted from the write down of a deferred tax asset in light of the Company's strategic state tax planning. These items were partly offset by non-recurring after-tax gains of $12.0 million stemming from the sale of securities and one-to-four family mortgage loans, and from the sale of a bank-owned property in Flushing, New York. The combined impact of these items on the Company's third quarter 2001 earnings was a non-recurring after-tax charge of $13.0 million, or $0.15 per share. As a result, the Company recorded net income of $15.6 million, or $0.18 per diluted share, in the three months ended September 30, 2001.

Excluding the aforementioned non-recurring items, the Company recorded core earnings of $28.6 million in the third quarter of 2001, up 267.1% from $7.8 million in the third quarter of 2000. The 2001 amount was equivalent to diluted core earnings per share of $0.33, up 65.0% from $0.20 in the year-earlier quarter, and provided core returns on average assets ("ROA") and average stockholders' equity ("ROE") of 1.56% and 15.48%, respectively.

Cash earnings for the current third quarter totaled $48.1 million, or $0.55 per diluted share, as compared to $9.5 million, or $0.24 per diluted share, for the year-earlier three months. The Company's third quarter 2001 cash earnings contributed $32.5 million, or 208.5%, more to capital than its reported earnings, while providing a cash ROA and cash ROE of 2.63% and 26.08%, respectively.

The 2001 per share amounts reflect shares issued pursuant to the Richmond County merger; the 2000 per share amounts have been adjusted to reflect the Company's three-for-two stock splits on March 29 and September 20, 2001.

The significant rise in third quarter 2001 core earnings stemmed from dramatically higher net interest and other operating income, and was only partly offset by increased non-interest and income tax expense.

Fueled by interest-earning asset growth in the wake of the transactions, net interest income rose to $59.4 million in the current third quarter, up $23.2 million from the trailing-quarter level and up $43.2 million from the year-earlier amount. The year-over-year increase was the net effect of an $80.4 million rise in interest income to $121.0 million and a $37.2 million rise in interest expense to $61.6 million. The growth in interest income was driven by a $4.5 billion rise in average interest-earning assets to $6.5 billion and partly offset by a 66-basis point decline in the average yield to 7.40%. At the same time, the growth in interest expense reflects a $4.3 billion rise in average interest-bearing liabilities to $6.2 billion that was partly offset by a 112-basis point decline in the average cost of funds to 3.96%.

The provision for loan losses was suspended for the 25th consecutive quarter, reflecting management's assessment of the adequacy of the loan loss allowance and the consistent quality of the loan portfolio.

Other operating income totaled $32.0 million in the current third quarter, including a non-recurring gain of $18.4 million on the sale of securities and loans and the sale of a Bank-owned property. Excluding this gain, core other operating income rose to $13.6 million from $1.3 million, the result of an $8.3 million rise in fee income to $8.8 million and a $4.1 million rise in core other income to $4.8 million. The growth in fee income and core other income was essentially triggered by the sale of banking and investment products to a significantly larger customer base.

Reflecting the aforementioned charge stemming from the merger-related ESOP allocation, non-interest expense totaled $52.2 million in the third quarter of 2001. Excluding this non-recurring charge, the Company recorded core non-interest expense of $30.2 million, as compared to $5.7 million in the year-earlier three months. While the increase primarily reflects the transaction-related expansion from 14 to 119 branches, it also includes goodwill amortization stemming from the Haven acquisition in the amount of $1.5 million and $1.0 million in amortization of the core deposit intangible stemming from the Richmond County merger.

Income tax expense rose to $23.6 million from $4.1 million, reflecting a $27.4 million increase in pre-tax income to $39.2 million and an effective tax rate of 60.2%. The atypical effective tax rate reflects the impact of the aforementioned ESOP allocation, which was non-deductible for income tax purposes, and the aforementioned tax rate adjustment of $3.0 million.

Based, in part, on the benefits reaped in the first two months of combined operations, management has projected that its 2002 diluted core earnings per share will range between $1.79 and $1.83 and that its 2002 cash earnings per share will range between $2.00 and $2.05. In addition, management indicated on October 16, 2001 that the Company's 2001 diluted core and cash earnings per share would exceed the Street's then-current consensus of $1.27 core and $1.45 cash earnings per share.

These estimates were also based on the following factors:

o A robust level of loan production, facilitated by the Company's enhanced asset generation capacity;
o The Company's ability to maximize leveraging opportunities in the current rate environment;
o Greater than expected cost savings derived from the Richmond County merger after two months of combined operations, and additional benefits stemming from the repositioning of the Richmond County balance sheet;
o Additional benefits stemming from the post-Haven balance sheet restructuring; and
o     The ongoing benefit of the Company's share repurchase program.

In addition, the Company's 2002 earnings estimates reflect certain current assumptions regarding the Company's future performance, as follows:

o Net interest income is expected to increase, together with spreads and margins, over the course of 2002. In addition to increased mortgage loan production, the Company has capitalized on the steeper yield curve, enhancing the flexibility and profitability of its combined balance sheet. At the same time, the restructuring of the balance sheet continues, with the sale of one-to-four family mortgage loans and securities. On the liability side, the Company expects to benefit from the increase in core deposits, attractive rate offerings in the wholesale funding market, and the continued downward repricing of CDs.

o The Company anticipates that it will continue to suspend the provision for loan losses, based on management's expectation of continued strong asset quality and the coverage provided by the allowance for loan losses at this time. In addition to reviewing the adequacy of the loan loss allowance on a regular basis, management is assessing the impact of the events of September 11, 2001. While the impact on the portfolio appears to be minimal at present, as stated, the portfolio will be subject to periodic review.

o Other income is expected to increase over the course of 2002 and range from $60.0 million to $62.0 million for the year. The increase will reflect a rise in fee income derived from an expanded customer base and the roll-out of annuities and mutual funds through the Richmond County banking offices.

o With the post-merger consolidation of operations to be completed by the end of the fourth quarter, operating expense is expected to range from $122.0 million to $124.0 million in 2002.

o The effective tax rate is expected to stabilize in the range of 35% to 36%.

For a discussion of the factors that could adversely impact the Company's ability to fulfill these expectations, please see the discussion of forward-looking statements and associated risk factors beginning on page 7 of this report.

Cash Earnings Analysis
(in thousands, except per share data)

                                                              For the Three Months Ended
                                                                     September 30,
                                                              --------------------------
                                                                2001               2000
                                                              -------            -------
Net income                                                    $15,607            $ 7,785
Additional contributions to tangible stockholders' equity:
   Amortization and appreciation of
     stock-related benefit plans                               23,486                541
   Associated tax benefits                                      6,000                450
   Other                                                          571                694
Amortization of goodwill and core deposit intangible            2,482                 --
                                                              -------            -------
Cash earnings                                                 $48,146            $ 9,470
                                                              =======            =======

Cash earnings per share(1)                                      $0.56              $0.24
Diluted cash earnings per share(1)                              $0.55              $0.24

(1) Per share amounts for the year 2000 have been adjusted to reflect 3-for-2 stock splits on March 29 and September 20, 2001.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

Largely reflecting assets acquired in the Haven and Richmond County transactions, the Company recorded a 197.9% increase in third quarter 2001 interest income to $121.0 million, from $40.6 million in the year-earlier three months. The $80.4 million increase was fueled by a $4.4 billion, or 222.1%, rise in the average balance of interest-earning assets to $6.5 billion, offset by a 66-basis point drop in the average yield to 7.40%.

The average balance of mortgage and other loans generated $90.2 million, or 74.5%, of total interest income in the current third quarter, up from $36.7 million, representing 90.3% of the total, in the year-earlier three months. The $53.5 million increase was driven by a $2.8 billion, or 158.8%, rise in the average balance to $4.6 billion, offset by a 47-basis point drop in the average yield to 7.70%. Mortgage and other loans represented 71.6% of total average interest-earning assets in the current third quarter, as compared to 89.1% in the year-earlier three months.

Securities generated interest income of $7.9 million, or 6.6% of the current third quarter total, representing a year-over-year increase of $4.2 million. The increase stemmed from a $197.2 million, or 95.0%, rise in the average balance to $404.8 million and from a 55-basis point rise in the average yield to 7.79%. The higher yield reflects the addition of securities acquired in the Haven and Richmond County transactions. Securities represented 6.2% of average interest-earning assets in the current third quarter, as compared to 10.3% in the third quarter of 2000.

Largely reflecting the Richmond County merger and the Company's growing investment in collateralized mortgage obligations, the interest income generated by mortgage-backed securities rose to $22.2 million, or 18.3% of the current quarter's total, from $58,000, or 0.1%, in the year-earlier three months. The increase reflects a $1.3 billion rise in the average balance to $1.3 billion, offset by a 69-basis point decline in the average yield to 6.63%. Mortgage-backed securities represented 20.5% of average interest-earning assets in the current third quarter, as compared to 0.1% in the year-earlier three months.

The interest income generated by money market investments rose to $684,000 from $145,000, the net effect of a $100.4 million rise in the average balance to $109.7 million and a 372-basis point reduction in the average yield to 2.47%.

Interest Expense

The level of interest expense is driven by the average balance and composition of the Company's interest-bearing liabilities and by the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded third quarter 2001 interest expense of $61.6 million, as compared to $24.3 million in the third quarter of 2000. The $37.2 million increase was fueled by a $4.3 billion rise in the average balance of average interest-bearing liabilities to $6.2 billion, offset by a 112-basis point decline in the average cost of funds to 3.96%.

The comparison of interest expense in the 2001 and 2000 third quarters reflects the impact of the Haven and Richmond County transactions, the increasing concentration of core deposits, and the steady reduction in market interest rates. In addition, the Company has been taking advantage of opportunities in the wholesale funding market by entering into reverse repurchase agreements with various Wall Street brokerage firms.

Borrowings generated $21.6 million, or 35.1%, of total interest expense in the current third quarter, as compared to $12.7 million, or 52.1% of the total, in the year-earlier three months. The $8.9 million increase was fueled by a $973.7 million rise in the average balance to $1.8 billion, and tempered by a 131-basis point drop in the average cost to 4.75%. Borrowings represented 29.3% of average interest-bearing liabilities in the current third quarter and 43.7% of the average in the year-earlier three months. The declining concentration of borrowings within the mix of average interest-bearing liabilities corresponds to the increase in lower-cost deposits since the Haven and Richmond County transactions occurred.

CDs generated $28.9 million, or 46.9%, of total interest expense in the current third quarter, as compared to $9.3 million, or 38.3%, in the year-earlier three months. The $19.5 million increase stemmed from a $1.6 billion rise in the average balance to $2.3 billion, offset by a 58-basis point decline in the average cost to 4.97%. CDs represented 37.4% of average interest-bearing liabilities in the current third quarter, as compared to 35.1% in the third quarter of 2000. The higher average balance largely reflects CDs obtained in the Haven and Richmond County transactions; the lower cost reflects the steady decline in market interest rates since January 2001.

Other funding (NOW and money market accounts, savings accounts, mortgagors' escrow, and non-interest-bearing accounts) generated combined interest expense of $11.1 million, as compared to $2.3 million in the third quarter of 2000. The increase was driven by a $2.0 billion rise in the combined average balance to $2.4 billion, and tempered by a 25-basis point decline in the average cost to 1.84%.

Reflecting the Haven and Richmond County transactions, the interest expense generated by NOW and money market accounts rose $3.4 million to $4.3 million, the net effect of a $717.1 million rise in the average balance to $824.9 million and a 124-basis point decline in the average cost to 2.05%. NOW and money market accounts represented 13.4% of average interest-bearing liabilities in the current third quarter, up from 5.7% in the year-earlier three months.

Savings accounts generated interest expense of $6.8 million, up $5.4 million from the year-earlier amount. The transaction-driven increase stemmed from a $933.4 million rise in the average balance to $1.2 billion and an 18-basis point rise in the average cost to 2.24%. Savings accounts represented 19.7% of average interest-bearing liabilities in the current third quarter, up from 14.6% in the year-earlier three months.

The interest expense produced by mortgagors' escrow declined $5,000 to $1,000, the net effect of a $2.0 million rise in the average balance to $19.0 million and a 12-basis point drop in the average cost to two basis points.

Primarily reflecting deposits acquired in the Haven and Richmond County transactions, the average balance of non-interest bearing accounts rose to $354.2 million in the current third quarter from $44.7 million in the year-earlier three months.

Net Interest Income Analysis
(dollars in thousands)

                                                                     Three Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                               2001                                    2000
                                              ------------------------------------    ------------------------------------
                                                                          Average                                 Average
                                                Average                    Yield/       Average                    Yield/
                                                Balance      Interest       Cost        Balance      Interest       Cost
                                              ----------    ----------    --------    ----------    ----------    --------
Assets:
 Interest-earning assets:
  Mortgage and other loans, net               $4,644,558     $ 90,180        7.70%    $1,794,739      $36,663        8.17%
  Securities                                     404,761        7,944        7.79        207,601        3,757        7.24
  Mortgage-backed securities                   1,329,680       22,206        6.63          3,170           58        7.32
  Money market investments                       109,726          684        2.47          9,298          145        6.19
                                              ----------     --------     --------    ----------      -------     --------
 Total interest-earning assets                 6,488,725      121,014        7.40      2,014,808       40,623        8.06
 Non-interest-earning assets                     832,914                                  83,805
                                              ----------                              ----------
Total assets                                  $7,321,639                              $2,098,613
                                              ==========                              ==========
Liabilities and Stockholders' Equity:

  Interest-bearing deposits:
   NOW and money market accounts              $  824,892     $  4,264        2.05%    $  107,794      $   893        3.29%
   Savings accounts                            1,211,617        6,842        2.24        278,193        1,442        2.06
   Certificates of deposit                     2,303,219       28,864        4.97        666,355        9,320        5.55
   Mortgagors' escrow                             19,031            1        0.02         17,059            6        0.14
                                              ----------     --------     --------    ----------      -------     --------
  Total interest-bearing deposits              4,358,759       39,971        3.67      1,069,401       11,661        4.36
  Borrowings                                   1,804,426       21,604        4.75        830,768       12,684        6.06
                                              ----------     --------     --------    ----------      -------     --------
  Total interest-bearing liabilities           6,163,185       61,575        3.96      1,900,169       24,345        5.08
  Non-interest-bearing deposits                  354,198                                  44,731
  Other liabilities                               65,744                                  23,030
                                              ----------                              ----------
  Total liabilities                            6,583,127                               1,967,930
  Stockholders' equity                           738,512                                 130,683
                                              ----------                              ----------
Total liabilities and stockholders' equity    $7,321,639                              $2,098,613
                                              ==========                              ==========
  Net interest income/interest rate spread                   $ 59,439        3.44%                    $16,278        2.98%
                                                             ========        =====                    =======        =====
  Net interest-earning assets/net interest
    margin                                    $  325,540                     3.63%    $  114,639                     3.23%
                                              ==========                     =====    ==========                     =====
  Ratio of interest-earning assets to
    interest-bearing liabilities                                             1.05x                                   1.06x
                                                                             =====                                   =====

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

Net interest income totaled $59.4 million in the current third quarter, up $23.2 million from the trailing-quarter level and up $43.2 million from the year-earlier amount. The increase reflects internal loan production and transaction-related loan growth; the merger-related increase in lower-cost core deposits, strategic investments in short-term mortgage-backed securities, and an interest rate environment conducive to lower funding costs.

The growth in net interest income was paralleled by the expansion of the Company's interest rate spread and net interest margin. Specifically, the Company's spread was 3.44% in the current third quarter, up 20 and 46 basis points, respectively, from the trailing-quarter and year-earlier measures. Similarly, the Company's margin was 3.63% in the current third quarter, up 16 and 40 basis points, respectively, from the earlier measures.

It is management's expectation that the Company's net interest income, interest rate spread, and net interest margin will continue to benefit from the steepening of the yield curve, as well as from the anticipated downward repricing of approximately $2.0 billion in CDs with an average cost of 5.10% over the next 12 months. In addition, the interest-earning asset mix will begin to reflect the leveraging of the balance sheet, as the Company continues taking advantage of wholesale funding opportunities and investing in short-term securities to enhance flexibility and profitability.

The following factors could cause net interest income, interest rate spread, and net interest margin to fall below anticipated levels: a change in the direction of market interest rates; a decline in loan demand, a significant increase in refinancings at lower rates of interest; a decline in the quality of the Company's loan portfolio; significant competition for loans and deposits; a significant change in the Company's deposit mix and borrowings; and other unforeseeable factors.

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

Consistent with its practice of the last 24 quarters, management suspended the provision for loan losses in the third quarter of 2001.

Notwithstanding the significant loan and asset growth recorded pursuant to the Richmond County merger, the Company's asset quality continued to be strong. At September 30, 2001, non-performing assets represented 0.17% of total assets, while non-performing loans represented 0.28% of loans, net. At the close of the trailing quarter, non-performing assets represented 0.18% of total assets, while non-performing loans represented 0.23% of loans, net. In addition, the third quarter of 2001 was the Company's 28th consecutive quarter without a net charge-off being recorded; the Company last recorded a net charge-off in the second quarter of 1995.

Reflecting the addition of Richmond County's loan loss allowance, and the absence of any net charge-offs or loan loss provisions, the allowance for loan losses rose to $40.5 million at September 30, 2001 from $18.1 million at the trailing quarter's end. The total allowance was equivalent to 278.32% of non-performing loans and 0.77% of loans, net.

Absent a dramatic downturn in the regional or national economy or in the quality of the Company's assets, and absent an increase in charge-offs or loan delinquencies, management expects to suspend the provision for loan losses in the fourth quarter of 2001 and in 2002. For additional information about the allowance for loan losses, please see the discussion of asset quality beginning on page 10 of this report.

Other Operating Income

Traditionally, the Company has supplemented its net interest income with other operating income derived from service fees and fees charged on loans and depository accounts. Since the acquisition of Haven and the merger with Richmond County, these income sources have been augmented by income from the Company's increased investment in Bank-owned Life Insurance ("BOLI") and by the sale of banking and investment services throughout a branch network that has expanded from 14 to 119 branches in a period of eight months.

Excluding the aforementioned non-recurring gain of $18.4 million stemming from the sale of securities and loans and a Bank-owned property during the quarter, the Company recorded core other operating income of $13.6 million in the three months ended September 30, 2001. In contrast, the Company recorded other operating income of $1.3 million in the three months ended September 30, 2000. The increase reflects an $8.3 million rise in fee income to $8.8 million and a $4.1 million rise in core other income to $4.8 million. While the growth in fee income reflects the expanded customer base for the Company's banking products, the growth in core other income stems from more than one source. In addition to income from the Company's investment in BOLI, which now totals $122.6 million, the increase reflects income generated by investment product sales.

Non-Interest Expense

Non-interest expense has two primary components: operating expense, consisting of compensation and benefits, occupancy and equipment, general and administrative ("G&A"), and other expense; and the amortization of goodwill and the core deposit intangible stemming from the transactions with Haven and Richmond County.

Reflecting the non-recurring $22.0 million charge stemming from the aforementioned ESOP allocation, the Company recorded total non-interest expense of $52.2 million in the third quarter of 2001. Excluding this charge, the Company recorded core non-interest expense of $30.2 million, including core operating expense of $27.7 million and amortization of goodwill and core deposit intangible totaling $2.5 million. In the third quarter of 2000, the Company recorded non-interest expense of $5.7 million, consisting entirely of operating expense.

Core compensation and benefits expense accounted for $10.2 million of the $20.0 million increase in core operating expense, rising to $13.7 million from $3.5 million in the year-earlier three months. The increase primarily reflects the staffing needs of a 119-branch network, as compared to the needs of a network with 14 banking offices. Also included in the 2001 amount are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses") which are added back to stockholder's equity at the end of the period. In the third quarter of 2001, such plan-related expenses totaled $23.5 million (including the $22.0 million merger-related ESOP allocation), as compared to $541,000 in the year-earlier three months.

Reflecting the transaction-related expansion of the branch network, office and equipment expense rose $4.6 million year-over-year to $5.3 million, while G&A expense and other expense rose $6.8 million and $585,000 to $8.0 million and $763,000, respectively.

The Company's ability to contain its level of operating expense has traditionally been one of its distinguishing characteristics, and has been reflected in its ratio of operating expense to the sum of net interest income and other operating income (the "efficiency ratio"). Reflecting the $43.2 million increase in net interest income, the $12.3 million increase in core other operating income, and the $22.0 million increase in core operating expense, the Company recorded a core efficiency ratio of 37.98% in the current third quarter, and a cash efficiency ratio of 28.71%. In the year-earlier quarter, the Company recorded a core efficiency ratio of 32.40% and a cash efficiency ratio of 29.32%.

The amortization of goodwill and core deposit intangible totaled $2.5 million in the current third quarter, including goodwill amortization of $1.5 million stemming from the Haven transaction and, from the Richmond County transaction, amortization of core deposit intangible of $1.0 million. There were no comparable expenses in the year-earlier three-month period.

While the Company anticipates recording a like amount of goodwill and core deposit intangible amortization in the fourth quarter of 2001, the Company will adopt the new accounting rules governing goodwill amortization with regard to the Haven acquisition on January 1, 2002. For information regarding the impact of the adoption of these accounting rules on goodwill amortization going forward, see the discussion of SFAS Nos. 141 and 142 beginning on page five of this report.

Reflecting the Richmond County merger, and the addition of its 34 locations, the number of full-time equivalent employees at September 30, 2001 was 1,558. This number may be expected to decline in the fourth quarter as the integration of Richmond County into the Company is finalized.

Income Tax Expense

Reflecting a $27.4 million increase in pre-tax income to $39.2 million and the aforementioned $3.0 million tax rate adjustment, the Company recorded third quarter 2001 income tax expense of $23.6 million, up $19.6 million from the year-earlier amount. Non-cash items represented $6.0 million of the 2001 total, up from $450,000 in the third quarter of 2000.

Reflecting the non-recurring impact of the aforementioned tax rate adjustment and ESOP allocation, the effective tax rate was atypically high in the current third quarter, amounting to 60.2%.

Comparison of the Nine Months Ended September 30, 2001 and 2000

Earnings Summary

The Company recorded net income of $61.9 million, or $0.87 per diluted share, in the first nine months of 2001, reflecting a non-recurring after-tax charge of $2.7 million, or $0.04 per share, the net effect of the after-tax charge of $13.0 million, or $0.15 per share, recorded in the third quarter (as described on page 15 of this report) and an after-tax gain of $10.3 million, or $0.11 per share, stemming from the sale of securities and loans in the first quarter of the year.

Excluding the $2.7 million charge, the Company recorded core earnings of $64.7 million in the first nine months of 2001, up 179.4% from $23.1 million in the year-earlier nine months. The 2001 amount was equivalent to diluted core earnings per share of $0.91, representing a 59.6% increase from $0.57 in the first nine months of 2000, and provided a core ROA and core ROE of 1.56% and 19.72%, respectively.

The Company's cash earnings rose to $105.5 million, or $1.49 per diluted share, in the current nine-month period from $29.8 million, or $0.73 per diluted share, in the year-earlier nine months. The Company's nine-month 2001 cash earnings contributed $43.6 million, or 70.4%, more to capital than its reported earnings and provided a cash ROA and cash ROE of 2.55% and 32.19%.

The 2001 per share amounts reflect shares issued pursuant to the merger with Richmond County; the 2000 per share amounts have been adjusted to reflect the 3-for-2 stock splits on March 29 and September 20, 2001.

The increase in the Company's nine-month 2001 core earnings reflects the benefits of the Haven and Richmond County transactions and the subsequent balance sheet restructuring, which resulted in higher levels of net interest income and other operating income, partly offset by higher levels of operating expense and income tax expense.

Net interest income rose $81.7 million from the year-earlier level to $130.8 million, the net effect of a $168.7 million increase in interest income to $283.7 million and an $87.0 million increase in interest expense to $152.9 million. The growth in net interest income was paralleled by growth in the interest rate spread and net interest margin, which equaled 3.26% and 3.47%, respectively, in the nine months ended September 30, 2001.

Reflecting a combined non-recurring gain of $34.1 million on the sale of loans and securities in the first and third quarters, other operating income totaled $71.6 million in the current nine-month period. Excluding this gain, core other operating income rose to $37.5 million, reflecting a $23.0 million increase in fee income to $24.5 million and an $11.0 million increase in core other income to $13.0 million.

Reflecting the aforementioned $22.0 million charge stemming from the Richmond County merger, non-interest expense totaled $92.2 million; excluding this non-recurring charge, the Company's core non-interest expense totaled $70.2 million, as compared to $16.8 million in the year-earlier nine months. Included in the 2001 amount was core operating expense of $64.7 million and goodwill and core deposit intangible amortization of $5.4 million stemming from the Haven and Richmond County transactions.

Income tax expense rose to $48.3 million from $12.7 million, reflecting a $74.4 million rise in pre-tax income to $110.2 million and the third-quarter tax rate adjustment of $3.0 million. The effective tax rate was 43.8%.

Cash Earnings Analysis
(in thousands, except per share data)

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                       -----------------------------
                                                                         2001                 2000
                                                                       --------             --------
Net income                                                             $ 61,946             $ 23,149
Additional contributions to tangible stockholders' equity:
   Amortization and appreciation of
     stock-related benefit plans                                         25,525                1,383
   Associated tax benefits                                               11,000                3,156
   Other                                                                  1,618                2,082
Amortization of goodwill and core deposit intangible                      5,446                   --
                                                                       --------             --------
Cash earnings                                                          $105,535             $ 29,770
                                                                       ========             ========

Cash earnings per share(1)                                                $1.53                $0.74
Diluted cash earnings per share(1)                                        $1.49                $0.73

(1) Per share amounts for the year 2000 have been adjusted to reflect 3-for-2 stock splits on March 29 and September 20, 2001.

Interest Income

Reflecting the benefit of the Haven and Richmond County transactions, the Company recorded interest income of $283.7 million in the first nine months of 2001, up $168.7 million, or 146.8%, from the year-earlier amount. The increase was fueled by a $3.1 billion rise in average interest-earning assets to $5.0 billion, offset by a 44-basis point drop in the average yield to 7.54%.

Mortgage and other loans contributed interest income of $223.8 million, representing 78.9% of the current nine-month total, as compared to $104.4 million, representing 90.8%, in the year-earlier nine months. The increase reflects a $2.2 billion rise in average loans to $3.9 billion, offset by a 41-basis point decline in the average yield to 7.72%. In addition to loans acquired in the Haven and Richmond County transactions, the higher average balance reflects internal loan production. Loans represented 77.0% of average interest-earning assets in the current nine-month period, as compared to 89.1% in the nine months ended September 30, 2000.

Securities generated interest income of $22.1 million, or 7.8% of the current nine-month total, up from $10.1 million, or 8.8%, in the year-earlier nine months. The increase stemmed from a $131.2 million rise in the average balance to $331.4 million and a 218-basis point rise in the average yield to 8.91%. The significant increase in the average yield reflects the securities acquired in the Haven and Richmond County transactions.

Mortgage-backed securities provided interest income of $32.3 million, or 11.4% of the current nine-month total, up from $180,000, or 0.2%, in the first nine months of 2000. The dramatic increase was driven by a $649.0 million rise in the average balance to $652.3 million and partly offset by a 63-basis point decline in the average yield to 6.62%. Reflecting the Richmond County merger and the Company's investments in collateralized mortgage obligations during the second and third quarters, mortgage-backed securities represented 13.0% of average interest-earning assets in the current nine-month period, as compared to 0.2% in the year-earlier nine months.

The interest income derived from money market investments rose $5.2 million to $5.5 million, the net effect of a $165.4 million increase in the average balance to $171.5 million and a 167-basis point decline in the average yield to 4.31%.

Interest Expense

The Company recorded interest expense of $152.9 million in the current nine-month period, up $87.0 million, or 132.0%, from the year-earlier amount. The increase stemmed from a $3.0 billion rise in average interest-bearing liabilities to $4.8 billion, which was partly offset by a 60-basis point decline in the average cost of funds to 4.28%. While the higher average balance reflects deposits acquired in the Haven and Richmond County transactions, the lower cost of funds reflects the increase in core deposits resulting from these transactions and the steady decline in market interest rates since January 2001.

Borrowings represented $49.7 million, or 32.5%, of interest expense in the current nine-month period, as compared to $33.4 million, or 50.6%, in the year-earlier nine months. The increase was fueled by a $536.7 million rise in the average balance to $1.3 billion, offset by a 76-basis point decline in the average cost to 5.15%. Borrowings represented 27.0% of average interest-bearing liabilities in the first nine months of 2001, as compared to 41.8% in the first nine months of 2000.

CDs contributed $80.8 million, or 52.9%, of total interest expense in the current nine-month period, up from $25.4 million, representing 38.5%, in the year-earlier nine months. The increase stemmed from a $1.3 billion rise in the average balance to $2.0 billion and a 22-basis point rise in the average cost to 5.51%. While the higher average balance reflects CDs acquired in both the Haven and Richmond County transactions, the higher cost largely reflects the introductory rates paid by Haven prior to the merger when opening new in-store branch accounts. CDs represented 41.1% and 35.5%, respectively, of average interest-bearing liabilities in the first nine months of 2001 and 2000.

Other funding generated combined interest expense of $22.4 million, as compared to $7.2 million in the first nine months of 2000. The increase was the net effect of a $1.3 billion rise in the combined average balance to $1.8 billion and a 44-basis point decline in the average cost to 1.68%.

NOW and money market accounts generated interest expense of $11.2 million in the current nine-month period, up from $2.5 million in the year-earlier nine months. The increase was fueled by a $647.0 million rise in the average balance to $754.4 million and offset by a 116-basis point decline in the average cost to 1.99%. Reflecting the increase in core deposits stemming from the Haven and Richmond County transactions, NOW and money market accounts represented 15.8% of average interest-bearing liabilities in the nine months ended September 30, 2001, as compared to 6.0% in the year-earlier nine months.

Similarly, savings accounts produced interest expense of $11.2 million, up from $4.6 million in the first nine months of the prior year. The increase was driven by a $462.6 million rise in the average balance to $740.1 million, offset by a 21-basis point decline in the average cost to 2.02%.

Mortgagors' escrow generated interest expense of $13,000 in the current nine-month period, down $6,000 from the year-earlier amount. The decrease was the net effect of a $3.4 million rise in the average balance to $27.0 million and a five-basis point drop in the average cost to 0.06%.

In addition, the average balance of non-interest-bearing accounts rose to $250.3 million in the current nine-month period from $43.8 million in the year-earlier nine months. The increase in non-interest-bearing accounts, like the increase in the other types of core deposits, stemmed primarily from the transactions with Haven and Richmond County.

Net Interest Income Analysis
(dollars in thousands)

                                                                     Nine Months Ended September 30,
                                              ----------------------------------------------------------------------------
                                                               2001                                    2000
                                              ------------------------------------    ------------------------------------
                                                                          Average                                 Average
                                                Average                    Yield/       Average                    Yield/
                                                Balance      Interest       Cost        Balance      Interest       Cost
                                              ----------    ----------    --------    ----------    ----------    --------
Assets:
  Interest-earning assets:
   Mortgage and other loans, net              $3,877,189    $  223,787       7.72%    $1,712,045    $  104,392       8.13%
   Securities                                    331,396        22,077       8.91        200,210        10,106       6.73
   Mortgage-backed securities                    652,347        32,300       6.62          3,312           180       7.25
   Money market investments                      171,495         5,523       4.31          6,130           274       5.98
                                              ----------    ----------    --------    ----------    ----------    --------
  Total interest-earning assets                5,032,428       283,687       7.54      1,921,697       114,952       7.98
  Non-interest-earning assets                    487,055                                  80,845
                                              ----------                              ----------
Total assets                                  $5,519,483                              $2,002,542
                                              ==========                              ==========
Liabilities and Stockholders' Equity:

  Interest-bearing deposits:
   NOW and money market accounts              $  754,449    $   11,214       1.99%    $  107,482    $    2,533       3.15%
   Savings accounts                              740,116        11,163       2.02        277,550         4,636       2.23
   Certificates of deposit                     1,963,119        80,842       5.51        641,285        25,372       5.29
   Mortgagors' escrow                             27,026            13       0.06         23,654            19       0.11
                                              ----------    ----------    --------    ----------    ----------    --------
  Total interest-bearing deposits              3,484,710       103,232       3.95      1,049,971        32,560       4.13
  Borrowings                                   1,290,772        49,682       5.15        754,028        33,352       5.91
                                              ----------    ----------    --------    ----------    ----------    --------
  Total interest-bearing liabilities           4,775,482       152,914       4.28      1,803,999        65,912       4.88
  Non-interest-bearing deposits                  250,324                                  43,762
  Other liabilities                               56,528                                  23,429
                                              ----------                              ----------
  Total liabilities                            5,082,334                               1,871,190
  Stockholders' equity                           437,149                                 131,352
                                              ----------                              ----------
Total liabilities and stockholders' equity    $5,519,483                              $2,002,542
                                              ==========                              ==========
  Net interest income/interest rate spread                  $  130,773       3.26%                  $   49,040       3.10%
                                                            ==========       =====                  ==========       =====
  Net interest-earning assets/net interest
   margin                                     $  256,946                     3.47%    $  117,698                     3.40%
                                              ==========                     =====    ==========                     =====
  Ratio of interest-earning assets to
   interest-bearing liabilities                                              1.05x                                   1.07x
                                                                             =====                                   =====

Net Interest Income

Primarily reflecting the benefit of the Haven and Richmond County transactions, the Company recorded net interest income of $130.8 million in the current nine-month period, up $81.7 million from $49.0 million in the year-earlier nine months. The increase was the net effect of the $168.7 million rise in interest income to $283.7 million and the $87.0 million rise in interest expense to $152.9 million.

The growth in net interest income was paralleled by the expansion of the Company's interest rate spread and net interest margin, which rose sixteen and seven basis points, respectively, to 3.26% and 3.47%, from the measures recorded in the year-earlier nine months.

Provision for Loan Losses

As discussed in the comparison of earnings for the three months ended September 30, 2001 and 2000, management has suspended the loan loss provision since the third quarter of 1995. For a further discussion of the loan loss provision and the allowance for loan losses, please see "Asset Quality" beginning on page 10 and "Provision for Loan Losses" beginning on page 20 of this report.

Other Operating Income

Reflecting the aforementioned gain of $18.4 million on the sale of securities and loans and a Bank-owned property in the third quarter and a gain of $15.7 million on the sale of loans and securities in the first quarter of the year, the Company recorded other operating income of $71.6 million in the first nine months of 2001.

Excluding these non-recurring gains, and reflecting the benefit of the Haven and Richmond County transactions, core other operating income rose to $37.5 million from $3.6 million in the year-earlier nine months. The better than ten-fold increase stemmed from a near 16-fold rise in fee income to $24.5 million from $1.5 million, and from a better than six-fold increase in core other income to $13.0 million from $2.1 million. The increase in fee income reflects revenues generated by the provision of banking services to a significantly larger number of customers, while the increase in core other income reflects revenues generated by the sale of alternative investment products and income earned on the Company's increased investment in BOLI.

Non-Interest Expense

Reflecting the aforementioned $22.0 million charge stemming from the merger-related ESOP allocation, the Company recorded non-interest expense of $92.2 million in the first nine months of 2001. Excluding this non-recurring charge, and largely reflecting the transaction-related expansion of the branch network, the Company recorded core non-interest expense of $70.2 million in the current nine-month period, as compared to $16.8 million in the year-earlier nine months.

Core operating expense totaled $64.7 million, or 1.56% of average assets, up from $16.8 million, or 1.12% of average assets, in the year-earlier nine months. In addition to the year-over-year increase from 14 to 119 branches, the higher level of core operating expense reflects the cost of integrating Haven's data processing systems with those of the Company in the first quarter of 2001.

Core compensation and benefits expense totaled $31.2 million in the current nine-month period, up from $10.4 million in the year-earlier nine months. Occupancy and equipment rose $10.2 million to $12.4 million, again reflecting the branch network expansion, as well as the aforementioned systems integration costs. G&A expense and other expense rose $15.3 million and $1.6 million, respectively, to $19.0 million and $2.1 million.

Reflecting the $81.7 million increase in net interest income, the $33.9 million increase in core other operating income, and the $47.9 million increase in core operating expense, the core efficiency ratio equaled 38.48% in the current nine-month period, while the cash efficiency ratio equaled 30.24%. In the year-earlier nine-months, the core efficiency and cash efficiency ratios equaled 31.98% and 29.36%, respectively.

The Haven transaction generated goodwill amortization of $4.4 million in the current nine-month period, while the Richmond County transaction generated core deposit intangible amortization of $1.0 million. There were no comparable expenses in the year-earlier nine months. For a discussion of the impact of SFAS Nos. 141 and 142 on the amortization of goodwill and core deposit intangibles, see "Business Combinations, Goodwill, and Intangible Assets" beginning on page 5 and "Non-interest Expense" on page 21 of this report.

Income Tax Expense

The Company recorded income tax expense of $48.3 million in the first nine months of 2001, up from $12.7 million in the year-earlier nine months. The increase reflects a $74.4 million increase in pre-tax income to $110.2 million and an effective tax rate of 43.8%. Non-cash items represented $11.0 million of income tax expense in the current nine-month period, up from $3.2 million in the nine months ended September 30, 2000.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 17 - 19 of the Company's 2000 Annual Report to Shareholders, filed on March 27, 2001. The Company is in the process of assessing the impact of the merger with Richmond County on its market risk exposure.

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

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On October 23, 2001, the Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 15, 2001 to shareholders of record at the close of business on November 5, 2001.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit 3.1:  Certificate of Incorporation, as amended*
      Exhibit 3.2:  Bylaws**
      Exhibit 11: Statement re: Computation of Per Share Earnings - filed herewith

      (b) Reports on Form 8-K

      On August 22, 2001, the Company filed a Form 8-K (Item 5) in connection with its announcement on August 17, 2001 that the Board of Directors had declared a 3-for-2 stock split in the form of a 50% stock dividend, payable on September 20, 2001 to shareholders of record at September 6, 2001.

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

                                        New York Community Bancorp, Inc.
                                        ----------------------------------------
                                        (Registrant)


DATE: November 13, 2001                 BY: /s/ Joseph R. Ficalora
                                            ------------------------------------
                                            Joseph R. Ficalora
                                            President and Chief
                                            Executive Officer
                                            (Duly Authorized Officer)


DATE: November 13, 2001                 BY: /s/ Robert Wann
                                            ------------------------------------
                                            Robert Wann
                                            Executive Vice President,
                                            Comptroller, and
                                            Chief Financial Officer
                                            (Principal Financial Officer)