Form 10-K405
period 2001-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2002-04-01
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2001      Commission File Number 0-22278
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

                  615 Merrick Avenue, Westbury, New York 11590
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

       (Registrant's telephone number, including area code) 516: 683-4100
                                                            -------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

As of March 26, 2002, the aggregate market value of the shares of common stock outstanding of the registrant was $2.556 billion, excluding 7,422,899 shares held by all directors and executive officers of the registrant. This figure is based on the closing price by The Nasdaq Stock Market(R) for a share of the registrant's common stock on March 26, 2002, which was $26.98 as reported in The Wall Street Journal on March 27, 2002. The number of shares of the registrant's common stock outstanding as of March 26, 2002 was 102,175,430 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 and the 2001 Annual Report to Shareholders are incorporated herein by reference - Parts I, II, and III.

                           CROSS REFERENCE INDEX

PART I

                                                                                                     Page
                                                                                                     ----
Item 1.    Business                                                                                     1
             Description of Business                                                                    1
             Statistical Data:                                                                         19
               Mortgage and Other Lending Activities                                                   20
               Loan Maturity and Repricing                                                             21
               Summary of the Allowance for Loan Losses                                                22
               Composition of the Loan Portfolio                                                       23
               Portfolio of Securities, Money Market Investments, and Mortgage-backed Securities       24
Item 2.    Properties                                                                                  25
Item 3.    Legal Proceedings                                                                           25
Item 4.    Submission of Matters to a Vote of Security Holders                                         25

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                       25
Item 6.    Selected Financial Data                                                                    25
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                    25
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                 25
Item 8.    Financial Statements and Supplementary Data
             New York Community Bancorp, Inc. and Subsidiaries:                                       26
               Independent Auditors' Report                                                           26
               Consolidated Statements of Condition                                                   26
               Consolidated Statements of Income and Comprehensive Income                             26
               Consolidated Statements of Changes in Stockholders' Equity                             26
               Consolidated Statements of Cash Flows                                                  26
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                                     26

PART III

Item 10.   Directors and Executive Officers of the Registrant                                         26
Item 11.   Executive Compensation                                                                     26
Item 12.   Security Ownership of Certain Beneficial Owners and Management                             26
Item 13.   Certain Relationships and Related Transactions                                             26

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           26

Signatures                                                                                            28

                                     PART I

ITEM 1. BUSINESS

      New York Community Bancorp, Inc. (the "Company"), formerly known as Queens County Bancorp, Inc., was incorporated in the State of Delaware on July 20, 1993 as the holding company for New York Community Bank (the "Bank"), formerly known as Queens County Savings Bank, the first savings bank chartered by the State of New York in the Borough of Queens, on April 14, 1859. The Company acquired all of the stock of the Bank upon its conversion from a New York State-chartered mutual savings bank to a New York State-chartered stock form savings bank on November 23, 1993.

      On November 21, 2000, the Company changed its name from Queens County Bancorp, Inc. to New York Community Bancorp, Inc., in anticipation of its acquisition of Haven Bancorp, Inc. ("Haven"), parent company of CFS Bank. On November 30, 2000, Haven was merged with and into the Company, and on January 31, 2001, CFS Bank merged with and into New York Community Bank.

      On July 31, 2001, the Company completed a merger-of-equals with Richmond County Financial Corp. ("Richmond County"), parent company of Richmond County Savings Bank. At the same time, Richmond County Savings Bank merged with and into the Bank.

      The Bank currently serves its customers through 119 banking offices spanning Company all five boroughs of New York City, Long Island, Westchester and Rockland counties, New Jersey, and Connecticut. Reflecting the opening of three new branches in the first quarter of 2002 and the anticipated divestiture of 14 in-store branches in Connecticut, northern New Jersey, and Rockland County in the second quarter, the Company's franchise will consist of 108 locations, including 53 traditional branches, 54 in-store branches, and a customer convenience center. The Bank operates its branches through six community divisions: Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank.

      In addition to operating the largest supermarket banking franchise in the metro New York region, the Bank is the second largest producer of multi-family mortgage loans in the City of New York.

General

      The Company recorded total assets of $9.2 billion at December 31, 2001, including total loans of $5.4 billion, and total deposits of $5.5 billion, including core deposits of $3.0 billion. Reflected in the year-end amounts were assets and liabilities acquired in the Richmond County merger on July 31, 2001. At the date of merger, Richmond County had $3.7 billion assets, including net loans of $1.9 billion; and total deposits of $2.5 billion, including core deposits of $1.4 billion. The merger also added 34 banking offices to the Company's branch network, including 17 in Staten Island, one in Brooklyn, and 16 in New Jersey, the neighboring state.

      Included in the balance of loans acquired in the merger was a $784.0 million portfolio of multi-family mortgage loans. Reflecting the multi-family mortgage loans acquired, and $791.3 million in twelve-month originations, the multi-family mortgage loan portfolio totaled $3.3 billion at year-end 2001.

      In addition to multi-family mortgage loans, the Company's primary assets consist of commercial real estate and construction loans, together with a portfolio of securities available for sale primarily consisting of mortgage-backed securities. Although the Company has had a policy of originating one-to-four family mortgage loans on a conduit basis since December 1, 2000, the outstanding balance of such loans was $1.3 billion at December 31, 2001. The balance reflects loans acquired in the Richmond County merger and to, a lesser extent, seasoned one-to-four family mortgage loans from the Company's pre-transaction loan portfolio. Reflecting the Company's preference for multi-family mortgage lending, $610.6 million of one-to-four family mortgage loans acquired in the Haven and Richmond County transactions were sold over the course of 2001.

      Despite the significant portfolio growth stemming from its transactions, the Company's record of asset quality was essentially sustained. At December 31, 2001, the ratio of non-performing assets to total assets was 0.19%, consistent with the year-earlier measure, while the ratio of non-performing loans to loans, net, rose a modest eight basis points year-over-year to 0.33%. Reflecting a $22.4 million addition to the allowance for loan losses pursuant to the merger, the allowance for loan losses totaled $40.5 million, representing 231.46% of non-performing loans at December 31, 2001.

      The Company's primary funding sources are deposits and borrowings. To supplement the funding provided by its deposits, the Company increased its borrowings in the second half of 2001. At December 31, 2001, borrowings totaled $2.5 billion, including Federal Home Loan Bank ("FHLB") advances of $1.8 billion, reverse repurchase agreements of $596.7 million, and trust preferred securities of $121.3 million that were issued by the Company in the final month of the year.

      Additional funding stems from the amortization and prepayments of loans and mortgage-backed securities, maturities of investment and mortgage-backed securities, and the sale of securities and loans.

      The Company's revenues primarily stem from the interest earned on mortgage and other loans and securities investments, together with fee income derived from operations and the sale of third-party financial products and services. In addition to providing a full-service menu of banking and lending products, the Company offers a range of third-party investment products, including annuities, insurance, and mutual funds.

      In addition to maintaining a high level of asset quality and a strong capital position, the Company has enhanced share value through the implementation of various capital management strategies. In addition to 3-for-2 stock splits in March and September, the Company increased its quarterly cash dividend 20% in each of the second and fourth quarters, and allocated $121.0 million toward the repurchase of 6,254,437 shares. Reflecting share repurchases, the stock splits, and the shares issued in the merger, the number of shares outstanding at December 31, 2001 was 101,845,276. Reflecting share repurchases in the first quarter of 2002, the number of outstanding shares at March 26, 2002 was 102,175,430.

Market Area and Competition

      The Company enjoys a significant presence in the metro New York region and New Jersey, and ranks as the fifth largest thrift depository in the City of New York. In Queens and Staten Island, where the Company has, respectively, 25 and 23 locations, the Bank ranks as the second largest thrift depository, with a 7% and 23% market share. The remainder of the franchise consists of 29 branches on Long Island, 19 in New Jersey, eight more in New York City, and four in Westchester County, New York.

      The majority of the Company's loans are secured by multi-family buildings in the five boroughs of New York City with Manhattan and Queens accounting for 29.2% and 24.8%, respectively. Reflecting the addition of multi-family loans through the Richmond County merger, approximately 15% of the portfolio is now secured by buildings in New Jersey and in the vicinity of Philadelphia, Pennsylvania.

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

      Competition is likely to increase as a result of recent regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and the entrance into the financial services market by non-traditional and non-depository financial services providers, including insurance companies and securities brokerage and underwriting firms. The Bank has recently faced increased competition for the origination of multi-family loans, which comprised 60.23% of the Bank's loan portfolio at year-end 2001. Management anticipates that competition for multi-family loans will continue to increase in the future. Thus, no assurances can be made that the Bank will be able to maintain its current level of lending activity.

Lending Activities

      Loan and Mortgage-backed Securities Portfolio Composition. The Company's loan portfolio consists primarily of multi-family mortgage loans on rental and cooperative apartment buildings and, to a lesser extent, of one-to-four family, commercial real estate, construction, and other loans. At December 31, 2001, loans outstanding totaled $5.4 billion, of which $3.3 billion, or 60.23%, were multi-family mortgage loans. Included in the latter amount were $783.8 million in loans acquired through the Richmond County merger and $791.3 million in loans produced during the year.

      One-to-four family mortgage loans totaled $1.3 billion at December 31, 2001, representing 24.40% of total loans outstanding. The year-end balance reflects the sale of $526.9 million and $83.7 million of one-to-four family mortgage loans acquired in the Haven and Richmond County transactions, respectively.

      The remainder of the mortgage loan portfolio at year-end 2001 consisted of $561.9 million in commercial real estate loans and $152.4 million in construction loans. In addition, the Company had other loans totaling $116.9 million, including $87.3 million in home equity loans generally secured by second liens on real property and $29.6 million in other consumer loans.

      At December 31, 2001, 77.15% of outstanding mortgage loans had been made at adjustable rates of interest and 22.85% had been made at fixed rates.

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

      The Bank has invested in a variety of mortgage-backed securities, some of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). At December 31, 2001, mortgage- backed securities totaled $2.2 billion, or 23.61% of total assets, of which $2.1 billion were classified as available for sale and $50.9 million were classified as held to maturity. The market value of such securities was approximately $2.2 billion at December 31, 2001.

      Loan Originations, Purchases, Sales, and Servicing. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed-rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Generally, the Bank does not purchase whole mortgage loans or loan participations. One-to-four family mortgage loans are originated on a conduit basis and sold without recourse.

      For the years ending December 31, 2001 and 2000, sales of ARM loans and fixed-rate loans totaled $610.6 million and $107.4 million, respectively. As of December 31, 2001, the Bank was servicing $1.7 billion in loans for others. The Bank is generally paid a fee up to 0.25% for servicing loans sold.

      Multi-Family Lending. The Bank originates multi-family loans (defined as loans on properties with five or more units), which are secured by rental or cooperative apartment buildings primarily located in the greater metropolitan New York area. At December 31, 2001, the Bank's portfolio of multi-family mortgage loans totaled $3.3 billion, representing 60.23% of the total loan portfolio. Of this total, $3.1 billion, or 95.37%, were secured by rental apartment buildings and $150.8 million, or 4.63%, were secured by underlying mortgages on cooperative apartment buildings.

      Multi-family loans are generally originated for terms of 10 years at a fixed rate of interest in years one through five and a rate that adjusts annually with the prime rate of interest, as reported in The New York Times, in each of years six through ten. The minimum rate is equivalent to that of the initial five year term. Prepayment penalties range from five points to two over the first five years of the loan. At year-end 2001, 86.0% of the Bank's multi-family mortgage loans were adjustable rate credits, including $359.4 million that are due to adjust in 2002. Properties securing multi-family mortgage loans are appraised by independent appraisers approved by the Bank.

      In originating such loans, the Bank bases its underwriting decisions primarily on the cash flow generated by the property in relation to the debt service. The Bank also considers the financial resources of the borrower, the borrower's experience in owning or managing similar property, the market value of the property, and the Bank's lending experience with the borrower. The Bank generally requires minimum debt service ratios of 120% on multi-family properties. In addition, the Bank requires a security interest in the personal property at the premises and an assignment of rents.

      The Bank's largest concentration of loans to one borrower at December 31, 2001 consisted of 19 loans secured by 19 multi-family properties located in the Bank's primary market area. These loans were made to several borrowers who are deemed to be related for regulatory purposes. As of December 31, 2001, the outstanding balance of these loans totaled $85.5 million and, as of such date, all such loans were performing in accordance with their terms. The Bank's concentration of such loans did not exceed its "loans-to-one-borrower" limitation.

      Loans secured by multi-family properties tend to be larger and are generally believed to involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by multi-family buildings are generally dependent on the income produced by such properties, which, in turn, is dependent on the successful operation or management of the properties; accordingly, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the local economy. The Bank seeks to minimize these risks through its underwriting policies, which restrict new originations of such loans to the Bank's primary lending area and require such loans to be qualified on the basis of the property's net income and debt service ratio. Since 1987, one loan on a multi-family property located outside of the primary lending area was foreclosed upon and subsequently sold. The portfolio has otherwise been fully performing for 15 years.

      One-to-Four Family Mortgage Lending. At December 31, 2001, $1.3 billion, or 24.40%, of the Bank's loan portfolio, consisted of one-to-four family mortgage loans. On December 1, 2000, the Bank adopted a policy of originating such loans on a conduit basis in order to minimize its credit and interest rate risk. Since then, applications have been taken and processed by a third party and the loans sold to said party, service-released. Under this program, the Bank sold one-to-four family mortgage loans totaling $67.0 million and $1.7 million in 2001 and 2000, respectively. In the years ended December 31, 2001 and 2000, the Bank originated $137.0 million and $2.5 million, respectively, of one-to-four family loans.

      The Bank had non-performing loans of $17.5 million at December 31, 2001, consisting of loans secured by one-to-four family homes. Foreclosed real estate; which is included in "other assets" in the Consolidated Statements of Condition, consisted of 5 properties with a total carrying value of approximately $249,000 as of December 31, 2001.

      During the year ended 2001, the Bank sold $610.6 million in one-to-four family mortgage loans that were primarily acquired in the Haven transaction. Of the $875.1 million in one-to-four family mortgage loans acquired in the Richmond County merger, $83.7 million were immediately sold. During the year ended 2000, the Bank sold one-to-four family mortgage loans totaling $105.7 million that it had acquired in the Haven transaction, while retaining the servicing rights.

      During 1999, the Bank sold a $211.6 million interest in multi-family mortgage loans from its portfolio to the Federal Home Loan Bank of New York ("FHLB-NY"), while retaining the servicing rights.

      In 2002, the balance of one-to-four family mortgage loans is expected to decline through repayments and securitization.

      Commercial Real Estate Lending. The Bank offers commercial real estate loans that are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings. At December 31, 2001, the Bank had loans secured by commercial real estate of $561.9 million, comprising 10.4% of the Bank's total loan portfolio. Commercial real estate loans may be originated in amounts of up to 65% of the appraised value of the mortgaged property. Such loans are typically made for terms of ten years with interest rates charged in the same manner as the Company's multi-family loans. To originate commercial real estate loans, the Bank requires one or more of the following: personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised by independent appraisers approved by the Bank.

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

      Construction Lending. While the Bank originated construction loans prior to the Richmond County merger, its focus on this type of lending has expanded since the merger took place. The Bank primarily originates construction loans to a select group of experienced builders with whom it has had a successful lending relationship in the past. Building loans are primarily made for the construction of owner-occupied one-to-four family homes under contract and, to a far lesser extent, for the acquisition and development of commercial real estate properties. The Bank's policies provide that construction loans may be made in amounts of up to 70% of the appraised value of the project. The Bank generally requires personal guarantees and a permanent loan commitment. Construction loans are made for terms of up to two years and feature a daily floating prime-based rate of interest, with a floor of the original rate. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of December 31, 2001, the Bank had $152.4 million, or 2.82% of its total loan portfolio, invested in construction loans.

      Other Lending. Other loans outstanding at December 31, 2001 totaled $116.9 million, representing 2.15% of the Bank's total loan portfolio. Home equity loans which include closed-end loans and open-end lines of credit, represented the largest component. Home equity loans outstanding at December 31, 2001 totaled $87.3 million, against total available credit lines of $11.2 million. In order to reduce credit and interest rate risk, the Bank no longer originates home equity and other loans for portfolio.

      Loan Approval Authority and Underwriting. The Board of Directors establishes lending authority for individual officers for its various loan products. For multi-family and commercial real estate loans, the Mortgage and Real Estate Committee must approve all loans. A loan in excess of $5.0 million must be approved by the Board of Directors; during the year ended December 31, 2001, the Bank originated 31 loans in excess of $5.0 million, with the highest amount being $36.5 million.

      Non-performing Loans and Foreclosed Assets. The Bank had $17.5 million in loans 90 days or more delinquent at December 31, 2001. Based on current market values, management does not currently expect to incur significant losses on its non-performing mortgage loans.

      Management reviews non-performing loans on a regular basis and reports monthly to both the Mortgage and Real Estate Committee and the Board of Directors regarding delinquent loans. The Bank hires outside counsel experienced in foreclosure and bankruptcy to institute foreclosure and other proceedings on the Bank's delinquent loans.

      With respect to one-to-four family mortgage loans, the Bank's collection procedures include sending a past due notice when the regular monthly payment is 17 days past due. In the event that payment is not received following notification, another notice is sent after the loan becomes 30 days delinquent. If payment is not received after the second notice is sent, personal contact with the borrower is attempted through additional letters and telephone calls. If a loan becomes 90 days delinquent, the Bank issues a demand note and sends an inspector to the property. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or to work out a repayment schedule with the borrower to avoid foreclosure. If a satisfactory repayment schedule is not worked out with the borrower, foreclosure actions are generally initiated prior to the loan becoming 120 days past due.

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

      The Bank's policies provide that management report monthly to the Mortgage and Real Estate Committee and the Board of Directors regarding classified assets. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulatory guidelines, and believes its classification policies are consistent with regulatory policies. All classified assets of the Bank are included in mortgage loans in foreclosure, loans 90 days or more delinquent, or foreclosed real estate.

      When loans are designated as "in foreclosure," the accrual of interest and amortization of origination fees continues up to net realizable value, less the transaction cost of disposition. During the years ended December 31, 2001, 2000, and 1999, the amounts of additional interest income that would have been recorded on mortgage loans in foreclosure, had they been current, totaled approximately $651,000, $435,000 and $641,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

      The following table sets forth information regarding all mortgage loans in foreclosure, loans that are 90 days or more delinquent, and foreclosed real estate at the dates indicated. At December 31, 2001, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," as amended by SFAS No. 114.

                                                             At December 31,

                                       2001          2000          1999          1998          1997
                                      -------       -------       -------       -------       -------
(dollars in thousands)
Mortgage loans in foreclosure         $10,604       $ 6,011       $ 2,886       $ 5,530       $ 6,121
Loans 90 days or more delinquent
   and still accruing interest          6,894         3,081           222           663         1,571
                                      -------       -------       -------       -------       -------
Total non-performing loans             17,498         9,092         3,108         6,193         7,692
                                      -------       -------       -------       -------       -------

Foreclosed real estate                    249            12            66           419         1,030
                                      -------       -------       -------       -------       -------
Total non-performing assets           $17,747       $ 9,104       $ 3,174       $ 6,612       $ 8,722
                                      =======       =======       =======       =======       =======
Total non-performing loans to
   loans, net                            0.33%         0.25%         0.19%         0.42%         0.55%
Total non-performing assets to
   total assets                          0.19          0.19          0.17          0.38          0.54

      Management monitors non-performing loans and, when deemed appropriate, writes down such loans to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans.

      At December 31, 2001, foreclosed real estate consisted of five residential properties with an aggregate carrying value of approximately $249,000. The Bank generally conducts appraisals on all properties securing mortgage loans in foreclosure and foreclosed real estate as deemed appropriate and, if necessary, charges off any declines in value at such times. Based upon management's estimates as to the timing of, and expected proceeds from, the disposition of these loans, no material loss is currently expected to be incurred.

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

Allowance for Loan Losses

      The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals or by net charge-offs. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio, based on various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; geographic, industry, and other environmental factors; and model imprecision. In establishing the allowance for loan losses, management also considers the Company's current business strategy and credit process, including compliance with stringent guidelines it has established with regard to credit limitations, credit approvals, loan underwriting criteria, and loan workout procedures.

      The allowance for loan losses is composed of five separate categories corresponding to the various loan classifications listed in Statistical Data-D, "Composition of the Loan Portfolio." The policy of the Bank is to segment the allowance to correspond to the various types of loans in the loan portfolio. These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to the respective levels of quantified and inherent risk. The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan. Non-performing loans are risk-weighted based upon an aging schedule that typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears, which is risk weighted at 500 basis points at December 31, 2001, or (2) serious delinquency, a situation in which legal foreclosure action has been initiated, which is risk weighted at 1,200 basis points at December 31, 2001. Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

      Performing loans are also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower's ability to pay and the Bank's past loan loss experience with each loan type. The performing loan categories are also assigned quantified risk factors, which result in allocations to the allowance that correspond to the individual types of loans in the portfolio. The performing one-to-four family loan category had an overall risk weighting increase from 19 basis points as of December 31, 2000 to 46 basis points as of December 31, 2001. The multi-family category also had a risk weighting increase from 40 basis points to 66 basis points from December 31, 2000 to 2001, respectively.

      The remaining categories, comprising approximately 15% of the entire loan portfolio, had the following risk weighted assessments: construction loans, which had outstanding balances ranging from $59.5 million to $152.4 million from December 31, 2000 to December 31, 2001, respectively, had an overall increase in risk weighting from 150 basis points to 229 basis points; outstanding balances on commercial real estate loans ranged from $324.1 million to $561.9 million and experienced a decrease from 175 basis points to 145 basis points over the measurement dates; outstanding balances of other loans increased from $39.7 million to $116.9 million and also experienced a decrease in risk weighting from 200 basis points to 121 basis points over the measurement dates.

      Outstanding loan commitments of $344.4 million as of December 31, 2001 were assigned a risk weighting of 20 basis points. Loan commitments of $180.1 million as of December 31, 2000 did not have a risk weighting assigned.

      In order to determine its overall adequacy, the allowance for loan losses is reviewed quarterly by both management (through its Classification of Assets Committee), and the Board of Directors' designated committee (the Mortgage and Real Estate Committee).

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

      4) Bi-weekly meetings of executive management with the Mortgage and Real Estate Committee (which committee includes 5 outside directors, each possessing over 30 years of complementary real estate experience) during which observable trends in the local economy and their effect on the real estate market are discussed;

      5) Discussions with and periodic review by the various governmental regulators (e.g., Federal Deposit Insurance Corporation, the New York State Banking Department); and

      6) Full Board assessment of all of the above when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

      While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management's control. In addition, various regulatory agencies periodically review the Bank's loan loss allowance as an integral part of the examination process. Accordingly, the Bank may be required to take certain charge-offs and/or recognize additions to the allowance based on the judgment of regulators with regard to information provided to them during their examinations. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

      At December 31, 2001, the total allowance was $40.5 million, which amounted to 231.46% of non-performing loans and 228.21% of non-performing assets. The increase of $22.4 million from $18.1 million at December 31, 2000 stemmed from the Richmond County merger. For the years ended December 31, 2001 and 2000, the Bank had no net charge-offs against this allowance.

      The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate. See Statistical Data-A, B, C and D for components of the Bank's mortgage loan portfolio, maturity, and repricing, and for a summary of the allowance for loan losses.

Mortgage-backed Securities

      Most of the Bank's mortgage-backed securities are directly or indirectly insured or guaranteed by the FNMA, FHLMC, or GNMA. At December 31, 2001, mortgage-backed securities totaled $2.2 billion, representing 23.49% of total assets. Of the $2.2 billion in total mortgage-backed securities, $50.9 million were classified by the Bank as held to maturity and $2.1 billion were classified as available for sale. Because a majority of the Bank's mortgage-backed securities are either adjustable rate or are FHLMC five-year term securities, the Bank anticipates that all of its mortgage-backed securities will prepay or reprice within three years. At December 31, 2001, the mortgage-backed securities portfolio had a weighted average interest rate of 6.27% and a market value of approximately $2.2 billion. See Statistical Data-E for components of the mortgage-backed securities portfolio.

Investment Activities

      General. The investment policy of the Bank, which is established by the Board of Directors and implemented by the Mortgage and Real Estate Committee and the Investment Committee, together with certain executive officers of the Bank, is primarily designed to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. The Bank's current securities investment policy permits investments in various types of liquid assets, including U.S. Treasury securities, obligations of various Federal agencies, and bankers' acceptances of other Board-approved financial institutions, investment grade corporate securities, commercial paper, certificates of deposit, and Federal funds. The Bank currently does not participate in hedging programs or interest rate swaps and does not invest in non-investment grade bonds or high-risk mortgage derivatives. See Statistical Data-E, "Securities, Money Market Investments, and Mortgage-backed Securities."

Sources of Funds

      General. The Company's primary funding sources are deposits and borrowings. To supplement the funding provided by its deposits, the Company increased its borrowings in the second half of 2001. At December 31, 2001, borrowings totaled $2.5 billion, including Federal Home Loan Bank ("FHLB") advances of $1.8 billion, reverse repurchase agreements of $596.7 million, and trust preferred securities of $121.3 million that were issued by the Company in the final month of the year.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits principally consist of certificates of deposit ("CDs") and savings accounts, together with NOW and money market accounts and demand deposits. The flow of deposits is influenced significantly by the restructuring of the banking industry, changes in money market and prevailing interest rates, and competition with other financial institutions. The Bank's deposits are typically obtained from customers residing or working in the communities in which its offices are located. The Bank relies primarily on its long-standing relationships with its customers to retain these deposits. At December 31, 2001, $408.4 million, or 7.49% of the Bank's deposit balance, consisted of CDs with a balance of $100,000 or more.

      Federal Home Loan Bank of New York Advances ("FHLB-NY"). The Bank is a member of the FHLB-NY, and had a $3.7 billion line of credit at December 31, 2001. FHLB borrowings totaled $1.8 billion at December 31, 2001. A $10.0 million line of credit with a correspondent financial institution is also available to the Bank.

      Reverse Repurchase Agreements. The Company has repurchase agreements of $529.7 million and $0 outstanding at December 31, 2001 and 2000, respectively.

      Trust Preferred Securities. Haven Capital Trust I, Haven Capital Trust II, Queens Capital Trust I, Queens Statutory Trust I, NYCB Capital Trust I, New York Community Statutory Trust I, and New York Community Statutory Trust II are Delaware business trusts of which all the common stock are owned by the Company. The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures ("Trust Preferred Securities").

         The following Trust Preferred Securities were outstanding at December 31, 2001:

                                                        Amount           Date of              Stated                Optional
      Security Title               Issuer             Outstanding     Original Issue          Maturity          Redemption Date
(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
10.46% Capital Securities   Haven Capital Trust I       $ 18,174     February 12, 1997     February 1, 2027     February 1, 2007

10.25% Capital Securities   Haven Capital Trust II        23,333     May 26, 1999          September 30, 2029   June 30, 2009

11.045% Capital Securities  Queens Capital Trust I        10,000     July 26, 2000         July 19, 2030        July 19, 2010

10.60% Capital Securities   Queens Statutory Trust I      15,000     September 7, 2000     September 7, 2030    September 7, 2010

6.007% Floating Rate
  Capital Securities        NYCB Capital Trust I          36,000     November 28, 2001     December 8, 2031      December 8, 2006

5.60% Floating Rate         New York Community
  Capital Securities          Statutory Trust I           35,032     December 18, 2001     December 18, 2031     December 18, 2006

5.58% Floating Rate         New York Community
  Capital Securities          Statutory Trust II          50,250     December 18, 2001     December 28, 2031     December 28, 2006
                                                        --------
                                                        $187,789
                                                        ========

Subsidiary Activities

      Under its New York State Leeway Authority, the Bank has formed or acquired through merger 14 active subsidiary corporations, 10 of which are direct subsidiaries of the Bank and four of which are subsidiaries of Bank-owned entities. The following subsidiaries are organized in New York: CFS Investments, Inc., which sells non-deposit investment products; Queens County Capital Management, Inc., which sold life insurance and annuity products during 2001 and currently is inactive; Richmond County Capital Corp., a real estate investment trust (hereinafter "REIT") that holds commercial and residential mortgages; RCBK Mortgage Corp., which holds multi-family mortgage loans; Main Omni Realty Corp., which owns foreclosed and investment properties; RCSB Corporation, which owns a branch building; and Richmond Enterprises Inc., the holding company for Peter B. Cannell & Co., Inc.

      The following subsidiaries are organized in Delaware: Peter B. Cannell & Co., Inc., which advises high net worth individuals and institutions on the management of their assets; Richmond Investment Corp., the holding company for Ironbound Investment Corp.; Columbia Preferred Capital Corp., a REIT that holds residential and commercial mortgages; and Queens Realty Trust, Inc., a REIT that holds residential and commercial mortgages.

      The following subsidiaries are organized in New Jersey: CFS Investments New Jersey, Inc., an investment Company which is also the holding company for Columbia Preferred Capital Corp.; Ironbound Investment Corp., which owns real estate mortgages and bank branches and is the holding company for Richmond County Capital Corp.; and Pacific Urban Renewal Corp., which owns a branch building.

      In addition, the Bank maintains four currently inactive corporations, which are MFO Holding Corp., a New York corporation; Columbia Resources Corp., a New York corporation; Columbia Funding Corporation, a New York corporation; and Bayonne Service Corp, a New Jersey corporation. The Bank is also affiliated with Columbia Travel Services, Inc., an inactive corporation organized in New York.

      The Company owns seven special business trusts formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. The following subsidiaries are organized in the state of Delaware: Haven Capital Trust I, Haven Capital Trust II, Queens Capital Trust I, NYCB Capital Trust I, and New York Community Statutory Trust II. The following subsidiaries are organized in the state of

Connecticut: Queens Statutory Trust I and New York Community Statutory Trust II. (See "Note 11 - Borrowings" in the Company's 2001 Annual Report to Shareholders which portion is incorporated herein by reference.)

Personnel

      At December 31, 2001, the number of full-time equivalent employees was 1,521. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                       FEDERAL, STATE, AND LOCAL TAXATION

Federal Taxation

      General. The Company, the Bank and their subsidiaries (excluding certain subsidiaries which are qualified as a Real Estate Investment Trust, which files separately) report their income on a consolidated basis using a calendar year on the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including, particularly, the Bank's addition to its reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

      Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders that are considered to result in distributions from the excess bad debt reserve, i.e., that portion, if any, of the balance of the reserve for qualifying real property loans attributable to certain deductions under the percentage of taxable income method, or the supplemental reserve for losses on loans ("Excess Distribution"), then an amount based on the distribution will be included in the Bank's taxable income.

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

      Corporate Alternative Minimum Tax. The Code imposes a tax on Alternative Minimum Taxable Income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. The adjustment to AMTI based on adjusted current earnings is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million was imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. The Bank was subject to an environmental tax liability for the year ended December 31, 1995, which was not material.

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

State and Local Taxation

      The Company, the Bank and certain of their subsidiaries are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 8.5% (falling to 8% and 7.5% in years ending in December 2002 and 2003, respectively), "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of taxable assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to Federal taxable income, subject to certain modifications (including the fact that prior to 2001, net operating losses could not be carried back or carried forward) and alternative entire net income is equal to entire net income without certain deductions. The Bank is also subject to a similarly calculated New York City tax of 9% on income allocated to New York City and similar alternative taxes.

      A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. The Bank does most of its business within this District (except for the branch offices in Connecticut and New Jersey), and is subject to this surcharge rate of 17% of the New York State tax liability.

      Delaware State Taxation. As a Delaware business corporation, the Company is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. These taxes and fees were not material in 2001.

      New Jersey State Taxation. The Bank and other subsidiaries of the Company doing business in New Jersey report income on a separate company basis, as New Jersey does not permit combined return filing. New Jersey imposes a Savings Institution Tax of 3% of the net income derived from New Jersey sources. Other subsidiaries are subject to tax on their entire net income allocated to the state, at a rate of 7.5% if income is less than $100,000, or at 9% if income is over $100,000. The total New Jersey state tax liability of subsidiaries subject to New Jersey income taxes is not material.

                           REGULATION AND SUPERVISION

General

      The Bank is a New York State-chartered stock form savings bank and its deposit accounts are insured under the Bank Insurance Fund ("BIF"), and through its acquisition of CFS Bank, some deposits are insured by the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation and supervision by the New York State Banking Department ("Banking Department"), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Banking Department and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC, or through legislation, could have a material adverse impact on the Company and the

Bank and their operations, and the Company's shareholders. The Company is required to file certain reports, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Banking Department and of the Securities and Exchange Commission ("SEC") under federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the company are referred to below or elsewhere herein.

New York Law

      The Bank derives its lending, investment, and other authority primarily from the applicable provisions of Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. See "Restrictions on Certain Activities." Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock, and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in the stock of a single corporation is limited to the lesser of 2% of the issued and outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, savings banks are authorized to elect to invest under a "prudent person" standard in a wide range of debt and equity securities in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law. Although the "prudent person" standard may expand a savings bank's authority, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. A savings bank may also exercise trust powers upon approval of the Banking Department.

      New York savings banks may also invest in subsidiaries under a service corporation power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities, which may be authorized by the Banking Department. Investment by a savings bank in the stock, capital notes, and debentures of its service corporation is limited to 3% of the savings bank's assets, and such investments, together with the savings bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

      The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. In particular, the applicable provision of New York State Banking Law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

      With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-borrower limitations.

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

      These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

      As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier I Leverage Capital ratio of 5%, Total Capital ratio of 10%, and Tier I Capital ratio of 6%.

      The following is a summary of the Bank's regulatory capital at December 31, 2001:

            Tier I Leverage Capital to Average Assets             6.09%
            Total Capital to Risk-Weighted Assets                10.97%
            Tier I Capital to Risk-Weighted Assets               10.12%

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

      Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees; and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the federal Deposit Insurance Act, as amended, ("FDI Act"). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

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

Investment Activities

      Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, FDICIA and the FDIC regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of Nasdaq(R) and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The Gramm-Leach-Bliley Act of 1999 and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and a bank's dealings with a subsidiary that engages in specified activities. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier I capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 2001, the Bank had $83.0 million of such investments.

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

      The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measure for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

      "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

Transactions with Affiliates

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. Generally, a bank's subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies, which are controlled, by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

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

      The FDIC has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible equity to total assets of less than 2%. See "Prompt Corrective Regulatory Action." The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution's financial condition or upon the occurrence of certain events, including; (i) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts

      The Bank is a member of the Bank Insurance Fund ("BIF") and, through its acquisition of CFS Bank, also holds some deposits that are considered to be insured by the Savings Association Insurance Fund ("SAIF").

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

      The FDIC is authorized to raise the assessment rates in certain circumstances, including maintaining or achieving the designated reserve ratio of 1.25%, which requirement the BIF and SAIF currently meet. The FDIC has indicated that it may be necessary to raise BIF premiums during 2002.

      On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act"), was signed into law. Among other things, the law spreads the obligations for payment of the financing Corporation ("FICO") bonds across all SAIF and BIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing the FICO payments between BIF and SAIF members began on January 1, 2000.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition, or violation that might lead to the termination of deposit insurance.

Community Reinvestment Act

      Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings bank has continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings bank; to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution's CRA rating and further requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC in September 1999, was "satisfactory."

      New York Regulation. The Bank is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all Federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating, received from the Banking Department in June 2000, was a "1", the highest rating.

Federal Reserve System

      Under Federal Reserve Board ("FRB") regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; for accounts greater than $41.3 million, the reserve requirement is $1.239 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% against that portion of total transaction accounts in excess of $41.3 million). The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interesting-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock of $114.8 million at December 31, 2001. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

      The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 2001, and 2000, dividends from the FHLB-NY to the Bank, amounted to $4.6 million and $4.1 million, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Interstate Branching

      Federal law allows the FDIC, and New York banking law allows the New York superintendent of banks, to approve an application by a state bank to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York state banking law authorizes savings banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank's establishment of a de novo interstate branch if the intended host state has opted into interstate de novo branching. In addition to its branches in New York, the Bank currently maintains branches in New Jersey and Connecticut.

Holding Company Regulations

      Federal Regulation. The Company is currently subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended ("BHMA"), as administered by the FRB.

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

      A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are; (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

      The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

      The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. See "Capital Maintenance." At December 31, 2001, the Company's consolidated total and Tier I capital exceeded these requirements.

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

Federal Securities Law

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

STATISTICAL DATA

      The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the consolidated financial statements and related notes, and the discussion included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, that are indexed on the Form 10-K Cross Reference Index.

A. Mortgage and Other Lending Activities

      The following table sets forth the Bank's loan originations and mortgage-backed securities, including purchases, sales, and principal repayments, for the periods indicated:

                                                                               For the
                                                                       Years Ended December 31,
                                                                       ------------------------
(dollars in thousands)                                           2001            2000            1999
                                                              ----------      ----------      ----------
Mortgage loans (gross):
  At beginning of period                                      $3,596,273      $1,601,798      $1,487,256
  Mortgage loans originated:
    Multi-family                                                 791,250         541,734         603,347
    One-to-four family                                           137,002           6,205          26,338
    Commercial real estate                                       130,677          58,899          42,708
    Construction                                                  91,155           9,133           4,433
                                                              ----------      ----------      ----------
Total mortgage loans originated                                1,150,084         615,971         676,826
Mortgage loans acquired from Richmond County Financial
    Corp. and Haven Bancorp, Inc., respectively                1,917,575       1,749,180              --
Principal repayments                                             765,578         185,539         348,036
Mortgage loans sold                                              610,581         185,137         213,597
Mortgage loans transferred to foreclosed real estate                  --              --             651
                                                              ----------      ----------      ----------
At end of period                                               5,287,773       3,596,273       1,601,798
Other loans (gross):
    At beginning of period                                        39,748           8,742           9,750
    Other loans originated and/or acquired from Richmond
      County Financial Corp. and Haven Bancorp, Inc.,            254,278          36,655           2,039
       respectively
    Principal repayments                                         177,148           5,649           3,047
                                                              ----------      ----------      ----------
    At end of period                                             116,878          39,748           8,742
                                                              ----------      ----------      ----------

Total loans                                                   $5,404,651      $3,636,021      $1,610,540
                                                              ==========      ==========      ==========

Mortgage-backed securities held to maturity:
    At beginning of period                                    $    1,923      $    2,094      $   19,680
    Purchase of mortgage-backed securities, net                   48,942              --              --
    Principal repayments                                              --             171          17,586
                                                              ----------      ----------      ----------
    At end of period                                          $   50,865      $    1,923      $    2,094
                                                              ==========      ==========      ==========

B. Loan Maturity and Repricing

      The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 2001. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $765.6 million for the twelve months ended December 31, 2001.

                            Mortgage and Other Loans
                              at December 31, 2001

                                1-4            Multi-       Commercial                    Home                       Total
(dollars in thousands)         Family          Family       Real Estate  Construction    Equity        Other         Loans
                             ----------      ----------     -----------  ------------    -------      -------      ----------
Amount due:
  Within one year            $  220,028      $  418,584      $119,905      $141,258      $52,588      $22,084      $  974,447
  After one year:
    One to three years          228,167         832,543       164,250        11,109        7,310        3,827       1,247,206
    Three to five years         199,742       1,604,698       170,119            --        5,673        1,480       1,981,712
    Five to ten years           349,066         359,700        92,911            --       11,684        1,834         815,195
    Ten years and over          321,292          39,642        14,759            --       10,019          379         386,091
                             ----------      ----------      --------      --------      -------      -------      ----------
Total due or repricing
  after one year              1,098,267       2,836,583       442,039        11,109       34,686        7,520       4,430,204
                             ----------      ----------      --------      --------      -------      -------      ----------
Total amounts due or
  repricing, gross           $1,318,295      $3,255,167      $561,944      $152,367      $87,274      $29,604      $5,404,651
                             ==========      ==========      ========      ========      =======      =======      ==========

      The following table sets forth, at December 31, 2001, the dollar amount of all loans due after December 31, 2002, and indicates whether such loans have fixed or adjustable rates of interest.

                                            Due after December 31, 2002
                                    --------------------------------------------
(dollars in thousands)                Fixed          Adjustable         Total
                                    ----------       ----------       ----------

Mortgage loans:
  Multi-family                      $  401,354       $2,435,229       $2,836,583
  One-to-four family                   502,470          595,797        1,098,267
  Commercial real estate               116,897          325,142          442,039
  Construction                              --           11,109           11,109
  Home equity                           20,193           14,493           34,686
                                    ----------       ----------       ----------
Total mortgage loans                $1,040,914       $3,381,770       $4,422,684
Other loans                              6,288            1,232            7,520
                                    ----------       ----------       ----------
Total loans                         $1,047,202       $3,383,002       $4,430,204
                                    ==========       ==========       ==========

C. Summary of the Allowance for Loan Losses

      The allowance for loan losses was allocated as follows at December 31,

                                   2001                2000                 1999                  1998                  1997
                            -----------------    -----------------    ------------------    ------------------    -----------------

                                      Percent              Percent               Percent              Percent               Percent
                                        of                    of                   of                    of                    of
                                      Loans in             Loans in              Loans in             Loans in              Loans in
                                      Category             Category              Category             Category              Category
                                      to Total             to Total              to Total             to Total              to Total
(dollars in thousands)       Amount    Loans      Amount    Loans      Amount     Loans      Amount     Loans      Amount    Loans
                            -------   -------    -------   -------    -------    -------    -------    -------    -------   -------
Mortgage loans:
   Multi-family             $21,361     52.74%   $ 7,783     43.08%   $ 4,927      70.08%   $ 6,686      70.89%   $ 6,521     69.14%
   One-to-four family         6,084     15.02      2,923     16.18        663       9.42      1,341      14.22      1,592     16.88
   Construction               3,489      8.62        892      4.94         64       0.91         28       0.30         23      0.24
   Commercial real estate     8,150     20.12      5,671     31.40      1,202      17.10      1,181      12.52      1,080     11.45
   Other loans                1,416      3.50        795      4.40        175       2.49        195       2.07        215      2.29
                            -------   -------    -------   -------    -------    -------    -------    -------    -------   -------
Total loans                 $40,500    100.00%   $18,064    100.00%   $ 7,031     100.00%   $ 9,431     100.00%   $ 9,431    100.00%
                            =======   =======    =======   =======    =======    =======    =======    =======    =======   =======

      The preceding allocation is based upon an estimate at a given point in time, based on various factors including, but not limited to, local economic conditions. A different allocation methodology may be deemed to be more appropriate in the future.

D. Composition of the Loan Portfolio

      The following table sets forth the composition of the Bank's portfolio of mortgage and other loans in dollar amounts and in percentages at December 31,

                                           2001                       2000                       1999
                                 -----------------------    ------------------------    -----------------------

                                                  Percent                     Percent                    Percent
                                                    of                          of                         of
(dollars in thousands)              Amount         Total       Amount          Total       Amount         Total
                                 -------------     -----    -------------      -----    -------------      ----
Mortgage loans:
Multi-family                     $   3,255,167     60.23%   $   1,945,656      53.51%   $   1,348,351     83.72%
One-to-four family                   1,318,295     24.40        1,267,080      34.85          152,644      9.48
Commercial real estate                 561,944     10.40          324,068       8.91           96,008      5.96
Construction                           152,367      2.82           59,469       1.64            4,793      0.30
                                 -------------     -----    -------------      -----    -------------      ----
Total mortgage loans                 5,287,773     97.85        3,596,273      98.91        1,601,796     99.46
                                 -------------     -----    -------------      -----    -------------      ----

Other loans:
Cooperative apartment                       --        --            3,726       0.10            4,856      0.30
Home equity                             87,274      1.61           12,240       0.34            1,347      0.08
Student                                    660      0.01              683       0.02                8      0.00
Passbook savings                         1,777      0.03              779       0.02              331      0.02
Other                                   27,167      0.50           22,320       0.61            2,200      0.14
                                 -------------     -----    -------------      -----    -------------      ----
Total other loans                      116,878      2.15           39,748       1.09            8,742      0.54
                                 -------------     -----    -------------      -----    -------------      ----
Total loans                          5,404,651    100.00%       3,636,021     100.00%       1,610,538    100.00%
                                 -------------    ======    -------------     ======    -------------    ======

Unearned premiums (discounts)               91                        (18)                        (24)
Less: Net deferred loan
       origination fees                  3,055                      1,553                       2,404
      Allowance for loan losses         40,500                     18,064                       7,031
                                 -------------              -------------               -------------
Loans, net                       $   5,361,187              $   3,616,386               $   1,601,079
                                 =============              =============               =============

                                          1998                        1997
                                 ------------------------    ------------------------

                                                   Percent                     Percent
                                                     of                          of
(dollars in thousands)              Amount          Total       Amount          Total
                                 -------------      -----    -------------      -----
Mortgage loans:
Multi-family                     $   1,239,094      82.77%   $   1,107,343      78.78%
One-to-four family                     178,770      11.94          224,287      15.96
Commercial real estate                  67,494       4.51           61,740       4.39
Construction                             1,898       0.13            1,538       0.10
                                 -------------      -----    -------------      -----
Total mortgage loans                 1,487,256      99.35        1,394,908      99.23
                                 -------------      -----    -------------      -----

Other loans:
Cooperative apartment                    4,802       0.32            5,041       0.36
Home equity                              1,793       0.12            2,386       0.17
Student                                      8       0.00                8       0.00
Passbook savings                           321       0.02              312       0.02
Other                                    2,826       0.19            3,048       0.22
                                 -------------      -----    -------------      -----
Total other loans                        9,750       0.65           10,795       0.77
                                 -------------      -----    -------------      -----
Total loans                          1,497,006     100.00%       1,405,703     100.00%
                                 -------------     ======    -------------     ======

Unearned premiums (discounts)              (22)                        (19)
Less: Net deferred loan
       origination fees                  1,034                       1,281
      Allowance for loan losses          9,431                       9,431
                                 -------------               -------------
Loans, net                       $   1,486,519               $   1,394,972
                                 =============               =============

E. Portfolio of Securities, Money Market Investments, and Mortgage-backed Securities

      The following table sets forth certain information regarding the carrying and market values of the Bank's securities, money market investments, and mortgage-backed securities portfolio at the dates indicated:

                                                                         At December 31,
                                                 2001                          2000                        1999
                                      --------------------------      ----------------------      ----------------------
                                       Carrying         Market        Carrying      Market        Carrying      Market
(dollars in thousands)                  Value           Value          Value         Value         Value         Value
                                      ----------      ----------      --------      --------      --------      --------
Securities:
  U.S. Government and agency
    obligations                       $   25,113      $   24,883      $184,994      $184,161      $140,325      $135,797
  Equity securities                      208,875         210,523        95,286        95,492        55,690        55,762
  Corporate bonds                         51,257          51,047        61,140        61,140            --            --
  Capital trust notes                    165,615         170,529        25,191        23,892            --            --
                                      ----------      ----------      --------      --------      --------      --------
Total securities                      $  450,860      $  456,982      $366,611      $364,685      $196,015      $191,599
                                      ==========      ==========      ========      ========      ========      ========

Money market investments:
  Federal funds sold                  $   10,166      $   10,166      $124,622      $124,622      $  6,000      $  6,000
                                      ----------      ----------      --------      --------      --------      --------
Total money market investments        $   10,166      $   10,166      $124,622      $124,622      $  6,000      $  6,000
                                                                                                  ========      ========

Mortgage-backed securities:
  GNMA                                $  143,179      $  143,842      $  1,059      $  1,067      $  1,429      $  1,429
  FHLMC                                   47,528          47,946         6,886         6,942         2,094         2,135
  FNMA Certificates                      129,123         129,843        80,286        80,286            --            --
  CMOs and REMICs                      1,841,727       1,850,935        73,341        73,341            --            --
                                      ----------      ----------      --------      --------      --------      --------
Total mortgage-backed securities      $2,161,557      $2,172,566      $161,572      $161,636      $  3,523      $  3,564
                                      ==========      ==========      ========      ========      ========      ========

ITEM 2. PROPERTIES

      The executive and administrative offices of the Company and its subsidiaries are located at 615 Merrick Avenue, Westbury, New York. Haven Bancorp had purchased the office building and land in December 1997 under a lease agreement and Payment-in-Lieu-of-Tax ("PILOT") agreement with the Town of Hempstead Industrial Development Agency ("IDA"), which has been assumed by the Company. Under the IDA and PILOT agreements, the Company assigned the building and land to the IDA, is subleasing it for $1.00 per year for a 10-year period, and will repurchase the building for $1.00 upon expiration of the lease term in exchange for IDA financial assistance.

      At December 31, 2001, the Company's bank subsidiaries owned 30 of their branch offices and leased 93 of their branch offices and other bank business facilities under various lease and license agreements expiring at various times through 2025 (see "Note 13 - Commitments and Contingencies, Lease and License Commitments" in the Company's 2001 Annual Report to Shareholders, which portion is incorporated herein by reference). In the second quarter of 2002, the Company anticipates the divestiture of 14 in-store branches in Connecticut, New Jersey and Rockland County, New York, all of which were leased at December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

      The Bank is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts, that are believed by management to be immaterial to the financial condition and results of operations of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

      The Company's common stock is traded on The Nasdaq National Market(R) and quoted under the symbol "NYCB".

      Information regarding the Company's common stock and its price during fiscal year 2001 appears on page 36 of the 2001 Annual Report to Shareholders under the caption "Market Price of Common Stock and Dividends Paid per Common Share," and is incorporated herein by this reference.

      As of March 29, 2002 the Company had approximately 8,400 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

ITEM 6. SELECTED FINANCIAL DATA

      Information regarding selected financial data appears on page 10 of the 2001 Annual Report to Shareholders under the caption "Financial Summary," and is incorporated therein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 13 through 35 of the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information regarding quantitative and qualitative disclosures about market risk appears on pages 20 through 23 of the 2001 Annual Report to Shareholders under the caption "Asset and Liability Management and the Management of Interest Rate Risk," and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information regarding the consolidated financial statements and the Independent Auditors' Report appears on pages 37 through 63 of the 2001 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the directors and executive officers of the Registrant appears on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002, under the caption "Information with Respect to Nominees, Continuing Directors, and Executive Officers," and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation appears on pages 10 through 19 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners appears on pages 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002, under the caption "Security Ownership of Certain Beneficial Owners," and is incorporated herein by this reference.

      Information regarding security ownership of management appears on pages 5 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2002, under the caption "Information with Respect to the Nominees, Continuing Directors, and Executive Officers," and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears on page 19 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 under the caption "Transactions with Certain Related Persons," and is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

      The following consolidated financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 and are incorporated herein by this reference:

      -     Consolidated Statements of Condition at December 31, 2001 and 2000;
      -     Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2001;
      -     Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 2001;
      -     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001;
      -     Notes to the Consolidated Financial Statements;
      -     Management's Responsibility for Financial Reporting;
      -     Independent Auditors' Report

      The remaining information appearing in the 2001 Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

      2.    Financial Statement Schedules

            Financial Statement Schedules have been omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)   Reports on Form 8-K filed during the last quarter of 2001

      None

(c)   Exhibits Required by Securities and Exchange Commission Regulation S-K

    Exhibit
    Number
    -------
       3.1        Certificate of Incorporation of Queens County Bancorp, Inc.
                  (1)
       3.2        Bylaws of New York Community Bancorp, Inc. (attached hereto)
      10.1 Form of Employment Agreement between Queens County Savings Bank and Certain Officers (1)
      10.2 Form of Employment Agreement between Queens County Bancorp, Inc. and Certain Officers (1)
      10.3 Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (1)
      10.4 Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (1)
      10.5 Form of Queens County Savings Bank Recognition and Retention Plan for Officers (1)
      10.6 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (2)
      10.7 Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (2)
      10.8 Form of Queens County Savings Bank Employee Severance Compensation Plan (1)
      10.9 Form of Queens County Savings Bank Outside Directors' Consultation and Retirement Plan (1)
      10.10 Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (1)
      10.11       ESOP Loan Documents (1)
      10.12       Incentive Savings Plan of Queens County Savings Bank (3)
      10.13       Retirement Plan of Queens County Savings Bank (1)
      10.14       Supplemental Benefit Plan of Queens County Savings Bank (4)
      10.15       Excess Retirement Benefits Plan of Queens County Savings Bank
                  (1)
      10.16       Queens County Savings Bank Directors' Deferred Fee Stock Unit
                  Plan (1)
      10.17       Queens County Bancorp, Inc. 1997 Stock Option Plan (5)
      10.18       Richmond County Financial Corp. 1998 Stock Option Plan (6)
      10.19       Richmond County Savings Bank Retirement Plan (6)
      11.0        Statement Re: Computation of Per Share Earnings
                  (attached hereto)
      13.0        2001 Annual Report to Shareholders
      21.0        Subsidiaries information incorporated herein by reference to
                  Part I, "Subsidiaries"
      23.0        Consent of KPMG LLP, dated April 1, 2002 (attached hereto)
      99.0 Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852.
(2) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684.
(3) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682.
(4) Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995.
(5) Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997.
(6) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        New York Community Bancorp, Inc.
                        --------------------------------
                                  (Registrant)

           /s/ Joseph R. Ficalora                           4/1/02
           -------------------------------------
           Joseph R. Ficalora
           President and Chief Executive Officer
           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Michael F. Manzulli     4/1/02      /s/ Joseph R. Ficalora            4/1/02
---------------------------             ----------------------------------------
Michael F. Manzulli                     Joseph R. Ficalora
Chairman                                President and Chief Executive Officer
                                        (Principal Executive Officer)


/s/ Robert Wann             4/1/02      /s/ Donald M. Blake               4/1/02
---------------------------             ----------------------------------------
Robert Wann                             Donald M. Blake
Executive Vice President                Director
and Chief Financial Officer
(Principal Financial and
Accounting Officer)


/s/ Anthony E. Burke        4/1/02      /s/ Dominick Ciampa               4/1/02
---------------------------             ----------------------------------------
Anthony E. Burke                        Dominick Ciampa
Director                                Director


/s/ Robert S. Farrell       4/1/02      /s/ Dr. William C. Frederick      4/1/02
---------------------------             ----------------------------------------
Robert S. Farrell                       Dr. William C. Frederick
Director                                Director


/s/ Max L. Kupferberg       4/1/02      /s/ Howard C. Miller              4/1/02
---------------------------             ----------------------------------------
Max L. Kupferberg                       Howard C. Miller
Director                                Director