Form 10-Q
period 2002-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2002-05-08
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                    ---------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002
                  ---------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No




                                   102,107,546
                ------------------------------------------------
                         Number of shares outstanding at
                                   May 3, 2002

                        NEW YORK COMMUNITY BANCORP, INC.

                                    FORM 10-Q

                          Quarter Ended March 31, 2002

INDEX                                                                   Page No.
-----                                                                   --------

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Condition as of March 31,
            2002 (unaudited) and December 31, 2001                        1

            Consolidated Statements of Income and Comprehensive
            Income for the Three Months Ended March 31, 2002
            and 2001 (unaudited)                                          2

            Consolidated Statement of Changes in Stockholders'
            Equity for the Three Months Ended March 31, 2002
            (unaudited)                                                   3

            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2002 and 2001 (unaudited)              4

            Notes to Unaudited Consolidated Financial Statements          5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                  23


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            24

Item 2.     Changes in Securities and Use of Proceeds                    24

Item 3.     Defaults Upon Senior Securities                              24

Item 4.     Submission of Matters to a Vote of Security Holders          24

Item 5.     Other Information                                            24

Item 6.     Exhibits and Reports on Form 8-K                             25

Signatures                                                               26

Exhibits                                                                 27


                                                  NEW YORK COMMUNITY BANCORP, INC.
                                                CONSOLIDATED STATEMENTS OF CONDITION


                                                                               March 31,                  December 31,
                                                                                 2002                         2001
(in thousands)                                                                (unaudited)
                                                                          ------------------           -----------------
Assets
Cash and due from banks                                                        $  165,191                  $  168,449
Money market investments                                                            1,162                      10,166
Securities held to maturity ($131,601 and $114,881 pledged at
    March 31, 2002 and December 31, 2001, respectively)                           209,188                     203,195
Mortgage-backed securities held to maturity ($47,155 and $50,801
    pledged at March 31, 2002 and December 31, 2001, respectively)                 47,010                      50,865
Securities available for sale ($1,826,511 and $1,381,356 pledged at
    March 31, 2002 and December 31, 2001, respectively)                         2,349,191                   2,374,782
Mortgage loans:
    Multi-family                                                                3,520,659                   3,255,167
    1-4 family                                                                  1,204,509                   1,318,295
    Commercial real estate                                                        480,716                     561,944
    Construction                                                                  151,727                     152,367
                                                                           ------------------           -----------------
Total mortgage loans                                                            5,357,611                   5,287,773
Other loans                                                                       178,631                     116,968
Less:  Unearned loan fees                                                          (4,541)                     (3,054)
       Allowance for loan losses                                                  (40,500)                    (40,500)
                                                                           ------------------           -----------------
Loans, net                                                                      5,491,201                   5,361,187
Premises and equipment, net                                                        68,310                      69,010
Goodwill, net                                                                     625,112                     614,653
Core deposit intangible, net                                                       56,000                      57,500
Deferred tax asset, net                                                            38,285                      40,396
Other assets                                                                      219,724                     252,432
                                                                           ------------------           -----------------
Total assets                                                                   $9,270,374                  $9,202,635
                                                                           ==================           =================

Liabilities and Stockholders' Equity
Deposits:
    NOW and money market accounts                                              $1,039,933                  $  948,324
    Savings accounts                                                            1,680,962                   1,639,239
    Certificates of deposit                                                     2,167,830                   2,407,906
    Non-interest-bearing accounts                                                 483,547                     455,133
                                                                           ------------------           -----------------
Total deposits                                                                  5,372,272                   5,450,602
                                                                           ------------------           -----------------
Official checks outstanding                                                        54,621                      87,647
Borrowings                                                                      2,699,280                   2,506,828
Mortgagors' escrow                                                                 48,528                      21,496
Other liabilities                                                                  99,511                     152,928
                                                                           ------------------           -----------------
Total liabilities                                                               8,274,212                   8,219,501
                                                                           ------------------           -----------------
Stockholders' equity:
    Preferred stock at par $0.01 (5,000,000 shares authorized;
      none issued)                                                                     --                         --
    Common stock at par $0.01 (150,000,000 shares authorized;
      108,224,425 shares issued; 102,182,204 and 101,845,276
      shares outstanding at March 31, 2002 and December 31, 2001,
      respectively)                                                                 1,082                      1,082
    Paid-in capital in excess of par                                              914,881                    898,830
    Retained earnings (substantially restricted)                                  154,013                    167,511
    Less:  Treasury stock (6,042,221 and 6,379,149
             shares, respectively)                                                (69,491)                   (78,294)
           Unallocated common stock held by ESOP                                   (6,451)                    (6,556)
           Common stock held by SERP                                               (3,113)                    (3,113)
           Unearned common stock held by RRPs                                         (41)                       (41)
    Accumulated other comprehensive income, net of tax effect                       5,282                      3,715
                                                                           ------------------           -----------------
Total stockholders' equity                                                        996,162                    983,134
                                                                           ------------------           -----------------
Total liabilities and stockholders' equity                                     $9,270,374                 $9,202,635
                                                                           ==================           =================



See accompanying notes to unaudited consolidated financial statements.



                        NEW YORK COMMUNITY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                         For the
                                                                    Three Months Ended
                                                                         March 31,
                                                          ------------------------------------
(in thousands, except per share data)                           2002                  2001
                                                          ---------------       --------------
Interest Income:
     Mortgage and other loans                                 $100,452              $70,509
     Securities                                                  8,242                8,903
     Mortgage-backed securities                                 32,313                2,792
     Money market investments                                      123                2,154
                                                          ---------------       --------------
Total interest income                                          141,130               84,358
                                                          ---------------       --------------

Interest Expense:
     NOW and money market accounts                               3,527                3,936
     Savings accounts                                            5,827                2,139
     Certificates of deposit                                    19,612               27,180
     Borrowings                                                 29,097               15,969
     Mortgagors' escrow                                              5                    4
                                                          ---------------       --------------
Total interest expense                                          58,068               49,228
                                                          ---------------       --------------
            Net interest income                                 83,062               35,130
Provision for loan losses                                           --                   --
                                                          ---------------       --------------
            Net interest income after
                provision for loan losses                       83,062               35,130
                                                          ---------------       --------------

Other Operating Income:
     Fee income                                                 11,161                7,933
     Other                                                       8,634               20,548
                                                          ---------------       --------------
Total other operating income                                    19,795               28,481
                                                          ---------------       --------------

Non-interest Expense:
Operating expense:
     Compensation and benefits                                  16,487                9,714
     Occupancy and equipment                                     6,093                3,372
     General and administrative                                  9,561                5,662
     Other                                                       1,521                  672
                                                          ---------------       --------------
Total operating expense                                         33,662               19,420
                                                          ---------------       --------------
     Amortization of goodwill and
         core deposit intangible                                 1,500                1,482
                                                          ---------------       --------------
Total non-interest expense                                      35,162               20,902
                                                          ---------------       --------------

Income before income taxes                                      67,695               42,709
Income tax expense                                              21,374               15,065
                                                          ---------------       --------------
            Net income                                        $ 46,321              $27,644
                                                          ===============       ==============
Comprehensive income, net of tax:
   Unrealized gain on securities                                 1,567                6,169
                                                          ---------------       --------------
            Comprehensive income                              $ 47,888              $33,813
                                                          ===============       ==============

            Earnings per share                                   $0.47                $0.45
            Diluted earnings per share                           $0.47                $0.44
                                                          ===============       ==============


See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Three Months Ended
                                                              March 31, 2002
(in thousands, except per share data)                          (unaudited)
-------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
    Balance at beginning of year                                   $  1,082
    Shares issued                                                        --
                                                               ---------------
Balance at end of period                                              1,082
                                                               ---------------

Paid-in Capital in Excess of Par:
    Balance at beginning of year                                    898,830
    Shares issued and fractional shares                                  --
    Tax benefit effect on stock plans                                14,727
    Allocation of ESOP stock                                          1,324
                                                               ---------------
Balance at end of period                                            914,881
                                                               ---------------

Retained Earnings:
    Balance at beginning of year                                    167,511
    Net income                                                       46,321
    Dividends paid on common stock                                  (15,822)
    Exercise of stock options (1,716,524 shares)                    (43,997)
                                                               ---------------
Balance at end of period                                            154,013
                                                               ---------------

Treasury Stock:
    Balance at beginning of year                                    (78,294)
    Purchase of common stock (1,379,596 shares)                     (37,403)
    Exercise of stock options (1,716,524 shares)                     46,206
                                                               ---------------
Balance at end of period                                            (69,491)
                                                               ---------------

Employee Stock Ownership Plan:
    Balance at beginning of year                                     (6,556)
    Allocation of ESOP stock                                            105
                                                               ---------------
Balance at end of period                                             (6,451)
                                                               ---------------

SERP Plan:
    Balance at beginning of year                                     (3,113)
    Common stock acquired by SERP                                        --
                                                               ---------------
Balance at end of period                                             (3,113)
                                                               ---------------

Recognition and Retention Plans:
    Balance at beginning of year                                        (41)
    Earned portion of RRPs                                               --
                                                               ---------------
Balance at end of period                                                (41)
                                                               ---------------

Accumulated Comprehensive Income, Net of Tax:
    Balance at beginning of year                                      3,715
    Net unrealized appreciation in securities, net of tax             1,567
                                                               ---------------
Balance at end of year                                                5,282
                                                               ---------------

Total stockholders' equity                                         $996,162
                                                               ===============

See accompanying notes to unaudited consolidated financial statements.




                                 NEW YORK COMMUNITY BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                       2002           2001
(in thousands)                                                                             (unaudited)
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                                       $ 46,321          $ 27,644
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                  1,677             1,197
        Amortization of premiums (accretion of discounts), net                         2,404            (4,832)
        Amortization of net deferred loan origination fees                             1,515             1,021
        Amortization of core deposit intangible and goodwill                           1,500             1,482
        Net gain on redemption and sales of securities
           and mortgage-backed securities                                             (1,529)           (3,695)
        Net gain on sale of loans                                                         --            (7,408)
        Tax benefit effect on stock plans                                             14,727             2,500
        Earned portion of ESOP                                                         1,429               103
   Changes in assets and liabilities:
        Goodwill recognized in the Peter B. Cannell & Co., Inc.
           acquisition and reclassification of other goodwill                        (10,459)               --
        Decrease in deferred income taxes                                              2,111            13,153
        Decrease (increase) in other assets                                           32,708           (16,581)
        Decrease in official checks outstanding                                      (33,026)           (8,641)
        Decrease in other liabilities                                                (53,417)          (17,754)
                                                                               ----------------- -----------------
Total adjustments                                                                    (40,360)          (39,455)
                                                                               ----------------- -----------------
Net cash provided by (used in) operating activities                                    5,961           (11,811)
                                                                               ----------------- -----------------
Cash Flows from Investing Activities:
   Proceeds from redemption and sales of mortgage-backed securities
      held to maturity                                                                 3,836                42
   Proceeds from redemption and sales of securities held to maturity                  35,867                --
   Proceeds from redemption and sales of securities available for sale               512,116           140,906
   Purchase of securities held to maturity                                           (45,660)               --
   Purchase of securities available for sale                                        (482,014)          (88,264)
   Net increase in loans                                                            (131,529)         (109,362)
   Proceeds from sale of loans                                                            --           528,402
   Acquisition or purchase of premises and equipment, net                               (977)             (173)
                                                                               ----------------- -----------------
Net cash (used in) provided by investing activities                                 (108,361)          471,551
                                                                               ----------------- -----------------
Cash Flows from Financing Activities:
   Net increase in mortgagors' escrow                                                 27,032            18,828
   Net decrease in deposits                                                          (78,330)          (43,380)
   Net increase (decrease) in borrowings                                             192,452            (4,283)
   Cash dividends and stock options exercised                                        (59,819)          (31,019)
   Purchase of Treasury stock, net of stock options exercised                          8,803           (27,237)
                                                                               ----------------- -----------------
Net cash provided by (used in) financing activities                                   90,138           (87,091)
                                                                               ----------------- -----------------
Net (decrease) increase in cash and cash equivalents                                 (12,262)          372,649
Cash and cash equivalents at beginning of period                                     178,615           257,715
                                                                               ----------------- -----------------
Cash and cash equivalents at end of period                                          $166,353          $630,364
                                                                               ================= =================
Supplemental information:
   Cash paid for:
      Interest                                                                       $58,022           $49,167
      Income taxes                                                                    12,585             3,500
   Transfers to foreclosed real estate from loans                                         --               150

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders and incorporated by reference into the Company's 2001 Annual Report on Form 10-K.

Note 2.  Impact of Accounting Pronouncements

Business Combinations, Goodwill, and Other Intangible Assets

The Company acquired Haven Bancorp, Inc. ("Haven") in a purchase transaction on November 30, 2000 and merged with Richmond County Financial Corp. ("Richmond County") in a purchase transaction on July 31, 2001.

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The non-amortization provisions of the new rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001. Accordingly, no goodwill is being amortized in connection with the Richmond County transaction.

The Company adopted the remaining provisions of SFAS No. 142 when the rules became effective for calendar year companies on January 1, 2002. Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets with regard to the Haven acquisition on January 1, 2002, at which time the amortization of goodwill stemming from this acquisition, in the amount of $1.5 million per quarter or $5.9 million per year, was discontinued.

The Company did not have indefinite lived intangible assets other than goodwill as of March 31, 2002. The Company will perform the required impairment tests of its goodwill as of January 1, 2002 in the second quarter of the year. These tests are not expected to have a material effect on the consolidated financial statements of the Company.

Net income and earnings per share for the first quarter of 2002 and 2001, as adjusted to exclude amortization expense (net of taxes) related to goodwill, are as follows:

                                              For the Three Months Ended
                                                      March 31,
                                         -------------------------------------
(in thousands, except per share data)      2002                       2001
                                         ----------                -----------

Net income
Reported net income                        $46,321                    $27,644
Add back:  goodwill amortization                --                        963
                                         ----------                -----------
Adjusted net income                        $46,321                    $28,607
                                         ==========                ===========

Basic earnings per share
Reported basic earnings per share            $0.47                      $0.45
Add back:  goodwill amortization                --                       0.02
                                         ----------                -----------
Adjusted basic earnings per share            $0.47                      $0.47
                                         ==========                ===========

Diluted earnings per share
Reported diluted earnings per share          $0.47                      $0.44
Add back:  goodwill amortization                --                       0.02
                                         ----------                -----------
Adjusted diluted earnings per share          $0.47                      $0.46
                                         ==========                ===========


Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

(in thousands)
Balance as of January 1, 2002                         $614,653
Goodwill acquired in the Peter
   B. Cannell & Co., Inc. acquisition                    9,737
Reclassification of other intangible
   assets to goodwill                                      722
                                                 --------------
Balance as of March 31, 2002                          $625,112
                                                 ==============

In connection with the adoption of SFAS No. 142, the Company reviewed the classification of intangible assets and determined that approximately $722,000 in intangible assets related to a branch purchase should be reclassified as goodwill at January 1, 2002.


Acquired Intangible Assets

The Company has core deposit intangible ("CDI") and mortgage servicing rights stemming from the Richmond County merger. Mortgage servicing rights are included in "other assets" in the Consolidated Statements of Condition as of March 31, 2002. The following table summarizes the gross carrying and accumulated amortization amounts of the Company's intangible assets as of March 31, 2002.

                                   Gross Carrying                Accumulated
                                       Amount                   Amortization
                                ---------------------         ------------------
(in thousands)
Amortizing intangible assets
Core deposit intangible                 $60,000                     $(4,000)
Mortgage servicing rights                 2,640                        (104)
                                     -----------                  -----------
Total                                   $62,640                     $(4,104)
                                     ===========                  ===========

As of March 31, 2002, the Company had no indefinite lived intangible assets. Aggregate amortization expense related to the CDI was $1.5 million for the three months ended March 31, 2002. Aggregate amortization expense related to the mortgage servicing rights was $77,638 for the three months ended March 31, 2002, and is included as a yield adjustment to "interest income from mortgage and other loans" in the Consolidated Statements of Income and Comprehensive Income. The CDI and mortgage servicing rights are being amortized over periods of ten years and eight years, respectively. The Company assessed the appropriateness of the useful lives of the intangible assets as of January 1, 2002 and determined them to be adequate. No residual value is estimated for these intangible assets.

Estimated future amortization expense related to the CDI and mortgage servicing rights is as follows:



                                     Core Deposit             Mortgage
                                      Intangible          Servicing Rights            Total
                                    ----------------     --------------------     --------------
(in thousands)
2002                                     $ 4,500                $  234                $ 4,734
2003                                       6,000                   311                  6,311
2004                                       6,000                   311                  6,311
2005                                       6,000                   311                  6,311
2006                                       6,000                   311                  6,311
2007 and thereafter                       27,500                 1,058                 28,558
                                       ----------             ---------             ----------
Total remaining intangible assets        $56,000                $2,536                $58,536
                                       ==========             =========             ==========



Accounting for the Impairment or Disposal of Long-lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 established more stringent criteria than those then in existence under generally accepted accounting principles ("GAAP") for determining when a long-lived asset is held for sale. While SFAS No. 144 also broadens the definition of "discontinued operations," it does not allow for the accrual of future operating losses as was previously permitted. The provisions of the new standard are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

New York Community Bancorp, Inc. (the "Company") is the holding company for New York Community Bank (the "Bank"), a New York State-chartered financial institution with 114 banking offices serving customers in New York City, Long Island, Westchester and Rockland counties, and New Jersey. In addition to operating the largest supermarket banking franchise in the region, with 60 in-store branches, the Bank is the second largest producer of multi-family mortgage loans in the City of New York. The Bank operates its branches through six community divisions: Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank.

The Company's first quarter 2002 performance reflects the benefit of its merger-of-equals with Richmond County Financial Corp. ("Richmond County") on July 31, 2001, a record level of mortgage loan production, and the ongoing restructuring of the balance sheet. In addition, the Company continued to capitalize on the favorable yield curve and to benefit from the year-over-year reduction in market interest rates. First quarter 2002 earnings rose to $46.3 million, or $0.47 per diluted share, providing a 2.00% return on average assets ("ROA") and an 18.88% return on average stockholders' equity ("ROE").

Among the assets acquired in the Richmond County merger was a 47% equity interest in the investment advisory firm, Peter B. Cannell & Co., Inc. ("PBC"). On January 3, 2002, the Company acquired the remaining 53% equity interest in order to derive the full benefit of the revenues generated by the firm. The acquisition of PBC contributed $1.5 million to other operating income in the current first quarter, more than offsetting a corresponding $1.1 million contribution to operating expense. The firm had approximately $700.0 million in assets under management at March 31, 2002.

On April 5, 2002, the Company completed the divestiture of seven in-store branches it had acquired on November 30, 2000 as part of its acquisition of Haven Bancorp, Inc. ("Haven"). The Company expects to complete the sale of seven additional in-store branches (five in New Jersey and two in Rockland County, New
York) to The Trust Company of New Jersey on May 17, 2002, which will bring the number of banking offices to 107. Included in that number are two branches that were opened on Staten Island during the first quarter; a third Staten Island-based branch is expected to open in July 2002. The Company has also filed an application to open a traditional branch in Elmont (Nassau County), New York at a location that was previously operated by a commercial bank. The branch is expected to open in June.

On April 22, 2002, the Company filed with the SEC a universal shelf registration on Form S-3 to enable it to raise capital through the issuance of debt securities, common stock, trust preferred securities, or a combination of trust preferred securities and warrants to purchase common stock, depending on market conditions and its capital needs. On April 29, 2002, the Company filed a supplemental prospectus for the offering of 5,100,000 shares of common stock with an estimated value of approximately $150.0 million, based upon the $29.43 per share closing price of its common stock on April 25, 2002. Assuming that the offering proceeds will be invested in 100% risk-weighted assets, the Company's leverage, Tier 1 risk-based, and total risk-based capital ratios are expected to adjust to 7.29%, 12.72%, and 13.56%.


Forward-looking Statements and Associated Risk Factors

This filing contains certain forward-looking statements with regard to the Company's prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation

Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for loan products and financial services in the Company's market area; changes in real estate values in the Company's local markets; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company's operations, pricing, and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Financial Condition

The Company recorded total assets of $9.3 billion at March 31, 2002, up $67.7 million from the December 31, 2001 amount. Mortgage loans represented $5.4 billion, or 57.8%, of total assets, having risen $69.8 million from the level recorded at December 31, 2001.

Mortgage originations totaled $511.6 million, establishing a new Company record, and included $398.5 million of multi-family mortgage loans. While multi-family mortgage loans outstanding rose $265.5 million to $3.5 billion, the increase was tempered by strategic reductions in the remaining three types of mortgage loans. At the same time, the portfolio of other loans rose $61.7 million to $178.6 million.

Non-performing assets declined to $14.9 million, or 0.16% of total assets, from $17.7 million, or 0.19% of total assets, the year-end 2001 amount. Non-performing loans represented $14.6 million and $17.5 million of the respective totals, and were equivalent to 0.27% and 0.33% of loans, net.

The loan loss allowance was maintained at $40.5 million, representing 277.38% of non-performing loans and 0.74% of loans, net, at March 31, 2002.

The portfolio of securities available for sale declined $25.6 million to $2.3 billion, while the portfolio of mortgage-backed securities held to maturity fell $3.9 million to $47.0 million. These reductions were largely offset by a $6.0 million increase in securities held to maturity to $209.2 million.

Primarily as a result of the PBC acquisition, goodwill, net, rose to $625.1 million from $614.7 million at December 31, 2001. Reflecting the adoption of SFAS Nos.141 and 142, as mentioned in Note 2, "Impact of Accounting Pronouncements," the goodwill stemming from the Haven acquisition is no longer being amortized.

Deposits totaled $5.4 billion at March 31, 2002, down $78.3 million from the year-end 2001 amount. While core deposits rose $161.7 million to $3.2 billion, the balance of CDs declined $240.1 million to $2.2 billion. The decline in CDs and the shift toward core deposits were consistent with the Company's emphasis on attracting lower cost deposits while, at the same time, placing an emphasis on revenue-producing products such as annuities and mutual funds.

Additional funding stemmed from a $192.5 million increase in borrowings to $2.7 billion, a result of the Company's ongoing releveraging of the balance sheet.

Supported by cash earnings of $64.5 million, stockholders' equity rose to $996.2 million, representing 10.75% of total assets and a book value of $10.07 per share, based on 98,929,130 shares. In addition to distributing cash dividends totaling $15.8 million during the quarter, the Company allocated $37.4 million toward the repurchase of 1,379,596 shares. Under the current Board authorization, there were 1,937,191 shares still available for repurchase at March 31, 2002.

At quarter's end, the Company's leverage capital equaled 5.74% of adjusted average assets, while its Tier 1 and total risk-based capital equaled 10.18% and 11.04%, respectively, of risk-weighted assets. All three ratios exceeded the minimum levels required by the Federal Deposit Insurance Corporation (the "FDIC").


Loans

Largely reflecting the benefit of the funding acquired in the Richmond County merger, the Company originated a record level of mortgage loans in the first quarter of 2002. Mortgage originations totaled $511.6 million in the three months ended March 31, 2002, as compared to $257.6 million in the year-earlier three months.

Indicative of management's emphasis on multi-family mortgage lending, multi-family loans represented $398.5 million, or 77.8%, of first quarter 2002 originations and $3.5 billion, or 65.7%, of total mortgage loans at quarter's end. The average multi-family mortgage loan had a principal balance of $1.5 million at the end of the quarter, and a loan-to-value ratio of 59.6%. Reflecting originations, net of loan repayments, the balance of multi-family mortgage loans was $265.5 million higher at March 31, 2002 than the December 31, 2001 balance, offsetting a reduction of $195.6 million in the combined balance of the three remaining mortgage loan portfolios.

The balance of one-to-four family mortgage loans declined $113.8 million to $1.2 billion, after first quarter 2002 originations of $68.6 million; commercial real estate loans declined $81.2 million to $480.7 million, after originations of $18.8 million; and construction loans declined $640,000 to $151.7 million, after originations of $25.7 million. The net effect of these reductions and the increase in multi-family mortgage loans outstanding was a $69.8 million rise in total mortgage loans to $5.4 billion, representing 57.8% of total assets at March 31, 2002.

While the reduction in one-to-four family mortgage loans generally reflects prepayments, it also reflects management's ongoing practice of originating one-to-four family mortgage loans on a conduit basis, meaning that such loans are processed through a third-party vendor and sold to such vendor shortly after the loans are closed.

Other loans totaled $178.6 million at March 31, 2002, up $61.7 million from the year-end 2001 figure, boosted by a $68.4 million rise in home equity loans and lines of credit to $155.7 million.

Consistent with management's focus on shortening the maturity of its assets and reducing its credit risk exposure, the Company is in the process of securitizing approximately $575.0 million of its one-to-four family mortgage loans. Upon completion of this process in the second quarter, the one-to-four family mortgage loan portfolio will be substantially reduced, and the portfolio of securities available for sale correspondingly increased.

The Company will continue to emphasize multi-family mortgage loan production in the coming quarters, as is evident in its pipeline at April 16, 2002. Of the $728.0 million of loans in the pipeline, approximately $673.0 million were loans on multi-family buildings.

While management currently expects the bulk of such loans to close in the current quarter, the Company's ability to close such loans could be compromised by several factors beyond management's control. Such factors include, but are not limited to, an unexpected economic downturn, an increase in competition, or an unexpected change in the direction of market interest rates.

Asset Quality

Non-performing assets declined to $14.9 million at March 31, 2002 from $17.7 million at December 31, 2001, representing 0.16% and 0.19% of total assets, respectively. Included in the 2002 and 2001 amounts were non-performing loans of $14.6 million and $17.5 million, representing 0.27% and 0.33% of loans, net, respectively. The improvements stemmed from a $3.6 million reduction in loans 90 days or more delinquent to $3.3 million, which was partly offset by a $664,000 increase in mortgage loans in foreclosure to $11.3 million. Foreclosed real estate totaled $249,000 at both March 31, 2002 and December 31, 2001 and consisted of five one-to-four family homes.

Reflecting the quality of the Company's assets and the coverage provided, the allowance for loan losses was maintained at $40.5 million, representing 277.38% of non-performing loans and 0.74% of loans, net, at quarter's end.

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

Performing loans are also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower's ability to pay and the Bank's past loan loss experience with each type of loan. The performing loan categories are also assigned quantified risk factors, which result in allocations to the allowance that correspond to the individual types of loans in the portfolio.

In order to determine its overall adequacy, the allowance for loan losses is reviewed quarterly by management, through its Classification of Assets Committee, and by the Mortgage and Real Estate Committee of the Board.

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

4) Bi-weekly meetings of executive management with the Mortgage and Real Estate Committee (which committee includes five outside directors, each possessing over 30 years of complementary real estate experience), during which observable trends in the local economy and their effect on the real estate market are discussed;

5) Discussions with, and periodic review by, various governmental regulators (e.g., the Federal Deposit Insurance Corporation, the New York State Banking Department); and

6) Full Board assessment of all of the preceding factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

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

For more information regarding asset quality and the coverage provided by the loan loss allowance, see the asset quality analysis that follows and the discussion of the provision for loan losses on page 21 of this report.



Asset Quality Analysis

                                                     At or For the                    At or For the
                                                  Three Months Ended                    Year Ended
                                                    March 31, 2002                  December 31, 2001
(dollars in thousands)                                (unaudited)
------------------------------------------------------------------------------------------------------

Allowance for Loan Losses:
Balance at beginning of period                           $40,500                           $18,064
Acquired allowance                                            --                            22,436
                                                      -------------                     --------------
Balance at end of period                                 $40,500                           $40,500
                                                      =============                     ==============

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                            $11,268                           $10,604
Loans 90 days or more delinquent                           3,333                             6,894
                                                      -------------                     --------------
Total non-performing loans                                14,601                            17,498
Foreclosed real estate                                       249                               249
                                                      -------------                     --------------
Total non-performing assets                              $14,850                           $17,747
                                                      =============                     ==============


Ratios:
Non-performing loans to loans, net                          0.27%                             0.33%
Non-performing assets to total assets                       0.16                              0.19
Allowance for loan losses to non-performing loans         277.38                            231.46
Allowance for loan losses to loans, net                     0.74                              0.76
                                                      =============                     ==============

Securities, Mortgage-backed Securities, and Money Market Investments

In keeping with the Company's emphasis on multi-family mortgage lending, the portfolio of securities available for sale declined at March 31, 2002. Securities available for sale totaled $2.3 billion at quarter's end, down $25.6 million from the balance recorded at December 31, 2001. Included in the 2002 amount were mortgage-backed securities of $2.1 billion and trust-preferred securities of $150.0 million; the remainder of the quarter-end balance consisted of U.S. government and agency obligations, corporate debt instruments, and equities.

The portfolio of mortgage-backed securities held to maturity also declined, to $47.0 million, from $50.9 million at December 31, 2001. The reduction was primarily due to repayments and the classification of any new such investments as available for sale. At March 31, 2002 and December 31, 2001, the market values of the portfolio were $47.2 million and $51.1 million, equivalent to 100.3% and 100.6% of carrying value, respectively.

The declines in these portfolios were largely offset by a $6.0 million increase in securities held to maturity to $209.2 million, partly reflecting a $16.7 million net increase in Federal Home Loan Bank stock to $131.6 million. The remainder of the portfolio consisted of corporate bonds, capital trust notes, and preferred stock. At March 31, 2002 and December 31, 2001, the market values of the portfolio were $209.6 million and $203.6 million, each equivalent to 100.2% of carrying value at the respective dates.

The balance of money market investments, meanwhile, declined $9.0 million to $1.2 million, as the Company invested more of its funding into higher yielding investments, including multi-family mortgage loans.


Sources of Funds

The Company's primary sources of funds are the deposits it gathers and the line of credit it maintains with the Federal Home Loan Bank of New York (the "FHLB"). The Company's line of credit is collateralized by stock in the FHLB and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. Additional funding stems from interest and principal payments on loans and the interest on, and maturity of, mortgage-backed and other investment securities.

With the acquisition of Haven and the merger with Richmond County, the Company realized a significant shift in its mix of deposits that continued in the first quarter of 2002. At March 31, 2002, core deposits rose $161.7 million from the year-end 2001 amount to $3.2 billion, representing 59.6% of total deposits, while CDs declined $240.1 million to $2.2 billion, representing 40.4%. The net effect was a $78.3 million decline in total deposits to $5.4 billion at March 31, 2002.

The increase in core deposits consisted of a $91.6 million rise in NOW and money market accounts to $1.0 billion; a $41.7 million rise in savings accounts to $1.7 billion; and a $28.4 million rise in non-interest-bearing accounts to $483.5 million. In addition to management's efforts to enhance the appeal of its core deposit products, the higher quarter-end balance reflects the lesser appeal of CDs at a time of comparatively low interest rates.

The decline in CDs was also consistent with management's emphasis on the sale of alternative investment products in lieu of higher cost CDs. The Company generates other income through the sale of such third-party products, and is among the leading producers of revenues through annuity and mutual fund sales among all U.S. banks.

The Company gathers deposits through a network of traditional and in-store branches that extends throughout New York City, Long Island, Westchester County, and New Jersey. On April 5, 2002, the Company completed the divestiture of its seven Connecticut in-store branches and is expected to complete the sale of seven more, in New Jersey and Rockland County, New York, on May 17, 2002. Management expects that the modest decline in deposits resulting from these actions will be tempered by the recent opening of two branches, and by the anticipated opening of two additional branches in June and July.

The funding provided by the Company's deposits was supplemented by a $192.5 million increase in borrowings to $2.7 billion, as the Company continued to take advantage of the favorable yield curve in the first quarter of 2002. Included in the quarter-end amount were FHLB advances of $1.7 billion, reverse repurchase agreements of $775.0 million, and trust-preferred securities of $190.6 million.


Asset and Liability Management and the Management of Interest Rate Risk

The primary component of the Company's market risk is interest rate volatility. Accordingly, the Company manages its assets and liabilities to reduce its exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the level of risk that is appropriate, given the Company's business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with the Board's approved guidelines.

In the process of managing its interest rate risk, the Company has pursued the following strategies: (1) Emphasizing the origination and retention of multi-family and commercial real estate loans with a fixed rate of interest in the first five years of the loan and a rate that adjusts annually in each of years six through ten; (2) selling the majority of one-to-four family mortgage loans it originates to a third party, without recourse; and (3) investing in fixed rate mortgage-backed and mortgage-related securities with estimated average lives of three to seven years. These strategies take into consideration the stability of the Company's core deposit base.

The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in prepayment levels and market interest rates. Mortgage prepayments will vary due to a number of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments are prevailing interest rates and related mortgage refinancing opportunities. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix can be made on a timely basis, when deemed appropriate. The Company does not currently participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance-sheet derivative financial instruments.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in its cost of interest-bearing liabilities relative to its yield on interest-earning assets, and a decline in its net interest income.

In the first quarter of 2002, the Company took a variety of actions to further minimize its interest rate exposure and further match its interest-earning assets and interest-bearing liabilities. First, the Company originated a record level of mortgage loans, primarily secured by multi-family buildings and, to a lesser extent, by commercial real estate properties. Such loans are specifically structured to minimize interest rate risk exposure and typically refinance within four to five years. Second, the Company continued to realize an increase in core deposits and a decline in higher cost CDs.

As a result of these actions, the Company's exposure to interest rate risk at March 31, 2002 was comparable to that discussed in its 2001 Annual Report on Form 10-K. The Company's one-year interest rate sensitivity gap was a negative 8.87% at the close of the quarter, as compared to a negative 8.69% at December 31, 2001.

The Company also monitors changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as the net portfolio value, or NPV. The NPV ratio is the NPV divided by the estimated market value of total assets, and can be viewed as a corollary to the Company's capital ratios. To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. As of March 31, 2002, a 200-basis point increase in interest rates would have reduced the NPV by approximately 12.28% (as compared to 14.36%, the year-end 2001 impact); a 200-basis point reduction would have increased the NPV by 5.00% (as compared to 6.74% at December 31, 2001). There can be no assurances that future changes in the Company's mix of assets and liabilities will not result in greater changes to the NPV and NPV ratio.

Liquidity and Capital Position

Liquidity

The Company manages its liquidity to ensure that its cash flows are sufficient to support the Bank's operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic loan and deposit demand.

As previously indicated, the Company's primary funding sources are deposits and borrowings. Additional funding stems from interest and principal payments on loans, securities, and mortgage-backed securities, and the sale of securities, loans, and foreclosed real estate. While borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage prepayments are subject to such external factors as economic conditions, competition, and market interest rates, and are therefore less predictable.

The principal investing activities of the Bank are the origination of mortgage loans (primarily secured by multi-family buildings) and, to a lesser extent, the purchase of mortgage-backed and other investment securities. In the first quarter of 2002, the net cash used in investing activities totaled $108.4 million, primarily reflecting a $131.5 million net increase in loans, the purchase of securities available for sale totaling $482.0 million, and proceeds from the redemption and sales of securities available for sale totaling $512.1 million. The net increase in loans primarily stemmed from first quarter mortgage loan originations of $511.6 million, offset by repayments and prepayments totaling $442.5 million.

The Bank's investing activities were funded by internal cash flows generated by its operating and financing activities. In the first quarter of 2002, the net cash provided by operating activities totaled $6.0 million, while the net cash provided by financing activities totaled $90.1 million, primarily reflecting a $192.5 million net increase in borrowings.

The Company monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Company's most liquid assets are cash and due from banks and money market investments, which collectively totaled $166.4 million at March 31, 2002, as compared to $178.6 million at December 31, 2001. Additional liquidity stems from the Company's portfolio of securities available for sale, which totaled $2.3 billion at the end of the current first quarter, and from the Bank's approved line of credit with the FHLB, which totaled $3.7 billion.

CDs due to mature in one year or less from March 31, 2002 totaled $1.8 billion; based upon recent retention rates as well as current pricing, management believes that a substantial portion of such deposits will either roll over or be reinvested in annuities or mutual funds sold through the branch network.

The Company's off-balance-sheet commitments at March 31, 2002 consisted of outstanding loan commitments of $677.5 million and commitments to purchase mortgage-backed securities in the amount of $218.0 million.


Capital Position

Supported by first quarter 2002 cash earnings of $64.5 million, stockholders' equity totaled $996.2 million at March 31, 2002, representing 10.75% of total assets and a book value of $10.07 per share, based on 98,929,130 shares. At December 31, 2001, the Company recorded stockholders' equity of $983.1 million, representing 10.68% of total assets and a book value of $10.05 per share, based on 97,774,030 shares.

The March 31, 2002 amount reflects the distribution of cash dividends totaling $15.8 million and the allocation of $37.4 million toward the repurchase of 1,379,596 shares. On February 19, 2002, the Board of Directors authorized the repurchase of up to 2,250,000 shares of Company stock; at quarter's end, 1,937,191 shares were still available for repurchase under said authorization.

At March 31, 2002, the level of stockholders' equity was more than sufficient to exceed the minimum federal requirements for a bank holding company. The Company's leverage capital totaled $491.7 million, or 5.74% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $491.7 million and $533.2 million, representing 10.18% and 11.04% of risk-weighted assets, respectively. At December 31, 2001, the Company's leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $497.2 million, $497.2 million, and $542.4 million, representing 5.95% of adjusted average assets, 10.37% of risk-weighted assets, and 11.31% of risk-weighted assets, respectively.

The following regulatory capital analyses set forth the Company's and the Bank's leverage, Tier 1 risk-based, and total risk-based capital levels in comparison with the minimum federal requirements.




Regulatory Capital Analysis (Company)

                                                                               At March 31, 2002

                                                                                           Risk-Based Capital
                                          Leverage Capital                      Tier 1                           Total
(dollars in thousands)                  Amount          Ratio            Amount          Ratio            Amount         Ratio
                                      ------------   -------------     ------------   -------------     ------------  ----------

Total equity                             $491,669         5.74%           $491,669       10.18%            $533,236       11.04%
Regulatory capital requirement            428,450         5.00             289,900        6.00              483,167       10.00
                                      ------------   -------------     ------------   -------------     ------------  ----------
Excess                                    $63,219         0.74%           $201,769        4.18%             $50,069        1.04%
                                      ============   =============     ============   =============     ============  ==========


Regulatory Capital Analysis (Bank Only)

                                                                           At March 31, 2002

                                                                                            Risk-Based Capital
                                          Leverage Capital                      Tier 1                           Total
(dollars in thousands)                  Amount          Ratio            Amount          Ratio            Amount         Ratio
                                      ------------   -------------     ------------   -------------     ------------  ----------

Total savings bank equity                $519,184         6.07%           $519,184       10.58%            $560,751       11.42%
Regulatory capital requirement            256,662         3.00             196,340        4.00              392,681        8.00
                                      ------------   -------------     ------------   -------------     ------------  ----------
Excess                                   $262,522         3.07%           $322,844        6.58%            $168,070        3.42%
                                      ============   =============     ============   =============     ============  ==========




On April 22, 2002, the Company filed with the SEC a universal shelf registration on Form S-3 to enable it to raise capital through the issuance of debt securities, common stock, trust preferred securities, or a combination of trust preferred securities and warrants to purchase common stock, depending on market conditions and its capital needs. On April 29, 2002, the Company filed a supplemental prospectus for the offering of 5,100,000 shares of common stock with an estimated value of approximately $150.0 million, based upon the $29.43 per share closing price of its common stock on April 25, 2002. Assuming that the offering proceeds will be invested in 100% risk-weighted assets, the Company's leverage, Tier 1 risk-based, and total risk-based capital ratios would adjust to 7.29%, 12.72%, and 13.56%.

Comparison of the Three Months Ended March 31, 2002 and March 31, 2001

Earnings Summary

The Company's first quarter 2002 performance was driven by a combination of factors, including the Richmond County merger, the record level of loan production, and the ongoing restructuring of the balance sheet during a period of comparatively lower market interest rates.

Net income rose to $46.3 million, or $0.47 per diluted share, in the current first quarter from $27.6 million, or $0.44 per diluted share, in the first quarter of 2001. The 2001 amount included a non-core after-tax gain of $10.3 million on the sale of loans and securities acquired in the Haven transaction; absent this gain, the Company's first quarter 2001 core earnings totaled $17.4 million, or $0.28 per diluted share.

The Company's first quarter 2002 core earnings thus rose 67.9% on a diluted per share basis, and generated a 2.00% ROA and an 18.88% ROE.

The Company's cash earnings, meanwhile, rose to $64.5 million from $33.0 million, equivalent to a 22.6% increase in diluted cash earnings per share to $0.65 from $0.53. The Company's cash earnings thus added $18.2 million, or 39.3%, more to regulatory tangible capital than its reported earnings, while generating an ROA and ROE of 2.79% and 26.29%.

Net interest income rose $47.9 million year-over-year to $83.1 million, the net effect of a $56.8 million, or 67.3%, rise in interest income to $141.1 million and an $8.8 million, or 18.0%, rise in interest expense to $58.1 million. The higher level of interest income stemmed from a $3.8 billion rise in the average balance of interest-earning assets to $8.8 billion, which more than offset a 73-basis point drop in the average yield to 7.08%. The higher level of interest expense stemmed from a $3.5 billion rise in the average balance of interest-bearing liabilities to $7.6 billion, tempered by a 175-basis point reduction in the average cost of funds to 3.08%. The growth in net interest income was paralleled by a 102-basis point rise in interest rate spread to 4.00% and a 91-basis point rise in net interest margin to 4.16%.

Other operating income totaled $19.8 million in the current first quarter, as compared to $28.5 million in the year-earlier three months. Included in the 2001 amount are $15.7 million in pre-tax gains on the sale of loans and securities in connection with the Haven acquisition; excluding these gains, core other operating income totaled $12.8 million in the first quarter of 2001. The resultant $7.0 million increase stemmed from a $3.2 million rise in fee income to $11.2 million and a $3.8 million rise in core other income to $8.6 million. The growth in other operating income stemmed from several sources, including the expansion of the franchise pursuant to the Richmond County merger and the acquisition of the remaining 53% equity interest in PBC.

Operating expense rose to $33.7 million in the current first quarter from $19.4 million in the first quarter of 2001. The increase stemmed from the addition of the Richmond County branches and, to a lesser extent, from the acquisition of PBC. The growth in operating expense was sufficiently offset by the growth in net interest income and core other operating income to produce an improvement in the core efficiency ratio to 32.73%.

Reflecting the adoption of SFAS Nos. 141 and 142 on January 1, 2002, the Company discontinued the amortization of goodwill that stemmed from the Haven acquisition but continued to amortize the CDI stemming from the Richmond County merger. In the first quarter of 2002, the amortization of CDI totaled $1.5 million, comparable to the goodwill amortization recorded in the first quarter of 2001.

Income tax expense rose $6.3 million to $21.4 million, a function of a $25.0 million increase in pre-tax income to $67.7 million and a decline in the effective tax rate to 31.57% from 35.27%.

The provision for loan losses was once again suspended, reflecting the coverage provided by the loan loss allowance and the ongoing quality of the Company's loan portfolio.

Based on the Company's first quarter results, the current pipeline, and other strategic actions, management updated its guidance to reflect an increase in its diluted earnings per share estimates. Management currently anticipates that the Company's 2002 diluted earnings per share will range from $2.04 to $2.08 and that its diluted cash earnings per share will range from $2.30 to $2.35. These estimates do not take into consideration the prospective impact of the common stock offering now in progress.

For a discussion of factors that could adversely impact the Company's ability to fulfill these expectations, please see the discussion of forward-looking statements and associated risk factors beginning on page 8 of this filing and the specific discussions of net interest income, other operating income, non-interest expense, and income tax expense on pages 20 to 23.


Cash Earnings Analysis

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                      ----------------------------------------
(in thousands, except per share data)                                    2002                         2001
                                                                      -----------                  -----------
Net income                                                               $46,321                      $27,644
Additional contributions to tangible stockholders' equity:
   Amortization and appreciation of stock-related benefit plans            1,429                         894
   Tax benefit effect on stock plans                                      14,727                       2,500
   Dividends on unallocated ESOP shares                                      530                         475
                                                                      -----------                  ----------
Total additional contributions to tangible stockholders' equity           16,686                        3,869
Amortization of core deposit intangible and goodwill                       1,500                        1,482
                                                                      -----------                  -----------
Cash earnings                                                            $64,507                      $32,995
                                                                      ===========                  ===========

Cash earnings per share                                                    $0.65                        $0.54
Diluted cash earnings per share                                            $0.65                        $0.53
                                                                      ===========                  ===========

The Company calculates cash earnings by adding back to net income certain operating and income tax expenses stemming from the amortization and appreciation of shares held in the Company's stock-related benefit plans, as well as the CDI stemming from the Richmond County merger. The Company believes that its cash earnings, and the related cash performance measures, enable investors to gain a better understanding of its trends and results of operations than its GAAP results alone. Such non-GAAP measures should be viewed in addition to, and not in lieu of, the Company's GAAP results. In addition, the way in which the Company calculates cash earnings may differ from that of companies reporting similarly-named measures.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

In the first quarter of 2002, the average balance of interest-earning assets was substantially increased by loans and securities acquired in the Richmond County merger, and by the record level of mortgage loans produced. At the same time, the Company's yields moved lower in response to the year-over-year decline in market interest rates. The decline in yields was greatly offset by the higher average balance, producing a significant increase in interest income.

The Company recorded interest income of $141.1 million in the current first quarter, as compared to $84.4 million in the year-earlier three months. The $56.8 million, or 67.3%, rise was fueled by a $3.8 billion increase in the average balance of interest-earning assets to $8.1 billion, which more than offset a 73-basis point drop in the average yield to 7.08%.

Mortgage and other loans generated $100.5 million, or 71.2%, of total interest income, up from $70.5 million, or 83.6%, in the first quarter of 2001. The 42.5% increase was the net effect of a $1.8 billion rise in the average balance to $5.4 billion and a 20-basis point decline in the average yield to 7.54%. Notwithstanding the significant rise in the average balance, mortgage and other loans represented 66.8% of average interest-earning assets in the current first quarter, as compared to 84.3% in the year-earlier three months.

Largely in connection with the Richmond County merger, the average balance of mortgage-backed securities rose to $2.2 billion from $163.7 million, thus representing 26.9% and 3.8%, respectively, of average interest-earning assets in the first quarter of 2002 and 2001. While the average yield dropped to 6.03% from 6.82%, the higher average balance was sufficient to generate a $29.5 million increase in interest income to $32.3 million, representing 22.9% of total interest income for the current three-month period.

The higher levels of interest income produced by loans and mortgage-backed securities were only slightly tempered by reductions in the interest income from securities and money market investments. In the first quarter of 2002, the interest income generated by securities fell $661,000 to $8.2 million, as a $129.3 million rise in the average balance to $479.1 million was offset by a 320-basis point decline in the average yield to 6.98%. The interest income generated by money market investments, meanwhile, fell $2.0 million to $123,000, the result of a $135.0 million reduction in the average balance to $29.1 million and a 357-basis point decline in the average yield to 1.71%.


Interest Expense

The level of interest expense is a function of the average balance and composition of the Company's interest-bearing liabilities and the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

Reflecting the Richmond County merger and its subsequent releveraging program, the Company recorded interest expense of $58.1 million in the current first quarter as compared to $49.2 million in the first quarter of 2001. The 18.0% increase was the net effect of a $3.5 billion, or 84.8%, rise in the average balance of interest-bearing liabilities to $7.6 billion, and a 175-basis point decline in the average cost of funds to 3.08%.

Borrowings generated $29.1 million, or 50.1%, of total interest expense in the current first quarter, as compared to $16.0 million, or 32.4%, in the year-earlier three months. The $13.1 million increase was the net effect of a $1.6 billion rise in the average balance to $2.6 billion, and a 180-basis point decline in the average cost to 4.46%. While the lower cost was a function of the prevailing interest rate environment, the higher balance reflects the releveraging program implemented in the third quarter of 2001. Borrowings represented 34.7% of average interest-bearing liabilities in the current first quarter, as compared to 25.0% in the first quarter of 2001.

CDs generated interest expense of $19.6 million, or 33.8% of the first quarter 2002 total, down from $27.2 million, or 55.2%, in the first quarter of 2001. While the average balance of CDs rose $448.6 million, in connection with the Richmond County merger, the increase was largely offset by a 251-basis point decline in the average cost to 3.46%. The reduction in cost reflects the downward repricing of CDs in a lower interest rate environment and the comparatively low growth rate of CDs as compared to the growth rate of other types of accounts within the deposit mix. CDs thus represented 30.1% of average interest-bearing liabilities in the current first quarter, down from 44.7% in the year-earlier three months.

Largely reflecting deposits acquired in the Richmond County merger, other funding (NOW and money market accounts, savings accounts, mortgagors' escrow, and non-interest-bearing deposits) generated combined interest expense of $9.4 million, as compared to $6.1 million in the year-earlier three months. The increase was the net effect of a $1.7 billion rise in the combined average balance to $3.1 billion, and a 51-basis point decline in the average cost to 1.21%.

The interest expense generated by NOW and money market accounts dropped $409,000 to $3.5 million, the net effect of a $263.3 million rise in the average balance to $994.6 million and a 74-basis point reduction in the average cost to 1.44%. Savings accounts generated interest expense of $5.8 million, up $3.7 million, the net effect of a $1.2 billion rise in the average balance to $1.7 billion and a 33-basis point decline in the average cost to 1.42%. The interest expense produced by mortgagors' escrow rose $1,000 to $5,000, the net effect of a $13.4 million rise in the average balance to $37.1 million and a two-basis point reduction in the average cost to five basis points. In addition, the average balance of non-interest-bearing deposits rose $283.4 million to $446.7 million in the first quarter of 2002.



Net Interest Income Analysis

                                                                        Three Months Ended March 31,
                                               -----------------------------------------------------------------------------
                                                                2002                                      2001

                                                                            Average                                 Average
                                                 Average                     Yield/         Average                  Yield/
                                                 Balance      Interest        Cost          Balance     Interest      Cost
                                               ------------   ---------   ------------    -----------   --------    --------

(dollars in thousands)
Assets:
  Interest-earning assets:
   Mortgage and other loans, net                $5,406,223    $100,452        7.54%       $3,642,448    $70,509       7.74%
   Securities                                      479,123       8,242        6.98           349,820      8,903      10.18
   Mortgage-backed securities                    2,173,978      32,313        6.03           163,722      2,792       6.82
   Money market investments                         29,133         123        1.71           164,101      2,154       5.28
                                               ------------   ---------   ------------    -----------   --------    --------
  Total interest-earning assets                  8,088,457     141,130        7.08         4,320,091     84,358       7.81
  Non-interest-earning assets                    1,161,647                                   305,741
                                               ------------                               -----------
  Total assets                                  $9,250,104                                $4,625,832
                                               ============                               ===========
Liabilities and Stockholders' Equity:

  Interest-bearing deposits:
   NOW and money market accounts                $  994,633    $  3,527        1.44%       $  731,373    $ 3,936       2.18%
   Savings accounts                              1,661,027       5,827        1.42           495,212      2,139       1.75
   Certificates of deposit                       2,296,377      19,612        3.46         1,847,767     27,180       5.97
   Borrowings                                    2,647,000      29,097        4.46         1,035,057     15,969       6.26
   Mortgagors' escrow                               37,110           5        0.05            23,733          4       0.07
                                               ------------   ---------   ------------    -----------   --------    --------
  Total interest-bearing liabilities             7,636,147      58,068        3.08         4,133,142     49,228       4.83
  Non-interest-bearing deposits                    446,712                                   163,278
  Other liabilities                                185,833                                    49,365
                                               ------------                               -----------
  Total liabilities                              8,268,692                                 4,345,785
  Stockholders' equity                             981,412                                   280,047
                                               ------------                               -----------
Total liabilities and stockholders' equity      $9,250,104                                $4,625,832
                                               ============                               ===========
  Net interest income/interest rate spread                     $83,062        4.00%                     $35,130       2.98%
                                                              =========   ============                  ========    ========
  Net interest-earning assets/net interest
    margin                                        $452,310                    4.16%         $186,949                  3.25%
                                               ============               ============    ===========               ========
  Ratio of interest-earning assets to
    interest-bearing liabilities                                              1.06x                                   1.05x
                                                                          ============                              ========



Net Interest Income

Net interest income is the Company's primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors are influenced by the pricing and mix of the Company's interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the FOMC. The FOMC reduces, maintains, or increases the federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. The federal funds rate held steady at 1.75% in the current first quarter; in the year-earlier quarter, the rate ranged from a high of 6.50% to a low of 5.00%.

The Company recorded net interest income of $83.1 million in the current first quarter, up 10.7% from $75.1 million in the trailing quarter and up 136.4% from $35.1 million in the first quarter of 2001. The year-over-year increase was fueled by the $3.8 billion rise in average interest-earning assets and supported by the 175-basis point decline in the average cost of funds.

The growth in the Company's first quarter 2002 net interest income was paralleled by the expansion of its interest rate spread and net interest margin. At 4.00%, the Company's spread was 32 and 102 basis points wider than the trailing- and year-earlier measures; at 4.16%, its margin was 33 and 91 basis points wider than the measures in the corresponding periods.

It is management's expectation that the Company's net interest income, interest rate spread, and net interest margin in 2002 will continue to reflect the benefit of the Richmond County merger and the record level of mortgage loans being produced. Yields are likely to increase as market interest rates move higher, and as more loans are originated at such higher rates. In addition, management anticipates that $1.6 million in CDs with an average cost of 4.00% will reprice downward over the next three quarters, further supporting an increase in net interest income and the expansion of the Company's spread and margin over the course of the year.

Among the factors that could cause net interest income, interest rate spread, and net interest margin to fall short of anticipated levels would be a more significant increase in market interest rates than has already been considered; increased competition for loans and deposits; and a decline in the demand for multi-family mortgage loans. Other factors that could adversely impact the level of net interest income include a decline in asset quality; a significant reduction in the volume of multi-family mortgage loan refinancings, and a change in the deposit mix in favor of higher cost funds.

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

While the Company's loan portfolio has grown dramatically through merger transactions and internal loan production, the quality of its assets improved in the first quarter of 2002. At March 31, 2001, non-performing loans totaled $14.6 million, representing 0.27% of loans, net; at December 31, 2001, non-performing loans totaled $17.5 million, representing 0.33% of loans, net.

Reflecting the quality of the Company's loans and the coverage provided by the loan loss allowance, the provision for loan losses was suspended in the current first quarter, as it was throughout 2001. The allowance for loan losses was maintained at $40.5 million, representing 277.38% of non-performing loans and 0.74% of loans, net, at March 31, 2002.

Absent a significant downturn in the economy or in the quality of the Company's assets, an increase in loan delinquencies or charge-offs, or a requirement of the Company's regulators, management anticipates that it will suspend the provision for loan losses for the remainder of 2002. For additional information about the allowance for loan losses, please see the discussion of asset quality beginning on page 11 of this report.


Other Operating Income

The Company has traditionally supplemented its net interest income with other operating income derived from service fees and fees charged on loans and depository accounts. Since the Haven acquisition, these income sources have been augmented by income from the Company's increased investment in Bank-owned Life Insurance ("BOLI") and by the sale of banking and investment services in a vastly expanded branch network. More recently, the level of other operating income has been bolstered by revenues derived from PBC and from routine sales of securities available for sale.

Other operating income totaled $19.8 million in the current first quarter and $28.5 million in the first quarter of 2001. Included in the latter amount were non-core pre-tax gains of $15.7 million on the sale of loans and securities, specifically in connection with the post-Haven acquisition restructuring of the balance sheet. Excluding these gains, core other operating income totaled $12.8 million in the first quarter of 2001.

Core other operating income thus rose $7.0 million in the current first quarter, including a $3.2 million, or 40.7%, rise in fee income to $11.2 million, and a $3.8 million, or 78.1%, rise in core other income to $8.6 million. While the higher level of fee income largely reflects the expansion of the franchise and customer base pursuant to the Richmond County merger, the higher level of core other income reflects revenues from four primary sources:

BOLI, which accounted for $1.8 million; PBC, which accounted for $1.5 million; and third-party product sales and gains on the sale of securities, which accounted for the rest.

Notwithstanding the divestiture of 14 in-store branches in the second quarter, the Company continues to anticipate that other operating income will range from $62.0 million to $65.0 million in 2002. These projections include other operating income expected to stem from the addition of four new branches, including two now scheduled to open in June and July.


Non-Interest Expense

Non-interest expense has two primary components: operating expense, consisting of compensation and benefits, occupancy and equipment, general and administrative ("G&A"), and other expenses; and the amortization of the CDI stemming from the Company's merger of equals with Richmond County. The amortization of the goodwill stemming from the acquisition of Haven was discontinued on January 1, 2002 in connection with the Company's adoption of SFAS Nos. 141 and 142.

In the first quarter of 2002, non-interest expense rose to $35.2 million from $20.9 million in the first quarter of 2001, largely reflecting a $14.2 million increase in operating expense.

Reflecting the impact of the Richmond County merger and, to a far lesser extent, the PBC acquisition, the Company recorded operating expense of $33.7 million in the current first quarter, as compared to $19.4 million in the first quarter of 2001. Notwithstanding the $14.2 million increase, and reflecting the growth in average assets, the ratio of operating expense to average assets improved to 1.46% in the current first quarter from 1.68% in the year-earlier three months.

The increase in operating expense stemmed from a $6.8 million rise in compensation and benefits expense to $16.5 million; a $2.7 million rise in occupancy and equipment expense to $6.1 million; a $3.9 million rise in G&A expense to $9.6 million; and an $849,000 rise in other expense to $1.5 million. The across-the board increase largely reflects the costs of staffing and operating a branch network that grew from 86 to 119 locations pursuant to the Richmond County merger, and the costs of promoting the Company's products and services to a much larger customer base. In addition, the acquisition of PBC added to compensation and benefits and occupancy and equipment expense.

Also reflected in compensation and benefits expense are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses"), which were added back to stockholders' equity at the end of the quarter and to net income as part of the cash earnings calculation for the three-month period. In the first quarter of 2002, such plan-related expenses totaled $1.4 million, as compared to $894,000 in the year-earlier three months.

The growth in operating expense was sufficiently offset by the growth in net interest income and in core other operating income to produce an improvement in the core efficiency ratio to 32.73% from 40.59%. On a cash earnings basis, the efficiency ratio equaled 31.34% and 29.12%, respectively, in the three months ended March 31, 2002 and 2001.

As stated above, the Company discontinued the amortization of goodwill stemming from the Haven acquisition on January 1, 2002, but continues to amortize the CDI stemming from the Richmond County merger. In the first quarter of 2002, the amortization of CDI totaled $1.5 million; in the first quarter of 2001, the amortization of goodwill from the Haven acquisition totaled a near-equivalent amount.

Notwithstanding the increase in first quarter 2002 operating expense, it is currently management's expectation that operating expense will range between $123.0 million and $125.0 million for the year. Cost savings are expected to stem from the divestiture of seven in-store branches in Connecticut on April 5th and from the sale of seven other in-store branches in Rockland County, New York, and New Jersey on or about May 17, 2002. In addition, the Company continues to realize savings through the reduction of overlapping resources pursuant to the Richmond County merger, and from the imposition of further cost controls.

The amortization of CDI from the Richmond County merger is expected to stabilize at $1.5 million per quarter. In the second quarter of 2002, the Company will test the goodwill stemming from the Haven and Richmond County transactions for impairment; management does not anticipate that the outcome of these tests will have a material impact on the consolidated financial statements of the Company.

The number of full-time equivalent employees at March 31, 2002 was 1,554.


Income Tax Expense

The Company recorded first quarter 2002 income tax expense of $21.4 million, as compared to $15.1 million in the year-earlier three months. The $6.3 million increase was the net effect of a $25.0 million rise in pre-tax income to $67.7 million and a decline in the effective tax rate to 31.57% from 35.27%.

The reduction in the effective tax rate reflects the benefit of tax planning strategies implemented in the trailing quarter, including the restructuring of a Bank subsidiary at year-end. As the restructuring is expected to provide a recurring tax benefit, management anticipates that the effective tax rate will stabilize at 32% for the remainder of the year.



           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Asset and Liability Management and the Management of Interest Rate Risk that appear on pages 20 - 23 of the Company's 2001 Annual Report to Shareholders, filed on April 1, 2002. At this writing, there has been no material change in the Company's market risk profile since the 2001 Annual Report was filed. See the discussion of Asset and Liability Management and the Management of Interest Rate Risk that begins on page 14 of this report.

                        NEW YORK COMMUNITY BANCORP, INC.

                           PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings

The Bank is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Bank.

Item 2. Changes in Securities and Use of Proceeds

On November 28, 2001, the Company's wholly-owned subsidiary, NYCB Capital Trust I ("Trust I"), issued $36.0 million in floating rate capital securities in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The principal underwriter of the transaction was Sandler O'Neill & Partners, L.P. The aggregate offering price of the capital securities was $36.0 million. The aggregate commission paid to the underwriters was approximately $1.1 million. In exchange for the proceeds from the offering of the capital securities and the proceeds from the sale of Trust I's common securities, the Company issued Trust I $37.1 million aggregate principal amount of junior subordinated debentures in an offering exempt from registration under
Section 4(2) of the Act.

On December 18, 2001, the Company's wholly-owned subsidiary, New York Community Statutory Trust I ("Statutory Trust I"), issued $35.0 million in floating rate capital securities in an offering exempt from registration under Section 4(2) of the Act. The principal underwriters of the transaction were Keefe, Bruyette & Woods, Inc. and First Tennessee Capital Markets. The aggregate offering price of the capital securities was $35.0 million. The aggregate commission paid to the underwriters was approximately $1.1 million. In exchange for the proceeds of the offering of the capital securities and the proceeds from the sale of Statutory Trust I's common securities, the Company issued Statutory Trust I $36.1 million aggregate principal amount of junior subordinated debentures in an offering exempt from registration under Section 4(2) of the Act.

On December 28, 2001, the Company's wholly-owned subsidiary, New York Community Statutory Trust II ("Statutory Trust II"), issued $50.3 million in floating rate capital securities in an offering exempt from registration under Section 4(2) of the Act. No underwriter was used in this transaction. The aggregate offering price of the capital securities was $50.3 million. In exchange for the proceeds of the offering of the capital securities and the proceeds from the sale of Statutory Trust II's common securities, the Company issued $51.8 million aggregate principal amount of junior subordinated debentures to Statutory Trust II in an offering exempt from registration under Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

On April 16, 2002, the Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on May 15, 2002 to shareholders of record at the close of business on May 1, 2002.

On April 22, 2002, the Company filed a shelf registration on SEC Form S-3 to enable it to periodically offer and sell debt or equity securities.

On April 29, 2002, the Company announced that it had filed an amendment to the SEC Form S-3 registration statement that was filed on April 22, 2002. The amendment includes a preliminary prospectus supplement for the offering of 5,100,000 shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 3.2:      Bylaws*
      Exhibit  11:      Statement re: Computation of Per Share Earnings
                        - filed herewith

(b)  Reports on Form 8-K

     On January 2, 2002, the Company filed a Current Report on Form 8-K regarding the date of the Company's 2002 Annual Meeting of Shareholders and the related voting record date.

     On April 17, 2002, the Company filed a Current Report on Form 8-K reporting its earnings for the three months ended March 31, 2002 and also announcing a 25% increase in its quarterly cash dividend to $0.20 per share.

     On April 23, 2002, the Company filed a Current Report on Form 8-K regarding the filing of its form of amended and restated declaration of trust and opinion of Morris, James, Hitchens, & Williams as incorporated by reference to its registration statement on Form S-3.

* Incorporated by reference to the Exhibits filed with the Company's Form 10-K for the year ended December 31, 2001, File No. 0-22278.

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


                                        New York Community Bancorp, Inc.
                                        --------------------------------
                                        (Registrant)


DATE:  May 6, 2002            BY:       /s/ Joseph R. Ficalora
                                        ----------------------
                                        Joseph R. Ficalora
                                        President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)

DATE:  May 6, 2002            BY:       /s/ Robert Wann
                                        ---------------
                                        Robert Wann
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                                     Exhibit 11
                        NEW YORK COMMUNITY BANCORP, INC.

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS



                                                          Three Months Ended
                                                               March 31,
(in thousands, except per share data)                    2002            2001
--------------------------------------------------------------------------------

Net income                                                $46,321       $27,644

Weighted average common shares outstanding                 98,547        61,334
                                                      ===========    ==========

Earnings per common share                                   $0.47         $0.45
                                                      ===========    ==========

Weighted average common shares outstanding                 98,547        61,334

Additional dilutive shares using average market
    value for the period when utilizing the treasury
    stock method regarding stock options                     979          1,027
                                                      -----------    ----------

Total shares for diluted earnings per share                99,526        62,361
                                                      ===========    ==========

Diluted earnings per common share
    and common share equivalents                           $0.47          $0.44
                                                      ===========    ==========