Form 10-Q
period 2002-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2002-08-14
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                         Commission File Number 0-22278

                        NEW YORK COMMUNITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      06-1377322
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  615 Merrick Avenue, Westbury, New York 11590
                    (Address of principal executive offices)

       (Registrant's telephone number, including area code) 516: 683-4100

          Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                                  107,494,110
                         -------------------------------
                         Number of shares outstanding at
                                 August 9, 2002

                        NEW YORK COMMUNITY BANCORP, INC.

                                    FORM 10-Q

                           Quarter Ended June 30, 2002

INDEX                                                                   Page No.
-----                                                                   --------

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Condition as of June 30,
        2002 (unaudited) and December 31, 2001                           1

        Consolidated Statements of Income and Comprehensive
        Income for the Three and Six Months Ended June 30, 2002
        and 2001 (unaudited)                                             2

        Consolidated Statement of Changes in Stockholders'
        Equity for the Six Months Ended June 30, 2002
        (unaudited)                                                      3

        Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 2002 and 2001 (unaudited)                  4

        Notes to Unaudited Consolidated Financial Statements             5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              9

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                     29


Part II.OTHER INFORMATION

Item 1. Legal Proceedings                                               30

Item 2. Changes in Securities                                           30

Item 3. Defaults Upon Senior Securities                                 30

Item 4. Submission of Matters to a Vote of Security Holders             30

Item 5. Other Information                                               31

Item 6. Exhibits and Reports on Form 8-K                                31

Signatures                                                              33

Exhibits                                                                34

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                        (in thousands, except share data)

                                                                           June 30,      December 31,
                                                                             2002            2001
                                                                         (unaudited)
                                                                         ------------    ------------
Assets
Cash and due from banks                                                  $    141,826    $    168,449
Money market investments                                                        1,152          10,166
Securities held to maturity ($166,308 and $114,881 pledged at
   June 30, 2002 and December 31, 2001, respectively)                         284,037         203,195
Mortgage-backed securities held to maturity ($44,619 and $50,801
   pledged at June 30, 2002 and December 31, 2001, respectively)               44,619          50,865
Securities available for sale ($2,469,912 and $1,381,356 pledged at
   June 30, 2002 and December 31, 2001, respectively)                       3,429,320       2,374,782
Mortgage loans:
   Multi-family                                                             4,029,588       3,255,167
   1-4 family                                                                 562,121       1,318,295
   Commercial real estate                                                     519,793         561,944
   Construction                                                               146,213         152,367
                                                                         ------------    ------------
Total mortgage loans                                                        5,257,715       5,287,773
Other loans                                                                    88,246         116,969
Less:  Unearned loan fees                                                      (6,457)         (3,055)
       Allowance for loan losses                                              (40,500)        (40,500)
                                                                         ------------    ------------
Loans, net                                                                  5,299,004       5,361,187
Premises and equipment, net                                                    67,437          69,010
Goodwill, net                                                                 624,406         614,653
Core deposit intangible, net                                                   54,500          57,500
Deferred tax asset, net                                                        14,463          40,396
Other assets                                                                  279,119         252,432
                                                                         ------------    ------------
Total assets                                                             $ 10,239,883    $  9,202,635
                                                                         ============    ============

Liabilities and Stockholders' Equity
Deposits:
   NOW and money market accounts                                         $  1,112,290    $    948,324
   Savings accounts                                                         1,673,913       1,639,239
   Certificates of deposit                                                  2,016,955       2,407,906
   Non-interest-bearing accounts                                              481,594         455,133
                                                                         ------------    ------------
Total deposits                                                              5,284,752       5,450,602
                                                                         ------------    ------------
Official checks outstanding                                                    26,248          87,647
Borrowings                                                                  3,545,729       2,506,828
Mortgagors' escrow                                                             34,659          21,496
Other liabilities                                                             135,505         152,928
                                                                         ------------    ------------
Total liabilities                                                           9,026,893       8,219,501
                                                                         ------------    ------------
Stockholders' equity:
    Preferred stock at par $0.01 (5,000,000 shares authorized;
     none issued)                                                                  --              --
    Common stock at par $0.01 (150,000,000 shares authorized;
     108,224,425 shares issued; 107,950,268 and 101,845,276 shares
     outstanding at June 30, 2002 and December 31, 2001, respectively)          1,082           1,082
    Paid-in capital in excess of par                                        1,011,849         898,830
    Retained earnings (substantially restricted)                              182,661         167,511
    Less: Treasury stock (274,157 and 6,379,149 shares, respectively)          (5,291)        (78,294)
          Unallocated common stock held by ESOP                               (21,081)         (6,556)
          Common stock held by SERP                                            (3,113)         (3,113)
          Unearned common stock held by RRPs                                      (41)            (41)
    Accumulated other comprehensive income, net of tax effect                  46,924           3,715
                                                                         ------------    ------------
Total stockholders' equity                                                  1,212,990         983,134
                                                                         ------------    ------------
Total liabilities and stockholders' equity                               $ 10,239,883    $  9,202,635
                                                                         ============    ============

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                     For the                For the
                                               Three Months Ended       Six Months Ended
                                                     June 30,               June 30,
                                               -------------------    -------------------
                                                 2002       2001        2002       2001
                                               --------   --------    --------   --------
Interest Income:
     Mortgage and other loans                  $105,677   $ 63,099    $206,130   $133,607
     Securities                                   9,469      5,229      17,711     14,133
     Mortgage-backed securities                  37,004      7,302      69,317     10,094
     Money market investments                       153      2,686         276      4,839
                                               --------   --------    --------   --------
Total interest income                           152,303     78,316     293,434    162,673
                                               --------   --------    --------   --------

Interest Expense:
     NOW and money market accounts                4,063      3,014       7,591      6,950
     Savings accounts                             5,865      2,183      11,692      4,321
     Certificates of deposit                     15,116     24,797      34,728     51,978
     Borrowings                                  31,819     12,111      60,915     28,079
     Mortgagors' escrow                               5          8          10         12
                                               --------   --------    --------   --------
Total interest expense                           56,868     42,113     114,936     91,340
                                               --------   --------    --------   --------
          Net interest income                    95,435     36,203     178,498     71,333
Provision for loan losses                            --         --          --         --
                                               --------   --------    --------   --------
          Net interest income after
              provision for loan losses          95,435     36,203     178,498     71,333
                                               --------   --------    --------   --------

Other Operating Income:
     Fee income                                  10,822      7,789      21,983     15,722
     Net securities gains                         6,253        369       7,783      8,946
     Other                                       10,906      2,970      18,009     14,941
                                               --------   --------    --------   --------
Total other operating income                     27,981     11,128      47,775     39,609
                                               --------   --------    --------   --------

Non-interest Expense:
Operating expense:
     Compensation and benefits                   19,166      7,828      35,653     17,542
     Occupancy and equipment                      5,575      3,716      11,668      7,088
     General and administrative                   7,013      5,347      16,574     11,009
     Other                                        1,570        675       3,091      1,348
                                               --------   --------    --------   --------
Total operating expense                          33,324     17,566      66,986     36,987
                                               --------   --------    --------   --------
     Amortization of core deposit intangible
         and goodwill                             1,500      1,482       3,000      2,964
                                               --------   --------    --------   --------
Total non-interest expense                       34,824     19,048      69,986     39,951
                                               --------   --------    --------   --------

Income before income taxes                       88,592     28,283     156,287     70,991
Income tax expense                               30,463      9,588      51,837     24,652
                                               --------   --------    --------   --------
          Net income                           $ 58,129   $ 18,695    $104,450   $ 46,339
                                               ========   ========    ========   ========
Comprehensive income, net of tax:
     Unrealized gain (loss) on securities        41,642     (2,198)     43,209      3,971
                                               --------   --------    --------   --------
          Comprehensive income                 $ 99,771   $ 16,497    $147,659   $ 50,310
                                               ========   ========    ========   ========

          Earnings per share(1)                   $0.57      $0.31       $1.04      $0.77
                                                  =====      =====       =====      =====
          Diluted earnings per share(1)           $0.57      $0.31       $1.03      $0.75
                                                  =====      =====       =====      =====

(1) Per share amounts for the three and six months ended June 30, 2001 have been adjusted to reflect a 3-for-2 stock split on September 20, 2001.

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Six Months Ended
                                                               June 30, 2002
(in thousands, except per share data)                           (unaudited)
------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
    Balance at beginning of year                                $      1,082
    Shares issued                                                         --
                                                                ------------
Balance at end of period                                               1,082
                                                                ------------

Paid-in Capital in Excess of Par:
    Balance at beginning of year                                     898,830
    Shares issued in secondary offering and fractional shares         95,569
    Tax benefit effect on stock plans                                 14,727
    Allocation of ESOP stock                                           2,723
                                                                ------------
Balance at end of period                                           1,011,849
                                                                ------------

Retained Earnings:
    Balance at beginning of year                                     167,511
    Net income                                                       104,450
    Dividends paid on common stock                                   (36,923)
    Exercise of stock options (2,069,975 shares)                     (52,377)
                                                                ------------
Balance at end of period                                             182,661
                                                                ------------

Treasury Stock:
    Balance at beginning of year                                     (78,294)
    Purchase of common stock (1,829,982 shares)                      (50,103)
    Common stock issued in secondary offering                         67,303
    Exercise of stock options (2,069,975 shares)                      55,803
                                                                ------------
Balance at end of period                                              (5,291)
                                                                ------------

Employee Stock Ownership Plan:
    Balance at beginning of year                                      (6,556)
    Common stock acquired by ESOP                                    (14,790)
    Allocation of ESOP stock                                             265
                                                                ------------
Balance at end of period                                             (21,081)
                                                                ------------

SERP Plan:
    Balance at beginning of year                                      (3,113)
    Common stock acquired by SERP                                         --
                                                                ------------
Balance at end of period                                              (3,113)
                                                                ------------

Recognition and Retention Plans:
    Balance at beginning of year                                         (41)
    Earned portion of RRPs                                                --
                                                                ------------
Balance at end of period                                                 (41)
                                                                ------------

Accumulated Comprehensive Income, Net of Tax:
    Balance at beginning of year                                       3,715
    Net unrealized appreciation in securities, net of tax             43,209
                                                                ------------
Balance at end of year                                                46,924
                                                                ------------

Total stockholders' equity                                      $  1,212,990
                                                                ============

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            2002            2001
(in thousands)                                                                  (unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                            $   104,450    $    46,339
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                           3,260          2,363
       Amortization of premiums (accretion of discounts), net                  3,697        (10,946)
       Amortization of net deferred loan origination fees                      3,451          2,036
       Amortization of core deposit intangible and goodwill                    3,000          2,964
       Net gain on redemption and sales of securities
         and mortgage-backed securities                                       (7,783)        (8,946)
       Net gain on sale of loans                                                  --         (7,473)
       Tax benefit effect on stock plans                                      14,727          5,000
       Earned portion of ESOP                                                  2,988            206
   Changes in assets and liabilities:
       Goodwill recognized in the Peter B. Cannell & Co., Inc.
         acquisition and related adjustment                                   (9,753)            --
       Decrease in deferred income taxes                                      25,933         18,967
       (Increase) decrease in other assets                                   (26,687)         8,320
       (Decrease) increase in official checks outstanding                    (61,399)        23,549
       Decrease in other liabilities                                         (17,423)       (24,830)
                                                                         -----------    -----------
Total adjustments                                                            (65,989)        11,210
                                                                         -----------    -----------
Net cash provided by operating activities                                     38,461         57,549
                                                                         -----------    -----------
Cash Flows from Investing Activities:
   Proceeds from redemption and sales of mortgage-backed securities
     held to maturity                                                          6,219            350
   Proceeds from redemption and sales of securities held to maturity          39,705             --
   Proceeds from redemption and sales of securities available for sale       962,567        463,644
   Purchase of securities held to maturity                                  (124,350)            --
   Purchase of securities available for sale                              (1,382,449)      (619,607)
   Net increase in loans                                                    (596,893)      (206,187)
   Proceeds from sale of loans                                                72,094        528,738
   Acquisition or purchase of premises and equipment, net                     (1,687)          (854)
                                                                         -----------    -----------
Net cash (used in) provided by investing activities                       (1,024,794)       166,084
                                                                         -----------    -----------
Cash Flows from Financing Activities:
   Net increase in mortgagors' escrow                                         13,163          6,527
   Net decrease in deposits                                                 (165,850)      (182,555)
   Net increase in borrowings                                              1,038,901            790
   Cash dividends and stock options exercised                                (89,300)       (45,210)
   Purchase of Treasury stock, net of stock options exercised                  5,700        (29,798)
   Proceeds from issuance of common stock in secondary offering               95,569             --
   Treasury stock issued in secondary offering                                67,303             --
   Common stock acquired by ESOP                                             (14,790)            --
                                                                         -----------    -----------
Net cash provided by (used in) financing activities                          950,696       (250,246)
                                                                         -----------    -----------
Net decrease in cash and cash equivalents                                    (35,637)       (26,613)
Cash and cash equivalents at beginning of period                             178,615        257,715
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $   142,978    $   231,102
                                                                         ===========    ===========
Supplemental information:
   Cash paid for:
     Interest                                                               $114,844        $91,285
     Income taxes                                                             12,925          3,545
Non-cash investing activities:
   Securitization of mortgage loans to mortgage-backed securities            569,554             --
   Transfer of securities from available for sale to held to maturity          1,011             --
   Reclassification from other loans to securities available for sale            460             --
   Transfers to foreclosed real estate from loans                                 --            186

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. Certain reclassifications have been made to prior-year financial statements to conform to the 2002 presentation. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

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

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. These rules require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The non-amortization provisions of the rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001. Accordingly, no goodwill is being amortized in connection with the Richmond County transaction.

The Company adopted the remaining provisions of SFAS No. 142 when the rules became effective for calendar year companies on January 1, 2002. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets with regard to the Haven acquisition on January 1, 2002, at which time the amortization of goodwill stemming from this acquisition, in the amount of $1.5 million per quarter or $5.9 million per year, was discontinued.

Additionally, SFAS No. 142 requires that the Company complete an initial impairment assessment on all goodwill recognized in its consolidated financial statements within six months of the statement's adoption to determine if a transition impairment charge needs to be recognized. The initial impairment assessment was completed by the second quarter of 2002 as of January 1, 2002 and management determined that no impairment charge was needed.

The Company did not have indefinite lived intangible assets other than goodwill as of June 30, 2002.

Net income and earnings per share for the three and six months ended June 30, 2002 and 2001, as adjusted to exclude amortization expense (net of taxes) related to goodwill, are as follows:

                                              For the            For the
                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                        ------------------  ------------------
(in thousands, except per share data)     2002      2001      2002       2001
                                        -------   -------   --------   -------
Net income
Reported net income                     $58,129   $18,695   $104,450   $46,339
Add back: goodwill amortization              --       963         --     1,927
                                        -------   -------   --------   -------
Adjusted net income                     $58,129   $19,658   $104,450   $48,266
                                        =======   =======   ========   =======

Basic earnings per share
Reported basic earnings per share         $0.57     $0.31      $1.04     $0.77
Add back:  goodwill amortization             --      0.02         --      0.03
                                        -------   -------   --------   -------
Adjusted basic earnings per share         $0.57     $0.33      $1.04     $0.80
                                        =======   =======   ========   =======

Diluted earnings per share
Reported diluted earnings per share       $0.57     $0.31      $1.03     $0.75
Add back:  goodwill amortization             --      0.02         --      0.03
                                        -------   -------   --------   -------
Adjusted diluted earnings per share       $0.57     $0.33      $1.03     $0.78
                                        =======   =======   ========   =======

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

(in thousands)
Balance as of January 1, 2002        $614,653
Goodwill acquired in the Peter B.
   Cannell & Co., Inc. acquisition      9,753
                                     --------
Balance as of June 30, 2002          $624,406
                                     ========

Acquired Intangible Assets

The Company has a core deposit intangible ("CDI") and mortgage servicing rights stemming from the Richmond County merger. Mortgage servicing rights are included in "other assets" on the Consolidated Statements of Condition as of June 30, 2002. The Company also has other identifiable intangibles of approximately $699,000 related to a branch purchase that are included in "other assets" on the Consolidated Statements of Condition as of June 30, 2002. The following table summarizes the gross carrying and accumulated amortization amounts of the Company's intangible assets as of June 30, 2002.

                                    Gross Carrying       Accumulated
                                        Amount           Amortization
                                    --------------       ------------
(in thousands)
Amortizing intangible assets
Core deposit intangible                 $60,000            $(5,500)
Mortgage servicing rights                 2,640               (181)
Other intangible assets                   1,325               (626)
                                        -------            -------
Total                                   $63,965            $(6,307)
                                        =======            =======

As of June 30, 2002, the Company had no indefinite lived intangible assets. Aggregate amortization expense related to the CDI was $3.0 million for the six months ended June 30, 2002. Aggregate amortization expense related to the mortgage servicing rights was $155,277 for the six months ended June 30, 2002. Aggregate amortization expense for the other identifiable intangibles was $44,000 for the six months ended June 30, 2002. The CDI, mortgage servicing rights, and other intangibles are being amortized over periods of ten years, eight years, and fifteen years, respectively. The Company assessed the appropriateness of the useful lives of the intangible assets as of January 1, 2002 and determined them to be adequate. No residual value is estimated for these intangible assets.

Estimated future amortization expense related to the CDI, mortgage servicing rights, and other identifiable intangibles is as follows:

                                    Core Deposit       Mortgage           Other
                                     Intangible    Servicing Rights    Intangibles      Total
                                    ------------   ----------------    -----------   ------------
(in thousands)
2002                                   $ 3,000          $  155         $    44        $ 3,199
2003                                     6,000             311              88          6,399
2004                                     6,000             311              88          6,399
2005                                     6,000             311              88          6,399
2006                                     6,000             311              88          6,399
2007 and thereafter                     27,500           1,060             303         28,863
                                       -------          ------         -------        -------
Total remaining intangible assets      $54,500          $2,459         $   699        $57,658
                                       =======          ======         =======        =======

Accounting for the Impairment or Disposal of Long-lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 established more stringent criteria than those then in existence under GAAP for determining when a long-lived asset is held for sale. While SFAS No. 144 also broadens the definition of "discontinued operations," it does not allow for the accrual of future operating losses as was previously permitted. The provisions of the new standard are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 has not had a material impact on the Company's consolidated financial statements.

Rescission of FASB Statements Nos. 4, 44, and 64 - Amendment of FASB Statement No. 13 and Technical Corrections

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64 - Amendment of FASB Statement No. 13 and Technical Corrections," which was effective as of May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial condition or results of operations.

Note 3. Transfers of Financial Assets

During the second quarter of 2002, the Company securitized one-to-four family mortgage loans totaling $572.5 million. In connection with the securitization, the Company recognized mortgage servicing rights under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125. According to SFAS No. 140, the retained interests in a securitization are initially measured at their allocated carrying amount, based upon relative fair values of the retained interests received at the date of securitization. Capitalized servicing rights are reported in other assets and amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing assets by predominant risk characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum. The amount of impairment recognized is the amount by which the carrying amount of servicing assets for a stratum exceeds its fair value. The valuation allowance is adjusted to reflect changes in the measurement of impairment subsequent to the initial measurement and charged to earnings.

On May 31, 2002, the Company securitized $572.5 million of loans into mortgage-backed securities. At the transaction date, this amount represented the historical carrying amount of the loans, net of any unamortized fees, plus accrued interest. Of the $572.5 million, $569.6 million was allocated to the mortgage-backed securities and $2.9 million was allocated to the capitalized mortgage servicing rights, in proportion to their relative fair values.

As of June 30, 2002, the mortgage servicing portfolio was segregated into valuation tranches based on predominant risk characteristics of the underlying mortgages, such as loan type and interest rate. Those tranches were further segregated between performing loans and non-performing loans. The fair value of the servicing portfolio was determined by estimating the future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The portfolio was valued using all relevant positive and negative cash flows including service fees, miscellaneous income and float, marginal costs of servicing, the cost of carry on advances, and foreclosure losses. The following table summarizes the key assumptions used at the time of valuation:

Prepayment Speed                            33.63%
Discount Rate                               10.08%
Cost of carry                                1.75%

As of June 30, 2002, the carrying value of the mortgage servicing rights was $2,906,894. The mortgage servicing rights are included in "other assets" on the Consolidated Statements of Condition as of June 30, 2002. No amortization expense was recorded in the quarter ended June 30, 2002.

Estimated future amortization expense related to the mortgage servicing rights is as follows:

                                              Mortgage
                                          Servicing Rights
                                          ------------------
(in thousands)
2002                                         $   516,492
2003                                             772,605
2004                                             522,897
2005                                             348,553
2006                                             235,533
2007 and thereafter                              510,814
                                             ------------
Total remaining                              $ 2,906,894
                                             ============

                        NEW YORK COMMUNITY BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New York Community Bancorp, Inc. (the "Company"), formerly known as Queens County Bancorp, Inc., is the holding company for New York Community Bank (the "Bank"), a New York State-chartered financial institution with 109 banking offices serving customers in New York City, Long Island, Westchester County, and New Jersey. In addition to operating the largest supermarket banking franchise in the region, the Bank is the largest producer of multi-family mortgage loans for portfolio in New York City. The Bank operates its branches through six community divisions: Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank.

The Company's second quarter 2002 performance reflects the ongoing benefit of its November 30, 2000 acquisition of Haven Bancorp, Inc. ("Haven"), the benefit of its merger-of-equals with Richmond County Financial Corp. ("Richmond County") on July 31, 2001, a record-setting volume of mortgage loan originations, and the ongoing restructuring and leveraging of its balance sheet. The following actions were taken during the quarter, and are reflected on the Company's consolidated financial statements at or for the three and six months ended June 30, 2002:

      o On April 5, 2002, the Company completed the divestiture of seven in-store branches located in Connecticut that had been acquired in the Haven transaction.

      o On May 17, 2002, the Company sold seven in-store branches (five in New Jersey and two in Rockland County, New York) that had been acquired in the Haven transaction to The Trust Company of New Jersey.

      o The Company opened three branches during the quarter and a fourth on July 14, 2002; three are located on Staten Island and one in Nassau County, New York. Of the three Staten Island branches, two are in-store locations, bringing the total number of such locations to 54.

      o On April 19, 2002, the Company filed a $400.0 million universal shelf registration on SEC Form S-3, enabling it to periodically offer and sell debt securities, trust preferred securities, warrants to purchase common stock, units, and common stock.

      o On April 29, 2002, the Company filed a supplemental prospectus for the offering of 5,100,000 shares of common stock.

      o On May 14, 2002, the Company completed the public offering of 5,865,000 shares of its common stock, including 765,000 shares sold pursuant to the exercise of the underwriters' over-allotment option, at a public offering price of $29.00 per share. The shares were issued from Treasury stock. The offering generated net proceeds of $147.5 million. As a result of the offering, the Company recorded a 72.0% increase in tangible stockholders' equity to $534.1 million and a 60.4% increase in tangible book value per share to $5.10.

      o The proceeds of the offering were leveraged into a record level of mortgage loan production and investments in short-term mortgage-backed securities at favorable rates. Multi-family mortgage loan originations totaled $733.3 million during the quarter, boosting the portfolio to $4.0 billion, while securities available for sale investments rose $1.1 billion to $3.4 billion, at quarter's end.

      o On May 28, 2002, the Company securitized $572.5 million of one-to-four family mortgage loans. Reflecting the securitization, the balance of one-to-four family mortgage loans declined to $562.1 million at June 30, 2002; the securitized loans were re-classified as securities available for sale.

      o In June 2002, the Company sold $71.4 million of home equity loans, reducing the balance of other loans to $88.2 million at June 30, 2002.

Reflecting these actions, and the benefit of the Company's recent strategy of growing through acquisitions, second quarter 2002 earnings rose 210.9% year-over-year to $58.1 million, providing a 2.34% return on average assets ("ROA") and a 20.67% return on average stockholders' equity ("ROE"). On a diluted per share basis, the Company's earnings rose to $0.57 from $0.31, the year-earlier figure, signifying an increase of 83.9%.

Based on the strength of the Company's second quarter performance, and management's expectations regarding revenue growth, asset quality, cost controls, and the effective tax rate, the Company increased its earnings estimates for 2002 and provided initial guidance for 2003. It is currently management's expectation that the Company's 2002 diluted earnings per share will range from $2.13 to $2.15, and that its 2003 diluted earnings per share will range from $2.48 to $2.52.

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

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for loan products or financial services in the Company's local markets; changes in real estate values; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company's operations, pricing, and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Financial Condition

The Company recorded total assets of $10.2 billion at June 30, 2002, up $1.0 billion, or 11.3%, from $9.2 billion at December 31, 2001. Asset growth was primarily fueled by a record level of mortgage loan production, with six-month originations exceeding $1.4 billion, including $899.1 million in the second quarter of the year.

Consistent with the Company's focus on multi-family lending, the portfolio of multi-family mortgage loans rose $774.4 million to $4.0 billion at the second quarter's end. Multi-family mortgage loans represented $1.1 billion, or 80.2%, of year-to-date originations, including $733.3 million, or 81.6%, of originations in the second quarter of the year. The balance of one-to-four family mortgage loans, meanwhile, declined $756.2 million to $562.1 million, largely reflecting the securitization of $572.5 million of such loans on May 28, 2002. While the growth in multi-family mortgage loans largely offset the reduction, total mortgage loans declined $30.1 million to $5.3 billion at June 30, 2002.

The Company's record of asset quality was sustained in the second quarter, as non-performing assets declined $1.0 million from the March 31, 2002 level and $3.9 million from the level recorded at December 31, 2001. Non-performing assets totaled $13.8 million at June 30, 2002, representing 0.14% of total assets, including foreclosed real estate of approximately $145,000 and non-performing loans of $13.7 million, or 0.26% of loans, net. In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $40.5 million, representing 295.73% of non-performing loans and 0.76% of loans, net.

The Company continued to capitalize on the current steep yield curve, increasing its investments in short-term mortgage-backed securities. Reflecting the reclassification of the securitized one-to-four family mortgage loans as securities available for sale, and year-to-date securities investments of $1.4 billion, the balance of securities available for sale rose $1.1 billion to $3.4 billion at June 30, 2002. Asset growth was also fueled by an $80.8 million increase in securities held to maturity to $284.0 million, but tempered by a $6.2 million reduction in mortgage-backed securities held to maturity to $44.6 million.

Primarily reflecting the first quarter 2002 acquisition of the remaining 53% equity interest in Peter B. Cannell & Co., Inc. ("PBC"), an investment advisory firm, goodwill, net, rose to $624.4 million at June 30, 2002 from $614.7 million at December 31, 2001. In accordance with SFAS Nos. 141 and 142, the goodwill stemming from the Company's acquisition of Haven in 2000 is no longer being amortized; however, the CDI stemming from the Richmond County merger is being amortized at a rate of $1.5 million per quarter, or $6.0 million per year. Additionally, SFAS No. 142 requires that the Company complete an initial impairment assessment on all goodwill recognized in its consolidated financial statements within six months of the statement's adoption to determine if a transition impairment charge needs to be recognized. The initial impairment assessment was completed by the second quarter of 2002 as of January 1, 2002 and management determined that no impairment charge was needed.

Core deposits totaled $3.3 billion at June 30, 2002, representing 61.8% of total deposits, having grown $225.1 million from the balance recorded at December 31, 2001. At the same time, the balance of certificates of deposit ("CDs") dropped $391.0 million to $2.0 billion, representing 38.2% of total deposits at the second quarter's end. The decline in CDs was consistent with the Company's marketing of third-party investment products in lieu of higher cost deposits, and also reflects the divestiture of 14 in-store branches in the second quarter of the year.

Additional funding stemmed from a $1.0 billion increase in borrowings to $3.5 billion, including $1.8 billion in Federal Home Loan Bank ("FHLB") advances against an available line of credit of $4.1 billion.

Stockholders' equity totaled $1.2 billion at June 30, 2002, up $229.9 million from the balance recorded at December 31, 2001. In addition to six-month cash earnings of $126.4 million, the increase reflects $147.5 million in net proceeds from the sale of 5,865,000 shares in the secondary offering completed on May 14, 2002. Tangible stockholders' equity rose 71.7% to $534.1 million, representing 5.22% of total assets and a tangible book value of $5.10 per share. The benefit of the offering is also reflected in the Company's regulatory capital ratios as of June 30, 2002. At that date, the Company's leverage capital equaled 7.22% of adjusted average assets, while its Tier 1 and total risk-based capital equaled 12.95% and 13.76%, respectively, of risk-weighted assets. As of June 30, 2002, the Company is categorized as well capitalized under the FDIC regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain a minimum leverage capital ratio of 5%, Tier 1 capital ratio of 6%, and total capital ratio of 10%.

Loans

The Company recorded a record level of mortgage loan production in the first six months of 2002, with first quarter originations of $511.6 million being exceeded only by second quarter originations totaling $899.1 million. At $1.4 billion, the volume of loans produced year-to-date was $895.2 million higher than the six-month 2001 level and $260.6 million higher than the volume produced for all of 2001.

Multi-family mortgage loans represented $1.1 billion, or 80.2%, of year-to-date mortgage originations, including $733.3 million, or 81.6%, of loans originated in the three months ended June 30, 2002. The volume of loans produced in the second quarter was funded, in part, by the net proceeds and the increased capital levels created from the Company's secondary offering in May. Reflecting the volume of loans produced, the portfolio of multi-family mortgage loans rose $774.4 million, or 23.8%, to $4.0 billion, representing 76.6% of total mortgage loans at quarter's end. The average loan in the portfolio had a principal balance of $1.7 million and a loan-to-value ratio of 58.8%.

The increase in multi-family mortgage loans was consistent with the Company's stated preference for such assets, and occurred in tandem with a reduction in the portfolio of one-to-four family loans. Reflecting the aforementioned $572.5 million loan securitization, pre-payments, and six-month 2002 originations of $127.6 million, the balance of one-to-four family mortgage loans outstanding declined $756.2 million to $562.1 million at June 30, 2002. While the growth in multi-family mortgage loans offset the bulk of the reduction in one-to-four family mortgage loans outstanding, total mortgage loans declined $30.1 million to $5.3 billion at quarter's end.

The decline in total mortgage loans was also partly offset by a $42.2 million rise in commercial real estate loans to $519.8 million, after six-month originations of $100.7 million, including $81.9 million in the second quarter of the year. Construction loans, meanwhile, declined $6.2 million to $146.2 million, after six-month originations of $50.6 million, including second quarter originations of $24.9 million. Other loans, meanwhile, declined $28.7 million to $88.2 million, partially reflecting the sale of home equity loans totaling $71.4 million in the second quarter of 2002, offset by an increase in commercial lines of credit.

Asset Quality

The Company sustained its long-standing record of asset quality in the current second quarter, with meaningful reductions in the balance of non-performing assets and the balance of non-performing loans. Non-performing assets totaled $13.8 million at June 30, 2002, representing 0.14% of total assets, as compared to $14.9 million, or 0.16% of total assets at March 31, 2002, and $17.7 million, or 0.19% of total assets, at December 31, 2001.

Non-performing loans totaled $13.7 million, representing 0.26% of loans, net, at the close of the second quarter, as compared to $14.6 million, or 0.27% of loans, net, and $17.5 million, or 0.33% of loans, net, respectively, at the earlier dates. Included in the June 30, 2002 amount were mortgage loans in foreclosure of $11.2 million and loans 90 days or more delinquent of $2.5 million, as compared to $11.3 million and $3.3 million, the March 31, 2002 levels, and $10.6 million and $6.9 million, the year-end 2001 amounts. Foreclosed real estate totaled approximately $145,000 at the close of the second quarter, as compared to $249,000 at each of the earlier dates.

Asset quality was further sustained by the absence of any net charge-offs, in keeping with the Company's experience over the past eight years.

In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $40.5 million, representing 295.73% of non-performing loans and 0.76% of loans, net, at June 30, 2002, as compared to 277.38% and 0.74% at March 31, 2002, and to 231.46% and 0.76% at December 31,
2001.

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

In order to determine its overall adequacy, the allowance for loan losses is reviewed quarterly by management, through its Classification of Assets Committee, and by the Mortgage and Real Estate Committee of the Board of Directors.

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

For more information regarding asset quality and the coverage provided by the loan loss allowance, see the asset quality analysis that follows and the discussion of the provision for loan losses on page 23 of this report.

Asset Quality Analysis

                                                    At or For the      At or For the
                                                   Six Months Ended      Year Ended
                                                     June 30, 2002    December 31, 2001
(dollars in thousands)                                (unaudited)
---------------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                          $40,500           $18,064
Acquired allowance                                           --            22,436
                                                        -------           -------
Balance at end of period                                $40,500           $40,500
                                                        =======           =======

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                           $11,160           $10,604
Loans 90 days or more delinquent                          2,535             6,894
                                                        -------           -------
Total non-performing loans                               13,695            17,498
Foreclosed real estate                                      145               249
                                                        -------           -------
Total non-performing assets                             $13,840           $17,747
                                                        =======           =======

Ratios:
Non-performing loans to loans, net                         0.26%             0.33%
Non-performing assets to total assets                      0.14              0.19
Allowance for loan losses to non-performing loans        295.73            231.46
Allowance for loan losses to loans, net                    0.76              0.76
                                                        =======           =======

Securities, Mortgage-backed Securities, and Money Market Investments

Reflecting the second quarter 2002 securitization of one-to-four family mortgage loans totaling $572.5 million, as well as the leveraging of the proceeds of the Company's secondary offering, the balance of securities available for sale rose $1.1 billion from the level recorded at December 31, 2001 to $3.4 billion at June 30, 2002. Mortgage-backed securities represented $3.1 billion, or 91.1%, of the balance at June 30, with capital trust notes representing $190.3 million, or 62.5%, of the remaining $304.5 million.

The increase in securities available for sale was partly tempered by year-to-date securities sales, prepayments, and redemptions of $962.6 million, including $450.5 million in the second quarter of the year. The sales generated six-month after-tax net securities gains of $5.1 million, and contributed $0.05 per share to six-month 2002 diluted earnings per share.

The portfolio of securities held to maturity rose more modestly, to $284.0 million, from $203.2 million at December 31, 2001. Federal Home Loan Bank stock represented $166.3 million of the June 30, 2002 balance, with corporate bonds, capital trust notes, and preferred stock accounting for the rest. At June 30, 2002 and December 31, 2001, the market values of securities held to maturity were $286.0 million and $203.6 million, equivalent to 100.7% and 100.2% of carrying value, respectively.

These increases were partly offset by a $6.2 million reduction in mortgage-backed securities held to maturity to $44.6 million, reflecting prepayments and the classification of any new such investments as available for sale. At June 30, 2002 and December 31, 2001, the market values of the portfolio were $45.6 million and $51.1 million, equivalent to 102.3% and 100.5% of carrying value, respectively.

The balance of money market investments, meanwhile, declined to $1.2 million from $10.2 million, reflecting the Company's preference for investing in such higher yielding assets as multi-family mortgage loans.

Available-for-Sale Securities Portfolio Analysis

Securities available for sale at June 30, 2002 and December 31, 2001 are summarized as follows:

                                                                        June 30, 2002
                                                  ----------------------------------------------------------
                                                  Amortized        Gross            Gross        Estimated
(in thousands)                                       Cost     Unrealized Gain  Unrealized Loss  Market Value
                                                  ---------   ---------------  ---------------  ------------
Debt and equity securities available for sale:
U.S. Government and agency obligations            $      113      $    27          $   --        $      140
Corporate bonds                                       21,612          456               1            22,067
Capital trust notes                                  186,986        4,576           1,230           190,332
Preferred stock                                       79,962          395             297            80,060
Common stock                                           9,537        2,530             524            11,543
Other                                                    387           --              --               387
                                                  ----------      -------          ------        ----------
Total                                             $  298,597      $ 7,984          $2,052        $  304,529
                                                  ----------      -------          ------        ----------
Mortgage-backed securities available for sale:
GNMA certificates                                 $   97,985      $ 1,912          $   --        $   99,897
FNMA certificates                                     43,417        1,020              --            44,437
FHLMC certificates                                   620,705       18,899              11           639,593
CMOs and REMICs                                    2,296,419       45,473           1,028         2,340,864
                                                  ----------      -------          ------        ----------
Total                                             $3,058,526      $67,304          $1,039        $3,124,791
                                                  ----------      -------          ------        ----------
Total securities available for sale               $3,357,123      $75,288          $3,091        $3,429,320
                                                  ==========      =======          ======        ==========

                                                                     December 31, 2001
                                                  ----------------------------------------------------------
                                                  Amortized        Gross            Gross        Estimated
(in thousands)                                       Cost     Unrealized Gain  Unrealized Loss  Market Value
                                                  ---------   ---------------  ---------------  ------------
Debt and equity securities available for sale:
U.S. Government and agency obligations            $   25,113      $    --          $  230        $   24,883
Corporate bonds                                       13,387          182               2            13,567
Capital trust notes                                  120,171        4,809             722           124,258
Preferred stock                                       79,857          392              78            80,171
Common stock                                           9,137        1,575             256            10,456
                                                  ----------      -------          ------        ----------
Total                                             $  247,665      $ 6,958          $1,288        $  253,335
                                                  ----------      -------          ------        ----------
Mortgage-backed securities available for sale:
GNMA certificates                                 $  143,179      $   667          $    4        $  143,842
FNMA certificates                                     78,258          468               2            78,724
FHLMC certificates                                    47,528          418              --            47,946
CMOs and REMICs                                    1,841,727       10,140             932         1,850,935
                                                  ----------      -------          ------        ----------
Total                                             $2,110,692      $11,693          $  938        $2,121,447
                                                  ----------      -------          ------        ----------
Total securities available for sale               $2,358,357      $18,651          $2,226        $2,374,782
                                                  ==========      =======          ======        ==========

Sources of Funds

The Company's primary sources of funding for dividends and payments for periodic stock purchases have been dividends from the Bank, the issuance of trust-preferred securities, the issuance of stock (in May 2002), and maturities and income from investments.

The Bank's primary sources of funds are the deposits it gathers and the line of credit it maintains with the FHLB. The Bank's line of credit is collateralized by stock in the FHLB and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. Additional funding stems from interest and principal payments on loans and the interest on, and maturity of, mortgage-backed and other investment securities.

The Bank gathers deposits through a network of 109 banking offices, including 54 supermarket branches, that extends throughout New York City, Long Island, Westchester County, and New Jersey.

In the second quarter of 2002, the Bank continued to realize an increase in the balance of low-cost core deposits in tandem with a reduction in higher cost CDs. Notwithstanding the aforementioned divestiture of 14 in-store branches (with total deposits of $67.6 million), core deposits rose $225.1 million from the year-end 2001 balance to

$3.3 billion at June 30, 2002. The June 30 amount represented 61.8% of total deposits, up from 55.8%, at December 31, 2001. The increase was driven by growth in all three types of core deposits: a $164.0 million rise in NOW and money market accounts to $1.1 billion; a $34.7 million rise in savings accounts to $1.7 billion; and a $26.5 million rise in non-interest-bearing accounts to $481.6 million.

CDs totaled $2.0 billion at June 30, 2002, representing 38.2% of total deposits, as compared to $2.4 billion, representing 44.2%, at December 31, 2001. The net effect of the core deposit growth and the decline in higher cost deposits was a $165.9 million reduction in total deposits to $5.3 billion at June 30, 2002.

The restructuring of the Bank's deposit mix coincides with the significant volume of third-party products sold throughout the branch network during the first six months of 2002. In addition to providing the Bank with a meaningful level of other income, the sale of such products supports the establishment of customer relationships. In the first six months of 2002, gross sales of third-party investment products totaled $102.3 million, generating net revenues of $6.1 million.

In connection with the Bank's leveraged growth strategy, the balance of borrowings rose $1.0 billion from the level recorded at December 31, 2001 to $3.5 billion at June 30, 2002. Included in the 2002 amount were FHLB advances of $1.8 billion, reverse repurchase agreements of $1.6 billion, and trust-preferred securities of $191.9 million.

Asset and Liability Management and the Management of Interest Rate Risk

The Company's primary component of market risk is interest rate volatility. Accordingly, the Company manages its assets and liabilities to reduce its exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the level of risk that is appropriate, given the Company's business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with the Board of Directors' approved guidelines.

In the process of managing its interest rate risk, the Company has pursued the following strategies: (1) emphasizing the origination and retention of multi-family mortgage loans with a fixed rate of interest in the first five years of the loan and a rate that adjusts annually in each of years six through ten; (2) selling the majority of one-to-four family mortgage loans it originates to a third party, without recourse; and (3) investing in fixed rate mortgage-backed and mortgage-related securities with estimated average lives of three to seven years. These strategies take into consideration the stability of the Company's core deposit base.

The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in prepayment levels and market interest rates. Mortgage prepayments will vary due to a number of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments are prevailing interest rates and related mortgage refinancing opportunities. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix can be made on a timely basis when deemed appropriate. The Company does not currently participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance-sheet derivative financial instruments.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income.

At the same time, however, the Company continued to take advantage of the favorable yield curve, maintaining its strategy of leveraged asset growth. Due to the attendant increase in short-term borrowings, the Company's one-year interest rate sensitivity gap at June 30, 2002 was a negative 17.78%, as compared to a negative 8.69% at December 31, 2001.

The Company also monitors changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as the net portfolio value, or NPV. The NPV ratio is the NPV divided by the estimated market value of total assets, and can be viewed as a corollary to the Company's capital ratios. To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. As of June 30, 2002, a 200-basis point increase in interest rates would have reduced the NPV by approximately 10.09% (as compared to 14.36%, the year-end 2001 impact); a 200-basis point reduction would have increased the NPV by 5.10% (as compared to 6.74% at December 31, 2001). There can be no assurances that future changes in the Company's mix of assets and liabilities will not result in greater changes to the NPV and NPV ratio.

Liquidity and Capital Position

Liquidity

Liquidity is managed to ensure that cash flows are sufficient to support the Bank's operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic loan and deposit demand.

As previously indicated, the Bank's primary funding sources are deposits and borrowings. Additional funding stems from interest and principal payments on loans, securities, and mortgage-backed securities, and the sale of securities, loans, and foreclosed real estate. While borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage prepayments are subject to such external factors as market interest rates, competition, and economic conditions and, accordingly, are less predictable.

The principal investing activities of the Bank are the origination of mortgage loans (primarily secured by multi-family buildings) and, to a lesser extent, the purchase of mortgage-backed and other investment securities. In the six months ended June 30, 2002, the net cash used in investing activities totaled $1.0 billion, primarily reflecting a $596.9 million net increase in loans, the purchase of securities available for sale totaling $1.4 billion, and proceeds from the redemption and sales of securities available for sale totaling $962.6 million. The net increase in loans primarily reflects six-month mortgage loan originations of $1.4 billion, offset by repayments and prepayments totaling $870.2 million.

The Bank's investing activities were funded by internal cash flows generated by its operating and financing activities. In the first six months of 2002, the net cash provided by operating activities totaled $38.5 million, while the net cash provided by financing activities totaled $950.7 million, primarily reflecting a $1.0 billion net increase in borrowings and the proceeds from the secondary stock offering.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank's most liquid assets are cash and due from banks and money market investments, which collectively totaled $143.0 million at June 30, 2002 as compared to $178.6 million at December 31, 2001. Additional liquidity stems from the Bank's portfolio of securities available for sale, which totaled $3.4 billion at the close of the second quarter, and from the Bank's approved line of credit with the FHLB, which totaled $4.1 billion.

CDs due to mature in one year or less from June 30, 2002 totaled $1.7 billion; based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in annuities or mutual funds sold through the branch network.

The Bank's off-balance-sheet commitments at June 30, 2002 consisted of outstanding loan commitments of $481.9 million and commitments to purchase mortgage-backed securities in the amount of $296.4 million.

Capital Position

The Company significantly enhanced its tangible capital position during the current second quarter through a secondary offering completed on May 14, 2002. In accordance with a preliminary prospectus filed on April 29, 2002, the Company sold 5,865,000 shares of stock from its Treasury account at a price of $29.00 per share, and realized net proceeds of $147.5 million after expenses, including $14.8 million loaned to the Company's Employee Stock Ownership Plan ("ESOP") for the purchase of 510,000 shares of the Company's common stock that were sold in the offering.

Supported by the offering, and by second quarter 2002 cash earnings of $126.4 million, stockholders' equity rose to $1.2 billion at June 30, 2002, representing 11.85% of total assets and a book value of $11.58 per share, based on 104,753,036 shares. By comparison, the Company recorded stockholders' equity of $983.1 million at December 31, 2001, representing 10.68% of total assets and a book value of $10.05 per share, based on 97,774,030 shares. Tangible stockholders' equity rose to $534.1 million from $311.0 million, the year-end 2001 level, signifying a 60.4% increase in tangible book value per share to $5.10.

Also reflected in stockholders' equity at June 30, 2002 are the distribution of cash dividends totaling $36.9 million and the allocation of $50.1 million toward the repurchase of 1,829,982 shares. Under the Company's current share repurchase program, there were 1,486,805 shares still available for repurchase at June 30, 2002.

At June 30, 2002, the level of stockholders' equity exceeded the minimum federal requirements for a bank holding company. The Company's leverage capital totaled $669.6 million, or 7.22% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $669.6 million and $711.4 million, representing 12.95% and 13.76% of risk-weighted assets, respectively. At December 31, 2001, the Company's leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $497.2 million, $497.2 million, and $542.4 million, representing 5.95% of adjusted average assets, 10.37% of risk-weighted assets, and 11.31% of risk-weighted assets, respectively. As of June 30, 2002, the Company is categorized as well capitalized under the FDIC regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain a minimum leverage capital ratio of 5%, Tier 1 capital ratio of 6%, and total capital ratio of 10%.

The following regulatory capital analyses set forth the Company's and the Bank's leverage, Tier 1 risk-based, and total risk-based capital levels in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

                                                        At June 30, 2002
                                                        ----------------

                                                                    Risk-Based Capital
                                                                    ------------------
                                  Leverage Capital            Tier 1                  Total
                                  ----------------            ------                  -----
(dollars in thousands)            Amount     Ratio       Amount     Ratio       Amount     Ratio
                                 --------   --------    --------   --------    --------   --------
Total equity                     $669,610       7.22%   $669,610      12.95%   $711,437      13.76%
Regulatory capital requirement    463,496       5.00     310,179       6.00     516,966      10.00
                                 --------   --------    --------   --------    --------   --------
Excess                           $206,114       2.22%   $359,431       6.95%   $194,471       3.76%
                                 ========   ========    ========   ========    ========   ========

Regulatory Capital Analysis (Bank Only)

                                                        At June 30, 2002
                                                        ----------------

                                                                    Risk-Based Capital
                                                                    ------------------
                                  Leverage Capital            Tier 1                  Total
                                  ----------------            ------                  -----
(dollars in thousands)            Amount     Ratio       Amount     Ratio       Amount     Ratio
                                 --------   --------    --------   --------    --------   --------

Total savings bank equity        $568,438       6.14%   $568,438      10.83%   $610,265      11.62%
Regulatory capital requirement    277,702       3.00     210,012       4.00     420,024       8.00
                                 --------   --------    --------   --------    --------   --------
Excess                           $290,736       3.14%   $358,426       6.83%   $190,241       3.62%
                                 ========   ========    ========   ========    ========   ========

Under the $400.0 million universal shelf registration filed on SEC Form S-3 on April 22, 2002, and depending on market conditions, the Company has the ability to raise additional capital, up to approximately $230.0 million, through the issuance of debt securities, common stock, trust preferred securities, or a combination of trust preferred securities and warrants to purchase common stock.

Comparison of the Three Months Ended June 30, 2002 and 2001

Earnings Summary

The Company's earnings rose significantly in the current second quarter, extending its record of earnings growth. In addition to the benefits of its merger transactions, the Company's second quarter 2002 earnings reflect the record level of mortgage loans produced over the past four quarters, and the profitable restructuring and leveraging of the balance sheet.

The Company recorded net income of $58.1 million in the second quarter of 2002, up 210.9% from $18.7 million in the second quarter of 2001. Included in the 2002 amount were after-tax net securities gains of $4.1 million, which contributed $0.04 per share to second quarter 2002 diluted earnings per share of $0.57, up 83.9% from $0.31, the year-earlier amount. In addition, the Company's second quarter 2002 earnings provided a 2.34% ROA and a 20.67% ROE.

Excluding the after-tax net securities gains, the Company's second quarter 2002 earnings would have risen 189.2% to $54.1 million, and generated a 71.0% increase in diluted earnings per share to $0.53.

The Company's cash earnings also rose, to $61.8 million, from $24.4 million in the year-earlier three months. On a diluted per share basis, the Company's cash earnings rose to $0.60 from $0.40, representing a 50.0% increase, while providing a cash ROA and ROE of 2.49% and 22.00%.

Net interest income rose to $95.4 million in the current second quarter, from $36.2 million in the year-earlier three months. The year-over-year increase was driven by a $74.0 million rise in interest income to $152.3 million, which outweighed a $14.8 million rise in interest expense to $56.9 million. The higher level of interest income was fueled by a $4.4 billion rise in the average balance of interest-earning assets to $8.5 billion, which served to offset a 35-basis point drop in the average yield to 7.15%. The higher level of interest expense stemmed from a $4.0 billion rise in the average balance of interest-bearing liabilities to $8.0 billion, tempered by a 140-basis point reduction in the average cost of funds to 2.86%. The growth in net interest income was paralleled by the expansion of the Company's interest rate spread and net interest margin, which rose 105 and 101 basis points, respectively, from the year-earlier measures to 4.29% and 4.48% in the second quarter of 2002.

The Company's earnings were also fueled by a $16.9 million, or 151.4%, increase in other operating income to $28.0 million. The increase was the combined result of a $3.0 million rise in fee income to $10.8 million, a $7.9 million rise in other income to $10.9 million, and a $5.9 million rise in net securities gains to $6.3 million. Excluding the net securities gains, other operating income rose $11.0 million year-over-year to $21.7 million, representing 18.6% of total second quarter 2002 revenues. While the Richmond County merger accounted for much of the increase in fee income, the higher level of other income reflects a combination of sources, most notably including revenues from third-party product sales.

The growth in earnings was partly tempered by a year-over-year increase in expenses, including a $15.8 million rise in operating expense to $33.3 million and a $20.9 million rise in income tax expense to $30.5 million. The higher level of operating expense reflects the net addition of 22 branches through the Richmond County merger, and the subsequent acquisition of PBC. The growth in operating expense was sufficiently offset by the growth in net interest income and other operating income to produce an improvement in the efficiency ratio to 27.00%.

Reflecting the adoption of SFAS Nos. 141 and 142 on January 1, 2002, the Company discontinued the amortization of goodwill that stemmed from the Haven acquisition in the first quarter, but continues to amortize the CDI stemming from the Richmond County merger. In the second quarter of 2002, the amortization of CDI totaled $1.5 million, comparable to the goodwill amortization recorded in the year-earlier three months.

Income tax expense rose $20.9 million to $30.5 million, the result of a $60.3 million increase in pre-tax income to $88.6 million, which also led to an increase in the effective tax rate from 33.90% to 34.39%.

The provision for loan losses continued to be suspended, reflecting management's belief that the coverage provided by the loan loss allowance is currently sufficient, in view of the ongoing quality of the Company's mortgage loan portfolio.

Based on the strength of the Company's second quarter results, and its prospects going forward, management increased its 2002 earnings guidance and provided initial earnings guidance for 2003. As stated in the overview on page 9 of this filing, it is management's current expectation that the Company's 2002 diluted earnings per share will range from $2.13 to $2.15, including the $0.05 in net securities gains already recorded, and that its 2003 diluted earnings per share will range from $2.48 to $2.52.

For a discussion of factors that could adversely impact the Company's ability to fulfill these expectations, please see the discussion of forward-looking statements and associated risk factors on page 10 of this filing.

Cash Earnings Analysis

                                                                        For the Three Months Ended
                                                                                 June 30,
                                                                        --------------------------
(in thousands, except per share data)                                      2002            2001
                                                                        ----------      ----------
Net income                                                              $   58,129      $   18,695
Additional contributions to tangible stockholders' equity:
   Amortization and appreciation of stock-related benefit plans              1,559           2,603
   Tax benefit effect on stock plans                                            --             571
   Dividends on unallocated ESOP shares                                        661           1,043
                                                                        ----------      ----------
Total additional contributions to tangible stockholders' equity              2,220           4,217
Amortization of core deposit intangible and goodwill, respectively           1,500           1,482
                                                                        ----------      ----------
Cash earnings                                                           $   61,849      $   24,394
                                                                        ==========      ==========

Cash earnings per share(1)                                              $     0.61      $     0.41
Diluted cash earnings per share(1)                                      $     0.60      $     0.40
                                                                        ==========      ==========

(1) Per share amounts for the year 2001 have been adjusted to reflect a 3-for-2 stock split on September 20, 2001.

Cash earnings are calculated by adding back to net income certain operating and income tax expenses stemming from the amortization and appreciation of shares held in the Company's stock-related benefit plans, as well as the CDI and goodwill stemming from its merger-of-equals with Richmond County on July 31, 2001 and the acquisition of Haven on November 30, 2000, respectively. Although cash earnings are not a measure of performance calculated in accordance with GAAP, the Company believes that cash earnings are useful to an investor in evaluating its operating performance and in comparing it with other companies in the banking industry who report similar measures. Cash earnings should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or other income or cash flow statements data prepared in accordance with GAAP. Moreover, the way in which the Company calculates cash earnings may differ from that of companies reporting similarly-named measures.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

In the second quarter of 2002, the average balance of interest-earning assets was significantly boosted by assets acquired in the Richmond County merger, by the record level of mortgage loan originations, and by the leveraged growth of the Company's portfolio of mortgage-backed securities. While the yield on the Company's assets declined, as market interest rates moved lower, the higher average balance was more than sufficient to generate an increase in interest income year-over-year.

The Company recorded interest income of $152.3 million in the current second quarter, up from $78.3 million in the second quarter of 2001. The 94.5% increase was driven by a $4.4 billion rise in the average balance of interest-earning assets to $8.5 billion, which more than offset a 35-basis point drop in the average yield to 7.15%.

Mortgage and other loans generated interest income of $105.7 million, up $42.6 million, or 67.5%, from the year-earlier amount. The increase was fueled by a $2.3 billion, or 71.2%, rise in the average balance of loans to $5.5 billion, which served to offset a 14-basis point reduction in the average yield to 7.66%. Loans represented 64.8% of interest-earning assets in the current second quarter, and produced 69.4% of total interest income during the period. In the second quarter of 2001, loans represented 77.4% of average interest-earning assets and generated 80.6% of interest income. Management anticipates that the concentration of loans within the mix of interest-earning assets will return to previous levels as more loans are originated, and as management reduces the portfolio of mortgage-backed securities available for sale.

In the meantime, mortgage-backed securities generated interest income of $37.0 million, up $29.7 million from the year-earlier amount. The increase stemmed from a $2.0 billion rise in the average balance to $2.4 billion, which was tempered by a 22-basis point drop in the average yield to 6.10%. Mortgage-backed securities represented 28.5% of average interest-earning assets in the current second quarter, and generated 24.3% of total interest income during the period. In the year-earlier three months, mortgage-backed securities accounted for 11.1% and 9.3% of average interest-earning assets and total interest income, respectively. The increased concentration of mortgage-backed securities stemmed from the Richmond County merger, as well as from subsequent investments.

Securities generated interest income of $9.5 million in the current second quarter, up $4.2 million from the year-earlier amount. The increase was fueled by a $310.1 million rise in the average balance to $550.2 million, and tempered by a 181-basis point decline in the average yield to 6.90%.

The higher levels of interest income derived from loans, mortgage-backed securities, and securities in the current second quarter were only slightly offset by a reduction in the interest income produced by money market investments during the same period. Money market investments produced interest income of $153,000, down $2.5 million, the result of a $211.2 million decline in the average balance to $29.0 million and a 238-basis point decline in the average yield to 2.12%.

Interest Expense

The level of interest expense is a function of the average balance and composition of the Company's interest-bearing liabilities and the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

In the second quarter of 2002, the level of interest expense was substantially augmented, despite the year-over-year reduction in market interest rates. The average balance of interest-bearing liabilities grew dramatically, as deposits rose pursuant to the Richmond County merger, and borrowings rose in connection with the Company's leveraged growth strategy. At the same time, the cost of funds was reduced by a combination of factors, including the downward repricing of CDs, a significant rise in the average balance of low-cost core deposits, and the rising popularity of the third-party investment products sold through the Company's branches at a time when CDs are being offered at substantially lower rates.

The Company recorded interest expense of $56.9 million in the current second quarter, up $14.8 million, or 35.0%, from the level recorded in the second quarter of 2001. The increase was the net effect of a $4.0 billion rise in the average balance of interest-bearing liabilities to $8.0 billion and a 140-basis point reduction in the average cost of funds to 2.86%.

Borrowings generated $31.8 million of second quarter 2002 interest expense, up $19.7 million, the net effect of a $2.1 billion increase in the average balance to $3.2 billion, and a 65-basis point reduction in the average cost to

4.05%. Borrowings represented 39.5% of average interest-bearing liabilities in the current second quarter, and generated 56.0% of total interest expense. In the second quarter of 2001, by comparison, borrowings represented 25.8% of average interest-bearing liabilities and accounted for 28.8% of total interest expense.

At the same time, the interest expense generated by other sources of funds (deposits and mortgagors' escrow) declined $5.0 million to $25.0 million. The decrease was the net effect of a $2.1 billion rise in the combined average balance to $5.3 billion and a 191-basis point decline in the average cost to 1.89%. Included in the higher average balance of deposits in the current second quarter was a $295.5 million rise in average non-interest-bearing deposits to $480.7 million.

CDs generated second quarter 2002 interest expense of $15.1 million, down $9.7 million from the year-earlier amount. The reduction was the net effect of a $271.2 million rise in the average balance to $2.0 billion and a 270-basis point decline in the average cost to 3.02%. CDs represented 25.2% of interest-bearing liabilities in the current second quarter, as compared to 43.4% in the year-earlier three months. Similarly, CDs generated 26.6% of total interest expense in the current second quarter, down from 58.9% in the year-earlier period.

NOW and money market accounts generated interest expense of $4.1 million in the current second quarter, up $1.0 million from the level recorded in the second quarter of 2001. The increase was the net effect of a $384.9 million rise in the average balance to $1.1 billion and a 24-basis point drop in the average cost to 1.52%.

The interest expense generated by savings accounts rose $3.7 million from the second quarter 2001 level to $5.9 million in the second quarter of 2002. The increase was fueled by a $1.2 billion rise in the average balance to $1.7 billion, tempered by a 31-basis point drop in the average cost to 1.40%.

The interest expense produced by mortgagors' escrow declined $3,000 to $5,000, the net effect of a $23.0 million rise in the average balance to $61.2 million and a five-basis point drop in the average cost to 0.03%.

Net Interest Income

Net interest income is the Company's primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors are influenced by the pricing and mix of the Company's interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the "FOMC"). The FOMC reduces, maintains, or increases the federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. The federal funds rate held steady at 1.75% in the current second quarter; in the year-earlier quarter, the rate ranged from a high of 4.50% in April to a low of 3.75% in June.

The Company recorded net interest income of $95.4 million in the second quarter of 2002, up $12.4 million, or 14.9%, on a linked-quarter basis, and up $59.2 million, or 163.6%, year-over-year. In addition to the benefit of the Richmond County merger, the increase reflects the leveraged growth of the Company's assets, and the ongoing restructuring of the balance sheet.

The increase in the level of net interest income was paralleled by expansion of the Company's interest rate spread and net interest margin. At 4.29%, the Company's spread was 29 basis points wider than the linked-quarter measure, and 105 basis points wider than the spread recorded in the second quarter of 2001. Similarly, the Company's net interest margin, at 4.48%, was 32 and 101 basis points wider than the measures recorded in the respective earlier periods.

Net Interest Income Analysis

                                                                       Three Months Ended June 30,
                                            -------------------------------------------------------------------------------
                                                             2002                                      2001
                                            --------------------------------------    -------------------------------------
                                                                         Average                                  Average
                                              Average                     Yield/       Average                     Yield/
(dollars in thousands)                        Balance      Interest        Cost        Balance       Interest       Cost
                                             ----------   ----------    ----------    ----------    ----------   ----------
Assets:
  Interest-earning assets:
   Mortgage and other loans, net             $5,535,656     $105,677          7.66%   $3,234,365       $63,099         7.80%
   Securities                                   550,168        9,469          6.90       240,118         5,229         8.71
   Mortgage-backed securities                 2,433,053       37,004          6.10       461,991         7,302         6.32
   Money market investments                      28,992          153          2.12       240,237         2,686         4.50
                                             ----------   ----------    ----------    ----------    ----------   ----------
  Total interest-earning assets               8,547,869      152,303          7.15     4,176,711        78,316         7.50
  Non-interest-earning assets                 1,401,646                                  332,589
                                             ----------                               ----------
  Total assets                               $9,949,515                               $4,509,300
                                             ==========                               ==========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   NOW and money market accounts             $1,071,799     $  4,063          1.52%     $686,870       $ 3,014         1.76%
   Savings accounts                           1,682,433        5,865          1.40       513,419         2,183         1.71
   Certificates of deposit                    2,010,147       15,116          3.02     1,738,972        24,797         5.72
   Borrowings                                 3,150,866       31,819          4.05     1,032,845        12,111         4.70
   Mortgagors' escrow                            61,223            5          0.03        38,233             8         0.08
                                             ----------   ----------    ----------    ----------    ----------   ----------
  Total interest-bearing liabilities          7,976,468       56,868          2.86     4,010,340        42,113         4.26
  Non-interest-bearing deposits                 480,720                                  185,240
  Other liabilities                             367,666                                   30,951
                                             ----------                               ----------
  Total liabilities                           8,824,854                                4,266,531
  Stockholders' equity                        1,124,661                                  282,769
                                             ----------                               ----------
Total liabilities and stockholders' equity   $9,949,515                               $4,509,300
                                             ==========                               ==========
  Net interest income/interest rate spread                  $ 95,435          4.29%                    $36,203         3.24%
                                                          ==========    ==========                  ==========   ==========
  Net interest-earning assets/net interest
    margin                                     $571,401                       4.48%     $166,372                       3.47%
                                             ==========                 ==========    ==========                 ==========
  Ratio of interest-earning assets to
    interest-bearing liabilities                                              1.07x                                    1.04x
                                                                        ==========                               ==========

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

Notwithstanding the magnitude of the Company's loan production over the past four quarters, the performance of the portfolio continued to be strong. The Company recorded no net charge-offs in the current second quarter, and a meaningful reduction in the balances of non-performing assets and loans.

Non-performing assets totaled $13.8 million at June 30, 2002, down $1.0 million from the level recorded at March 31, 2002 and down $3.9 million from the level recorded at December 31, 2001. Included in the June 30, 2002 amount were non-performing loans totaling $13.7 million, down $906,000 and $3.8 million, respectively from the levels recorded at the earlier dates. Non-performing assets thus represented 0.14% of total assets at the close of the current second quarter, while non-performing loans represented 0.26% of loans, net.

Based on management's assessment of the loan portfolio, and, in particular, the quality of the Company's loans, the provision for loan losses was suspended in the current second quarter, as it has been since the third quarter of 1995. In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $40.5 million, consistent with the allowance at December 31, 2001. The loan loss allowance represented 295.73% of non-performing loans at June 30, 2002, as compared to 231.46% at the end of December, and 0.76% of loans, net, at both June 30, 2002 and December 31, 2001.

For additional information about the allowance for loan losses, please see the discussion of asset quality beginning on page 12 of this report.

Other Operating Income

The Company has traditionally supplemented its net interest income with other operating income derived from service fees and fees charged on loans and depository accounts. Since the Haven acquisition, these income sources have been augmented by income from the Company's increased investment in BOLI and from the sale of banking and investment services in a vastly expanded branch network. More recently, the level of other operating income has been bolstered by revenues generated by PBC and from the sale of securities.

In the second quarter of 2002, the Company recorded other operating income of $28.0 million, up from $11.1 million in the year-earlier three months. The $16.9 million increase was the result of a $3.0 million rise in fee income to $10.8 million, a $7.9 million rise in other income to $10.9 million, and a $5.9 million rise in net securities gains to $6.3 million. Excluding the net securities gains, other operating income rose $11.0 million year-over-year to $21.7 million, representing 18.6% of total revenues recorded in the three months ended June 30, 2002.

While the growth in fee income largely reflects the year-over-year expansion of the branch network, the growth in other income stems primarily from the sale of third-party products, from the Company's BOLI investment, and from PBC. Third-party product sales generated other income of $3.4 million in the quarter (up $1.8 million from the year-earlier level), with BOLI and PBC contributing income of $2.1 million and $1.5 million, respectively.

Non-interest Expense

Non-interest expense has two primary components: operating expense, consisting of compensation and benefits, occupancy and equipment, general and administrative ("G&A"), and other expenses; and the amortization of the CDI stemming from the Company's merger-of-equals with Richmond County. In connection with the Company's adoption of SFAS Nos. 141 and 142, the amortization of the Richmond County-related CDI will continue through the second quarter of 2011; the amortization of the goodwill stemming from the Haven acquisition was discontinued on January 1, 2002.

Non-interest expense totaled $34.8 million in the current second quarter, up from $19.0 million in the year-earlier three months. Operating expense accounted for $33.3 million and $17.6 million, respectively, of the 2002 and 2001 totals, with the amortization of CDI and goodwill accounting for the remaining $1.5 million in 2002 and 2001, respectively, as explained above.

The increase in operating expense stemmed from the net addition of 22 branches to the franchise, and the first quarter 2002 acquisition of the remaining 53% equity interest in PBC. Compensation and benefits expense rose $11.3 million to $19.2 million in the current second quarter, while occupancy and equipment expense rose $1.9 million to $5.6 million. Partly reflecting promotional costs, and the costs of supporting an expanded branch network, G&A expense rose $1.7 million to $7.0 million, while other expense rose approximately $900,000 to $1.6 million.

Also reflected in compensation and benefits expense are expenses associated with the amortization and appreciation of shares held in the Company's stock-related benefit plans ("plan-related expenses"), which were added back to stockholders' equity at the end of the quarter, and also added back to net income as part of the cash earnings calculation for the three-month period. In the second quarter of 2002, such plan-related expenses totaled $1.6 million, as compared to $2.6 million in the year-earlier three months.

The increase in operating expense was sufficiently offset by the growth in net interest income and other operating income to produce an improvement in the efficiency ratio to 27.00% in the current second quarter from 37.11% in the second quarter of 2001. At the same time, the ratio of operating expense to average assets improved to 1.34% from 1.56%. On a cash earnings basis, the Company's efficiency ratio improved to 25.74% from 34.69%, the year-earlier measure, while the ratio of operating expense to average assets improved to 1.28% from 1.46%.

The number of full-time equivalent employees at June 30, 2002 was 1,467.

Income Tax Expense

The Company recorded second quarter 2002 income tax expense of $30.5 million, up $20.9 million from the level recorded in the second quarter of 2001. The increase was due to a $60.3 million rise in pre-tax income to $88.6 million, which also contributed to an increase in the effective tax rate from 33.90% to 34.39%.

While the increase in pre-tax income contributed to a higher effective tax rate, the increase was partly offset by the benefit of certain tax planning strategies implemented in the fourth quarter of 2001.

Comparison of the Six Months Ended June 30, 2002 and 2001

Earnings Summary

The Company's six-month 2002 earnings reflect the benefit of the Richmond County merger, the dramatic level of mortgage loan production, and the ongoing restructuring and leveraging of the balance sheet. Net income totaled $104.5 million in the current six-month period, up 125.4% from $46.3 million in the first six months of 2001. The 2002 amount was equivalent to $1.03 on a diluted per-share basis, representing a 37.3% increase from $0.75 in the year-earlier six months. While the 2002 amounts include after-tax net securities gains of $5.1 million, or $0.05 per share, the 2001 amounts include an after-tax gain of $10.3 million, or $0.17 per share, on the sale of loans and securities in the first quarter of the year. The Company's six-month 2002 earnings provided a 2.18% ROA and a 19.83% ROE.

Excluding the respective after-tax gains, the Company's six-month 2002 earnings would have risen 175.4% to $99.4 million, and generated a 66.1% increase in diluted earnings per share to $0.98.

In addition, the Company's six-month 2002 cash earnings rose $69.0 million, or 120.2%, to $126.4 million, equivalent to a 34.4% increase in diluted cash earnings per share to $1.25.

The increase in six-month 2002 earnings was primarily driven by a $107.2 million rise in net interest income and an $8.2 million rise in other operating income, tempered by increases of $30.0 million and $27.2 million, respectively, in non-interest expense and income tax expense.

Net interest income rose year-over-year to $178.5 million, the net effect of a $130.8 million increase in interest income to $293.4 million, and a $23.6 million increase in interest expense to $114.9 million. The growth in interest income was fueled by a $4.0 billion rise in the average balance of interest-earning assets to $8.3 billion, which served to offset a 44-basis point decline in the average yield to 7.12%. The growth in interest expense was fueled by a $3.7 billion rise in the average balance of interest-bearing liabilities to $7.8 billion, and tempered by a 154-basis point decline in the average cost of funds to 2.97%.

Other operating income rose year-over-year to $47.8 million, boosted by a $6.3 million increase in fee income to $22.0 million and a $3.1 million increase in other income to $18.0 million. These increases were tempered by a $1.2 million reduction in net securities gains to $7.8 million.

Non-interest expense totaled $70.0 million in the current six-month period, reflecting a $30.0 million increase in operating expense to $67.0 million and CDI amortization in the amount of $3.0 million. The higher level of operating expense stemmed from all four expense categories and primarily reflects the Richmond County merger in the third quarter of 2001.

Reflecting an $85.3 million increase in pre-tax income to $156.3 million, the Company recorded income tax expense of $51.8 million, with an effective tax rate of 33.17%.

The provision for loan losses had no impact on the Company's six-month 2002 or 2001 earnings, having been suspended since the third quarter of 1995.

Cash Earnings Analysis

                                                                     For the Six Months Ended
                                                                             June 30,
                                                                      -----------------------
(in thousands, except per share data)                                    2002         2001
                                                                       --------     -------
Net income                                                             $104,450     $46,339
Additional contributions to tangible stockholders' equity:
  Amortization and appreciation of stock-related benefit plans            2,988       2,040
  Tax benefit effect on stock plans                                      14,727       5,000
  Dividends on unallocated ESOP shares                                    1,191       1,046
                                                                       --------     -------
Total additional contributions to tangible stockholders' equity          18,906       8,086
Amortization of core deposit intangible and goodwill, respectively        3,000       2,964
                                                                       --------     -------
Cash earnings                                                          $126,356     $57,389
                                                                       ========     =======

Cash earnings per share(1)                                                $1.26       $0.95
Diluted cash earnings per share(1)                                        $1.25       $0.93
                                                                       ========     =======

(1) Per share amounts for the year 2001 have been adjusted to reflect a 3-for-2 stock split on September 20, 2001.

Interest Income

The Company recorded interest income of $293.4 million in the current six-month period, up $130.8 million from the level recorded in the year-earlier six months. The 80.4% increase was fueled by a $4.0 billion rise in the average balance of interest-earning assets to $8.3 billion, which more than offset a 44-basis point decline in the average yield to 7.12%. The growth in interest-earning assets was driven by the Richmond County merger, the record level of mortgage loan production, and the Company's investments in mortgage-backed securities. The lower cost reflects the reduction in market interest rates during this period. In the first six months of 2002, the federal funds rate was maintained by the FOMC at 1.75%, the current level; in the year-earlier period, the federal funds rate ranged from a high of 6.00% in January to a low of 3.75% in June.

Mortgage and other loans generated interest income of $206.1 million in the first six months of 2002, up $72.5 million, or 54.3%, from the year-earlier amount. The increase stemmed from a $2.0 billion, or 56.6%, rise in the average balance of loans to $5.5 billion, and was tempered by a five-basis point drop in the average yield to 7.60%. Loans represented 65.8% of average interest-earning assets in the current six-month period and generated 70.2% of total interest income.

Mortgage-backed securities generated interest income of $69.3 million in the current six-month period, up $59.2 million from the level recorded in the first six months of 2001. The increase was fueled by a $2.0 billion rise in the average balance to $2.3 billion, and tempered by a 37-basis point drop in the average yield to 6.07%. Mortgage-backed securities represented 27.7% of average interest-earning assets in the current six-month period and generated 23.6% of total interest income.

The interest income provided by securities rose $3.6 million year-over-year to $17.7 million, the net effect of a $217.0 million increase in the average balance to $511.7 million and a 261-basis point reduction in the average yield to 6.98%.

The higher levels of interest income provided by loans, mortgage-backed securities, and other securities more than offset a decline in the interest income provided by money market investments to $276,000 in the current six-month period from $4.8 million in the first six months of 2001. The reduction was the combined result of a $173.3 million decrease in the average balance to $29.1 million and a 291-basis point decrease in the average yield to 1.92%.

Interest Expense

The Company recorded interest expense of $114.9 million in the first six months of 2002, as compared to $91.3 million in the first six months of 2001. The 25.8% increase was the net effect of a $3.7 billion rise in the average balance of interest-bearing liabilities to $7.8 billion and a 154-basis point reduction in the average cost of funds to 2.97%. The higher average balance reflects deposits acquired in the Richmond County merger and the impact of the Company's subsequent implementation of a leveraged growth strategy. The lower cost reflects the greater concentration of core deposits within the mix of funding sources, the downward repricing of deposits in general, and the Company's emphasis on the sale of investment products in lieu of higher cost CDs.

Borrowings produced six-month 2002 interest expense of $60.9 million, up $32.8 million from the year-earlier amount. The increase was the net effect of a $1.9 billion rise in the average balance to $2.9 billion and a 124-basis point decline in the average cost to 4.24%. Reflecting the Company's leveraging strategy, borrowings represented 37.1% of average interest-bearing liabilities in the current six-month period, and generated 53.0% of total interest expense.

The higher level of interest expense produced by borrowings was tempered by a reduction in the interest expense produced by deposits and mortgagors' escrow combined. The interest expense produced by these sources of funds fell $9.2 million to $54.0 million, as a $2.1 billion rise in the average balance to $5.4 billion was offset by a 190-basis point decline in the average cost to 2.03%. Reflected in the higher average balance of these funding sources was a $265.4 million rise in average non-interest-bearing deposits to $463.8 million.

CDs produced six-month 2002 interest expense of $34.7 million, down $17.3 million from the year-earlier amount. The decrease was the net effect of a $359.4 million rise in the average balance to $2.2 billion and a 260-basis point reduction in the average cost to 3.25%. CDs represented 27.6% of interest-bearing liabilities in the current six-month period, and generated 30.2% of total interest expense.

NOW and money market accounts produced interest expense of $7.6 million, up from $7.0 million in the first six months of 2001. The increase was the net effect of a $314.2 million rise in the average balance to $1.0 billion and a 47-basis point reduction in the average cost to 1.48%.

The interest expense produced by savings accounts, meanwhile, rose $7.4 million to $11.7 million, the net effect of a $1.2 billion increase in the average balance to $1.7 billion and a 32-basis point decline in the average cost to 1.41%.

Mortgagors' escrow generated interest expense of $10,000, down from $12,000 in the year-earlier six months. The decrease was the net effect of an $18.2 million rise in the average balance to $49.2 million and a four-basis point drop in the average cost to 0.04%.

Net Interest Income

The Company recorded net interest income of $178.5 million in the first six months of 2002, signifying a 150.2% increase from $71.3 million, the year-earlier amount. The growth in net interest income was paralleled by the expansion of the Company's spread and margin, which rose 110 and 102 basis points, respectively, to 4.15% and 4.33%.

The growth in net interest income and the related measures was boosted by the aforementioned increase in the Company's average interest-earning assets, and supported by the aforementioned decline in its cost of funds. For additional information regarding the factors contributing to the growth of the Company's net interest income, spread, and margin, see the discussion of net interest income for the three months ended June 30, 2002 beginning on page 22 of this report.

Net Interest Income Analysis

                                                                       Six Months Ended June 30,
                                             ------------------------------------------------------------------------------
                                                             2002                                     2001
                                             -------------------------------------    -------------------------------------
                                                                         Average                                  Average
                                              Average                     Yield/       Average                     Yield/
(dollars in thousands)                        Balance      Interest        Cost        Balance       Interest       Cost
                                             ----------   ----------    ----------    ----------    ----------   ----------
Assets:
  Interest-earning assets:
   Mortgage and other loans, net             $5,471,297     $206,130          7.60%   $3,493,505      $133,607         7.65%
   Securities                                   511,720       17,711          6.98       294,714        14,133         9.59
   Mortgage-backed securities                 2,304,244       69,317          6.07       313,680        10,094         6.44
   Money market investments                      29,062          276          1.92       202,380         4,839         4.83
                                             ----------   ----------    ----------    ----------    ----------   ----------
  Total interest-earning assets               8,316,323      293,434          7.12     4,304,280       162,673         7.56
  Non-interest-earning assets                 1,285,908                                  314,125
                                             ----------                               ----------
  Total assets                               $9,602,231                               $4,618,405
                                             ==========                               ==========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
   NOW and money market accounts             $1,033,429       $7,591          1.48%   $  719,227      $  6,950         1.95%
   Savings accounts                           1,671,789       11,692          1.41       504,366         4,321         1.73
   Certificates of deposit                    2,152,471       34,728          3.25     1,793,069        51,978         5.85
   Borrowings                                 2,900,325       60,915          4.24     1,033,945        28,079         5.48
   Mortgagors' escrow                            49,234           10          0.04        31,023            12         0.08
                                             ----------   ----------    ----------    ----------    ----------   ----------
  Total interest-bearing liabilities          7,807,248      114,936          2.97     4,081,630        91,340         4.51
  Non-interest-bearing deposits                 463,810                                  198,387
  Other liabilities                             277,741                                   51,920
                                             ----------                                ---------
  Total liabilities                           8,548,799                                4,331,937
  Stockholders' equity                        1,053,432                                  286,468
                                             ----------                               ----------
Total liabilities and stockholders' equity   $9,602,231                               $4,618,405
                                             ==========                               ==========
  Net interest income/interest rate spread                  $178,498          4.15%                   $ 71,333         3.05%
                                                          ==========    ==========                  ==========   ==========
  Net interest-earning assets/net interest
    margin                                     $509,075                       4.33%     $222,649                       3.31%
                                             ==========                 ==========    ==========                 ==========
  Ratio of interest-earning assets to
    interest-bearing liabilities                                              1.07x                                    1.05x
                                                                        ==========                               ==========

Provision for Loan Losses

As noted in the discussion of the provision for loan losses for the second quarter, the Company has recorded no loan loss provisions since the third quarter of 1995. For additional information about the provision for loan losses, please see the discussion that appears on page 23 of this filing, and the discussion of asset quality beginning on page 12.

Other Operating Income

The Company recorded other operating income of $47.8 million in the first six months of 2002, as compared to $39.6 million in the first six months of 2001. Fee income accounted for $6.3 million of the $8.2 million increase, having risen 39.8% to $22.0 million in the current six-month period. Other income accounted for the remaining $3.1 million of the increase, having grown 20.5% to $18.0 million. The higher levels of fee and other income were partly tempered by a $1.2 million reduction in net securities gains to $7.8 million, absent which the Company would have recorded other operating income of $40.0 million.

While the benefit of the Richmond County merger is reflected in the higher levels of fee and other income, the latter increase also reflects revenues from third-party product sales, BOLI, and PBC. Third-party product sales generated revenues of $6.1 million in the current six-month period, while BOLI and PBC generated revenues of $4.0 million and $3.0 million, respectively. In the six months ended June 30, 2001, the sale of third-party products generated other income of $3.1 million, while BOLI generated $1.9 million.

Non-interest Expense

The Company recorded non-interest expense of $70.0 million in the first six months of 2002, up $30.0 million from the level recorded in the first six months of 2001. The 2002 amount reflects a $30.0 million increase in operating expense to $67.0 million, and CDI amortization stemming from the Richmond County merger in the amount of $3.0 million. The latter amount was comparable to the amount of goodwill amortization stemming from the Haven acquisition recorded in the six months ended June 30, 2001.

The year-over-year increase in operating expense stemmed from all expense categories: an $18.1 million increase in compensation and benefits expense to $35.7 million; a $4.6 million increase in occupancy and equipment expense to $11.7 million; a $5.6 million increase in G&A expense to $16.6 million; and a $1.7 million increase in other operating expense to $3.1 million. The higher costs were primarily due to the Richmond County merger and the PBC acquisition, which generated additions in staff and office space.

The growth in operating expense was sufficiently offset by the higher levels of net interest income and other operating income to produce a 374-basis point improvement in the efficiency ratio to 29.60%. In addition, the ratio of operating expense to average assets improved to 1.40% in the current six-month period from 1.60% in the first six months of 2001.

Income Tax Expense

The Company recorded income tax expense of $51.8 million in the first six months of 2002, as compared to $24.7 million in the first six months of 2001. The increase was the net effect of an $85.3 million rise in pre-tax income to $156.3 million and a decline in the effective tax rate from 34.73% to 33.17%. The lower effective tax rate reflects the benefit of certain tax planning strategies that were implemented in the fourth quarter of 2001.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company's market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 20 - 23 of the Company's 2001 Annual Report to Shareholders, filed on April 1, 2002. Subsequent changes in the Company's market risk profile and interest rate sensitivity are detailed in the discussion entitled "Asset and Liability Management and the Management of Interest Rate Risk," beginning on page 16 of this quarterly report.

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

Item 2. Changes in Securities

(a) On May 14, 2002, the Company completed the public offering of 5,865,000 shares of its common stock (including 765,000 shares of stock sold pursuant to the exercise of the underwriters' over-allotment option), at a public offering price of $29.00 per share.

(b) The principal underwriters of the transaction were Lehman Brothers; Salomon Smith Barney; and Sandler O'Neill & Partners, L.P. The firms Advest, Inc.; Janney Montgomery Scott LLC; and Keefe, Bruyette & Woods, Inc. also participated in the underwriting of the transaction.

(c) The aggregate offering price of the common stock was approximately $170.0 million. Aggregate underwriting discounts or commissions totaled approximately $6.8 million. Expenses for the transaction, excluding underwriting discounts and commissions, were approximately $600,000. Net proceeds to the Company after expenses, underwriting discounts, and commissions were approximately $162.7 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Shareholders on May 15, 2002. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 15, 2002. Of the 102,245,457 shares eligible to vote at the annual meeting, 92,319,524 were represented in person or by proxy.

(b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected, as follows:

                                     No. of Votes   No. of Votes     Broker
                                          For         Withheld     Non-Votes
                                     ------------   ------------   ---------

      Max L. Kupferberg               90,962,963      1,356,561       -0-

      Dominick Ciampa                 91,021,240      1,298,284       -0-

      William C. Frederick, M.D.      91,108,021      1,211,503       -0-

      The following directors are serving terms of office that continue through 2003 and 2004, as noted:

      Director                                                 Year Term Expires
      --------                                                 -----------------

      Joseph R. Ficalora                                              2003

      Michael F. Manzulli                                             2003

      Robert S. Farrell                                               2003

      Donald M. Blake                                                 2004

      Howard C. Miller                                                2004

      Anthony E. Burke                                                2004

(c) Two additional proposals were submitted for a vote, with the following results:

                                                           No. of Votes    No. of Votes    No. of Votes          Broker
                                                                For          Against        Abstaining         Non-Votes
                                                                ---          -------        ----------         ---------
      1. Amendment of the New York Community
         Bancorp, Inc. 1997 Stock Option Plan.              69,424,128      22,408,485        486,911        Not Applicable

      2. Ratification of the appointment of KPMG
         LLP as independent auditors for the fiscal
         year ending December 31, 2002.                     90,222,113       2,260,023         71,388        Not Applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 3.2:      Bylaws*

      Exhibit 10.1      Amended and Restated Employment Agreement of Joseph R.
                        Ficalora

      Exhibit 11:       Statement re: Computation of Per Share Earnings

      Exhibit 99.1:     Certification of the Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99.2:     Certification of the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Exhibits filed with the Company's Form 10-K for the year ended December 31, 2001, File No. 0-22278.

(b)   Reports on Form 8-K

      On May 21, 2002, the Company filed a Current Report on Form 8-K regarding its May 8 announcement of the public offering of 5.1 million shares of its common stock at a price to the public of $29.00 per share; its May 9 announcement that the underwriters of its public offering of 5.1 million shares of its common stock had exercised their overallotment option to purchase an additional 765,000 shares at a price of $29.00 per share; and its May 14 announcement that it completed the public offering of 5,865,000 shares of its common stock. The underwriting agreement was included by exhibit.

      On July 18, 2002, the Company filed a Current Report on Form 8-K reporting its earnings for the three- and six- month periods ended June 30, 2002, and providing its diluted GAAP EPS estimates for the full year 2002 and 2003.

      On July 22, 2002, the Company filed a Current Report on Form 8-K regarding its intention to make available and distribute to current and prospective investors a written presentation that would also be posted on its web site. The presentation discusses the Company's current and historic performance, strategies, and diluted GAAP EPS projections for 2002 and 2003.

      On July 23, 2002, the Company filed a Current Report on Form 8-K reporting that the Board of Directors had declared a quarterly cash dividend of $0.20 per share, payable on August 15, 2002 to shareholders of record as of August 5, 2002.

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

                                                New York Community Bancorp, Inc.
                                                --------------------------------
                                                (Registrant)


DATE:  August 9, 2002                           BY: /s/ Joseph R. Ficalora
                                                    ----------------------
                                                Joseph R. Ficalora
                                                President and
                                                Chief Executive Officer
                                                (Duly Authorized Officer)

DATE:  August 9, 2002                           BY: /s/ Robert Wann
                                                    ---------------
                                                Robert Wann
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)