Form 10-Q
period 2002-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2002-11-14
CIK 910073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                    ---------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                -------------------------------------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No
                                   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). X Yes ___ No
                                            ---

                                   107,179,722
                   -----------------------------------------
                         Number of shares outstanding at
                                November 8, 2002

                        NEW YORK COMMUNITY BANCORP, INC.

                                    FORM 10-Q
                                    ----------

                        Quarter Ended September 30, 2002
                        --------------------------------

INDEX                                                                          Page No.
-----                                                                          --------
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Condition as of September 30,
          2002 (unaudited) and December 31, 2001                                   1

          Consolidated Statements of Income and Comprehensive
          Income for the Three and Nine Months Ended September 30,
          2002 and 2001 (unaudited)                                                2

          Consolidated Statement of Changes in Stockholders'
          Equity for the Nine Months Ended September 30, 2002
          (unaudited)                                                              3

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2002 and 2001 (unaudited)                     4

          Notes to Unaudited Consolidated Financial Statements                     5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                             30

Item 4.   Controls and Procedures                                                 30

Part II.  OTHER INFORMATION                                                       31

Item 1.   Legal Proceedings                                                       31

Item 2.   Changes in Securities and Use of Proceeds                               31

Item 3.   Defaults Upon Senior Securities                                         31

Item 4.   Submission of Matters to a Vote of Security Holders                     31

Item 5.   Other Information                                                       31

Item 6.   Exhibits and Reports on Form 8-K                                        31

Signatures                                                                        33

Certifications                                                                    34

Exhibits                                                                          36

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                        (in thousands, except share data)

                                                                                  September 30,     December 31,
                                                                                      2002              2001
                                                                                  (unaudited)
                                                                                 --------------    -------------
Assets
Cash and due from banks                                                          $    114,781      $    168,449
Money market investments                                                               28,452            10,166
Securities held to maturity ($176,457 and $114,881 pledged at
  September 30, 2002 and December 31, 2001, respectively)                             460,485           203,195
Mortgage-backed securities held to maturity ($42,116 and $50,801
  pledged at September 30, 2002 and December 31, 2001, respectively)                   42,116            50,865
Securities available for sale ($2,132,669 and $1,381,356 pledged at
  September 30, 2002 and December 31, 2001, respectively)                           3,035,206         2,374,782
Mortgage loans:
  Multi-family                                                                      4,156,361         3,255,167
  1-4 family                                                                          430,437         1,318,295
  Commercial real estate                                                              538,141           561,944
  Construction                                                                        137,596           152,367
                                                                                 ------------      ------------
Total mortgage loans                                                                5,262,535         5,287,773
Other loans                                                                            85,451           116,969
Less: Unearned loan fees                                                               (5,648)           (3,055)
      Allowance for loan losses                                                       (40,500)          (40,500)
                                                                                 ------------      ------------
Loans, net                                                                          5,301,838         5,361,187
Premises and equipment, net                                                            75,683            69,010
Goodwill, net                                                                         624,518           614,653
Core deposit intangible, net                                                           53,000            57,500
Deferred tax asset, net                                                                13,125            40,396
Other assets                                                                          291,023           252,432
                                                                                 ------------      ------------
Total assets                                                                     $ 10,040,227      $  9,202,635
                                                                                 ============      ============

Liabilities and Stockholders' Equity
Deposits:
  NOW and money market accounts                                                  $  1,174,857      $    948,324
  Savings accounts                                                                  1,639,588         1,639,239
  Certificates of deposit                                                           1,860,002         2,407,906
  Non-interest-bearing accounts                                                       466,758           455,133
                                                                                 ------------      ------------
Total deposits                                                                      5,141,205         5,450,602
                                                                                 ------------      ------------
Official checks outstanding                                                            10,656            87,647
Borrowings                                                                          3,450,898         2,506,828
Mortgagors' escrow                                                                     39,051            21,496
Other liabilities                                                                     167,350           152,928
                                                                                 ------------      ------------
Total liabilities                                                                   8,809,160         8,219,501
                                                                                 ------------      ------------
Stockholders' equity:
  Preferred stock at par $0.01 (5,000,000 shares authorized;
   none issued)                                                                            --                --
  Common stock at par $0.01 (150,000,000 shares authorized;
   108,224,425 shares issued; 107,274,197 and 101,845,276
   shares outstanding at September 30, 2002 and December 31, 2001, respectively         1,082             1,082
  Paid-in capital in excess of par                                                  1,013,263           898,830
  Retained earnings (substantially restricted)                                        222,278           167,511
  Less: Treasury stock (950,228 and 6,379,149 shares, respectively)                   (24,011)          (78,294)
        Unallocated common stock held by ESOP                                         (20,866)           (6,556)
        Common stock held by SERP                                                      (3,113)           (3,113)
        Unearned common stock held by RRPs                                                (41)              (41)
  Accumulated other comprehensive income, net of tax effect                            42,475             3,715
                                                                                 ------------      ------------
Total stockholders' equity                                                          1,231,067           983,134
                                                                                 ------------      ------------
Total liabilities and stockholders' equity                                       $ 10,040,227      $  9,202,635
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

                        NEW YORK COMMUNITY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  For the                       For the
                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                        --------------------------     --------------------------
                                                            2002          2001             2002           2001
                                                        ------------- ------------     -------------  -----------
Interest Income:
     Mortgage and other loans                            $  99,862     $  90,180        $ 305,991     $ 223,787
     Securities                                              8,754         7,944           26,465        22,077
     Mortgage-backed securities                             45,353        22,206          114,670        32,300
     Money market investments                                  377           684              654         5,523
                                                         ---------     ---------        ---------     ---------
Total interest income                                      154,346       121,014          447,780       283,687
                                                         ---------     ---------        ---------     ---------

Interest Expense:
     NOW and money market accounts                           4,403         4,264           11,994        11,214
     Savings accounts                                        5,434         6,842           17,126        11,163
     Certificates of deposit                                11,519        28,864           46,247        80,842
     Borrowings                                             34,130        21,604           95,045        49,682
     Mortgagors' escrow                                          3             1               12            13
                                                         ---------     ---------        ---------     ---------
Total interest expense                                      55,489        61,575          170,424       152,914
                                                         ---------     ---------        ---------     ---------
          Net interest income                               98,857        59,439          277,356       130,773
Provision for loan losses                                       --            --               --            --
                                                         ---------     ---------        ---------     ---------
          Net interest income after
             provision for loan losses                      98,857        59,439          277,356       130,773
                                                         ---------     ---------        ---------     ---------

Other Operating Income:
     Fee income                                             10,816         8,805           32,799        24,527
     Net securities gains                                    3,903        16,354           11,685        25,300
     Other                                                   8,887         6,864           26,898        21,805
                                                         ---------     ---------        ---------     ---------
Total other operating income                                23,606        32,023           71,382        71,632
                                                         ---------     ---------        ---------     ---------

Non-interest Expense:
Operating expense:
     Compensation and benefits                              18,982        35,656           54,635        53,198
     Occupancy and equipment                                 6,043         5,321           17,712        12,410
     General and administrative                              7,748         8,002           24,322        19,011
     Other                                                   1,076           763            4,168         2,111
                                                         ---------     ---------        ---------     ---------
Total operating expense                                     33,849        49,742          100,837        86,730
                                                         ---------     ---------        ---------     ---------
     Amortization of core deposit intangible
       and goodwill                                          1,500         2,482            4,500         5,446
                                                         ---------     ---------        ---------     ---------
Total non-interest expense                                  35,349        52,224          105,337        92,176
                                                         ---------     ---------        ---------     ---------

Income before income taxes                                  87,114        39,238          243,401       110,229
Income tax expense                                          26,756        23,631           78,593        48,283
                                                         ---------     ---------        ---------     ---------
          Net income                                     $  60,358     $  15,607        $ 164,808     $  61,946
                                                         =========     =========        =========     =========

Comprehensive income, net of tax:
     Unrealized (loss) gain on securities                   (4,449)       19,296           38,760        23,268
                                                         ---------     ---------        ---------     ---------
          Comprehensive income                           $  55,909     $  34,903        $ 203,568     $  85,214
                                                         =========     =========        =========     =========

          Earnings per share                             $    0.58     $    0.18        $    1.63     $    0.90
          Diluted earnings per share                     $    0.58     $    0.18        $    1.61     $    0.87
                                                         =========     =========        =========     =========

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      Nine Months Ended
                                                                                     September 30, 2002
(in thousands, except per share data)                                                    (unaudited)
---------------------------------------------------------------------------------------------------------
Common Stock (Par Value: $0.01):
  Balance at beginning of year                                                           $     1,082
  Shares issued                                                                                   --
                                                                                         -----------
Balance at end of period                                                                       1,082
                                                                                         -----------

Paid-in Capital in Excess of Par:
  Balance at beginning of year                                                               898,830
  Shares issued in secondary offering and fractional shares                                   95,569
  Tax benefit effect on stock plans                                                           14,727
  Allocation of ESOP stock                                                                     4,137
                                                                                         -----------
Balance at end of period                                                                   1,013,263
                                                                                         -----------

Retained Earnings:
  Balance at beginning of year                                                               167,511
  Net income                                                                                 164,808
  Dividends paid on common stock                                                             (57,681)
  Exercise of stock options (2,160,937 shares)                                               (52,360)
                                                                                         -----------
Balance at end of period                                                                     222,278
                                                                                         -----------

Treasury Stock:
  Balance at beginning of year                                                               (78,294)
  Purchase of common stock (2,597,016 shares)                                                (71,302)
  Common stock issued in secondary offering                                                   67,303
  Exercise of stock options (2,160,937 shares)                                                58,282
                                                                                         -----------
Balance at end of period                                                                     (24,011)
                                                                                         -----------

Employee Stock Ownership Plan:
  Balance at beginning of year                                                                (6,556)
  Common stock acquired by ESOP                                                              (14,790)
  Allocation of ESOP stock                                                                       480
                                                                                         -----------
Balance at end of period                                                                     (20,866)
                                                                                         -----------

SERP Plan:
  Balance at beginning of year                                                                (3,113)
  Common stock acquired by SERP                                                                   --
                                                                                         -----------
Balance at end of period                                                                      (3,113)
                                                                                         -----------

Recognition and Retention Plans:
  Balance at beginning of year                                                                   (41)
  Earned portion of RRPs                                                                          --
                                                                                         -----------
Balance at end of period                                                                         (41)
                                                                                         -----------

Accumulated Comprehensive Income, Net of Tax:
  Balance at beginning of year                                                                 3,715
  Net unrealized appreciation in securities, net of tax                                       38,760
                                                                                         -----------
Balance at end of year                                                                        42,475
                                                                                         -----------

Total stockholders' equity                                                               $ 1,231,067
                                                                                         ===========

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                         2002           2001
(in thousands)                                                                                               (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                                                         $   164,808    $    61,946
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                                                                       4,978          3,700
       Amortization of premiums, net                                                                       5,518            210
       Amortization of net deferred loan origination fees                                                  2,684            884
       Amortization of core deposit intangible and goodwill                                                4,500          5,446
       Net gain on redemption and sales of securities and mortgage-backed securities                     (11,685)       (25,300)
       Net gain on sale of loans                                                                            (843)       (10,315)
       Net gain on sale of Bank property                                                                      --         (1,101)
       Tax benefit effect on stock plans                                                                  14,727         11,000
       Earned portion of ESOP                                                                              4,617         25,525
       Earned portion of SERP                                                                                 --            657
   Changes in assets and liabilities:
       Goodwill recognized in the Peter B. Cannell & Co., Inc. acquisition and other
         goodwill addition                                                                                (9,865)            --
       Goodwill recognized in merger with Richmond County                                                     --       (504,087)
       Core deposit intangible recognized in merger with Richmond County                                      --        (60,000)
       Acquired allowance                                                                                     --         22,434
       Decrease in deferred income taxes                                                                  27,271          8,440
       Increase in other assets                                                                          (38,591)      (129,862)
       (Decrease) increase in official checks outstanding                                                (76,991)         8,060
       Increase in other liabilities                                                                      14,422         64,425
                                                                                                     -----------    -----------
Total adjustments                                                                                        (59,258)      (579,884)
                                                                                                     -----------    -----------
Net cash provided by (used in) operating activities                                                      105,550       (517,938)
                                                                                                     -----------    -----------
Cash Flows from Investing Activities:
  Proceeds from redemption and sales of mortgage-backed securities
    held to maturity                                                                                       8,723        112,573
  Proceeds from redemption and sales of securities held to maturity                                       47,170             --
  Proceeds from redemption and sales of securities available for sale                                  1,641,718      1,057,288
  Purchase of securities held to maturity                                                               (308,276)            --
  Purchase of securities available for sale                                                           (1,674,658)    (2,949,168)
  Net increase in loans                                                                                 (593,480)    (1,673,748)
  Proceeds from sale of loans                                                                             72,273        610,581
  Purchase or acquisition of premises and equipment, net                                                 (11,651)       (35,030)
                                                                                                     -----------    -----------
Net cash used in investing activities                                                                   (818,181)    (2,877,504)
                                                                                                     -----------    -----------
Cash Flows from Financing Activities:
  Net increase in mortgagors' escrow                                                                      17,555         22,591
  Net (decrease) increase in deposits                                                                   (309,397)     2,253,943
  Net increase in borrowings                                                                             944,070      1,189,370
  Cash dividends and stock options exercised                                                            (110,041)       (61,823)
  Purchase of Treasury stock, net of stock options exercised                                             (13,020)       (60,075)
  Proceeds from issuance of common stock in secondary offering                                            95,569             --
  Treasury stock issued in secondary offering                                                             67,303             --
  Common stock acquired by ESOP                                                                          (14,790)            --
                                                                                                     -----------    -----------
Net cash provided by (used in) financing activities                                                      677,249     (3,344,006)
                                                                                                     -----------    -----------
Net decrease in cash and cash equivalents                                                                (35,382)       (51,436)
Cash and cash equivalents at beginning of period                                                         178,615        257,715
                                                                                                     -----------    -----------
Cash and cash equivalents at end of period                                                           $   143,233    $   206,279
                                                                                                     ===========    ===========
Supplemental information:
  Cash paid for:
   Interest                                                                                          $   155,683    $   152,595
   Income taxes                                                                                           14,318          3,500
Non-cash investing activities:
  Securitization of mortgage loans to mortgage-backed securities                                         569,554             --
  Transfer of securities from available for sale to held to maturity                                       1,011             --
  Reclassification from other loans to securities available for sale                                         460             --

See accompanying notes to unaudited consolidated financial statements.

                        NEW YORK COMMUNITY BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1.  Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, New York Community Bank (the "Bank").

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

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

Note 2.  Impact of Accounting Pronouncements
--------------------------------------------

Business Combinations, Goodwill, and Other Intangible Assets

The Company acquired Haven Bancorp, Inc. ("Haven") in a purchase transaction on November 30, 2000 and merged with Richmond County Financial Corp. ("Richmond County") in a purchase transaction on July 31, 2001.

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. These rules require that all business combinations consummated after June 30, 2001 be accounted for under the purchase method. The non-amortization provisions of the rules affecting goodwill and intangible assets deemed to have indefinite lives are effective for all purchase business combinations completed after June 30, 2001. Accordingly, no goodwill is being amortized in connection with the Richmond County merger.

The Company adopted the remaining provisions of SFAS No. 142 when the rules became effective for calendar-year companies on January 1, 2002. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets with regard to the Haven acquisition on January 1, 2002, at which time the amortization of goodwill stemming from this acquisition, in the amount of $1.5 million per quarter or $5.9 million per year, was discontinued.

Additionally, SFAS No. 142 requires that the Company complete an initial impairment assessment on all goodwill recognized in its consolidated financial statements within six months of the statement's adoption to determine if a transition impairment charge needs to be recognized. In the second quarter of 2002, management completed the initial assessment as of January 1, 2002 and determined that no impairment charge was needed.

The Company did not have indefinite lived intangible assets other than goodwill as of September 30, 2002.

Net income and earnings per share for the three and nine months ended September 30, 2002 and 2001, as adjusted to exclude amortization expense (net of taxes) related to goodwill, are as follows:

                                                            For the                            For the
                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                  ----------------------------       ---------------------------
(in thousands, except per share data)               2002                2001           2002               2001
                                                  ---------           --------       ---------          --------
Net income
Reported net income                               $  60,358           $ 15,607       $ 164,808          $ 61,946
Add back: goodwill amortization                          --                963              --             2,890
                                                  ---------           --------       ---------          --------
Adjusted net income                               $  60,358           $ 16,570       $ 164,808          $ 64,836
                                                  =========           ========       =========          ========

Basic earnings per share
Reported basic earnings per share                 $    0.58           $   0.18       $    1.63          $   0.90
Add back: goodwill amortization                          --               0.01              --              0.04
                                                  ---------           --------       ---------          --------
Adjusted basic earnings per share                 $    0.58           $   0.19       $    1.63          $   0.94
                                                  =========           ========       =========          ========

Diluted earnings per share
Reported diluted earnings per share               $    0.58           $   0.18       $    1.61          $   0.87
Add back: goodwill amortization                          --               0.01              --              0.04
                                                  ---------           --------       ---------          --------
Adjusted diluted earnings per share               $    0.58           $   0.19       $    1.61          $   0.91
                                                  =========           ========       =========          ========

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

(in thousands)
Balance as of January 1, 2002                                      $614,653
Goodwill acquired in the Peter B.
    Cannell & Co., Inc. acquisition                                   9,753
Addition resulting from goodwill re-evaluation
    subsequent to Richmond County merger                                112
                                                                   --------
Balance as of September 30, 2002                                   $624,518
                                                                   ========

During the third quarter of 2002, certain severance payments were made in connection with the Richmond County merger. At that time, the Company re-evaluated its goodwill and determined that it should be increased by $112,000.

Acquired Intangible Assets

The Company has a core deposit intangible ("CDI") and mortgage servicing rights stemming from the Richmond County merger. In addition, the Company has other identifiable intangibles of approximately $677,000 related to a branch purchase. The mortgage servicing rights and other identifiable intangibles are included in "other assets" on the Consolidated Statements of Condition as of September 30, 2002. The following table summarizes the gross carrying and accumulated amortization amounts of the Company's intangible assets as of September 30, 2002.

                                            Gross Carrying         Accumulated
                                                Amount             Amortization
                                            --------------         ------------
(in thousands)
Amortizing intangible assets
Core deposit intangible                          $60,000             $(7,000)
Mortgage servicing rights                          2,640                (259)
Other intangible assets                            1,325                (648)
                                                 -------             -------
Total                                            $63,965             $(7,907)
                                                 =======             =======

Aggregate amortization expense related to the CDI was $4.5 million for the nine months ended September 30, 2002. Aggregate amortization expense related to the mortgage servicing rights was $232,915 for the nine months ended September 30, 2002. Aggregate amortization expense for the other identifiable intangibles was $66,249 for the nine months ended September 30, 2002. The CDI, mortgage servicing rights, and other intangibles are being amortized over periods of ten years, eight and a half years, and fifteen years, respectively. The Company assessed the appropriateness of the useful lives of the intangible assets as of January 1, 2002 and determined them to be adequate. No residual value is estimated for these intangible assets.

Estimated future amortization expense related to the CDI, merger-related mortgage servicing rights, and other identifiable intangibles is as follows:

                                         Core Deposit         Mortgage            Other
                                          Intangible      Servicing Rights     Intangibles        Total
                                        --------------    ----------------     -----------      ---------
(in thousands)
2002                                      $  1,500           $     77             $  22         $  1,599
2003                                         6,000                311                88            6,399
2004                                         6,000                311                88            6,399
2005                                         6,000                311                88            6,399
2006                                         6,000                311                88            6,399
2007 and thereafter                         27,500              1,060               303           28,863
                                          --------           --------             -----         --------
Total remaining intangible assets         $ 53,000           $  2,381             $ 677         $ 56,058
                                          ========           ========             =====         ========

Accounting for the Impairment or Disposal of Long-lived Assets

In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 established more stringent criteria than those then in existence under GAAP for determining when a long-lived asset is held for sale. While SFAS No. 144 also broadens the definition of "discontinued operations," it does not allow for the accrual of future operating losses as was previously permitted. The provisions of the new standard were to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 has not had a material impact on the Company's consolidated financial statements.

Rescission of FASB Statements Nos. 4, 44, and 64 - Amendment of FASB Statement No. 13 and Technical Corrections

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64 - Amendment of FASB Statement No. 13 and Technical Corrections," which was effective as of May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 has not had a material impact on the Company's consolidated financial condition or results of operations.

Note 3.  Transfers of Financial Assets
--------------------------------------

On May 31, 2002, the Company securitized $572.5 million of one-to-four family loans into mortgage-backed securities. At the transaction date, this amount represented the historical carrying amount of the loans, net of any unamortized fees, plus accrued interest. Of the $572.5 million, $569.6 million was allocated to mortgage-backed securities and $2.9 million was allocated to capitalized mortgage servicing rights, in proportion to their relative fair values. In connection with the securitization, the Company recognized mortgage servicing rights under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. According to SFAS No.

140, the retained interests in a securitization are initially measured at their allocated carrying amount, based upon relative fair values of the retained interests received at the date of securitization. Capitalized servicing rights are reported in other assets and amortized into other operating income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing assets by predominant risk characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum. The amount of impairment recognized is the amount by which the carrying amount of servicing assets for a stratum exceeds its fair value. The valuation allowance is adjusted to reflect changes in the measurement of impairment subsequent to the initial measurement and charged to earnings.

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

As of September 30, 2002, the carrying value of the mortgage servicing rights stemming from the second quarter 2002 securitization of one-to-four family loans was $2,635,047. The mortgage servicing rights are included in "other assets" on the Consolidated Statements of Condition as of September 30, 2002. Aggregate amortization expense for the nine months ended September 30, 2002 was $271,847.

Estimated future amortization expense related to securitization-related mortgage servicing rights is as follows:

                                     Mortgage
                                 Servicing Rights
                                 ----------------
(in thousands)
2002                                  $   245
2003                                      773
2004                                      523
2005                                      348
2006                                      235
2007 and thereafter                       511
                                      -------
Total remaining                       $ 2,635
                                      =======

Combining the mortgage servicing rights acquired in the Richmond County merger and the mortgage servicing rights stemming from the second quarter 2002 securitization of one-to-four family loans, the Company had total mortgage servicing rights of $5.0 million at September 30, 2002.

                        NEW YORK COMMUNITY BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Overview
--------

New York Community Bancorp, Inc. (the "Company"), formerly known as Queens County Bancorp, Inc., is the holding company for New York Community Bank (the "Bank"), a New York State-chartered financial institution with 109 banking offices serving customers in New York City, Long Island, Westchester County, and New Jersey. In addition to operating the largest supermarket banking franchise in the region, with 54 in-store branches, the Bank is the largest producer of multi-family mortgage loans for portfolio in New York City. The Bank operates its branches through six community divisions: Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank.

In the third quarter of 2002, the Company sustained its record of solid financial performance, with earnings of $60.4 million, or $0.58 per diluted share. The $60.4 million reflects three months of combined operations with Richmond County Financial Corp. ("Richmond County"), which merged with and into the Company on July 31, 2001. In the third quarter of 2001, which included two months of combined operations with Richmond County, the Company recorded earnings of $15.6 million, or $0.18 per diluted share. Included in the latter amount was a net charge of $13.0 million, or $0.15 per share, primarily stemming from the merger; excluding this charge, the Company's third quarter 2001 earnings would have totaled $28.6 million, or $0.33 per diluted share.

Based on the strength of its third quarter performance, and management's expectations with regard to revenues and expenses in the fourth quarter of the year, the Company has projected 2002 diluted GAAP earnings per share in the range of $2.16 to $2.18, and 2003 diluted GAAP earnings per share in the range of $2.52 to $2.55. These estimates do not reflect any benefit of the proceeds generated by the offering of Bifurcated Option Note Unit SecuritiES(SM) (BONUSES(SM)) Units discussed below under "Recent Events."

Recent Events
-------------

On November 4, 2002, the Company raised net proceeds of approximately $268.0 million and completed the public offering of 5,500,000 units of Bifurcated Option Note Unit SecuritiES(SM) (BONUSES(SM)) Units at $50.00 per unit. Each BONUSES unit consists of a trust preferred security issued by New York Community Capital Trust V (a trust formed by the Company) and a warrant to purchase 1.4036 shares of common stock of the Company at any time prior to May 7, 2051 at an initial effective offering price of approximately $35.62 per share. Each trust preferred security has a maturity of 49 years, with a distribution rate of 6.00% on the $50.00 per security liquidation amount. Assuming that the Company had received the net proceeds of the BONUSES offering as of September 30, 2002, such net proceeds would have increased, on a pro forma basis at that date, the Company's tangible stockholders' equity to approximately $646.0 million, representing 6.32% of total assets, and increased its tangible book value per share to approximately $6.23. The Company's stockholders' equity would have increased to approximately $1.3 billion, representing 13.18% of total assets, and its book value per share would have increased to approximately $12.77. In addition, the Company believes the net proceeds from the sale of the BONUSES units will be available for inclusion as regulatory capital; however, no assurance can be given that the Federal Reserve Board will agree with the Company's treatment for regulatory purposes of the BONUSES units and their separate components. Assuming such regulatory capital treatment of the components of the BONUSES units based on their allocated initial purchase prices, the Company's Tier 1 capital would have risen to $970.9 million, or 20.08% of risk-weighted assets.

Forward-looking Statements and Associated Risk Factors
------------------------------------------------------

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

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan and investment portfolios; changes in deposit flows, competition, and demand for financial services and loan, deposit, and investment products in the Company's local markets; changes in real estate values; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company's operations, pricing, and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.


Critical Accounting Policies
----------------------------

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America, and with general practices within the banking industry.

Critical accounting policies relate to loans, securities, the allowance for loan losses, and accounting for intangible assets. A description of these policies, which significantly affect the determination of the Company's financial position, results of operations, and cash flows, are summarized in Note 1 ("Summary of Significant Accounting Policies") to the Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders.


Financial Condition
-------------------

The Company recorded total assets of $10.0 billion at September 30, 2002, up from $9.2 billion at December 31, 2001. The 2002 amount reflects the benefits of the Company's strategic balance sheet restructuring program, which has been substantially completed, and the leveraged growth of its mortgage loan and securities portfolios.

Mortgage originations totaled $1.9 billion in the current nine-month period, up from $807.4 million in the year-earlier nine-months. Included in the 2002 amount were third-quarter originations totaling $462.9 million, including multi-family loan originations of $345.2 million. Multi-family loan originations represented $1.5 billion, or 78.8%, of year-to-date mortgage loan production, and 74.6% of the third quarter amount.

While the portfolio of multi-family mortgage loans rose $901.2 million to $4.2 billion, the portfolio of one-to-four family mortgage loans declined $887.9 million to $430.4 million at September 30, 2002. In addition to repayments, the reduction represents the second quarter 2002 securitization of $572.5 million of one-to-four family loans, a key component of the Company's balance sheet restructuring program. The growth in multi-family mortgage loans was further offset by declines in commercial real estate and construction loans of $23.8 million and $14.8 million, respectively; the net effect was a $25.2 million reduction in total mortgage loans to $5.3 billion.

The Company's record of asset quality was extended in the third quarter, as the balance of non-performing assets and loans continued to decline. Non-performing assets totaled $11.1 million at September 30, 2002, representing 0.11% of total assets, while non-performing loans totaled $11.0 million, representing 0.21% of loans, net. Included in the latter amount were mortgage loans in foreclosure totaling $9.3 million and loans 90 days or more delinquent totaling $1.7 million.

In the absence of any net charge-offs or provisions for loan losses during the current nine-month period, the allowance for loan losses was maintained at $40.5 million, representing 367.90% of non-performing loans and 0.76% of loans, net, at September 30, 2002.

The leveraged growth of the balance sheet is partially reflected in the higher balance of securities available for sale and held to maturity at September 30, 2002. Available-for-sale securities rose $660.4 million from the December 31, 2001 level to $3.0 billion, while securities held to maturity rose $257.3 million to $460.5 million. The higher balance of available-for-sale securities reflects new investments, and the reclassification of the securitized one-to-four family loans. The growth in securities available for sale and held to maturity was partly offset by an $8.7 million reduction in the portfolio of mortgage-backed securities held to maturity to $42.1 million.

Primarily reflecting the first quarter 2002 acquisition of the remaining 53% equity interest in Peter B. Cannell & Co., Inc. ("PBC"), an investment advisory firm, goodwill, net, rose to $624.5 million at September 30, 2002 from $614.7 million at December 31, 2001. Pursuant to the Company's adoption of SFAS Nos. 141 and 142 on January 1, 2002, the amortization of goodwill has been discontinued; however, the amortization of core deposit intangibles ("CDI") will continue at a rate of $1.5 million per quarter through 2011. Accordingly, the balance of CDI declined $4.5 million to $53.0 million at September 30, 2002 from the level recorded at December 31, 2001. In addition, based on its second-quarter 2002 assessment of the goodwill recognized in the Company's consolidated financial statements, management determined that no impairment charge was required.

The Company's continuing emphasis on low-cost core deposits is reflected in its deposit mix at September 30, 2002. Core deposits rose $238.5 million to $3.3 billion, representing 63.8% of total deposits at quarter's end. At the same time, certificates of deposit ("CDs") fell $547.9 million to $1.9 billion, representing 36.2% of total deposits at that date. The decline in CDs was partially due to the Company's emphasis on the sale of revenue-producing investment products in lieu of higher cost depository accounts. The net effect of the drop in CDs and the rise in core deposits was a $309.4 million reduction in total deposits to $5.1 billion.

Consistent with the Company's ongoing leveraging program, borrowings rose $944.1 million to $3.5 billion, including Federal Home Loan Bank ("FHLB") advances of $1.8 billion, reverse repurchase agreements of $1.5 billion, and trust preferred obligations of $187.8 million.

Stockholders' equity rose to $1.2 billion at September 30, 2002, equivalent to 12.26% of total assets and a book value of $11.88 per share, based on 103,623,122 shares. The increase reflects nine-month cash earnings of $190.6 million and net proceeds of $147.5 million stemming from the sale of 5,865,000 shares in the Company's secondary offering in the second quarter of the year. Tangible stockholders' equity rose 78.0% to $553.5 million, representing 5.51% of total assets at quarter's end. In addition, the Company continued to exceed the minimum federal requirements for categorization as "adequately capitalized," with leverage capital equal to 7.39% of adjusted average assets, and a Tier 1 and total risk-based capital equal to 15.27% and 16.19% of risk-weighted assets, respectively. To be "adequately capitalized", the Company must maintain a minimum leverage capital ratio of 5%, a minimum Tier 1 capital ratio of 6%, and a minimum total capital ratio of 10%.

Loans
-----

The results of the Company's balance sheet restructuring are apparent in the mix of mortgage loans at September 30, 2002. Multi-family loans rose $901.2 million, or 27.7%, to $4.2 billion from the year-end 2001 level, while one-to-four family loans fell $887.9 million, or 67.4%, to $430.4 million during the nine-month period. Multi-family mortgage loans represented 79.0% of total mortgage loans at quarter's end, up from 61.6% at the end of December, while one-to-four family loans declined to 8.2% from 24.9%.

The rise in multi-family loans was fueled by a record volume of originations, indicative of management's emphasis on this market niche. Of the $1.9 billion of mortgage loans originated in the first nine months of the year, $1.5 billion, or 78.8%, were secured by multi-family buildings, including $345.2 million, or 74.6%, of the $462.9 million of mortgage loans originated in the third quarter of the year.

The decline in one-to-four family loans largely reflects the securitization of $572.5 million of loans in the second quarter, as well as prepayments in a declining rate environment. While the Company offers an extensive menu of one-to-four family loans through its branch network, such loans are primarily made on a conduit basis and not retained for portfolio.

The growth in multi-family loans was also offset by modest reductions in the balance of commercial real estate and construction loans. Commercial real estate loans fell $23.8 million to $538.1 million, after year-to-date originations of $141.5 million; construction loans fell $14.8 million to $137.6 million, after year-to-date originations of $76.2 million. The net effect was a $25.2 million reduction in total mortgage loans outstanding to $5.3 billion at September 30, 2002.

The portfolio of other loans declined $31.5 million from the year-end 2001 level to $85.5 million at September 30, 2002. The reduction reflects the Company's practice of originating such loans on a conduit basis, as well as the sale of home equity loans totaling $71.4 million in the second quarter of the year.

While loan growth was temporarily constrained by the balance sheet restructuring program, management believes that the resultant portfolio of mortgage loans is better positioned to withstand the pressure of a changing economy and interest rate volatility. In addition, at October 16, 2002, the Company had a pipeline of approximately $680.0 million, primarily consisting of multi-family loans. With the restructuring of the balance sheet now substantially completed, management expects that the mortgage loan portfolio will reflect growth in the quarters ahead.


Asset Quality
-------------

The quality of the Company's assets is reflected in the absence of any net charge-offs during the current third quarter and in the balance of non-performing assets recorded at September 30, 2002. Non-performing assets totaled $11.1 million at that date, as compared to $13.8 million at June 30, 2002 and to $17.7 million at December 31, 2001. The September 30, 2002 balance was equivalent to 0.11% of total assets, as compared to 0.14% and 0.19% at the earlier dates.

The decline in non-performing assets reflects reductions in the balance of non-performing loans and in the balance of foreclosed real estate. At September 30, 2002, non-performing loans declined to $11.0 million from $13.7 million at June 30, 2002 and $17.5 million at December 31, 2001, representing 0.21%, 0.26%, and 0.33% of loans, net, at the respective dates. Included in the September 30, 2002 amount were mortgage loans in foreclosure totaling $9.3 million (versus $11.2 million and $10.6 million) and loans 90 days or more delinquent totaling $1.7 million (versus $2.5 million and $6.9 million).

At September 30, 2002, foreclosed real estate totaled $121,000, down from $145,000 and $249,000, at June 30, 2002 and December 31, 2001, respectively.

In the absence of any net charge-offs or provisions for loan losses year-to-date, the allowance for loan losses was maintained at $40.5 million, representing 367.90% of non-performing loans and 0.76% of loans, net, at September 30, 2002, as compared to 295.73% and 0.76% at June 30, 2002, and to 231.46% and 0.76% at December 31, 2001.

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

In order to determine its overall adequacy, the allowance for loan losses is reviewed by management on a quarterly basis, and by the Mortgage and Real Estate Committee of the Board of Directors.

Various factors are considered in determining the appropriate level of the allowance for loan losses. These factors include, but are not limited to:

     1)   End-of-period levels and observable trends in non-performing loans;

     2) Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

     3) Analysis of the portfolio in the aggregate as well as on an individual loan basis, which considers:

               i. payment history;
              ii. underwriting analysis based upon current financial
                  information; and
             iii. current inspections of the loan collateral by qualified in-house property appraisers/inspectors.

     4) Bi-weekly meetings of executive management with the Mortgage and Real Estate Committee (which includes five outside directors, each possessing over 30 years of complementary real estate experience), during which observable trends in the local economy and their effect on the real estate market are discussed;

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

Asset Quality Analysis

                                                                  At or For the         At or For the
                                                                Nine Months Ended         Year Ended
                                                                September 30, 2002    December 31, 2001
(dollars in thousands)                                             (unaudited)
--------------------------------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance at beginning of period                                       $40,500                $18,064
Acquired allowance                                                        --                 22,436
                                                                     -------                -------
Balance at end of period                                             $40,500                $40,500
                                                                     =======                =======

Non-performing Assets at Period-end:
Mortgage loans in foreclosure                                        $ 9,296                $10,604
Loans 90 days or more delinquent                                       1,712                  6,894
                                                                     -------                -------
Total non-performing loans                                            11,008                 17,498
Foreclosed real estate                                                   121                    249
                                                                     -------                -------
Total non-performing assets                                          $11,129                $17,747
                                                                     =======                =======

Ratios:
Non-performing loans to loans, net                                      0.21%                  0.33%
Non-performing assets to total assets                                   0.11                   0.19
Allowance for loan losses to non-performing loans                     367.90                 231.46
Allowance for loan losses to loans, net                                 0.76                   0.76
                                                                     =======                =======

Securities, Mortgage-backed Securities, and Money Market Investments
--------------------------------------------------------------------

In the third quarter of 2002, the Company continued taking advantage of the attractive yield curve to enhance its earnings with investments in securities with favorable yields. Available-for-sale securities thus rose $660.4 million from the December 31, 2001 level to $3.0 billion at September 30, 2002, while securities held to maturity rose $257.3 million to $460.5 million.

The increase in securities available for sale reflects new investments and the Company's second quarter 2002 securitization of one-to-four family loans totaling $572.5 million. Mortgage-backed securities represented $2.7 billion, or 90.5%, of the $3.0 billion total, while capital trust notes represented $187.5 million of the total amount. The increase in securities available for sale was partly tempered by year-to-date securities sales, prepayments, and redemptions of $1.6 billion, including $675.2 million in the third quarter of the year. The sale of securities generated nine-month after-tax net gains of $7.6 million, and contributed $0.07 per share to nine-month 2002 diluted earnings per share.

The portfolio of securities held to maturity consisted primarily of capital trust notes totaling $182.2 million, corporate bonds totaling $96.9 million, and Federal Home Loan Bank ("FHLB") of New York stock totaling $176.5 million. At September 30, 2002 and December 31, 2001, the market values of securities held to maturity were $466.7 million and $203.6 million, equivalent to 101.4% and 100.2% of carrying value, respectively.

The growth in securities available for sale and held to maturity was partly offset by an $8.7 million reduction in the portfolio of mortgage-backed securities held to maturity. While the Company continues to invest in such assets, they typically are classified as available for sale. At September 30, 2002 and December 31, 2001, the market value of the portfolio of mortgage-backed securities held to maturity was $43.6 million and $51.1 million, equivalent to 103.6% and 100.5% of carrying value, respectively.

Reflecting management's preference for investments in higher-yielding assets, the quarter-end balance of money market investments was a modest $28.5 million, as compared to $10.2 million at year-end 2001.

Available-for-Sale Securities Portfolio Analysis

Securities available for sale at September 30, 2002 and December 31, 2001 are summarized as follows:

                                                                           September 30, 2002
                                                -------------------------------------------------------------------------
                                                  Amortized           Gross              Gross            Estimated
(in thousands)                                       Cost        Unrealized Gain    Unrealized Loss      Market Value
                                                --------------- ------------------ ------------------- ------------------
Debt and equity securities available for sale:
U.S. Government and agency obligations            $       113      $      27           $     --           $       140
Corporate bonds                                         9,793             59                 --                 9,852
Capital trust notes                                   181,051          6,899                474               187,476
Preferred stock                                        75,494          1,222                113                76,503
Common stock                                           14,370          3,602              2,827                15,145
Other                                                     382             --                 --                   382
                                                --------------- ------------------ ------------------- ------------------
Total                                             $   281,203      $  11,709           $  3,414           $   289,498
                                                --------------- ------------------ ------------------- ------------------
Mortgage-backed securities available for sale:
GNMA certificates                                 $    84,370      $   2,365           $     --           $    86,735
FNMA certificates                                      39,887          1,280                 --                41,167
FHLMC certificates                                    541,354         21,962                 --               563,316
CMOs and REMICs                                     2,025,459         30,669              1,638             2,054,490
                                                --------------- ------------------ ------------------- ------------------
Total                                             $ 2,691,070      $  56,276           $  1,638           $ 2,745,708
                                                --------------- ------------------ ------------------- ------------------
Total securities available for sale               $ 2,972,273      $  65,200           $  2,267           $ 3,035,206
                                                =============== ================== =================== ==================

                                                                           December 31, 2001
                                               ----------------------------------- ------------------- ------------------
                                                  Amortized           Gross              Gross             Estimated
(in thousands)                                      Cost         Unrealized Gain    Unrealized Loss      Market Value
                                               ---------------- ------------------ ------------------- ------------------
Debt and equity securities available for sale:
U.S. Government and agency obligations            $    25,113      $      --           $    230           $    24,883
Corporate bonds                                        13,387            182                  2                13,567
Capital trust notes                                   120,171          4,809                722               124,258
Preferred stock                                        79,857            392                 78                80,171
Common stock                                            9,137          1,575                256                10,456
                                               ---------------  ------------------ ------------------- ------------------
Total                                             $   247,665      $   6,958           $  1,288           $   253,335
                                               ---------------  ------------------ ------------------- ------------------
Mortgage-backed securities available for sale:
GNMA certificates                                 $   143,179      $     667           $      4           $   143,842
FNMA certificates                                      78,258            468                  2                78,724
FHLMC certificates                                     47,528            418                 --                47,946
CMOs and REMICs                                     1,841,727         10,140                932             1,850,935
                                               ---------------- ------------------ ------------------- ------------------
Total                                             $ 2,110,692      $  11,693           $    938           $ 2,121,447
                                               ---------------- ------------------ ------------------- ------------------
Total securities available for sale               $ 2,358,357      $  18,651           $  2,226           $ 2,374,782
                                               ================ ================== =================== ==================

Sources of Funds
----------------

The Company has four principal funding sources for the payment of dividends and share repurchases: dividends paid to the Company by the Bank; capital raised through the issuance of trust preferred securities; capital raised through the issuance of stock; and maturities of, and income from, investments.

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

The Bank gathers its deposits through a network of 109 banking offices serving customers throughout New York City, Long Island, Westchester County, and New Jersey. The Bank is the second largest thrift depository in the boroughs of Queens and Staten Island and the fourth largest thrift depository in the metropolitan New York region, overall.

The Company's continuing emphasis on low-cost core deposits was reflected in its deposit mix at September 30, 2002. Core deposits totaled $3.3 billion at that date, representing 63.8% of total deposits, as compared to $3.0 billion, representing 55.8%, at December 31, 2001. The increase in core deposits stemmed from a $226.5 million rise in NOW and money market accounts to $1.2 billion; a $349,000 rise in savings accounts to $1.6 billion; and an $11.6 million rise in non-interest-bearing accounts to $466.8 million.

The growth in core deposits was offset by a decline of $547.9 million in the balance of CDs. CDs totaled $1.9 billion at September 30, 2002, representing 36.2% of total deposits, as compared to $2.4 billion, representing 44.2%, at year-end 2001. The net effect of the drop in CDs and the rise in core deposits was a $309.4 million reduction in total deposits to $5.1 billion.

The decline in CDs was partially due to the Company's ongoing focus on the sale of third-party investment products, including annuities. Such products offer customers higher yields than traditional banking products, while generating revenues for the Company. In the first nine months of 2002, gross sales of such third-party products totaled $146.5 million, generating gross revenues of $8.6 million.

The decline in CDs also reflects the divestiture of 14 in-store branches during the second quarter. With the opening of a traditional branch office in July 2002 and another set to open in the first quarter, the Company expects to have 110 banking offices serving metropolitan New York and New Jersey by March 31, 2003.

The decline in deposits was largely offset by an increase in the balance of borrowings at September 30, 2002. Reflecting the continuation of the Company's leveraging program, borrowings rose $944.1 million to $3.5 billion from the balance recorded at December 31, 2001. Included in the 2002 amount were FHLB borrowings of $1.8 billion, reverse repurchase agreements of $1.5 billion, and trust preferred obligations of $187.8 million.

Asset and Liability Management and the Management of Interest Rate Risk
-----------------------------------------------------------------------

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

In the process of managing its interest rate risk, the Company has pursued the following strategies: (1) emphasizing the origination and retention of multi-family loans with a fixed rate of interest in the first five years of the loan and a rate that adjusts annually in each of years six through ten; (2) originating the majority of one-to-four family loans on a conduit basis; and (3) investing in fixed rate mortgage-backed and mortgage-related securities with estimated weighted average lives of 2.5 to seven years. These strategies take into consideration the stability of the Company's core deposit base.

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

In the nine months ended September 30, 2002, the Company continued the balance sheet restructuring which began with the acquisition of Haven Bancorp, Inc. ("Haven") on November 30, 2000. The portfolio of multi-family loans was significantly increased through originations, and the portfolio of one-to-four family loans significantly reduced through securitization, repayments, and sales. In addition, the Company continued to emphasize securities investments in assets of shorter duration, primarily in the form of mortgage-backed securities. At the same time, however, the Company continued to take advantage of the favorable yield curve, maintaining its strategy of leveraged asset growth. Due to the resultant increase in short-term borrowings, the Company's one-year interest rate sensitivity gap at September 30, 2002 was a negative 12.71%, as compared to a negative 17.78% and a negative 8.69% at June 30, 2002 and December 31, 2001, respectively.

The Company also monitors changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as the net portfolio value, or NPV. To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. As of September 30, 2002, a 200-basis point increase in interest rates would have reduced the NPV by approximately 7.20 % (as compared to 10.09% and 14.36%, the June 30, 2002 and December 31, 2001 impacts); a 200-basis point reduction would have increased the NPV by 12.27% (as compared to 5.10% and 6.74% at the corresponding dates). There can be no assurances that future changes in the Company's mix of assets and liabilities will not result in greater changes to the NPV.

Liquidity and Capital Position
------------------------------

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

The principal investing activities of the Bank are the origination of mortgage loans (primarily secured by multi-family buildings) and, to a lesser extent, the purchase of mortgage-backed and other investment securities. In the nine months ended September 30, 2002, the net cash used in investing activities totaled $818.2 million, largely reflecting a $593.5 million net increase in loans, the purchase of securities available for sale totaling $1.7 billion, and proceeds from the redemption and sale of securities totaling $1.6 billion. The net increase in loans primarily reflects nine-month mortgage originations of $1.9 billion, offset by repayments and prepayments totaling $1.3 billion.

The Bank's investing activities were funded by internal cash flows generated by its operating and financing activities. In the first nine months of 2002, the net cash provided by operating activities totaled $105.6 million, while the net cash provided by financing activities totaled $677.2 million. The latter amount largely reflects a $944.1 million increase in borrowings, and the proceeds from the Company's secondary stock offering in the second quarter of the year.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank's most liquid assets are cash and due from banks and money market investments, which collectively totaled $143.2 million at September 30, 2002 as compared to $178.6 million at December 31, 2001. Additional liquidity stems from the Bank's portfolio of securities available for sale, which totaled $3.0 billion at the close of the third quarter, and from the Bank's approved line of credit with the FHLB, which totaled $4.0 billion.

CDs due to mature in one year or less from September 30, 2002 totaled $1.5 billion; based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank's branch offices.

The Bank's off-balance-sheet commitments at September 30, 2002 consisted of outstanding loan commitments of $460.1 million and commitments to purchase mortgage-backed and investment securities in the amount of $1.5 billion.

Capital Position

The Company recorded stockholders' equity of $1.2 billion at September 30, 2002, up 25.2% from $983.1 million at December 31, 2001. The 2002 amount was equivalent to 12.26% of total assets and a book value of $11.88 per share, based on 103,623,122 shares. The 2001 amount was equivalent to 10.68% of total assets and a book value of $10.05 per share, based on 97,774,030 shares.

Excluding the goodwill and CDI stemming from the aforementioned Haven, Richmond County, and PBC transactions, the Company recorded tangible stockholders' equity of $553.5 million, or $5.34 per share, at the close of the third quarter, up from $311.0 million, or $3.18 per share, at year-end 2001. In addition to nine-month 2002 cash earnings of $190.6 million, the higher level of tangible stockholders' equity reflects the net proceeds of the Company's secondary stock offering in the second quarter of the year. The Company realized $147.5 million, after expenses, through the sale of 5,865,000 shares from its Treasury account at a price of $29.00 per share. Of this amount, $14.8 million was loaned to the Company's Employee Stock Ownership Plan ("ESOP") for the purchase of 510,000 shares of common stock sold in the offering.

Also reflected in stockholders' equity at September 30, 2002 are the distribution of cash dividends totaling $57.7 million and the repurchase of 2,597,016 shares totaling $71.3 million. Under the share repurchase authorized by the Board of Directors on February 19, 2002, there were 719,771 shares still available for repurchase at September 30, 2002. On November 12, 2002, the Board authorized the repurchase of up to an additional 5.0 million shares of Company stock.

At September 30, 2002, the level of stockholders' equity exceeded the minimum federal requirements for a bank holding company. The Company's leverage capital totaled $696.6 million, or 7.39% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $696.6 million and $738.4 million, representing 15.27% and 16.19% of risk-weighted assets, respectively. At December 31, 2001, the Company's leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $497.2 million, $497.2 million, and $542.4 million, representing 5.95% of adjusted average assets, 10.37% of risk-weighted assets, and 11.31% of risk-weighted assets, respectively. In addition, as of September 30, 2002, the Bank was categorized as "well capitalized" under the FDIC regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company's and the Bank's leverage, Tier 1 risk-based, and total risk-based capital levels in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

                                                                           At September 30, 2002
                                                                           ---------------------

                                                                                          Risk-Based Capital
                                                                                          ------------------
                                                 Leverage Capital                 Tier 1                      Total
                                                 ----------------                 ------                      -----
(dollars in thousands)                           Amount      Ratio           Amount      Ratio          Amount       Ratio
                                               ----------  --------        ----------   -------        ---------   --------
Total equity                                   $  696,628      7.39%       $  696,628     15.27%       $ 738,379      16.19%
Regulatory capital requirement                    471,450      5.00           273,676      6.00          456,127      10.00
                                               ----------  --------        ----------   -------        ---------   --------
Excess                                         $  225,178      2.39%       $  422,952      9.27%       $ 282,252       6.19%
                                               ==========  ========        ==========   =======        =========   ========

Regulatory Capital Analysis (Bank Only)

                                                                           At September 30, 2002
                                                                           ---------------------

                                                                                          Risk-Based Capital
                                                                                          ------------------
                                                 Leverage Capital                 Tier 1                      Total
                                                 ----------------                 ------                      -----
(dollars in thousands)                           Amount      Ratio           Amount      Ratio          Amount      Ratio
                                               ----------  --------        ----------   -------        ---------   --------
Total savings bank equity                      $  636,238      6.76%       $  636,238     14.00%       $ 677,934      14.91%
Regulatory capital requirement                    282,455      3.00           181,836      4.00          363,672       8.00
                                               ----------  --------        ----------   -------        ---------   --------
Excess                                         $  353,783      3.76%       $  454,402     10.00%       $ 314,262       6.91%
                                               ==========  ========        ==========   =======        =========   ========


The Company's capital position has been further enhanced by its offering of BONUSES Units in October 2002, which generated gross proceeds of $275.0 million. Assuming that the Company had received the net proceeds of the BONUSES offering as of September 30, 2002, such net proceeds would have increased, on a pro forma basis at that date, the Company's tangible stockholders' equity 16.7% to approximately $646.0 million, representing 6.32% of total assets and a tangible book value per share of approximately $6.23. The Company's stockholders' equity would have increased 7.5% to approximately $1.3 billion, representing 13.18% of total assets and a book value per share of approximately $12.77. In addition, the Company believes the net proceeds from the sale of the BONUSES units will be available for inclusion as regulatory capital; however, no assurance can be given that the Federal Reserve Board will agree with the Company's treatment for regulatory purposes of the BONUSES units and their separate components.
Assuming such regulatory capital treatment of the components of the BONUSES units based on their allocated initial purchase prices, the Company's Tier 1 capital would have risen to $970.9 million, or 20.08% of risk-weighted assets.

Comparison of the Three Months Ended September 30, 2002 and 2001
----------------------------------------------------------------

The following line item discussions reflect three months of consolidated operations with Richmond County in the third quarter of 2002, as compared to two months of consolidated operations with Richmond County in the third quarter of 2001.

Earnings Summary
----------------

In the third quarter of 2002, the Company sustained its record of solid financial performance, with earnings of $60.4 million, or $0.58 per diluted share, representing a return on average assets ("ROA") of 2.39% and a return on average stockholders' equity ("ROE") of 19.79%. In addition to the record level of mortgage loans produced, and the continuing leveraging program, the $60.4 million reflects three months of combined operations with Richmond County, which merged with and into the Company on July 31, 2001. In the third quarter of 2001, which included two months of combined operations with Richmond County, the Company recorded earnings of $15.6 million, or $0.18 per diluted share. Included in the latter amount were a non-recurring merger-related charge of $22.0 million and a $3.0 million charge related to a tax rate adjustment; these charges were partly offset by combined after-tax gains of $12.0 million on the sale of securities, loans, and a Bank-owned property. Excluding the resultant $13.0 million, or $0.15 per share, net charge, the Company's earnings rose 111.2% from $28.6 million in the third quarter of 2001 to $60.4 million in the current third quarter, equivalent to a 75.8% rise in diluted earnings per share from $0.33 to $0.58.

The Company also recorded a 33.5% increase in third quarter 2002 cash earnings to $64.3 million, equivalent to a 10.9% rise in diluted cash earnings per share to $0.61. Cash earnings are calculated by adding back to net income certain operating expenses, net of tax, stemming from the amortization and appreciation of shares held in the Company's stock-related benefit plans, as well as the CDI and goodwill stemming from its merger-of-equals with

Richmond County on July 31, 2001 and the acquisition of Haven on November 30, 2000, respectively. Although cash earnings are not a measure of performance calculated in accordance with GAAP, the Company believes that cash earnings are useful to an investor in evaluating its operating performance and in comparing it with other companies in the banking industry who report similar measures. Cash earnings should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or other income or cash flow statements data prepared in accordance with GAAP. Moreover, the way in which the Company calculates cash earnings may differ from that of other companies reporting similarly named measures.

Cash Earnings Analysis

                                                                                                For the Three Months Ended
                                                                                                      September 30,
                                                                                             --------------------------------
(in thousands, except per share data)                                                          2002                    2001
                                                                                             --------                --------
Net income                                                                                   $ 60,358                $ 15,607
Additional contributions to tangible stockholders' equity:
   Amortization and appreciation of stock-related benefit plans                                 1,629                  23,486
   Tax benefit effect on stock plans                                                               --                   6,000
   Dividends on unallocated ESOP shares                                                           763                     571
                                                                                             --------                --------
Total additional contributions to tangible stockholders' equity                              $  2,392                $ 30,057
Amortization of core deposit intangible and goodwill                                            1,500                   2,482
                                                                                             --------                --------
Cash earnings                                                                                $ 64,250                $ 48,146
                                                                                             ========                ========

Cash earnings per share                                                                      $   0.62                $   0.56
Diluted cash earnings per share                                                              $   0.61                $   0.55
                                                                                             ========                ========

Earnings growth was primarily driven by a 66.3% increase in net interest income, the result of a $33.3 million, or 27.5%, rise in interest income to $154.3 million and a $6.1 million, or 9.9%, decline in interest expense to $55.5 million. The higher level of interest income stemmed from a $2.4 billion rise in the average balance of interest-earning assets to $8.9 billion, which served to offset a 47-basis point drop in the average yield to 6.93%. The reduction in interest expense was driven by a 131-basis point drop in the average cost of funds to 2.65%, which served to offset a $2.1 billion rise in the average balance of interest-bearing liabilities to $8.3 billion.

The growth in net interest income was accompanied by an 84-basis point rise in the Company's interest rate spread to 4.28% and an 81-basis point rise in its net interest margin to 4.44%.

Other operating income totaled $23.6 million in the current third quarter, as compared to $32.0 million in the third quarter of 2001. While the 2002 amount included net securities gains of $3.9 million, the 2001 amount included net securities gains of $16.4 million and $2.0 million in gains on the sale of loans and a Bank-owned property. Excluding the respective gains, the Company recorded a $6.0 million rise in other operating income to $19.7 million, reflecting a $2.0 million rise in fee income to $10.8 million and a $4.0 million rise in other income to $8.9 million.

Non-interest expense totaled $35.3 million and $52.2 million, respectively, in the current and year-earlier third quarters, including operating expense of $33.8 million and $49.7 million. Included in the 2001 amounts was a non-recurring charge of $22.0 million, stemming from the allocation of ESOP shares pursuant to the Richmond County merger. Excluding this charge, the Company's third quarter 2001 non-interest expense totaled $30.2 million and its operating expense totaled $27.7 million.

Also reflected in third quarter 2001 non-interest expense was amortization of goodwill and CDI in the amount of $2.5 million, as compared to CDI amortization of $1.5 million in the third quarter of 2002. The difference reflects the Company's adoption of SFAS Nos. 141 and 142 on January 1, 2002, which resulted in the discontinuation of goodwill amortization as of that date.

Income tax expense rose $3.1 million to $26.8 million in the current third quarter, reflecting a $47.9 million rise in pre-tax income to $87.1 million, and an effective tax rate of 30.7%.

The provision for loan losses had no bearing on the Company's third quarter 2002 or 2001 earnings, having been suspended since the third quarter of 1995.

Interest Income
---------------

The level of interest income in any given period depends upon the average balance and mix of the Company's interest-earning assets, the yield on said assets, and the current level of market interest rates.

In the third quarter of 2002, the Company recorded interest income of $154.3 million, up from $121.0 million in the third quarter of 2001. The 27.5% increase was driven by a $2.4 billion, or 37.4%, rise in the average balance of interest-earning assets to $8.9 billion, and tempered by a 47-basis point drop in the average yield to 6.93%. While the lower yield reflects the decline in market interest rates and the restructuring of the Company's assets, the higher balance reflects the three-month benefit of the Richmond County merger, and the leveraged growth of the Company's loan and mortgage-backed securities portfolios.

Reflecting the record volume of loans produced over the last four quarters, mortgage and other loans generated $99.9 million, or 64.7%, of total third quarter 2002 interest income, up $9.7 million, or 10.7%, from the third quarter 2001 amount. The increase was fueled by a $679.6 million, or 14.6%, rise in the average balance of loans to $5.3 billion, which offset a 20-basis point decline in the average yield to 7.50%. The growth in the average balance occurred despite the second quarter securitization of one-to-four family loans totaling $572.5 million.

Mortgage-backed securities accounted for $45.4 million, or 29.4%, of total interest income in the current third quarter, up from $22.2 million, representing 18.4%, in the year-earlier three months. The increase stemmed from a $1.6 billion rise in the average balance to $2.9 billion, outweighing a 48-basis point drop in the average yield to 6.15%. The higher average balance reflects both new investments and the re-classification of the securitized one-to-four family loans.

Securities generated third quarter 2002 interest income of $8.8 million, up $810,000 from the year-earlier amount. The increase was the net effect of a $205.2 million rise in the average balance to $609.9 million and a 205-basis point decline in the average yield to 5.74%.

Money market accounts produced interest income of $377,000 in the current third quarter, down $307,000 from the level recorded in the third quarter of 2001. The decrease was the net effect of a 218-basis point rise in the average yield to 4.65% and a $77.5 million decline in the average balance to $32.2 million.

Interest Expense
----------------

The level of interest expense is a function of the average balance and composition of the Company's interest-bearing liabilities and the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded third quarter 2002 interest expense of $55.5 million, down $6.1 million, or 9.9%, from the third quarter 2001 amount. While the average balance of interest-bearing liabilities rose $2.1 billion, or 34.7%, to $8.3 billion, the increase was largely offset by a 131-basis point decline in the average cost of funds to 2.65%. The reduction in interest expense was supported by three primary factors: a shift in the deposit mix in favor of low-cost core deposits; the downward repricing of CDs during a period of declining market interest rates; and the Company's emphasis on the sale of third-party investment products in lieu of higher cost CDs.

In the third quarter of 2002, the interest expense derived from CDs fell $17.3 million to $11.5 million, the result of a $397.2 million decline in the average balance to $1.9 billion and a 257-basis point decline in the average cost of such funds to 2.40%. CDs generated 20.8% of total interest expense in the current third quarter, as compared to 46.9% in the year-earlier three months.

The interest expense derived from other deposits (NOW and money market accounts, savings accounts, and mortgagors' escrow) fell $1.3 million to $9.8 million, primarily reflecting the year-over-year decline in market interest rates. While the average balance of other deposits rose $883.4 million to $3.3 billion, the increase was offset by a 64-basis point decline in the average cost of such funds to 1.19%. The higher average balance includes a $108.8 million increase in average non-interest-bearing deposits to $463.0 million.

NOW and money market accounts generated third quarter 2002 interest expense of $4.4 million, up $139,000 from the third quarter 2001 amount. The increase was the net effect of a $315.3 million rise in the average balance to $1.1 billion and a 52-basis point decline in the average cost to 1.53%.

Savings accounts generated interest expense of $5.4 million in the current third quarter, down $1.4 million from the year-earlier amount. While the average balance of such funds rose $447.7 million to $1.7 billion, the increase was offset by a 94-basis point decline in the average cost of such funds to 1.30%.

The interest expense generated by mortgagors' escrow rose $2,000 to $3,000, the result of an $11.7 million rise in the average balance to $30.7 million and a two-basis point rise in the average cost to four basis points.

In connection with the Company's yearlong leveraging program, the average balance of borrowings rose $1.8 billion to $3.6 billion, generating a $12.5 million increase in interest expense to $34.1 million. The higher balance was tempered, in part, by a 95-basis point reduction in the average cost of borrowings to 3.80%.

Net Interest Income
-------------------

Net interest income is the Company's primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors are influenced by the pricing and mix of the Company's interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the "FOMC"). The FOMC reduces, maintains, or increases the federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. While the federal funds rate held steady at 1.75% in the current third quarter, the rate ranged from a high of 3.75% in July to a low of 3.00% in September 2001.

The Company's net interest income rose 66.3% to $98.9 million in the current third quarter from $59.4 million in the third quarter of 2001. The increase was fueled by the leveraged growth of the Company's interest-earning assets, as the Company parlayed the increase in short-term borrowings and low-cost core deposits into the production of multi-family loans and investments in securities. These factors also combined to expand the Company's interest rate spread and net interest margin, which rose 84 and 81 basis points, respectively, to 4.28% and 4.44%.

At $98.9 million, the Company's third quarter 2002 net interest income was $3.4 million higher than the second quarter 2002 level, and thus contributed to the year-over-year increase. At the same time, its spread and margin were one and four basis points lower, respectively, than the linked-quarter measures, largely reflecting the planned leveraging of the capital raised in the aforementioned secondary offering. While the restructuring of the balance sheet also contributed to the modest linked-quarter drop in spread and margin, management believes that the resultant mix of assets is better positioned to withstand the pressures of economic adversity and interest rate volatility.

Net Interest Income Analysis

                                                                        Three Months Ended September 30,
                                              -----------------------------------------------------------------------------------
                                                                 2002                                      2001
                                              ----------------------------------------    ---------------------------------------
                                                                             Average                                    Average
                                                 Average                     Yield/         Average                     Yield/
(dollars in thousands)                           Balance       Interest       Cost          Balance       Interest       Cost
                                              --------------   ----------   ----------    -------------   ----------   ----------
Assets:
  Interest-earning assets:
   Mortgage and other loans, net                $ 5,324,162    $  99,862       7.50%       $ 4,644,558    $  90,180       7.70%
   Securities                                       609,915        8,754       5.74            404,761        7,944       7.79
   Mortgage-backed securities                     2,948,337       45,353       6.15          1,329,680       22,206       6.63
   Money market investments                          32,184          377       4.65            109,726          684       2.47
                                              --------------   ----------   ----------    -------------   ----------   ----------
  Total interest-earning assets                   8,914,598      154,346       6.93          6,488,725      121,014       7.40
  Non-interest-earning assets                     1,192,603                                    832,914
                                              --------------                              -------------
  Total assets                                  $10,107,201                                $ 7,321,639
                                              ==============                              =============
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
   NOW and money market accounts                $ 1,140,190    $   4,403       1.53%       $   824,892    $   4,264       2.05%
   Savings accounts                               1,659,270        5,434       1.30          1,211,617        6,842       2.24
   Certificates of deposit                        1,906,057       11,519       2.40          2,303,219       28,864       4.97
   Borrowings                                     3,567,339       34,130       3.80          1,804,426       21,604       4.75
   Mortgagors' escrow                                30,686            3       0.04             19,031            1       0.02
                                              --------------   ----------   ----------    -------------   ----------   ----------
  Total interest-bearing liabilities              8,303,542       55,489       2.65          6,163,185       61,575       3.96
  Non-interest-bearing deposits                     462,981                                    354,198
  Other liabilities                                 117,523                                     65,744
                                              --------------                              -------------
  Total liabilities                               8,884,046                                  6,583,127
  Stockholders' equity                            1,223,155                                    738,512
                                              --------------                              -------------
Total liabilities and stockholders' equity      $10,107,201                                $ 7,321,639
                                              ==============                              =============
  Net interest income/interest rate spread                     $  98,857       4.28%                      $  59,439       3.44%
                                                               ==========   ==========                    ==========   ==========
  Net interest-earning assets/net interest
    margin                                      $   611,056                    4.44%       $   325,540                     3.63%
                                              ==============                ==========    =============                ==========
  Ratio of interest-earning assets to
    interest-bearing liabilities                                               1.07x                                      1.05x
                                                                            ==========                                 ==========

Provision for Loan Losses
-------------------------

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

Over the course of the third quarter of 2002, the balance of non-performing loans declined to $11.0 million, or 0.21% of loans, net, from $13.7 million, or 0.26% of loans, net, at June 30, 2002. Based on the quality of the Company's loans, and management's assessment of the coverage provided by the allowance for loan losses, the provision for loan losses was suspended in the current third quarter, as it has been since the third quarter of 1995.

In the absence of any year-to-date net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $40.5 million, consistent with the allowance at December 31, 2001. The loan loss allowance represented 367.90% of non-performing loans at September 30, 2002, as compared to 231.46% at the end of December, and 0.76% of loans, net, at both September 30, 2002 and December 31, 2001.

For additional information about the allowance for loan losses, please see the discussion of asset quality beginning on page 12 of this report.

Other Operating Income
----------------------

The Company has traditionally supplemented its net interest income with other operating income derived from service fees and fees charged on loans and depository accounts. Since the Haven acquisition, these income sources have been augmented by income from the Company's increased investment in Bank-owned Life Insurance ("BOLI") and revenues from the sale of banking and third-party investment products in an expanded branch network. More recently, the level of other operating income has been bolstered by revenues generated by the sale of securities, and from the Company's 100% equity interest in PBC, which had assets under management of $643.5 million at September 30, 2002. The Company acquired a 47% equity interest in PBC in the Richmond County merger and increased its interest to 100% on January 3, 2002.

The Company recorded other operating income of $23.6 million in the current third quarter, as compared to $32.0 million in the third quarter of 2001. While the 2002 amount included net securities gains of $3.9 million (equivalent to $2.5 million, or $0.02 per share, on an after-tax basis), the 2001 amount included net securities gains of $16.4 million, and an additional $2.0 million in gains on the sale of loans and a Bank-owned property that were recorded in other income. Excluding the respective gains, the Company's other operating income rose to $19.7 million in the current third quarter from $13.6 million in the year-earlier three months. The 44.6% increase was boosted by a $2.0 million rise in fee income to $10.8 million and a $4.0 million rise in other income to $8.9 million (i.e., excluding the aforementioned $2.0 million gains on the sale of loans).

While the higher level of other operating income partly reflects the three-month benefit of the Richmond County merger, the higher level of other income also reflects an increase in revenues derived from the sale of third-party investment products, from the Company's BOLI investment, and from the Company's 100% equity interest in PBC. Third-party product sales contributed $2.5 million to other income in the current third quarter, while BOLI and PBC contributed $2.8 million and $1.4 million, respectively. In the third quarter of 2001, the contributions to other income from third-party product sales and BOLI equaled $1.9 million and $1.6 million, respectively. While revenues from third-party product sales declined $923,000 on a linked-quarter basis, they continue to represent a meaningful source of revenues. The linked-quarter decline is consistent with the industry-wide reaction of customers to investment products during a period of stock market volatility.

Non-interest Expense
--------------------

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

The Company recorded non-interest expense of $35.3 million in the current third quarter and $52.2 million in the third quarter of 2001. Included in the 2002 amount was CDI amortization of $1.5 million; by comparison, the 2001 amount included CDI and goodwill amortization of $2.5 million.

Operating expense totaled $33.8 million in the current third quarter, representing 1.34% of average assets, down from $49.7 million, representing 2.72% of average assets, in the third quarter of 2001. Included in the 2001 amount was the aforementioned merger-related charge of $22.0 million, which was recorded in compensation and benefits expense. Excluding this charge, the Company's third quarter 2001 core operating expense amounted to $27.7 million and its core compensation and benefits expense amounted to $13.7 million. The Company's third quarter 2002 operating expense thus reflected a $5.3 million increase in compensation and benefits expense to $19.0 million; a $722,000 increase in occupancy and equipment expense to $6.0 million; and a $313,000 increase in other expense to $1.1 million. These increases were partly offset by a $254,000 decline in G&A expense to $7.7 million. The higher levels of compensation and benefits, occupancy and equipment, and other expenses largely reflect the three-month impact of the Richmond County merger and, to a lesser extent, the increased equity interest in PBC.

Notwithstanding the increase in operating expense, as compared to the core 2001 level, the efficiency ratio improved to 27.64% in the current third quarter from a core efficiency ratio of 37.98% in the third quarter of 2001. The calculation of the third quarter 2001 core efficiency ratio excludes the net gains on the sale of securities, loans, and a Bank-owned property recorded in other operating income and the non-recurring merger-related charge recorded in operating expense.

The number of full-time equivalent employees at September 30, 2002 was 1,481.

Income Tax Expense
------------------

The Company recorded income tax expense of $26.8 million in the current third quarter, up from $23.6 million in the three months ended September 30, 2001. The 2002 amount reflects a $47.9 million rise in pre-tax income to $87.1 million and a decline in the effective tax rate to 30.7% from 60.2%. The higher effective tax rate in 2001 reflects the aforementioned $3.0 million tax rate adjustment and the non-deductibility of the aforementioned merger-related expense.

Comparison of the Nine Months Ended September 30, 2002 and 2001
---------------------------------------------------------------

The following line item comparisons reflect nine and two months of combined operations with Richmond County in the nine months ended September 30, 2002 and 2001, respectively.

Earnings Summary
----------------

In the nine months ended September 30, 2002, the Company enjoyed the full benefit of the Richmond County merger, and continued to take advantage of the favorable yield curve to leverage the growth of its loan and securities portfolios.

The Company recorded nine-month 2002 net income of $164.8 million, or $1.61 per diluted share, providing a 2.25% ROA and a 19.79% ROE. By comparison, the Company recorded net income of $61.9 million, or $0.87 per diluted share, in the first nine months of 2001. The latter amount reflected two months of combined operations with Richmond County, and included a net charge of $2.7 million, or $0.04 per share. The latter charge was the net effect of the aforementioned merger-related charge of $22.0 million and $3.0 million tax rate adjustment, and net gains on the sale of securities, loans, and a Bank-owned property totaling $36.7 million. On an after-tax basis, the $36.7 million net gain was equivalent to $23.9 million, or $0.34 per share.

Excluding the $2.7 million, or $0.04 per share, net charge, the Company's earnings rose 154.9% from $64.7 million in the first nine months of 2001 to $164.8 million in the current nine-month period, equivalent to a 76.9% increase in diluted earnings per share from $0.91 to $1.61.

The Company also recorded cash earnings of $190.6 million in the current nine-month period, up 80.6% from $105.5 million in the year-earlier nine months. On a diluted per share basis, the Company's nine-month cash earnings rose 24.8% to $1.86 from $1.49.

Cash Earnings Analysis

                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                           -----------------------------------
(in thousands, except per share data)                                                         2002                     2001
                                                                                           ----------               ----------
Net income                                                                                  $164,808                 $ 61,946
Additional contributions to tangible stockholders' equity:
  Amortization and appreciation of stock-related benefit plans                                 4,617                   25,525
  Tax benefit effect on stock plans                                                           14,727                   11,000
  Dividends on unallocated ESOP shares                                                         1,954                    1,618
                                                                                          ----------               ----------
Total additional contributions to tangible stockholders' equity                               21,298                   38,143
Amortization of core deposit intangible and goodwill                                           4,500                    5,446
                                                                                          ----------               ----------
Cash earnings                                                                               $190,606                 $105,535
                                                                                          ==========               ==========

Cash earnings per share                                                                     $   1.88                 $   1.53
Diluted cash earnings per share                                                             $   1.86                 $   1.49
                                                                                          ==========               ==========

The growth in nine-month 2002 earnings was primarily driven by a $146.6 million, or 112.1%, increase in net interest income to $277.4 million. The increase was the net effect of a $164.1 million rise in interest income to $447.8 million, and a $17.5 million rise in interest expense to $170.4 million. The growth in net interest income was accompanied by a 92-basis point rise in interest rate spread and an 89-basis point rise in net interest margin to 4.18% and 4.36%, respectively.

The increase in interest income was fueled by the leveraged growth of the Company's interest-earning assets, which more than offset the impact of lower yields in a declining rate environment. The average balance of interest-earning assets rose $3.5 billion to $8.5 billion, tempering a 50-basis point drop in the average yield to 7.04%. The growth in interest expense was the net effect of a $3.2 billion rise in the average balance of interest-bearing liabilities to $8.0 billion and a 142-basis point drop in the average cost of funds to 2.86%.

Other operating income totaled $71.4 million in the current nine-month period, as compared to $71.6 million in the year-earlier nine months. The 2002 amount included net securities gains of $11.7 million, while the 2001 amount included net gains of $36.7 million on the sale of securities, one-to-four family loans, and a Bank-owned property. Excluding the respective gains, the Company recorded other operating income of $59.7 million, as compared to $34.9 million in the first nine months of 2001.

The growth in revenues was partly offset by a $13.2 million rise in non-interest expense to $105.3 million and by a $30.3 million rise in income tax expense to $78.6 million. In addition to CDI amortization in the amount of $4.5 million, the Company's nine-month 2002 non-interest expense included operating expense of $100.8 million, up from $86.7 million in the first nine months of 2001. Excluding the aforementioned merger-related charge of $22.0 million, nine-month 2001 core operating expense totaled $64.7 million, including core compensation and benefits expense of $31.2 million. The higher level of operating expense in 2002 primarily reflects the nine-month impact of the Richmond County merger, versus the two-month impact in 2001.

The increase in income tax expense reflects a $133.2 million rise in pre-tax income to $243.4 million, and a decline in the effective tax rate to 32.3% from 43.8%. The higher effective tax rate in 2001 reflects the aforementioned $3.0 million tax rate adjustment and the non-deductibility of the aforementioned merger-related expense.

The provision for loan losses had no impact on the Company's nine-month 2002 or 2001 earnings, having been suspended since the third quarter of 1995.

Interest Income
---------------

The Company recorded nine-month 2002 interest income of $447.8 million, up from $283.7 million in the year-earlier nine months. The 57.8% increase was fueled by a $3.5 billion, or 68.9%, rise in average interest-earning assets to $8.5 billion, which served to offset a 50-basis point decline in the average yield to 7.04%. While the lower yield reflects the decline in market interest rates and the restructuring of the Company's assets, the higher balance reflects the record volume of loans produced in the past year, the full benefit of the assets acquired in the Richmond County merger, and the Company's subsequent investments in mortgage-backed securities.

Mortgage and other loans produced interest income of $306.0 million, representing 68.3% of the nine-month 2002 total, up from $223.8 million, representing 78.9% of the nine-month 2001 amount. The 36.7% increase was fueled by a $1.5 billion, or 39.8%, rise in the average balance of loans to $5.4 billion, which served to offset a 17-basis point decline in the average yield to 7.55%.

The interest income produced by mortgage-backed securities rose to $114.7 million, representing 25.6% of total interest income in the current nine-month period, from $32.3 million, representing 11.4% of the year-earlier amount. The increase was fueled by a $1.9 billion rise in the average balance to $2.5 billion, and tempered by a 57-basis point reduction in the average yield to 6.05%.

Securities generated nine-month 2002 interest income of $26.5 million, up $4.4 million from the year-earlier amount. The increase stemmed from a $192.2 million rise in the average balance to $523.6 million, tempered by a 215-basis point decline in the average yield to 6.76%.

The interest income provided by money market investments totaled $654,000, down from $5.5 million in the year-earlier nine months. The reduction reflects a $148.7 million decline in the average balance to $22.8 million and a 48-basis point decline in the average cost to 3.83%. The significant reduction in money market investments is indicative of management's preference for investments in higher-yielding interest-earning assets, as detailed above.

Interest Expense
----------------

In the nine months ended September 30, 2002, the Company recorded interest expense of $170.4 million, up 11.5% from $152.9 million in the nine months ended September 30, 2001. The increase was the net effect of a $3.2 billion, or 67.0%, rise in the average balance of interest-bearing liabilities to $8.0 billion, and a 142-basis point decline in the average cost of funds to 2.86%. The higher balance reflects the full impact of the Richmond County merger and the Company's ongoing leveraging strategy. The lower cost was a function of the same factors that served to reduce the average cost of funds in the third quarter: the increasing concentration of core deposits within the mix of total deposits; the sale of third-party investment products in lieu of higher cost deposits; and the downward repricing of CDs during a time of declining interest rates.

CDs generated interest expense of $46.2 million, representing 27.1% of the nine-month 2002 total, down from $80.8 million, representing 52.9%, in the year-earlier nine months. While the average balance of CDs grew $106.3 million year-over-year to $2.1 billion, the increase was offset by a 252-basis point reduction in the average cost of such funds to 2.99%.

Other deposits (as previously defined) generated nine-month 2002 interest expense of $29.1 million, representing 17.1% of the total, up from $22.4 million, representing 14.6%, in the first nine months of 2001. The 30.1% increase was the net effect of a $1.5 billion, or 83.1%, rise in the average balance to $3.2 billion and a 49-basis point decline in the average cost to 1.20%. Included in the higher average balance of other deposits was a $213.2 million increase in average non-interest-bearing deposits to $463.5 million.

NOW and money market accounts generated nine-month 2002 interest expense of $12.0 million, up $780,000 from the year-earlier amount. The increase stemmed from a $315.0 million rise in the average balance to $1.1 billion, which was tempered by a 49-basis point decline in the average cost to 1.50%. Savings accounts generated interest expense of $17.1 million, up $6.0 million, the net effect of a $927.5 million rise in the average balance to $1.7 billion and a 65-basis point reduction in the average cost to 1.37%. The interest expense generated by mortgagors' escrow dropped $1,000 to $12,000, the net effect of a $16.0 million rise in the average balance to $43.0 million and a two-basis point drop in the average cost to four basis points.

Borrowings generated interest expense of $95.0 million, representing 55.8% of the nine-month 2002 total, up from $49.7 million, representing 32.5%, in the first nine months of 2001. The increase was driven by a $1.8 billion rise in the average balance to $3.1 billion, in connection with the aforementioned leveraging program, and partly offset by a 108-basis point decline in the average cost of such funds to 4.07%.

Net Interest Income
-------------------

The Company's net interest income rose 112.1% to $277.4 million in the current nine-month period from $130.8 million in the nine months ended September 30, 2001. In addition to the full benefit of the Richmond County merger, the increase reflects the leveraged growth of the Company's interest-earning assets, primarily in the form of multi-family loans and securities. The increase was also supported by the significant shift in favor of lower cost core deposits and by the comparatively low cost of funds associated with the Company's CDs during a time of declining market interest rates.

The Company's spread and margin showed similar year-over-year improvement, expanding 92 and 89 basis points, respectively, to 4.18% and 4.36%.

For additional information regarding the factors contributing to the growth of net interest income, spread, and margin, see the discussion of third quarter 2002 and 2001 net interest income beginning on page 22 of this report.

Net Interest Income Analysis

                                                                     Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------------
                                                             2002                                       2001
                                            --------------------------------------     ---------------------------------------
                                                                          Average                                    Average
                                               Average                     Yield/         Average                     Yield/
(dollars in thousands)                         Balance      Interest       Cost           Balance      Interest       Cost
                                            ------------   ----------   ----------     ------------   ----------   ----------
Assets:
  Interest-earning assets:
   Mortgage and other loans, net              $5,421,713     $305,991       7.55%        $3,877,189     $223,787       7.72%
   Securities                                    523,568       26,465       6.76            331,396       22,077       8.91
   Mortgage-backed securities                  2,533,921      114,670       6.05            652,347       32,300       6.62
   Money market investments                       22,801          654       3.83            171,495        5,523       4.31
                                              ----------     --------     ------         ----------     --------       ----
  Total interest-earning assets                8,502,003      447,780       7.04          5,032,428      283,687       7.54
  Non-interest-earning assets                  1,270,401                                    487,055
                                              ----------                                 ----------
  Total assets                                $9,772,404                                 $5,519,483
                                              ==========                                 ==========
Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
   NOW and money market accounts              $1,069,407     $ 11,994       1.50%        $  754,449     $ 11,214       1.99%
   Savings accounts                            1,667,570       17,126       1.37            740,116       11,163       2.02
   Certificates of deposit                     2,069,431       46,247       2.99          1,963,119       80,842       5.51
   Borrowings                                  3,125,106       95,045       4.07          1,290,772       49,682       5.15
   Mortgagors' escrow                             42,983           12       0.04             27,026           13       0.06
                                              ----------     --------     ------         ----------     --------       ----
  Total interest-bearing liabilities           7,974,497      170,424       2.86          4,775,482      152,914       4.28
  Non-interest-bearing deposits                  463,531                                    250,324
  Other liabilities                              223,748                                     56,528
                                              ----------                                 ----------
  Total liabilities                            8,661,776                                  5,082,334
  Stockholders' equity                         1,110,628                                    437,149
                                              ----------                                 ----------
Total liabilities and stockholders' equity    $9,772,404                                 $5,519,483
                                              ==========                                 ==========
  Net interest income/interest rate spread                   $277,356       4.18%                       $130,773       3.26%
                                                             ========     ======                        ========       ====
  Net interest-earning assets/net interest
    margin                                    $  527,506                    4.36%        $  256,946                    3.47%
                                              ==========                  ======         ==========                    ====
  Ratio of interest-earning assets to
    interest-bearing liabilities                                            1.07x                                      1.05x
                                                                          ======                                       ====

Provision for Loan Losses
-------------------------

As noted in the discussion of the provision for loan losses for the third quarter, the Company has recorded no loan loss provisions since the third quarter of 1995. For additional information about the provision for loan losses, please see the discussion that appears on page 23 of this filing, and the discussion of asset quality beginning on page 12.


Other Operating Income
----------------------

Other operating income totaled $71.4 million in the first nine months of 2002 and $71.6 million in the first nine months of 2001. While the 2002 amount included net securities gains of $11.7 million, the 2001 amount included net securities gains of $25.3 million and gains of $11.4 million on the sale of one-to-four family loans and a Bank-owned property. The 2002 amount was equivalent to $7.6 million, or $0.07 per share, on an after-tax basis; the combined 2001 amount was equivalent to $23.9 million, or $0.34 per share, after tax.

Excluding the respective gains, the Company recorded other operating income of $59.7 million in the current nine-month period, up from $34.9 million in the year-earlier nine months. The increase stemmed from an $8.3 million rise in fee income to $32.8 million and a $16.5 million rise in other income to $26.9 million. While the higher level of fee income reflects the nine-month benefit of the Richmond County merger, the higher level of other income also reflects revenues from third-party product sales, BOLI, and PBC. Third-party investment product sales generated gross revenues of $8.6 million in the current nine-month period, while BOLI and PBC generated revenues of $6.7 million and $4.4 million, respectively. In the nine months ended September 30, 2001, the sale of third-party products generated other income of $5.0 million, while BOLI generated other income of $3.5 million.


Non-interest Expense
--------------------

The Company recorded non-interest expense of $105.3 million in the current nine-month period, as compared to $92.2 million in the first nine months of 2001. While the 2002 amount includes CDI amortization of $4.5 million, the 2001 amount includes CDI and goodwill amortization of $5.4 million combined. The difference reflects the Company's January 1, 2002 adoption of SFAS Nos. 141 and 142 and the resultant discontinuation of the amortization of goodwill as of that date.

Operating expense totaled $100.8 million, representing 1.38% of average assets, in the current nine-month period, as compared to $86.7 million, representing 2.10%, in the nine months ended September 30, 2001. Included in the 2001 amount was the aforementioned merger-related charge of $22.0 million; excluding this charge, nine-month 2001 core operating expense totaled $64.7 million, and core compensation and benefits expense totaled $31.2 million.

The higher level of operating expense in the first nine months of 2002 thus reflects a $23.4 million increase in core compensation and benefits expense to $54.6 million; a $5.3 million increase in occupancy and equipment expense to $17.7 million; a $5.3 million increase in G&A expense to $24.3 million; and a $2.1 million increase in other expense to $4.2 million. The higher costs primarily reflect the nine-month impact of the Richmond County merger (versus two-months in the year-earlier period) and the impact of the PBC acquisition in January 2002.


Income Tax Expense
------------------

The Company recorded income tax expense of $78.6 million in the current nine-month period, up from $48.3 million in the first nine months of 2001. The 2002 amount reflects a $133.2 million rise in pre-tax income to $243.4 million and a decline in the effective tax rate to 32.3% from 43.8%.

The higher effective tax rate in 2001 reflects the aforementioned $3.0 million tax rate adjustment and the non-deductibility of the merger-related expense. Management anticipates that the effective tax rate for the twelve months ended December 31, 2002 will range between 32.0% and 32.5%.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

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


                             CONTROLS AND PROCEDURES
                             -----------------------

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls
    ----------------------------

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                        NEW YORK COMMUNITY BANCORP, INC.

                           PART 2 - OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------

The Bank is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Bank.

Item 2. Changes in Securities
-----------------------------

Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.

Item 5. Other Information
-------------------------

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     Exhibit 1.1:     Underwriting Agreement for offering of BONUSES(SM)
                      Units/(1)/
     Exhibit 3.1:     Articles of Incorporation/(2)/
     Exhibit 3.2:     Bylaws/(3)/
     Exhibit 4.1: Amended and Restated Declaration of Trust of New York Community Capital Trust V, dated as of November 4, 2002.
     Exhibit 4.2: Indenture relating to the Junior Subordinated Debentures between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 4, 2002.
     Exhibit 4.3: First Supplemental Indenture between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 4, 2002.
     Exhibit 4.4:     Form of Preferred Security (included in Exhibit 4.1).
     Exhibit 4.5:     Form of Warrant (included in Exhibit 4.9).
     Exhibit 4.6:     Form of Unit Certificate (Included in Exhibit 4.8).
     Exhibit 4.7: Guarantee Agreement, issued in connection with the BONUSES Units, between New York Community Bancorp, Inc., as Guarantor and Wilmington Trust Company, as Guarantee Trustee dated as of November 4, 2002.
     Exhibit 4.8: Unit Agreement among New York Community Bancorp, Inc., New York Community Capital Trust V, and Wilmington Trust Company, as Warrant Agent, Property Trustee and Unit Agent, dated as of November 4, 2002.

     -----------

     /(1)/ Incorporated by reference to Exhibits filed with the Company's Form
           8-K filed with the SEC on November 4, 2002.
     /(2)/ Incorporated by reference to the Exhibits filed with the Company's
           Form 10-Q for the quarterly period ended March 31, 2001.
     /(3)/ Incorporated by reference to the Exhibits filed with the Company's
           Form 10-K for the year ended December 31, 2001, File No. 0-22278.

     Exhibit 4.9: Warrant Agreement between New York Community Bancorp, Inc. and Wilmington Trust Company, as Warrant Agent, dated as of November 4, 2002.
     Exhibit 4.10: Debenture Subscription Agreement, dated as of November 4, 2002, between New York Community Bancorp, Inc. and New York Community Capital Trust V.
     Exhibit 4.11: Common Securities Subscription Agreement, dated as of November 4, 2002, between New York Community Capital Trust V and New York Community Bancorp, Inc.
     Exhibit 11:      Statement re: Computation of Per Share Earnings
     Exhibit 99.1:    Certification of the Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 99.2:    Certification of the Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

     On July 18, 2002, the Company filed a Form 8-K to disclose its earnings release for the quarterly period ended June 30, 2002.

     On July 22, 2002, the Company furnished a Form 8-K to disclose, under Item 9, a written presentation made available and distributed to current and prospective investors and posted to its web site.

     On July 25, 2002 the Company filed a Form 8-K to disclose its press release announcing the declaration of a quarterly cash dividend of $0.20 per share, payable on August 15, 2002 to shareholders of record as of August 5, 2002.

     On September 19, 2002, the Company furnished a Form 8-K to disclose, under
     Item 9, a written presentation made available and distributed to participants at the RBC Capital Markets Financial Institutions Conference, and posted to its web site.

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


                                            New York Community Bancorp, Inc.
                                            --------------------------------
                                            (Registrant)


DATE: November 14, 2002               BY:   /s/ Joseph R. Ficalora
                                            ----------------------
                                            Joseph R. Ficalora
                                            President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)

DATE: November 14, 2002               BY:   /s/ Robert Wann
                                            ---------------
                                            Robert Wann
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                        NEW YORK COMMUNITY BANCORP, INC.

                                 CERTIFICATIONS
                                 --------------


I, Joseph R. Ficalora, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New York Community Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                     BY:  /s/ Joseph R. Ficalora
                                                 ----------------------
                                                 Joseph R. Ficalora
                                                 President and
                                                 Chief Executive Officer
                                                 (Duly Authorized Officer)

                        NEW YORK COMMUNITY BANCORP, INC.

                                 CERTIFICATIONS
                                 --------------


I, Robert Wann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New York Community Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                     BY:  /s/ Robert Wann
                                                 ---------------
                                                 Robert Wann
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)