Form 10-K
period 2002-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2003-03-31
CIK 910073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:                       Commission File Number 0-31565
December 31, 2002


                         NEW YORK COMMUNITY BANCORP, INC.
              (Exact name of registrant as specified in its charter)

         Delaware                                       06-1377322

     (State or other                                (I.R.S. Employer
     jurisdiction of                                Identification No.)
     incorporation or
      organization)


                615 Merrick Avenue, Westbury, New York 11590
            (Address of principal executive offices) (Zip code)


        (Registrant's telephone number, including area code) 516: 683-4100
         Securities registered pursuant to Section 12(b) of the Act:

                      Common Stock, $0.01 par value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|  No | |


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |X| No| |

As of June 28, 2002, the aggregate market value of the shares of common stock outstanding of the registrant was $2.709 billion, excluding 7,971,078 shares held by all directors and executive officers of the registrant. This figure is based on the closing price as reported by the Nasdaq National Market for a share of the registrant's common stock on June 28, 2002, which was $27.10 as reported in The Wall Street Journal on July 1, 2002.

The number of shares of the registrant's common stock outstanding as of March 26, 2003 was 104,897,760 shares.

                 Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, and the 2002 Annual Report to Shareholders are incorporated herein by reference - Parts I, II, and III.

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

                                PART I

ITEM 1.  BUSINESS

          Formerly known as Queens County Bancorp, Inc., New York Community Bancorp, Inc. (the "Company"),was incorporated in the State of Delaware on July 20, 1993, to serve as the holding company for New York Community Bank (the "Bank"), formerly known as Queens County Savings Bank. Established on April 14, 1859, the Bank was the first savings bank chartered in the State of New York in the Borough of Queens. The Company acquired all of the stock of the Bank upon its conversion from a New York State-chartered mutual savings bank to a New York State-chartered stock form savings bank on November 23, 1993.

          On November 21, 2000, the Company changed its name to New York Community Bancorp, Inc., in anticipation of its acquisition of Haven Bancorp, Inc. ("Haven"), parent company of CFS Bank. On November 30, 2000, Haven was merged with and into the Company, and on January 31, 2001, CFS Bank merged with and into New York Community Bank. On July 31, 2001, the Company completed a merger-of-equals with Richmond County Financial Corp. ("Richmond County"), parent company of Richmond County Savings Bank. At the same time, Richmond County Savings Bank merged with and into the Bank.

          The Bank currently serves its customers through a network of 110 banking offices in New York City, Long Island, Westchester County, and New Jersey, and operates through six divisions with strong local identities: Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank. In addition to operating the largest supermarket banking franchise in the metro New York region, with 54 in-store branches, the Bank ranks among its leading producers of multi-family mortgage loans.

          The Company also serves its customers, and its shareholders, through its website, www.myNYCB.com. Earnings releases, dividend announcements, and other press releases are typically available at this site within ten minutes of issuance. In addition, the Company's Securities and Exchange Commission filings (including its annual report on Form 10-K; its quarterly reports on Form 10-Q; and its current reports on Form 8-K) are typically available within ten minutes of being filed with the Securities and Exchange Commission.

General

         The Company recorded total assets of $11.3 billion at December 31, 2002, up $2.1 billion, or 22.9%, from the balance recorded at December 31, 2001.

          Mortgage loans represented $5.4 billion, or 47.8%, of total assets, including $4.5 billion of multi-family loans. The latter amount reflects twelve-month originations totaling $2.1 billion, representing 80.3% of total mortgage loans produced in 2002. While the multi-family loan portfolio rose $1.2 billion, or 38.1%, during the year, the increase was largely offset by a $1.1 billion decline in one-to-four family loans to $265.7 million. In addition to a significant level of prepayments, the reduction stemmed from the sale of loans totaling $215.9 million and the securitization of loans totaling $572.5 million. The reduction in one-to-four family loans, like the increase in multi-family lending, was indicative of a strategic balance sheet restructuring program designed to enhance the quality of the Company's loan portfolio.

         The quality of the Company's loans was demonstrated by the performance of the portfolio in 2002. At December 31, 2002, non-performing assets declined $1.2 million to $16.5 million, representing 0.15% of total assets, while non-performing loans declined $1.2 million to $16.3 million, representing 0.30% of loans, net. In addition, the fourth quarter of 2002 was the Company's 33 consecutive quarter without any net charge-offs being recorded. In the absence of any net charge-offs or provisions for loan losses, the allowance for loan losses was maintained at $40.5 million, representing 247.8% of non-performing loans at December 31, 2002.

         While enhancing the mix of mortgage loans was its primary objective, the Company also focused on growing its assets through a leveraging strategy. Reflecting the deployment of borrowings into securities investments and the aforementioned loan securitization, the portfolio of securities available for sale rose $1.6 billion to $4.0 billion, while the portfolio of securities held to maturity rose $496.3 million to $699.4 million. Mortgage-backed securities, with an average maturity of 2.4 years, represented $3.6 billion, or 91.0% of the available-for-sale portfolio, while capital trust notes, corporate bonds, and Federal Home Loan Bank ("FHLB") stock comprised the bulk of securities held to maturity.

         At December 31, 2002, the Company's borrowings totaled $4.6 billion, up $2.1 billion from the balance recorded at December 31, 2001. Included in the 2002 amount were Federal Home Loan Bank of New York ("FHLB-NY") advances of $2.3 billion; reverse repurchase agreements of $2.0 billion; and trust preferred securities of $368.8 million.

         Additional funding stemmed from a $264.2 million increase in core deposits to $3.3 billion, representing 62.9% of total deposits at year-end 2002. The increase was partly offset by a $458.8 million decline in CDs to $1.9 billion, reflecting management's focus on the sale of third-party investment products, and the divestiture of 14 in-store branch offices in Connecticut, New Jersey, and Rockland County (New York) in the second quarter of the year. The reduction in banking offices was partly offset by the opening of four new banking offices in Richmond and Nassau Counties during the first three quarters of 2002.

         While core deposits and borrowings were the Company's primary funding sources, funding also stemmed from a robust level of prepayments in both the mortgage-backed securities and one-to-four family mortgage loan portfolios in 2002. The funding derived from these sources was further supplemented by funds derived from loan and securities sales totaling $825.1 million and the maturity of loans and securities.

         In 2002, the Company enhanced its capital position through two successful public offerings. On May 14th, the Company issued 5,865,000 shares of common stock in an oversubscribed secondary offering that generated net proceeds of $147.5 million; and, on November 4, 2002, the Company issued 5.5 million Bifurcated Option Note Unit Securities (BONUSES(SM) Units) in an oversubscribed offering that generated net proceeds of $267.3 million. A hybrid investment instrument, the BONUSES Units combine a warrant to purchase common stock with a trust preferred security. The net proceeds generated in connection with the warrant portion of the offering amounted to $89.9 million; the balance of the net proceeds was recorded in borrowings.

         At December 31, 2002, stockholders' equity totaled $1.3 billion, up $340.4 million, or 34.6%, from the balance recorded at December 31, 2001. The 2002 amount was equivalent to 11.70% of total assets and a book value per share of $12.97, based on 102,058,843 shares.

         Reflecting the record level of mortgage loans produced and the merits of the leveraging program, the Company recorded 2002 net income of $229.2 million, up $124.8 million, or 119.4%, from the year-earlier amount. The $229.2 million was equivalent to an $0.88, or 65.7% increase in diluted earnings per share to $2.22, and provided a return on average assets and average stockholders' equity of 2.29% and 19.95%, respectively.

         Earnings growth was supported by a $167.4 million, or 81.4%, rise in net interest income to $373.3 million and by an $11.2 million, or 12.4%, rise in other operating income to $101.8 million. Reflected in net interest income is the interest income produced by the Company's portfolios of loans and securities investments, which more than offset the interest expense produced by its portfolios of interest-bearing deposits and borrowings. Other operating income stemmed from a variety of sources, including the fee income derived from branch operations; net gains on the sale of securities; and other revenue sources. Included in the latter category are the income derived from the sale of third-party investment products, the income derived from the Company's investment in Bank-owned Life Insurance, and the income derived from the Company's 100% equity interest in Peter B. Cannell & Co., Inc., an investment advisory firm.

         Reflecting the strength of its earnings and its capital position, the Company increased its quarterly cash dividend 25% in the second quarter of 2002 and another 25% in the first quarter of 2003. In addition, the Company maintained an active share repurchase program during 2002, allocating $120.0 million toward the repurchase of 4,337,534 shares. Reflecting shares repurchases, which were offset by option exercises and the issuance of shares in the secondary offering, the number of shares outstanding at December 31, 2002 was 105,664,464. Reflecting share repurchases in the first quarter of 2003, the number of outstanding shares at March 26, 2003 was 104,897,760.

Market Area and Competition

         The Company enjoys a significant presence in the metro New York region and New Jersey, and ranks as the fifth largest thrift depository in the City of New York. In Queens and Staten Island, where the Company has, respectively, 25 and 23 locations, the Bank ranks as the second largest thrift depository, with a 7% and 22% market share. The remainder of the franchise consists of 31 branches in Long Island, 19 in New Jersey, 8 more in New York City, and 4 in Westchester County, New York.

         The Company's multi-family market niche is centered in the metro New York region and is primarily comprised of buildings that are rent-controlled or rent-stabilized.

         The Bank faces significant competition both in making loans and in attracting deposits. Its market area has a high density of financial institutions, many of which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank vies with commercial banks, other savings banks, credit unions, and savings and loan associations for deposits, and with the same institutions, as well as mortgage banking companies and insurance companies, for loans. Additionally, the Bank faces competition from non-traditional financial service companies and, on a nationwide basis, from companies that solicit loans and deposits over the Internet.

         In recent years, competition has increased as a result of recent regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased restrictions on interstate banking and the entrance into the financial services market by non-traditional and non-depository financial services providers, including insurance companies and brokerage and underwriting firms.

         Reflecting the entry of new banks into the market, the Bank has recently faced increased competition for the origination of multi-family loans. While management anticipates that competition for multi-family loans will continue to rise in the future, the level of loans produced in 2002 and in the current first quarter would indicate that the Company has the resources to compete effectively. This said, no assurances can be made that the Bank will be able to sustain its leadership role in the multi-family lending market, given that loan production may be influenced by competition as well as by such other factors as economic conditions and market interest rates.

         The Company's ability to compete for deposits has been enhanced by the growth of its branch network, both through merger transactions and through de novo development. In addition, the Company places an emphasis on convenience by featuring 24-hour banking, both on line and through a network of 146 ATMS.

Lending Activities

         Loan and Mortgage-backed Securities Portfolio Composition. The Company's loan portfolio consists primarily of multi-family mortgage loans on rental and cooperative apartment buildings and, to a lesser extent, of commercial real estate, one-to-four family, construction, and other loans. At December 31, 2002, loans outstanding totaled $5.5 billion, of which $4.5 billion, or 81.9%, were multi-family mortgage loans. Reflected in the latter amount were twelve-month originations totaling $2.1 billion, representing 80.4% of total mortgage loan originations for the year.

         One-to-four family mortgage loans totaled $265.7 million at December 31, 2002, representing 4.8% of outstanding loans. The year-end balance reflects a robust level of prepayments, the securitization of loans totaling $572.5 million in the second quarter, and the sale of loans from portfolio totaling $215.9 million over the course of the year. In addition, the Company currently originates one-to-four family loans on a conduit basis; as a result, no newly originated loans are retained for portfolio.

          The remainder of the mortgage loan portfolio at year-end 2002 consisted of commercial real estate loans totaling $533.3 million and construction loans totaling $117.0 million. In addition, the Company had other loans totaling $78.8 million.

         At December 31, 2002, 82.0% of outstanding mortgage loans had been made at adjustable rates of interest and 18.0% had been made at fixed rates.

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

         The Bank has invested in a variety of mortgage-backed securities, some of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). At December 31, 2002, mortgage-backed securities totaled $3.63 billion, representing 32.1% of total assets, of which $3.60 billion were classified as available for sale and $36.95 million were classified as held to maturity. The market value of total mortgage-backed securities was approximately $3.64 billion at December 31, 2002.

         Loan Originations, Purchases, Sales, and Servicing. The Bank originates both adjustable rate mortgage ("ARM") loans and fixed-rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Generally, the Bank does not purchase whole mortgage loans or loan participations. One-to-four family mortgage loans are originated on a conduit basis and sold without recourse. For the years ended December 31, 2002 and 2001, sales of one-to-four family mortgage loans in connection with the conduit program amounted to $201.6 million and $67.0 million, respectively.

   In connection with the Company's balance sheet restructuring program, sales of one-to-four family mortgage loans totaled $215.9 million and $610.6 million, respectively, in 2002 and 2001, excluding $201.6 million and $67.0 million of such loans that were originated and sold through the conduit program in the corresponding years. As of December 31, 2002 and 2001, the Bank was servicing $694.9 million and $1.7 billion, respectively, of loans for others. The Bank is generally paid a fee up to 0.25% for servicing loans sold.

         Multi-Family Lending. The Bank originates multi-family loans (defined as loans on properties with five or more units), which are secured by rental or cooperative apartment buildings that are primarily located in the metropolitan New York area. At December 31, 2002, the Bank's portfolio of multi-family mortgage loans totaled $4.5 billion, representing 81.9% of loans outstanding. Of this total, $4.3 billion, or 96.1%, were secured by rental apartment buildings and $173.9 million, or 3.9%, were secured by underlying mortgages on cooperative apartment buildings.

         Multi-family loans are generally originated for terms of 10 years at a fixed rate of interest in years one through five and a rate that adjusts annually with the prime rate of interest, as reported in The New York Times, in each of years six through ten. The minimum rate is equivalent to that of the initial five-year term. Prepayment penalties range from five points to one over the first five years of the loan. Properties securing multi-family mortgage loans are appraised by independent appraisers approved by the Bank.

         In originating such loans, the Bank bases its underwriting decisions primarily on the cash flows generated by the property in relation to the debt service. The Bank also considers the financial resources of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property, and the Bank's lending experience with the borrower. The Bank generally requires minimum debt service ratios of 120% on multi-family properties. In addition, the Bank requires a security interest in the personal property at the premises and an assignment of rents.

         The Bank's largest concentration of loans to one borrower at December 31, 2002 consisted of 17 loans secured by 17 multi-family properties located in the Bank's primary market area. These loans were made to several borrowers who are deemed to be related for regulatory purposes. As of December 31, 2002, the outstanding balance of these loans totaled $96.9 million and, as of such date, all such loans were performing in accordance with their terms. The Bank's concentration of such loans did not exceed its "loans-to-one-borrower" limitation.

         Payments on loans secured by multi-family buildings are generally dependent on the income produced by such properties, which, in turn, is dependent on their successful operation or management. Accordingly, repayment of such loans may be subject to adverse conditions in the real estate market or the local economy. The Bank seeks to minimize these risks through its underwriting policies, which restrict new originations of such loans to the Bank's primary lending area and require such loans to be qualified on the basis of the property's cash flow and debt service ratio. Since 1987, one loan on a multi-family property located outside of the primary lending area was foreclosed upon and subsequently sold; in the fourth quarter of 2002, the Company classified a $2.3 million multi-family loan as non-performing, but subsequently sold the loan in the first quarter of 2003 without any loss of principal or interest.

        One-to-Four Family Mortgage Lending. At December 31, 2002, $265.7 million, or 4.8%, of the Bank's loan portfolio, consisted of one-to-four family mortgage loans. In addition to a robust level of prepayments, the year-end amount reflects the securitization of loans totaling $572.5 million and the sale of loans totaling $215.9 million from the portfolio. On December 1, 2000, the Bank adopted a policy of originating one-to-four family loans on a conduit basis, in order to minimize its credit and interest rate risk. Since then, applications have been taken and processed by a third party and the loans sold to said party, service-released. Under this program, the Bank sold one-to-four family mortgage loans totaling $201.6 million and $67.0 million in 2002 and 2001, respectively. In the years ended December 31, 2002 and 2001, the Bank originated $251.8 million and $137.0 million, respectively, of one-to-four family loans.

         In 2003, the balance of one-to-four family mortgage loans is expected to decline further through principal repayments.

         Non-performing one-to-four family loans totaled $14.1 million at December 31, 2002, representing the majority of the Company's non-performing loans at that date. In addition, foreclosed real estate, which is included in "other assets" in the Consolidated Statements of Condition, consisted of four properties with a total carrying value of approximately $175,000 as of December 31, 2002. In the first quarter of 2003, two of those loans were sold without any loss.

         Commercial Real Estate Lending. The Bank offers commercial real estate loans that are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings. At December 31, 2002, the Bank had loans secured by commercial real estate of $533.3 million, comprising 9.7% of the Bank's total loan portfolio. Commercial real estate loans may be originated in amounts of up to 65% of the appraised value of the mortgaged property and feature the same terms and prepayment penalties as the Bank's multi-family loans. The origination of commercial real estate loans requires one or more of the following: the personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised by independent appraisers approved by the Bank.

         Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. The Bank seeks to minimize these risks through its lending policies and underwriting standards, which restrict new originations of such loans to the Bank's primary lending area and qualify such loans on the basis of the property's income stream and debt service ratio.

         Construction Lending. The Bank primarily originates construction loans to a select group of experienced builders with whom it has had a successful lending relationship in the past. Building loans are primarily made for the construction of owner-occupied one-to-four family homes under contract and, to a far lesser extent, for the acquisition and development of commercial real estate properties. The Bank will typically lend up to 70% of the estimated market value, or up to 80%, in the case of home construction loans to individuals. Personal guarantees and a permanent loan commitment are typically required. Construction loans are made for terms of up to two years and feature a daily floating prime-based rate of interest, with a floor of the original rate. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of December 31, 2002, the Bank had $117.0 million, or 2.1% of its total loan portfolio, invested in construction loans.

         Other Lending. The Company currently originates other loans on a conduit basis, with applications being taken and processed by a third party and the loans then being sold to said party, service-released. To further reduce the portfolio, the Company sold other loans totaling $71.4 million in 2002. Other loans thus totaled $78.8 million at December 31, 2002, representing 1.4% of the Bank's total loan portfolio.

         Loan Approval Authority and Underwriting. The Board of Directors establishes lending authority for individual officers for its various loan products. All loans require the approval of the Mortgage and Real Estate Committee, and all loans in excess of $5.0 million must be approved by the Board of Directors as a whole. During the year ended December 31, 2002, the Bank originated 82 loans in excess of $5.0 million.

         Non-performing Loans and Foreclosed Assets. Non-performing loans totaled $16.3 million at December 31, 2002, including mortgage loans in foreclosure totaling $11.9 million and loans 90 days or more delinquent totaling $4.4 million. Based on the current market values of the properties collateralizing the mortgages, management does not expect any loss to be incurred by the Bank.

         Management reviews non-performing loans on a regular basis and reports monthly to both the Mortgage and Real Estate Committee and the Board of Directors regarding delinquent loans. The Bank hires outside counsel experienced in foreclosure and bankruptcy to institute foreclosure and other proceedings on the Bank's non-performing loans.

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

         When loans are designated as "in foreclosure", the accrual of interest and amortization of origination fees continues up to net realizable value, less the transaction cost of disposition. During the years ended December 31, 2002, 2001, and 2000, the amounts of additional interest income that would have been recorded on mortgage loans in foreclosure, had they been current, totaled approximately $429,000, $651,000 and $435,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

         The following table sets forth information regarding all mortgage loans in foreclosure, loans that are 90 days or more delinquent, and foreclosed real estate at the dates indicated. At December 31, 2002, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," as amended by SFAS No. 114.

                                                            At December 31,

                                        2002        2001         2000          1999          1998
                                        ----        ----         ----          ----          ----
(dollars in thousands)
Mortgage loans in foreclosure         $11,915     $10,604       $6,011        $2,886       $5,530
Loans 90 days or more delinquent
    and still accruing interest         4,427       6,894        3,081           222          663
                                      -------     -------       ------        ------       ------
Total non-performing loans             16,342      17,498        9,092         3,108        6,193
                                      -------     -------       ------        ------       ------
Foreclosed real estate                    175         249           12            66          419
Total non-performing assets           $16,517     $17,747       $9,104        $3,174       $6,612
                                      =======     =======       ======        ======       ======
Total non-performing loans to
    loans, net                           0.30%       0.33%        0.25%         0.19%        0.42%
Total non-performing assets to
    total assets                         0.15        0.19         0.19          0.17         0.38

         Management monitors non-performing loans and, when deemed appropriate, writes down such loans to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans.

         At December 31, 2002, foreclosed real estate consisted of four residential properties with an aggregate carrying value of approximately $175,000. The Bank generally conducts appraisals on all properties securing mortgage loans in foreclosure and foreclosed real estate as deemed appropriate and, if necessary, charges off any declines in value at such times. Based upon management's estimates as to the timing of, and expected proceeds from, the disposition of these loans, no material loss is currently expected to be incurred. In the first quarter of 2003, two of these properties were sold without any loss of principal or interest.

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

Allowance for Loan Losses

         The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals or by net charge-offs. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio, based on various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. In establishing the allowance for loan losses, management also considers the Company's current business strategy and credit process, including compliance with stringent guidelines it has established with regard to credit limitations, credit approvals, loan underwriting criteria, and loan workout procedures.

         The allowance for loan losses is composed of five separate categories corresponding to the Company's various loan classifications. The policy of the Bank is to segment the allowance to correspond to the various types of loans in the loan portfolio. These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to the respective levels of quantified and inherent risk. The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan. Non-performing loans are risk-weighted based upon an aging schedule that typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears, or (2) serious delinquency, a situation in which legal foreclosure action has been initiated. Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

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

          ii.  underwriting analysis based upon current financial information;
               and

          iii. current inspections of the loan collateral by qualified in-house property appraisers/inspectors;

4) Bi-weekly meetings of executive management with the Mortgage and Real Estate Committee (which committee includes 4 independent directors, each possessing over 30 years of complementary real estate experience) during which observable trends in the local economy and their effect on the real estate market are discussed;

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

         The Bank's allowance for loan losses totaled $40.5 million at December 31, 2002 and 2001. The year-end 2002 amount represented 247.8% of non-performing loans and 245.2% of non-performing assets, respectively. The year-end 2001 amount represented 231.5% of non-performing loans and 228.2% of non-performing assets, respectively. For the years ended December 31, 2002 and 2001, the Bank had no net charge-offs against this allowance.

         The Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain such allowance at a level which management considers adequate. See Statistical Data- B, C, and D, for components of the Bank's loan portfolio, maturity, and repricing, and for a summary of the allowance for loan losses.

Mortgage-backed Securities

         The majority of the Bank's mortgage-backed securities are private label mortgage-backed securities and the remainder are directly or indirectly insured or guaranteed by the FNMA, FHLMC, or GNMA. At December 31, 2002, mortgage-backed securities totaled $3.63 billion, representing 32.1% of total assets. Of the $3.63 billion in total mortgage-backed securities, $36.95 million were classified by the Bank as held to maturity and $3.60 billion were classified as available for sale. Because a majority of the Bank's mortgage-backed securities are fixed-rate private label collateralized mortgage obligations ("CMOs"), the Bank anticipates that the majority of its mortgage-backed securities will prepay or reprice within three years. At December 31, 2002, the mortgage-backed securities portfolio had a weighted average interest yield of 5.10% and a market value of approximately $3.64 billion.

Investment Activities

         General. The investment policy of the Bank is established by the Board of Directors and implemented by the Mortgage and Real Estate Committee and the Investment Committee of the Board of Directors, together with certain executive officers of the Bank. The policy is primarily designed to provide and maintain liquidity, to generate a favorable return on investments without incurring undue prepayment, interest rate, and credit risk, and to complement the Bank's lending activities. The Bank's current securities investment policy permits investments in various types of liquid assets, including U.S. Treasury securities, obligations of various federal agencies, and bankers' acceptances of other Board-approved financial institutions, corporate securities, commercial paper, certificates of deposit, and federal funds. The Bank does not currently participate in hedging programs or interest rate swaps and or high-risk mortgage derivatives.

         At December 31, 2002 the Bank's investment securities portfolio totaled $1.1 billion, representing 9.3% of total assets. Of the $1.1 billion, in total investment securities, $699.4 million were classified by the Bank as held to maturity and $355.0 million were classified as available for sale. At December 31, 2002, the investment securities portfolio had a weighted average interest yield of 7.04% and a market value of $1.1 billion.

Sources of Funds

         General. The Company's primary funding sources are deposits and borrowings. In connection with the Company's leveraged growth strategy, the Company increased its borrowings during 2002. At December 31, 2002, borrowings totaled $4.6 billion, including FHLB-NY advances of $2.3 billion, reverse repurchase agreements of $2.0 billion, and trust preferred securities of $368.8 million. Included in the latter amount was $182.5 million stemming from the aforementioned issuance of the BONUSES Units in the fourth quarter of the year.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits principally consist of certificates of deposit ("CDs") and savings accounts, together with NOW and money market accounts and demand deposits. The flow of deposits has been influenced significantly by the restructuring of the banking industry, changes in money market and prevailing interest rates, and competition with other financial institutions. The Bank's deposits are typically obtained from customers residing or working in the communities in which its offices are located. The Bank relies primarily on its long-standing relationships with its customers to retain these deposits. At December 31, 2002, $615.7 million, or 11.7% of the Bank's deposit balance, consisted of CDs with a balance of $100,000 or more.

         FHLB-NY Advances. The Bank is a member of the FHLB-NY, and had a $4.5 billion line of credit at December 31, 2002. FHLB-NY advances totaled $2.3 billion at December 31, 2002. A $10.0 million line of credit with a correspondent financial institution is also available to the Bank, which had not been drawn upon at December 31, 2002.

         Reverse Repurchase Agreements. The Company has repurchase agreements of $2.0 billion and $529.7 million outstanding at December 31, 2002 and 2001, respectively.

         Trust Preferred Securities. Haven Capital Trust I, Haven Capital Trust II, Queens Capital Trust I, Queens Statutory Trust I, NYCB Capital Trust I, New York Community Statutory Trust I, New York Community Statutory Trust II and New York Community Capital Trust V are Delaware business trusts of which all the common stock is owned by the Company. The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures. Trust preferred securities issued by New York Community Capital Trust V were issued as part of the Company's BONUSES(SM) Units offering in November 2002.

         For additional information about the Company's trust preferred securities, see "Note 10 - Borrowings" in the Company's 2002 Annual Report to Shareholders, which portion is incorporated herein by reference.

Subsidiary Activities

         Under its New York State Leeway Authority, the Bank has formed, or acquired through merger, 11 active subsidiary corporations, seven of which are direct subsidiaries of the Bank and four of which are subsidiaries of Bank-owned entities. The direct subsidiaries are: CFS Investments, Inc. (organized in New
York), which sells non-deposit investment products; RCBK Mortgage Corp. (organized in New York), which holds multi-family mortgage loans; RCSB Corporation (organized in New York), which owns a branch building; Richmond Enterprises Inc. (organized in New York), which is the holding company for Peter
B. Cannell & Co., Inc.; CFS Investments New Jersey, Inc. (organized in Delaware), an investment Company and the holding company for three Real Estate Investment Trusts (REITs), Columbia Preferred Capital Corp, Ironbound Investment Company, Inc. and Queens Realty Trust; Pacific Urban Renewal Corp. (organized in New Jersey), which owns a branch building and Main Omni Realty Corp. (organized in New York), which manages the Bank's properties aquired through foreclosure while they are being marketed for sale.

The subsidiaries of Bank-owned entities are: Peter B. Cannell & Co., Inc. (organized in Delaware), which advises high net worth individuals and institutions on the management of their assets; Queens Realty Trust, Inc. (organized in Delaware), a REIT that holds residential and commercial mortgages; Ironbound Investment Company, Inc. (organized in New Jersey), a REIT that holds residential and commercial mortgages; Richmond County Capital Corp. (organized in New York), a REIT that holds residential and commercial mortgages; and Columbia Preferred Capital Corp. (organized in Delaware), a REIT that holds residential and commercial mortgages.

         In addition, the Bank maintains five inactive corporations: Bayonne Service Corp, (organized in New Jersey); MFO Holding Corp. (organized in New
York); Queens County Capital Management, Inc. (organized in New York); Columbia Resources Corp. (organized in New York); and Columbia Funding Corporation, (organized in New York). The Bank is also affiliated with Columbia Travel Services, Inc., an inactive corporation organized in New York.

         The Company owns eight special business trusts formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. The following subsidiaries are named in the "Trust Preferred Securities" section above. (See "Note 10- Borrowings" in the Company's 2002 Annual Report to Shareholders, which portion is incorporated herein by reference).

Personnel

         At December 31, 2002, the number of full-time equivalent employees was 1,465. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                       FEDERAL, STATE, AND LOCAL TAXATION

Federal Taxation

         General. The Company, the Bank and their subsidiaries (excluding certain subsidiaries which are qualified as Real Estate Investment Trusts, which file separately) report their income on a consolidated basis using a calendar year on the accrual method of accounting, and are subject to Federal income taxation in the same manner as other corporations with some exceptions, including, particularly, the Bank's reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

         Bad Debt Reserves. Prior to the enactment of the Small Business Job Protection Act of 1996 (the "1996 Act"), the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications, and reduced by the amount of any permitted addition to the non-qualifying reserve. Under the 1996 Act, the Bank is no longer permitted to make additions to its tax bad debts reserves and was required to recapture (i.e., take into income) over a six-year period approximately $7.4 million, representing the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987.

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

         Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for Federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and previously deducted for Federal income tax purposes would create a tax liability for the Bank.

         The amount of additional taxable income resulting from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, the additional taxable income would be an amount equal to approximately one and one-half times the amount of the Excess Distribution, assuming a 35% corporate income tax rate (exclusive of state taxes). See "Regulations and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         Corporate Alternative Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been and does not in the foreseeable future expect to be subject to the alternative minimum tax and has no such amounts available as credits for carryover.

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

State and Local Taxation

         The Company, the Bank and certain of their subsidiaries are subject to the New York State Franchise Tax on Banking Corporations in the annual amount equal to the greater of (i) 8% (falling to 7 1/2% in 2003) of "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of taxable assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain deductions. The Bank is also subject to a similarly calculated New York City tax of 9% on income allocated to New York City and similar alternative taxes.

         A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. The Bank does most of its business within this District (except for the branch offices in New Jersey), and is subject to this surcharge rate of 17% of the New York State tax liability computed as though the franchise tax rate was still 9%.

         As a Delaware business corporation, the Company is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. Additionally, the Bank and other subsidiaries of the Company doing business in New Jersey are required to file and pay taxes in that state. Taxes paid to states other than New York are not material.



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

         With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-one borrower limitations.

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

         As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier I Leverage Capital ratio of 5%, Total Capital ratio of 10%, and Tier I Capital ratio of 6%.

         The following is a summary of the Bank's regulatory capital at December 31, 2002:

             Tier I Leverage Capital to Average Assets       8.18%
             Total Capital to Risk-Weighted Assets          17.01%
             Tier I Capital to Risk-Weighted Assets         16.20%

         In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies subsequently have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. Banks that engage in specified amounts of trading activity may be subject to adjustments in the calculation of the risk-based capital requirement to assure sufficient additional capital to support market risk.

         Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction, standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, ("FDI Act"). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

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

Investment Activities

        Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, FDICIA and the FDIC regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of Nasdaq and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The Gramm-Leach-Bliley Act of 1999 and FDIC regulation impose certain quantitative and qualitative restrictions on such activities and a bank's dealings with a subsidiary that engages in specified activities. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC.

         The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier I capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 2002, the Bank had $239.2 million of such investments.

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

         As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier I Leverage Capital ratio of 5%, Total Capital ratio of 10%, and Tier I Capital ratio of 6%.

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

         The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act governs a savings bank's loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate Federal-banking agency to directors, executive officers, and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Enforcement

         The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was signed into law. Among other things, the law spreads the obligations for payment of the financing Corporation ("FICO") bonds across all SAIF and BIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing the FICO payments between BIF and SAIF members began on January 1, 2000.

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

Community Reinvestment Act

         Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings bank has continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings bank; to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution's CRA rating and further requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC in February 2003, was "satisfactory."

         New York Regulation. The Bank is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all Federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating, received from the Banking Department in July 2002, was "outstanding".

Federal Reserve System

         Under Federal Reserve Board ("FRB") regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; for amounts greater than $42.1 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%). The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock of $186.9 million at December 31, 2002. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 2002, and 2001, dividends from the FHLB-NY to the Bank, amounted to $7.4 million and $4.6 million, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Interstate Branching

         Federal law allows the FDIC, and New York banking law allows the New York superintendent of banks, to approve an application by a state bank to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State banking law authorizes savings banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank's establishment of a de novo interstate branch if the intended host state has opted into interstate de novo branching. In addition to its branches in New York, the Bank currently maintains branches in New Jersey.

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

         The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. See "Capital Maintenance." At December 31, 2002, the Company's consolidated total and Tier I capital exceeded these requirements.

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

A.  Mortgage and Other Lending Activities

         The following table sets forth the Bank's loan originations, including acquisitions, sales, and principal repayments, for the periods indicated:

                                                                                         For the
                                                                                 Years Ended December 31,
                                                                                 ------------------------
(dollars in thousands)                                                    2002              2001            2000
                                                                       ----------       ----------       ----------
Mortgage loans (gross):
   At beginning of period                                              $5,287,773       $3,596,273       $1,601,798
   Mortgage loans originated:
     Multi-family                                                       2,059,282          791,250          541,734
     One-to-four family                                                   255,988          137,002            6,205
     Commercial real estate                                               159,267          130,677           58,899
     Construction                                                          89,208           91,155            9,133
                                                                       ----------       ----------       ----------
Total mortgage loans originated                                         2,563,745        1,150,084          615,971
Mortgage loans acquired in the Richmond County and Haven
   transactions, respectively                                                  --        1,917,575        1,749,180
Principal repayments                                                    1,451,171          765,578          185,539
Mortgage loans sold                                                       417,485          610,581          185,137
Mortgage loans securitized to mortgage-backed securities                  572,466               --               --
                                                                       ----------       ----------       ----------
At end of period                                                        5,410,396        5,287,773        3,596,273
Other loans (gross):
   At beginning of period                                                 116,878           39,748            8,742
   Other loans originated and/or acquired in the Richmond
     County and Haven  transaction.
       respectively                                                       102,062          254,278           36,655
   Principal repayments                                                    68,263          177,148            5,649
   Other loans sold                                                        71,430               --               --
   Reclassification from other loans to securities available for sale         460               --               --
                                                                       ----------       ----------       ----------
   At end of period                                                        78,787          116,878           39,748
                                                                       ----------       ----------       ----------

Total loans                                                            $5,489,183       $5,404,651       $3,636,021
                                                                       ==========       ==========       ==========

B.  Loan Maturity and Repricing

         The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 2002. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $1.5 billion for the twelve months ended December 31, 2002.


                                                                    Mortgage and Other Loans
                                                                      at December 31, 2002
                                                                    ------------------------

                                  Multi-          1-4          Commercial                                           Total
 (dollars in thousands)           Family        Family         Real Estate       Construction      Other            Loans
                                  ------        ------         -----------       ------------      -----            -----
 Amount due:
  Within one year              $   259,707       $ 32,244        $ 44,363          $117,013       $36,250      $    489,577
  After one year:
   One to five years             3,283,022         54,683         302,967                --        21,926         3,662,598
   Over five years                 951,603        178,797         185,997                --        20,611         1,337,008
                               -----------       --------        --------          --------       -------      ------------
 Total due or repricing after
   one year                      4,234,625        233,480         488,964                --        42,537         4,999,606
                               -----------       --------        --------          --------       -------      ------------
 Total amounts due or
   repricing, gross            $ 4,494,332       $265,724        $533,327          $117,013       $78,787      $  5,489,183
                               ===========       ========        ========          ========       =======      ============

         The following table sets forth, at December 31, 2002, the dollar amount of all loans due after December 31, 2002, and indicates whether such loans have fixed or adjustable rates of interest.

                                    Due after December 31, 2003
                                    ---------------------------

(dollars in thousands)           Fixed         Adjustable       Total
                                 -----         ----------       -----

Mortgage loans:
  Multi-family                 $635,281       $3,599,344    $ 4,234,625
  One-to-four family            143,643           89,837        233,480
  Commercial real estate        123,085          365,879        488,964
  Construction                       --               --             --
                               --------       ----------    -----------

Total mortgage loans           $902,009        $4,055,060   $ 4,957,069
Other loans                       9,674            32,863        42,537
                               --------        ----------   -----------
Total loans                    $911,683        $4,087,923   $ 4,999,606
                               ========        ==========   ===========

C. Summary of the Allowance for Loan Losses

         The allowance for loan losses was allocated as follows at December 31,

                                   2002                 2001                2000               1999               1998
                             -----------------  -------------------   ----------------  ------------------  -----------------
                                       Percent              Percent           Percent            Percent             Percent
                                         of                   of                 of                of                  of
                                      Loans in             Loans in           Loans in           Loans in             Loans
                                      Category             Category           Category           Category            Category
                                      to Total             to Total           to Total           to Total            to Total
(dollars in thousands)       Amount    Loans     Amount     Loans     Amount    Loans    Amount   Loans     Amount    Loans
                             ------    -----     ------     -----     ------    -----    ------   -----     ------   --------
Mortgage loans:
   Multi-family               $25,433    62.80%  $21,361      52.74%   $ 7,783   43.08%    $4,927    70.08%  $6,686    70.89%
   One-to-four family           2,763     6.82     6,084      15.02      2,923   16.18        663     9.42    1,341    14.22
   Construction                 2,104     5.20     3,489       8.62        892    4.94         64     0.91       28     0.30
   Commercial real estate       7,016    17.32     8,150      20.12      5,671   31.40      1,202    17.10    1,181    12.52
   Other loans                  3,184     7.86     1,416       3.50        795    4.40        175     2.49      195     2.07
                              -------   ------   -------     ------    -------  ------     ------   ------   ------   ------
Total loans                   $40,500   100.00%  $40,500     100.00%   $18,064  100.00%    $7,031   100.00%  $9,431   100.00%
                              =======   ======   =======     ======    =======  ======     ======   ======   ======   ======

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

                                 2002                 2001                   2000                 1999                  1998
                        --------------------   -------------------  --------------------  ---------------------  ------------------
                                     Percent               Percent              Percent                Percent              Percent
                                        of                    of                   of                     of                   of
(dollars in thousands)      Amount    Total      Amount     Total      Amount     Total      Amount     Total     Amount      Total
                        ------------  ------   -----------  ------   -----------  -----    ----------   ------  ----------  --------
Mortgage loans:
    Multi-family         $ 4,494,332   81.88%  $ 3,255,167   60.23%  $ 1,945,656   53.51%  $1,348,351    83.72% $1,239,094    82.77%
    One-to-four family       265,724    4.84     1,318,295   24.40     1,267,080   34.85      152,644     9.48     178,770    11.94
    Commercial real
    estate                   533,327    9.72       561,944   10.40       324,068    8.91       96,008     5.96      67,494     4.51
    Construction             117,013    2.13       152,367    2.82        59,469    1.64        4,793     0.30       1,898     0.13
                        ------------  ------   -----------  ------   -----------  ------   ----------   ------  ----------   ------
Total mortgage loans       5,410,396   98.57     5,287,773   97.85     3,596,273   98.91    1,601,796    99.46   1,487,256    99.35


Total other loans             78,787    1.43       116,878    2.15        39,748    1.09        8,742     0.54       9,750     0.65
                        ------------  ------   -----------  ------   -----------  ------   ----------   ------  ----------   ------
Total loans                5,489,183  100.00%    5,404,651  100.00%    3,636,021  100.00%   1,610,538   100.00%  1,497,006   100.00%
                        ------------  ======   -----------  ======   -----------  ======   ----------   ======  ----------   ======
Unearned premiums
(discounts)                       19                    91                   (18)                 (24)                 (22)
Less: Net deferred loan
      origination fees         5,130                 3,055                 1,553                2,404                1,034
      Allowance for loan
      losses                  40,500                40,500                18,064                7,031                9,431
                        ------------           -----------            ----------           ----------           ----------
Loans, net              $  5,443,572           $ 5,361,187            $3,616,386           $1,601,079           $1,486,519
                        ============           ===========            ==========           ==========           ==========

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

         At December 31, 2002, the Company's bank subsidiary owned 30 of its branch offices and leased 80 of its branch offices and other bank business facilities under various lease and license agreements expiring at various times through 2025 (See "Note 12 - Commitments and Contingencies, Lease and License Commitments" in the Company's 2002 Annual Report to Shareholders, which portion is incorporated herein by reference). The Company and the Bank believe their facilities are adequate to meet their present and immediately foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of the Company's business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

         In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank. At December 31, 2002, the Bank had a lawsuit pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in actual damages. This amount does not include any statutory pre-judgment interest that could be awarded. The ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and continues to defend its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is traded on The New York Stock Exchange, under the symbol, "NYB".

         Information regarding the Company's common stock and its price during fiscal year 2002 appears on page 33 of the 2002 Annual Report to Shareholders under the caption, "Market Price of Common Stock and Dividends Paid per Common Share," and is incorporated herein by this reference.

         As of March 26, 2003 the Company had approximately 8,600 shareholders of record, excluding the number of persons or entities holding stock in nominee or street name through various brokers and banks.

         Use of Proceeds from BONUSES(SM) Units and Common Stock Offering On November 4, 2002, the Company and its subsidiary, New York Community Capital Trust V (the "Trust"), issued 5.5 million BONUSES(SM) Units (the "Units"), consisting of a preferred security issued by the Trust and a warrant to purchase
1.4036 shares of the Company's common stock.

         The Units were issued pursuant to a registration statement on Form S-3 (Registration No. 333-86682) initially filed with the Securities and Exchange Commission on April 22, 2002, as amended, and effective on May 8, 2002, and pursuant to a registration statement on Form S-3 (Registration No. 333-100767) filed with the Securities and Exchange Commission on October 25, 2002 and effective on the same date. The managing underwriters for the offering were Salomon Smith Barney Inc. (sole book-running manager) and Lehman Brothers Inc. (joint-lead manager).

         Units representing $275.0 million were registered and sold in the offering. Total expenses for the Units offering were approximately $7.7 million, including underwriters' discounts and commissions for the offering of $6,875,000. The net proceeds from the Units offering thus totaled approximately $267.3 million.

         The Units were issued pursuant to a "shelf" registration process pursuant to which the Company also generated approximately $170.0 million through the issuance of 5.9 million shares of its common stock on May 14, 2002 (as previously reported in the Company Form 10-Q for the quarterly period ended June 30, 2002). As previously reported, the net proceeds of the common stock offering totaled approximately $147.5 million.

         The net proceeds of the Units offering and the May 14, 2002 common stock offering, combined, totaled approximately $414.8 million, and were used for the following purposes:

      (1) A capital contribution to the Company's primary subsidiary, the Bank of $100.0 million;

      (2)   Repurchase of Company common stock in the amount of $56.5 million;

      (3) Payment of dividends on Company common stock in the amount of $41.4 million;

      (4) Payment of dividends on trust preferred securities in the amount of $10.5 million; and

      (5) Investment in interest-earning assets and other corporate purposes in the amount of $206.4 million

ITEM 6.  SELECTED FINANCIAL DATA

         Information regarding selected financial data appears on page 10 of the 2002 Annual Report to Shareholders under the caption, "Financial Summary," and is incorporated therein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 13 through 33 of the 2002 Annual Report to Shareholders under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding quantitative and qualitative disclosures about market risk appears on pages 20 through 22 of the 2002 Annual Report to Shareholders under the caption, "Asset and Liability Management and the Management of Interest Rate Risk," and is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information regarding the consolidated financial statements and the Independent Auditors' Report appears on pages 34 through 63 of the 2002 Annual Report to Shareholders, and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors and executive officers of the Registrant appears on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, under the caption, "Information with Respect to Nominees, Continuing Directors, and Executive Officers," and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation appears on pages 9 through 16 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information as of December 31, 2002




Plan category             Number of securities to be  Weighted-average exercise  Number of securities
                          issued upon exercise of     price of outstanding       remaining available for
                          outstanding options,        options, warrants and      future issuance under
                          warrants and rights         rights                     equity compensation plans
                                                                                 (excluding securities
                                                                                 reflected in column (a)
                          (a)                        (b)                         (c)

Equity compensation
plans approved by security
holders                            10,922,801                   $22.78                    1,726,194

Equity compensation plans
not approved by security
holders                                --                         --                         --


Total                              10,922,801                   $22.78                    1,726,194


         Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, under the caption, "Security Ownership of Certain Beneficial Owners," and is incorporated herein by this reference.

         Information regarding security ownership of management appears on pages 4 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003, under the caption, "Information with Respect to the Nominees, Continuing Directors, and Executive Officers," and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions appears on page 17 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003 under the caption, "Transactions with Certain Related Persons," and is incorporated herein by this reference.

ITEM 14.  CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

        (b) Changes in internal controls The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

         The following consolidated financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 2002 and are incorporated herein by this reference:

         - Consolidated Statements of Condition at December 31, 2002 and 2001;
         - Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2002;
         - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 2002;
         - Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002;
         - Notes to the Consolidated Financial Statements;
         - Glossary;
         - Cash Earnings;
         - Management's Responsibility for Financial Reporting;
         - Independent Auditors' Report

         The remaining information appearing in the 2002 Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2.       Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 2002

         - On November 4, 2002, the Company filed a Form 8-K to file its underwriting agreement, form of amended and restated declaration of trust and form of indenture, among other things, as incorporated by reference to its registration statement on Form S-3.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

         Exhibit
          Number
         -------
               3.1   Amended and Restated Certificate of Incorporation (1)
               3.2   Bylaws (2)
               4.1   Specimen Stock Certificate (3)
               4.2 Shareholder Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)
               4.3 Amended and Restated Declaration of Trust of New York Community Capital Trust V, dated as of November 4, 2002 (5)
               4.4   Indenture relating to the Junior Subordinated
                     Debentures between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated November 4, 2002 (5)
               4.5 First Supplemental Indenture between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 4, 2002 (5)
               4.6   Form of Preferred Security (included in Exhibit 4.3)
               4.7   Form of Warrant (included in Exhibit 4.11)
               4.8   Form of Unit Certificate (included in Exhibit 4.10)
               4.9 Guarantee Agreement, issued in connection with the BONUSES(SM) Units, dated as of November 4, 2002 (5)
               4.10  Unit Agreement among New York Community Bancorp, Inc.,
                     New York Community Capital Trust V and Wilmington Trust Company, as Warrant Agent, Property Trustee and Agent, dated as of November 4, 2002 (5)
               4.11  Warrant Agreement between New York Community Bancorp,
                     Inc. and Wilmington Trust Company, as Agent, dated as of November 4, 2002 (5)

               4.12 Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.
              10.1   Form of Employment Agreement between New York
                     Community Bancorp, Inc. (formerly known as "Queens County Bancorp, Inc.") and Joseph R. Ficalora, Robert Wann and James O'Donovan
              10.2   Form of Employment Agreement between New York
                     Community Bank and Joseph R. Ficalora, Robert Wann and James O'Donovan
              10.3   Agreement by and among New York Community Bancorp,
                     Inc., Richmond County Financial Corp., Richmond County Savings Bank and Michael F. Manzulli (6)
              10.4   Agreement by and among New York Community Bancorp,
                     Inc., Richmond County Financial Corp., Richmond County Savings Bank and Anthony E. Burke (6)
              10.5   Agreement by and among New York Community Bancorp,
                     Inc., Richmond County Financial Corp., Richmond County Savings Bank and Thomas R. Cangemi (6)
              10.6   Form of Change in Control Agreements among the
                     Company, the Bank, and Certain Officers (7)
              10.7 Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank and Thomas R. Cangemi (6)
              10.8 Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank and Michael
                     F. Manzulli (6)
              10.9 Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank and Anthony
                     E. Burke (6)
              10.10 Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (7)
              10.11 Form of Queens County Savings Bank Recognition and Retention Plan for Officers (7)
              10.12  Form of Queens County Bancorp, Inc. 1993 Incentive
                     Stock Option Plan (8)
              10.13  Form of Queens County Bancorp, Inc. 1993 Incentive
                     Stock Option Plan for Outside Directors (8)
              10.14 Form of Queens County Savings Bank Employee Severance Compensation Plan (7)
              10.15 Form of Queens County Savings Bank Outside Directors' Consultation and Retirement Plan (7)
              10.16 Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (7)
              10.17  ESOP Loan Documents (7)
              10.18  Incentive Savings Plan of Queens County Savings Bank (9)
              10.19  Retirement Plan of Queens County Savings Bank (7)
              10.20  Supplemental Benefit Plan of Queens County Savings
                     Bank (10)
              10.21  Excess Retirement Benefits Plan of Queens County
                     Savings Bank (7)
              10.22  Queens County Savings Bank Directors' Deferred Fee
                     Stock Unit Plan (7)
              10.23  Queens County Bancorp, Inc. 1997 Stock Option Plan
                     (11)
              10.24  Richmond County Financial Corp. 1998 Stock Option Plan
                     (12)
              10.25   Richmond County Savings Bank Retirement Plan (12)
              11.0    Statement Re: Computation of Per Share Earnings
                     (attached hereto)
              13.0   2002 Annual Report to Shareholders
              21.0 Subsidiaries information incorporated herein by reference to Part I, "Subsidiaries"
              23.0 Consent of KPMG LLP, dated March 31, 2003 (attached hereto)
              99.1 Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
              99.2   Certification of Chief Financial Officer pursuant to
                     Section 906 of Sarbanes-Oxley Act of 2002


(1)   Incorporated by reference to Exhibits filed with the Company's Form
      10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)   Incorporated by reference to Exhibits filed with the Company's Form
      10-K for the year ended December 31, 2001 (File No. 0-22278)
(3) Incorporated by reference to Exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 33-66852)
(4)   Incorporated by reference to Exhibits filed with the Company's Form
      8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit
      4.3 to the Company's Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 1-31565)
(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-22278)

(6) Incorporated by reference to Exhibits filed with the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486)
(7) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(8) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(9) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(10) Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(11) Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company's Proxy Statement the Annual Meeting of Shareholders held on May 15, 2002
(12) Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    New York Community Bancorp, Inc.
                    --------------------------------
                    (Registrant)

                                            3/25/03
                    ------------------------
                    Joseph R. Ficalora
                    President and Chief Executive Officer
                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Michael F. Manzulli        3/25/03   /s/ Joseph R. Ficalora         3/25/03
----------------------------             -----------------------------
Michael F. Manzulli                      Joseph R. Ficalora
Chairman                                 President and Chief Executive
                                         Officer
                                         (Principal Executive Officer)


/s/ Robert Wann                3/25/03   /s/ Donald M. Blake            3/25/03
----------------------------             -----------------------------
Robert Wann                              Donald M. Blake
Executive Vice President                 Director
and Chief Financial Officer
(Principal Financial and
Accounting Officer)


/s/ Anthony E. Burke          3/25/03    /s/ Dominick Ciampa            3/25/03
----------------------------             -----------------------------
Anthony E. Burke                         Dominick Ciampa
Director                                 Director


/s/ Robert S. Farrell         3/25/03    /s/ Dr. William C. Frederick   3/25/03
----------------------------             -----------------------------
Robert S. Farrell                        William C. Frederick, M.D.
Director                                 Director


/s/ Max L. Kupferberg          3/25/03   /s/ Howard C. Miller            3/25/03
----------------------------             -----------------------------
Max L. Kupferberg                        Howard C. Miller
Director                                 Director


/s/ John A. Pileski           3/25/03
----------------------------
John A. Pileski
Director

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


                                           New York Community Bancorp, Inc.
                                           --------------------------------
                                           (Registrant)


DATE:  March 25, 2003              BY:     /s/ Joseph R. Ficalora
                                           ----------------------------
                                           Joseph R. Ficalora
                                           President and
                                           Chief Executive Officer
                                           (Duly Authorized Officer)

DATE: March 25, 2003              BY:      /s/ Robert Wann
                                           ----------------------------
                                           Robert Wann
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                     NEW YORK COMMUNITY BANCORP, INC.

                           CERTIFICATIONS


I, Joseph R. Ficalora, certify that:

1. I have reviewed this annual report on Form 10-K of New York Community Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  March 25, 2003                 BY:  /s/ Joseph R. Ficalora
                                            ----------------------------
                                            Joseph R. Ficalora
                                            President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)

                        NEW YORK COMMUNITY BANCORP, INC.

                                 CERTIFICATIONS


I, Robert Wann, certify that:

1. I have reviewed this annual report on Form 10-K of New York Community Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  March 25, 2003                BY:  /s/ Robert Wann
                                           ----------------------------
                                           Robert Wann
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)