Form 10-Q
period 2003-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2003-05-15
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1377322 (I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590
(Address of principal executive offices)

(Registrant’s telephone number, including area code) 516: 683-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|   No |_|

105,267,209
——————————————
Number of shares outstanding at
May 8, 2003

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2003

NEW YORK COMMUNITY BANCORP, INC. CONSOLIDATED STATEMENTS OF CONDITION (in thousands, except share data)

	March 31, 2003 (unaudited)	December 31, 2002
Assets
Cash and due from banks	$142,179	$96,497
Money market investments	30,000	1,148
Securities held to maturity ($478,707 and $214,486
pledged at March 31, 2003 and December 31, 2002, respectively)	963,931	699,445
Mortgage-backed securities held to maturity ($32,434 and $38,489
pledged at March 31, 2003 and December 31, 2002, respectively)	32,434	36,947
Securities available for sale ($3,512,361 and $2,522,419
pledged at March 31, 2003 and December 31, 2002, respectively)	4,078,658	3,952,130
Mortgage loans:
Multi-family	4,776,047	4,494,332
Commercial real estate	534,851	533,327
1-4 family	232,635	265,724
Construction	119,311	117,013

Total mortgage loans	5,662,844	5,410,396
Other loans	72,769	78,787
Less: Unearned loan fees	(4,065)	(5,111)
Allowance for loan losses	(40,500)	(40,500)

Loans, net	5,691,048	5,443,572
Premises and equipment, net	73,826	74,531
Goodwill	624,518	624,518
Core deposit intangible	50,000	51,500
Deferred tax asset, net	2,232	9,508
Other assets	330,799	323,296

Total assets	$12,019,625	$11,313,092

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$1,195,923	$1,198,068
Savings accounts	1,678,152	1,643,696
Certificates of deposit	1,812,175	1,949,138
Non-interest-bearing accounts	496,238	465,140

Total deposits	5,182,488	5,256,042

Official checks outstanding	22,650	11,544
Borrowings	5,308,057	4,592,069
Mortgagors’ escrow	45,207	13,749
Other liabilities	112,675	116,176

Total liabilities	10,671,077	9,989,580

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized;
none issued)	—	—
Common stock at par $0.01 (150,000,000 shares authorized;
108,224,425 shares issued; 104,858,653 and 105,664,464 shares
outstanding at March 31, 2003 and December 31, 2002, respectively)	1,082	1,082
Paid-in capital in excess of par	1,106,282	1,104,899
Retained earnings (substantially restricted)	314,688	275,097
Less: Treasury stock (3,365,772 and 2,559,961 shares, respectively)	(92,411)	(69,095)
Unallocated common stock held by ESOP	(19,841)	(20,169)
Common stock held by SERP	(3,113)	(3,113)
Unearned common stock held by RRPs	(41)	(41)
Accumulated other comprehensive income, net of tax effect	41,902	34,852

Total stockholders’ equity	1,348,548	1,323,512

Total liabilities and stockholders’ equity	$12,019,625	$11,313,092

See accompanying notes to unaudited consolidated financial statements. 1

NEW YORK COMMUNITY BANCORP, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands, except per share data) (unaudited)

	For the Three Months Ended March 31,
	2003	2002
Interest Income:
Mortgage and other loans	$103,256	$100,452
Securities	18,610	8,242
Mortgage-backed securities	44,425	32,313
Money market investments	283	123

Total interest income	166,574	141,130

Interest Expense:
NOW and money market accounts	3,786	3,527
Savings accounts	4,175	5,827
Certificates of deposit	10,777	19,612
Borrowings	39,536	29,097
Mortgagors’ escrow	—	5

Total interest expense	58,274	58,068

Net interest income	108,300	83,062
Provision for loan losses	—	—

Net interest income after
provision for loan losses	108,300	83,062

Other Operating Income:
Fee income	11,639	11,161
Net securities gains	6,485	1,530
Other	8,318	7,104

Total other operating income	26,442	19,795

Non-interest Expense:
Operating expenses:
Compensation and benefits	18,726	16,487
Occupancy and equipment	6,076	6,093
General and administrative	7,630	9,561
Other	1,507	1,521

Total operating expenses	33,939	33,662

Amortization of core deposit intangible	1,500	1,500

Total non-interest expense	35,439	35,162

Income before income taxes	99,303	67,695
Income tax expense	31,935	21,374

Net income	$ 67,368	$ 46,321

Comprehensive income, net of tax:
Unrealized gain on securities	7,050	1,567

Comprehensive income	$ 74,418	$ 47,888

Basic earnings per share	$0.67	$0.47
Diluted earnings per share	$0.66	$0.47

See accompanying notes to unaudited consolidated financial statements. 2

NEW YORK COMMUNITY BANCORP, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data)	Three Months Ended March 31, 2003 (unaudited)
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 1,082
Shares issued	—

Balance at end of period	1,082

Paid-in Capital in Excess of Par:
Balance at beginning of year	1,104,899
Allocation of ESOP stock	1,383

Balance at end of period	1,106,282

Retained Earnings:
Balance at beginning of year	275,097
Net income	67,368
Tax benefit effect of stock plans	806
Dividends paid on common stock	(25,434)
Exercise of stock options (342,067 shares)	(3,149)

Balance at end of period	314,688

Treasury Stock:
Balance at beginning of year	(69,095)
Purchase of common stock (1,147,878 shares)	(33,302)
Exercise of stock options (342,067 shares)	9,986

Balance at end of period	(92,411)

Employee Stock Ownership Plan:
Balance at beginning of year	(20,169)
Earned portion of ESOP	328

Balance at end of period	(19,841)

SERP Plan:
Balance at beginning of year	(3,113)
Earned portion of SERP	—

Balance at end of period	(3,113)

Recognition and Retention Plans:
Balance at beginning of year	(41)
Earned portion of RRPs	—

Balance at end of period	(41)

Accumulated Comprehensive Income, Net of Tax:
Balance at beginning of year	34,852
Net unrealized appreciation in securities, net of tax	7,050

Balance at end of period	41,902

Total stockholders’ equity	$1,348,548

See accompanying notes to unaudited consolidated financial statements. 3

NEW YORK COMMUNITY BANCORP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
(in thousands)	(unaudited)
Cash Flows from Operating Activities:
Net income	$67,368	$46,321
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,710	1,677
Amortization of premiums, net	7,840	2,405
(Accretion) amortization of net deferred loan origination fees	(1,046)	1,515
Amortization of core deposit intangible	1,500	1,500
Net securities gains	(6,485)	(1,530)
Net gain on sale of loans	(862)	(523)
Tax benefit effect of stock plans	806	14,727
Earned portion of ESOP	1,711	1,429
Changes in assets and liabilities:
Goodwill recognized in the Peter B. Cannell & Co., Inc.
acquisition and other goodwill addition	—	(10,459)
Decrease in deferred income taxes	7,276	2,111
(Increase) decrease in other assets	(7,503)	32,708
Increase (decrease) in official checks outstanding	11,106	(33,026)
Decrease in other liabilities	(3,501)	(53,417)

Total adjustments	12,552	(40,883)

Net cash provided by operating activities	79,920	5,438

Cash Flows from Investing Activities:
Proceeds from redemption of securities and mortgage-backed
securities held to maturity	4,687	39,703
Proceeds from redemption and sales of securities available for sale	1,170,835	512,116
Purchase of securities held to maturity, net	(264,395)	(45,660)
Purchase of securities available for sale	(1,285,559)	(482,014)
Net increase in loans	(322,746)	(195,236)
Proceeds from sale of loans	70,804	64,230
Purchase or acquisition of premises and equipment, net	(1,005)	(977)

Net cash used in investing activities	(627,379)	(107,838)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	31,458	27,032
Net decrease in deposits	(73,554)	(78,330)
Net increase in borrowings	715,988	192,452
Cash dividends and stock options exercised	(28,583)	(59,819)
Purchase of Treasury stock, net of stock options exercised	(23,316)	8,803

Net cash provided by financing activities	621,993	90,138

Net increase (decrease) in cash and cash equivalents	74,534	(12,262)
Cash and cash equivalents at beginning of period	97,645	178,615

Cash and cash equivalents at end of period	$172,179	$166,353

Supplemental information:
Cash paid for:
Interest	$54,454	$58,022
Income taxes	33,951	12,585

See accompanying notes to unaudited consolidated financial statements. 4

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, New York Community Bank (the “Bank”).

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. Certain reclassifications have been made to prior-year financial statements to conform to the 2003 presentation. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders and incorporated by reference into the Company’s 2002 Annual Report on Form 10-K.

Note 2. Stock-based Compensation

At March 31, 2003 and 2002, the Company had five stock option plans. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2003	2002
Net income
As reported	$67,368	$46,321
Deduct: Stock-based employee compensation expense determined
under fair value-based method, net of related tax effects	3,177	704

Pro forma	$64,191	$45,617

Basic earnings per share
As reported	$0.67	$0.47
Pro forma	0.63	0.46

Diluted earnings per share
As reported	$0.66	$0.47
Pro forma	0.63	0.46

5

On April 22, 2003, the Financial Accounting Standards Board (the “FASB”) voted unanimously that stock options are “payments for goods and services” and that those costs should be “recognized” in earnings reports. The FASB anticipates that the process of determining how to measure the value of stock options will be completed in 2004, at which time an effective date will be established. Accordingly, the Company has not yet determined the impact of expensing stock options on its financial condition or results of operations.

NEW YORK COMMUNITY BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New York Community Bancorp, Inc. (the “Company”) is the holding company for New York Community Bank (the “Bank”), a New York State-chartered financial institution with 110 banking offices serving customers in New York City, Long Island, Westchester County (New York), and New Jersey. In addition to operating the largest supermarket banking franchise in the region, with 54 in-store branches, the Bank is the largest producer of multi-family mortgage loans for portfolio in New York City. The Bank operates its branches through six local divisions: Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank.

In the three months ended March 31, 2003, the Company maintained its focus on multi-family loan production and its strategy of leveraged growth. The Company’s assets totaled $12.0 billion at quarter’s end, up $706.5 million, or 6.2%, from the December 31, 2002 balance, driven by a $281.7 million rise in multi-family loans to $4.8 billion and by a $391.0 million rise in securities available for sale and held to maturity, combined, to $5.0 billion.

In the first quarter of 2003, the Company recorded total revenues of $134.7 million, up 31.0% from $102.9 million in the year-earlier three months. The increase stemmed from a $25.2 million, or 30.4%, year-over-year rise in net interest income to $108.3 million, and a $6.6 million, or 33.6%, year-over-year rise in other operating income to $26.4 million. The combined $31.9 million increase in revenues more than offset a $277,000 rise in non-interest expense to $35.4 million and a $10.6 million rise, to $31.9 million, in income tax expense. The result was a $21.0 million, or 45.4%, year-over-year increase in first quarter 2003 net income to $67.4 million, equivalent to a $0.19, or 40.4%, rise in diluted earnings per share to $0.66.

Recent Events

Consent Solicitation

On April 1, 2003, the Company announced that it would solicit the consent of the holders of its Bifurcated Option Note Unit SecuritiESSM (BONUSESSM) units to an amendment that would enable the BONUSES units to be treated as Tier 1 regulatory capital by the Federal Reserve. The BONUSES units were issued by the Company on November 4, 2002, and consist of a convertible trust preferred security and a warrant to purchase the Company’s common stock.

On April 14, 2003, the Company announced that it had received the requisite consent to the amendment which, among other things, revises the definition of “change of control” in the Declaration of Trust governing the trust preferred securities component of the BONUSES units, by adding a requirement that the Federal Reserve approve in advance any repurchase of the preferred securities that could occur as a result of a change of control.

Listing of BONUSES Units on the New York Stock Exchange

On April 29, 2003, the Company announced that it had received the approval of the New York Stock Exchange (“NYSE”) to list its BONUSES units on the NYSE. On May 5, 2003, the units began trading on the NYSE under the symbol “NYB PrU”.

4-for-3 Stock Split

On April 22, 2003, the Board of Directors declared a 4-for-3 stock split in the form of a 33-1/3% stock dividend, payable on May 21, 2003 to shareholders of record at May 5, 2003, subject to shareholder approval of an amendment to the Company’s amended and restated Certificate of Incorporation increasing the number of authorized shares of common stock from 150 million to 300 million. The amendment was presented for a vote at the Company’s Annual Meeting of Shareholders, held on May 14, 2003, and approved. Cash in lieu of fractional shares will be based on $26.37, which is the average of the high and low executed bids at the date of record, as adjusted for the split.

Forward-looking Statements and Associated Risk Factors

This filing, like many written and oral communications presented by the Company and its authorized officials, contains certain forward-looking statements with regard to the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan and investment portfolios; changes in deposit flows, competition, and demand for financial services and loan, deposit, and investment products in the Company’s local markets; changes in real estate values; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing, and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Critical Accounting Policies

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”), and with general practices within the banking industry.

Critical accounting policies relate to loans, securities, the allowance for loan losses, and accounting for intangible assets. A description of these policies, which significantly affect the determination of the Company’s financial position, results of operations, and cash flows, are summarized in Note 1 (“Summary of Significant Accounting Policies”) to the Consolidated Financial Statements in the Company’s 2002 Annual Report to Shareholders.

Financial Condition

The Company recorded total assets of $12.0 billion at March 31, 2003, up $706.5 million, or 6.2%, from the balance recorded at December 31, 2002. Mortgage loans represented $5.7 billion of the 2003 total, having risen $252.4 million, or 4.7%, over the three-month period, after first quarter 2003 originations of $771.1 million. Multi-family loans totaled $4.8 billion at March 31, 2003, representing 84.3% of mortgage loans outstanding, signifying an increase of $281.7 million, or 6.3%, since December 31, 2002. The increase reflects first quarter originations of $655.4 million, equivalent to 85.0% of total originations during the first three months of 2003.

The quality of the loan portfolio continued to be solid, as the balance of non-performing loans declined $1.5 million to $14.9 million, representing 0.26% of loans, net, at March 31, 2003. At the same time, foreclosed real estate declined $54,000 to $121,000; the combined effect was a $1.5 million reduction in total non-performing assets to $15.0 million, representing 0.12% of total assets at quarter’s end.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $40.5 million, equivalent to 272.67% of non-performing loans and 0.71% of loans, net, at March 31, 2003.

Asset growth was also fueled by a $126.5 million rise in securities available for sale to $4.1 billion and by a $264.5 million increase in securities held to maturity to $963.9 million. The growth in securities reflects the leveraging of the proceeds of the BONUSES units that were issued in the prior year’s fourth quarter, and the Company’s current strategy of capitalizing on the steep yield curve by investing borrowed funds into securities at an attractive spread.

Other assets totaled $330.8 million at March 31, 2003, up $7.5 million from the year-end 2002 level. Included in the March 31, 2003 amount was the Company’s investment in Bank-owned Life Insurance (“BOLI”), which totaled $207.1 million, and mortgage servicing rights, which totaled $4.4 million.

In connection with the aforementioned leveraging strategy, the Company’s borrowings rose $716.0 million to $5.3 billion at March 31, 2003, including a $1.0 billion rise in reverse repurchase agreements to $3.0 billion and a $60.0 million increase in preferred securities to $428.8 million. These increases were partly offset by a $368.7 million decline in Federal Home Loan Bank of New York (“FHLB-NY”) advances to $1.9 billion.

At the same time, the Company recorded a $63.4 million increase in core deposits to $3.4 billion, representing 65.0% of total deposits at March 31, 2003. The increase in core deposits was offset by a $137.0 million decline in certificates of deposit (“CDs”) to $1.8 billion. In addition to management’s emphasis on attracting low-cost core deposits, the decline in CDs reflects management’s focus on replacing higher cost CDs with alternative low-cost sources of funds, in the form of borrowings.

Stockholders’ equity totaled $1.3 billion at March 31, 2003, up $25.0 million from the level recorded at December 31, 2002. The increase reflects first quarter net income of $67.4 million, which was partly offset by the allocation of $25.4 million toward the payment of a $0.25 per share quarterly cash dividend on February 15, 2003. In addition, the Company allocated $33.3 million toward its share repurchase program, buying back 1,147,878 shares at an average price of $29.01 per share in the first quarter of 2003.

At March 31, 2003, the Company continued to exceed the minimum federal requirements for categorization as an “adequately capitalized” institution, with leverage capital equal to 6.94% of adjusted average assets, and Tier 1 and total risk-based capital equal to 14.73% and 15.52% of risk-weighted assets, respectively. To be adequately capitalized, the Company must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%. At March 31, 2003, the Company’s BONUSES units were not yet eligible for Tier 1 leverage capital treatment and, accordingly, had no impact on the Tier 1 capital ratio at that date.

Mortgage and Other Loans

At March 31, 2003, the Company had outstanding mortgage loans of $5.7 billion, up $252.4 million, or 4.7%, from the balance recorded at December 31, 2002. The increase was driven by a record level of first-quarter mortgage loan production: originations totaled $771.1 million in the current first quarter, up 50.3% from $513.1 million in the year-earlier three months.

In the first quarter of 2003, the Company took a significant step toward achieving its objective of growing its portfolio of multi-family loans by approximately 20% by the end of the year. Multi-family loans rose $281.7 million, or 6.3%, from the year-end 2002 balance to $4.8 billion, representing 84.3% of total mortgage loans at March 31, 2003. The increase was fueled by first quarter 2003 originations of $655.4 million, up 62.9% from first quarter 2002 originations of $402.4 million. At March 31, 2003, the average multi-family loan had a principal balance of $2.0 million and a loan-to-value ratio of 58.0%.

The balance of mortgage loans at March 31, 2003 also reflects commercial real estate and construction loans totaling $534.9 million and $119.3 million, up from $533.3 million and $117.0 million, respectively, at December 31, 2002. The combined $285.5 million increase in multi-family, commercial real estate, and construction loans outweighed a $33.1 million reduction in one-to-four family loans to $232.6 million and a $6.0 million decline in other loans to $72.8 million. In addition to repayments, the declining balance of one-to-four family and other loans reflects the Company’s practice of originating such loans on a conduit basis, i.e., selling the loans to a third party within ten days of being closed.

The Company had a mortgage pipeline of approximately $743.2 million two weeks into the second quarter, the majority of which were multi-family loans. The Company’s ability to close such loans may be impacted by a change in interest rates or economic conditions, and by an increase in competition from other thrifts and banks.

Asset Quality

At March 31, 2003, the Company recorded non-performing loans of $14.9 million, or 0.26% of loans, net, as compared to $16.3 million, or 0.30% of loans, net, at December 31, 2002. The $1.5 million improvement stemmed from a $2.9 million decline in mortgage loans in foreclosure to $9.1 million, which offset a $1.4 million increase in loans 90 days or more delinquent to $5.8 million. The latter increase was partly tempered by the sale, at par, during the current first quarter of a multi-family loan in the amount of $2.3 million.

At the same time, foreclosed real estate declined $54,000 to $121,000. The combined reduction in non-performing loans and foreclosed real estate resulted in a $1.5 million, or 9.3%, decline in non-performing assets to $15.0 million, and contributed to a three-basis point improvement in the ratio of non-performing assets to total assets to 0.12% at March 31, 2003.

The current quality of the Company’s assets is further reflected in the continued absence of any net charge-offs against the loan loss allowance. In the absence of any net charge-offs or provisions for loan losses, the allowance was maintained at $40.5 million, representing 272.67% of non-performing loans and 0.71% of loans, net, at March 31, 2003. At December 31, 2002, the same allowance represented 247.83% of non-performing loans and 0.74% of loans, net.

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals or by net charge-offs. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio, based on various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. In establishing the allowance for loan losses, management also considers the Company’s current business strategy and credit process, including compliance with stringent guidelines it has established with regard to credit limitations, credit approvals, loan underwriting criteria, and loan workout procedures.

The allowance for loan losses is composed of five separate categories corresponding to the Company’s various loan classifications. The policy of the Bank is to segment the allowance to correspond to the various types of loans in the loan portfolio. These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to the respective levels of quantified and inherent risk. The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan. Non-performing loans are risk-weighted based upon an aging schedule that typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears, or (2) serious delinquency, a situation in which legal foreclosure action has been initiated. Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

Performing loans are also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower’s ability to pay and the Bank’s past loan loss experience with each type of loan. The performing loan categories are also assigned quantified risk factors, which result in allocations to the allowance that correspond to the individual types of loans in the portfolio.

In order to determine its overall adequacy, the allowance for loan losses is reviewed by management on a quarterly basis and by the Mortgage and Real Estate Committee of the Board of Directors.

Various factors are considered in determining the appropriate level of the allowance for loan losses. These factors include, but are not limited to:

1)	End-of-period levels and observable trends in non-performing loans;

2)	Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

3)	Analysis of the portfolio in the aggregate as well as on an individual loan basis, which considers:

i.	payment history;

ii.	underwriting analysis based upon current financial information; and

iii.	current inspections of the loan collateral by qualified in-house property appraisers/inspectors;

4)	Bi-weekly, and occasionally more frequent, meetings of executive management with the Mortgage and Real Estate Committee (which includes four outside directors, each possessing over 30 years of complementary real estate experience), during which observable trends in the local economy and their effect on the real estate market are discussed;

5)	Discussions with, and periodic review by, various governmental regulators (e.g., the Federal Deposit Insurance Corporation, the New York State Banking Department); and

6)	Full Board assessment of the preceding factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, various regulatory agencies periodically review the Bank’s loan loss allowance as an integral part of the examination process. Accordingly, the Bank may be required to take certain charge-offs and/or recognize additions to the allowance based on the judgment of the regulators with regard to information provided to them during their examinations. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

For more information regarding asset quality and the coverage provided by the loan loss allowance, see the asset quality analysis that follows and the discussion of the provision for loan losses on page 20 of this report.

Asset Quality Analysis

(dollars in thousands)	At or For the Three Months Ended March 31, 2003 (unaudited)	At or For the Year Ended December 31, 2002

Allowance for Loan Losses:
Balance at beginning of period	$40,500	$40,500
Acquired allowance	—	—

Balance at end of period	$40,500	$40,500

Non-performing Assets at Period-end:
Mortgage loans in foreclosure	$ 9,057	$11,915
Loans 90 days or more delinquent	5,796	4,427

Total non-performing loans	14,853	16,342
Foreclosed real estate	121	175

Total non-performing assets	$14,974	$16,517

Ratios:
Non-performing loans to loans, net	0.26%	0.30%
Non-performing assets to total assets	0.12	0.15
Allowance for loan losses to non-performing loans	272.67	247.83
Allowance for loan losses to loans, net	0.71	0.74

Securities and Mortgage-backed Securities

The Company continued to capitalize on the steepest yield curve in more than a decade by investing its borrowings in short-term mortgage-backed and investment securities at attractive spreads. In the three months ended March 31, 2003, securities available for sale rose $126.5 million to $4.1 billion, while securities held to maturity rose $264.5 million to $963.9 million. The combined $391.0 million increase was consistent with the Company’s stated objective of leveraging the $275.0 million in proceeds from its issuance of BONUSES units in the fourth quarter of 2002; the $147.5 million of proceeds from its secondary offering in the second quarter of 2002; and the $60.0 million of proceeds from the issuance of REIT-preferred securities by a second-tier subsidiary of the Company in the first quarter of 2003.

Mortgage-backed securities represented $3.7 billion, or 89.8%, of total securities available for sale at the close of the current first quarter, as compared to $3.6 billion, representing 91.0%, at December 31, 2002. Capital trust notes represented $240.2 million and $216.1 million of the available for sale balance at March 31, 2003 and December 31, 2002, respectively. The increase in securities available for sale was partly offset by first quarter 2003 sales, prepayments, and redemptions totaling $1.2 billion, which represented a significant source of funding for the production of multi-family loans. The sale of securities generated net gains of $6.5 million in the current first quarter, equivalent, on an after-tax basis, to $4.2 million or $0.04 per diluted share.

The $963.9 million portfolio of securities held to maturity consisted primarily of capital trust notes totaling $264.9 million, corporate bonds totaling $242.9 million, Federal Home Loan Bank (“FHLB”) stock totaling $251.3 million, and U.S. Government agency securities totaling $199.8 million. At March 31, 2003 and December 31, 2002, the market values of securities held to maturity were $990.7 million and $717.6 million, equivalent to 102.8% and 102.6% of carrying value, respectively.

The growth in securities available for sale and held to maturity was partly offset by a $4.5 million reduction in the portfolio of mortgage-backed securities held to maturity to $32.4 million. In addition to principal repayments, the reduction reflects the classification of new investments in mortgage-backed securities during the quarter as available for sale. At March 31, 2003 and December 31, 2002, the market value of the portfolio of mortgage-backed securities held to maturity was $33.9 million and $38.5 million, equivalent to 104.6% and 104.2% of carrying value, respectively.

Sources of Funds

The Company has four primary sources of funding for the payment of dividends and share repurchases: dividends paid to the Company by the Bank; capital raised through the issuance of trust preferred securities; capital raised through the issuance of stock; and maturities of, and income from, investments.

The Bank’s traditional sources of funds are the deposits it gathers and the line of credit it maintains with the FHLB-NY. The Bank’s line of credit is collateralized by stock in the FHLB and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. In recent quarters, the Bank has obtained additional funding in the form of reverse repurchase agreements. Additional funding has stemmed from the interest and principal payments received on loans and the interest on, and maturity of, mortgage-backed and other investment securities.

The Bank gathers its deposits through a network of 110 banking offices serving customers throughout New York City, Long Island, Westchester County, and New Jersey. The Bank is the second largest thrift depository in the New York City boroughs of Queens and Staten Island and is a leading depository in several of New Jersey’s densely populated communities.

In the first quarter of 2003, the Company maintained its emphasis on attracting core deposits while continuing to de-emphasize CDs. Core deposits totaled $3.4 billion at quarter’s end, representing 65.0% of total deposits, up from $3.3 billion, representing 63.0% of the total, at December 31, 2002. The $63.4 million increase stemmed from a $34.5 million rise in savings accounts to $1.7 billion and a $31.1 million rise in non-interest-bearing accounts to $496.2 million. The combined $65.6 million increase served to offset a $2.1 million decline in NOW and money market accounts to $1.2 billion at March 31, 2003.

During this time, the balance of CDs declined $137.0 million to $1.8 billion, representing 35.0% of total deposits at March 31, 2003. The reduction is consistent with management’s focus on attracting lower-cost core deposits and the replacement of higher-cost CDs with alternative, lower-cost sources of funds. In addition to encouraging customers to invest in third party investment products, which generate fee income, the Company has taken advantage of the steep yield curve by increasing its use of low-cost borrowings.

The Company recorded borrowings of $5.3 billion at March 31, 2003, up $716.0 million from the balance recorded at December 31, 2002. The increase was consistent with the Company’s leveraged growth strategy, and primarily reflects a $1.0 billion increase in reverse repurchase agreements to $3.0 billion and, to a lesser extent, a $60.0 million increase in preferred securities to $428.8 million. The latter increase stemmed from the sale of REIT-preferred securities by CFS Investments New Jersey, Inc., a second-tier subsidiary of the Company. The sale was a private placement transaction and was completed on March 31, 2003. The increase in reverse repurchase agreements and trust preferred securities was partly offset by a $368.7 million decline in FHLB-NY advances to $1.9 billion.

Asset and Liability Management and the Management of Interest Rate Risk

The Company manages its assets and liabilities to reduce its exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the appropriate level of risk, given the Company’s business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with the Board of Directors’ approved guidelines.

As a financial institution, the Company’s primary market risk lies in its exposure to interest rate volatility. The Company accordingly manages its assets and liabilities to reduce its exposure to changes in market interest rates.

In the process of managing its interest rate risk, the Company has pursued the following strategies: (1) empha-sizing the origination and retention of multi-family and commercial real estate loans, which tend to refinance within three to five years; (2) originating one-to-four family and consumer loans on a conduit basis and selling them without recourse; and (3) investing in fixed rate mortgage-backed and mortgage-related securities with estimated weighted average lives of two to seven years. These strategies take into consideration the stability of the Company’s core deposits and its non-aggressive pricing policy with regard to CDs.

The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in prepayment levels and market interest rates. Mortgage prepayments will vary due to a number of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments are prevailing interest rates and the related mortgage refinancing opportunities. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix can be made on a timely basis when deemed appropriate. The Company does not currently participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income.

In the first quarter of 2003, the Company continued to grow its portfolio of multi-family loans while, at the same time, realizing a reduction in the portfolio of one-to-four family and consumer loans. In addition, the Company continued to emphasize securities investments in assets of shorter duration, primarily in the form of mortgage-backed securities and, to a lesser extent, corporate bonds. At the same time, the Company continued to take advantage of the favorable yield curve, maintaining its strategy of leveraged asset growth. Due to the resultant increase in short-term borrowings, the Company’s one-year interest rate sensitivity gap at March 31, 2003 was a negative 17.49%, as compared to a negative 16.03% at December 31, 2002.

The Company also monitors changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as the net portfolio value, or NPV. To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. As of March 31, 2003, a 200-basis point increase in interest rates would have reduced the NPV by approximately 6.18% (as compared to 8.17% at the end of December). There can be no assurances that future changes in the Company’s mix of assets and liabilities will not result in greater changes to the NPV.

Liquidity and Capital Position

Liquidity

Liquidity is managed to ensure that cash flows are sufficient to support the Bank’s operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic loan and deposit demand.

As previously indicated, the Bank’s primary funding sources are deposits and borrowings. Additional funding stems from interest and principal payments on loans, securities, and mortgage-backed securities, and the sale of securities and loans. While borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage prepayments are subject to such external factors as market interest rates, competition, and economic conditions and, accordingly, are less predictable.

The principal investing activities of the Bank are the origination of mortgage loans (primarily secured by multi-family buildings) and, to a lesser extent, the purchase of mortgage-backed and other investment securities. In the three months ended March 31, 2003, the net cash used in investing activities totaled $627.4 million, largely reflecting the purchase of securities available for sale totaling $1.3 billion and a $322.7 million net increase in loans, which were offset by proceeds from the redemption and sale of securities totaling $1.2 billion. The net increase in loans primarily reflects first quarter 2003 mortgage originations of $771.1 million, offset by repayments and prepayments totaling $448.9 million.

The Bank’s investing activities were funded by internal cash flows generated by its operating and financing activities. In the first quarter of 2003, the net cash provided by operating activities totaled $79.9 million, while the net cash provided by financing activities totaled $622.0 million. The latter amount largely reflects a $716.0 million net increase in borrowings, in keeping with the Company’s leveraging strategy.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $172.2 million at March 31, 2003, as compared to $97.6 million at December 31, 2002. Additional liquidity stems from the Bank’s portfolio of securities available for sale, which totaled $4.1 billion at the close of the current first quarter, and from the Bank’s approved line of credit with the FHLB-NY, which amounted to $4.8 billion at March 31, 2003.

CDs due to mature in one year or less from March 31, 2003 totaled $1.5 billion; based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank’s branch offices.

The Bank’s off-balance sheet commitments at March 31, 2003 consisted of outstanding mortgage loan commitments of $590.3 million and commitments to purchase mortgage-backed and investment securities in the amount of $696.0 million.

Capital Position

The Company recorded stockholders’ equity of $1.3 billion at March 31, 2003, up $25.0 million from the level recorded at December 31, 2002. The March 31, 2003 amount was equivalent to 11.22% of total assets and a book value of $13.31 per share, based on 101,311,670 shares. The year-end 2002 amount was equivalent to 11.70% of total assets and a book value of $12.97 per share, based on 102,058,843 shares. The Company calculates book value by subtracting the number of unallocated ESOP shares at the end of the period from the number of shares outstanding at the same date. At March 31, 2003, the number of unallocated ESOP shares was 3,546,983; at December 31, 2002, the number of unallocated ESOP shares was 3,605,621. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The Company also recorded tangible stockholders’ equity of $674.0 million, or $6.65 per share, at the close of the first quarter, as compared to $647.5 million, or $6.34 per share, at December 31, 2002. To calculate its tangible stockholders’ equity and tangible book value per share at March 31, 2003 and December 31, 2002, the Company subtracted from total stockholders’ equity its goodwill and core deposit intangible (“CDI”) at the corresponding dates, as reflected in the reconciliation of stockholders’ equity and tangible stockholders’ equity on page 16.

Reconciliation of Stockholders’ Equity and Tangible Stockholders’ Equity

(dollars in thousands, except per share data)	March 31, 2003 (unaudited)	December 31, 2002

Total stockholders’ equity	$1,348,548	$1,323,512
Subtract:
Goodwill	624,518	624,518
Core deposit intangible	50,000	51,500

Tangible stockholders’ equity	$ 674,030	$ 647,494

Number of shares used for book value computation	101,311,670	102,058,843

Book value per share	$13.31	$12.97
Tangible book value per share	6.65	6.34

	Three Months Ended March 31,
(dollars in thousands)	2003	2002

Average stockholders’ equity	$1,332,946	$981,412
Subtract:
Goodwill	624,518	625,112
Core deposit intangible	50,000	56,000

Average tangible stockholders’ equity	$ 658,428	$300,300

Net income	$67,368	$46,321

Return on average stockholders’ equity	20.22%	18.88%
Return on average tangible stockholders’ equity	40.93	61.70

The Company believes that tangible stockholders’ equity is useful to investors seeking to evaluate its capital position and to compare its capital position with other companies in the industry that also report tangible stockholders’ equity, tangible book value per share, and return on average tangible stockholders’ equity. Tangible stockholders’ equity should not be considered in isolation or as a substitute for stockholders’ equity, which is prepared in accordance with GAAP. Moreover, the manner in which the Company calculates tangible stockholders’ equity may differ from that of other companies reporting similarly named measures.

The increase in stockholders’ equity reflects first quarter 2003 net income of $67.4 million and additional contributions to tangible stockholders’ equity of $4.9 million, including $1.5 million in connection with the amortization of the CDI stemming from the Company’s July 2001 merger with Richmond County Financial Corp. and $1.7 million stemming from the amortization and appreciation of shares held in the Company’s stock-related benefit plans.

Also reflected in stockholders’ equity at March 31, 2003 are the distribution of cash dividends totaling $25.4 million and the repurchase of 1,147,878 shares totaling $33.3 million. Under the 5.0 million share repurchase authorized by the Board of Directors on November 12, 2002, there were 2,831,375 shares still available for repurchase at the close of the first quarter.

The level of stockholders’ equity at March 31, 2003 exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $787.4 million, or 6.94% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $787.4 million and $829.4 million, representing 14.73% and 15.52% of risk-weighted assets, respectively. At December 31, 2002, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $707.8 million, $707.8 million, and $749.0 million, representing 7.03% of adjusted average assets, 13.90% of risk-weighted assets, and 14.71% of risk-weighted assets, respectively.

In addition, as of March 31, 2003, the Bank was categorized as “well capitalized” under the FDIC regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At March 31, 2003
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$787,371	6.94%	$787,371	14.73%	$829,420	15.52%
Regulatory capital requirement	567,600	5.00	320,703	6.00	534,505	10.00

Excess	$219,771	1.94%	$466,668	8.73%	$294,915	5.52%

Regulatory Capital Analysis (Bank Only)

	At March 31, 2003
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total savings bank equity	$963,828	8.50%	$963,828	18.10%	$1,005,777	18.89%
Regulatory capital requirement	453,542	4.00	213,011	4.00	426,022	8.00

Excess	$510,286	4.50%	$750,817	14.10%	$ 579,755	10.89%

In the second quarter of 2003, the Company solicited, and received, the consent of its BONUSES unit holders to an amendment that resulted in the proceeds of its fourth quarter 2002 BONUSES units offering being eligible for Tier 1 capital treatment. The impact of the unit holders’ consent was not retroactive to March 31, 2003.

Comparison of the Three Months Ended March 31, 2003 and 2002

Earnings Summary

In the first quarter of 2003, the Company continued to demonstrate its capacity to generate earnings by producing a 45.4% year-over-year increase in net income and a 40.4% year-over-year increase in diluted earnings per share. Net income rose from $46.3 million in the first quarter of 2002 to $67.4 million in the current first quarter, equivalent to a $0.19 increase in diluted earnings per share to $0.66. The Company’s first quarter 2003 earnings generated a 2.24% return on average assets and a 20.22% return on average stockholders’ equity. These returns compared favorably with the year-earlier measures, which were 2.00% and 18.88%, respectively.

Earnings growth was primarily driven by a $25.2 million, or 30.4%, rise in net interest income to $108.3 million, the net effect of a $25.4 million, or 18.0%, rise in interest income to $166.6 million, and a far more modest $206,000 increase in interest expense to $58.3 million. The growth in interest income was largely fueled by a $2.4 billion, or 30.2%, rise in the average balance of interest-earning assets to $10.5 billion, which was tempered by a 67-basis point drop in the average yield on such assets to 6.41%. The modest rise in interest expense was the net effect of a $2.3 billion, or 30.1%, rise in average interest-bearing liabilities to $9.9 billion, and a 70-basis point decline in the average cost of such funds to 2.38%.

The growth in net interest income was supported by the leveraged growth of the balance sheet over the past four quarters and by the comparatively low cost of funding during this time. These factors also combined to support the Company’s interest rate spread and net interest margin, which rose three and one basis points, respectively, from the year-earlier measures to 4.03% and 4.17% in the first quarter of 2003.

Earnings growth was further supported by a $6.6 million, or 33.6%, rise in other operating income to $26.4 million, reflecting growth in all three sources of revenues. Fee income rose $478,000 year-over-year to $11.6 million, while net securities gains rose $5.0 million to $6.5 million and other income rose $1.2 million to $8.3 million.

Revenue growth was only partly offset by a modest rise in non-interest expense and by an increase in income tax expense. Non-interest-expense totaled $35.4 million in the current first quarter, up $277,000 from $35.2 million in the year-earlier three months. The amortization of CDI accounted for $1.5 million of non-interest-expense in each of the respective first quarters; operating expenses accounted for $33.9 million and $33.7 million, respectively. The modest rise in operating expenses was the net effect of a $2.2 million increase in compensation and benefits expense to $18.7 million, and a combined $2.0 million decline in the remaining operating expense categories. The higher level of operating expenses was significantly offset by the growth in net interest income and other operating income, resulting in a 754-basis point improvement in the efficiency ratio to 25.19%.

Reflecting a $31.6 million rise in pre-tax income to $99.3 million and a 32.2% effective tax rate, income tax expense totaled $31.9 million in the current first quarter, up $10.6 million from the year-earlier amount.

The provision for loan losses had no bearing on the Company’s first quarter 2003 or 2002 earnings, having been suspended since the third quarter of 1995.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company’s interest-earning assets, the yield on said assets, and the current level of market interest rates.

The Company recorded interest income of $166.6 million in the current first quarter, up $25.4 million, or 18.0%, from the level recorded in the first quarter of 2002. The increase was fueled by a $2.4 billion, or 30.2%, rise in the average balance of interest-earning assets to $10.5 billion, and tempered by a 67-basis point reduction in the average yield to 6.41%. While the lower yield was a function of the year-over-year reduction in market interest rates already noted, the higher average balance reflects the significant level of mortgage loan production and the leveraged growth of the Company’s mortgage-backed and investment securities portfolios. With the restructuring of the asset mix having been completed in the fourth quarter of 2002, the first quarter 2003 focus was on interest-earning asset growth.

Mortgage and other loans generated interest income of $103.3 million in the current first quarter, up $2.8 million from the year-earlier amount. The increase stemmed from a $133.3 million rise in the average balance to $5.5 billion and from a two-basis point rise in the average yield to 7.56%. The Company’s ability to generate a higher yield on loans in a lower interest rate environment is indicative of the way its multi-family and commercial real estate loans are structured with regard to embedded yield maintenance and points.

Mortgage-backed securities generated interest income of $44.4 million, up $12.1 million from the level recorded in the first quarter of 2002. The increase was fueled by a $1.6 billion rise in the average balance to $3.8 billion, and tempered by a 132-basis point drop in the average yield to 4.71%.

The interest income produced by investment securities rose $10.4 million year-over-year to $18.6 million, the net effect of a $648.7 million rise in the average balance to $1.1 billion and a 29-basis point decline in the average yield to 6.69%.

Interest Expense

The level of interest expense is a function of the average balance and composition of the Company’s interest-bearing liabilities and the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded first quarter 2003 interest expense of $58.3 million, as compared to $58.1 million in the first quarter of 2002. While the average balance of interest-bearing liabilities rose $2.3 billion, or 30.1%, year-over-year to $9.9 billion, the increase was largely offset by a 70-basis point decline in the average cost of such funds to 2.38%. While the lower cost was indicative of the lower market interest rates prevailing during the quarter, the higher average balance was primarily boosted by an increase in borrowed funds. The latter increase was consistent with the Company’s leveraging program, which has taken advantage of the steep yield curve as a means of generating interest-earning asset growth.

In connection with the Company’s leveraged growth strategy, the average balance of borrowings rose $2.5 billion year-over-year to $5.1 billion, while the average cost of such funds fell 134 basis points to 3.12%. The net effect was a $10.4 million rise in borrowings-related interest expense to $39.5 million, representing 67.9% of total interest expense for the first three months of 2003.

The average balance of CDs, meanwhile, declined $387.0 million year-over-year to $1.9 billion, while the average cost of such funds fell 117 basis points to 2.29%. As a result, the interest expense produced by CDs declined $8.8 million to $10.8 million in the first quarter of 2003.

The average balance of core deposits, meanwhile, rose $216.5 million to $3.3 billion, including a $23.5 million, or 5.3%, rise in non-interest-bearing accounts to $470.2 million. The interest expense produced by core deposits declined $1.4 million year-over-year to $8.0 million, as the higher average balance was offset by a 25-basis point decline in the average cost of such funds to 0.97%.

NOW and money market accounts generated first quarter 2003 interest expense of $3.8 million, up $259,000, the net effect of a $200.3 million rise in the average balance to $1.2 billion and a 15-basis point decline in the average cost of such funds to 1.29%. The interest expense generated by savings accounts, meanwhile, declined $1.7 million to $4.2 million, reflecting a $7.2 million drop in the average balance to $1.7 billion and a 40-basis point decline in the average cost to 1.02%.

Net Interest Income

Net interest income is the Company’s primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities. These factors are influenced by the pricing and mix of the Company’s interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”). The FOMC reduces, maintains, or increases the federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. The federal funds rate held steady at 1.25% in the current first quarter and was 50 basis points below the prevailing rate in the first quarter of 2002.

In the first quarter of 2003, the Company recorded net interest income of $108.3 million, up $12.4 million, or 12.9% on a linked-quarter basis and up $25.2 million, or 30.4%, from the year-earlier amount. The increase was primarily driven by the leveraged growth of the Company’s average interest-earning assets, and supported by the lower cost of the Company’s interest-bearing liabilities.

The same factors that boosted the Company’s net interest income combined to support the Company’s spread and margin in the first quarter of 2003. At 4.03%, the spread was two basis points narrower than the linked-quarter measure, but up three basis points from the measure recorded in the year-earlier three months. Similarly, at 4.17%, the Company’s margin was five basis points narrower on a linked-quarter basis, but up a single basis point year-

over-year. The modest linked-quarter declines are indicative of the aforementioned leveraging program, the 6% coupon on the BONUSES units, and the allocation of $33.3 million toward share repurchases in the first three months of the year.

Net Interest Income Analysis

	Three Months Ended March 31,
	2003				2002
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$5,539,543	$103,256	7.56%		$5,406,223	$100,452	7.54%
Securities	1,127,774	18,610	6.69		479,123	8,242	6.98
Mortgage-backed securities	3,823,870	44,425	4.71		2,173,978	32,313	6.03
Money market investments	41,739	283	2.75		29,133	123	1.71

Total interest-earning assets	10,532,926	166,574	6.41		8,088,457	141,130	7.08
Non-interest-earning assets	1,494,655				1,161,647

Total assets	$12,027,581				$9,250,104

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$1,194,886	$3,786	1.29%		$994,633	$3,527	1.44%
Savings accounts	1,653,844	4,175	1.02		1,661,027	5,827	1.42
Certificates of deposit	1,909,387	10,777	2.29		2,296,377	19,612	3.46
Borrowings	5,143,143	39,536	3.12		2,647,000	29,097	4.46
Mortgagors’ escrow	33,039	—	—		37,110	5	0.05

Total interest-bearing liabilities	9,934,299	58,274	2.38		7,636,147	58,068	3.08
Non-interest-bearing deposits	470,186				446,712
Other liabilities	290,149				185,833

Total liabilities	10,694,635				8,268,692
Stockholders’ equity	1,332,946				981,412

Total liabilities and stockholders’ equity	$12,027,581				$9,250,104

Net interest income/interest rate spread		$108,300	4.03%			$83,062	4.00%

Net interest-earning assets/net interest
margin	$598,626		4.17%		$452,310		4.16%

Ratio of interest-earning assets to
interest-bearing liabilities			1.06	x			1.06	x

Provision for Loan Losses

The provision for loan losses is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs, both current and historic; local economic conditions; the direction of real estate values; and current trends in regulatory supervision.

At March 31, 2003, the Company recorded non-performing loans of $14.9 million, down from $16.3 million at December 31, 2002. The $1.5 million reduction contributed to a four-basis point improvement in the ratio of non-performing loans to loans, net, over the course of the quarter, to 0.26% from 0.30%.

Based on the current and historic quality of the loan portfolio, and on management’s assessment of the coverage provided by the allowance for loan losses, the loan loss provision was suspended in the current first quarter, continuing management’s practice since the third quarter of 1995.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $40.5 million, consistent with the allowance at December 31, 2002. The loan loss allowance represented 272.67% of non-performing loans and 0.71% of loans, net at the close of the current first quarter, as compared to 247.83% and 0.74% at year-end.

For additional information about the allowance for loan losses, please see the discussion of “Asset Quality” beginning on page 10.

Other Operating Income

The Company derives other operating income from several sources which are classified into one of three categories: fee income, which is generated by service charges on loans and traditional banking products; net gains on the sale of securities; and other income, which includes revenues derived from the sale of third-party investment products and through the Company’s 100% equity interest in Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm. Also included in other income are the income derived from the Company’s investment in BOLI and from the origination of one-to-four family and consumer loans on a conduit basis, as previously discussed under “Mortgage and Other Loans” on page 10.

The Company recorded other operating income of $26.4 million in the current first quarter, up from $19.8 million in the first quarter of 2002. The $6.6 million, or 33.6%, increase stemmed from a $478,000 rise in fee income to $11.6 million; a $5.0 million rise in net securities gains to $6.5 million; and a $1.2 million rise in other income to $8.3 million. Included in the latter amount were $862,000 stemming from the sale of loans originated on a conduit basis; $3.2 million in revenues derived from the Company’s BOLI investment; $2.2 million derived from third-party investment product sales; and $1.6 million in revenues derived from PBC.

Other operating income represented 19.6% of total revenues in the current first quarter, as compared to 19.2% in the first quarter of 2002.

Non-interest Expense

Non-interest expense has two primary components: operating expenses, consisting of compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from the Company’s merger-of-equals with Richmond County.

The Company recorded first quarter 2003 non-interest expense of $35.4 million, as compared to $35.2 million in the first quarter of 2002. The amortization of CDI accounted for $1.5 million of the first quarter 2003 and 2002 totals, and will continue at a rate of $1.5 million per quarter through June 30, 2011.

Operating expenses totaled $33.9 million in the current first quarter, representing 1.13% of average assets, as compared to $33.7 million, representing 1.46%, in the year-earlier three months. The modest increase in the first quarter 2003 amount was the net effect of a $2.2 million rise in compensation and benefits expense to $18.7 million and a combined $2.0 million reduction in the remaining three expense categories. G&A expense fell $1.9 million year-over-year to $7.6 million, while occupancy and equipment expense and other expenses dropped $17,000 and $14,000, respectively, to $6.1 million and $1.5 million. In addition to normal salary increases, the rise in compensation and benefits expense primarily stemmed from higher pension and health care expenditures. The reduction in the remaining expense categories reflects the benefits of the Company’s cost containment program and a year-over-year reduction in the number of branches from 119 to 110.

The net effect of the $277,000 increase in operating expenses and the $31.9 million combined increase in net interest income and other operating income was a 754-basis point improvement in the efficiency ratio to 25.19%.

The number of full-time equivalent employees at March 31, 2003 was 1,455, as compared to 1,554 at March 31, 2002.

Income Tax Expense

The Company recorded first quarter 2003 income tax expense of $31.9 million, as compared to $21.4 million in the first three months of 2002. The year-over-year increase reflects a $31.6 million rise in pre-tax income to $99.3 million and an increase in the effective tax rate to 32.2% from 31.6%.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 20 – 22 of the Company’s 2002 Annual Report to Shareholders, filed on March 31, 2003. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk,” beginning on page 13 of this quarterly report.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

NEW YORK COMMUNITY BANCORP, INC.

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificate of Amendment of Certificate of Incorporation – filed herewith

Exhibit 3.3:	Bylaws (2)

Exhibit 4.1:	Specimen Stock Certificate (3)

Exhibit 4.2:	Shareholder Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)

Exhibit 4.3:	Amended and Restated Declaration of Trust of New York Community Capital Trust V, dated as of November 4, 2002, as amended (5)

Exhibit 4.4:	Indenture relating to the Junior Subordinated Debentures between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated November 4, 2002, as amended (5)

Exhibit 4.5:	First Supplemental Indenture between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 4, 2002, as amended (5)

Exhibit 4.6:	Form of Preferred Security (included in Exhibit 4.3)

Exhibit 4.7:	Form of Warrant (included in Exhibit 4.11)

Exhibit 4.8:	Form of Unit Certificate (included in Exhibit 4.10)

Exhibit 4.9:	Guarantee Agreement, issued in connection with the BONUSESSM units, dated as of November 4, 2002, as amended (5)

Exhibit 4.10:	Unit Agreement among New York Community Bancorp, Inc., New York Community Capital Trust V and Wilmington Trust Company, as Warrant Agent, Property Trustee and Agent, dated as of November 4, 2002, as amended (5)

Exhibit 4.11:	Warrant Agreement between New York Community Bancorp, Inc. and Wilmington Trust Company, as Agent, dated as of November 4, 2002, as amended (5)

Exhibit 4.12:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.

Exhibit 11:	Statement re: Computation of Per Share Earnings - filed herewith

Exhibit 99.1:	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2:	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibit filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).

(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-31565).

(3)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-66852).

(4)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 1-31565).

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-22278) and the Company’s Form 8-K filed on April 17, 2003 (File No. 1-31565).

(b)	Reports on Form 8-K

On January 22, 2003, the Company furnished a Current Report on Form 8-K reporting its earnings for the three months and full year ended December 31, 2002 and also announcing a 25% increase in its quarterly cash dividend to $0.25 per share.

On January 31, 2003, the Company filed a Current Report on Form 8-K regarding the date of the Company’s 2003 Annual Meeting of Shareholders and the related voting record date.

On April 2, 2003, the Company filed a Current Report on Form 8-K regarding the solicitation of the requisite consent of the holders of its BONUSES units to an amendment that would enable the units to be treated as Tier 1 Capital by the Federal Reserve.

On April 14, 2003, the Company filed a Current Report on Form 8-K regarding the receipt of the requisite consent of the holders of its BONUSES units to an amendment that would enable the units to be treated as Tier 1 Capital by the Federal Reserve.

On April 16, 2003, the Company furnished a Current Report on Form 8-K reporting its earnings for the three months ended March 31, 2003.

On April 17, 2003, the Company filed a Current Report on Form 8-K regarding the receipt of the requisite consent of its BONUSES units holders to an amendment that would enable the units to be treated as Tier 1 Capital by the Federal Reserve. Amendments to the instruments governing the units were included by exhibit.

On April 22, 2003, the Company filed a Current Report on Form 8-K regarding the Board of Directors’ declaration of a 4-for-3 stock split in the form of a 33-1/3% stock dividend, payable on May 21, 2003 to shareholders of record at May 5, 2003, and a 12% increase in its quarterly cash dividend to $0.28 per share.

On April 29, 2003, the Company filed a Current Report on Form 8-K regarding the Company’s announcement that its BONUSES units had been approved for listing on the New York Stock Exchange and would begin trading on the NYSE under the symbol “NYB PrU” on May 5, 2003.

On May 5, 2003, the Company filed a Current Report on Form 8-K regarding the Company’s announcement that its BONUSES units would begin trading that day on the New York Stock Exchange under the symbol “NYB PrU”.

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc. (Registrant)

DATE: May 15, 2003	BY:	/s/ Joseph R. Ficalora ————————— Joseph R. Ficalora President and Chief Executive Officer (Duly Authorized Officer)

DATE: May 15, 2003	BY:	/s/ Robert Wann ————————— Robert Wann Executive Vice President and Chief Financial Officer (Principal Financial Officer)

NEW YORK COMMUNITY BANCORP, INC.

CERTIFICATIONS

I, Joseph R. Ficalora, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New York Community Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	BY:	/s/ Joseph R. Ficalora ————————— Joseph R. Ficalora President and Chief Executive Officer (Duly Authorized Officer)

I, Robert Wann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New York Community Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	BY:	/s/ Robert Wann ————————— Robert Wann Executive Vice President and Chief Financial Officer (Principal Financial Officer)

