Form 10-Q
period 2003-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2003-08-14
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

138,381,988

Number of shares outstanding at
August 11, 2003

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2003

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except share data)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Cash and due from banks	$114,093	$96,497
Money market investments	1,000	1,148
Securities held to maturity (market value of $498,016 and $214,486 pledged at June 30, 2003 and December 31, 2002, respectively)	1,044,259	699,445
Mortgage-backed securities held to maturity (market value of $17,334 and $38,489 pledged at June 30, 2003 and December 31, 2002, respectively)	24,481	36,947
Securities available for sale ($3,386,679 and $2,522,419 pledged at June 30, 2003 and December 31, 2002, respectively)	4,276,612	3,952,130
Mortgage loans:
Multi-family	4,939,911	4,494,332
Commercial real estate	535,975	533,327
1-4 family	201,511	265,724
Construction	104,620	117,013

Total mortgage loans	5,782,017	5,410,396
Other loans	72,704	78,787
Less: Unearned loan fees	(3,355)	(5,111)
Allowance for loan losses	(40,500)	(40,500)

Loans, net	5,810,866	5,443,572
Premises and equipment, net	73,313	74,531
Goodwill	624,518	624,518
Core deposit intangible	48,500	51,500
Deferred tax asset, net	9,855	9,508
Other assets	362,562	323,296

Total assets	$12,390,059	$11,313,092

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$1,178,931	$1,198,068
Savings accounts	1,692,704	1,643,696
Certificates of deposit	1,733,074	1,949,138
Non-interest-bearing accounts	495,138	465,140

Total deposits	5,099,847	5,256,042

Official checks outstanding	29,977	11,544
Borrowings	5,861,433	4,592,069
Mortgagors’ escrow	19,506	13,749
Other liabilities	53,324	116,176

Total liabilities	11,064,087	9,989,580

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (300,000,000 shares authorized; 144,299,233 shares issued; 138,679,193 and 140,885,952 shares outstanding at June 30, 2003 and December 31, 2002, respectively) (1)	1,443	1,082
Paid-in capital in excess of par	1,116,482	1,104,899
Retained earnings (substantially restricted)	337,215	275,097
Less: Treasury stock (5,620,041 and 3,413,281 shares, respectively) (1)	(129,088)	(69,095)
Unallocated common stock held by ESOP	(19,513)	(20,169)
Common stock held by SERP	(3,113)	(3,113)
Unearned common stock held by RRPs	(41)	(41)
Accumulated other comprehensive income, net of tax effect	22,587	34,852

Total stockholders’ equity	1,325,972	1,323,512

Total liabilities and stockholders’ equity	$12,390,059	$11,313,092

(1) Share amounts for 2002 have been adjusted to reflect a 4-for-3 stock split on May 21, 2003.

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Interest Income:
Mortgage and other loans	$105,710	$105,677	$208,966	$206,130
Securities	22,904	9,469	41,514	17,711
Mortgage-backed securities	33,386	37,004	77,811	69,317
Money market investments	310	153	593	276

Total interest income	162,310	152,303	328,884	293,434

Interest Expense:
NOW and money market accounts	2,208	4,063	5,994	7,591
Savings accounts	2,889	5,865	7,064	11,692
Certificates of deposit	9,011	15,116	19,787	34,728
Borrowings	39,847	31,819	79,382	60,915
Mortgagors’ escrow	—	5	—	10

Total interest expense	53,955	56,868	112,227	114,936

Net interest income	108,355	95,435	216,657	178,498
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	108,355	95,435	216,657	178,498

Other Operating Income:
Fee income	14,723	10,822	26,362	21,983
Net securities gains	10,581	6,253	17,066	7,783
Other	8,375	10,906	16,692	18,009

Total other operating income	33,679	27,981	60,120	47,775

Non-interest Expense:
Operating expenses:
Compensation and benefits	20,142	19,166	38,868	35,653
Occupancy and equipment	5,443	5,575	11,519	11,668
General and administrative	7,276	7,013	14,906	16,574
Other	1,074	1,570	2,581	3,091

Total operating expenses	33,935	33,324	67,874	66,986
Amortization of core deposit intangible	1,500	1,500	3,000	3,000

Total non-interest expense	35,435	34,824	70,874	69,986

Income before income taxes	106,599	88,592	205,903	156,287
Income tax expense	34,847	30,463	66,783	51,837

Net income	$71,752	$58,129	$139,120	$104,450

Comprehensive income, net of tax:
Unrealized (loss) gain on securities	(19,315)	41,642	(12,265)	43,209

Comprehensive income	$52,437	$99,771	$126,855	$147,659

Basic earnings per share (1)	$0.54	$0.43	$1.03	$0.78
Diluted earnings per share (1)	$0.53	$0.43	$1.01	$0.77

(1) Per share amounts for the three and six months ended June 30, 2002 have been adjusted to reflect a 4-for-3 stock split on May 21, 2003.

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
(unaudited)

Six Months Ended June 30, 2003

Common Stock (Par Value: $0.01):
Balance at beginning of year	$1,082
Shares issued	361

Balance at end of period	1,443

Paid-in Capital in Excess of Par:
Balance at beginning of year	1,104,899
Shares issued and fractional shares	(639)
Tax benefit effect of stock plans	9,057
Allocation of ESOP stock	3,165

Balance at end of period	1,116,482

Retained Earnings:
Balance at beginning of year	275,097
Net income	139,120
Dividends paid on common stock	(53,930)
Exercise of stock options (1,977,678 shares)	(23,072)

Balance at end of period	337,215

Treasury Stock:
Balance at beginning of year	(69,095)
Purchase of common stock (4,184,437 shares)	(103,753)
Exercise of stock options (1,977,678 shares)	43,760

Balance at end of period	(129,088)

Employee Stock Ownership Plan:
Balance at beginning of year	(20,169)
Earned portion of ESOP	656

Balance at end of period	(19,513)

SERP Plan:
Balance at beginning of year	(3,113)
Earned portion of SERP	—

Balance at end of period	(3,113)

Recognition and Retention Plans:
Balance at beginning of year	(41)
Earned portion of RRPs	—

Balance at end of period	(41)

Accumulated Comprehensive Income, Net of Tax:
Balance at beginning of year	34,852
Net unrealized depreciation in securities, net of tax	(12,265)

Balance at end of period	22,587

Total stockholders’ equity	$1,325,972

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$139,120	$104,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,371	3,260
Amortization of premiums, net	18,972	3,697
(Accretion) amortization of net deferred loan origination fees	(1,756)	3,451
Amortization of core deposit intangible	3,000	3,000
Net securities gains	(17,066)	(7,783)
Net gain on sale of loans	(1,684)	(1,002)
Tax benefit effect of stock plans	9,057	14,727
Allocation/earned portion of ESOP	3,821	2,988
Changes in assets and liabilities:
Goodwill recognized in the Peter B. Cannell & Co., Inc. acquisition and related adjustment	—	(9,753)
(Increase) decrease in deferred income taxes	(347)	25,933
Increase in other assets	(39,266)	(26,687)
Increase (decrease) in official checks outstanding	18,433	(61,399)
Decrease in other liabilities	(62,852)	(17,423)

Total adjustments	(66,317)	(66,991)

Net cash provided by operating activities	72,803	37,459

Cash Flows from Investing Activities:
Proceeds from redemption and prepayments of securities and mortgage-backed securities held to maturity	39,978	45,924
Proceeds from redemption, prepayments, and sales of securities available for sale	2,735,355	962,567
Purchase of securities held to maturity, net	(386,930)	(124,350)
Purchase of securities available for sale	(3,064,619)	(1,382,449)
Net increase in loans	(507,684)	(595,891)
Proceeds from sale of loans	149,045	72,094
Purchase or acquisition of premises and equipment, net	(2,153)	(1,687)

Net cash used in investing activities	(1,037,008)	(1,023,792)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	5,757	13,163
Net decrease in deposits	(156,195)	(165,850)
Net increase in borrowings	1,269,364	1,038,901
Cash dividends and stock options exercised	(77,002)	(89,300)
Purchase of Treasury stock, net of stock options exercised	(59,993)	5,700
Proceeds from issuance of common stock in secondary offering	—	95,569
Treasury stock issued in secondary offering	—	67,303
Common stock acquired by ESOP	—	(14,790)
Cash in lieu of fractional shares in connection with stock split	(278)	—

Net cash provided by financing activities	981,653	950,696

Net increase (decrease) in cash and cash equivalents	17,448	(35,637)
Cash and cash equivalents at beginning of period	97,645	178,615

Cash and cash equivalents at end of period	$115,093	$142,978

Supplemental information:
Cash paid for:
Interest	$106,038	$114,844
Income taxes	92,813	12,925
Non-cash investing activities:
Securitization of mortgage loans to mortgage-backed securities	—	569,554
Transfer of securities from available for sale to held to maturity	—	1,011
Reclassification from other loans to securities available for sale	—	460

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, New York Community Bank (the “Bank”).

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented.  Certain reclassifications have been made to prior-year financial statements to conform to the 2003 presentation.  There are no other adjustments reflected in the accompanying consolidated financial statements.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

Note 2.  Stock-based Compensation

At June 30, 2003 and 2002, the Company had five stock option plans. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation--Transition and Disclosure,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands, except per share data)		2003	2002	2003	2002

Net Income:
As reported		$71,752	$58,129	$139,120	$104,450
Deduct :	Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	13,378	447	26,755	894

Pro forma		$58,374	$57,682	$112,365	$103,556

Basic Earnings Per Share:
As reported		$0.54	$0.43	$1.03	$0.78
Pro forma		0.44	0.43	0.84	0.78

Diluted Earnings Per Share:
As reported		$0.53	$0.43	$1.01	$0.77
Pro forma		0.43	0.42	0.82	0.77

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

Note 3.  Impact of Accounting Pronouncements

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date.  SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial statements when it is adopted in the third quarter of 2003.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that an issuer classify financial instruments that are considered a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial statements when it is adopted in the third quarter of 2003.

Consolidation of Variable Interest Entities

In January 2003, the FASB released FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation changes the method of determining whether certain entities, including securitization entities, should be included in the Company’s consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity.

The continued consolidation of the subsidiary trusts that issue trust preferred securities and the appropriate balance sheet classification of trust preferred securities is currently under review pursuant to FIN 46. However, the Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital. The Company does not expect FIN 46 to have a material impact on the Company’s consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New York Community Bancorp, Inc. (the “Company”) is the holding company for New York Community Bank (the “Bank”), a New York State-chartered financial institution with 110 banking offices, including 54 in-store branches, serving customers in New York City, Long Island, Westchester County (New York), and New Jersey.  In addition to operating the largest supermarket banking franchise in the New York metro region, the Bank is one of the leading producers of multi-family mortgage loans in New York City.  The Bank operates its branches through six divisions, each with a strong local identity:  Queens County Savings Bank, Richmond County Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, and South Jersey Bank.

In the six months ended June 30, 2003, the Company continued to emphasize the production of mortgage loans on multi-family buildings while maintaining its strategy of leveraged growth.  The Company’s assets totaled $12.4 billion at quarter’s end, signifying a $1.1 billion, or 9.5%, increase from the year-end 2002 balance, which was fueled by a $445.6 million, or 9.9%, rise in multi-family loans to $4.9 billion and by a $669.3 million rise in securities available for sale and held to maturity, combined, to $5.3 billion.

The Company recorded revenues of $142.0 million in the second quarter of 2003, up $18.6 million, or 15.1%, from the level recorded in the second quarter of 2002.  The increase stemmed from a $12.9 million, or 13.5%, year-over-year rise in net interest income to $108.4 million, and from a $5.7 million, or 20.4%, year-over-year rise in other operating income to $33.7 million.  The combined $18.6 million increase in revenues more than offset a $611,000 rise in non-interest expense to $35.4 million and a $4.4 million rise, to $34.8 million, in income tax expense.  The result was a $13.6 million, or 23.4%, year-over-year increase in second quarter 2003 net income to $71.8 million, equivalent to a $0.10, or 23.3%, rise in diluted earnings per share to $0.53.

Recent Events

4-for-3 Stock Split

On April 22, 2003, the Board of Directors (the “Board”) of the Company declared a 4-for-3 stock split in the form of a 33-1/3% stock dividend, payable on May 21, 2003. Cash in lieu of fractional shares was based on $26.37, which was the average of the high and low of the Company’s stock on May 5, 2003, as adjusted for the split.  As a result of the stock split, 36,066,383 additional shares of common stock were issued by the Company on May 21st.

Dividend Increases

In addition to declaring a 4-for-3 stock split on April 22nd, the Board approved a 12% increase in the quarterly cash dividend to $0.28 per share.  The increased dividend was payable on May 21, 2003 to shareholders of record at May 5, 2003, on the number of shares held prior to the split.  On a split-adjusted basis, the May 21, 2003 dividend was equivalent to $0.2l per share.

On July 22, 2003, the Board again increased the quarterly cash dividend, to $0.23 per share, signifying a 53% increase in the quarterly cash dividend year-to-date.  The $0.23 per share dividend is payable on August 15, 2003 to shareholders of record at August 5, 2003.

Merger with Roslyn Bancorp, Inc.

On June 27, 2003, the Company announced that it had signed a definitive agreement to merge with Roslyn Bancorp, Inc. (“Roslyn”), the $10.8 billion holding company for The Roslyn Savings Bank.  The transaction is valued at $1.6 billion, based on the closing price of the Company’s stock at that date.  Under the terms of the merger agreement, Roslyn will merge with and into the Company and The Roslyn Savings Bank will operate as a division of New York Community Bank.  Shareholders of Roslyn will receive 0.75 of a share of the Company’s common stock for every share of Roslyn common stock held immediately prior to the merger, which is expected to take place in the fourth quarter of 2003, subject to regulatory and shareholder approval.

Following the merger, the combined company is expected to have assets of approximately $20.0 billion, reflecting a projected $3.5 billion downsizing of the securities portfolio.  In addition, the combined company is expected to be the largest community bank in the New York metropolitan region, with a pro forma market capitalization of $5.7 billion, based on the closing price of the Company’s stock at June 30, 2003.  The combined company is also expected to have a network of 145 banking offices with deposits of approximately $11.3 billion.

The Company may, from time to time, repurchase shares of Company common stock and purchase shares of Roslyn common stock, and Roslyn may, from time to time, repurchase shares of Roslyn common stock and purchase shares of Company common stock.

New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. will be filing a joint proxy statement/prospectus and other relevant documents concerning the merger with the United States Securities and Exchange Commission (the “SEC”).  WE URGE INVESTORS TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS TO BE FILED WITH THE SEC, BECAUSE THEY CONTAIN IMPORTANT INFORMATION.

Investors will be able to obtain these documents free of charge at the SEC’s web site (www.sec.gov).  In addition, documents filed with the SEC by New York Community Bancorp, Inc. will be available without charge from the Investor Relations Department, New York Community Bancorp, Inc., 615 Merrick Avenue, Westbury, NY 11590.  Documents filed with the SEC by Roslyn Bancorp, Inc. will be available free of charge from the Investor Relations Department, Roslyn Bancorp, Inc., One Jericho Plaza, Jericho, NY 11753.

The directors, executive officers, and certain other members of management of New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. may be soliciting proxies in favor of the merger from the companies’ respective shareholders.  For information about these directors, executive officers, and members of management, shareholders are asked to refer to the most recent proxy statements issued by the respective companies, which are available on their web sites and at the addresses provided in the preceding paragraph.

Share Repurchase Authorization

On June 26, 2003, the Board increased the Company’s share repurchase authorization, enabling it to repurchase up to five million shares.

Forward-looking Statements and Associated Risk Factors

This filing, like many written and oral communications presented by the Company and its authorized officials, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

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

changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, loan, deposit, and investment products in the Company’s local markets; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing, and services.

The following factors, among others, could cause the actual results of the proposed merger with Roslyn Bancorp, Inc. to differ materially from the expectations stated in this filing:  the ability of the two companies to obtain the required shareholder or regulatory approvals of the merger; the ability to effect the proposed restructuring; the ability of the companies to consummate the merger; the ability to successfully integrate the companies following the merger; a materially adverse change in the financial condition of either company; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis.

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

Critical accounting policies relate to loans, securities, the allowance for loan losses, and accounting for intangible assets and stock option plans.  A description of these policies, which significantly affect the determination of the Company’s financial position, results of operations, and cash flows, are summarized in Note 1 (“Summary of Significant Accounting Policies”) to the Consolidated Financial Statements in the Company’s 2002 Annual Report to Shareholders.

Financial Condition

The Company recorded total assets of $12.4 billion at June 30, 2003, up $1.1 billion, or 9.5%, from the balance recorded at December 31, 2002.  Mortgage loans represented $5.8 billion, or 46.7%, of the June 30, 2003 balance, signifying a $371.6 million, or 6.9%, increase over the six-month period. The increase reflects six-month originations totaling $1.5 billion, including $767.8 million in the second quarter of the year.  Of the loans produced in the first six months of this year, $1.2 billion were secured by multi-family buildings, including $590.2 million in the three months ended June 30, 2003.

The quality of the loan portfolio continued to be solid.  The balance of non-performing loans declined to $13.3 million, representing 0.23% of loans, net, at June 30, 2003, from $16.3 million, representing 0.30% of loans, net, at December 31, 2002.  At the same time, foreclosed real estate declined $109,000 to $66,000; the combined effect was a $3.1 million reduction in total non-performing assets to $13.4 million, representing 0.11% of total assets at June 30, 2003.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $40.5 million, equivalent to 304.15% of non-performing loans and 0.70% of loans, net, at June 30, 2003.

In the second quarter of 2003, the Company continued to capitalize on the steepness of the yield curve, as it did in the first quarter of the year, by investing borrowed funds into securities at attractive spreads.  Reflecting this leveraged growth strategy, the portfolio of securities held to maturity rose $344.8 million in the first six months of

2003 to $1.0 billion at June 30; the portfolio of securities available for sale rose $324.5 million to $4.3 billion.

Other assets totaled $362.6 million at June 30, 2003, up $39.3 million from the year-end 2002 level.  Included in the June 30, 2003 amount was the Company’s investment in Bank-owned Life Insurance (“BOLI”), totaling $240.4 million, accrued interest totaling $65.3 million, and mortgage servicing rights totaling $4.1 million.

In connection with the aforementioned leveraging strategy, the Company increased its borrowings to $5.9 billion at June 30, 2003 from $4.6 billion at December 31, 2002.  The increase reflects a $173.6 million increase in Federal Home Loan Bank of New York (“FHLB-NY”) advances to $2.4 billion and a $1.0 billion rise in reverse repurchase agreements to $3.0 billion.  Preferred securities totaling $429.3 million represented the remainder of the balance of borrowings at June 30, 2003.

The Company recorded core deposits of $3.4 billion, representing 66.0% of total deposits, and certificates of deposit (“CDs”) of $1.7 billion, representing 34.0% of the total, at June 30, 2003.  At December 31, 2002, core deposits totaled $3.3 billion, representing 62.9% of the total, while CDs totaled $1.9 billion, representing 37.1%.  The shifting concentration of deposits reflects management’s focus on attracting lower-cost deposits and the reluctance of customers to commit their savings long-term during a period of historically low market interest rates.

Stockholders’ equity totaled $1.3 billion at June 30, 2003, up $2.5 million from the balance recorded at December 31, 2002.  The increase reflects six-month net income of $139.1 million and additional contributions to tangible stockholders’ equity totaling $14.8 million, which were offset by dividend distributions totaling $53.9 million and the allocation of $103.8 million toward the repurchase of 4,184,437 shares during the first six months of the year.

At June 30, 2003, the Company continued to significantly exceed the minimum federal requirements for leverage, Tier 1, and total risk-based capital, with leverage capital equal to 9.21% of adjusted average assets, and Tier 1 and total risk-based capital equal to 18.35% and 19.08% of risk-weighted assets, respectively.  The Company’s June 30, 2003 Tier 1 capital ratio reflects the benefit of its BONUSESSM units offering, which was deemed eligible for Tier 1 leverage capital treatment by the Federal Reserve Board, effective April 14, 2003.

Mortgage and Other Loans

In the second quarter of 2003, the Company continued its long-standing practice of originating multi-family loans on rent-controlled and rent-stabilized buildings, primarily in the New York City boroughs of Manhattan and Queens.  While the portfolio of multi-family loans continued to grow, together with the portfolio of commercial real estate credits, the portfolios of one-to-four family, construction, and other loans declined in the six months ended June 30, 2003.  The reductions were consistent with management’s preference for multi-family and commercial real estate lending and, in the case of one-to-four family and other loans, reflect the Company’s practice of selling such loans to a third-party conduit within ten days of the loans being closed.

Mortgage and other loans totaled $5.9 billion at June 30, 2003, signifying a $365.5 million, or 6.7%, increase from the balance recorded at December 31, 2002.  Mortgage loans rose $371.6 million, or 6.9%, during this time, to $5.8 billion, significantly outweighing a $6.1 million decline in other loans to $72.7 million.

In the first six months of 2003, the Company recorded total mortgage originations of $1.5 billion, including $767.8 million in the second quarter of the year.  Multi-family loan originations accounted for $1.2 billion, or 80.9%, of total six-month loan production and $590.2 million, or 76.9%, of the second-quarter amount.  Other mortgage originations totaled $293.3 million, including $177.5 million in the second quarter of the year.

Reflecting the volume of loans produced, and the offsetting impact of prepayments, the portfolio of multi-family loans grew $445.6 million, or 9.9%, from the year-end 2002 balance to $4.9 billion at June 30, 2003.  Multi-family loans thus represented 85.4% of total mortgage loans at the close of the second quarter, up from 83.1% at December 31, 2002.  At June 30, 2003, the average multi-family loan had a principal balance of $2.1 million and a loan-to-value ratio of 57.1%.

At June 30, 2003, the balance of commercial real estate loans rose $2.6 million to $536.0 million, while the balance of one-to-four family and construction loans declined $64.2 million and $12.4 million, respectively, to $201.5 million and $104.6 million.

At July 16, 2003, the Company’s pipeline of mortgage loans totaled $723.3 million, and consisted primarily of multi-family loans.  While the Company expects to close such loans within the current quarter, its ability to do so may be impacted by a change in market interest rates or economic conditions, or by an increase in competition from other thrifts and banks.

Asset Quality

The Company extended its record of asset quality in the second quarter of 2003.  Non-performing loans totaled $13.3 million at June 30, 2003, as compared to $16.3 million at December 31, 2002.  Non-performing loans represented 0.23% of loans, net, at the close of the second quarter, an improvement from 0.30% at the earlier date.  Included in non-performing loans at June 30, 2003 were mortgage loans in foreclosure totaling $10.7 million and loans 90 days or more delinquent totaling $2.6 million.

The improvement in non-performing loans occurred in tandem with a decline in the balance of foreclosed real estate.  At June 30, 2003, foreclosed real estate improved to $66,000 from $175,000 at December 31, 2002.  As a result, non-performing assets improved to $13.4 million, representing 0.11% of total assets, at the close of the second quarter from $16.5 million, representing 0.15% of total assets, at year-end.

The quality of the Company’s loan portfolio was further conveyed by the absence of any net charge-offs in the current second quarter, making it the 35th consecutive quarter without any net charge-offs being recorded by the Company.  In the absence of any net charge-offs, or provisions for loan losses, the loan loss allowance was maintained at $40.5 million, representing 304.15% of non-performing loans and 0.70% of loans, net, at June 30, 2003.  At December 31, 2002, the same allowance represented 247.83% of non-performing loans and 0.74% of loans, net.

Asset Quality Analysis

(dollars in thousands)	At or For the Six Months Ended June 30, 2003	At or For the Year Ended December 31, 2002

	(unaudited)
Allowance for Loan Losses:
Balance at beginning of period	$40,500	$40,500
Acquired allowance	—	—

Balance at end of period	$40,500	$40,500

Non-performing Assets at Period-end:
Mortgage loans in foreclosure	$10,683	$11,915
Loans 90 days or more delinquent	2,633	4,427

Total non-performing loans	13,316	16,342
Foreclosed real estate	66	175

Total non-performing assets	$13,382	$16,517

Ratios:
Non-performing loans to loans, net	0.23%	0.30%
Non-performing assets to total assets	0.11	0.15
Allowance for loan losses to non-performing loans	304.15	247.83
Allowance for loan losses to loans, net	0.70	0.74

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

The allowance for loan losses is composed of five separate categories corresponding to the Bank’s various loan classifications. The policy of the Bank is to segment the allowance to correspond to the various types of loans in the loan portfolio.  These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to the respective levels of quantified and inherent risk.  The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan.  Non-performing loans are risk-weighted based upon an aging schedule that typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears, or (2) serious delinquency, a situation in which legal foreclosure action has been initiated.  Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan.  This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

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

For more information regarding asset quality and the coverage provided by the loan loss allowance, see the  discussion of the provision for loan losses on page 21 of this report.

Securities and Mortgage-backed Securities

The impact of the Company’s leveraged growth strategy is primarily apparent in the growth of the Company’s securities portfolios at June 30, 2003.  Continuing to capitalize on the steepest yield curve in more than a decade, the Company increased its investments in mortgage-backed securities, U.S. Government and agency obligations, and corporate bonds, at attractive spreads.

Securities held to maturity totaled $1.0 billion at June 30, 2003, up $344.8 million from the level recorded at December 31, 2002.  The increase stemmed from the purchase of U.S. Government and agency obligations totaling $199.8 million; a $53.3 million increase in corporate bonds to $286.9 million; and a $1.9 million rise in capital trust notes to $275.8 million.  In addition, the Company had stock in the FHLB totaling $266.1 million, as compared to $186.9 million at year-end.  At June 30, 2003 and December 31, 2002, the market values of securities held to maturity were $1.1 billion and $717.6 million, equivalent to 104.1% and 102.6% of carrying value, respectively.

The Company also increased its portfolio of available-for-sale securities over the six-month period, to $4.3 billion from $4.0 billion at December 31, 2002.  Mortgage-backed securities represented $3.5 billion, or 82.8%, of the June 30, 2003 balance, as compared to $3.6 billion, representing 91.0%, at year-end.  The remainder of the available-for-sale portfolio consisted primarily of capital trust notes totaling $263.6 million (up from $216.1 million) and U.S. Government and agency obligations totaling $179.2 million (up from $20.0 million).  The increase in securities available for sale was partly offset by six-month 2003 sales, prepayments, and redemptions totaling $2.7 billion, providing cash flows for investment into multi-family loans.  The sale of securities generated net gains of $17.1 million in the current six-month period, equivalent, on an after-tax basis, to $11.1 million or $0.08 per diluted share.

Mortgage-backed securities held to maturity totaled $24.5 million at June 30, 2003, down $12.5 million from the year-end 2002 balance, the result of repayments and the tendency of the Company to classify new investments in mortgage-backed securities as available for sale. At June 30, 2003 and December 31, 2002, the market values of mortgage-backed securities held to maturity were $25.5 million and $38.5 million, equivalent to 104.3% and 104.2% of carrying value, respectively.

Sources of Funds

The Company has four primary sources of funding for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Bank; capital raised through the issuance of trust preferred securities; capital raised through the issuance of stock; and maturities of, and income from, investments.

The Bank’s traditional sources of funds are the deposits it gathers and the line of credit it maintains with the FHLB-NY.  The Bank’s line of credit is collateralized by stock in the FHLB and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. In recent quarters, the Bank has obtained additional funding in the form of reverse repurchase agreements.  Additional funding has stemmed from the interest and principal payments received on loans and the interest on, and prepayments of, mortgage-backed and other investment securities.

The Bank gathers its deposits through a network of 110 banking offices serving customers throughout New York City, Long Island, Westchester County, and New Jersey.  The Bank is the second largest thrift depository in the New York City boroughs of Queens and Staten Island and is a leading depository in several of New Jersey’s densely populated communities.

The Company recorded core deposits of $3.4 billion at the close of the second quarter, representing 66.0% of total deposits at June 30, 2003.  By comparison, core deposits totaled $3.3 billion, representing 62.9% of total deposits, at December 31, 2002.  The increase stemmed from a $49.0 million rise in savings accounts to $1.7 billion and a $30.0 million rise in non-interest-bearing accounts to $495.1 million, which combined to offset a $19.1 million decline in NOW and money market accounts to $1.2 billion.  The rise in core deposits since year-end 2002 reflects the Company’s focus on attracting lower-cost deposits and a parallel decline in higher-cost depository accounts.

During this time, the balance of CDs declined $216.1 million to $1.7 billion, representing 34.0% of total deposits, from the balance recorded at year-end 2002, which represented 37.1%.  The reduction reflects the Company’s aforementioned focus on lower-cost deposits and the growing reluctance of customers to commit their funds to long-term savings accounts during a time of historically low market interest rates.  In addition to encouraging customers to invest in third-party investment products, which generate fee income, the Company has taken advantage of the steep yield curve by increasing its use of low-cost borrowings.

Consistent with its leveraged growth strategy, the Company recorded total borrowings of $5.9 billion at the close of the second quarter, up $1.3 billion from the balance recorded at December 31, 2002.  The increase primarily stemmed from a $173.6 million rise in FHLB-NY advances to $2.4 billion and a $1.0 billion rise in reverse repurchase agreements to $3.0 billion.  The balance of borrowings also reflects preferred securities of $429.3 million, including the trust preferred securities issued in connection with the Company’s BONUSES units and REIT-preferred securities sold by a Company subsidiary through a private placement in the first quarter of 2003.

In addition, in the second quarter of 2003, the Company entered into four interest rate swap agreements to effectively convert four of its trust preferred securities from fixed to variable rate instruments.  Under these agreements, which are designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the trust preferred securities and pays a floating interest rate which is tied to the three-month LIBOR.  The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the trust preferred securities.  As a result, no net gains or losses were recognized in earnings with respect to these hedges.  At June 30, 2003, a $518,926 asset, representing the fair value of the interest rate swap agreements, was recorded in “other assets.”  A corresponding adjustment was made to the carrying amount of the trust preferred securities to recognize the change in their fair value.

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

In the process of managing its interest rate risk, the Company has pursued the following strategies:  (1) emphasizing the origination and retention of multi-family and commercial real estate loans, which tend to refinance within three to five years; (2) originating one-to-four family and consumer loans on a conduit basis and selling them without recourse; and (3) investing in fixed rate mortgage-backed and mortgage-related securities with estimated weighted average lives of two to seven years.  These strategies take into consideration the stability of the Company’s core deposits and its non-aggressive pricing policy with regard to CDs.

The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in prepayment levels and market interest rates.  Mortgage prepayments will vary due to a number of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages.  However, the largest determinants of prepayments are prevailing interest rates and the related mortgage refinancing opportunities.  Management monitors interest rate sensitivity so that adjustments in the asset and liability mix can be made on a timely basis when deemed appropriate.  To enhance its management of interest rate risk, the Company engaged in an interest rate swap midway through the second quarter.  Under the terms of the swap, the fixed interest rate on the $65.0 million of trust preferred securities was converted to a variable rate.  The Company does not currently participate in any other activities involving hedging or the use of off-balance sheet derivative financial instruments.

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

In the first six months of 2003, the Company continued to grow its portfolio of multi-family loans while, at the same time, realizing a reduction in the portfolio of one-to-four family and consumer loans.  In addition, the Company continued to invest in securities of shorter duration, primarily in the form of mortgage-backed securities and, to a lesser extent, corporate bonds and U.S. Government and agency obligations. At the same time, the Company continued to take advantage of the favorable yield curve, maintaining its strategy of leveraged asset growth.  Due to the resultant increase in short-term borrowings, the Company’s one-year interest rate sensitivity gap at June 30, 2003 was a negative 17.91%, as compared to a negative 16.03% at December 31, 2002.

The Company also monitors changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as the net portfolio value, or NPV.  To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities.  As of June 30, 2003, a 200-basis point increase in interest rates would have reduced the NPV by approximately 12.31% (as compared to 8.17% at the end of December).  There can be no assurances that future changes in the Company’s mix of assets and liabilities will not result in greater changes to the NPV.

Liquidity and Capital Position

Liquidity

Liquidity is managed to ensure that cash flows are sufficient to support the Bank’s operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic loan and deposit demand.

As previously indicated, the Bank’s primary funding sources are deposits and borrowings.  Additional funding stems from interest and principal payments on loans, securities, and mortgage-backed securities, and the sale of securities and loans.  While borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage and mortgage-backed securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions and, accordingly, are less predictable.

The principal investing activities of the Bank are the origination of mortgage loans (primarily secured by multi-family buildings) and, to a lesser extent, the purchase of mortgage-backed and other investment securities.  In the six months ended June 30, 2003, the net cash used in investing activities totaled $1.0 billion, largely reflecting the purchase of securities available for sale totaling $3.1 billion and a $507.7 million net increase in loans.  These items were offset by proceeds from the redemption, prepayment and sale of securities totaling $2.7 billion.  The net increase in loans primarily reflects year-to-date mortgage originations of $1.5 billion, offset by repayments and prepayments totaling $1.0 billion.

The Bank’s investing activities were funded by internal cash flows generated by its operating and financing activities.  In the first six months of 2003, the net cash provided by operating activities totaled $72.8 million, while the net cash provided by financing activities totaled $981.7 million.  The latter amount largely reflects a $1.3 billion net increase in borrowings, which was consistent with the Company’s leveraging strategy.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $115.1 million at June 30, 2003, as compared to $97.6 million at December 31, 2002.  Additional liquidity stems from the Bank’s portfolio of securities available for sale, which totaled $4.3 billion at the close of the second quarter, and from the Bank’s approved line of credit with the FHLB-NY, which amounted to $5.0 billion at June 30, 2003.

CDs due to mature in one year or less from June 30, 2003 totaled $1.4 billion; based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank’s branch offices.

The Bank’s off-balance sheet commitments at June 30, 2003 consisted of outstanding mortgage loan commitments of $636.5 million and commitments to purchase mortgage-backed and investment securities in the amount of $1.8 million.

Capital Position

The Company recorded stockholders’ equity of $1.3 billion at June 30, 2003, up $2.5 million from the balance recorded at December 31, 2002.  The 2003 amount was equivalent to 10.70% of total assets and a book value of $9.89 per share, based on 134,028,072 shares; the 2002 amount was equivalent to 11.70% of total assets and a book value of $9.73 per share, based on 136,078,457 shares, as adjusted to reflect the 4-for-3 stock split on May 21, 2003. The Company calculates book value by subtracting the number of unallocated ESOP shares at the end of the period from the number of shares outstanding at the same date.  At June 30, 2003, the number of unallocated ESOP shares was 4,651,121; at December 31, 2002, the split-adjusted number of unallocated ESOP shares was 4,807,495. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

The growth in stockholders’ equity at June 30, 2003 reflects six-month net income of $139.1 million and additional contributions to tangible stockholders’ equity totaling $14.8 million, offset by the distribution of cash dividends totaling $53.9 million and the allocation of $103.8 million toward the repurchase of 4,184,437 shares during the first six months of the year.  On June 26, 2003, in connection with the signing of the merger agreement with Roslyn, the Board approved an increase in the Company’s existing share repurchase authorization, to enable the Company to repurchase up to five million shares of stock.  At June 30, 2003, five million shares were available for repurchase, including 1.1 million remaining from the Board’s November 12, 2002 authorization and 3.9 million from the authorization approved on June 26, 2003.

The level of stockholders’ equity at June 30, 2003 significantly exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $1.1 billion, or 9.21% of adjusted average assets; its Tier 1 and total risk-based capital each amounted to $1.1 billion, representing 18.35% and 19.08% of risk-weighted assets, respectively.  At December 31, 2002, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $707.8 million, $707.8 million, and $749.0 million, representing 7.03% of adjusted average assets, 13.90% of risk-weighted assets, and 14.71% of risk-weighted assets, respectively.  In addition, as of June 30, 2003, the Bank was categorized as “well capitalized” under the FDIC regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At June 30, 2003

			Risk-Based Capital

	Leverage Capital		Tier 1		Total

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity	$1,058,680	9.21%	$1,058,680	18.35%	$1,100,692	19.08%
Regulatory capital requirement	574,776	5.00	346,105	6.00	576,842	10.00

Excess	$483,904	4.21%	$712,575	12.35%	$523,850	9.08%

Regulatory Capital Analysis (Bank Only)

	At June 30, 2003

			Risk-Based Capital

	Leverage Capital		Tier 1		Total

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total savings bank equity	$1,065,557	9.29%	$1,065,557	18.40%	$1,107,417	19.12%
Regulatory capital requirement	458,710	4.00	231,683	4.00	463,367	8.00

Excess	$606,847	5.29%	$833,874	14.40%	$644,050	11.12%

In the second quarter of 2003, the Company solicited, and received, the consent of its BONUSES unit holders to an amendment that resulted in the proceeds of its fourth quarter 2002 BONUSES units offering being eligible for Tier 1 capital treatment.  The impact of the unit holders’ consent is reflected in the significant increase in the Company’s Tier 1 leverage capital and its ratio of Tier 1 leverage capital to risk-weighted assets at June 30, 2003.

Comparison of the Three Months Ended June 30, 2003 and 2002

Earnings Summary

In the second quarter of 2003, the Company continued to demonstrate its ability to generate earnings in a declining interest rate environment.  Despite the ongoing reduction in market interest rates, and the resultant rise in prepayments, the Company realized an increase in net interest income, and extended its record of solid earnings growth.

The Company recorded second quarter 2003 net income of $71.8 million, up 23.4% from $58.1 million in the second quarter of 2002.  The 2003 amount provided a 21.45% return on average stockholders’ equity (“ROE”) and a 2.36% return on average assets (“ROA”), as compared to 20.67% and 2.34%, respectively, in the year-earlier three months.  On a diluted per share basis, the Company’s earnings rose 23.3% to $0.53 in the current second quarter from $0.43 in the second quarter of 2002.  The latter per share amount has been adjusted to reflect the 4-for-3 stock split on May 21, 2003.

The Company’s second quarter 2003 performance was impacted, in part, by the significant level of appreciation in the value of shares held in its Employee Stock Ownership Plan (“ESOP”) during the three months ended June 30, 2003.  The value of the Company’s shares rose 30.2% during the quarter, contributing to an increase in compensation and benefits expense.  In addition, the increase in value had a dilutive effect on the Company’s earnings per share calculation, which is performed under the Treasury method of accounting for stock options outlined in SFAS No. 128.

The 23.4% increase in second quarter 2003 earnings was primarily driven by a $12.9 million, or 13.5%, rise in net interest income to $108.4 million, the net effect of a $10.0 million rise in interest income to $162.3 million, and a $2.9 million decline in interest expense to $54.0 million.  The growth in interest income stemmed from a $2.3 billion, or 26.4%, rise in the average balance of interest-earning assets to $10.8 billion, which was tempered by a 112-basis point decline in the average yield on such assets to 6.03%.  The decline in interest expense was the net effect of a $1.8 billion rise in the average balance of interest-bearing liabilities to $9.7 billion, and a 64-basis point decline in the average cost of such funds to 2.22%.

The growth in net interest income was supported by the leveraged growth of the balance sheet over the past four quarters, which was funded by an increasingly low-cost mix of funds.  Reflecting the historically low level of market interest rates, the accelerated rate of prepayments, and the replenishment of the asset mix with lower-yielding loans and investments, the Company’s interest rate spread and net interest margin experienced some compression, narrowing by 48 and 46 basis points, respectively, from the year-earlier measures to 3.81% and 4.02%.

Earnings growth was also fueled by a $5.7 million rise in other operating income to $33.7 million, reflecting higher fee income and net securities gains.  Fee income rose $3.9 million year-over-year to $14.7 million, while net securities gains rose $4.3 million to $10.6 million.  The combined increase served to offset a $2.5 million decline in other income to $8.4 million.

The growth in revenues was more than sufficient to offset a modest increase in each of non-interest expense and income tax expense.  Non-interest-expense totaled $35.4 million in the current second quarter, up $611,000 from the year-earlier amount. The amortization of core deposit intangible (“CDI”) accounted for $1.5 million of non-interest expense in each of the respective second quarters; operating expenses accounted for $33.9 million and $33.3 million, respectively.  While compensation and benefits and general and administrative (“G&A”) expense rose $976,000 and $263,000, respectively, to $20.1 million and $7.3 million, these increases were partly offset by a $132,000 decline in occupancy and equipment expense to $5.4 million and a $496,000 decline in other expenses to $1.1 million. The net effect of the increase in revenues and the more modest increase in operating expenses was a 311-basis point improvement in the efficiency ratio to 23.89%.

Reflecting an $18.0 million rise in pre-tax income to $106.6 million and an effective tax rate of 32.7%, the Company recorded second quarter 2003 income tax expense of $34.8 million, up $4.4 million from the year-earlier amount.

The provision for loan losses had no bearing on the Company’s second quarter 2003 or 2002 earnings, having been suspended since the third quarter of 1995.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company’s interest-earning assets, the yield on said assets, and the current level of market interest rates.

The Company recorded interest income of $162.3 million in the second quarter of 2003, up $10.0 million, or 6.6%, from the year-earlier amount.  The increase was fueled by a $2.3 billion, or 26.4%, rise in average interest-earning assets to $10.8 billion, and tempered by a 112-basis point decline in the average yield to 6.03%.  The higher average balance partly reflects second quarter 2003 mortgage originations of $767.8 million and the leveraged growth of the Company’s asset mix at lower yields during a time of accelerated prepayments and historically low market interest rates.

Mortgage and other loans generated interest income of $105.7 million in the current and year-earlier second quarters, representing 65.1% and 69.4% of total interest income in the respective periods.  In the second quarter of

2003, the average balance of mortgage and other loans totaled $5.7 billion, signifying a $156.9 million year-over-year increase, and generated an average yield of 7.45%, down 21 basis points.

Mortgage-backed securities generated interest income of $33.4 million in the current second quarter, down $3.6 million, despite a $1.1 billion rise in the average balance to $3.5 billion.  The year-over-year increase in average mortgage-backed securities was partly offset by a 228-basis point reduction in the average yield on such assets to 3.82%, reflecting the replenishment of the portfolio with lower-yielding securities.

The interest income generated by investment securities rose $13.4 million year-over-year to $22.9 million.  The increase was fueled by a $1.0 billion rise in the average balance to $1.6 billion and tempered by a 98-basis point decline in the average yield to 5.92%.

Money market investments provided second quarter 2003 interest income of $310,000, up $157,000 from the year-earlier amount.  The increase reflects a $26.8 million rise in the average balance to $55.8 million, which offset an 11-basis point decline in the average yield to 2.23%.

Interest Expense

The level of interest expense is a function of the average balance and composition of the Company’s interest-bearing liabilities and the respective costs of the funding sources found within this mix.  These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

The Company recorded interest expense of $54.0 million in the current second quarter, down $2.9 million, or 5.1%, from the level recorded in the second quarter of 2002. The reduction was the net effect of a $1.8 billion rise in the average balance of interest-bearing liabilities to $9.7 billion and a 64-basis point decline in the average cost of funds to 2.22%.  The Company has pursued a strategy of leveraged growth over the past eight quarters, capitalizing on a yield curve that has grown increasingly steep.  While the higher average balance of interest-bearing liabilities corresponds to the leveraged growth of the balance sheet, the significant cost-of-funds reduction is indicative of the steady decline in market interest rates over the past twelve months.

Borrowings contributed $39.8 million to total interest expense in the second quarter of 2003, signifying an $8.0 million year-over-year increase, the net effect of a $1.9 billion rise in the average balance to $5.0 billion and an 86-basis point decline in the average cost to 3.19%.  The leveraged growth of the balance sheet has been largely funded through FHLB-NY advances, together with reverse repurchase agreements featuring attractive rates.

CDs generated second quarter 2003 interest expense of $9.0 million, down $6.1 million from the year-earlier amount.  The reduction stemmed from a $236.3 million decline in the average balance to $1.8 billion and from a 98-basis point decline in the average cost to 2.04%.  The concentration of CDs has declined steadily over the past four quarters, as the Company has placed an emphasis on attracting core deposits with a lower cost of funds.

The interest expense generated by core deposits fell $4.8 million year-over-year to $5.1 million, the net effect of a $136.6 million rise in the average balance to $3.4 billion and a 62-basis point decline in the average cost to 0.61%. Non-interest-bearing deposits accounted for $490.2 million of the average balance in the current second quarter, up $9.5 million from the average balance in the second quarter of 2002. The interest expense generated by NOW and money market accounts declined $1.9 million year-over-year to $2.2 million, the net effect of a $114.7 million rise in the average balance to $1.2 billion and a 77-basis point reduction in the average cost to 0.75%.  At the same time, the interest expense generated by savings accounts declined $3.0 million to $2.9 million, as a $12.4 million rise in the average balance to $1.7 billion was offset by a 72-basis point decline in the average cost to 0.68%.

Net Interest Income Analysis
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,

	2003				2002

	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost

Assets:
Interest-earning assets:
Mortgage and other loans, net	$5,692,559	$105,710	7.45%		$5,535,656	$105,677	7.66%
Securities	1,550,720	22,904	5.92		550,168	9,469	6.90
Mortgage-backed securities	3,505,411	33,386	3.82		2,433,053	37,004	6.10
Money market investments	55,799	310	2.23		28,992	153	2.12

Total interest-earning assets	10,804,489	162,310	6.03		8,547,869	152,303	7.15
Non-interest-earning assets	1,365,065				1,401,646

Total assets	$12,169,554				$9,949,515

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market accounts	$1,186,501	$2,208	0.75%		$1,071,799	$4,063	1.52%
Savings accounts	1,694,859	2,889	0.68		1,682,433	5,865	1.40
Certificates of deposit	1,773,848	9,011	2.04		2,010,147	15,116	3.02
Mortgagors’ escrow	61,686	—	—		61,223	5	0.03

Total interest-bearing deposits	4,716,894	14,108	1.20		4,825,602	25,049	2.08
Borrowings	5,010,725	39,847	3.19		3,150,866	31,819	4.05

Total interest-bearing liabilities	9,727,619	53,955	2.22		7,976,468	56,868	2.86
Non-interest-bearing deposits	490,222				480,720
Other liabilities	613,727				367,666

Total liabilities	10,831,568				8,824,854
Stockholders’ equity	1,337,986				1,124,661

Total liabilities and stockholders’ equity	$12,169,554				$9,949,515

Net interest income/interest rate spread		$108,355	3.81%			$95,435	4.29%

Net interest-earning assets/net interest margin	$1,076,870		4.02%		$571,401		4.48%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	x			1.07	x

Net Interest Income

Net interest income is the Company’s primary source of income.  Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on said assets and the cost of said liabilities.  These factors are influenced by the pricing and mix of the Company’s interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”).  The FOMC reduces, maintains, or increases the federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary.  The federal funds rate was reduced to 1.00% in the second quarter of 2003, 75 basis points below the prevailing rate in the second quarter of 2002.

The Company recorded net interest income of $108.4 million in the second quarter of 2003, up $12.9 million, or 13.5%, from the level recorded in the year-earlier three months.  The increase reflects the aforementioned rise in the Company’s interest-earning assets, and was achieved despite the marked reduction in market interest rates, which triggered an increase in prepayments, and the subsequent replenishment of the asset mix with lower-yielding investments and loans.

While the Company’s net interest income rose in spite of these factors, the Company’s spread and margin were somewhat compressed. In the second quarter of 2003, the Company’s spread was 3.81%, as compared to 4.29% in the year-earlier quarter. Similarly, the Company’s net interest margin declined to 4.02% in the current second quarter from 4.48% in the second quarter of 2002.  In addition to the year-over-year reduction in market interest rates, the reduction in net interest margin reflects the allocation of $70.5 million toward the repurchase of 2,653,933 shares in the second quarter of 2003.

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

At June 30, 2003, the Company recorded non-performing loans of $13.3 million, down 18.5% from $16.3 million at December 31, 2002.  The $3.0 million reduction contributed to a seven-basis point improvement in the ratio of non-performing loans to loans, net, over the six-month period, to 0.23% from 0.30%.

Based on the current and historic quality of the loan portfolio, and on management’s assessment of the coverage provided by the allowance for loan losses, the loan loss provision was suspended in the current second quarter, continuing management’s practice since the third quarter of 1995.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance totaled $40.5 million at June 30, 2003, consistent with the allowance at December 31, 2002.  The loan loss allowance was equivalent to 304.15% and 247.83% of non-performing loans, and to 0.70% and 0.74% of loans, net, at the respective period-ends.  For additional information about the allowance for loan losses, please see the discussion of “Asset Quality” beginning on page 11.

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

The Company recorded other operating income of $33.7 million in the current second quarter, up from $28.0 million in the second quarter of 2002.  The 20.4% rise stemmed from a $3.9 million increase in fee income to $14.7 million and from a $4.3 million increase in net securities gains to $10.6 million. The combined $8.2 million increase more than offset a $2.5 million decline in other income to $8.4 million, which was primarily due to a reduction in revenues from third-party investment product sales. During the quarter, the Company increased its focus on attracting core deposits, rather than on the sale of third-party products such as annuities and mutual funds. As a result, third-party product sales generated second quarter 2003 revenues of $2.4 million, as compared to $3.4 million in the year-earlier three months.

The decline in investment product revenues was somewhat offset by increased revenues from the sale of loans originated on a conduit basis, PBC, and the Company’s BOLI investment.  For the three months ended June 30, 2003, such revenues totaled $822,000, $1.7 million, and $3.3 million, respectively.

Other operating income represented 23.7% of revenues in the current second quarter, up from 22.7% in the year-earlier three months.

Non-interest Expense

Non-interest expense has two primary components: operating expenses, consisting of compensation and benefits, occupancy and equipment, G&A, and other expenses; and the amortization of the CDI stemming from the Company’s July 2001 merger-of-equals with Richmond County Financial Corp., which amounts to $1.5 million per quarter.

The Company recorded total non-interest expense of $35.4 million in the current second quarter, up $611,000 from $34.8 million in the year-earlier three months.  Operating expenses accounted for $33.9 million and $33.3 million, respectively, of the second quarter 2003 and 2002 totals, and were equivalent to 1.12% and 1.34% of average assets in the corresponding periods.

The modest increase in second quarter 2003 operating expenses stemmed from a $976,000 rise in compensation and benefits expense to $20.1 million and from a $263,000 increase in G&A expense to $7.3 million.  These increases were partly offset by a $132,000 decline in occupancy and equipment expense to $5.4 million and by a $496,000 decline in other expenses to $1.1 million.  While the higher level of G&A expense stemmed from various sources, the higher level of compensation and benefits expense was largely due to the year-over-year appreciation of shares held in the Company’s ESOP.  The decline in occupancy and equipment reflects the benefit of the year-earlier divestiture of 14 in-store branches, which was partly offset by the opening of four de novo branches, improvements to several of the Bank’s traditional branches, and enhancements to its data processing technology. The $611,000 increase in operating expenses was outweighed by the $18.6 million increase in revenues, resulting in a 311-basis point improvement in the second quarter 2003 efficiency ratio to 23.89%.

The number of full-time equivalent employees at June 30, 2003 was 1,457, as compared to 1,467 at June 30, 2002.

Income Tax Expense

The Company recorded second quarter 2003 income tax expense of $34.8 million, up from $30.5 million in the second quarter of 2002.  The year-over-year increase reflects an $18.0 million rise in pre-tax income to $106.6 million and a 170-basis point reduction in the effective tax rate to 32.7%.

Comparison of the Six Months Ended June 30, 2003 and 2002

Earnings Summary

The Company recorded net income of $139.1 million in the first six months of 2003, signifying a 33.2% increase from $104.5 million in the first six months of 2002.  The 2003 amount generated a 20.83% ROE and a 2.30% ROA, as compared to 19.83% and 2.18%, respectively, in the year-earlier period, and was equivalent to a 30.7% rise in diluted earnings per share to $1.01 from $0.77.

The Company’s six-month 2003 earnings were influenced by the same combination of factors that influenced its second quarter 2003 results:  a declining interest rate environment, an accelerated level of mortgage and securities prepayments, and the replenishment of the asset mix with lower-yielding mortgage loans and securities.  Reflecting the Company’s profitable leveraged growth strategy, the increase in assets was largely funded by short-term borrowings.

Earnings growth was primarily driven by a $38.2 million, or 21.4%, increase in net interest income, the result of a $35.5 million, or 12.1%, rise in interest income to $328.9 million and a $2.7 million decline in interest expense to $112.2 million.  The growth in interest income was fueled by a $2.4 billion rise in the average balance of interest-earning assets to $10.7 billion, and tempered by a 92-basis point decline in the average yield to 6.20%.  The reduction in interest expense was the net effect of a $1.8 billion rise in the average balance of interest-bearing liabilities to $9.6 billion and a 61-basis point decline in the average cost of funds to 2.36%.

Earnings growth also stemmed from a $12.3 million, or 25.8%, year-over-year rise in other operating income to $60.1 million.  The increase was attributable to a $4.4 million rise in fee income to $26.4 million and a $9.3 million rise in net securities gains to $17.1 million.  These increases more than offset a $1.3 million decline in other income to $16.7 million, primarily reflecting a reduction in third-party investment product revenues.

The combined $50.5 million increase in total revenues was more than sufficient to offset a modest $888,000 year-over-year increase in non-interest expense to $70.9 million and a $14.9 million increase in income tax expense to $66.8 million over the same period of time.

The increase in non-interest expense reflects a $3.2 million rise in compensation and benefits expense to $38.9 million, which was largely offset by a $2.3 million reduction in occupancy and equipment, G&A, and other expenses, combined. As a result, total operating expenses rose $888,000 to $67.9 million in the current six-month period from $67.0 million in the first six months of 2002.

The increase in income tax expense was attributable to a $49.6 million increase in pre-tax income to $205.9 million and an effective tax rate of 32.4%.

The provision for loan losses had no bearing on the Company’s six-month 2003 or 2002 earnings, having been suspended since the third quarter of 1995, as stated previously.

Interest Income

The Company recorded interest income of $328.9 million in the first six months of 2003, up $35.5 million, or 12.1%, from the level recorded in the first six months of 2002. The increase was fueled by a $2.4 billion rise in the average balance of interest-earning assets to $10.7 billion and tempered by a 92-basis point decline in the average yield to 6.20%.  As discussed in the analysis of second quarter 2003 interest income, the higher average balance reflects a solid level of mortgage loan production and the investment of borrowed funds into mortgage-backed and investment securities at attractive spreads.  The lower yield is indicative of the interest rate environment during the period, with market interest rates having dropped to historic lows.

Mortgage and other loans generated $209.0 million, or 63.5%, of year-to-date interest income, as compared to $206.1 million, or 70.2%, in the first six months of 2002. The increase was fueled by a $145.2 million rise in the average balance of loans to $5.6 billion, which was tempered by a 10-basis point decline in the average yield to 7.50%.

Mortgage-backed securities generated interest income of $77.8 million in the current six-month period, up $8.5 million from the level generated in the first six months of 2002.  While the average balance of mortgage-backed securities rose $1.4 billion year-over-year to $3.7 billion, the increase was tempered by a 179-basis point decline in the average yield to 4.28%.  The interest income generated by investment securities rose $23.8 million year-over-year to $41.5 million, as an $848.3 million rise in the average balance to $1.4 billion was tempered by an 82-basis point decline in the average yield to 6.16%.

Money market investments generated interest income of $593,000 in the current six-month period, up $317,000 from the year-earlier amount. The increase stemmed from a $19.7 million rise in the average balance to $48.8 million and a 54-basis point rise in the average yield to 2.46%.

Interest Expense

The Company recorded total interest expense of $112.2 million in the first six months of 2003, down $2.7 million from the total recorded in the first six months of 2002.  The reduction was the net effect of a $1.8 billion rise in the average balance of interest-bearing liabilities to $9.6 billion and a 61-basis point decline in the average cost of funds to 2.36%.  The higher average balance is consistent with the leveraged growth strategy mentioned in the second quarter discussion; the lower cost reflects the aforementioned year-over-year decline in market interest rates.  In addition, the Company continued to see a transition of customers’ funds into lower-cost core deposits and away from comparatively higher-cost CDs.

Borrowings produced interest expense of $79.4 million in the current six-month period, up $18.5 million from the level produced in the first six months of 2002.  The increase was the net effect of a $1.9 billion rise in the average balance to $4.8 billion and a 94-basis point decline in the average cost to 3.30%.

CDs generated six-month 2003 interest expense of $19.8 million, down $14.9 million from the amount generated in the year-earlier six months.  The reduction was the combined result of a $311.2 million decline in the average balance to $1.8 billion and a 108-basis point drop in the average cost to 2.17%.

At the same time, core deposits generated interest expense of $13.1 million, down $6.2 million from the level recorded in the first six months of 2002.  The reduction was the net effect of a $176.4 million rise in the average balance to $3.3 billion and a 44-basis point decline in the average cost to 0.79%.  Non-interest-bearing deposits represented $480.3 million of the current six-month average balance, having risen $16.4 million year-over-year. The interest expense produced by NOW and money market accounts fell $1.6 million to $6.0 million, the net effect of a $157.2 million rise in the average balance to $1.2 billion and a 46-basis point decline in the average cost to 1.02%.  Similarly, the interest expense produced by savings accounts declined $4.6 million to $7.1 million, the net effect of a $2.7 million rise in the average balance to $1.7 billion and a 56-basis point drop in the average cost to 0.85%.

Net Interest Income Analysis
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,

	2003				2002

	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost

Assets:
Interest-earning assets:
Mortgage and other loans, net	$5,616,473	$208,966	7.50%		$5,471,297	$206,130	7.60%
Securities	1,360,044	41,514	6.16		511,720	17,711	6.98
Mortgage-backed securities	3,663,462	77,811	4.28		2,304,244	69,317	6.07
Money market investments	48,809	593	2.46		29,062	276	1.92

Total interest-earning assets	10,688,788	328,884	6.20		8,316,323	293,434	7.12
Non-interest-earning assets	1,410,172				1,285,908

Total assets	$12,098,960				$9,602,231

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market accounts	$1,190,670	$5,994	1.02%		$1,033,429	$7,591	1.48%
Savings accounts	1,674,465	7,064	0.85		1,671,789	11,692	1.41
Certificates of deposit	1,841,243	19,787	2.17		2,152,471	34,728	3.25
Mortgagors’ escrow	47,442	—	—		49,234	10	0.04

Total interest-bearing deposits	4,753,820	32,845	1.39		4,906,923	54,021	2.22
Borrowings	4,847,227	79,382	3.30		2,900,325	60,915	4.24

Total interest-bearing liabilities	9,601,047	112,227	2.36		7,807,248	114,936	2.97
Non-interest-bearing deposits	480,259				463,810
Other liabilities	682,174				277,741

Total liabilities	10,763,480				8,548,799
Stockholders’ equity	1,335,480				1,053,432

Total liabilities and stockholders’ equity	$12,098,960				$9,602,231

Net interest income/interest rate spread		$216,657	3.84%			$178,498	4.15%

Net interest-earning assets/net interest margin	$1,087,741		4.09%		$509,075		4.33%

Ratio of interest-earning assets to interest-bearing liabilities			1.11	x			1.07	x

Net Interest Income

The Company recorded net interest income of $216.7 million in the current six-month period, up $38.2 million, or 21.4%, from the level recorded in the first six months of 2002.  The increase is partly indicative of the Company’s negative gap position:  In a declining rate environment, the Company’s interest-earning assets have been repricing downward at a slower pace than its various interest-bearing liabilities.  In addition, the Company’s net interest income has been fueled by the leveraged growth of its interest-earning assets.  The Company has increasingly utilized borrowings in the form of FHLB-NY advances and reverse repurchase agreements to fund the origination of mortgage loans and investments in mortgage-backed and other securities.

Reflecting the decline in market interest rates and the replenishment of the asset mix with lower-yielding loans and investments, the Company’s interest rate spread declined 31 basis points from the year-earlier measure to 3.84% in the first six months of 2003.  At the same time, the Company’s net interest margin declined 24 basis points to 4.09%.  In addition to the factors cited in the discussion of the second quarter’s net interest margin, the reduction in the six-month measure reflects the magnitude of the Company’s share repurchase program, with $103.8 million having been allocated toward the repurchase of 4,184,437 shares in the first half of 2003.

Provision for Loan Losses

As noted in the discussion of the provision for loan losses for the second quarter, the Company has recorded no loan loss provisions since the third quarter of 1995.  For additional information about the provision for loan losses, please see the discussion that appears on page 21 of this filing and the discussion of asset quality beginning on page 11.

Other Operating Income

The Company recorded other operating income of $60.1 million in the first six months of 2003, as compared to $47.8 million in the first six months of 2002.  The 25.8% increase stemmed from a $4.4 million rise in fee income to $26.4 million and from a $9.3 million rise in net securities gains to $17.1 million.  The combined $13.7 million increase more than offset a $1.3 million decline in other income, largely reflecting a $1.5 million drop in third-party investment product revenues to $4.6 million.  This decline was tempered by an increase in revenues from the origination of loans on a conduit basis, PBC, and the Company’s BOLI investment. Such revenues totaled $1.7 million, $3.2 million, and $6.5 million, respectively, in the six months ended June 30, 2003.

Other operating income represented 21.7% of total revenues in the current six-month period, as compared to 21.1% in the year-earlier six months.

Non-interest Expense

The Company recorded non-interest expense of $70.9 million in the current six-month period, as compared to $70.0 million in the first six months of 2002.  CDI accounted for $3.0 million of the six-month 2003 and 2002 totals, while operating expenses accounted for $67.9 million and $67.0 million, respectively. In the first six months of 2003, operating expenses were equivalent to 1.12% of average assets, as compared to 1.40% of average assets in the first six months of the prior year.

The modest increase in operating expenses was the net effect of a $3.2 million rise in compensation and benefits expense to $38.9 million, and a $2.3 million reduction in the remaining three components combined.  Occupancy and equipment expense declined $149,000 year-over-year to $11.5 million, while G&A expense and other expenses fell $1.7 million and $510,000, respectively, to $14.9 million and $2.6 million.  The increase in compensation and benefits expense partly reflects the amortization and appreciation of shares held in the Company’s ESOP, which amounted to $3.8 million in the current six-month period and $3.0 million in the year-earlier six months.

The $888,000 increase in operating expenses was outweighed by the $50.5 million increase in revenues, resulting in a 508-basis point improvement in the efficiency ratio to 24.52%.

Income Tax Expense

The Company recorded income tax expense of $66.8 million in the first six months of 2003, as compared to $51.8 million in the first six months of 2002.  The increase reflects a rise in pre-tax income to $205.9 million from $156.3 million and a reduction in the effective tax rate to 32.4% from 33.2%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 20 – 22 of the Company’s 2002 Annual Report to Shareholders, filed on March 31, 2003.  Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled  “Asset and Liability Management and the Management of Interest Rate Risk,” beginning on page 14 of this quarterly report.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)

The Company held its Annual Meeting of Shareholders on May 14, 2003.  Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 10, 2003.  Of the 139,891,917 shares eligible to vote at the annual meeting, 124,923,198 were represented in person or by proxy.*

(b)	There was no solicitation in opposition to the Board’s nominees for director, and all of such nominees were elected, as follows:

	No. of Votes For*	No. of Votes Withheld*	Broker Non-Votes

Joseph R. Ficalora	123,711,965	1,211,233	-0-
Michael F. Manzulli	124,322,446	600,752	-0-
Robert S. Farrell	110,563,429	14,359,769	-0-

The following directors are serving terms of office that continue through 2004 and 2005, as noted:

Director	Year Term Expires

Donald M. Blake	2004
Howard C. Miller	2004
Anthony E. Burke	2004
John A. Pileski	2004
Max L. Kupferberg	2005
Dominick Ciampa	2005
William C. Frederick, M.D.	2005
James J. O’Donovan**	2006

* The number of votes has been adjusted to reflect the 4-for-3 stock split on May 21, 2003.

** Mr. O’Donovan was appointed to the Board of Directors on June 26, 2003.

(c)     Two additional proposals were submitted for a vote, with the following results:

		No. of Votes For*	No. of Votes Against*	No. of Votes Abstaining*	Broker Non-Votes

1.	Approval of an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock.	120,294,174	4,291,781	337,241	Not Applicable
2.	Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2003.	101,105,550	23,711,433	106,214	Not Applicable

* The number of votes has been adjusted to reflect the 4-for-3 stock split on May 21, 2003.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 2.1:	Agreement and Plan of Merger, dated as of June 27, 2003, by and between New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. (1)

	Exhibit 3.1:	Certificate of Incorporation, as amended (2)

	Exhibit 3.2:	Bylaws (3)

	Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:

Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (5)

	Exhibit 4.3:	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (6)

	Exhibit 4.4:	Amended and Restated Declaration of Trust of New York Community Capital Trust V, dated as of November 4, 2002, as amended (7)

	Exhibit 4.5:	Indenture relating to the Junior Subordinated Debentures between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated November 4, 2002, as amended (7)

	Exhibit 4.6:	First Supplemental Indenture between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 4, 2002, as amended (7)

	Exhibit 4.7:	Form of Preferred Security (included in Exhibit 4.4)

	Exhibit 4.8:	Form of Warrant (included in Exhibit 4.12)

	Exhibit 4.9:	Form of Unit Certificate (included in Exhibit 4.11)

Exhibit 4.10:	Guarantee Agreement, issued in connection with the BONUSES units, dated as of November 4, 2002, as amended (7)

Exhibit 4.11:

Unit Agreement among New York Community Bancorp, Inc., New York Community Capital Trust V, and Wilmington Trust Company, as Warrant Agent, Property Trustee and Agent, dated as of November 4, 2002, as amended (7)

Exhibit 4.12:	Warrant Agreement between New York Community Bancorp, Inc. and Wilmington Trust Company, as Agent, dated as of November 4, 2002, as amended (7)

Exhibit 4.13:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries

Exhibit 10.1:	Stock Option Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc., as issuer, and Roslyn Bancorp, Inc., as grantee (1)

Exhibit 10.2:	Stock Option Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc., as grantee, and Roslyn Bancorp, Inc., as issuer (1)

Exhibit 11:	Statement re: Computation of Per Share Earnings

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32.1:	Certification pursuant to 18 U.S.C. 1350

Exhibit 32.2:	Certification pursuant to 18 U.S.C. 1350

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 333-107498).

(2)

Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 and as amended in the Company’s Annual Meeting Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003.

(3)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).

(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

(5)

Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and  Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the  Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).

(6)	To be filed by amendment to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 333-107498).

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-22278) and the Company’s Form 8-K filed on April 17, 2003 (File No. 1-31565).

(b)	Reports on Form 8-K

On April 2, 2003, the Company furnished a Current Report on Form 8-K regarding the solicitation of the requisite consent of the holders of its BONUSES units to an amendment that would enable the units to be treated as Tier 1 Capital by the Federal Reserve.

On April 14, 2003, the Company furnished a Current Report on Form 8-K regarding the receipt of the requisite consent of the holders of its BONUSES units to an amendment that would enable the units to be treated as Tier 1 Capital by the Federal Reserve.

On April 16, 2003, the Company furnished a Current Report on Form 8-K reporting its earnings for the three months ended March 31, 2003.

On April 17, 2003, the Company furnished a Current Report on Form 8-K regarding the receipt of the requisite consent of its BONUSES units holders to an amendment that would enable the units to be treated as Tier 1 Capital by the Federal Reserve.  Amendments to the instruments governing the units were included by exhibit.

On April 22, 2003, the Company furnished a Current Report on Form 8-K regarding the Board of Directors’ declaration of a 4-for-3 stock split in the form of a 33-1/3% stock dividend, payable on May 21, 2003 to shareholders of record at May 5, 2003 and a 12% increase in its quarterly cash dividend to $0.28 per share.

On April 28, 2003, the Company furnished a Current Report on Form 8-K regarding its intention to make available, and distribute, to current and prospective investors a written presentation which discussed the Company’s first quarter 2003 financial performance and strategies.

On April 29, 2003, the Company furnished a Current Report on Form 8-K regarding the Company’s announcement that its BONUSES units had been approved for listing on the New York Stock Exchange and would begin trading on the NYSE under the symbol “NYB PrU” on May 5, 2003.

On May 5, 2003, the Company furnished a Current Report on Form 8-K regarding the Company’s announcement that its BONUSES units would begin trading that day on the New York Stock Exchange under the symbol “NYB PrU”.

On May 14, 2003, the Company furnished a Current Report on Form 8-K reporting that its shareholders approved all the proposals submitted for their consideration at the annual meeting of shareholders held that day.  In addition, the Company reiterated the 2003 earnings guidance it had provided in its first quarter 2003 earnings release.

On May 16, 2003, the Company furnished a Current Report on Form 8-K regarding its intention to make available and distribute to current and prospective investors a written presentation that would also be posted on its web site. The presentation discussed the Company’s current and historic performance and strategies, and reiterated its diluted GAAP EPS projections for 2003.

On May 28, 2003, the Company furnished a Current Report on Form 8-K regarding its intention to make available and distribute to current and prospective investors a written presentation which was updated to reflect its 4-for-3 stock split on May 21, 2003.  The presentation discussed the Company’s current and historic performance and strategies, and split-adjusted the Company’s diluted GAAP EPS projections for 2003.

On June 16, 2003, the Company furnished a Current Report on Form 8-K regarding its intention to hold meetings during the week of June 16, 2003 with current and prospective investors, during which it intended to reiterate its diluted GAAP EPS projections for 2003.

On July 16, 2003, the Company furnished a Current Report on Form 8-K reporting its earnings for the three and six months ended June 30, 2003, and raising its diluted GAAP EPS estimates for the full-year 2003 to a range of $2.04 to $2.10.

On July 24, 2003, the Company furnished a Current Report on Form 8-K announcing a 10% increase in its quarterly cash dividend to $0.23 per share.

On July 29, 2003, the Company furnished a Current Report on Form 8-K regarding its intention to make available and distribute to current and prospective investors a written presentation that would also be posted on its web site.  The presentation discussed the proposed merger with Roslyn Bancorp, Inc. with and into the Company, and the respective financial performances of the companies for the six months ended June 30, 2003.  In addition, the presentation discussed the Company’s 2003 diluted GAAP EPS estimates in the range of $2.04 to $2.10 on a stand-alone basis, and the companies’ pro forma 2004 GAAP EPS estimate of $2.53.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK COMMUNITY BANCORP, INC.

(Registrant)

DATE: August 14, 2003	BY:	/s/ JOSEPH R. FICALORA

Joseph R. Ficalora President and Chief Executive Officer

DATE: August 14, 2003	BY:	/s/ ROBERT WANN

Robert Wann Executive Vice President and Chief Financial Officer