Form 10-Q
period 2003-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2003-11-14
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590

(Address of principal executive offices)

(516) 683-4100

(Registrant’s telephone number, including area code)

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

Par Value: $0.01
Classes of Common Stock

192,520,495
Number of shares outstanding at
November 10, 2003

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2003

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and due from banks	$135,914	$96,497
Money market investments	1,000	1,148
Securities held to maturity (market value of $594,781 and $214,486 pledged, respectively)	1,147,086	699,445
Mortgage-backed securities held to maturity (market value of $727,841 and $38,489 pledged, respectively)	742,537	36,947
Securities available for sale ($2,709,032 and $2,522,419 pledged, respectively)	3,798,726	3,952,130
Mortgage loans:
Multi-family	4,974,184	4,489,202
Commercial real estate	596,667	533,327
1-4 family	165,759	265,724
Construction	113,790	117,013

Total mortgage loans	5,850,400	5,405,266
Other loans	76,048	78,806
Less: Allowance for loan losses	(40,500)	(40,500)

Loans, net	5,885,948	5,443,572
Premises and equipment, net	74,570	74,531
Goodwill	624,518	624,518
Core deposit intangible	47,000	51,500
Deferred tax asset, net	31,990	9,508
Other assets	388,731	323,296

Total assets	$12,878,020	$11,313,092

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$1,176,621	$1,198,068
Savings accounts	1,677,237	1,643,696
Certificates of deposit	1,583,938	1,949,138
Non-interest-bearing accounts	480,215	465,140

Total deposits	4,918,011	5,256,042

Official checks outstanding	22,062	11,544
Borrowings	6,538,944	4,592,069
Mortgagors’ escrow	29,465	13,749
Other liabilities	74,113	116,176

Total liabilities	11,582,595	9,989,580

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (300,000,000 shares authorized; 144,299,234 shares issued; 137,641,960 and 140,885,953 shares outstanding at September 30, 2003 and December 31, 2002, respectively) (1)	1,443	1,082
Paid-in capital in excess of par	1,121,697	1,104,899
Retained earnings (substantially restricted)	372,978	275,097
Less: Treasury stock (6,657,274 and 3,413,281 shares, respectively) (1)	(164,049)	(69,095)
Unallocated common stock held by ESOP	(19,185)	(20,169)
Common stock held by SERP	(3,113)	(3,113)
Unearned common stock held by RRPs	(41)	(41)
Accumulated other comprehensive (loss) income, net of tax effect	(14,305)	34,852

Total stockholders’ equity	1,295,425	1,323,512

Total liabilities and stockholders’ equity	$12,878,020	$11,313,092

(1)	Share amounts for 2002 have been adjusted to reflect a 4-for-3 stock split on May 21, 2003.

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income:
Mortgage and other loans	$108,178	$99,862	$317,144	$305,991
Securities	24,536	8,754	66,050	26,465
Mortgage-backed securities	35,547	45,353	113,359	114,670
Money market investments	229	377	822	654

Total interest income	168,490	154,346	497,375	447,780

Interest Expense:
NOW and money market accounts	1,972	4,403	7,966	11,994
Savings accounts	2,435	5,434	9,499	17,126
Certificates of deposit	7,488	11,519	27,275	46,247
Borrowings	41,089	34,130	120,471	95,045
Mortgagors’ escrow	1	3	2	12

Total interest expense	52,985	55,489	165,213	170,424

Net interest income	115,505	98,857	332,162	277,356
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	115,505	98,857	332,162	277,356

Other Operating Income:
Fee income	17,195	10,816	43,557	32,799
Net securities gains	5,478	3,903	22,544	11,685
Other	7,648	8,887	24,341	26,898

Total other operating income	30,321	23,606	90,442	71,382

Non-interest Expense:
Operating expenses:
Compensation and benefits	19,737	18,982	58,606	54,635
Occupancy and equipment	6,246	6,043	17,765	17,712
General and administrative	8,050	7,748	22,956	24,322
Other	1,230	1,076	3,810	4,168

Total operating expenses	35,263	33,849	103,137	100,837
Amortization of core deposit intangible	1,500	1,500	4,500	4,500

Total non-interest expense	36,763	35,349	107,637	105,337

Income before income taxes	109,063	87,114	314,967	243,401
Income tax expense	36,878	26,756	103,661	78,593

Net income	$72,185	$60,358	$211,306	$164,808
Comprehensive income, net of tax:
Unrealized (loss) gain on securities	(36,892)	(4,449)	(49,157)	38,760

Comprehensive income	$35,293	$55,909	$162,149	$203,568

Basic earnings per share (1)	$0.55	$0.44	$1.58	$1.22
Diluted earnings per share (1)	$0.53	$0.44	$1.54	$1.21

(1)	Per-share amounts for the three and nine months ended September 30, 2002 have been adjusted to reflect a 4-for-3 stock split on May 21, 2003.

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2003
Common Stock (Par Value: $0.01):
Balance at beginning of year	$1,082
Shares issued	361

Balance at end of period	1,443

Paid-in Capital in Excess of Par:
Balance at beginning of year	1,104,899
Shares issued and fractional shares	(639)
Tax benefit effect of stock plans	12,046
Allocation of ESOP stock	5,391

Balance at end of period	1,121,697

Retained Earnings:
Balance at beginning of year	275,097
Net income	211,306
Dividends paid on common stock	(84,703)
Exercise of stock options (2,637,081 shares)	(28,722)

Balance at end of period	372,978

Treasury Stock:
Balance at beginning of year	(69,095)
Purchase of common stock (5,881,073 shares)	(155,542)
Exercise of stock options (2,637,081 shares)	60,588

Balance at end of period	(164,049)

Employee Stock Ownership Plan:
Balance at beginning of year	(20,169)
Allocation of ESOP stock	984

Balance at end of period	(19,185)

SERP Plan:
Balance at beginning of year	(3,113)
Allocation of SERP stock	—

Balance at end of period	(3,113)

Recognition and Retention Plans:
Balance at beginning of year	(41)
Earned portion of RRPs	—

Balance at end of period	(41)

Accumulated Comprehensive Loss, Net of Tax:
Balance at beginning of year	34,852
Net unrealized depreciation in securities, net of tax	(49,157)

Balance at end of period	(14,305)

Total stockholders’ equity	$1,295,425

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
(in thousands)	(unaudited)
Cash Flows from Operating Activities:
Net income	$211,306	$164,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,085	4,978
Amortization of premiums, net	22,381	5,518
Net (decrease) increase in deferred loan origination fees	(4,761)	2,684
Amortization of core deposit intangible	4,500	4,500
Net securities gains	(22,544)	(11,685)
Net gain on sale of loans	(2,127)	(843)
Tax benefit effect of stock plans	12,046	14,727
Allocation/earned portion of ESOP	6,375	4,617
Changes in assets and liabilities:
Goodwill recognized in the Peter B. Cannell & Co., Inc. acquisition	—	(9,865)
Increase in deferred income taxes, net of securities market value adjustments	4,867	27,271
Increase in other assets	(65,435)	(38,591)
Increase (decrease) in official checks outstanding	10,518	(76,991)
(Decrease) increase in other liabilities	(42,063)	14,422

Total adjustments	(71,158)	(59,258)

Net cash provided by operating activities	140,148	105,550

Cash Flows from Investing Activities:
Proceeds from redemption and prepayments of securities and mortgage-backed securities held to maturity	131,364	8,723
Proceeds from redemption, prepayments, and sales of securities available for sale	4,790,357	1,688,888
Purchase of securities and mortgage-backed securities held to maturity	(1,284,066)	(308,276)
Purchase of securities available for sale	(4,713,825)	(1,674,658)
Net increase in loans	(679,502)	(593,480)
Proceeds from sale of loans	244,014	72,273
Purchase or acquisition of premises and equipment, net	(5,124)	(11,651)

Net cash used in investing activities	(1,516,782)	(818,181)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	15,716	17,555
Net decrease in deposits	(338,031)	(309,397)
Net increase in borrowings	1,946,875	944,070
Cash dividends and stock options exercised	(113,425)	(110,041)
Purchase of Treasury stock, net of stock options exercised	(94,954)	(13,020)
Proceeds from issuance of common stock in secondary offering	—	95,569
Treasury stock issued in secondary offering	—	67,303
Common stock acquired by ESOP	—	(14,790)
Cash in lieu of fractional shares in connection with stock split	(278)	—

Net cash provided by financing activities	1,415,903	677,249

Net increase (decrease) in cash and cash equivalents	39,269	(35,382)
Cash and cash equivalents at beginning of period	97,645	178,615

Cash and cash equivalents at end of period	$136,914	$143,233

Supplemental information:
Cash paid for:
Interest	$162,479	$155,683
Income taxes	132,083	14,318
Non-cash investing activities:
Securitization of mortgage loans to mortgage-backed securities	—	569,554
Transfer of securities from available for sale to held to maturity	—	1,011
Reclassification from other loans to securities available for sale	—	460
Transfers to foreclosed real estate from loans	47	—

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, New York Community Bank (the “Bank”).

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. Certain reclassifications have been made to prior-year financial statements to conform to the 2003 presentation. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

Note 2. Stock-based Compensation

At September 30, 2003 and 2002, the Company had five stock option plans. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002(1)	2003	2002(1)
Net Income:
As reported	$72,185	$60,358	$211,306	$164,808
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	14,076	2,901	42,227	8,704

Pro forma	$58,109	$57,457	$169,079	$156,104

Basic Earnings Per Share:
As reported	$0.55	$0.44	$1.58	$1.22
Pro forma	$0.43	$0.42	$1.28	$1.16

Diluted Earnings Per Share:
As reported	$0.53	$0.44	$1.54	$1.21
Pro forma	$0.42	$0.41	$1.23	$1.14

(1)	Per-share amounts for the three and nine months ended September 30, 2002 have been adjusted to reflect a 4-for-3 stock split on May 21, 2003.

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

Note 3. Impact of Accounting Pronouncements

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. SFAS No. 149 had no impact on the Company’s consolidated statement of financial condition or results of operations upon implementation during the third quarter of 2003.

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 had no impact on the Company’s consolidated statement of financial condition or results of operations upon implementation during the third quarter of 2003. In November 2003, the FASB also issued a staff position that indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. The Company currently believes that the deferral of the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests will not have a material impact on its consolidated statement of financial condition or results of operations when implemented.

Consolidation of Variable Interest Entities

In January 2003, the FASB released FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies when some entities that were not previously consolidated under prior accounting guidance should be consolidated. Upon initial application of FIN 46, a special-purpose trust that is a variable interest entity in which holders of the trust’s preferred stock are the beneficial interest holders should be deconsolidated from the Company’s financial statements. As a result, the Company would also be required to discontinue pre-existing hedging relationships upon the initial application of FIN 46. The Company is evaluating the impact of FIN 46, and currently believes that the deconsolidation of its trust preferred securities under FIN 46 will not have a material impact on its consolidated statement of financial condition or results of operations when FIN 46 is adopted in the fourth quarter of 2003.

FIN 46 applies immediately to variable interest entities created after January 31, 2003. The FASB deferred the implementation of FIN 46 relating to potential variable interest entities that existed prior to February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The issuance of SFAS No. 150 and FIN 46 has also resulted in the Federal Reserve Board announcing potential future reconsideration of trust preferred securities as elements of regulatory capital.

Note 4. Subsequent Events

After the close of business on October 31, 2003 (the “Effective Time”), the merger of Roslyn Bancorp, Inc. (“Roslyn”), a Delaware corporation, with and into the Company was completed and, with it, the merger of The Roslyn Savings Bank, Roslyn’s wholly-owned subsidiary, with and into the Bank. In accordance with the Agreement and Plan of Merger dated June 27, 2003 (the “Merger Agreement”), shareholders of Roslyn received 0.75 of a share of the Company’s common stock for each share of Roslyn’s common stock held at the date of the merger. Cash in lieu of any fractional share was based on the average of the high and low per share sales price on October 30, 2003, $35.79.

In connection with the merger, a total of 56,868,265 shares of the Company were issued and 2,068,150 Company shares were retired, bringing the total number of Company shares outstanding to 192,617,299 after the close of business on October 31, 2003.

In connection with the merger, five members of the Roslyn Board of Directors have joined the Board of the Company and the Bank, bringing the total number of directors to 16. The new directors are Maureen E. Clancy, Thomas A. Doherty, Joseph L. Mancino, John M. Tsimbinos, and Spiros J. Voutsinas.

The sixteen members of the Board of Directors of the Company are allocated to three classes of directors. The six directors whose term will expire in 2004 are: Donald M. Blake, Howard C. Miller, Anthony E. Burke, John A. Pileski, John M. Tsimbinos, and Thomas A. Doherty; the five directors whose term will expire in 2005 are: Max L. Kupferberg, Dominick Ciampa, William C. Frederick, M.D., Joseph L. Mancino, and Spiros J. Voutsinas; and the five directors whose term will expire in 2006 are: Joseph R. Ficalora, Michael F. Manzulli, Robert S. Farrell, James J. O’Donovan, and Maureen E. Clancy.

Pursuant to the Merger Agreement, Joseph L. Mancino and Michael F. Manzulli have become Co-Chairmen of the Board of Directors of the Company and the Bank.

NEW YORK COMMUNITY BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements and Associated Risk Factors

This filing, like many written and oral communications presented by New York Community Bancorp, Inc. (“the Company”) and its authorized officials, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effects of its plans or strategies, including the recent merger with Roslyn, is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, and loan, deposit, and investment products in the Company’s local markets; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing, and services.

In addition to these factors, the following factors, among others, could cause the actual results of the Roslyn merger to differ materially from the expectations stated in this filing: the ability to successfully integrate the companies following the merger, including the integration of information technology and the retention of key personnel; the ability of the Company to effect the proposed balance sheet restructuring; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Critical Accounting Policies

The Company has identified the accounting policies below as critical to the understanding of the Company’s results of operations. Certain accounting policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company’s consolidated financial statements to these critical accounting policies and the judgments, estimates, and assumptions used therein could have a material impact on the Company’s results of operations or financial condition.

Allowance for Loan Losses

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals or by net charge-offs. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio, based on various statistical analyses. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. In establishing the allowance for loan losses, management also considers the Company’s current business strategies and credit processes, including compliance with stringent guidelines it has established with regard to credit limitations, credit approvals, loan underwriting criteria, and loan workout procedures.

The allowance for loan losses is composed of five separate categories corresponding to the Bank’s various loan classifications. The policy of the Bank is to segment the allowance to correspond to the various types of loans in the loan portfolio. These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to the respective levels of quantified and inherent risk. The initial assessment takes into consideration non-performing loans and the valuation of the collateral supporting each loan. Non-performing loans are risk-weighted based upon an aging schedule that typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears, or (2) serious delinquency, a situation in which a legal foreclosure action has been initiated. Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

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

Various factors are considered in determining the appropriate level of the allowance for loan losses. These factors include, but are not limited to:

1.	End-of-period levels and observable trends in non-performing loans;

2.	Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

3.	Analysis of the portfolio in the aggregate as well as on an individual loan basis, which considers:

i.	payment history;

ii.	underwriting analysis based upon current financial information; and

iii.	current inspections of the loan collateral by qualified in-house property appraisers/inspectors;

4.	Bi-weekly, and occasionally more frequent, meetings of executive management with the Mortgage and Real Estate Committee (which includes four outside directors, each possessing over 30 years of complementary real estate experience), during which observable trends in the local economy and their effect on the real estate market are discussed;

5.	Discussions with, and periodic review by, various governmental regulators (e.g., the Federal Deposit Insurance Corporation and the New York State Banking Department); and

6.	Full Board assessment of the preceding factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

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

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and post-retirement health care and life insurance benefits. The Company records annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the United States of America (“GAAP”), which include various actuarial assumptions, such as discount rates, assumed rates of return, assumed rates of compensation increases, turnover rates, and health care cost trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications are generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its employee benefit plans are reasonable based upon the advice of its actuaries.

Investment in Debt and Equity Securities

The Company’s portfolio of available-for-sale securities is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The market values of our securities, particularly fixed rate mortgage-backed securities, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. There were no securities write-downs during the nine months ended September 30, 2003.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level at least once a year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. According to Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, when available. Other acceptable valuation methods include present value measurement or measurements based on multiples of earnings or revenues or similar performance measures.

For the purpose of goodwill impairment testing, the Company has identified one reporting unit. During the second quarter of 2003 the Company performed its annual goodwill impairment test. The Company determined the fair value of the reporting unit to be in excess of its carrying value, using the quoted market price of the Company’s common stock on the impairment testing date as the basis for determining the fair value. As of the annual impairment test date, there was no indication of goodwill impairment.

Goodwill would be tested for impairment between annual tests if an event were to occur or circumstances were to change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of September 30, 2003, there were no such events or changes in circumstances. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

Income Taxes

The Company has established reserves for possible payments to various taxing authorities with respect to the admissibility and timing of tax deductions. Management has made certain assumptions and judgments concerning the eventual outcome of these items. The Company continually reviews those assumptions and judgments to reflect any changes that may have arisen concerning these items.

Overview

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Bank”), a New York State-chartered thrift institution that had assets of $12.9 billion and 108 banking offices serving customers throughout New York City, Long Island, Westchester County, and New Jersey at September 30, 2003. As a result of the merger of Roslyn Bancorp, Inc. (“Roslyn”) with and into the Company after the close of business on October 31, 2003, and the simultaneous merger of The Roslyn Savings Bank with and into the Bank, the Bank now has 147 locations in the New York metro region and New Jersey, and total assets of approximately $23 billion.

Unless otherwise specifically provided, the financial information furnished in this quarterly report does not take into account the completion of the Roslyn merger.

On September 3, 2003, the Company announced the signing of a definitive agreement to sell its South Jersey Bank Division, consisting of eight traditional branches, to Sun National Bank. The transaction, which includes deposits of approximately $360.0 million and commercial and consumer loans of approximately $14.0 million, is expected to close in December 2003 and to generate after-tax net gain of approximately $26.0 million.

Reflecting the pending sale of the South Jersey Bank Division, and the re-branding of certain remaining branches in January 2004, the Bank will operate 139 banking offices through seven community divisions, each one representing the Bank in a specific geographical area within metro New York. The seven divisions will be: Queens County Savings Bank, with 32 branches serving Queens; The Roslyn Savings Bank, with 59 branches serving Nassau and Suffolk counties and one in the Bronx; Richmond County Savings Bank, with 23 locations on Staten Island; Roosevelt Savings Bank, with nine branches in Brooklyn; CFS Bank, with six branches in Westchester County, Manhattan, and the Bronx; First Savings Bank of New Jersey, with four branches in Bayonne (Hudson County); and Ironbound Bank, with five branches in Essex and Union counties, New Jersey.

In the third quarter of 2003, the Company continued to focus on multi-family lending, while at the same time continuing its strategy of leveraged growth. In anticipation of the merger with Roslyn, the Company increased its Federal Home Loan Bank of New York (“FHLB-NY”) advances and repurchase agreements, and invested such funds in mortgage-backed securities, corporate bonds, and U.S. Government agency obligations featuring attractive spreads and limited extension risk.

Accordingly, as compared to December 31, 2002, the balance sheet at September 30, 2003 reflects a combined increase of $1.2 billion in mortgage-backed and other securities held to maturity to $1.9 billion, offsetting a $153.4 million decline in securities available for sale to $3.8 billion. Mortgage originations totaled $818.5 million in the current third quarter, boosting nine-month production to $2.4 billion. Multi-family loans represented $579.5 million of third-quarter originations and $1.8 billion of the nine-month amount. Mortgage loans outstanding totaled $5.9 billion at quarter-end, up $445.1 million from the year-end 2002 total, as the volume of loans produced was partly offset by repayments of $1.7 billion during this period of historically low market interest rates. Multi-family loans represented $5.0 billion of the September 30, 2003 total, or 85% of outstanding mortgage loans.

The Company recorded total revenues (defined as the sum of net interest income and other operating income) of $145.8 million in the third quarter of 2003, up $23.4 million from the level recorded in the year-earlier three months. The increase stemmed from a $16.6 million, or 16.8%, rise in net interest income to $115.5 million, and from a $6.7 million, or 28.4%, rise in other operating income to $30.3 million. The combined increase in revenues more than offset a $1.4 million rise in non-interest expense to $36.8 million and a $10.1 million rise in income tax expense to $36.9 million. The result was an $11.8 million, or 19.6%, year-over-year increase in third quarter 2003 net income to $72.2 million, equivalent to a $0.09, or 20.5%, rise in diluted earnings per share to $0.53.

The Company’s third quarter 2003 net income was impacted by the FHLB-NY’s suspension of its third quarter 2003 dividend. Based on the average FHLB-NY dividend received in the first six months of 2003, the Company determined that the suspension of said dividend reduced its third quarter 2003 net income by $2.2 million after taxes, equivalent to $0.02 per diluted share.

Other third quarter 2003 highlights include a $7.2 million, or 6.6%, linked-quarter increase in net interest income, accompanied by a linked-quarter increase in interest rate spread and net interest margin of 14 and two basis points, respectively.

Recent Events

Dividend Increase

On October 28, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share, payable on November 21, 2003 to shareholders of record at November 12, 2003. The $0.25 dividend is $0.02, or 8.7%, higher than the dividend paid in the third quarter of 2003 and $0.10, or 66.7%, higher than the split-adjusted dividend paid in November 2002.

Merger with Roslyn Bancorp, Inc.

After the close of business on October 31, 2003, the merger of Roslyn with and into the Company was completed and, with it, the merger of The Roslyn Savings Bank into the Bank. In connection with the Agreement and Plan of Merger dated June 27, 2003, shareholders of Roslyn received 0.75 of a share of the Company’s common stock for each share of Roslyn common stock held at the merger date. A total of 56,868,265 Company shares were issued in the merger and 2,068,150 shares retired, bringing the total number of Company shares outstanding to 192,617,299 after the close of business on October 31, 2003.

Unless otherwise specifically provided, the financial information furnished in this quarterly report does not take into account the closing of the Roslyn merger.

In connection with the merger, five members of the Roslyn Board of Directors have joined the Board of the Company, bringing the total number of directors to 16. The five new directors are Joseph L. Mancino, who will serve as Co-Chairman of the Board with Michael F. Manzulli; Maureen E. Clancy; Thomas A. Doherty; John M. Tsimbinos; and Spiros J. Voutsinas.

Financial Condition

At September 30, 2003, the Company recorded total assets of $12.9 billion, signifying a $1.6 billion, or 13.8%, rise from the total recorded at December 31, 2002. Mortgage loans represented $5.9 billion, or 45.4%, of the 2003 total, and were up $445.1 million, or 8.2%, from the year-end 2002 amount. The increase reflects year-to-date mortgage originations totaling $2.4 billion, including $818.5 million in the third quarter of 2003, net of principal repayments.

Multi-family loans accounted for $1.8 billion, or 77.4%, of year-to-date originations and $579.5 million, or 70.8%, of production during the three months ended September 30, 2003. Multi-family loans rose $485.0 million, or 10.8%, to $5.0 billion, representing 85.0% of mortgage loans outstanding at September 30, 2003.

The third quarter of 2003 was the Company’s 36th consecutive quarter without any net charge-offs being recorded since the fourth quarter of 1994. In addition, the balance of non-performing loans declined to $12.4 million, representing 0.21% of loans, net, at September 30, 2003 from $16.3 million, representing 0.30% of loans, net, at December 31, 2002. The reduction in non-performing loans was paralleled by a decline in non-performing assets, partly reflecting a $109,000 decline in foreclosed real estate to $66,000 since year-end. Non-performing assets totaled $12.5 million, or 0.10% of total assets, at the close of the current third quarter, an improvement from $16.5 million, or 0.15% of total assets, at December 31, 2002.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $40.5 million, equivalent to 326.12% of non-performing loans and 0.69% of loans, net, at September 30, 2003.

The Company continued to capitalize on the steepness of the yield curve in the third quarter of 2003, investing borrowed funds into securities with attractive spreads and limited extension risk. This strategy of leveraged growth is reflected in the $1.0 billion net increase in total securities to $7.5 billion at September 30, 2003 from the total recorded at December 31, 2002.

While securities available for sale declined $153.4 million to $3.8 billion during this time, the balance of held-to-maturity securities rose $447.6 million to $1.1 billion and the balance of mortgage-backed securities held to maturity rose $705.6 million to $742.5 million.

Other assets totaled $388.7 million at September 30, 2003, up $65.4 million from the year-end 2002 level. Included in the September 30, 2003 amount was the Company’s investment in Bank-owned Life Insurance (“BOLI”), which rose $40.7 million from the level recorded at December 31, 2002 to $243.7 million, primarily reflecting an additional purchase of $30.0 million and an increase in the cash surrender value of the policy.

Consistent with the leveraged growth strategy the Company has been pursuing, borrowings totaled $6.5 billion at September 30, 2003, up $1.9 billion from the balance recorded at December 31, 2002. The increase reflects an $817.7 million rise in FHLB-NY advances to $3.1 billion and a $1.1 billion rise in repurchase agreements to $3.0 billion. Trust preferred securities totaled $431.0 million at September 30, 2003, consistent with the level recorded at year-end 2002.

The Company also realized a modest increase in low-cost core deposits, primarily due to an increase in savings and non-interest-bearing accounts since year-end 2002. Core deposits totaled $3.3 billion at both September 30, 2003 and December 31, 2002, representing 67.8% and 62.9%, respectively, of total deposits. While core deposits continued to rise, certificates of deposit (“CDs”) continued to decline in volume and concentration, representing $1.6 billion, or 32.2%, of total deposits at the close of the current third quarter, as compared to $1.9 billion, or 37.1%, of the total at year-end 2002. The shift from CDs to core deposits has been a steady trend over the past several quarters, and is indicative of management’s emphasis on attracting lower-cost deposits and the unwillingness of many customers to commit their savings to long-term accounts during a period of historically low market interest rates.

Stockholders’ equity totaled $1.3 billion at September 30, 2003, equivalent to a book value of $9.74 per share, based on 133,069,026 shares. At December 31, 2002, stockholders’ equity was $28.1 million higher, and equivalent to a book value of $9.73, based on 136,078,457 shares. The 2003 total reflects nine-month net income of $211.3 million and additional contributions to stockholders’ equity totaling $21.4 million, which were offset by nine-month 2003 dividend distributions totaling $84.7 million and the allocation of $155.5 million toward the repurchase of 5,881,073 of the Company’s shares.

At September 30, 2003, the Company continued to significantly exceed the minimum federal requirements for leverage, Tier 1, and total risk-based capital, with leverage capital equal to 8.91% of adjusted average assets, and Tier 1 and total risk-based capital equal to 18.18% and 18.87% of risk-weighted assets, respectively.

Mortgage and Other Loans

The Company’s principal asset consists of loans on rent-controlled and rent-stabilized buildings, primarily located in Manhattan, Queens, and Brooklyn, three of the five boroughs of New York City. Consistent with management’s emphasis on such multi-family lending, multi-family loans accounted for $1.8 billion, or 77.4%, of year-to-date originations and $579.5 million, or 70.8%, of loans produced during the three months ended September 30, 2003. In addition, the Company’s $1.5 billion loan pipeline three weeks into the fourth quarter included $1.2 billion of multi-family loans. While the Company expects to close such loans by year-end 2003, its ability to do so may be impacted by such factors as a change in market interest rates or economic conditions, or an increase in competition from other thrifts and banks.

At September 30, 2003, multi-family loans totaled $5.0 billion, or 85.0% of total mortgage loans outstanding, up $485.0 million, or 10.8%, from the balance recorded at December 31, 2002. While the high volume of loans produced was partly offset by repayments totaling $1.7 billion, related prepayment penalties contributed to a rise in nine-month fee income and to the relative stability of the Company’s average yield during this time of declining interest rates.

The average loan in the multi-family loan portfolio had a principal balance of $2.1 million and a loan-to-value ratio of 56.4% at September 30, 2003.

The remainder of the loan portfolio at September 30, 2003 consisted of commercial real estate loans totaling $596.7 million, construction loans totaling $113.8 million, and one-to-four family loans totaling $165.8 million. While the portfolio of commercial real estate loans rose $63.3 million after nine-month originations totaling $232.4 million, the balance of construction and one-to-four family loans declined $3.2 million and $100.0 million, after nine-month originations of $55.6 million and $244.3 million, respectively. The reduction in one-to-four family loans reflects a high volume of prepayments and the Company’s policy of selling the one-to-four family loans it originates to a third-party conduit within ten days of the loans being closed.

Nine-month mortgage originations thus totaled $2.4 billion, including $818.5 million in the third quarter of the year. Reflecting the volume of loans produced, and the offsetting impact of repayments, mortgage loans outstanding rose $445.1 million, or 8.2%, to $5.9 billion at September 30, 2003. Other loans declined $2.8 million to $76.0 million over the nine-month period, reflecting management’s preference for multi-family and commercial real estate lending, and the Company’s practice of selling its consumer loans to a third-party conduit shortly after such loans are closed.

Asset Quality

The Company’s record of asset quality was extended in the third quarter of September 30, 2003. In addition to realizing a reduction in non-performing loans and non-performing assets, the third quarter of 2003 was the Company’s 36th consecutive quarter without any net charge-offs being recorded since the fourth quarter of 1994.

At September 30, 2003, the balance of non-performing loans totaled $12.4 million, an improvement from $13.3 million at June 30, 2003 and from $16.3 million at December 31, 2002. Non-performing loans represented 0.21% of loans, net, at the close of the current third quarter, as compared to 0.23% and 0.30%, respectively, at the earlier dates. Included in non-performing loans at September 30, 2003 were mortgage loans in foreclosure totaling $9.0 million, other non-accrual loans totaling $51,000, and loans 90 days or more delinquent and still accruing interest totaling $3.3 million.

A loan is generally classified as a “non-accrual loan” when it is 90 days past due and management has determined that the collectibility of the loan is doubtful. When a loan is placed on “non-accrual” status, the Bank ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and the Bank has reasonable assurance that the loan will be fully collectible.

The improvement in non-performing loans was paralleled by an improvement in non-performing assets, which totaled $12.5 million, representing 0.10% of total assets, at September 30, 2003. At June 30, 2003 and December 31, 2002, non-performing assets totaled $13.4 million and $16.5 million, respectively, representing 0.11% and 0.15% of total assets at the corresponding dates. The September 30 and June 30, 2003 amounts included foreclosed real estate in the amount of $66,000; at December 31, 2002, foreclosed real estate amounted to $175,000.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $40.5 million, representing 326.12% of non-performing loans and 0.69% of loans, net, at September 30, 2003. At December 31, 2002, the same allowance represented 247.83% of non-performing loans and 0.74% of loans, net. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

For more information regarding asset quality and the loan loss allowance, see the discussion of the provision for loan losses on page 26 and the discussion of the allowance for loan losses beginning on page 11.

Asset Quality Analysis

	At or For the Nine Months Ended September 30, 2003	At or For the Year Ended December 31, 2002
(dollars in thousands)	(unaudited)
Allowance for Loan Losses:
Balance at beginning of period	$40,500	$40,500
Provision for loan losses	—	—

Balance at end of period	$40,500	$40,500

Non-performing Assets at Period-end:
Mortgage loans in foreclosure	$9,025	$11,915
Other non-accrual loans	51	—
Loans 90 days or more delinquent and still accruing interest	3,342	4,427

Total non-performing loans	12,418	16,342
Foreclosed real estate	66	175

Total non-performing assets	$12,484	$16,517

Ratios:
Non-performing loans to loans, net	0.21%	0.30%
Non-performing assets to total assets	0.10	0.15
Allowance for loan losses to non-performing loans	326.12	247.83
Allowance for loan losses to loans, net	0.69	0.74

Securities and Mortgage-backed Securities

The Company continued to pursue its strategy of leveraged growth during the third quarter of 2003, while at the same time preparing for the completion of the Roslyn merger. Continuing to capitalize on the steepest yield curve in more than a decade, and utilizing the cash flows generated through loan and securities prepayments, the Company increased its investments in mortgage-backed securities, corporate bonds, and U.S. Government agency obligations that featured attractive spreads and limited extension risk.

The result was a $1.0 billion net rise in total securities, to $5.7 billion, including a $447.6 million increase in securities held to maturity to $1.1 billion and a $705.6 million increase in mortgage-backed securities held to maturity to $742.5 million at September 30, 2003. The market values of mortgage-backed securities held to maturity were $727.8 million and $38.5 million, respectively, at September 30, 2003 and December 31, 2002, representing 98.0% and 104.2% of the carrying values of these securities at the corresponding dates. The market values of securities held to maturity were $1.2 billion and $717.6 million, respectively, at September 30, 2003 and December 31, 2002, equivalent to 103.1% and 102.6% of their carrying values at the corresponding dates.

U.S. Government agency obligations represented $377.4 million, or 32.9%, of securities held to maturity at the close of the current third quarter; there were no such securities in the portfolio at December 31, 2002. Corporate bonds rose $25.9 million to $259.5 million, while capital trust notes rose $1.8 million to $275.7 million at September 30, 2003. In addition, the Company had stock in the FHLB totaling $218.8 million at the close of the current third quarter, as compared to $186.9 million at year-end 2002. The amount of FHLB stock held is a function of the Company’s utilization of FHLB-NY borrowings in the form of advances and repurchase agreements, which totaled $4.4 billion at September 30, 2003.

The growth in the portfolios of held-to-maturity securities since the end of December was partly offset by a $153.4 million reduction in the balance of available-for-sale securities to $3.8 billion at September 30, 2003. Mortgage-backed securities represented $3.2 billion, or 83.7%, of available-for-sale securities at the close of the current third quarter, as compared to $3.6 billion, or 91.0%, at December 31, 2002. The remainder of the available-for-sale portfolio at quarter-end consisted primarily of U.S. Government agency obligations totaling $128.7 million, up $108.7 million; corporate bonds totaling $137.1 million, up $80.3 million, and capital trust notes totaling $245.1 million, representing a $29.0 million increase from the year-end 2002 amount.

Securities sales, prepayments, and redemptions generated cash flows of $2.1 billion during the current third quarter and $4.9 billion over the current nine-month period.

Since the completion of the Roslyn merger, management has been in the process of analyzing the securities portfolio of the combined company and believes that the cash flows generated by the portfolio provides it with the flexibility to restructure or downsize the balance sheet, depending on the economy and prevailing interest rates.

Sources of Funds

On a stand-alone basis, the Company has four primary sources of funding for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Bank; capital raised through the issuance of trust preferred securities; capital raised through the issuance of stock; and maturities of, and income from, investments. The Bank’s ability to pay dividends to the Company is generally limited by New York State banking law and regulations and the regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank’s traditional sources of funds are the deposits it gathers and the line of credit it maintains with the FHLB-NY. The Bank’s line of credit is collateralized by stock in the FHLB and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. In recent quarters, the Bank has obtained additional funding in the form of repurchase agreements, either with the FHLB-NY or major Wall Street brokerage firms. Cash flows from the interest and principal payments received on loans and from the interest on, and prepayments of, mortgage-backed and other investment securities have been another significant funding source during the past nine months.

Throughout the year, the Bank has taken advantage of the steepest yield curve in more than a decade to implement a profitable leveraged growth strategy. The interest-earning asset growth recorded since year-end 2002 was largely funded by an increase in low-cost, short-term borrowings. Borrowings totaled $6.5 billion at September 30, 2003, up $1.9 billion from the balance recorded at December 31, 2002. The increase reflects an $817.7 million rise in FHLB-NY advances to $3.1 billion and a $1.1 billion rise in repurchase agreements to $3.0 billion. The remainder of the balance consisted of trust preferred securities totaling $431.0 million. Of the Bank’s repurchase agreements at quarter’s end, $1.7 billion, or 57.0%, were through various Wall Street brokerage firms and $1.3 billion, or 43.0%, were through the FHLB-NY.

The Company’s funding sources at September 30, 2003 also reflect four interest rate swap agreements into which the Company entered in the second quarter of the year. The agreements effectively converted four of the Company’s trust preferred securities from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the trust preferred securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the trust preferred securities. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At September 30, 2003, a $2.2 million asset, representing the fair value of the interest rate swap agreements, was recorded in “other assets.” An offsetting adjustment was made to the carrying amount of the trust preferred securities to recognize the change in their fair value.

Asset growth has also been funded by a rising balance of low-cost core deposits, primarily reflecting an increase in savings and non-interest-bearing accounts. Core deposits totaled $3.3 billion at both September 30, 2003 and December 31, 2002, representing 67.8% and 62.9%, respectively, of total deposits. While NOW and money market accounts fell $21.4 million to $1.2 billion during this time, this decline was offset by a $33.5 million rise in savings accounts to $1.7 billion and by a $15.1 million rise in non-interest-bearing accounts to $480.2 million.

The balance of CDs continued to fall in the current third quarter, consistent with management’s focus on reducing the balance of higher cost sources of funds. At September 30, 2003, CDs totaled $1.6 billion, down $365.2 million from the year-end 2002 amount. In concert with the rising concentration of core deposits, CDs represented 32.2% of total deposits at the close of the current third quarter, as compared to 37.1% at December 31, 2002.

In the nine months ended September 30, 2003, significant funding also stemmed from the cash flows generated by the high volume of prepayments on loans and mortgage-backed securities. With mortgage interest rates remaining at historically low levels, the cash flows generated by prepayments totaled $4.8 billion year-to-date.

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

The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in prepayment levels and market interest rates. Mortgage prepayments will vary due to a number of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments have been prevailing interest rates and the related mortgage refinancing opportunities. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix can be made on a timely basis when deemed appropriate. To enhance its management of interest rate risk, the Company engaged in an interest rate swap midway through the second quarter of 2003. Under the terms of the swap, the fixed interest rate on $65.0 million of the Company’s trust preferred securities was converted to a variable rate. The Company does not currently participate in any other activities involving hedging or the use of off-balance sheet derivative financial instruments.

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

In the first nine months of 2003, the Company continued to grow its portfolio of multi-family and commercial real estate loans while, at the same time, realizing a reduction in the portfolio of one-to-four family and consumer loans. In addition, the Company continued to invest in securities of shorter duration, primarily in the form of mortgage-backed securities and, to a lesser extent, corporate bonds and U.S. Government agency obligations. At the same time, the Company continued to take advantage of the favorable yield curve, maintaining its strategy of leveraged asset growth. Due to the resultant increase in short-term borrowings, the Company’s one-year interest rate sensitivity gap at September 30, 2003 was a negative 21.18%, as compared to a negative 16.03% at December 31, 2002.

The Company also monitors changes in the net present value of the expected future cash flows of its assets and liabilities, which is referred to as the net portfolio value, or NPV. To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. As of September 30, 2003, a 200-basis point increase in interest rates would have reduced the NPV to approximately 14.27% (as compared to 8.17% at December 31, 2002).

It is expected that Roslyn’s asset-sensitive balance sheet will lessen the combined company’s exposure to interest rate volatility. However, there can be no assurances that future changes in the Company’s mix of assets and liabilities will not result in greater changes to the gap or NPV.

Liquidity and Capital Position

Liquidity

Liquidity is managed to ensure that cash flows are sufficient to support the Bank’s operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic loan and deposit demand.

As previously indicated, the Bank’s primary funding sources are borrowings and deposits, with additional funding stemming from interest and principal payments on loans, securities, and mortgage-backed securities, and the sale of securities and loans. While borrowings and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage and mortgage-backed securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

The principal investing activities of the Bank are the origination of mortgage loans (primarily secured by multi-family buildings) and, to a lesser extent, the purchase of mortgage-backed and other investment securities. In the nine months ended September 30, 2003, the net cash used in investing activities totaled $1.5 billion, largely reflecting the purchase of securities available for sale totaling $4.7 billion, the purchase of securities and mortgage-backed securities held to maturity totaling $1.3 billion, and the origination of mortgage loans totaling $2.4 billion. These items were offset by proceeds from the redemption, prepayment, and sale of securities totaling $4.9 billion and loan repayments and prepayments totaling $1.7 billion.

The Bank’s investing activities were funded by internal cash flows generated by its operating and financing activities. In the first nine months of 2003, the net cash provided by operating activities totaled $140.1 million, while the net cash provided by financing activities totaled $1.4 billion. The latter amount largely reflects a $1.9 billion net increase in borrowings in connection with the Company’s leveraged growth strategy and preparations for the merger with Roslyn.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $136.9 million at September 30, 2003, as compared to $97.6 million at December 31, 2002. Additional liquidity stems from the Bank’s portfolio of securities available for sale, which totaled $3.8 billion at the close of the current third quarter, and from the Bank’s approved line of credit with the FHLB-NY, which amounted to $5.2 billion at the same date.

CDs due to mature in one year or less from September 30, 2003 totaled $1.2 billion; based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank’s branch offices. The Company’s ability to retain its deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, types of deposit products offered, and the competitiveness of its interest rates. Any potential declines in deposit balances would be addressed by utilizing alternative funding sources, including borrowings.

The Bank’s off-balance sheet commitments at September 30, 2003 consisted of outstanding mortgage loan commitments of $1.1 billion and commitments to purchase mortgage-backed and investment securities in the amount of $1.0 billion.

It is currently management’s expectation that the liquidity position of the Company will be enhanced as a result of the Roslyn merger.

Capital Position

The Company recorded stockholders’ equity of $1.3 billion at September 30, 2003, down $28.1 million from the level recorded at December 31, 2002. The 2003 amount was equivalent to 10.06% of total assets and a book value of $9.74 per share, based on 133,069,026 shares; the 2002 amount was equivalent to 11.70% of total assets and a book value of $9.73 per share, based on 136,078,457 shares, as adjusted to reflect the 4-for-3 stock split on May 21, 2003. The Company calculates book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of the period from the number of shares outstanding at the same date. At September 30, 2003, the number of unallocated ESOP shares was 4,572,934; at December 31, 2002, the split-adjusted number of unallocated ESOP shares was 4,807,495. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

While stockholders’ equity was fueled by net income of $211.3 million and additional contributions to stockholders’ equity totaling $21.4 million, these additions were modestly offset by the distribution of cash dividends totaling $84.7 million and the allocation of $155.5 million toward the repurchase of Company shares. The Company repurchased 5,881,073 shares in the current nine-month period, including 1,696,636 in the third quarter of the year. The Company repurchases shares in the open market or through privately negotiated transactions.

In connection with the signing of the Merger Agreement with Roslyn on June 27, 2003, the Board of Directors increased its existing share repurchase authorization, enabling the Company to repurchase up to five million shares. Under such authorization, a total of 3,303,364 shares were still available for repurchase at September 30, 2003.

In further connection with the merger, a total of 56,868,265 shares of Company stock were issued, and a total of 2,068,150 shares of Company stock retired, after the close of business on October 31, 2003.

The level of capital at September 30, 2003 significantly exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $1.1 billion, or 8.91% of adjusted average assets; its Tier 1 and total risk-based capital each amounted to $1.1 billion, representing 18.18% and 18.87% of risk-weighted assets, respectively. At December 31, 2002, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $707.8 million, $707.8 million, and $749.0 million, representing 7.03% of adjusted average assets, 13.90% of risk-weighted assets, and 14.71% of risk-weighted assets, respectively. In addition, as of September 30, 2003, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2003, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At September 30, 2003
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,067,165	8.91%	$1,067,165	18.18%	$1,107,710	18.87%
Regulatory capital requirement	599,154	5.00	352,172	6.00	586,953	10.00

Excess	$468,011	3.91%	$714,993	12.18%	$520,757	8.87%

Regulatory Capital Analysis (Bank Only)

	At September 30, 2003
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,076,179	9.00%	$1,076,179	18.21%	$1,116,724	18.89%
Regulatory capital requirement	478,183	4.00	236,432	4.00	472,865	8.00

Excess	$597,996	5.00%	$839,747	14.21%	$643,859	10.89%

It is currently management’s expectation that, following the Roslyn merger, the Company and the Bank will continue to be well capitalized under the federal regulatory guidelines.

Comparison of the Three Months Ended September 30, 2003 and 2002

Earnings Summary

The Company continued to demonstrate its capacity to generate earnings in the third quarter of 2003. In addition to producing $818.5 million of mortgage loans, including $579.5 million in its niche multi-family market, the Company continued to pursue its profitable strategy of leveraged growth. Utilizing borrowed funds, and the cash flows generated by mortgage and securities prepayments, the Company increased its portfolios of held-to-maturity securities and mortgage-backed securities.

The Company reported third quarter 2003 net income of $72.2 million, up 19.6% from $60.4 million in the third quarter of 2002. The 2003 amount provided a 2.28% return on average assets (“ROA”) and a 22.05% return on average stockholders’ equity (“ROE”), and was equivalent to a 20.5% rise in diluted earnings per share to $0.53 from $0.44. Diluted earnings per share for the third quarter of 2002 have been adjusted to reflect the Company’s 4-for-3 stock split on May 21, 2003.

The Company’s third quarter 2003 diluted earnings per share were negatively impacted by the FHLB-NY’s suspension of its third quarter dividend. The suspension reduced the Company’s net income by $2.2 million after taxes, equivalent to $0.02 per diluted share. In addition, the Company’s third quarter 2003 diluted earnings per share reflect the negative $0.01 per share impact of a dilutive 1.5 million-share increase in common stock equivalents, reflecting the 8.3% increase in the value of the Company’s shares during the three months ended September 30, 2003.

The 19.6% increase in third quarter 2003 net income was driven by a $16.6 million, or 16.8%, rise in net interest income to $115.5 million, together with a $6.7 million, or 28.4%, increase in other operating income to $30.3 million. Total revenues thus rose 19.1% to $145.8 million in the current third quarter from $122.5 million in the year-earlier three months.

The increase in net interest income was the combined result of a $14.1 million rise in interest income to $168.5 million and a $2.5 million decline in interest expense to $53.0 million. The growth in interest income was fueled by a $2.5 billion rise in the average balance of interest-earning assets to $11.4 billion, which significantly offset a 103-basis point decline in the average yield to 5.90% due, in large part, to the suspension of the FHLB-NY dividend. The reduction in interest expense was the net effect of a $2.5 billion rise in the average balance of interest-bearing liabilities to $10.8 billion and a 70-basis point reduction in the average cost of funds to 1.95%.

The growth in net interest income was supported by the leveraged growth of the balance sheet over the past four quarters, which was funded by an increasingly low-cost mix of funds. Reflecting the increase in borrowed funds, and the FHLB-NY dividend suspension, the Company’s interest rate spread and net interest margin equaled 3.95% and 4.04%, respectively, in the current third quarter, as compared to 4.28% and 4.44%, respectively, in the year-earlier three months. Had the FHLB-NY dividend been received in the current third quarter, the Company’s spread and margin would have been 4.07% and 4.16%, respectively. While the Company’s spread and margin contracted on a year-over-year basis, the measures were 14 and 2 basis points higher than the measures reported for the second quarter of 2003.

The growth in other operating income stemmed from a $6.4 million increase in fee income to $17.2 million and from a $1.6 million increase in net securities gains to $5.5 million. These increases more than offset a $1.2 million decline in other income, primarily reflecting a reduction in third-party investment product revenues.

The growth in total revenues was more than sufficient to offset a modest increase in non-interest expense. Non-interest expense totaled $36.8 million in the current third quarter, as compared to $35.3 million in the year-earlier three months. Total operating expenses accounted for $35.3 million and $33.8 million of the respective totals, while the amortization of core deposit intangible (“CDI”) accounted for the remaining $1.5 million of each. While the $1.4 million increase in operating expenses was spread across all four categories, compensation and benefits expense accounted for the largest portion, having risen $755,000 to $19.7 million year-over-year. The increase was largely due to the significant appreciation in the value of shares held in the Company’s ESOP.

The net effect of the Company’s total revenue growth and the increase in operating expenses was a 346-basis point year-over-year improvement in the efficiency ratio to 24.18%.

Income tax expense rose $10.1 million year-over-year to $36.9 million, reflecting a $21.9 million rise in pre-tax income to $109.1 million and an effective tax rate of 33.8%.

The provision for loan losses had no bearing on the Company’s third quarter 2003 or 2002 earnings, having been suspended since the second quarter of 1995.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company’s interest-earning assets, the yield on such assets, and the current level of market interest rates.

The Company recorded interest income of $168.5 million in the third quarter of 2003, up $14.1 million from the level recorded in the third quarter of 2002. The 9.2% increase was fueled by a $2.5 billion rise in the average balance of interest-earning assets to $11.4 billion, significantly offsetting a 103-basis point decline in the average yield to 5.90%. The higher average balance largely reflects the leveraged growth strategy that has been in effect over the past four quarters. The lower yield was the lowest provided to date by the Company’s assets, reflecting both the impact of the FHLB-NY’s third quarter dividend suspension and the current interest rate environment.

Mortgage and other loans, net, generated interest income of $108.2 million during the current third quarter, representing 64.2% of total interest income and an 8.3% increase from $99.9 million in the year-earlier three months. The interest income provided by loans was boosted by a $498.5 million rise in the average balance to $5.8 billion, representing 51.0% of average interest-earning assets and offsetting a 13-basis point decline in the average yield to 7.37%.

Securities generated third quarter 2003 interest income of $24.5 million, representing 14.6% of total interest income and a $15.8 million increase from the level recorded in the year-earlier three months. The increase was fueled by a $1.3 billion rise in the average balance to $1.9 billion, representing 16.4% of average interest-earning assets. The latter increase was somewhat offset by a 50-basis point decline in the average yield to 5.24%, reflecting the impact of the FHLB-NY’s suspension of its third quarter 2003 dividend and the current interest rate environment. Had the dividend been paid on the Company’s shares of FHLB-NY stock, the Company’s securities would have generated interest income of $28.0 million; similarly, the yield on such assets would have risen 23 basis points year-over-year to 5.97%, rather than declining 50 basis points to 5.24%.

The interest income generated by mortgage-backed securities totaled $35.5 million in the current third quarter, down $9.8 million from the year-earlier level despite a $742.1 million rise in the average balance to $3.7 billion. The reduction was the result of a 230-basis point decline in the average yield to 3.85%, reflecting the historically low interest rate environment.

Money market investments provided third quarter 2003 interest income of $229,000, down $148,000 from the year-earlier amount. The reduction was the net effect of a $3.8 million increase in the average balance to $35.9 million and a 212-basis point decline in the average yield to 2.53%.

Interest Expense

The level of interest expense is a function of the average balance and composition of the Company’s interest-bearing liabilities and the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

In the third quarter of 2003, the Company recorded total interest expense of $53.0 million, down $2.5 million from the level recorded in the third quarter of 2002. The reduction was the net effect of a $2.5 billion rise in the average balance of interest-bearing liabilities to $10.8 billion and a 70-basis point reduction in the average cost of funds to 1.95%.

Consistent with the Company’s strategy of capitalizing on the steep yield curve, and its preparations for the post-merger restructuring of the balance sheet, the average balance of borrowings totaled $6.2 billion in the current third quarter as compared to $3.6 billion in the year-earlier three months. Borrowings generated third quarter 2003 interest expense of $41.1 million, representing 77.5% of the total and a $7.0 million increase from the level recorded in the third quarter of 2002. The higher average balance of borrowings was partly offset by a 119-basis point reduction in the average cost of such funds to 2.61%.

Core deposits (NOW and money market accounts, savings accounts, and non-interest-bearing deposits) generated third quarter 2003 interest expense of $4.4 million, down $5.4 million from the amount generated in the year-earlier three months. The reduction was the net effect of a $76.7 million increase in the average balance to $3.3 billion and a 68-basis point decline in the average cost of such funds to 0.52%. The higher average balance reflects management’s focus on attracting low-cost core deposits; the lower cost reflects the continuing decline in market interest rates. Non-interest-bearing deposits represented $482.2 million of the average balance of core deposits in the current third quarter, and were up $19.2 million year-over-year.

The interest expense generated by NOW and money market accounts declined $2.4 million year-over-year to $2.0 million, the net effect of a $33.7 million rise in the average balance to $1.2 billion and an 86-basis point reduction in the average cost to 0.67%. At the same time, the interest expense generated by savings accounts declined $3.0 million to $2.4 million, as a $23.9 million rise in the average balance to $1.7 billion was offset by a 73-basis point decline in the average cost to 0.57%.

CDs generated interest expense of $7.5 million in the current third quarter, representing 14.1% of the total, and a $4.0 million reduction from the year-earlier amount, which had represented 20.8% of total interest expense. The reduction was the combined result of a $219.7 million decline in the average balance to $1.7 billion and a 64-basis point decline in the average cost of such funds to 1.76%. While the lower cost is indicative of market interest rates during the period under discussion, the lower average balance is indicative of management’s focus on attracting lower-cost deposits and the reluctance of customers to commit to longer-term savings accounts during this time.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2003				2002
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$5,822,703	$108,178	7.37%		$5,324,162	$99,862	7.50%
Securities	1,873,788	24,536	5.24		609,915	8,754	5.74
Mortgage-backed securities	3,690,427	35,547	3.85		2,948,337	45,353	6.15
Money market investments	35,948	229	2.53		32,184	377	4.65

Total interest-earning assets	11,422,866	168,490	5.90		8,914,598	154,346	6.93
Non-interest-earning assets	1,232,711				1,192,603

Total assets	$12,655,577				$10,107,201

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market accounts	$1,173,863	$1,972	0.67%		$1,140,190	$4,403	1.53%
Savings accounts	1,683,151	2,435	0.57		1,659,270	5,434	1.30
Certificates of deposit	1,686,383	7,488	1.76		1,906,057	11,519	2.40
Mortgagors’ escrow	18,881	1	0.02		30,686	3	0.04

Total interest-bearing deposits	4,562,278	11,896	1.03		4,736,203	21,359	1.79
Borrowings	6,241,174	41,089	2.61		3,567,339	34,130	3.80

Total interest-bearing liabilities	10,803,452	52,985	1.95		8,303,542	55,489	2.65
Non-interest-bearing deposits	482,151				462,981
Other liabilities	60,453				117,523

Total liabilities	11,346,056				8,884,046
Stockholders’ equity	1,309,521				1,223,155

Total liabilities and stockholders’ equity	$12,655,577				$10,107,201

Net interest income/interest rate spread		$115,505	3.95%			$98,857	4.28%

Net interest-earning assets/net interest margin	$619,414		4.04%		$611,056		4.44%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

Core deposits	$3,339,165	$4,407	0.52%		$3,262,441	$9,837	1.20%

Net Interest Income

Net interest income is the Company’s primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of the Company’s interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”). The FOMC reduces, maintains, or increases the federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. The federal funds rate was reduced 50 basis points to 1.25% in November 2002; on June 25, 2003, the rate was again lowered, to 1.00%.

In the third quarter of 2003, the Company recorded net interest income of $115.5 million, up $16.6 million, or 16.8%, from the level recorded in the third quarter of 2002. The increase was tempered, in part, by the FHLB-NY’s suspension of its third quarter dividend. Had the dividend been paid by the FHLB-NY, net interest income would have totaled $118.9 million, representing a year-over-year increase of 20.3%. The growth in net interest income largely reflects the leveraged growth of the Company’s interest-earning assets, which has been primarily funded by low-cost borrowings. The cash flows generated by prepayments and securities sales during the current third quarter were primarily invested in multi-family loans, corporate bonds, and U.S. Government agency obligations featuring higher yields than the assets they replaced.

The suspension of the FHLB-NY dividend also impacted the Company’s interest rate spread and net interest margin, which equaled 3.95% and 4.04% in the current third quarter, as compared to 4.28% and 4.44%, respectively, in the year-earlier three months. Had the dividend been received, the Company’s spread and margin would each have been 12 basis points higher and equaled 4.07% and 4.16%, respectively.

While the Company’s third quarter 2003 spread and margin narrowed on a year-over-year basis, the linked-quarter comparison reflects an increase of 14 and two basis points, respectively. Similarly, net interest income rose $7.2 million on a linked-quarter basis, signifying an increase of 6.6%.

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

The provision for loan losses continued to be suspended in the current third quarter, based on management’s assessment of the loan loss allowance and the current and historic performance of the mortgage loan portfolio. The third quarter of 2003 was the 36th consecutive quarter without any net charge-offs against the allowance for loan losses.

For additional information about the allowance for loan losses and asset quality, please see the discussions beginning on pages 11 and 16 of this report.

Other Operating Income

The Company derives other operating income from several sources which are classified into one of three categories: fee income, which is generated by service charges on loans and traditional banking products; net gains on the sale of securities; and other income, which includes revenues derived from the sale of third-party investment products and through the Company’s 100% equity interest in Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm. Also included in other income is the income derived from the Company’s investment in BOLI and from the origination of one-to-four family and consumer loans on a conduit basis, as previously discussed under “Mortgage and Other Loans” on page 16.

The Company recorded other operating income of $30.3 million in the current third quarter, as compared to $23.6 million in the third quarter of 2002. Other operating income represented 20.8% of total revenues in the current three-month period, up from 19.3% in the year-earlier three months.

The 28.4% increase in third quarter 2003 other operating income was boosted by a $6.4 million rise in fee income to $17.2 million and by a $1.6 million rise in net securities gains to $5.5 million. These increases more than offset a $1.2 million decline in other income to $7.6 million, which was primarily due to an $869,000 reduction in revenues generated by third-party investment product sales to $1.6 million. The latter decline reflects the Company’s increased focus on attracting core deposits, rather than on the sale of annuities and mutual funds during this time.

In addition, the revenues generated through the sale of loans totaled $561,000, down $934,000 from the year-earlier amount. In the third quarter of 2002, the Company sold home equity loans totaling $71.4 million. The sale resulted in a net gain of $664,000, which was recorded as “other income” during said period.

The decline in revenues from the sale of third-party investment products and loans was somewhat offset by increased revenues from PBC and the Company’s BOLI investment. For the three months ended September 30, 2003, such revenues totaled $1.9 million and $3.3 million, up $500,000 and $512,000, respectively, year-over-year.

Non-interest Expense

Non-interest expense has two primary components: operating expenses, consisting of compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from the Company’s July 31, 2001 merger-of-equals with Richmond County Financial Corp.

Non-interest expense totaled $36.8 million in the current third quarter, as compared to $35.3 million in the third quarter of 2002. Operating expenses accounted for $35.3 million and $33.8 million of non-interest expense in the respective quarters, and represented 1.11% and 1.34% of average assets, respectively. The remaining $1.5 million of non-interest expense consisted of the Company’s CDI amortization in each of the respective periods.

The $1.4 million increase in operating expenses during the current third quarter was spread across all four categories, and included a $755,000 rise in compensation and benefits expense to $19.7 million; a $203,000 rise in occupancy and equipment expense to $6.2 million; a $302,000 rise in G&A expense to $8.1 million; and a $154,000 rise in other expenses to $1.2 million. While the higher levels of G&A and other expenses were due to several factors, the increase in compensation and benefits expense largely reflects the appreciation in value of shares held in the Company’s ESOP. In addition, the rise in occupancy and equipment expense reflects improvements to the physical plant of the Company’s branch offices and upgrades to its information technology.

The increase in operating expenses was sufficiently offset by the revenue growth recorded in the current third quarter to produce a 346-basis point year-over-year improvement in the efficiency ratio to 24.18%.

The number of full-time equivalent employees at September 30, 2003 was 1,406.

Income Tax Expense

The Company recorded income tax expense of $36.9 million in the current third quarter, as compared to $26.8 million in the third quarter of 2002. The increase reflects a 25.2% rise in pre-tax income to $109.1 million from $87.1 million, and an increase in the effective tax rate to 33.8% from 30.7%.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Earnings Summary

For the nine months ended September 30, 2003, the Company recorded net income of $211.3 million, representing a 28.2% increase from $164.8 million in the year-earlier nine months. The 2003 amount provided an ROE and ROA of 21.24% and 2.29%, respectively, and was equivalent to a 27.3% rise in diluted earnings per share to $1.54 from $1.21. Diluted earnings per share for the nine months ended September 30, 2002 have been adjusted to reflect the 4-for-3 stock split on May 21, 2003.

The Company’s nine-month 2003 earnings were influenced by a combination of several factors, including changes in long-term interest rates over the course of the year. While the asset mix was replenished with lower yielding loans and securities in the first six months of the year, long-term rates began rising in the third quarter. As a result, the cash flows derived from the high volume of mortgage and securities prepayments were invested in higher yielding assets as the nine-month period progressed. In addition to producing a high volume of mortgage loans, primarily secured by multi-family buildings, the Company continued to grow its mix of interest-earning assets by investing borrowed funds into mortgage-backed and other securities with attractive spreads and low extension risk. The increase in nine-month 2003 earnings reflects a $54.8 million, or 19.8%, rise in net interest income to $332.2 million and a $19.1 million, or 26.7%, rise in other operating income to $90.4 million. The growth in net interest income stemmed from a $49.6 million rise in interest income to $497.4 million and from a $5.2 million decline in interest expense to $165.2 million. The rise in interest income was fueled by a $2.4 billion, or 28.6%, rise in the average balance of interest-earning assets to $10.9 billion, and tempered by a 96-basis point drop in the average yield to 6.08%. The year-over-year reduction in interest expense was the net effect of a $2.3 billion rise in the average balance of interest-bearing liabilities to $10.3 billion and a 72-basis point decline in the average cost of funds to 2.14%.

The growth in other operating income stemmed from a $10.8 million rise in fee income to $43.6 million and a $10.9 million rise in net securities gains to $22.5 million. These increases served to offset a $2.6 million decline in other income to $24.3 million, primarily reflecting a reduction in revenues from third-party investment product sales. Other operating income represented 21.4% of total revenues in the current nine-month period, up from 20.5% in the year-earlier nine months.

The $73.9 million increase in total revenues was more than enough to offset a $2.3 million rise in non-interest expense to $107.6 million and a $25.1 million rise in income tax expense to $103.7 million.

Total operating expenses represented $103.1 million of non-interest expense in the current nine-month period, as compared to $100.8 million in the year-earlier nine months. The increase stemmed from a $4.0 million rise in compensation and benefits expense to $58.6 million and from a far lesser $53,000 rise in occupancy and equipment expense. These increases were partly offset by declines of $1.4 million and $358,000 in G&A and other expenses to $23.0 million and $3.8 million, respectively.

The increase in income tax expense was due to a $71.6 million, or 29.4%, rise in pre-tax income to $315.0 million and also reflects an effective tax rate of 32.9% for the nine months ended September 30, 2003.

The provision for loan losses had no bearing on the Company’s nine-month 2003 or 2002 earnings, as the Company has not recorded a provision for loan losses since the third quarter of 1995.

Interest Income

The Company recorded total interest income of $497.4 million in the nine months ended September 30, 2003, signifying a $49.6 million, or 11.1%, increase from the level recorded in the nine months ended September 30, 2002. The increase was driven by a $2.4 billion, or 28.6%, rise in the average balance of interest-earning assets to $10.9 billion, and tempered by a 96-basis point reduction in the average yield to 6.08%. The growth in interest-earning assets reflects the high volume of mortgage loans produced over the past four quarters and the leveraged growth of the Company’s securities portfolios.

Mortgage and other loans generated interest income of $317.1 million, representing 63.8% of total interest income in the current nine-month period and an $11.2 million increase from the year-earlier amount. The increase stemmed from a $264.3 million rise in the average balance of loans to $5.7 billion, representing 52.0% of total interest-earning assets and offsetting a nine-basis point decline in the average yield to 7.46%.

Securities generated interest income of $66.1 million in the current nine-month period, up $39.6 million from the level generated in the nine months ended September 30, 2002. While the average balance rose $1.0 billion year-over-year to $1.5 billion, the increase was tempered by a 100-basis point reduction in the average yield on such assets to 5.76%. The decline in yield was largely due to the suspension of the FHLB-NY’s third quarter dividend. Had the dividend been paid, the Company’s securities portfolio would have generated interest income of $69.5 million in the current nine-month period and featured an average yield of 6.06%.

The interest income produced by mortgage-backed securities declined $1.3 million year-over-year to $113.4 million, representing 22.8% of total interest income in the current nine-month period. While the average balance rose $1.1 billion to $3.7 billion, the increase was offset by a 192-basis point reduction in the average yield to 4.13%, a reflection of the comparatively low interest rate environment.

Money market investments generated interest income of $822,000 in the current nine-month period, up $168,000 from the year-earlier amount. The increase stemmed from a $21.7 million rise in the average balance to $44.5 million, which was partly offset by a 136-basis point decline in the average yield to 2.47%.

Interest Expense

In the nine months ended September 30, 2003, the Company recorded interest expense of $165.2 million, down $5.2 million from the level recorded in the nine months ended September 30, 2002. While the average balance of interest-bearing liabilities rose $2.3 billion to $10.3 billion, the increase was offset by a 72-basis point reduction in the average cost of funds to 2.14%.

The increase in average interest-bearing liabilities primarily reflects the Company’s leveraged growth strategy, which resulted in a substantial increase in average borrowings in the first nine months of 2003. Borrowings represented 54.5% of average interest-bearing liabilities during the period, having risen $2.5 billion year-over-year to an average of $5.6 billion. The interest expense produced by borrowings rose $25.4 million to $120.5 million, notwithstanding a 121-basis point decline in the average cost of such funds to 2.86% during this time.

Core deposits generated interest expense of $17.5 million in the current nine-month period, down $11.7 million from the year-earlier amount. The reduction was the net effect of a $142.8 million rise in the average balance to $3.3 billion and a 52-basis point decline in the average cost of such funds to 0.70%. Non-interest-bearing deposits represented $480.9 million of average core deposits in the current nine-month period, and were up $17.4 million from the year-earlier amount.

NOW and money market accounts produced interest expense of $8.0 million in the current nine-month period, down $4.0 million from the year-earlier amount. The reduction was the net effect of a $115.6 million rise in the average balance to $1.2 billion and a 60-basis point drop in the average cost of such funds to 0.90%. Savings accounts generated interest expense of $9.5 million, down $7.6 million from the amount generated in the nine months ended September 30, 2002. The reduction was the net effect of a $9.8 million rise in the average balance to $1.7 billion and a 61-basis point drop in the average cost of such funds to 0.76%.

The interest expense generated by CDs declined $19.0 million year-over-year to $27.3 million, representing 16.5% of total interest expense in the nine months ended September 30, 2003. The reduction was the combined result of a $280.4 million decline in the average balance to $1.8 billion and a 95-basis point decline in the average cost of such funds to 2.04%.

Net Interest Income

In the nine months ended September 30, 2003, the Company recorded net interest income of $332.2 million, signifying a $54.8 million, or 19.8%, increase from the level recorded in the nine months ended September 30, 2002. The increase was fueled by the substantial growth of the Company’s average interest-earning assets, which was funded by low-cost core deposits and, to a greater extent, low-cost borrowings. The increase is also indicative of the Company’s negative gap position. In the current rate environment, the Company’s interest-earning assets have been repricing downward at a slower pace than its interest-bearing liabilities.

The rise in nine-month 2003 net interest income was offset, in part, by the FHLB-NY’s suspension of its third quarter 2003 dividend payment. Had the Company received this payment, its nine-month 2003 net interest income would have risen $58.2 million, or 21.0%, to $335.6 million.

The Company’s spread and margin equaled 3.94% and 4.06%, respectively, in the current nine-month period, as compared to 4.18% and 4.36%, respectively, in the year-earlier nine months. The 2003 measures reflect the impact of the suspension of the FHLB-NY dividend; absent the suspension, the Company’s spread and margin would have equaled 3.98% and 4.10%, respectively, in the nine months ended September 30, 2003.

In addition to the suspension, the contraction of the Company’s spread and margin reflects its increased use of leverage. The narrower margin also reflects the allocation of $155.5 million toward the repurchase of 5,881,073 shares of the Company’s stock during the current nine-month period.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003				2002
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$5,685,972	$317,144	7.46%		$5,421,713	$305,991	7.55%
Securities	1,533,174	66,050	5.76		523,568	26,465	6.76
Mortgage-backed securities	3,672,347	113,359	4.13		2,533,921	114,670	6.05
Money market investments	44,474	822	2.47		22,801	654	3.83

Total interest-earning assets	10,935,967	497,375	6.08		8,502,003	447,780	7.04
Non-interest-earning assets	1,350,571				1,270,401

Total assets	$12,286,538				$9,772,404

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW and money market accounts	$1,185,006	$7,966	0.90%		$1,069,407	$11,994	1.50%
Savings accounts	1,677,392	9,499	0.76		1,667,570	17,126	1.37
Certificates of deposit	1,789,056	27,275	2.04		2,069,431	46,247	2.99
Mortgagors’ escrow	37,817	2	0.01		42,983	12	0.04

Total interest-bearing deposits	4,689,271	44,742	1.28		4,849,391	75,379	2.08
Borrowings	5,622,692	120,471	2.86		3,125,106	95,045	4.07

Total interest-bearing liabilities	10,311,963	165,213	2.14		7,974,497	170,424	2.86
Non-interest-bearing deposits	480,897				463,531
Other liabilities	166,947				223,748

Total liabilities	10,959,807				8,661,776
Stockholders’ equity	1,326,731				1,110,628

Total liabilities and stockholders’ equity	$12,286,538				$9,772,404

Net interest income/interest rate spread		$332,162	3.94%			$277,356	4.18%

Net interest-earning assets/net interest margin	$624,004		4.06%		$527,506		4.36%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

Core deposits	$3,343,295	$17,465	0.70%		$3,200,508	$29,120	1.22%

Provision for Loan Losses

As noted in the discussion of the provision for loan losses for the third quarter of 2003, the Company has recorded no loan loss provisions since the third quarter of 1995. For additional information about the provision for loan losses, please see the discussion that appears on page 26 of this filing and the discussion of asset quality beginning on page 16.

Other Operating Income

Other operating income totaled $90.4 million in the nine months ended September 30, 2003, up $19.1 million, or 26.7%, from the level recorded in the nine months ended September 30, 2002. The 2003 amount represented 21.4% of total revenues in the current nine-month period; the 2002 amount represented 20.5% of total revenues in the year-earlier nine months.

The growth in other operating income was driven by a $10.8 million rise in fee income to $43.6 million and by a $10.9 million rise in net securities gains to $22.5 million. The higher level of fee income was partially due to an increase in multi-family loan prepayments, which generate penalties ranging from 1 to 5 basis points, depending on the number of years remaining to term when a loan is pre-paid.

The combined $21.6 million increase in fee income and net securities gains was partly offset by a $2.6 million reduction in other income to $24.3 million in the nine months ended September 30, 2003. While the revenues stemming from the Company’s BOLI investment and 100% equity position in PBC rose $3.0 million and $729,000 year-over-year to $9.8 million and $5.2 million, respectively, these increases were offset by a $2.4 million reduction in revenues derived from the sale of third-party investment products to $6.2 million and by a $253,000 reduction in revenues derived from the sale of other loans to $2.2 million.

Non-interest Expense

The Company recorded non-interest expense of $107.6 million in the current nine-month period, up $2.3 million from the level recorded in the nine months ended September 30, 2002. CDI amortization accounted for $4.5 million of the 2003 and 2002 totals; operating expenses accounted for $103.1 million and $100.8 million, and were equivalent to 1.12% and 1.38% of average assets, respectively.

The modest year-over-year increase in operating expenses stemmed from two sources: a $4.0 million rise in compensation and benefits expense to $58.6 million and a $53,000 rise in occupancy and equipment expense to $17.8 million. These increases were tempered by a $1.4 million decline in G&A expense to $23.0 million and a $358,000 drop in other expenses to $3.8 million.

Consistent with the increase recorded during the current third quarter, the rise in nine-months compensation and benefits expense was primarily driven by an increase in the value of shares held in the Company’s ESOP, from $4.6 million in the year-earlier nine-month period to $6.4 million in the first nine months of 2003. The increase in occupancy and equipment expense reflects the ongoing upgrade of the Company’s facilities and information systems.

The $2.3 million increase in operating expenses was offset by the $73.9 million increase in total revenues recorded, resulting in a 450-basis point improvement in the efficiency ratio to 24.41%.

Income Tax Expense

During the nine months ended September 30, 2003, the Company recorded income tax expense of $103.7 million, up $25.1 million, or 31.9%, from the level recorded in the nine months ended September 30, 2002. The increase stemmed from a $71.6 million, or 29.4%, rise in pre-tax income to $315.0 million and also reflected a modest six-basis point rise in the effective tax rate to 32.9%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 20 – 22 of the Company’s 2002 Annual Report to Shareholders, filed on March 31, 2003. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk,” beginning on page 19 of this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	In connection with the merger of Roslyn Bancorp, Inc. with and into New York Community Bancorp, Inc., the Company held a Special Meeting of Stockholders on October 29, 2003. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to a joint proxy statement/prospectus dated September 23, 2003. Of the 144,295,265 shares of the Company’s common stock eligible to vote at the special meeting, 127,250,680 were represented in person or by proxy.

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
(c) Proposal I: Approval and adoption of the Agreement and Plan of Merger, dated as of June 27, 2003, by and between New York Community Bancorp, Inc. and Roslyn Bancorp, Inc., pursuant to which Roslyn will be merged with and into New York Community.	109,736,857	447,631	104,668	16,961,524

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
(c) Proposal II: Approval of an amendment to New York Community’s certificate of incorporation increasing the amount of common stock authorized for issuance from 300 million to 600 million shares.	122,527,984	4,484,769	237,926	-0-

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 27, 2003, by and between New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. (1)

3.1	Certificate of Incorporation, as amended (2)

3.2	Bylaws (3)

4.1	Specimen Stock Certificate (4)

4.2	Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (5)

4.3	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (6)

4.4	Amended and Restated Declaration of Trust of New York Community Capital Trust V, dated as of November 4, 2002, as amended (7)

4.5	Indenture relating to the Junior Subordinated Debentures between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated November 4, 2002, as amended (7)

4.6	First Supplemental Indenture between New York Community Bancorp, Inc. and Wilmington Trust Company, as Trustee, dated as of November 4, 2002, as amended (7)

4.7	Form of Preferred Security (included in Exhibit 4.4)

4.8	Form of Warrant (included in Exhibit 4.12)

4.9	Form of Unit Certificate (included in Exhibit 4.11)

4.10	Guarantee Agreement, issued in connection with the BONUSES units, dated as of November 4, 2002, as amended (7)

4.11	Unit Agreement among New York Community Bancorp, Inc., New York Community Capital Trust V, and Wilmington Trust Company, as Warrant Agent, Property Trustee and Agent, dated as of November 4, 2002, as amended (7)

4.12	Warrant Agreement between New York Community Bancorp, Inc. and Wilmington Trust Company, as Agent, dated as of November 4, 2002, as amended (7)

4.13	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries

10.1	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino.

10.2	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino.

10.3	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino.

10.4	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr.

Exhibit Number	Description

10.5	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr.

10.6	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr.

10.7	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro.

10.8	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro.

10.9	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro.

10.10	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John L. Klag.

10.11	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John L. Klag.

10.12	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John L. Klag.

10.13	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie.

10.14	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie.

10.15	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie.

10.16	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy.

10.17	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy.

10.18	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy.

10.19	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn.

10.20	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn.

10.21	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn.

10.22	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley.

10.23	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley.

10.24	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley.

Exhibit Number	Description

11	Statement re: Computation of Per Share Earnings

31.1	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification pursuant to 18 U.S.C. 1350

32.2	Certification pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 333-107498).
(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 and as amended in the Company’s Annual Meeting Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003.
(3)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).
(6)	To be filed by amendment to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 333-107498).
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-22278) and the Company’s Form 8-K filed on April 17, 2003 (File No. 1-31565).

(b)	Reports on Form 8-K

On September 15, 2003, the Company furnished a Current Report on Form 8-K regarding its intention to give a presentation at the annual member conference of the Federal Home Loan Bank of San Francisco that discusses the Company’s strategies, performance, and strengths on a stand-alone basis, and on a pro forma basis at June 30, 2003 to reflect its proposed merger with Roslyn Bancorp, Inc. The presentation reiterates the Company’s stand-alone diluted earnings per share estimates for 2003 and its pro forma diluted earnings per share estimates for 2004, reflecting the proposed Roslyn merger.

On September 9, 2003, the Company furnished a Current Report on Form 8-K/A regarding its intention, together with Roslyn Bancorp, Inc., to make available, and to distribute, to current and prospective investors, and to post on their respective web sites, the text of a written presentation, described below, beginning on September 9, 2003.

On September 9, 2003, the Company furnished a Current Report on Form 8-K regarding its intention, together with Roslyn Bancorp, Inc., to make available, and to distribute, to current and prospective investors, and to post on their respective web sites, the text of a written presentation, beginning on September 9, 2003. The presentation discussed New York Community’s competitive advantages and financial performance on a stand-alone basis and, on a pro forma basis, at or for the six months ended June 30, 2003, to reflect the impact of its proposed merger with Roslyn. The presentation reiterated the Company’s stand-alone diluted earnings per share estimates for 2003 and its pro-forma diluted earnings per share estimates for 2004, reflecting the proposed Roslyn merger.

On September 5, 2003, the Company furnished a Current Report on Form 8-K regarding its announcement that it had entered into a definitive agreement to sell its South Jersey Bank Division, consisting of eight traditional branches in southern New Jersey, to Sun National Bank for approximately $40 million in cash, based on an 11% deposit premium. The transaction, which includes deposits of approximately $360 million and commercial and consumer loans of approximately $14 million, is expected to close in the fourth quarter of 2003 following receipt of the customary regulatory approvals.

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc. (Registrant)

DATE: November 14, 2003	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President and Chief Executive Officer

DATE: November 14, 2003	BY:	/s/ Michael P. Puorro
Michael P. Puorro Executive Vice President and Chief Financial Officer