Form 10-K
period 2003-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2004-03-15
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590

(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒ No ☐

As of June 30, 2003, the aggregate market value of the shares of common stock outstanding of the registrant was $3.5 billion, excluding 24.9 million shares held by all directors and executive officers of the registrant. This figure is based on the closing price as reported by the New York Stock Exchange for a share of the registrant’s common stock on June 30, 2003, which was $21.82 as reported in The Wall Street Journal on July 1, 2003.

The number of shares of the registrant’s common stock outstanding as of March 5, 2004 was 271,752,507 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, and the 2003 Annual Report to Shareholders are incorporated herein by reference – Parts I, II, and III.

CROSS REFERENCE INDEX

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

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effects of its plans or strategies, including its recent merger with Roslyn Bancorp, Inc. (“Roslyn”), is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

The following factors, among others, could cause the actual results of the Roslyn merger to differ materially from the expectations stated in this filing: the ability to successfully integrate the companies following the merger, including the retention of key personnel; the ability to effect the proposed balance sheet restructuring; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis.

Additional factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in general economic conditions; interest rates, deposit flows, loan demand, real estate values, competition, and demand for financial services and loan, deposit, and investment products in the Company’s local markets; changes in the quality or composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing, and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

ITEM 1.	BUSINESS

Formerly known as Queens County Bancorp, Inc., New York Community Bancorp, Inc. (the “Registrant,” the “Holding Company,” or, collectively with its subsidiaries, the “Company”), was incorporated in the State of Delaware on July 20, 1993, to serve as the holding company for New York Community Bank (the “Bank”), which was formerly known as Queens County Savings Bank. The Bank was established on April 14, 1859 and was the first savings bank chartered by the State of New York in the New York City Borough of Queens. The Company acquired all of the stock of the Bank upon its conversion from a New York State-chartered mutual savings bank to a New York State-chartered stock-form savings bank on November 23, 1993.

On November 21, 2000, the Company changed its name to New York Community Bancorp, Inc., in anticipation of its acquisition of Haven Bancorp, Inc. (“Haven”), parent company of CFS Bank. On November 30, 2000, Haven was merged with and into the Company, and on January 31, 2001, CFS Bank merged with and into New York Community Bank.

On July 31, 2001, the Company completed a merger-of-equals with Richmond County Financial Corp. (“Richmond County”), parent company of Richmond County Savings Bank. At the same time, Richmond County Savings Bank merged with and into the Bank.

On October 31, 2003, the Company merged with Roslyn in a purchase transaction (“the Rosyln merger”) calling for the exchange of 0.75 Company common shares (pre-split) for each share of Roslyn common stock held at the merger date. At the same time, The Roslyn Savings Bank merged with and into the Bank. The Company’s 2003 earnings reflect two months of combined operations. Its 2003 earnings per share reflect the issuance of 75,824,353 shares pursuant to the merger and the simultaneous retirement of 2,757,533 shares of Company common stock that had been purchased by Roslyn prior to the merger date.

Unless otherwise stated, the number of shares in the preceding paragraph and in the remainder of this filing have been adjusted to reflect a 4-for-3 stock split on February 17, 2004 and an earlier 4-for-3 stock split on May 21, 2003.

The assets and liabilities acquired in the Roslyn merger are reported throughout this filing at their respective book values as of October 31, 2003, unless otherwise indicated.

On December 19, 2003, the Company sold its South Jersey Bank Division, consisting of eight branches with $340.3 million of total deposits, to a third party. The sale generated a gain of $37.6 million, which was recorded in “other operating income” in the fourth quarter of 2003.

On January 30, 2004, the Company issued 13.5 million shares of common stock in a follow-on offering that generated net proceeds of $399.5 million, including $300.0 million that was contributed by the Company to the Bank.

On February 27, 2004, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to five million shares of the Company’s common stock, to commence upon completion of the 5.2 million-share repurchase authorized by the Board on June 26, 2004.

The Bank’s principal business consists of accepting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, into multi-family, commercial real estate, and construction loans. The Bank also invests its cash flows into mortgage-backed and –related securities and, to a lesser extent, into various debt and equity securities. To reduce its exposure to credit and interest rate risk, the Company originates one-to-four family and other loans on a pass-through basis, selling such loans to a third-party conduit upon the loans being closed. In addition, the Company has been repositioning its assets since the Roslyn merger was completed, with the intent of restoring them to their pre-merger mix. In connection with this strategy, the Company sold $129.9 million of other loans it acquired in the merger in the first quarter of 2004, and is permitting the run-off of one-to-four family and other loans as their borrowers prepay.

The Bank’s revenues are derived principally from the interest income generated by its loan and securities portfolios and, to a lesser extent, from retail banking fees. The Bank also derives other non-interest revenues from its investment in Bank-owned Life Insurance (“BOLI”); its 100% equity interest in Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm; its joint venture activities; and the sale of third-party investment products.

The Bank maintains various subsidiaries for the following purposes: (a) maintaining ownership of specific real estate properties utilized by the Bank as retail branches or acquired by the Bank as a result of foreclosure or otherwise in connection with its lending activities; (b) operating as a real estate investment trust (“REIT”); (c) offering annuity, mutual fund, and insurance products; (d) operating a captive reinsurance company for the purpose of reinsuring policies of mortgage insurance; (e) operating as a joint venture partner in the development of residential communities; or (f) operating an investment advisory firm. The Bank’s subsidiaries are organized in New York, New Jersey, Delaware, or Vermont. In addition, the Company maintains statutory business trust subsidiaries that were formed in Delaware or Connecticut for the exclusive purpose of issuing guaranteed preferred beneficial interests in junior subordinated debentures and using the proceeds to acquire junior subordinated debentures issued by the Company.

The Bank currently serves its customers through a network of 140 banking offices in New York City, Long Island, Westchester County, and New Jersey, and operates through seven divisions with strong local identities: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, CFS Bank, First Savings Bank of New Jersey, and Ironbound Bank. In addition to operating the largest supermarket banking franchise in the New York metro region, with 52 in-store branches, the Bank ranks among the region’s leading producers of multi-family mortgage loans in New York City.

The Company also serves its customers and shareholders through its website, www.myNYCB.com. Earnings releases, dividend announcements, and other press releases are typically available at this site within five minutes of issuance. In addition, the Company’s SEC filings (including its annual report on Form 10-K; its quarterly reports on Form 10-Q; and its current reports on Form 8-K) and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge at the web site, typically within five minutes of being filed.

General

The Company recorded total assets of $23.4 billion at December 31, 2003, up $12.1 billion, or 107.2%, from the balance recorded at December 31, 2002. In addition to the assets acquired in the Roslyn merger, the increase reflects a record volume of mortgage loan production over the course of the year.

The Company recorded total loans of $10.5 billion at December 31, 2003, as compared to $5.4 billion at the prior year-end. The Roslyn merger contributed $3.6 billion of loans at the time of the merger; in addition, the Company originated $4.3 billion of loans over the twelve-month period.

Mortgage loans represented $10.2 billion, or 43.5%, of total assets, at December 31, 2003, up from $5.4 billion, or 47.8%, of total assets at December 31, 2002. Included in the year-end 2003 balance were multi-family loans totaling $7.4 billion, signifying a $2.9 billion, or 63.9%, increase from the year-earlier amount. In addition to the multi-family loans acquired in the merger, the increase in multi-family loans reflects twelve-month originations totaling $3.4 billion, representing 78.9% of total mortgage loans produced in 2003.

The year-over-year increase in total loans also reflects a $911.7 million increase in commercial real estate loans to $1.4 billion, a $526.5 million increase in construction loans to $643.5 million, a $465.2 million increase in one-to-four family loans to $731.0 million, and a $232.8 million increase in other loans to $311.6 million. While the increases in one-to-four family and other loans were entirely attributable to the Roslyn merger, the increases in commercial real estate and construction loans outstanding also reflect a record volume of loans produced by the Company during 2003.

The Company experienced a significant level of loan prepayments in 2003. Reflecting its emphasis on multi-family lending, the Company retained the majority of multi-family loans that refinanced during the year, while allowing the one-to-four family loans that refinanced to run off. This practice was consistent with the Company’s focus on enhancing the quality of its assets and was a key component of its post-merger balance sheet repositioning.

At December 31, 2003, non-performing assets rose $17.9 million, or 108.5%, to $34.4 million from the level recorded at the prior year-end. Despite the increase, the ratio of non-performing assets to total assets was 0.15% at December 31, 2003, unchanged from the ratio at December 31, 2002. Non-performing loans rose $18.0 million, or 110.1%, to $34.3 million, and represented 0.33% of loans, net, as compared to 0.30% at the year-earlier date.

The Company recorded no net charge-offs during the twelve months ended December 31, 2003 and no provisions for loan losses during this time. However, the allowance for loan losses rose from $40.5 million at December 31, 2002 to $78.3 million, reflecting the addition of Roslyn’s $37.8 million loan loss allowance on October 31, 2003. At December 31, 2003, the allowance for loan losses represented 228.01% of non-performing loans and 0.74% of loans, net.

In addition to enhancing the quality of its assets, the Company focused on a strategy of leveraged growth in 2003. Reflecting the deployment of borrowings into securities investments, the portfolio of securities available for sale rose $2.3 billion, or 58.8%, to $6.3 billion, while the portfolio of securities held to maturity rose $2.7 billion, or 486.5%, to $3.2 billion at December 31, 2003. Mortgage-backed securities, with an average life of 3.51 years, represented $5.5 billion, or 87.6%, of the available-for-sale portfolio. Mortgage-backed securities, with an average life of 3.06 years, represented $2.0 billion, or 63.3%, of the held-to-maturity portfolio. The remainder of the available-for-sale portfolio consisted primarily of capital trust notes and corporate bonds, while the remainder of the held-to-maturity portfolio consisted primarily of trust preferred securities, capital trust notes, and corporate bonds. The Company’s investment in Federal Home Loan Bank of New York (“FHLB-NY”) stock totaled $170.9 million at December 31, 2003, as compared to $186.9 million at December 31, 2002.

At December 31, 2003, the Company’s borrowings totaled $9.9 billion, up $5.3 billion, or 116.3%, from the balance recorded at December 31, 2002. Included in the 2003 amount were FHLB-NY advances of $2.4 billion; repurchase agreements of $6.8 billion; and trust preferred securities of $590.1 million.

Additional funding stemmed from a $2.7 billion, or 80.5%, increase in core deposits (consisting of NOW and money market accounts, savings accounts, and non-interest-bearing accounts) to $6.0 billion, representing 57.8% of total deposits at year-end 2003. At the same time, certificates of deposit (“CDs”) rose $2.4 billion, or 123.8%, to $4.4 billion, representing 42.2% of total deposits at the corresponding date. The across-the-board increase in deposits was the net effect of the deposits acquired in the Roslyn merger and the sale of the South Jersey Bank branches, which contained $340.0 million of deposits, in the fourth quarter of the year.

While core deposits and borrowings were the Company’s primary funding sources, funding also stemmed from a robust level of one-to-four family loan and mortgage-backed securities prepayments during 2003. The funding derived from these sources was further supplemented by funds derived from loan and securities sales totaling $3.6 billion and from the scheduled maturity of loans and securities.

At December 31, 2003, stockholders’ equity totaled $2.9 billion, up $1.5 billion, or 116.7%, from the balance recorded at December 31, 2002. The 2003 amount was equivalent to 12.24% of total assets and a book value per share of $11.40, based on 251,580,425 shares. On January 30, 2004, the Company issued 13.5 million shares of common stock in a follow-on offering that generated net proceeds of $399.5 million, boosting its year-end 2003 stockholders’ equity on a pro forma basis to $3.3 billion and its pro forma book value per share to $12.33.

Reflecting the record level of mortgage loans produced, the leveraged growth of the balance sheet, and two months of combined operations with Roslyn, the Company recorded 2003 net income of $323.4 million, up 41.1% from $229.2 million in 2002. The 2003 amount provided a 20.74% return on average stockholders’ equity and a 2.26% return on average assets, and was equivalent to a 32.0% increase in diluted earnings per share to $1.65 from $1.25.

The growth in 2003 earnings was supported by a $131.7 million, or 35.3%, increase in net interest income to $505.0 million and a $62.2 million, or 61.1%, increase in other operating income to $164.0 million. The growth in net interest income stemmed from a $149.7 million rise in the interest income produced by the Company’s loans and investments, which significantly exceeded the $17.9 million rise in the interest expense produced by its interest-bearing deposits and borrowings. Other operating income stemmed from a variety of sources, including the aforementioned gain on the sale of the South Jersey Bank branches; fee income from operations; net gains on the sale of securities; and other sources of revenues, including the Company’s investment in BOLI, its 100% equity investment in PBC, and the sale of third-party investment products.

Reflecting the strength of its earnings and its capital position, the Company increased its quarterly cash dividend in each quarter of 2003, and in the first quarter of 2004. In addition, the Company maintained an active share repurchase program, allocating $237.9 million in 2003 toward the repurchase of 11,281,374 shares, including 2,757,533 shares that were retired in connection with the Roslyn merger. The number of shares outstanding at December 31, 2003 was 256,649,073, as the number of shares repurchased was offset by the shares issued pursuant to the merger and by the exercise of stock options over the course of the year. At March 5, 2004, the number of shares outstanding was 271,752,507, reflecting 68,353,877 shares issued in connection with the 4-for-3 stock split on February 17, 2004; 1,004,403 shares repurchased since December 31, 2003; and the 13.5 million shares issued in connection with the Company’s follow-on offering on January 30, 2004.

Market Area and Competition

The Company enjoys a significant presence in the New York metro region, with 140 branches serving the five boroughs of New York City, and Nassau, Suffolk, and Westchester counties in New York, and Essex, Union, and Hudson counties in New Jersey. In Queens, Staten Island, and Nassau County, the Bank ranks as the second largest thrift depository, with 32, 23, and 35 locations and market shares of 8.7%, 19.3%, and 9.9%, respectively. The remainder of the franchise consists of 25 branches in Suffolk County; nine each in Brooklyn and New Jersey; four in Westchester County; one in Manhattan; and two in the Bronx. The Company’s multi-family market niche is also centered in the New York metro region and primarily consists of buildings that are rent-controlled or -stabilized.

The Company’s ability to attract deposits and originate loans is impacted by several factors, including current economic conditions and competition with other banks and financial service entities. In the late 1980s and early 1990s, the region experienced a high level of unemployment due to prolonged weakness in the national economy and a decline in the local economy. Following an extended period of economic adversity marked by layoffs in the financial services and defense industries and by corporate relocations and downsizings, the local economy began to improve. In 2000 and early 2001, the residential and commercial real estate markets were favorably impacted by increased demand for housing and development, low unemployment levels, and a strong underlying economy. While the local market was again impacted by rising unemployment and economic decline following the tragic events of September 11, 2001, these factors have since been mitigated by a significant increase in loan demand and production fueled by the reduction of market interest rates over the past two to three years.

The Bank faces significant competition in making loans and attracting deposits. Its market area has a high density of financial institutions, many of which have greater financial and marketing resources than the Bank, and several of which enjoy a presence that extends well beyond the New York metro region. The Bank vies with commercial banks, other savings banks, credit unions, and savings and loan associations for deposits, and with the same institutions, as well as mortgage banking and insurance companies, for loans. In addition, the Bank faces competition from non-traditional financial service companies and from companies that solicit loans and deposits over the Internet.

In recent years, competition has increased as a result of regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased restrictions on interstate banking and the entrance into the financial services market by non-traditional and non-depository financial services providers, including insurance companies and brokerage and underwriting firms.

Reflecting the entry of new banks into the market, the Bank has recently faced increased competition for the origination of multi-family loans. While management anticipates that competition for multi-family loans will continue to rise in the future, the level of loans produced in 2003 and in the current first quarter would indicate that the Company has the resources to compete effectively. However, no assurances can be made that the Bank will be able to sustain its leadership role in the multi-family lending market, given that loan production may be influenced by competition as well as by such other factors as economic conditions and market interest rates.

The Company’s ability to compete for deposits has been enhanced by the growth of its branch network through merger transactions and, to a lesser extent, through de novo development. In addition, the Company places an emphasis on convenience by featuring 24-hour banking, both on line through the Internet and through a network of 147 automated teller machines (“ATMs”).

Lending Activities

Loan Portfolio Composition. The Company’s loan portfolio consists primarily of multi-family loans secured by rental and cooperative apartment buildings in New York City and, to a lesser extent, commercial real estate and construction loans secured by properties in the New York metro area. While the Company also originates one-to-four family and other loans as a customer service, such loans are sold to a third-party conduit within ten days of being closed.

The types of loans that may be originated by the Bank are subject to federal and state laws and regulations. In addition to the level of loan demand, the interest rates charged on loans by the Bank are influenced by the availability of funds for lending purposes and the rates offered by its competitors. These factors are, in turn, impacted by general economic conditions, the monetary policy of the Federal Reserve Board of Governors, budgetary matters, and legislative tax policies.

At December 31, 2003, the Company recorded total loans of $10.5 billion, as compared to $5.4 billion at December 31, 2002. Multi-family loans accounted for $7.4 billion, or 70.2%, of the 2003 total and $4.5 billion, or 82.0%, of the year-earlier amount. In addition to the multi-family loans acquired in the merger, the increase reflects twelve-month originations totaling $3.4 billion, which represented 78.9% of total mortgage loans produced in 2003.

One-to-four family mortgage loans totaled $731.0 million at December 31, 2003, representing 7.0% of outstanding loans and a $465.2 million increase from the year-earlier amount. The increase was the net effect of the one-to-four family loans acquired in the Roslyn merger, and the robust level of principal prepayments over the course of the year. While the Company originates one-to-four family loans, it does so on a conduit basis, selling such loans to a third-party mortgage originator within ten days of the loans being closed. As a result, no newly originated loans are retained for portfolio.

The remainder of the mortgage loan portfolio at year-end 2003 consisted of commercial real estate loans totaling $1.4 billion, reflecting a $911.7 million year-over-year increase; construction loans totaling $643.5 million, reflecting a $526.5 million year-over-year increase; and other loans totaling $311.6 million, reflecting a year-over-year increase of $232.8 million. While the increase in other loans was primarily due to the Roslyn merger, the increase in commercial real estate and construction loans reflected loans acquired in the merger and a record volume of originations over the course of the year.

At December 31, 2003, 76.6% of outstanding mortgage loans had been made at adjustable rates of interest and 23.4% had been made at fixed rates.

Loan Originations and Purchases. The Bank originates multi-family, commercial real estate, and construction loans within its local market for retention in the loan portfolio. The Company’s multi-family loans are primarily secured by rent-controlled and –stabilized buildings in New York City; its commercial real estate and construction loans are secured by properties in New York City and in the surrounding suburban areas.

One-to-four family and other loans are originated by the Bank through a third-party provider and subsequently sold to said provider, service-released. The Bank has entered into a private label program for the origination of one-to-four family and home equity loans through its branch network under a mortgage origination assistance agreement with a third-party mortgage originator. Under this program, the Bank utilizes the third party’s loan origination platforms (including, among others, telephone and Internet platforms) to originate loans, based on defined underwriting criteria. Such loans close in the Bank’s name and utilize the Bank’s licensing. The Bank funds such loans directly and, under a separate loan and servicing rights purchase and sale agreement with the third-party mortgage originator, has the option to retain the loans for its portfolio, sell the loans to a third-party investor, or deliver the loans back to the same third-party mortgage originator at agreed-upon pricing. During the year ended December 31, 2003 the Bank originated $301.7 million of one-to-four family loans and $3.9 million of home equity loans under this program; none of the loans originated were retained for portfolio.

All loans originated by the Bank are underwritten in accordance with Bank-approved loan underwriting policies and procedures. Generally, the Bank does not purchase whole mortgage loans or loan participations.

In 2002, sales of one-to-four family loans (other than those loans that were originated and sold, without recourse, through the conduit program) totaled $14.3 million. No such loan sales occurred in 2003. As of December 31, 2003 and 2002, the Bank was servicing $670.3 million and $694.9 million, respectively, of loans for others. The Bank is generally paid a fee of 0.25% of the outstanding principal balance for such servicing.

Multi-Family Lending. The Bank places an emphasis on multi-family lending and is one of the leading producers of such loans within its marketplace. The Company’s loans are typically secured by rent-controlled or –stabilized multi-family buildings in New York City and, to a much lesser extent, by multi-family buildings in the surrounding counties and states. At December 31, 2003, the Bank’s portfolio of multi-family loans totaled $7.4 billion, representing 70.2% of loans outstanding at that date. Of this total, $7.2 billion, or 97.3%, were secured by rental apartment buildings and $256.5 million, or 2.7%, were secured by underlying mortgages on cooperative apartment buildings.

The Bank’s multi-family loans are generally originated for a term of ten years, with a fixed rate of interest in years one through five and a rate that adjusts annually with the prime rate of interest, as reported in The New York Times, plus a margin of 2.50% in each of years six through ten. For the multi-family loans acquired in the Roslyn merger, the terms were generally the same, except for the index used once the loans reach their adjustment period. For the Roslyn loans, the index is based upon the Federal Home Loan Bank index, adjusted to a constant maturity of five years, plus a margin of 1.50% to 2.50%, in each of years six through ten. The minimum rate is equivalent to the rate featured in the initial five-year term. Prepayment penalties range from five points to one over the first five years of the loan. Properties securing multi-family loans are appraised by independent appraisers whose appraisals are then reviewed by the Bank’s in-house appraisal officers.

The Bank underwrites each multi-family loan on the basis of the cash flows generated by the property in relation to the debt service. In addition, the Bank considers such other factors as the value and condition of the underlying property; the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio, which is the ratio of net operating income to debt service; and the ratio of the loan amount to the appraised value of the property. The Bank requires a minimum debt coverage ratio of 120% on multi-family properties, although a 140% minimum is more its norm. In addition, the Bank requires a security interest in the personal property at the premises and an assignment of rents. In accordance with the Bank’s underwriting policies, multi-family loans generally may be made in amounts up to 75% of the lower of the appraised value or sales price of the underlying properties, with amortization periods of up to 30 years.

The Bank’s largest concentration of loans to one borrower at December 31, 2003 consisted of 38 loans secured by the same number of multi-family properties located in the Bank’s primary market area. These loans were made to several borrowers who were deemed to be related for regulatory purposes. As of December 31, 2003, the outstanding balance of these loans totaled $85.5 million and, as of such date, all such loans were performing in accordance with their terms. The Bank’s concentration of such loans did not exceed its “loans-to-one-borrower” limitation.

Payments on loans secured by multi-family buildings are generally dependent on the income produced by such properties, which, in turn, is dependent on their successful operation or management. Accordingly, repayment of such loans may be subject to adverse conditions in the real estate market or the local economy. The Bank seeks to minimize these risks through its underwriting policies, which restrict new originations of such loans to the Bank’s primary lending area and require such loans to be qualified on the basis of the property’s cash flow and debt coverage ratio. Multi-family lending is generally considered to involve a modest degree of credit risk as compared to construction and development lending, since the Bank’s multi-family loans tend to be collateralized by properties that are stable and fully occupied. In addition, such loans tend to refinance within four years of origination on average, and are therefore less subject to interest rate risk. The risk of loss on a multi-family loan is largely dependent upon the accuracy of the estimate of the collateral value and the current net operating income generated thereby. If the estimated value or income projections proved to be inaccurate, the Bank could be confronted with a property having a value that was insufficient to assure full repayment of the loan. The Bank has not had a loss on a multi-family loan within its local market in twenty years or more.

When evaluating the qualifications of multi-family loan borrowers, the Bank considers the borrower’s financial resources and income level; his or her experience in owning or managing similar property; and the Bank’s lending experience with the borrower. The Bank’s underwriting guidelines require that the borrower demonstrate appropriate management skills and the ability to maintain the property based on current rental income. These guidelines require borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of a borrower, the Bank generally reviews the borrower’s financial statements and credit history, as well as other related documentation.

Since 1987, one loan on a multi-family property located outside of the Bank’s primary lending area was foreclosed upon and subsequently sold; in the fourth quarter of 2002, the Company classified a $2.3 million multi-family loan as non-performing, but subsequently sold the loan in the first quarter of 2003 without any loss of principal or interest.

One-to-Four Family Lending. Since December 1, 2000, the Bank has been originating one-to-four family loans within its local market through a private-label agreement with a third-party mortgage originator. Under its private-label agreement, the Bank offers a range of one-to-four family loan products to current and prospective customers through various delivery channels, including the Bank’s branch network and its web site. Applications are taken and processed by the third party and the loans sold to said party, service-released. Under this program, the Bank originated $301.7 million and $251.8 million of one-to-four family loans in 2003 and 2002, respectively, and sold one-to-four family loans totaling $307.2 million and $201.6 million, respectively.

At December 31, 2003, $731.0 million, or 7.0%, of the Bank’s loan portfolio consisted of one-to-four family loans, up from $265.7 million, representing 4.8%, at December 31, 2002. Because the majority of the loans originated by the Company are sold to the third-party originator within ten days of closing, the increase stemmed primarily from the Roslyn merger on October 31, 2003. The increase was partly offset by a high volume of prepayments triggered by the low level of market interest rates during the year.

Of the one-to-four family loans outstanding at December 31, 2003, 71.6% were fixed-rate loans and 28.4% were adjustable-rate loans. The interest rates for the majority of the Bank’s adjustable-rate one-to-four family loans are indexed to the one- and five-year Constant Maturity Treasury Index (the “CMT Index”). Interest rate adjustments on such loans are limited to a 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan. Certain of the Bank’s adjustable-rate mortgage loans can be converted to fixed-rate loans with interest rates based upon then-current market rates plus a varying margin.

One-to-four family first mortgage loans are generally underwritten according to FNMA guidelines. The Bank generally originates one-to-four family loans in amounts up to $1.0 million following such guidelines, subject to certain exceptions which require the approval of a senior lending officer. The Bank generally requires private mortgage insurance to be obtained for loans that exceed an 80% loan-to-value (“LTV”) ratio. Mortgage loans originated by the Bank or acquired through merger transactions that are retained for portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank’s fixed-rate mortgage loan portfolio, and the Bank generally has exercised its rights under these clauses.

In 2004, the balance of one-to-four family loans is expected to decline through principal repayments.

At December 31, 2003, the Company had non-performing one-to-four family loans of $11.4 million, representing 33.2% of total non-performing loans at that date. In addition, other real estate owned consisted of two one-to-four family properties with a total carrying value of approximately $92,000 as of December 31, 2003. Other real estate owned is included in “other assets” in the Consolidated Statements of Condition.

Commercial Real Estate Lending. The Bank’s commercial real estate loans are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings within its primary lending area. At December 31, 2003, the Bank had $1.4 billion of commercial real estate loans, comprising 13.8% of the Bank’s total loan portfolio. Commercial real estate loans may be originated in amounts of up to 65% of the appraised value of the property and feature the same terms and prepayment penalties as the Bank’s multi-family loans. In the case of the commercial real estate loans acquired in the Roslyn merger, the loan-to-value ratio may extend up to 75%. The origination of commercial real estate loans requires one or more of the following: the personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised by independent appraisers approved by the Bank.

The Bank’s assessment of credit risk and its underwriting standards and procedures for commercial real estate loans are similar to those applicable to its multi-family loans. Among other factors, the Bank considers the net operating income of the collateral property and the borrower’s expertise, credit history, and profitability. The Bank generally has required that the properties securing commercial real estate loans have debt coverage ratios of at least 125%. Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one-to-four family loans. Payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties. Repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Bank seeks to minimize these risks through its lending policies and underwriting standards, which restrict new originations of such loans to the Bank’s primary lending area and qualify such loans on the basis of the property’s income stream and debt coverage ratio.

Non-performing commercial real estate loans totaled $17.1 million at December 31, 2003, representing 49.7% of the Company’s total non-performing loans at that date.

Construction Lending. The Bank originates loans for the acquisition and development of commercial, multi-family, and residential properties located in the New York metro region. Construction and development loans are primarily offered to experienced local developers operating in the Bank’s primary market with whom the Bank or its merger partners have had a successful lending relationship in the past. Building loans are primarily made for the construction of owner-occupied one-to-four family homes under contract and, to a far lesser extent, for the acquisition and development of commercial real estate properties. The Bank will typically lend up to 70% of the estimated market value, or up to 80% in the case of home construction loans to individuals. Personal guarantees and a permanent loan commitment are typically required. Construction loans are generally offered with terms of up to three years for one-to-four family properties and up to two years for multi-family and commercial properties. Such loans may be made in amounts up to 90% of the estimated cost to construct. When applicable, the Bank’s practice is to require that residential properties being financed be pre-sold, or that borrowers secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank itself may provide permanent financing. Loan proceeds are disbursed incrementally as construction progresses and as inspections by the Bank’s supervising engineer or engineering consultants warrant. At December 31, 2003, the Bank had $643.5 million, or 6.1% of its total loan portfolio, invested in construction loans.

Construction and development loans are generally considered to involve a higher degree of credit risk than loans on multi-family buildings; accordingly, borrowers are required to provide a personal guarantee during construction. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, as compared to the estimated cost (including interest) of construction and other assumptions, such as the estimated time to sell or lease such residential properties. If the estimate of value proves to be inaccurate, the Bank could be confronted with a project having a value upon completion that is insufficient to assure full repayment of the loan.

Other Lending. At December 31, 2003 the Bank’s portfolio of home equity, consumer, student, and other loans was $311.6 million, or 3.0% of total loans, and primarily consisted of home equity, commercial lines of credit, private banking, secured and unsecured personal loans, and student loans.

Home Equity Loans. The Bank offers fixed-rate, fixed-term home equity loans and adjustable-rate home equity lines of credit in its primary market area. The Company currently originates these loans on a conduit basis, with applications being taken and processed by a third party and the loans then being sold to said party, service-released. At December 31, 2003 the Bank’s portfolio of home equity loans was $143.2 million, or 1.4% of total loans. The Company had no sales of home equity loans, other than on a conduit basis, in 2003. In January 2004, the Bank sold $129.9 million of the home equity loans that had been acquired in the Roslyn merger.

Standard fixed-rate, fixed-term home equity loans are offered in amounts that, when combined with the amount of any applicable first mortgage loan, do not exceed 80% of the appraised value of the property (a “combined LTV”, or “CLTV”) with a maximum loan amount of $100,000. Standard adjustable-rate home equity lines of credit are offered at CLTVs of up to 80% of the appraised value of the property, with a maximum line amount of $250,000.

The Bank also offers home equity loans and lines of credit through a third-party conduit where loan-to-value ratios, expense ratios, or credit histories fall outside of the ranges used for the standard product. The alternative products include fixed-rate loans at CLTVs of up to 90% of the appraised value of the property with a maximum loan amount of $100,000. The alternative products also include adjustable-rate lines of credit at CLTVs of up to 90% with a maximum loan amount of $100,000, or a CLTV of up to 80% of the appraised value of the property with a maximum loan amount of $250,000. Such alternative loans and line-of-credit products generally carry interest rates that are higher than those offered on the Bank’s standard home equity loan products. All of the Bank’s home equity lines of credit carry an adjustable rate feature and thus reprice monthly based on the movement of a specified index. This rapid repricing feature allows these loans to maintain pace with current market conditions. At December 31, 2003, the Bank had $79.8 million of unused home equity lines of credit.

Consumer, Student, and Other Loans. At December 31, 2003, the Bank’s portfolio of consumer, student, and other loans totaled $168.4 million, representing 1.6% of total loans at that date. The portfolio consisted primarily of commercial lines of credit, private banking loans, secured and unsecured personal loans, and student loans. The Bank offers commercial lines of credit to selected small businesses on an unsecured basis. Private banking loans are customized to meet the needs of a specific client base, primarily consisting of entrepreneurs, professionals, senior corporate executives, and wealthy individuals. A private banking loan can be either fixed or adjustable-rate and secured or unsecured, and typically has a maturity of one year or less, or is payable on demand. Secured personal loans are collateralized with deposits from federally insured financial institutions. The Bank offers both subsidized and unsubsidized student loans through a forward purchasing and servicing agreement with Sallie Mae. Overdraft shield loans on checking accounts are also offered in amounts up to $5,000. The Bank also offers credit cards through an affinity relationship with a third party, which assumes underwriting responsibility and credit risk for all advances.

Loan Servicing and Sales. The Bank currently services all of the multi-family, commercial, construction and development, consumer, and student loans in its portfolio. Virtually all of the Bank’s one-to-four family loans are serviced by two third-party providers who also service all servicing-retained conforming one- to-four family loans that are sold to other investors by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. At December 31, 2003 the Bank’s loan servicing portfolio totaled $670.3 million, as compared to $1.6 billion at December 31, 2002. The fee income generated by servicing loans for third parties in 2003 was significantly reduced by the increase in principal repayments during the year.

As consideration for sub-servicing the Bank’s portfolios, the third-party providers receive an annual flat fee per loan and a portion of the ancillary fee income collected. The Bank recognizes servicing fee income in excess of servicing fees paid to the third-party service provider and a portion of the ancillary fee income, and receives as deposits the related loan escrow balances.

The Company recognizes mortgage servicing rights under Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In accordance with SFAS No. 140, the retained interests in a securitization are initially measured at their allocated carrying amount, based upon the relative fair values of the retained interests received at the date of securitization. Capitalized servicing rights are reported in “other assets” and amortized into “other operating income” in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are periodically evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined by stratifying servicing assets by predominant risk characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum. The amount of impairment recognized is the amount by which the carrying amount of servicing assets for a stratum exceeds its fair value. The valuation allowance is adjusted to reflect changes in the measurement of impairment subsequent to the initial measurement and charged to earnings.

The mortgage servicing portfolio is segregated into valuation tranches based on the predominant risk characteristics of the underlying mortgages, such as loan type and interest rate. These tranches are further separated into performing loans and non-performing loans. The fair value of the servicing portfolio is determined by estimating the future cash flows associated with the servicing rights and by discounting the cash flows using market discount rates. The portfolio is valued using all relevant positive and negative cash flows including service fees, miscellaneous income and float, marginal costs of servicing, the cost of carry on advances, and foreclosure losses. At December 31, 2003 and 2002, the Company had no valuation allowance related to mortgage servicing rights.

Letters of Credit. Included in outstanding loan commitments at December 31, 2003 were $12.8 million of performance standby letters of credit with approximate terms of one year. These performance standby letters of credit were issued primarily for the benefit of local municipalities on behalf of certain of the Bank’s borrowers (typically developers of residential subdivisions who currently have a relationship with the Bank). Performance standby letters of credit obligate the Bank to make payments in the event that a specified third party fails to perform under non-financial contractual obligations. Also included in outstanding loan commitments at December 31, 2003 were $11.0 million of financial standby letters of credit with approximate terms of one to three years. These financial standby letters of credit were issued primarily for the benefit of other financial institutions, on behalf of certain of the Bank’s current borrowers. Financial standby letters of credit obligate the Bank to guarantee payment of a specified financial obligation. The Bank collects a fee upon the issuance of performance and financial standby letters of credit, which is included in “fee income” on the Consolidated Statements of Income and Comprehensive Income.

Loan Approval Authority and Underwriting. All loans are subject to the approval of the Mortgage and Real Estate Committee of the Board, with all loans in excess of $10.0 million requiring review by the Board as a whole. During the year ended December 31, 2003, the Bank originated 79 loans in excess of $10.0 million.

Non-performing Loans and Foreclosed Assets. Non-performing loans totaled $34.3 million at December 31, 2003, including non-accrual mortgage loans totaling $32.3 million and other non-accrual loans totaling $2.0 million. Based on the current market values of the properties collateralizing the mortgages, management does not expect any loss to be incurred by the Bank.

Management reviews non-performing loans on a regular basis and reports monthly to both the Mortgage and Real Estate Committee and the Board regarding delinquent loans. The Bank hires outside counsel experienced in foreclosure and bankruptcy to institute foreclosure and other proceedings on the Bank’s non-performing loans.

The Bank’s policies provide that management report quarterly to the Mortgage and Real Estate Committee and the Board regarding classified assets. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulatory guidelines, and believes its classification policies are consistent with regulatory policies. The procedures followed by the Bank with respect to delinquencies vary, depending on the nature of the loan and the period of delinquency. The Bank generally requires that delinquent residential and commercial mortgage loans be reviewed, that a delinquency notice be mailed no later than the sixteenth day of delinquency, and that a late charge be assessed after 15 days. The Bank’s third-party sub-servicers follow similar delinquency procedures. The Bank’s procedures provide that telephone contact be attempted to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or will work out a repayment schedule to avoid foreclosure. It is generally the Bank’s policy to discontinue accruing interest on all loans that are contractually 90 days or more past due and when, in the opinion of management, the collectibility of the entire loan is doubtful. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as “other real estate owned” (“OREO”) and is recorded at the lower of the unpaid principal balance or fair value less estimated costs to sell at the date of acquisition. It is the Bank’s policy to require an appraisal of the OREO property shortly before foreclosure and to appraise the property on an as-needed basis thereafter.

During the years ended December 31, 2003, 2002, and 2001, the amounts of additional interest income that would have been recorded on non-accrual mortgage loans, had they been current, totaled approximately $1.8 million, $74,000, and $609,000, respectively. These amounts were not included in the Bank’s interest income for the respective periods.

The following table sets forth information regarding all non-accrual loans, loans that were 90 days or more delinquent and still accruing interest, and OREO at the indicated year-ends. At December 31, 2003, the Bank had no restructured loans within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” as amended by SFAS No. 114.

	December 31,
	2003	2002	2001	2000	1999
(dollars in thousands)
Non-accrual mortgage loans	$32,344	$11,915	$10,604	$6,011	$2,886
Other non-accrual loans	1,994	—	—	—	—
Loans 90 days or more delinquent and still accruing interest	—	4,427	6,894	3,081	222

Total non-performing loans	34,338	16,342	17,498	9,092	3,108

Other real estate owned	92	175	249	12	66

Total non-performing assets	$34,430	$16,517	$17,747	$9,104	$3,174

Total non-performing loans to loans, net	0.33%	0.30%	0.33%	0.25%	0.19%
Total non-performing assets to total assets	0.15	0.15	0.19	0.19	0.17

Management monitors non-performing loans and, when deemed appropriate, writes such loans down to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans in the future.

At December 31, 2003, non-accrual mortgage loans included one large commercial credit acquired in the Roslyn merger. The credit consisted of a $9.0 million loan secured by two assisted living facilities in the New York metro region. A court-appointed receiver has operated the facilities since commencement of the borrowers’ consolidated bankruptcy filing in November 2001, and has improved the facilities’ cash flows and profitability since that time. Concurrently, the facilities are being actively marketed for sale. Independent third parties have valued the facilities and, based upon such independent opinion, management believes that no allocation of the allowance for loan losses to this credit was warranted as of December 31, 2003.

At December 31, 2003, OREO consisted of two residential properties with an aggregate carrying value of approximately $92,000. The Bank generally conducts appraisals on all properties securing non-accrual mortgage loans and OREO as deemed appropriate and, if necessary, charges off any declines in value at such times. Based upon management’s estimates as to the timing of, and expected proceeds from, the disposition of these properties, no material loss is currently anticipated.

It is the Bank’s general policy to dispose of properties acquired through foreclosure or by deed in lieu thereof as quickly and as prudently as possible, in consideration of market conditions and the condition of such property. OREO is generally titled in the name of a wholly-owned Bank subsidiary, which manages the property while it is being offered for sale.

Allowance for Loan Losses

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals or by net charge-offs. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio, based on various statistical analyses and ends with an assessment of non-rated loans. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. In establishing the allowance for loan losses, management also considers the Company’s current business strategy and credit process, including compliance with stringent guidelines it has established with regard to credit limitations, credit approvals, loan underwriting criteria, and loan workout procedures. The policy of the Bank is to segment the allowance to correspond to the various types of loans in the loan portfolio, and to identify those loans with a higher perceived risk based on their non-performing and/or classification status. These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to the respective levels of quantified and inherent risk.

In assessing the adequacy of the allowance for loans losses, the Company applied separate adequacy procedures to the loan portfolio acquired in the Roslyn merger. In addition, the Company’s risk assessment measures were applied to the acquired loans in order to generate a range of reserves. Upon completion of the analysis, the Company determined that the allowance for loan losses acquired in the Roslyn merger fell within the Company’s measurement parameters and was therefore deemed to be adequate.

The initial assessment of the loan loss allowance takes into consideration non-performing and rated loans through the valuation of the collateral supporting each loan. Non-performing loans are risk-weighted based upon an aging schedule that typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears; or (2) serious delinquency, a situation in which legal foreclosure action has been initiated. Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

Rated loans are risk-weighted based on the results of individual loan credit reviews. Federal regulations and the Bank’s policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as “Substandard,” “Doubtful,” or “Loss.” An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but that possess certain other types of weaknesses, are designated as “Special Mention.”

When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management, unless the loss of principal appears to be remote. General valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but that have not been allocated to particular problem assets, unlike specific allowances. If the Bank classifies one or more assets, or portions thereof, as Loss, it is required to either establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge-off such amount.

The final assessment for the allowance for loan losses includes the review of performing loans, also by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower’s ability to pay and the Bank’s past loan loss experience with each loan type. The performing loan categories are also assigned quantified risk factors, which result in allocations to the allowance that correspond to the individual types of loans in the portfolio.

The levels of review performed for different asset types will vary depending on the nature of those assets. While certain assets may represent a substantial investment to the Bank and warrant individual reviews, other assets may have less risk because the size of the asset is small, the risk is spread over a large number of borrowers, or the loans are well collateralized. Loan pool analyses are performed on asset types with these latter characteristics. Individual loan analyses are periodically performed for individually significant loans or for those loans that management deems such analyses necessary, primarily consisting of multi-family, commercial real estate, and construction and development loans. As a result of these individual analyses, the allowance for loan losses is allocated to specific allowances for individual loans, including loans considered impaired and non-impaired.

In order to determine its overall adequacy, the allowance for loan losses is reviewed quarterly by both management (through its Classification of Assets Committee) and the Mortgage and Real Estate Committee of the Board.

Various factors are considered, and various processes followed, in determining the appropriate level of the allowance for loan losses. These factors and processes include, but are not limited to:

1)	End-of-period levels and observable trends in non-performing loans;

2)	Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

3)	Bi-weekly, and occasionally more frequent, meetings of executive management with the Mortgage and Real Estate Committee (which includes six independent directors, five of whom respectively possess over 30 years of complementary real estate experience), during which observable trends in the local economy and their effect on the real estate market are discussed; and

4)	Full Board assessment of the preceding factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

A New York State-chartered savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Company (the “FDIC”) and the New York State Banking Department (the “NYSBD”). The FDIC, in conjunction with the other federal banking agencies, has adopted an inter-agency policy statement regarding the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor, and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that the regulators, in reviewing the Bank’s loan portfolio, will not request that the Bank materially increase its allowance for loan losses, thereby negatively affecting the Company’s financial condition and earnings at that time. Furthermore, although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events. Accordingly, further additions to the specific and general loan loss allowances may become necessary under as yet undetermined circumstances.

The Bank’s allowance for loan losses totaled $78.3 million at December 31, 2003, representing 228.01% of non-performing loans, as compared to $40.5 million, or 247.8% of non-performing loans, at December 31, 2002. The increase reflects the $37.8 million allowance for loan losses acquired in the Roslyn merger. The Company had no net charge-offs against the allowance for loan losses in 2003 or 2002.

Management will continue to monitor and modify the level of its allowance for loan losses in order to maintain it at a level that management considers to be adequate. See “Statistical Data” for information about the components, maturity, and repricing of the Bank’s loan portfolio, and for a summary of the allowance for loan losses.

Environmental Issues

The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, such risks also may be present for loans secured by residential real estate if environmental contamination makes collateral property unsuitable for use. The Bank attempts to control such risk by requiring that an appropriate environmental site assessment be completed as part of its underwriting review for all non-residential mortgage applications. In addition, the Bank’s policy is to maintain ownership of specific commercial real estate properties it acquires in separately incorporated subsidiaries.

Investment Activities

General. The investment policy of the Company and the Bank is established by the respective Boards and implemented by their respective Investment Committees, together with certain executive officers of the Company and the Bank. The policy is primarily designed to provide and maintain liquidity; to generate a favorable return on investments without incurring undue prepayment, interest rate, and credit risk; and to complement the Bank’s lending activities.

Decisions regarding the securities investment portfolio are the responsibility of the Bank’s Senior Executive Vice President and head of the Capital Markets Group. Such decisions are made in accordance with the Company’s and the Bank’s respective investment policies. While the Senior Executive Vice President has the authority to conduct trades within specific guidelines established by these policies, all transactions are periodically reviewed by the respective Investment Committees and are reported to the respective Boards on a monthly basis.

The Company’s and the Bank’s current securities investment policies permit investments in various types of liquid assets including, but not limited to, U.S. Government agency securities, municipal bonds, corporate debt obligations (including trust preferred securities), and corporate equities. In addition, the Company’s and the Bank’s policies permit investments in mortgage-backed and -related securities, including securities issued and guaranteed by FNMA, the Federal Home Loan Mortgage Corporation (“FHLMC”), the Government National Mortgage Association (“GNMA”), and Collateralized Mortgage Obligations (“CMOs”).

At December 31, 2003, the Company had $9.5 billion in securities, as compared to $4.5 billion at December 31, 2002. The year-end 2003 amount consisted primarily of mortgage-backed and -related securities totaling $7.5 billion; government agency securities totaling $714.4 million; and trust preferred securities totaling $675.4 million.

Upon the purchase of an investment security, management makes a determination as to its classification, i.e., either “available for sale” or “held to maturity”. However, the Bank and the Holding Company do not currently purchase securities with the intention of trading them, nor do they maintain a trading portfolio. At December 31, 2003, the Company had $6.3 billion, or 26.8% of its total assets, classified as available-for-sale securities with an average life of 5.24 years, and $3.2 billion, or 13.7% of its total assets, classified as held-to-maturity securities with an average life of 6.13 years.

Mortgage-backed and -related Securities

The Company purchases mortgage-backed and -related securities in order to (a) generate positive interest rate spreads with minimal administrative expense; (b) lower its credit risk as a result of the guarantees provided by FHLMC, GNMA, and FNMA; (c) utilize these securities as collateral for borrowings; and (d) increase the liquidity sponsored by GNMA, FHLMC, and FNMA. The Company also invests in CMOs issued or sponsored by private issuers.

It is the policy of the Bank to limit its purchases of privately issued CMOs to non-high risk securities rated not less than “AA” by at least two nationally recognized rating agencies and having an average life of seven years or less. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility with regard to estimated average life and price relative to interest rates as compared with standard 30-year fixed-rate securities.

At December 31, 2003, mortgage-backed securities totaled $7.5 billion, representing 32.1% of total assets at that date. Included in the $7.5 billion were $2.0 billion of mortgage-backed securities that were classified as held to maturity (with a net unrealized loss of $33.7 million) and $5.5 billion that were classified as available for sale. Because a significant portion of the Bank’s mortgage-related securities are fixed-rate private label and agency CMOs (i.e., FNMA, FHLMC, and GNMA), the Bank anticipates that the majority of the portfolio will prepay or reprice within three years. At December 31, 2003, the mortgage-backed and -related securities portfolio had a weighted average interest yield of 4.67%, an average estimated life of 3.39 years, and a market value of approximately $7.5 billion.

Investment Securities

Debt Securities. At December 31, 2003, the Company’s debt securities portfolio totaled $1.1 billion, or 4.6% of total assets, of which $194.2 million were classified as available for sale and $893.1 million were classified as held to maturity. The Company’s debt securities primarily consist of investments in corporate bonds, trust preferred securities, and municipal securities. As of December 31, 2003, the Company had a $1.0 million investment in U.S. denominated bonds of foreign entities.

U.S. Government Agency Obligations. At December 31, 2003, the Company’s U.S. Government agency securities portfolio totaled $714.4 million, including $653.3 million that were classified as held to maturity and $61.0 million that were classified as available for sale. The portfolio consisted of callable zero coupon bonds and fixed and adjustable callable debentures that were generally callable after one year and in six-month intervals thereafter.

The capital notes and trust preferred securities in which the Bank has invested have primarily been issued by financial institutions. Such investments represent secondary capital, and rank subordinate and junior in right of payment to all indebtedness of the issuing company. In order to offset the higher degree of risk, management focuses primarily on, but does not limit its investments to, securities issued by institutions in the New York metropolitan region. At December 31, 2003, the Bank and the Holding Company owned $616.7 million and $58.7 million of trust preferred securities, respectively.

Equity Securities. At December 31, 2003, the Company’s equity securities portfolio totaled $197.3 million, including $181.7 million of equity securities that were classified as available for sale and $15.6 million of equity securities that were classified as held to maturity. The Bank’s equity securities portfolio accounted for $188.5 million of the year-end 2003 total, while the Holding Company’s portfolio accounted for the remaining $8.8 million.

The Company’s equity securities portfolio consisted primarily of common and preferred stock at December 31, 2003. Included in the year-end 2003 total were stock mutual funds totaling $29.2 million and preferred stocks totaling $137.9 million. The latter portfolio is redeemable by the issuers pursuant to the terms of such stocks, generally after a three-to-five-year holding period. The Company benefits from its investment in common and preferred stocks due to the tax deductions received in connection with dividends paid by corporate issuers on equity securities.

Other Investment Activities. At December 31, 2003, the Company had a $375.0 million investment in BOLI, as compared to $203.0 million at December 31, 2002. In addition to the $125.9 million of BOLI acquired in the Roslyn merger, the year-over-year increase reflects a $16.1 million rise in the cash surrender value of the underlying policies and the purchase of an additional $30.0 million of BOLI in the second quarter of 2003. An additional $100.0 million of BOLI was purchased by the Company on February 27, 2004. The BOLI policy was implemented to offset future employee benefit costs. The purchase of the BOLI policy, and its increase in cash surrender value, is classified in “other assets” in the Consolidated Statements of Financial Condition. The income generated by BOLI, and by the increase in the cash surrender value of the policy, is classified in “other income” in the Consolidated Statements of Income and Comprehensive Income.

In connection with the Roslyn merger, the Bank acquired an investment in a real estate joint venture with the Holiday Organization of Westbury, New York, in The Hamlet at Willow Creek Development Co. L.L.C. for the development of a 177-unit residential golf course community in Mount Sinai, New York. Through its subsidiary, Mt. Sinai Ventures, LLC, the Bank made an initial $25.0 million investment (which is classified as “other assets” in the Consolidated Statements of Financial Condition) at a preferred return of 1.0% over the Prime rate of interest. In addition to the preferred return, the Company will also receive a 50% share of the residual profits or share 50% of the residual losses. As of December 31, 2003, no units had been delivered in connection with this joint venture and the Company had recorded no income. The joint venture began to deliver units in the first quarter of 2004.

During 2003, the Bank also invested in a limited liability company for the purpose of indirectly acquiring a limited partnership interest in entities that construct, rehabilitate, and own low-income housing properties qualifying for tax credits in accordance with the Internal Revenue Code (the “Code”). A third-party entity has provided a guaranty of a minimum specified yield on the Bank’s investment, based on the tax benefits generated.

Sources of Funds

General. The Company’s primary funding sources are deposits and borrowings. Reflecting the Company’s leveraged growth strategy and the borrowings acquired in the Roslyn merger, the Company increased its borrowings from $4.6 billion at December 31, 2002 to $9.9 billion at December 31, 2003. Included in the year-end 2003 amount were FHLB-NY advances of $2.4 billion, repurchase agreements of $6.8 billion, and trust preferred securities of $590.1 million.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits principally consist of CDs and savings accounts, together with NOW and money market accounts and non-interest-bearing demand deposit accounts. At December 31, 2003, CDs totaled $4.4 billion, while savings accounts, NOW and money market accounts, and non-interest-bearing accounts totaled $2.9 billion, $2.3 billion, and $720.2 million, respectively.

The flow of deposits has been influenced significantly by the restructuring of the banking industry, changes in money market and interest rates, and competition with other financial institutions. The Bank’s deposits are typically obtained from customers residing or working in the communities in which its offices are located, and the Bank relies on its long-standing relationships with its customers to retain these deposits.

The Bank uses traditional means of advertising its deposit products, and does not generally solicit deposits from outside its marketplace. While CDs in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits, as such deposits are generally more difficult to retain than core deposits. At December 31, 2003, $1.1 billion, or 10.7% of the Bank’s deposit balance, consisted of CDs with a balance of $100,000 or more.

The Bank has authorized the use of brokers to obtain deposits to fund its operations, and has entered into relationships with several nationally recognized retail brokerage firms to accept the deposits sold by such firms. Depending on market conditions, the Bank may use such brokered deposits from time to time to fund asset growth and manage interest rate risk. During 2003, the Bank acquired $405.6 million of brokered certificates, through the Roslyn merger. These brokered certificates have original maturities ranging from three months to four years. At December 31, 2003, the Bank had a total of $428.4 million in brokered deposits, representing 4.1% of total deposits.

Borrowings. Borrowings totaled $9.9 billion and $4.6 billion, respectively, at December 31, 2003 and 2002, and consisted of FHLB-NY advances, repurchase agreements, trust preferred securities, and unsecured senior debt, as described below.

FHLB-NY Advances. The Bank is a member of the FHLB-NY, and had an $11.7 billion line of credit at December 31, 2003. FHLB-NY advances totaled $2.4 billion at that date. Pursuant to a blanket collateral agreement with the FHLB-NY, advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, including one-to-four family loans and mortgage-backed securities, in an amount equal to 110% of outstanding advances. The Bank also has a $10.0 million line of credit with a correspondent financial institution which had not been drawn upon at December 31, 2003.

Repurchase Agreements. At December 31, 2003 and 2002, the Company had repurchase agreements of $6.8 billion and $2.0 billion, respectively. For the year ended December 31, 2003, the average balance of the Company’s repurchase agreements was $3.6 billion.

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Company with an agreement to repurchase those securities at an agreed-upon price and date. The Company generally uses repurchase agreements with maturities ranging from overnight to one year to meet its short-term funding needs, and invests such borrowings at favorable spreads. The collateral for the Company’s repurchase agreements consists of U.S. agency obligations and mortgage-backed or –related securities. The security brokers utilized for borrowing transactions are subject to an ongoing financial review in order to ensure that the Company selects only those dealers whose financial strength will minimize the risk of principal loss due to default. This review is performed internally and/or by qualified third parties. Additionally, a Public Securities Association Master Repurchase Agreement must be executed and on file for each dealer selected.

Trust Preferred Securities. The Company has established six Delaware and two Connecticut business trusts, of which all the common stock is owned by the Company: Haven Capital Trust I, Haven Capital Trust II, Queens Capital Trust I, Queens Statutory Trust I, NYCB Capital Trust I, New York Community Statutory Trust I, New York Community Statutory Trust II, and New York Community Capital Trust V (collectively, the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures. Trust preferred securities issued by New York Community Capital Trust V were issued as part of the Company’s BONUSESSM Units offering in November 2002. The proceeds of such offerings were used for general corporate purposes including the repurchase of Company common stock, the payment of dividends on the Company’s common stock, and the repayment of indebtedness.

As a result of the Roslyn merger, the Company acquired a wholly-owned subsidiary, Roslyn Preferred Trust I (“RPT I”), a Delaware statutory business trust, which issued $63.0 million aggregate liquidation amount of floating rate guaranteed preferred beneficial interests in junior subordinated debentures (the “Capital Securities”) due April 1, 2032, at a distribution rate equal to the six-month LIBOR plus 360 basis points, resetting on a semi-annual basis. The maximum distribution rate on the Capital Securities is 12.0% through April 1, 2007, with no maximum thereafter. The Company may redeem the Capital Securities, in whole or in part, at any time on or after April 1, 2007. At December 31, 2003 the distribution rate was 4.78%. The proceeds of such offering were used for general corporate purposes including the repurchase of Company common stock, the payment of dividends on the Company’s common stock, and the repayment of indebtedness.

For additional information about the Company’s trust preferred securities, see “Note 9—Borrowings” in the Company’s 2003 Annual Report to Shareholders, which portion is incorporated herein by reference.

Unsecured Senior Debt. On November 13, 2002, Roslyn issued $115.0 million of 5.75% unsecured senior notes at a price of 99.785%. The notes have a maturity date of November 15, 2007. Interest on such notes is paid semi-annually on May 15 and November 15 of each year, beginning May 15, 2003. Previously, on November 21, 2001, Roslyn issued $75.0 million of 7.50% unsecured senior notes at par and a maturity date of December 1, 2008. The interest on such notes is paid semi-annually on June 1 and December 1 of each year, beginning June 1, 2002.

In connection with these unsecured senior note offerings, the Company capitalized a total of $3.1 million of debt issuance costs to be amortized on a straight-line basis, generally over the life of the borrowings, and reflected as “interest expense on borrowings” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2003 and 2002, the accrued interest payable on senior notes amounted to $1.3 million and $1.4 million, respectively.

Hedging. The Company’s borrowings at December 31, 2003 also reflect four interest rate swap agreements into which the Company entered in the second quarter of the year. The agreements effectively converted four of the Company’s trust preferred securities from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the trust preferred securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the trust preferred securities. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At December 31, 2003, a $2.9 million liability, representing the fair value of the interest rate swap agreements, was recorded in “other liabilities.” An offsetting adjustment was made to the carrying amount of the trust preferred securities to recognize the change in their fair value.

Subsidiary Activities

Under its New York State Leeway Authority, the Bank has formed, or acquired through merger transactions, eighteen active subsidiary corporations, fourteen of which are direct subsidiaries of the Bank and four of which are subsidiaries of Bank-owned entities. The direct subsidiaries are: CFS Investments, Inc. (organized in New York), which sells non-deposit investment products; RCBK Mortgage Corp. (organized in New York), which holds multi-family loans; RCSB Corporation (organized in New York), which owns a branch building; Richmond Enterprises Inc. (organized in New York), which is the holding company for PBC; CFS Investments New Jersey, Inc. (organized in Delaware), an investment company and the holding company for three REITs—Columbia Preferred Capital Corp., Richmond County Capital Corporation, and Ironbound Investment Company, Inc.—each of which holds residential and commercial mortgage loans; Pacific Urban Renewal Corp. (organized in New Jersey), which owns a branch building; Blizzard Realty Corp. (organized in New York) and 1400 Corp. (organized in New York), which manage Bank properties acquired through foreclosure while they are being marketed for sale; Roslyn National Mortgage Corporation (organized in Delaware), which formerly operated as a mortgage loan originator and servicer and currently acts as a subleaser of office space; RSB RNMC Re, Inc. (organized in Vermont), a captive re-insurance company, which reinsures mortgage impairment policies underwritten by principal carriers; BSR 1400 Corp. (organized in New York), which holds Bank facilities and leases thereon; RSB Mt. Sinai Ventures LLC (organized in Delaware), which is a joint venture partner in the development, construction, and sale of a 177-unit residential golf course community in Mount Sinai, New York; RSB O.B. Ventures LLC (organized in New York), which is a joint venture partner in a 370-unit residential community in Plainview, New York that has been completely sold and delivered; and RSB Agency (organized in New York), which sells non-deposit investment products.

The subsidiaries of Bank-owned entities are PBC (organized in Delaware), which advises high net worth individuals and institutions on the management of their assets; and Ironbound Investment Company, Inc. (organized in New Jersey); Richmond County Capital Corporation (organized in New York); and Columbia Preferred Capital Corp. (organized in Delaware). The latter three subsidiaries are REITS that hold residential and commercial real estate mortgages.

In addition, the Bank maintains eleven inactive corporations: Bayonne Service Corp, which is organized in New Jersey and the following inactive corporations which are organized in New York State: MFO Holding Corp.; Queens County Capital Management, Inc.; Columbia Resources Corp.; Columbia Funding Corporation; Main Omni Realty Corp.; Bellingham Corp.; Residential Mortgage Banking, Inc.; Old Northern Co. Ltd.; and VBF Holding Corporation. The Bank is also affiliated with Columbia Travel Services, Inc., an inactive corporation organized in New York.

The Company also owns thirteen special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Nine of the subsidiaries are listed in the “Trust Preferred Securities” section above. The remaining four trusts were inactive as of December 31, 2003. (See “Note 9 - Borrowings” in the Company’s 2003 Annual Report to Shareholders, which portion is incorporated herein by reference).

Personnel

At December 31, 2003, the number of full-time equivalent employees was 1,975. The Bank’s employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

FEDERAL, STATE, AND LOCAL TAXATION

Federal Taxation

General. The Holding Company, the Bank, and their subsidiaries (excluding REIT subsidiaries) report their income on a consolidated basis, using a calendar year and the accrual method of accounting and, are subject to federal income taxation in the same manner as other corporations with some exceptions, including, in particular, the Bank’s treatment of its reserve for bad debts, discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

Bad Debt Reserves. Prior to the enactment of The Small Business Job Protection Act of 1996 (“1996 Act”) on August 20, 1996, for federal income tax purposes, thrift institutions such as the Bank were permitted to establish tax reserves for bad debts. The 1996 Act eliminated the Bank’s ability to make future additions to its tax bad debt reserves and limited the circumstances which could give rise to the recapture of reserve amounts into the Company’s consolidated taxable income.

Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Holding Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes; distributions in redemption of stock; and distributions in partial or complete liquidation. Dividends paid from the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s income.

The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to that income, is equal to the amount of the distribution. Thus, if the Bank were to make a non-dividend distribution to the Holding Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See “Regulation and Supervision” for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

Corporate Alternative Minimum Tax. In addition to the regular income tax, the Code imposes an alternative minimum tax (“AMT”) in an amount equal to 20% of alternative minimum taxable income (“AMTI”) to the extent the AMT exceeds the taxpayers’ regular income tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carry forwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Company does not expect to be subject to the AMT in the foreseeable future.

Dividends Received Deduction and Other Matters. The Holding Company and the Bank may exclude from income 100% of dividends received from their consolidated subsidiaries. No dividends received deduction is available for dividends paid by the Bank’s REIT subsidiaries. However, a 100% dividends paid deduction is available to these REIT subsidiaries for qualifying dividend payments. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such consolidated groups, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation distributing a dividend.

State and Local Taxation

New York State Taxation. The Holding Company, the Bank, and certain of their subsidiaries are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (a) 7.5% (8% for 2002) of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. The Holding Company, the Bank, and certain of their subsidiaries file a New York State combined return.

The New York State tax law on banking corporations was amended in 1997 to allow a deduction for net operating losses sustained in tax years beginning on or after January 1, 2001. The deduction may not exceed the allowable federal net operating loss deduction augmented by the excess of the New York State bad debt deduction over the federal bad debt deduction. No carryback of these losses is allowed. However, the losses may be carried forward for the 20-year period allowed under Code Section 172.

The Company does business within the Metropolitan Transportation Business Tax District, (the “District”). A tax surcharge is imposed on banking corporations and business corporations doing business within the District and has been applied since 1982. The District tax rate is 17% on the tax described above, subject to modification in certain circumstances, and is scheduled to expire for tax years ending on or after December 31, 2004.

Bad Debt Reserves. For purposes of computing its New York State entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. The New York State tax bad debt reserve is subject to recapture for “non-dividend distributions” in a manner similar to the recapture of the federal tax bad debt reserves for such distributions. Also, the New York State tax bad debt reserve is subject to recapture in the event that the Bank fails a definitional test with respect to its assets mix (the “60% Test”), which it presently satisfies. Although there can be no assurance that the Bank will satisfy the 60% Test in the future, management believes that the requisite level of qualifying assets can be maintained by the Bank.

City of New York Taxation. The Holding Company, the Bank, and certain of their subsidiaries are also subject to a New York City banking corporation tax in an annual amount equal to the greater of (a) 9% of entire net income allocable to New York City, or (b) the applicable alternative tax. The applicable alternative tax is the greater of (a) .01% of the value of taxable assets allocable to New York City with certain modifications, (b) 3% of alternative entire net income allocable to New York City, or (c) $125. Entire net income and alternative net income are calculated in a manner similar to New York State including the allowance of a deduction for an addition to the tax bad debt reserve. The income is allocated to New York City based upon three factors: receipts, wages, and deposits. The New York City tax law does not permit a deduction for net operating losses. The Holding Company, the Bank, and certain of their subsidiaries file a New York City combined return.

Other State Taxes. Taxes paid by the Company to states other than New York are not material.

REGULATION AND SUPERVISION

General

The Bank is a New York State-chartered stock-form savings bank and its deposit accounts are insured under the Bank Insurance Fund (“BIF”), and through its acquisition of CFS Bank, some deposits are insured by the Savings Association Insurance Fund (“SAIF”). The Bank is subject to extensive regulation and supervision by the New York State Banking Department (the “Banking Department”), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Banking Department and the FDIC to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC, or through legislation, could have a material adverse impact on the Company and the Bank and their operations, and the Company’s shareholders. The Company is required to file certain reports, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Banking Department and of the SEC under federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

New York Law

The Bank derives its lending, investment, and other authority primarily from the applicable provisions of Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. See “Restrictions on Certain Activities.” Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock, and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in the stock of a single corporation is limited to the lesser of 2% of the issued and outstanding stock of such corporation or 1% of the savings bank’s assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank’s lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the “leeway” power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, savings banks are authorized to elect to invest under a “prudent person” standard in a wide range of debt and equity securities in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law. Although the “prudent person” standard may expand a savings bank’s authority, in the event a savings bank elects to utilize the “prudent person” standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. A savings bank may also exercise trust powers upon approval of the Banking Department.

New York savings banks may also invest in subsidiaries under a service corporation power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities, which may be authorized by the Banking Department. Investment by a savings bank in the stock, capital notes, and debentures of its service corporation is limited to 3% of the savings bank’s assets, and such investments, together with the savings bank’s loans to its service corporations, may not exceed 10% of the savings bank’s assets.

The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. In particular, the applicable provision of New York State Banking Law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the FDIC regulations issued pursuant thereto.

With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, subject to certain adjustments.

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

FDIC Regulations

Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt, and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier I Leverage Capital ratio of 5%, Total Capital ratio of 10%, and Tier I Capital ratio of 6%.

The following is a summary of the Bank’s regulatory capital at December 31, 2003:

Tier I Leverage Capital to Average Assets	7.95%
Total Capital to Risk-Weighted Assets	14.68%
Tier I Capital to Risk-Weighted Assets	13.95%

On January 30, 2004, the Company generated net proceeds of $399.5 million through a follow-on offering of 13.5 million shares of its common stock. The Company contributed $300.0 million of the net proceeds to the Bank. Had the offering taken place prior to year-end 2003, the Bank’s Tier 1 Leverage Capital ratio would have equaled 9.39% and its Total Capital and Tier I Capital ratios would have equaled 17.22% and 16.50%, respectively.

In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. According to the agencies, applicable considerations include the quality of the bank’s interest rate risk management process, the overall financial condition of the bank, and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies subsequently have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. Banks that engage in specified amounts of trading activity may be subject to adjustments in the calculation of the risk-based capital requirement to assure sufficient additional capital to support market risk.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction, standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (“FDI Act”). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

Real Estate Lending Standards. The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the bank and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC Guidelines, which include loan-to-value limitations for the different types of real estate loans. Savings banks are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The Guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

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

Investment Activities

Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding that state law, FDICIA and the FDIC regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of Nasdaq and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The Gramm-Leach-Bliley Act of 1999 and FDIC regulation impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC.

The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier I Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control. As of December 31, 2003, the Bank had $208.1 million of such investments.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measure for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cease receipt of deposits from correspondent banks, or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

“Critically undercapitalized” institutions also may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver is required for a “critically undercapitalized” institution within 270 days after it obtains such status.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. Generally, a bank’s subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of a savings bank, and any companies that are controlled by such parent holding company, are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as or no less favorable to, the savings bank or its subsidiary as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act governs a savings bank’s loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

The FDIC has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the savings bank became “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible equity to total assets of less than 2%. See “Prompt Corrective Regulatory Action.”

The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including; (i) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurrence or likely incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts

The Bank is a member of the BIF and, through its acquisition of CFS Bank, also holds some deposits that are considered to be insured by the SAIF.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group, based on the institution’s financial information, as of the reporting period ending seven months before the assessment period. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution’s primary federal regulator, and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for both BIF and SAIF deposits are determined semiannually by the FDIC and currently range from zero basis points to 27 basis points.

The FDIC is authorized to raise the assessment rates in certain circumstances, including maintaining or achieving the designated reserve ratio of 1.25%, which requirement the BIF and SAIF currently meet.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was signed into law. Among other things, the law spreads the obligations for payment of the financing Corporation (“FICO”) bonds across all SAIF and BIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000.

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

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a savings bank has continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings bank; to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest CRA rating, received from the FDIC in February 2003, was “satisfactory.”

New York Regulation. The Bank is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York to serve the credit needs of its local community (“NYCRA”), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all Federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank’s compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Bank’s latest NYCRA rating, received from the Banking Department in July 2002, was “outstanding”.

Federal Reserve System

Under Federal Reserve Board (“FRB”) regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.4 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $45.4 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $6.6 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its borrowings from the FHLB-NY, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock of $170.9 million at December 31, 2003.

The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 2003 and 2002, dividends from the FHLB-NY to the Bank amounted to $6.3 million and $7.4 million, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income might also be reduced. FHLB System members are also authorized to borrow from the Federal Reserve Bank’s “discount window,” but regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Interstate Branching

Federal law allows the FDIC, and New York banking law allows the New York superintendent of banks, to approve an application by a state bank to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State banking law authorizes savings banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state has opted into interstate de novo branching. In addition to its branches in New York, the Bank currently maintains branches in New Jersey.

Holding Company Regulations

Federal Regulation. The Company is currently subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (“BHCA”), as administered by the FRB.

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

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. See “Capital Maintenance.” At December 31, 2003, the Company’s consolidated Total and Tier I Capital exceeded these requirements.

Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

Acquisition of the Holding Company

Federal Restrictions. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock. See “Holding Company Regulation.”

New York Change in Control Restrictions. In addition to the CIBCA and the BHCA, the New York State Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York.

Federal Securities Law

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

Registration of the shares of the Common Stock that were issued in the Bank’s conversion from mutual to stock form under the Securities Act of 1933, as amended (the “Securities Act”), does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of

Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed in any three-month period the greater of (i) 1% of the outstanding shares of the Company, or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made by the Company in the future to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

STATISTICAL DATA

The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the consolidated financial statements and related notes, and the discussion included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are indexed on the Form 10-K Cross Reference Index.

A. Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank’s loan portfolio at December 31, 2003. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $2.6 billion for the twelve months ended December 31, 2003.

	Mortgage and Other Loans at December 31, 2003
(dollars in thousands)	Multi- Family	One-to-Four Family	Commercial Real Estate	Construction	Other	Total Loans
Amount due:
Within one year	$453,544	$74,224	$133,400	$623,241	$236,309	$1,520,718
After one year:
One to five years	3,632,655	153,423	607,167	20,307	50,307	4,463,859
Over five years	3,281,956	503,316	704,481	—	25,018	4,514,771

Total due or repricing after one year	6,914,611	656,739	1,311,648	20,307	75,325	8,978,630

Total amounts due or repricing, gross	$7,368,155	$730,963	$1,445,048	$643,548	$311,634	$10,499,348

The following table sets forth, at December 31, 2003, the dollar amount of all loans due after December 31, 2004, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2004
(dollars in thousands)	Fixed	Adjustable	Total
Mortgage loans:
Multi-family	$1,388,215	$5,526,396	$6,914,611
One-to-four family	517,785	138,954	656,739
Commercial real estate	385,666	925,982	1,311,648
Construction	20,307	—	20,307

Total mortgage loans	2,311,973	6,591,332	8,903,305
Other loans	69,581	5,744	75,325

Total loans	$2,381,554	$6,597,076	$8,978,630

B. Summary of the Allowance for Loan Losses

The allowance for loan losses was allocated as follows at December 31st:

	2003		2002		2001		2000		1999
(dollars in thousands)	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance
Mortgage loans:
Multi-family	$32,130	41.04%	$25,433	62.80%	$21,361	52.74%	$7,783	43.08%	$4,927	70.08%
One-to-four family	5,462	6.98	2,763	6.82	6,084	15.02	2,923	16.18	663	9.42
Construction	11,903	15.20	2,104	5.20	3,489	8.62	892	4.94	64	0.91
Commercial real estate	18,859	24.09	7,016	17.32	8,150	20.12	5,671	31.40	1,202	17.10
Other loans	9,939	12.69	3,184	7.86	1,416	3.50	795	4.40	175	2.49

Total loans	$78,293	100.00%	$40,500	100.00%	$40,500	100.00%	$18,064	100.00%	$7,031	100.00%

The preceding allocation is based upon an estimate at a given point in time, which, in turn, is based on various factors including, but not limited to, local economic conditions. A different allocation methodology may be deemed to be more appropriate in the future.

C. Composition of the Loan Portfolio

The following table sets forth the composition of the Bank’s portfolio of mortgage and other loans in dollar amounts and in percentages at December 31st:

	2003		2002		2001		2000		1999
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$7,368,155	70.18%	$4,494,332	81.88%	$3,255,167	60.23%	$1,945,656	53.51%	$1,348,351	83.72%
One-to-four family	730,963	6.96	265,724	4.84	1,318,295	24.40	1,267,080	34.85	152,644	9.48
Commercial real estate	1,445,048	13.76	533,327	9.72	561,944	10.40	324,068	8.91	96,008	5.96
Construction	643,548	6.13	117,013	2.13	152,367	2.82	59,469	1.64	4,793	0.30

Total mortgage loans	10,187,714	97.03	5,410,396	98.57	5,287,773	97.85	3,596,273	98.91	1,601,796	99.46
Other loans	311,634	2.97	78,787	1.43	116,878	2.15	39,748	1.09	8,742	0.54

Total loans	10,499,348	100.00%	5,489,183	100.00%	5,404,651	100.00%	3,636,021	100.00%	1,610,538	100.00%

Unearned premiums (discounts)	—		19		91		(18)		(24)
Less: Net deferred loan origination (costs) fees	(1,023)		5,130		3,055		1,553		2,404
Allowance for loan losses	(78,293)		(40,500)		(40,500)		(18,064)		(7,031)

Loans, net	$10,422,078		$5,443,572		$5,361,187		$3,616,386		$1,601,079

ITEM 2.	PROPERTIES

The executive and administrative offices of the Company and its subsidiaries are located at 615 Merrick Avenue, Westbury, New York. The office building and land had been purchased by CFS Bank in December 1997 and is now occupied under a lease agreement and Payment-in-Lieu-of-Tax (“PILOT”) agreement with the Town of Hempstead Industrial Development Agency (“IDA”), which was assumed by the Company pursuant to the merger with Haven on November 30, 2000. Under the IDA and PILOT agreements, the Company sold the building and land to the IDA, is leasing it for $1.00 per year for a 10-year period, and will repurchase the building for $1.00 upon expiration of the lease term in exchange for IDA financial assistance.

At December 31, 2003, the Company’s bank subsidiary owned 42 and leased 97 of its branch offices and other bank business facilities under various lease and license agreements expiring at various times through 2025 (See “Note 11—Commitments and Contingencies: Lease and License Commitments” in the Company’s 2003 Annual Report to Shareholders, which portion is incorporated herein by reference). The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of the Company’s business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank. At December 31, 2003, the Bank had a lawsuit pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in damages. This amount does not include any statutory pre-judgment interest that could be awarded. The ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and continues to defend its position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol “NYB”.

Information regarding the market price of the Company’s common stock and the dividends paid during the years ended December 31, 2003 and 2002 appears in the 2003 Annual Report to Shareholders under the caption “Market Price of Common Stock and Dividends Paid per Common Share,” and is incorporated herein by this reference.

As of March 5, 2004 the Company had approximately 13,500 shareholders of record, excluding the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Use of Proceeds from Common Stock Offering

On January 30, 2004, the Company completed a public offering of 13.5 million shares of its common stock at a price of $29.96 per share. The common stock was issued pursuant to a registration statement on Form S-3 (Registration No. 333-105350) that was initially filed with the Securities and Exchange Commission on May 16, 2003 and effective on May 29, 2003.

The underwriter for the offering was Bear, Stearns & Co. Inc. Underwriter’s discounts and commissions for the common stock offering totaled $4,556,250. Total expenses for the common stock offering were approximately $475,000. The common stock offering generated net proceeds to the Company of approximately $399.5 million, which were used as follows:

(in millions)
Capital contribution to the Bank	$300.0
Repurchase of Company common stock	16.9
Payment of dividends on Company common stock	56.8
Payment of dividends on trust preferred securities	5.0
Short-term money market investments	20.8

Total	$399.5

ITEM 6.	SELECTED FINANCIAL DATA

Information regarding selected financial data appears in the 2003 Annual Report to Shareholders under the caption “Financial Summary,” and is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management’s discussion and analysis of financial condition and results of operations appears in the 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears in the 2003 Annual Report to Shareholders under the caption “Asset and Liability Management and the Management of Interest Rate Risk,” and is incorporated herein by this reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the consolidated financial statements and the Independent Auditors’ Report appears in the 2003 Annual Report to Shareholders under the captions “Consolidated Financial Statements and Notes Thereto” and “Independent Auditors’ Report,” and is incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, under the caption “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, under the captions “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” and “Employment Agreements,” and is incorporated herein by this reference.

A copy of the Company’s code of ethics is available, without charge, upon written request to the Company’s Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	26,573,524	$14.50	713,559
Equity compensation plans not approved by security holders	—	—	—

Total	26,573,524	$14.50	713,559

Information regarding security ownership of certain beneficial owners appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by this reference.

Information regarding security ownership of management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2004, under the caption “Information with Respect to the Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, under the caption “Transactions with Certain Related Persons,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information appearing under “Audit Committee Report” and “Principal Accountant Fees and Services” in our 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following consolidated financial statements are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 and are incorporated herein by this reference:

-	Consolidated Statements of Condition at December 31, 2003 and 2002;
-	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2003;
-	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2003;
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003;
-	Notes to the Consolidated Financial Statements; and
-	Independent Auditors’ Report

The remaining information appearing in the 2003 Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

     2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (attached hereto)

3.3	Bylaws (2)

4.1	Specimen Stock Certificate (3)

4.2	Shareholder Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (4)

4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. (formerly known as “Queens County Bancorp, Inc.”) and Joseph R. Ficalora, Robert Wann, and James O’Donovan (5)

10.2	Form of Employment Agreement between New York Community Bank (formerly known as “Queens County Savings Bank”) and Joseph R. Ficalora, Robert Wann, and James O’Donovan (5)

10.3	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (6)

10.4	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Anthony E. Burke (6)

10.5	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (6)

10.6	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (7)

10.7	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (6)

10.8	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (6)

10.9	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (8)

10.10	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (8)

10.11	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (8)

10.12	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr. (8)

10.13	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr. (8)

10.14	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John R. Bransfield, Jr. (8)

10.15	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro. (8)

10.16	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro. (8)

10.17	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro. (8)

10.18	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John L. Klag. (8)

10.19	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John L. Klag. (8)

10.20	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and John L. Klag. (8)

10.21	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie. (8)

10.22	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie. (8)

10.23	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Nancy C. MacKenzie. (8)

10.24	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy. (8)

10.25	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy. (8)

10.26	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Daniel L. Murphy. (8)

10.27	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn. (8)

10.28	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn. (8)

10.29	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and R. Patrick Quinn. (8)

10.30	Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley. (8)

10.31	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley. (8)

10.32	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Mary Ellen McKinley. (8)

10.33	Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (7)

10.34	Form of Queens County Savings Bank Recognition and Retention Plan for Officers (7)

10.35	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (9)

10.36	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (9)

10.37	Form of Queens County Savings Bank Employee Severance Compensation Plan (7)

10.38	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (7)

10.39	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (7)

10.40	ESOP Loan Documents (6)

10.41	Incentive Savings Plan of Queens County Savings Bank (10)

10.42	Retirement Plan of Queens County Savings Bank (7)

10.43	Supplemental Benefit Plan of Queens County Savings Bank (11)

10.44	Excess Retirement Benefits Plan of Queens County Savings Bank (7)

10.45	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (7)

10.46	Queens County Bancorp, Inc. 1997 Stock Option Plan (12)

10.47	Richmond County Financial Corp. 1998 Stock Option Plan (13)

10.48	Richmond County Savings Bank Retirement Plan (13)

10.49	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated (14)

10.50	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan (14)

10.51	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan (14)

11.0	Statement Re: Computation of Per Share Earnings (attached hereto)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

13.0	Financial Section of 2003 Annual Report to Shareholders (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 15, 2004 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)

(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278)

(3)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-66852)

(4)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486), and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 1-31565)

(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-31565)

(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486)

(7)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852

(8)	Incorporated herein by reference into this document from the Exhibits to Form 10-Q for the quarterly period ended September 30, 2003, filed on November 14, 2003 (File No. 1-31565)

(9)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684

(10)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682

(11)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995

(12)	Incorporated by reference to Exhibits filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002

(13)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(14)	Incorporated by reference into this document for the Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361

(b) Reports on Form 8-K filed during the last quarter of 2003

On October 3, 2003, the Company filed a Form 8-K announcing that its merger with Roslyn had been approved by the New York State Banking Department, thus concluding the regulatory approval process of the merger.

On October 22, 2003, the Company furnished a Form 8-K setting forth the earnings release for the three and nine months ended September 30, 2003 and updating its diluted earnings per share estimates for the full year.

On October 29, 2003, the Company furnished a Form 8-K announcing that its Board of Directors had declared a quarterly cash dividend of $0.1875 (as adjusted for the 4-for-3 stock split on February 17, 2004), payable on November 21, 2003 to shareholders of record at November 12, 2003.

On October 29, 2003, the Company filed a Form 8-K announcing that shareholders of the Company and Roslyn approved the Agreement and Plan of Merger dated June 27, 2003, pursuant to which Roslyn would be merged with and into the Company.

On November 6, 2003, the Company furnished a Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted on its web site.

On November 7, 2003, the Company filed a Form 8-K regarding certain matters in connection with the consummation of the merger between the Company and Roslyn, including information regarding current and new directors of the Company and financial information with respect to the respective companies.

On November 14, 2003, the Company furnished a Form 8-K to comply with the SEC requirement that notice of a covered blackout period under the Employer Stock Fund of The Roslyn Savings Bank 401(k) Savings Plan be given to the Company’s directors and executive officers and also be furnished to the SEC under cover of Form 8-K.

On November 28, 2003, the Company filed a Form 8-K announcing the retirement of Howard C. Miller and Anthony E. Burke from the Board of Directors, effective December 31, 2003, and the appointment of Michael J. Levine and the Honorable Guy V. Molinari to the Board, effective January 1, 2004.

On December 2, 2003, the Company furnished a Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted on its web site.

On December 10, 2003, the Company furnished a Form 8-K announcing its intention to make available, and distribute, to current and prospective investors two written presentations that would also be posted on its web site.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2004	New York Community Bancorp, Inc. (Registrant)

/s/ Joseph R. Ficalora

Joseph R. Ficalora President, and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Michael F. Manzulli Michael F. Manzulli Co-Chairman	3/15/04	/s/ Joseph R. Ficalora Joseph R. Ficalora Director, President and Chief Executive Officer (Principal Executive Officer)	3/15/04

/s/ Joseph L. Mancino Joseph L. Mancino Co-Chairman	3/15/04	/s/ Michael P. Puorro Michael P. Puorro Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	3/15/04

/s/ Donald M. Blake Donald M. Blake Director	3/15/04	/s/ Dominick Ciampa Dominick Ciampa Director	3/15/04

/s/ Robert S. Farrell Robert S. Farrell Director	3/15/04	/s/ Dr. William C. Frederick William C. Frederick, M.D. Director	3/15/04

/s/ Max L. Kupferberg Max L. Kupferberg Director	3/15/04	/s/ Maureen E. Clancy Maureen E. Clancy Director	3/15/04

/s/ John A. Pileski John A. Pileski Director	3/15/04	/s/ Thomas A. Doherty Thomas A. Doherty Director	3/15/04

/s/ Hon. Guy V. Molinari Hon. Guy V. Molinari Director	3/15/04	/s/ John M. Tsmibinos John M. Tsimbinos Director	3/15/04

/s/ Spiros J. Voutsinas Spiros J. Voutsinas Director	3/15/04	/s/ James J. O’Donovan James J. O’Donovan Director, Senior Executive Vice President, and Chief Lending Officer	3/15/04

/s/ Michael J. Levine Michael J. Levine Director	3/15/04

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New York Community Bancorp, Inc. (Registrant)

DATE: March 15, 2004	BY:	/s/ Joseph R. Ficalora

Joseph R. Ficalora President and Chief Executive Officer (Duly Authorized Officer)

DATE: March 15, 2004	BY:	/s/ Michael P. Puorro

Michael P. Puorro Executive Vice President and Chief Financial Officer (Principal Financial Officer)