Form 10-Q
period 2004-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2004-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590

(Address of principal executive offices)

(Registrant’s telephone number, including area code)  (516) 683-4100

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

Par Value: $0.01

Classes of Common Stock

264,366,491

Number of shares outstanding at

May 5, 2004

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2004

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$167,119	$285,904
Money market investments	1,168	1,167
Securities available for sale:
Mortgage-backed and—related securities available for sale ($6,801,270 and $5,288,777 market value of securities pledged at March 31, 2004 and December 31, 2003, respectively)	7,529,234	5,501,377
Debt and equity securities ($24,960 and $24,800 market value of securities pledged at March 31, 2004 and December 31, 2003, respectively)	763,424	775,657
Securities held to maturity:
Mortgage-backed and—related securities ($1,887,050 and $1,195,686 market value of securities pledged at March 31, 2004 and December 31, 2003, respectively)	1,923,098	2,038,560
Debt and equity securities ($885,919 and $273,181 market value of securities pledged at March 31, 2004 and December 31, 2003, respectively)	1,903,708	1,184,338
Federal Home Loan Bank of New York stock, at cost	193,469	170,915
Mortgage loans:
Multi-family	7,795,008	7,368,155
Commercial real estate	1,578,761	1,445,048
1-4 family	672,077	730,963
Construction	737,102	643,548

Total mortgage loans	10,782,948	10,187,714
Other loans	133,913	311,634
Less: Net deferred loan origination costs	2,252	1,023
Allowance for loan losses	(78,293)	(78,293)

Loans, net	10,840,820	10,422,078
Premises and equipment, net	153,464	152,584
Goodwill	1,942,752	1,918,353
Core deposit intangibles	96,133	98,993
Deferred tax asset, net	214,419	256,920
Other assets	765,648	634,491

Total assets	$26,494,456	$23,441,337

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$2,552,727	$2,300,221
Savings accounts	2,857,724	2,947,044
Certificates of deposit	3,885,816	4,361,638
Non-interest-bearing accounts	730,860	720,203

Total deposits	10,027,127	10,329,106

Official checks outstanding	44,813	78,124
Borrowed funds:
Junior subordinate debentures	445,888	—
Borrowings	12,234,575	9,931,013

Total borrowed funds	12,680,463	9,931,013
Mortgagors’ escrow	89,789	31,240
Other liabilities	255,728	203,197

Total liabilities	23,097,920	20,572,680

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 273,396,452 and 259,915,509 shares issued; 270,889,752 and 256,649,073 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	2,734	1,949
Paid-in capital in excess of par	3,001,157	2,565,620
Retained earnings (substantially restricted)	442,383	434,577
Less: Treasury stock (2,506,700 and 3,266,436 shares, respectively)	(61,505)	(79,745)
Unallocated common stock held by ESOP	(15,627)	(15,950)
Common stock held by SERP and Deferred Compensation Plans	(3,113)	(3,113)
Unearned common stock held by RRPs	—	(41)
Accumulated other comprehensive income (loss), net of tax effect	30,507	(34,640)

Total stockholders’ equity	3,396,536	2,868,657

Commitments and contingencies

Total liabilities and stockholders’ equity	$26,494,456	$23,441,337

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Interest Income:
Mortgage and other loans	$156,199	$103,256
Mortgage-backed and—related securities	105,384	44,425
Debt and equity securities	34,031	18,610
Money market investments	234	283

Total interest income	295,848	166,574

Interest Expense:
NOW and money market accounts	6,864	3,786
Savings accounts	4,097	4,175
Certificates of deposit	7,268	10,777
Borrowed funds	64,059	39,536
Mortgagors’ escrow	44	—

Total interest expense	82,332	58,274

Net interest income	213,516	108,300
Provision for loan losses	—	—

Net interest income after provision for loan losses	213,516	108,300

Other Operating Income:
Fee income	13,745	11,639
Net securities gains	9,944	6,485
Other	13,803	8,318

Total other operating income	37,492	26,442

Non-interest Expense:
Operating expenses:
Compensation and benefits	25,296	18,726
Occupancy and equipment	9,537	6,076
General and administrative	10,605	7,630
Other	1,505	1,507

Total operating expenses	46,943	33,939
Amortization of core deposit intangibles	2,860	1,500

Total non-interest expense	49,803	35,439

Income before income taxes	201,205	99,303
Income tax expense	71,182	31,935

Net Income	$130,023	$67,368

Comprehensive income, net of tax:
Unrealized gain on securities	65,147	7,050

Comprehensive income	$195,170	$74,418

Basic earnings per share (1)	$0.50	$0.37

Diluted earnings per share (1)	$0.48	$0.37

(1)	Per-share amounts for the three months ended March 31, 2003 have been adjusted to reflect 4-for-3 stock splits on February 17, 2004 and May 21, 2003.

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2004
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 1,949
Shares issued in secondary offering and stock split	785

Balance at end of period	2,734

Paid-in Capital in Excess of Par:
Balance at beginning of year	2,565,620
Shares issued in secondary offering	399,431
Allocation of ESOP stock	2,967
Allocation of Recognition and Retention Plan shares	11,102
Tax effect of stock plans	23,315
Shares issued and cash in lieu of fractional shares related to stock split	(1,278)

Balance at end of period	3,001,157

Retained Earnings:
Balance at beginning of year	434,577
Net income	130,023
Dividends paid on common stock	(55,764)
Exercise of stock options	(66,453)

Balance at end of period	442,383

Treasury Stock:
Balance at beginning of year	(79,745)
Purchase of common stock (2,144,374 shares)	(69,480)
Shares issued in satisfaction of stock option exercises (2,904,110 shares)	87,720

Balance at end of period	(61,505)

Employee Stock Ownership Plan:
Balance at beginning of year	(15,950)
Earned portion of ESOP	323

Balance at end of period	(15,627)

SERP and Deferred Compensation Plans:
Balance at beginning of year	(3,113)
Earned portion of SERP	—

Balance at end of period	(3,113)

Recognition and Retention Plans:
Balance at beginning of year	(41)
Earned portion of RRPs	41

Balance at end of period	—

Accumulated Comprehensive Income, Net of Tax:
Balance at beginning of year	(34,640)
Net unrealized appreciation in securities, net of tax	65,147

Balance at end of period	30,507

Total stockholders’ equity	$3,396,536

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$130,023	$67,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,274	1,710
(Accretion) amortization of discounts/premiums, net	(21,273)	7,840
Accretion of net deferred loan origination fees	(1,229)	(1,046)
Amortization of core deposit intangibles	2,860	1,500
Net securities gains	(9,944)	(6,485)
Net gain on sale of loans	(334)	(862)
Changes to stock plans, including related tax benefits	34,458	806
Allocated portion of ESOP	3,290	1,711
Changes in assets and liabilities:
Increase in goodwill, net	(24,399)	—
Decrease in deferred income taxes	1,383	7,276
Increase in other assets	(114,621)	(7,503)
(Decrease) increase in official checks outstanding	(33,311)	11,106
Increase (decrease) in other liabilities	52,531	(3,501)

Total adjustments	(107,315)	12,552

Net cash provided by operating activities	22,708	79,920

Cash Flows from Investing Activities:
Proceeds from repayments and redemptions of securities held to maturity	351,772	4,687
Proceeds from repayments, redemptions, and sales of securities available for sale, net	936,845	1,170,835
Purchase of securities held to maturity	(962,561)	(264,395)
Purchase of securities available for sale	(2,830,660)	(1,285,559)
Net increase in loans	(582,538)	(322,746)
Proceeds from sale of loans	165,359	70,804
Purchase or acquisition of premises and equipment, net	(4,154)	(1,005)

Net cash used in investing activities	(2,925,937)	(627,379)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	58,549	31,458
Net decrease in deposits	(301,979)	(73,554)
Net increase in borrowed funds	2,732,914	715,988
Cash dividends and stock options exercised	(122,217)	(28,583)
Stock options exercised, net of treasury stock purchased	18,240	(23,316)
Proceeds from shares issued in secondary offering, net	399,532	—
Cash in lieu of fractional shares related to stock split	(594)	—

Net cash provided by financing activities	2,784,445	621,993

Net (decrease) increase in cash and cash equivalents	(118,784)	74,534
Cash and cash equivalents at beginning of period	287,071	97,645

Cash and cash equivalents at end of period	$168,287	$172,179

Supplemental information:
Cash paid for (received from):
Interest	$104,625	$54,454
Income taxes	(29,930)	33,951
Non-cash investing activities:
Transfer to other real estate owned from loans	$205	$—

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”) and its wholly-owned subsidiary, New York Community Bank (the “Bank”).

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. Certain reclassifications have been made to prior-year financial statements to conform to the 2004 presentation. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

On October 31, 2003, the Company merged with Roslyn Bancorp, Inc. (“Roslyn”) in a purchase transaction, resulting in the exchange of 0.75 Company common shares for each share of Roslyn common stock held at the merger date. At the same time, Roslyn Savings Bank merged with and into the Bank. The Company’s 2004 first quarter earnings reflect three months of combined operations.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders and incorporated by reference into the Company’s 2003 Annual Report on Form 10-K.

Note 2. Basis of Consolidation

The unaudited consolidated financial statements include accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company balances and transactions have been eliminated.

The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as special purpose entities (“SPEs”), through arrangements that do not involve voting interests. SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. SPEs may be organized as trusts, partnerships, or corporations and are typically set up for a single, discrete purpose. SPEs are not operating entities and usually have no employees and a limited life.

There are two different accounting frameworks applicable to SPEs, depending on the nature of the entity and the Company’s relation to that entity; the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125” and the variable interest entity (“VIE”) framework under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria. These criteria are designed to ensure that the activities of the SPE are essentially predetermined in their entirety at the inception of the vehicle and that the transferor cannot exercise control over the entity. Entities meeting these criteria are not consolidated by the transferors. When an SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46. A VIE is defined as an entity that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; has equity owners who are unable to make decisions; and/or has equity owners that do not absorb or receive the entity’s losses and returns. VIEs encompass vehicles traditionally viewed as SPEs and may also include other entities or legal structures, such as certain limited-purpose subsidiaries, trusts, or investment funds. FIN 46 requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. This party is considered the primary beneficiary of the entity. The determination of whether the Company meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives, and fee arrangements) with the entity. The foundation for this evaluation is an expected-loss calculation prescribed by FIN 46. It has been determined that the Company is not the primary beneficiary of its VIEs (statutory business trusts established in connection with the issuance of trust preferred securities) and, accordingly, the Company has deconsolidated those trusts in its unaudited consolidated financial statements.

Under FIN 46, investments in those trusts with regard to which the Company has significant influence over operating and financing decisions (generally defined as owning a voting or economic interest of 20% to 50%), are accounted for in accordance with the equity method of accounting. These investments are generally included in “other assets” in the unaudited consolidated statement of condition; the income or loss is included in “other income” in the unaudited consolidated statement of income. In December 2003, the FASB issued a revised FIN 46 (“FIN 46R”), which further delayed the effective date until March 31, 2004 for VIEs created prior to February 1, 2003, except for SPEs, which adopted FIN 46 or FIN 46R as of December 31, 2003.

Note 3. Stock-based Compensation

The Company had eight stock option plans at March 31, 2004 and five at March 31, 2003. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2004	2003(1)
Net income:
As reported	$130,023	$67,368
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	11,809	3,177

Pro forma	$118,214	$64,191

Basic Earnings Per Share:
As reported	$0.50	$0.37

Pro forma	$0.45	$0.35

Diluted Earnings Per Share:
As reported	$0.48	$0.37

Pro forma	$0.43	$0.35

(1)	Per-share amounts for the three months ended March 31, 2003 have been adjusted to reflect 4-for-3 stock splits on February 17, 2004 and May 21, 2003.

Please see the discussion of “Accounting for Stock Options” on page 8 of this filing.

Note 4. Borrowed Funds

The following is a summary of the Company’s borrowed funds at March 31, 2004:

(in thousands)
FHLB-NY advances	$2,530,647
Repurchase agreements	9,338,390
Unsecured senior debt	203,538
Preferred stock of subsidiaries	162,000
Junior subordinated debentures	445,888

Total borrowed funds	$12,680,463

At March 31, 2004, the Company had $445.9 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine trusts, as listed below, that issued guaranteed capital debentures (“capital securities”). The capital securities qualified as Tier 1 capital of the Company at quarter-end. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption. The following is a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of March 31, 2004:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(in thousands)
Haven Capital Trust I (2)	10.460%	$17,782	$17,008	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II (2)	10.250	22,643	21,860	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I (2)	11.045	10,089	9,780	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I (2)	10.600	15,055	14,591	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	4.980	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	4.710	36,083	35,000	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	4.830	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,178	182,673	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	4.780	64,139	62,190	March 20, 2002	April 1, 2032	April 1, 2007

		$445,888	$429,352

(1)	Excludes the effect of purchase accounting adjustments.
(2)	In the second quarter of 2003, the Company entered into four interest rate swap agreements related to these securities. Under these agreements, which were designated and accounted for as “fair value hedges” aggregating a notional value of $65.0 million, the Company receives a fixed interest rate of 10.51%, which is equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR.

Note 5. Estimated Net Periodic Pension Expense

The following table sets forth the disclosures required under SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” for the New York Community Bank Retirement Plan (the “Retirement Plan”):

	For the Three Months Ended March 31,
(in thousands)	2004	2003
Components of Net Periodic Benefit Cost:
Interest cost	$—	$—
Service cost	524,118	558,186
Expected return on plan assets	(816,771)	(773,713)
Amortization of:
Unrecognized transition obligation	—	—
Unrecognized loss	194,641	236,714
Unrecognized past service liability	50,502	50,502

Net periodic pension (credit) expense	$(47,510)	$71,689

As discussed in the notes to the consolidated financial statements presented in the Company’s 2003 Annual Report to Shareholders, the Company expects to contribute approximately $100,000 to the Retirement Plan in 2004.

Note 6. Impact of Accounting Pronouncements

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 had no impact on the Company’s consolidated statement of financial condition or results of operations upon implementation during the third quarter of 2003. In November 2003, the FASB also issued a staff position that indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company currently believes that the deferral of the effective date of SFAS No. 150 for certain mandatorily redeemable non-controlling interests will not have a material impact on its consolidated statement of financial condition or results of operations when implemented.

The issuance of SFAS No. 150 and FIN 46 has also resulted in the Federal Reserve Board announcing potential future reconsideration of trust preferred securities as elements of regulatory capital.

Accounting for Stock Options

In March 2004, the FASB published an Exposure Draft, “Share-based Payment, an Amendment of FASB Statements No. 123 and 95.” The Exposure Draft proposes changes in accounting that would replace existing requirements under SFAS 123 and APB Opinion No 25. Under the proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements.

Accounting for Loan Commitments

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB No. 105 clarifies certain provisions of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amended portions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for periods following March 31, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. At March 31, 2004, the Company had $70.1 million of one-to-four family loan commitments that will be held for sale upon origination. The adoption of SFAS No. 149 subsequent to March 31, 2004 did not have a material impact on the Company’s consolidated financial statements.

Deconsolidation of Trust Subsidiaries

In accordance with FIN 46R, the Company deconsolidated all of its trust subsidiaries on January 1, 2004, resulting in the Company recording, on a stand-alone basis, a liability to these trusts totaling $16.5 million under “borrowed funds” on the consolidated statements of financial condition. Previously, the liability was recorded in borrowed funds on the basis of the amount owed by the trust subsidiary. The impact of FIN 46R is further discussed in Notes 2 and 4 on pages 6 and 7 of this filing. The adoption of FIN 46R also resulted in the recording of the stand-alone Company’s investment in these trusts as an “other asset” in the consolidated statements of financial condition, equal to the $16.5 million increase in borrowed funds at March 31, 2004. The prior period consolidated financial statements are not retroactively adjusted for this pronouncement.

The Company’s existing interest rate swap agreements that were designated, and accounted for, as “fair value hedges,” were also impacted by the adoption of FIN 46R. The notional amount of the four interest rate swap agreements totaled $65.0 million at March 31, 2004 and equaled the amount of the fixed rate capital securities issued by the same four trust subsidiaries. The interest rate swap agreements, which convert fixed rate instruments to variable rate, have been redesignated to hedge the $65.0 million of the Company’s fixed rate junior subordinated debentures to four of its trust subsidiaries. The maturity dates, call features, and other critical terms of the “fair value hedges” match the terms of the junior subordinated debentures issued by the Company to each trust subsidiary.

NEW YORK COMMUNITY BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements and Associated Risk Factors

This filing, like many written and oral communications presented by New York Community Bancorp, Inc. (collectively with its subsidiaries, the “Company”) and its authorized officers, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effects of its plans or strategies, including its merger with Roslyn, is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

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

Allowance for Loan Losses

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals of the provision for loan losses or by net charge-offs. Management establishes the allowance for loan losses through a process that begins with estimates of probable loss inherent in the portfolio, based on various statistical analyses, and ends with an assessment of non-rated loans. These analyses consider historical and projected default rates and loss severities; internal risk ratings; and geographic, industry, and other environmental factors. In establishing the allowance for loan losses, management also considers the Company’s current business strategies and credit processes, including compliance with stringent guidelines it has established with regard to credit limitations, credit approvals, loan underwriting criteria, and loan workout procedures. The policy of the Bank is to segment the allowance to correspond to the various types of loans in the loan portfolio. These loan categories are assessed with specific emphasis on the underlying collateral, which corresponds to the respective levels of quantified and inherent risk.

The initial assessment takes into consideration non-performing and rated loans through the valuation of the collateral supporting each loan. Non-performing loans are risk-weighted based upon an aging schedule that typically depicts either (1) delinquency, a situation in which repayment obligations are at least 90 days in arrears, or (2) serious delinquency, a situation in which a legal foreclosure action has been initiated. Based upon this analysis, a quantified risk factor is assigned to each type of non-performing loan. This results in an allocation to the overall allowance for the corresponding type and severity of each non-performing loan category.

The final assessment for the allowance for loan losses includes the review of performing loans, also reviewed by collateral type, with similar risk factors being assigned. These risk factors take into consideration, among other matters, the borrower’s ability to pay and the Bank’s past loan loss experience with each type of loan. The performing loan categories are also assigned quantified risk factors, which result in allocations to the allowance that correspond to the individual types of loans in the portfolio.

In order to determine its overall adequacy, the allowance for loan losses is reviewed quarterly by management and the Mortgage and Real Estate Committee of the Board of Directors (the “Board”).

Various factors are considered, and processes followed, in determining the appropriate level of the allowance for loan losses. These factors and processes include, but are not limited to:

1.	End-of-period levels and observable trends in non-performing loans;

2.	Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

3.	Analysis of the portfolio in the aggregate as well as on an individual loan basis, which considers:

i.	payment history;

ii.	underwriting analysis based upon current financial information; and

iii.	current inspections of the loan collateral by qualified in-house property appraisers/inspectors;

4.	Bi-weekly, and occasionally more frequent, meetings of executive management with the Mortgage and Real Estate Committee (which includes six outside directors, five of whom possess over 30 years of complementary real estate experience), during which observable trends in the local economy and their effect on the real estate market are discussed;

5.	Discussions with, and periodic review by, various governmental regulators (e.g., the Federal Deposit Insurance Corporation and the New York State Banking Department); and

6.	Full assessment by the Board of the preceding factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses.

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, the Bank may be required to take certain charge-offs and/or recognize additions to the loan loss allowance, based on the judgment of the aforementioned regulators with regard to information provided to them during their examinations.

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and post-retirement health care and life insurance benefits. The Company records annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return, assumed rates of compensation increases, turnover rates, and health care cost trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications are generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its employee benefit plans are reasonable, based upon the advice of its actuaries.

Investment in Debt and Equity Securities

The Company’s portfolio of available-for-sale securities is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The market values of the Company’s securities, particularly fixed-rate mortgage-backed and –related securities, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. There were no securities write-downs during the three months ended March 31, 2004.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level at least once a year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If the fair value of a reporting unit exceeds its carrying amount at the time of testing, the goodwill of the reporting unit is not considered impaired. According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues or similar performance measures.

For the purpose of goodwill impairment testing, the Company has identified one reporting unit. The Company performed its annual goodwill impairment test in June 2003 and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of the Company’s common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment.

Goodwill would be tested for impairment between annual tests if an event were to occur or circumstances were to change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of March 31, 2004, there were no such events or changes in circumstances. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

Income Taxes

The Company has established reserves for possible payments to various taxing authorities with respect to the admissibility and timing of tax deductions. Management has made certain assumptions and judgments concerning the eventual outcome of these items. Such assumptions and judgments are continually reviewed to address any changes that may arise.

Overview

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Bank”) and the third largest thrift in the nation, based on its current market capitalization. Unless otherwise stated, all references to share and per-share amounts in this filing have been adjusted to reflect 4-for-3 stock splits on February 17, 2004 and May 21, 2003.

The Bank currently serves its customers through a network of 141 banking offices in New York City, Long Island, Westchester County, and New Jersey. Of these, 88 are traditional branches (including one that opened on April 27, 2004), 52 are located in-store, and one is a customer service center. The Bank operates its branch network through seven community-based divisions, each of which represents the Bank in a specific county or community. In New York, the Bank operates through five divisions: Queens County Savings Bank, with 33 branches located in Queens; Roslyn Savings Bank, with 60 branches located on Long Island and one in the Bronx; Richmond County Savings Bank, with 23 locations on Staten Island; Roosevelt Savings Bank, with nine branches located in Brooklyn; and CFS Bank, with four branches located in Westchester County and one each in Manhattan and the Bronx. In New Jersey, the Bank operates through two divisions: First Savings Bank of New Jersey, with four branches located in Bayonne (Hudson County); and Ironbound Bank, with five branches in Essex and Union counties.

In addition to operating the largest supermarket banking franchise in the New York metro region, the Bank ranks among the region’s leading producers of multi-family mortgage loans. The majority of the Company’s multi-family loans are made on rent-controlled and rent–stabilized buildings in the five boroughs of New York City.

The Company combines the strengths of four financial institutions: Queens County Bancorp, Inc., which changed its name to New York Community Bancorp, Inc. on November 21, 2000; Haven Bancorp, Inc. (“Haven”), which was acquired by the Company in a purchase transaction on November 30, 2000; Richmond County Financial Corp. (“Richmond County”), which merged with and into the Company in a purchase transaction on July 31, 2001; and Roslyn Bancorp, Inc. (“Roslyn”), which merged with and into the Company in a purchase transaction that was announced on June 27, 2003 and completed four months later, on October 31st.

Reflecting the 4-for-3 stock split on February 17, 2004, an offering of 13.5 million shares of the Company’s common stock completed on January 30, 2004, and 2,144,374 shares repurchased in the first quarter of 2004, the number of shares outstanding at March 31, 2004 was 270,889,752. Included in the latter number were 1,179,833 shares repurchased under the Board’s five million-share repurchase authorization on February 26, 2004. An additional five million-share repurchase was authorized on April 20, 2004, to commence upon completion of the earlier authorization; as of May 5, 2004, a total of 3,148,478 shares had been repurchased under the authorization on April 20, 2004.

At March 31, 2004, the Company had total assets of $26.5 billion, up $3.1 billion, or 13.0%, from the balance recorded at December 31, 2003. Loans, net, represented $10.8 billion, or 40.9%, of total assets at the close of the current first quarter, and were up $418.7 million, or 4.0%, from the 2003 year-end amount. In the first quarter of 2004, the Company originated total loans of $1.1 billion (a first quarter record), including $706.1 million secured by multi-family buildings. At March 31, 2004, multi-family loans represented $7.8 billion, or 71.4%, of total loans outstanding, signifying an increase of $426.9 million, or 5.8%, from the balance at year-end 2003. The increase in assets was also fueled by an increase in securities investments, reflecting the leveraging of the net proceeds of the Company’s follow-on common stock offering completed on January 30th, which totaled $399.5 million. At March

31, 2004, securities totaled $12.1 billion, up $2.6 billion, or 27.6%, from the balance recorded at December 31, 2003. Included in the March 31, 2004 amount were $8.3 billion of securities available for sale and $3.8 billion of securities held to maturity.

On the liability side of the balance sheet, core deposits rose $173.8 million, or 2.9%, to $6.1 billion, tempering a $475.8 million, or 10.9%, decline in certificates of deposit (“CDs”) to $3.9 billion. The net effect was a $302.0 million, or 2.9%, decline in total deposits to $10.0 billion from the level recorded at December 31, 2003. Borrowed funds totaled $12.7 billion at March 31, 2004, up $2.7 billion, or 27.7%, from the year-end 2003 balance; the increase reflects the Company’s leveraged growth strategy. The growth of the balance sheet was largely funded through the Company’s use of Wall Street brokerage firm and Federal Home Loan Bank of New York (“FHLB-NY”) repurchase agreements, and by the cash flows produced by the securities portfolio.

Consistent with its actions in the wake of its previous merger transactions, the Company is in the process of restructuring the post-Roslyn merger balance sheet. As more of the Company’s cash flows are deployed into multi-family loan production, such loans will likely be restored to their pre-merger concentration, while the portfolio of securities will be reduced through sales, repayments, and redemptions and the portfolios of one-to-four family loans and other loans will be reduced through repayments or sales. With regard to liabilities, the Company would expect to see a continued rise in low-cost core deposits in tandem with a reduction in higher cost CDs. At the same time, the Company’s borrowed funds will increasingly consist of repurchase agreements with Wall Street brokerage firms.

Stockholders’ equity totaled $3.4 billion at March 31, 2004, signifying a $527.9 million, or 18.4%, increase from the balance recorded at year-end 2003. Excluding the goodwill and core deposit intangibles (“CDI”) stemming from the Company’s merger transactions, which totaled $1.9 billion and $96.1 million, respectively, the Company had tangible stockholders’ equity of $1.4 billion at March 31, 2004. The latter amount was equivalent to 5.55% of tangible assets and a tangible book value per share of $5.11, based on 265,924,052 shares. The increase in tangible stockholders’ equity reflects a $62.7 million, or 93.0%, rise in net income to $130.0 million and a $25.6 million increase in other cash contributions to tangible stockholders’ equity to $30.5 million.

In the first quarter of 2004, the Company utilized the growth in its stockholders’ equity to distribute dividends totaling $55.8 million and to repurchase 2,144,374 shares of the Company’s common stock for a total of $69.5 million.

In the first quarter of 2004, the Company took steps to enhance its tangible capital levels, generating net proceeds of $399.5 million through the aforementioned follow-on offering of 13.5 million shares of its common stock. Of the net proceeds generated, $300.0 million were contributed to the Bank, which used the funds for various purposes, including loan production. The remaining proceeds were primarily used by the Company for the payment of dividends, share repurchases, and the purchase of short-term money market investments.

In the first quarter of 2004, the Company increased its quarterly cash dividend for the fifth consecutive quarter; the $0.21 per share dividend was 50.0% higher than the dividend paid in the first quarter of 2003. In the second quarter of 2004, the upward trend continued, with the Board raising the quarterly cash dividend 19.0% to $0.25 per share.

Fueled by interest-earning asset growth, and the three-month benefit of the Roslyn merger, the Company recorded first quarter 2004 net income of $130.0 million, up 93.0% from $67.4 million in the first quarter of 2003. The first quarter 2004 amount was equivalent to $0.48 on a diluted per share basis, representing a 29.7% increase from $0.37 in the first quarter of 2003.

Recent Events

Dividend Increase

On April 20, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share, payable on May 17, 2004 to shareholders of record at May 3, 2004. The $0.25 dividend is $0.04, or 19.0%, higher than the split-adjusted dividend paid in the first quarter of 2004 and $0.09, or 56.3%, higher than the split-adjusted dividend paid in May 2003.

Share Repurchase Authorization

On April 20, 2004, the Board of Directors of the Company authorized the repurchase of up to five million shares of the Company’s common stock. The repurchase of shares commenced upon completion of the Company’s five million-share repurchase authorized on February 26, 2004.

Financial Condition

At March 31, 2004, the Company recorded total assets of $26.5 billion, signifying a $3.1 billion, or 13.0%, increase from the balance recorded at December 31, 2003. The growth in total assets was fueled by organic loan production and the leveraged growth of the Company’s securities portfolio. Additional funding stemmed from the proceeds of the Company’s aforementioned common stock offering on January 27th and from the liquidity of the securities portfolio.

Loans, net, increased $418.7 million, or 4.0%, to $10.8 billion at March 31, 2004 from $10.4 billion at December 31, 2003. The growth of the loan portfolio was driven by an increase in mortgage loans secured by multi-family buildings and commercial real estate properties, as well as an increase in construction loans. Mortgage loans represented $10.8 billion, or 40.7%, of total assets at March 31, 2004, and were up $595.2 million, or 5.8%, from the year-end 2003 amount. The increase reflects year-to-date mortgage originations totaling $1.1 billion, net of principal repayments totaling $491.3 million.

The production of multi-family loans continued to be the Company’s primary focus during the first quarter of 2004. Multi-family loans represented $706.1 million, or 65.9%, of first quarter 2004 loan originations and $7.8 billion, or 72.3%, of mortgage loans outstanding at March 31st. The quarter-end balance was up $426.9 million, or 5.8%, from the year-end 2003 balance, equivalent to an annualized growth rate of 23.2%. The Company also grew its commercial real estate and construction loan portfolios during the current first quarter. Commercial real estate loans increased $133.7 million, or 9.3%, to $1.6 billion, and construction loans increased $93.6 million, or 14.5%, to $737.1 million from December 31, 2003 to March 31, 2004.

The Company also maintained its policy of originating one-to-four family mortgage loans and consumer loans on a conduit basis, and selling such loans to a third party within ten business days of such loans being closed. Reflecting this policy, and a high volume of repayments during the quarter, one-to-four family loans decreased $58.9 million, or 8.1%, to $672.1 million at March 31, 2004, representing 6.2% of mortgage loans outstanding at that date.

Other loans decreased $177.7 million, or 57.0%, to $133.9 million at the close of the current first quarter, reflecting the Company’s conduit policy and the sale of $129.9 million of home equity loans acquired in the Roslyn merger during the first quarter of 2004.

The first quarter of 2004 was the Company’s 38th consecutive quarter without any net charge-offs against the allowance for loan losses. In addition, the balance of non-performing loans declined to $29.7 million, representing 0.27% of loans, net, at March 31, 2004 from $34.3 million, representing 0.33% of loans, net, at December 31, 2003. Non-performing assets totaled $29.9 million, representing 0.11% of total assets, at the close of the current first quarter, an improvement from $34.4 million, representing 0.15% of total assets, at December 31, 2003. The reduction in non-performing loans drove the improvement in non-performing assets, and offset an increase of $129,000 in foreclosed real estate to $221,000.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $78.3 million, equivalent to 263.79% of non-performing loans and 0.72% of loans, net, at March 31, 2004.

The Company continued to capitalize on the steepness of the yield curve in the first quarter of 2004, investing borrowed funds into securities with attractive yields and limited extension risk. This leveraged growth strategy is reflected in the $2.6 billion net increase in total securities to $12.1 billion at March 31, 2004 from the balance recorded at December 31, 2003. During this time, securities available for sale rose $2.0 billion, or 32.1%, to $8.3 billion, while securities held to maturity rose $603.9 million, or 18.7%, to $3.8 billion.

The increase in available-for-sale securities reflects a $2.0 billion, or 36.9%, rise in mortgage-backed and -related securities, offset by a $12.2 million, or 1.6%, decline in debt and equity securities. The increase in held-to-maturity securities reflects a rise of $719.4 million, or 60.7%, in the debt and equity securities portfolio, which was offset by a decline of $115.5 million, or 5.7%, in the mortgage-backed and –related securities portfolio.

Other assets totaled $765.6 million at March 31, 2004, up $131.2 million, or 20.7%, from the total at year-end 2003. Included in the first quarter 2004 amount was the Company’s investment in Bank-owned Life Insurance (“BOLI”), which rose $104.1 million to $479.1 million, primarily reflecting an additional purchase of $100.0 million and an increase in the cash surrender value of the policies in the current three-month period.

Consistent with the Company’s leveraged growth strategy, borrowed funds totaled $12.7 billion at March 31, 2004, up $2.7 billion from the balance recorded at December 31, 2003. The increase primarily reflects a $2.6 billion, or 38.3%, rise in repurchase agreements to $9.3 billion, coupled with a $144.8 million rise in FHLB-NY advances to $2.5 billion. Unsecured senior debt totaled $203.5 million at March 31, 2004, down $1.4 million from the balance at year-end 2003.

In accordance with the requirements of FASB Interpretation No. 46 (“FIN 46”) and its revision, FIN 46R, the Company deconsolidated its wholly-owned subsidiary trusts in the first quarter of 2004. The trusts were formed to issue mandatorily redeemable preferred securities (“trust preferred securities”) and totaled $590.1 million at December 31, 2003. The deconsolidation resulted in the Company recording preferred stock of subsidiaries totaling $162.0 million and junior subordinated debentures totaling $445.9 million at March 31, 2004, representing the remaining balance of borrowed funds at that date. For a further discussion of FIN 46 and 46R, please see Note 4 on page 7 of this filing.

The Company also realized an increase in core deposits, primarily due to an increase in NOW and money market and non-interest-bearing accounts since year-end 2003. Core deposits totaled $6.1 billion and $6.0 billion, respectively, at March 31, 2004 and December 31, 2003, representing 61.2% and 57.8% of total deposits at the respective dates. While core deposits continued to rise in volume and concentration, CDs continued to decline. CDs represented $3.9 billion, or 38.8%, of total deposits at the close of the current first quarter, as compared to $4.4 billion, or 42.2%, of the total at year-end 2003. The shift from CDs to lower cost core deposits has been a steady transition, and is indicative of management’s emphasis on attracting such deposits and the unwillingness of many customers to commit their savings to long-term accounts during a period of historically low market interest rates. The decline in CDs also reflects management’s efforts to encourage customers with maturing CDs to invest in alternative investment products, such as annuities, when appropriate.

Stockholders’ equity totaled $3.4 billion at March 31, 2004, equivalent to a book value of $12.77 per share, based on 265,924,052 shares. At December 31, 2003, stockholders’ equity was $527.9 million lower, and equivalent to a book value of $11.40, based on 251,580,425 shares. The increase reflects first quarter 2004 net income of $130.0 million, proceeds of $399.5 million from the follow-on offering on January 30th, additional net contributions to stockholders’ equity totaling $58.6 million, and a $65.1 million increase in the accumulated comprehensive gain. These contributing factors were partly offset by first quarter 2004 dividend distributions totaling $55.8 million and the allocation of $69.5 million toward the repurchase of 2,144,374 shares of the Company’s common stock.

At March 31, 2004, the Company continued to exceed the minimum federal requirements for leverage, Tier 1, and total risk-based capital, with leverage capital equal to 8.47% of adjusted average assets, and Tier 1 and total risk-based capital equal to 16.50% and 18.30% of risk-weighted assets, respectively. The respective minimum federal requirements are 5.00%, 6.00%, and 10.00%.

Mortgage and Other Loans

The Company produced a record level of first quarter loan originations in the three months ended March 31, 2004, underscoring the strength of its lending capacity. Originations totaled $1.1 billion in the current first quarter, up 38.9% from $771.1 million in the first quarter of 2003. Included in the March 31, 2004 amount were mortgage loans totaling $1.1 billion and other loans totaling $16.9 million. Reflecting the volume of loans produced, and the offsetting impact of repayments, mortgage loans outstanding rose 5.8% to $10.8 billion at March 31, 2004 from $10.2 billion at December 31, 2003.

The Company’s principal asset consists of multi-family loans on rent-controlled and rent-stabilized buildings, primarily located in Manhattan, Queens, and Brooklyn, three of the five boroughs of New York City. Consistent with management’s emphasis on this type of lending, multi-family loans accounted for $706.1 million, or 65.9%, of loans originated in the first quarter of 2004. In addition, multi-family loans represented $1.3 billion, or 79.7%, of the Company’s pipeline at April 20, 2004. While the Company expects to close such loans by the end of the year, its ability to do so may be impacted by such factors as a change in market interest rates or economic conditions, or an increase in competition from other thrifts and banks.

At March 31, 2004, multi-family loans totaled $7.8 billion, representing 72.3% of total mortgage loans outstanding, up $426.9 million, or 5.8%, from the balance recorded at December 31, 2003. While the high volume of originations was partly offset by first quarter 2004 repayments totaling $279.3 million, the net growth rate achieved in the current first quarter suggests that the portfolio will grow 23% by December 31, 2004. At March 31, 2004, the average loan in the multi-family loan portfolio had a principal balance of $2.5 million and a loan-to-value ratio of 57.4%. The average expected weighted life of the portfolio was 3.3 years at quarter-end.

The remainder of the loan portfolio at March 31, 2004 consisted of commercial real estate loans totaling $1.6 billion, construction loans totaling $737.1 million, and one-to-four family loans totaling $672.1 million. The portfolio of commercial real estate loans rose $133.7 million, or 9.3%, during the first three months of 2004, reflecting originations totaling $166.7 million. The portfolio of construction loans increased $93.6 million, or 14.5%, to $737.1 million, reflecting three-month originations of $144.2 million. The one-to-four family loan portfolio decreased $58.9 million, or 8.1%, during the first quarter of 2004. The decrease in one-to-four family loans reflects the volume of prepayments experienced during the quarter and the Company’s policy of selling the one-to-four family loans it originates to a third-party conduit within ten days of the loans being closed.

Other loans declined $177.7 million, or 57.0%, from the balance recorded at December 31, 2003 to $133.9 million at March 31, 2004. The reduction was primarily due to the sale of $129.9 million of home equity loans acquired in the Roslyn merger, and the continuation of the Company’s conduit policy. Reflecting the Company’s practice of originating one-to-four family and other loans for sale to a third party within ten days of closing, the balance of other loans at March 31, 2004 and December 31, 2003 included $6.2 million and $7.6 million of loans held for sale.

The reduction in other loans was sufficiently offset by the growth in mortgage loans during the quarter to produce a $418.7 million, or 4.0%, increase in loans, net, to $10.8 billion at March 31, 2004. At April 20, 2004, the pipeline of loans totaled $1.7 billion, suggesting that the Company is on track to achieve significant loan growth over the course of the year.

Asset Quality

The Company’s record of asset quality was extended in the first quarter of 2004. In addition to realizing a reduction in non-performing loans and non-performing assets, the first quarter of 2004 was the Company’s 38th consecutive quarter without any net charge-offs being recorded against the allowance for loan losses. The last net charge-off recorded by the Company dates back to the fourth quarter of 1994.

At March 31, 2004, the balance of non-performing loans totaled $29.7 million, an improvement from $34.3 million at December 31, 2003. Non-performing loans represented 0.27% of loans, net, at the close of the current first quarter, as compared to 0.33% at December 31, 2003. Included in non-performing loans at March 31, 2004 were non-accrual mortgage loans totaling $27.7 million and other non-accrual loans totaling $2.0 million.

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

The improvement in non-performing loans resulted in an improvement in non-performing assets, which totaled $29.9 million, representing 0.11% of total assets, at March 31, 2004. At December 31, 2003, non-performing assets totaled $34.4 million, representing 0.15% of total assets at that date. The March 31, 2004 and December 31, 2003 amounts included other real estate owned of $221,000 and $92,000, respectively.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $78.3 million, representing 263.79% of non-performing loans and 0.72% of loans, net, at March 31, 2004. At December 31, 2003, the same allowance represented 228.01% of non-performing loans and 0.75% of loans, net. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

At March 31, 2004, the balance of non-accrual mortgage loans included one large commercial credit acquired in the Roslyn merger. The credit consisted of a $9.0 million loan secured by two assisted living facilities in the New York metro region. A court-appointed receiver has operated the facilities since commencement of the borrowers’ consolidated bankruptcy filing in November 2001. In the second quarter of 2004, the properties were put up to bid, with the Company emerging as the successful bidder; the facilities are now in the process of being marketed for sale. Independent third parties have valued the facilities and, based upon such independent opinion, management believes that no allocation of the allowance for loan losses to this credit was warranted as of March 31, 2004.

For more information regarding asset quality and the loan loss allowance, see the discussion of the provision for loan losses and the discussion of the allowance for loan losses in this filing.

Asset Quality Analysis

	At or For the Three Months Ended March 31, 2004	At or For the Year Ended December 31, 2003
(dollars in thousands)	(unaudited)
Allowance for Loan Losses:
Balance at beginning of period	$78,293	$78,293
Provision for loan losses	—	—

Balance at end of period	$78,293	$78,293

Non-performing Assets at Period-end:
Non-accrual mortgage loans	$27,686	$32,344
Other non-accrual loans	1,994	1,994

Total non-performing loans	29,680	34,338
Other real estate owned	221	92

Total non-performing assets	$29,901	$34,430

Ratios:
Non-performing loans to loans, net	0.27%	0.33%
Non-performing assets to total assets	0.11	0.15
Allowance for loan losses to non-performing loans	263.79	228.01
Allowance for loan losses to loans, net	0.72	0.75

Debt, Equity, and Mortgage-backed and -related Securities

The Company continued to pursue its strategy of leveraged growth during the current first quarter, as it leveraged the proceeds of the common stock offering completed on January 30, 2004. Capitalizing on the steep yield curve, the Company increased its investments in mortgage-backed and –related securities, corporate bonds, and U.S. Government agency obligations that featured attractive spreads and limited extension risk. The result was a $2.6 billion net rise in total securities to $12.1 billion, including a $2.0 billion, or 32.1%, increase in securities available for sale to $8.3 billion and a $603.9 million increase in securities held to maturity to $3.8 billion at March 31, 2004.

Mortgage-backed securities represented $7.5 billion, or 90.8%, of available-for-sale securities at the close of the current first quarter, as compared to $5.5 billion, or 87.6%, at December 31, 2003. The remainder of the available-for-sale portfolio at March 31, 2004 consisted of debt and equity securities. Included in the latter amount was preferred stock totaling $127.9 million, up $5.6 million; corporate bonds totaling $144.8 million, up $17.9 million; and capital trust notes totaling $419.8 million, up $20.0 million from the year-end 2003 amount.

At March 31, 2004, mortgage-backed securities represented $1.9 billion, or 50.3%, of total held-to-maturity securities, while debt and equity securities represented the remaining $1.9 billion, or 49.7%. U.S. Government agency obligations represented $1.4 billion, or 72.1%, of debt and equity securities held to maturity at quarter-end, signifying a $719.3 million, or 110.1%, increase from the balance recorded at December 31, 2003. The remainder of the held-to-maturity debt and equity securities portfolio primarily consisted of corporate bonds totaling $239.9 million, and capital trust notes totaling $275.5 million. While corporate bonds were up $190,000 from the year-end 2003 level, capital trust notes declined $116,000 over the three-month period.

The market value of mortgage-backed and –related securities held to maturity at March 31, 2004 was $2.0 billion, representing 102.5% of the carrying value of such securities at that date. At the same time, the market value of debt and equity securities held to maturity was $1.9 billion, representing 101.0% of the carrying value of such securities at March 31, 2004.

At March 31, 2004, the Company also had stock in the FHLB-NY totaling $193.5 million, as compared to $170.9 million at year-end 2003. The amount of FHLB-NY stock held is a function of the Company’s utilization of FHLB-NY borrowings, which totaled $4.0 billion at March 31, 2004.

Securities sales, repayments, and redemptions generated cash flows of $1.3 billion during the current first quarter; purchases of securities totaled $3.8 billion during this time.

Sources of Funds

On a stand-alone basis, the Company has four primary sources of funding for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Bank; capital raised through the issuance of debt instruments; capital raised through the issuance of stock; and maturities of, and income from, investments. The Bank’s ability to pay dividends to the Company is generally limited by New York State banking law and regulations and the regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank’s traditional sources of funds are the deposits it gathers and the line of credit it maintains with the FHLB-NY. The Bank’s line of credit is collateralized by stock in the FHLB-NY and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings. In recent quarters, the Bank has obtained additional funding in the form of repurchase agreements, either with the FHLB-NY or major Wall Street brokerage firms. Cash flows from the interest and principal payments received on loans and from the interest on, and repayment, redemption, and sale of, mortgage-backed and other investment securities have been another significant funding source during the past several months.

Capitalizing on the steep yield curve, the Company has increased its use of borrowed funds to invest in securities featuring attractive spreads and low extension risk. In connection with this strategy, borrowed funds totaled $12.7 billion at March 31, 2004, up $2.7 billion from the balance recorded at December 31, 2003. The increase reflects a $144.8 million rise in FHLB-NY advances to $2.5 billion and a $2.6 billion rise in repurchase agreements to $9.3 billion. Of the latter amount, $7.8 billion, or 84.4%, consisted of agreements with Wall Street brokerage firms and $1.5 billion, or 15.6%, consisted of agreements with the FHLB-NY. The remainder of the Company’s borrowed funds at March 31, 2004 consisted of issued debt totaling $811.4 million.

The Company’s funding sources at March 31, 2004 also reflect four interest rate swap agreements into which it entered in the second quarter of 2003. The agreements effectively converted four of the Company’s junior subordinated debentures from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the junior subordinated debentures. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At March 31, 2004, a $1.7 million liability, representing the fair value of the interest rate swap agreements, was recorded in “other liabilities.” An offsetting adjustment was made to the carrying amount of the junior subordinated debentures to recognize the change in their fair value.

Asset growth was also funded by a modest increase in core deposits during the three months ended March 31, 2004. Core deposits totaled $6.1 billion at that date, and represented 61.2% of total deposits, up from $6.0 billion, representing 57.8% of total deposits, at December 31, 2003. The increase in core deposits was fueled by a $252.5 million, or 11.0%, rise in NOW and money market accounts to $2.6 billion and a $10.7 million, or 1.5%, increase in non-interest-bearing accounts to $730.9 million. These increases served to offset an $89.3 million, or 3.0%, decline in savings accounts to $2.9 billion.

The increase in core deposits was partly offset by a simultaneous decline in CDs to $3.9 billion, representing 38.8% of total deposits, from $4.4 billion, representing 42.2% of total deposits, at December 31, 2003. The 10.9% reduction in CDs was consistent with management’s practice of allowing the run-off of higher cost “hot money” deposits and transitioning customers, when appropriate, into revenue-producing annuities and mutual funds sold by the Bank. The net effect of the decline in CDs and the rise in core deposits was a $302.0 million decline in total deposits to $10.0 billion at March 31, 2004.

Significant funding also stemmed from the cash flows generated by the high volume of loan repayments and from the sale, repayment, and redemption of securities. Cash flows from loans totaled $419.3 million in the current first quarter, while cash flows from securities totaled $1.3 billion during this time.

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

In the process of managing its interest rate risk, the Company has pursued the following strategies: (1) emphasizing the origination and retention of multi-family and commercial real estate loans, which tend to refinance within three to five years; (2) originating one-to-four family and consumer loans on a conduit basis and selling them without recourse; and (3) investing in fixed rate mortgage-backed and mortgage-related securities with estimated weighted average lives of two to seven years. These strategies take into consideration the stability of the Company’s core deposits and its non-aggressive pricing policy with regard to certificates of deposit.

The actual duration of mortgage loans and mortgage-backed and –related securities can be significantly impacted by changes in prepayment levels and market interest rates. Mortgage prepayments will vary due to a number of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments have been prevailing interest rates and the related mortgage refinancing opportunities. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix can be made on a timely basis when deemed appropriate. To enhance its management of interest rate risk, the Company engaged in four interest rate swap transactions midway through the second quarter of 2003. Under the terms of the swap, the fixed interest rate on $65.0 million of the Company’s capital securities was converted to a variable rate. The Company does not currently participate in any other activities involving hedging or the use of off-balance sheet derivative financial instruments.

Interest Rate Sensitivity Analysis

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

In the first three months of 2004, the Company continued to grow its portfolio of multi-family, commercial real estate, and construction loans while, at the same time, realizing a reduction in the portfolio of one-to-four family and consumer loans. In addition, the Company continued to invest in securities of shorter duration, primarily in the form of mortgage-backed securities and, to a lesser extent, corporate bonds and U.S. Government agency obligations. At the same time, the Company continued to take advantage of the favorable yield curve, maintaining its strategy of leveraged asset growth. Reflecting the leveraged growth of its balance sheet, the Company’s one-year gap was a negative 11.58% at March 31, 2004, as compared to the negative 0.63% one-year gap recorded at December 31, 2003.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, which, based on certain assumptions stemming from the Bank’s historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2004 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For mortgage and other loans (both adjustable- and fixed-rate), prepayment rates were assumed to range up to 55% annually. Mortgage-backed and mortgage-related securities were assumed to prepay at rates between 10% and 50% per year. Savings accounts were assumed to decay at a rate of 5% for the first five years and 15% for the years thereafter. NOW and money market accounts were assumed to decay at an annual rate of 20% and 50%, respectively.

Prepayment and deposit decay rates can have a significant impact on the Company’s estimated gap. While the Company believes its assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

INTEREST RATE SENSITIVITY ANALYSIS

	At March 31, 2004
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More than Five Years to 10 Years	More than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans, net(1)	$1,541,089	$2,008,022	$3,425,809	$3,504,866	$300,119	$109,528	$10,889,433
Debt and equity securities(2)	164,410	350,580	256,552	94,407	484,358	1,510,294	2,860,601
Mortgage-backed and—related securities, net(2) (3)	1,304,005	1,777,713	3,004,443	1,529,796	1,354,521	481,854	9,452,332
Money market investments	1,000	168	—	—	—	—	1,168

Total interest-earning assets	3,010,504	4,136,483	6,686,804	5,129,069	2,138,998	2,101,676	23,203,534

INTEREST-BEARING LIABILITIES:
Savings accounts	35,723	107,168	285,782	285,782	1,786,139	357,130	2,857,724
NOW and Super NOW accounts	43,627	130,880	251,290	160,825	276,977	8,935	872,534
Money market accounts	84,010	252,029	483,895	309,693	533,360	17,206	1,680,193
Certificates of deposit	1,164,733	1,637,169	661,540	305,151	117,203	20	3,885,816
Borrowed funds	4,914,328	1,846,055	1,696,950	1,194,343	2,287,034	741,753	12,680,463

Total interest-bearing liabilities	6,242,421	3,973,301	3,379,457	2,255,794	5,000,713	1,125,044	21,976,730

Interest sensitivity gap per period(4)	$(3,231,917)	$163,182	$3,307,347	$2,873,275	$(2,861,715)	$976,632	$1,226,804

Cumulative interest sensitivity gap	$(3,231,917)	$(3,068,735)	$238,612	$3,111,887	$250,172	$1,226,804

Cumulative interest sensitivity gap as a percentage of total assets	(12.20)%	(11.58)%	0.90%	11.75%	0.94%	4.63%
Cumulative net interest-earning assets as a percentage of net interest- bearing liabilities	48.23	69.96	101.76	119.63	101.20	105.58

(1)	For purposes of the gap analysis, non-performing loans have been excluded.
(2)	Debt and equity securities and mortgage-backed and—related securities are shown at their respective carrying values.
(3)	Based on historical repayment experience.
(4)	The interest sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Management also monitors the Company’s interest rate sensitivity through the use of a model that generates estimates of the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates similar to those utilized in formulating the preceding Interest Rate Sensitivity Analysis. While the NPV Analysis provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income, and may very well differ from actual results.

To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. At March 31, 2004, a 200-basis point increase in interest rates would have reduced the NPV to approximately 21.62%, as compared to 14.46% at December 31, 2003. While the NPV Analysis provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income, and may very well differ from actual results.

In addition to its Gap and NPV analyses, management utilizes an internal earnings model to manage the Company’s sensitivity to interest rate risk. The earnings model incorporates market-based assumptions regarding the impact of changing interest rates on future levels of financial assets and liabilities. The assumptions used in the earnings model are inherently uncertain. Actual results may differ significantly from those presented in the table below, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes.

The following table reflects the projected net interest income estimated for the next twelve months, assuming a gradual increase or decrease in interest rates during such time.

Changes in Interest Rates (in basis points)(1)	Estimated Percentage Change in Future Net Interest Income Twelve Months

+ 200 over one year	(7.83)%
–100 over one year	4.67

(1)	In general, short and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at only half the increment.

It is management’s belief that the earnings model, when coupled with traditional gap analysis, is an effective tool, one that enables the Company to maintain a stable net interest margin, utilize capital in an effective and risk-averse manner, and to maintain adequate liquidity.

Management notes that no assurances can be given that future changes in the Company’s mix of assets and liabilities will not result in greater changes to the gap, NPV, or earnings model.

Liquidity and Capital Position

Liquidity

Liquidity is managed to ensure that cash flows are sufficient to support the Bank’s operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic loan and deposit demand.

As previously indicated, the Bank’s primary funding sources are borrowed funds and deposits, with additional funding stemming from interest and principal payments on loans, securities, and mortgage-backed and –related securities, and the sale of securities and loans. While borrowed funds and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage and mortgage-backed securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

The principal investing activities of the Bank are the origination of mortgage loans (primarily secured by multi-family buildings) and, to a lesser extent, the purchase of mortgage-backed and –related and debt and equity securities. In the three months ended March 31, 2004, the net cash used in investing activities totaled $2.9 billion, largely reflecting the purchase of securities available for sale totaling $2.8 billion, the purchase of securities held to maturity totaling $962.6 million, and the origination of mortgage loans totaling $1.1 billion. These items were offset by proceeds from the redemption, repayment, and sale of securities totaling $1.3 billion and loan repayments totaling $491.3 million.

        The Bank’s investing activities were funded by internal cash flows generated by its operating and financing activities. In the first three months of 2004, the net cash provided by operating activities totaled $22.7 million, while the net cash provided by financing activities totaled $2.8 billion. The latter amount largely reflects a $2.7 billion net increase in borrowings in connection with the Company’s leveraged growth strategy and $399.5 million of net proceeds generated by the aforementioned common stock offering, offset by a $302.0 million reduction in total deposits.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $168.3 million at March 31, 2004, as compared to $287.1 million at December 31, 2003. Additional liquidity stems from the Bank’s portfolio of securities available for sale, which totaled $8.3 billion at March 31, 2004, and from the Bank’s approved line of credit with the FHLB-NY, which amounted to $13.2 billion at the same date.

CDs due to mature in one year or less from March 31, 2004 totaled $2.8 billion; based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank’s branch offices. The Company’s ability to retain its deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, types of deposit products offered, and the competitiveness of its interest rates. Any potential declines in deposit balances would be addressed by utilizing alternative funding sources, including borrowings.

At March 31, 2004, the Bank had outstanding mortgage loan commitments totaling $1.6 billion and no commitments to purchase securities. The Company continued to be obligated under numerous non-cancelable operating lease and license agreements, the amount of which was consistent with the amount reported in the Company’s Annual Report to Shareholders at December 31, 2003. Similarly, the Company had outstanding letters of credit of an amount consistent with the level reported as of year-end 2003.

Capital Position

The Company recorded stockholders’ equity of $3.4 billion at March 31, 2004, up $527.9 million from the level recorded at December 31, 2003. The first quarter 2004 amount was equivalent to 12.82% of total assets and a book value of $12.77 per share, based on 265,924,052 shares; the year-end 2003 amount was equivalent to 12.24% of total assets and a book value of $11.40 per share, based on 251,580,425 shares, as adjusted to reflect the 4-for-3 stock split on February 17, 2004. The Company calculates book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of the period from the number of shares outstanding at the same date. At March 31, 2004, the number of unallocated ESOP shares was 4,965,700; at December 31, 2003, the split-adjusted number of unallocated ESOP shares was 5,068,648. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

Excluding goodwill and CDI, the Company recorded total tangible stockholders’ equity of $1.4 billion, equivalent to 5.55% of total tangible assets and a tangible book value of $5.11 per share at March 31, 2004. The quarter-end amounts compared favorably with the year-end 2003 figures. At December 31, 2003, the Company recorded total tangible stockholders’ equity of $851.3 million, equivalent to 3.97% of tangible assets and a $3.38 tangible book value per share.

The increase in tangible stockholders’ equity was fueled by first quarter 2004 net income of $130.0 million, additional cash contributions to tangible stockholders’ equity of $30.5 million, and the $399.5 million of net proceeds generated by the Company’s follow-on common stock offering. During the quarter, the Company allocated $55.8 million of its capital toward dividend distributions and $69.5 million toward the repurchase of 2,144,374 shares of its common stock, including 1,179,833 that were repurchased under the Board of Directors’ authorization on February 26, 2004. On April 20, 2004, the Board of Directors authorized an additional five million-share repurchase; under said authorization, 3,148,478 shares were repurchased as of May 5, 2004. The Company repurchases shares in the open market or through privately negotiated transactions.

The impact of the rise in interest rates subsequent to March 31, 2004 has resulted in a decline in the market value of the Company’s securities portfolio. The unrealized gain, net of tax, on the available-for-sale securities portfolio of $30.5 million at March 31, 2004 would be an unrealized loss, net of tax, of $130.7 million were market prices on April 30, 2004 applied to the March 31, 2004 amounts.

At March 31, 2004, the Company’s capital levels significantly exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $1.9 billion, or 8.47% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $1.9 billion and $2.1 billion, respectively, representing 16.50% and 18.30% of risk-weighted assets. At December 31, 2003, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.5 billion, $1.5 billion, and $1.7 billion, representing 7.72% of adjusted average assets, 13.55% of risk-weighted assets, and 15.46% of risk-weighted assets, respectively. In addition, as of March 31, 2004, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2004, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At March 31, 2004
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,917,820	8.47%	$1,917,820	16.50%	$2,126,610	18.30%
Regulatory capital requirement	1,132,045	5.00	697,287	6.00	1,162,145	10.00

Excess	$785,775	3.47%	$1,220,533	10.50%	$964,465	8.30%

Regulatory Capital Analysis (Bank Only)

	At March 31, 2004
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,964,811	8.74%	$1,964,811	17.08%	$2,043,928	17.77%
Regulatory capital requirement	899,651	4.00	460,020	4.00	920,040	8.00

Excess	$1,065,160	4.74%	$1,504,791	13.08%	$1,123,888	9.77%

It is currently management’s expectation that the Company and the Bank will continue to be well capitalized under the federal regulatory guidelines.

Comparison of the Three Months Ended March 31, 2004 and 2003

Earnings Summary

The Company continued to demonstrate its capacity to generate earnings in the first quarter of 2004, reporting first quarter 2004 net income of $130.0 million, up 93.0% from $67.4 million in the first quarter of 2003. The 2004 amount provided a 2.12% return on average assets and a 15.92% return on average stockholders’ equity, and was equivalent to a 29.7% rise in diluted earnings per share to $0.48 from $0.37. Diluted earnings per share for the first quarter of 2003 have been adjusted to reflect the Company’s 4-for-3 stock splits on February 17, 2004 and May 21, 2003.

The increase in the Company’s first quarter 2004 net income was attributable to a combination of factors, including the three-month benefit of the Company’s merger with Roslyn on October 31, 2003; a record level of loan originations; the leveraging of the proceeds from the Company’s follow-on offering of 13.5 million shares on January 30, 2004; and the mark-to-market adjustments related to the assets and liabilities acquired in the Roslyn merger, which are being amortized or accreted to expense/income over their estimated remaining lives. The increase in the Company’s diluted earnings per share was tempered by a ten million-share increase in common stock equivalents, attributable to the impact of a 20.1% rise in the Company’s average stock price during the quarter on the Company’s Bifurcated Option Note Unit SecuritiES (“BONUSESSM Units”) and the shares held in its stock-related benefit plans.

The Company recorded net interest income of $213.5 million in the current first quarter, up $105.2 million, or 92.2%, from the year-earlier amount. At the same time, the Company recorded an $11.1 million, or 41.8%, rise in other operating income to $37.5 million. Combining the two, the Company’s total revenues amounted to $333.3 million in the current first quarter, up 72.7% from $193.0 million in the first quarter of 2003.

The increase in net interest income was the net effect of a $129.3 million, or 77.6%, rise in interest income to $295.8 million and a $24.1 million, or 41.3%, rise in interest expense to $82.3 million. The growth in interest income was fueled by a $10.8 billion, or 102.8%, increase in the average balance of interest-earning assets to $21.4 billion, which significantly offset a 79-basis point decline in the average yield to 5.54%. The increase in interest expense was the net effect of a $10.5 billion, or 105.6%, rise in the average balance of interest-bearing liabilities to $20.4 billion and a 74-basis point reduction in the average cost of funds to 1.61%.

The growth in net interest income was supported by the leveraged growth of the balance sheet over the past four quarters, which was funded by an increasingly low-cost mix of funds. Reflecting the increase in borrowed funds and the impact of the merger with Roslyn, the Company’s interest rate spread and net interest margin equaled 3.93% and 4.00%, respectively, in the current first quarter, as compared to 3.98% and 4.11%, respectively, in the year-earlier three months. While the Company’s spread and margin contracted on a year-over-year basis, the first quarter 2004 measures were 13 and 16 basis points higher than the respective measures in the fourth quarter of 2003.

The increase in other operating income of $11.1 million was the result of a $2.1 million rise in fee income to $13.7 million, a $3.5 million rise in net securities gains to $9.9 million, and a $5.5 million rise in other income to $13.8 million, including $1.5 million of income related to a joint venture project.

The growth in total revenues was more than sufficient to offset an increase in non-interest expense. Non-interest expense totaled $49.8 million in the first quarter of 2004, as compared to $35.4 million in the year-earlier three months. Operating expenses accounted for $46.9 million and $33.9 million of the respective totals, while the amortization of CDI accounted for the remaining $2.9 million and $1.5 million, respectively. The $13.0 million increase in operating expenses was primarily merger-related, and reflects the expansion of the branch network and employee base. Accordingly, compensation and benefits expense rose $6.6 million to $25.3 million, while occupancy and equipment expense rose $3.5 million to $9.5 million.

The net effect of the Company’s total revenue growth and the increase in operating expenses was a 649-basis point year-over-year improvement in the first quarter 2004 efficiency ratio to 18.70%.

Income tax expense rose $39.2 million year-over-year to $71.2 million, reflecting a $101.9 million, or 102.6%, rise in pre-tax income to $201.2 million and an effective tax rate of 35.4%.

The provision for loan losses had no bearing on the Company’s first quarter 2004 or 2003 earnings, having been suspended since the second quarter of 1995.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company’s interest-earning assets, the yield on such assets, and the current level of market interest rates.

The Company recorded interest income of $295.8 million in the first quarter of 2004, up $129.3 million, or 77.6%, from the level recorded in the first quarter of 2003. The increase was fueled by a $10.8 billion rise in the average balance of interest-earning assets to $21.4 billion, significantly offsetting a 79-basis point decline in the average yield to 5.54%. The higher average balance reflects the addition of Roslyn’s interest-earning assets, the record volume of loans produced over the past four quarters, and the leveraged growth of the securities portfolio.

Mortgage and other loans, net, generated interest income of $156.2 million during the current first quarter, representing 52.8% of total interest income and a 51.3% increase from $103.3 million in the year-earlier three months. The interest income provided by loans was boosted by a $4.9 billion, or 88.6%, rise in the average balance to $10.4 billion, representing 48.9% of average interest-earning assets, and offsetting a 148-basis point decline in the average yield to 5.98%, which reflects the mark-to-market accretion on loans.

Debt and equity securities generated first quarter 2004 interest income of $34.0 million, representing 11.5% of total interest income, and a $15.4 million, or 82.9%, increase from the level recorded in the first quarter of 2003. The increase was fueled by a $1.4 billion, or 124.3%, rise in the average balance to $2.5 billion, representing 11.8% of average interest-earning assets during the current three-month period. The latter increase was somewhat offset by a 122-basis point decline in the average yield to 5.38%, reflecting the impact of debt and equity securities acquired through the Roslyn merger, inclusive of mark-to-market accretion, and the current low interest rate environment.

The interest income generated by mortgage-backed and -related securities totaled $105.4 million in the current first quarter, an increase of $61.0 million, or 137.2%, from the year-earlier amount. The increase reflects a $4.5 billion, or 117.6%, rise in the average balance to $8.3 billion, together with a 42-basis point rise in the average yield to 5.07%. The latter increase reflects the impact of the mortgage-backed and –related securities acquired in the Roslyn merger, inclusive of mark-to-market accretion, which tempered the effect of the historically low interest rates that were in effect during the first quarter of 2004.

Money market investments provided first quarter 2004 interest income of $234,000, down $49,000 from the year-earlier amount. The reduction was the net effect of a $22.2 million, or 53.3%, rise in the average balance to $64.0 million, and a 125-basis point decline in the average yield to 1.46%. The latter decline was a direct result of the historically low interest rate environment during the first quarter of 2004.

Interest Expense

The level of interest expense is a function of the average balance and composition of the Company’s interest-bearing liabilities and the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

In the first quarter of 2004, the Company recorded total interest expense of $82.3 million, an increase of $24.1 million, or 41.3%, from the total recorded in the first quarter of 2003. The increase was the net effect of a $10.5 billion, or 105.6%, rise in the average balance of interest-bearing liabilities to $20.4 billion and a 74-basis point reduction in the average cost of funds to 1.61%.

Consistent with the Company’s strategy of capitalizing on the steep yield curve, and the impact of the interest-bearing liabilities acquired during the Roslyn merger, the average balance of borrowed funds totaled $11.0 billion in the current first quarter, as compared to $5.1 billion in the year-earlier three months. Borrowed funds generated first quarter 2004 interest expense of $64.1 million, representing 77.8% of total interest expense in the current first quarter, and a $24.5 million increase from the level recorded in the first quarter of 2003. The higher average balance of borrowed funds was partly offset by a 74-basis point reduction in the average cost of such funds to 2.33%, which reflects the impact of the mark-to-market accretion on the borrowed funds acquired in the Roslyn merger.

Core deposits (NOW and money market accounts, savings accounts, and non-interest-bearing deposits) generated first quarter 2004 interest expense of $11.0 million, up $3.0 million, or 37.7%, from the amount generated in the first quarter of 2003. The increase was driven by a $2.6 billion, or 77.5%, rise in the average balance of core deposits to $5.9 billion, which was offset by a 22-basis point decline in the average cost of such funds to 0.74%. The average balance was boosted by the core deposits acquired in the Roslyn merger, coupled with management’s continuing focus on attracting lower cost depository accounts. The lower cost reflects the decline in market interest rates over the course of the last twelve months. Non-interest-bearing deposits represented $637.9 million of the average balance of core deposits in the current first quarter, and were up $167.7 million, or 35.7%, from the year-earlier amount.

The interest expense generated by NOW and money market accounts increased $3.1 million, or 81.3%, year-over-year to $6.9 million, the net effect of a $1.2 billion, or 99.6%, rise in the average balance to $2.4 billion and a 12-basis point reduction in the average cost to 1.15%. At the same time, the interest expense generated by savings accounts declined $78,000, or 1.9%, to $4.1 million; the reduction was the net effect of a $1.2 billion, or 73.3%, rise in the average balance to $2.9 billion and a 44-basis point decline in the average cost to 0.57%.

In the first quarter of 2004 and 2003, CDs generated interest expense of $7.3 million and $10.8 million, representing 8.8% and 18.5%, respectively, of total interest expense. While the average balance of CDs rose $2.2 billion year-over-year to $4.1 billion, the increase was offset by a 155-basis point reduction in the average cost of such funds to 0.71% during the same time. The higher average balance was primarily due to the CDs acquired in the Roslyn merger; the lower average cost was due to several factors, including the mark-to-market accretion on the CDs acquired in the merger, and the decline in market interest rates. In addition, the Company maintains a policy of discouraging “hot money” deposits, preferring to transition funds in maturing CDs into revenue-producing annuities, where appropriate.

Net Interest Income

Net interest income is the Company’s primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of the Company’s interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”). The FOMC reduces, maintains, or increases the federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. The federal funds rate was reduced 50 basis points to 1.25% in November 2002; on June 25, 2003, the rate was again lowered, to 1.00%, where it remains as of the date of this filing.

In the first quarter of 2004, the Company recorded net interest income of $213.5 million, up $105.2 million, or 97.2%, from the year-earlier level, and up $40.7 million, or 23.6%, from the level recorded in the three months ended December 31, 2003.

The year-over-year increase in net interest income was driven by four significant factors: the addition of the interest-earning assets acquired in the Roslyn merger, coupled with the effects of the accretion of mark-to-market adjustments; the record volume of loans produced in the current first quarter and in the trailing nine months; the leveraged growth of the Company’s securities portfolios over the past four quarters; and the funding of the Company’s interest-earning asset growth with low-cost borrowings and core deposit accounts. In addition, the cash flows generated by repayments and securities sales during the current first quarter were primarily invested in loans and securities featuring higher yields than the interest-earning assets they replaced.

While the reduction in market interest rates resulted in spread and margin compression on a year-over-year basis, the Company reported a linked-quarter increase in each of these measures. At 3.93%, the Company’s first quarter 2004 interest rate spread was down five basis points year-over-year, but up 13 basis points linked-quarter. At 4.00%, its net interest margin was 11 basis points narrower than the year-earlier measure, but 16 basis points wider than the margin recorded in the fourth quarter of 2003.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2004				2003
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$10,449,600	$156,199	5.98%		$5,539,543	$103,256	7.46%
Debt and equity securities	2,529,503	34,031	5.38		1,127,774	18,610	6.60
Mortgage-backed and –related securities	8,322,228	105,384	5.07		3,823,870	44,425	4.65
Money market investments	63,983	234	1.46		41,739	283	2.71

Total interest-earning assets	21,365,314	295,848	5.54		10,532,926	166,574	6.33
Non-interest-earning assets	3,190,781				1,494,655

Total assets	$24,556,095				$12,027,581

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,385,502	$6,864	1.15%		$1,194,886	$3,786	1.27%
Savings accounts	2,866,805	4,097	0.57		1,653,844	4,175	1.01
Certificates of deposit	4,095,138	7,268	0.71		1,909,387	10,777	2.26
Mortgagors’ escrow	61,966	44	0.28		33,039	—	—

Total interest-bearing deposits	9,409,411	18,273	0.78		4,791,156	18,738	1.56
Borrowed funds	11,017,598	64,059	2.33		5,143,143	39,536	3.07

Total interest-bearing liabilities	20,427,009	82,332	1.61		9,934,299	58,274	2.35
Non-interest-bearing deposits	637,895				470,187
Other liabilities	224,362				290,149

Total liabilities	21,289,266				10,694,635
Stockholders’ equity	3,266,829				1,332,946

Total liabilities and stockholders’ equity	$24,556,095				$12,027,581

Net interest income/interest rate spread		$213,516	3.93%			$108,300	3.98%

Net interest-earning assets/net interest margin	$938,305		4.00%		$598,627		4.11%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.06	x

Core deposits	$5,890,202	$10,961	0.74%		$3,318,917	$7,961	0.96%

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

        The provision for loan losses continued to be suspended in the current first quarter, based on management’s assessment of the loan loss allowance and the current and historic performance of the mortgage loan portfolio. The first quarter of 2004 was the Company’s 38th consecutive quarter without any net charge-offs against the allowance for loan losses; in the absence of any provisions or net charge-offs, the allowance for loan losses was maintained at $78.3 million, equivalent to 263.79% of non-performing loans and 0.72% of loans, net, at March 31, 2004.

For additional information, please see the discussions of asset quality and the allowance for loan losses in this filing.

Other Operating Income

The Company derives other operating income from several sources, which are classified into one of three categories: fee income, which is generated by service charges on loans and traditional banking products; net gains on the sale of securities; and other income, which includes revenues derived from the sale of third-party investment products; revenues generated by the Company’s investment advisory subsidiary, Peter B. Cannell & Co., Inc. (“PBC”); and joint venture income. Also included in other income is the income derived from the Company’s investment in BOLI and from the origination and sale of one-to-four family and consumer loans on a conduit basis, as previously discussed under “Mortgage and Other Loans.”

In the first quarter of 2004, the Company recorded other operating income of $37.5 million, signifying a 41.8% increase from $26.4 million in the first quarter of 2003. Other operating income represented 11.2% of total revenues in the current first quarter, as compared to 13.7% in the year-earlier three months.

The increase in first quarter 2004 other operating income was generated by a $2.1 million, or 18.1%, rise in fee income to $13.7 million; a $3.5 million, or 53.3%, rise in net securities gains to $9.9 million; and a $5.5 million, or 65.9%, rise in other income to $13.8 million. Included in the latter amount was $1.5 million of income from joint venture operations, a benefit of the Roslyn merger.

In connection with the Roslyn merger, the Company acquired an investment in a real estate joint venture for the development of a 177-unit residential golf course community in Mount Sinai, New York. The subsidiary, Mt. Sinai Ventures, LLC, made an initial $25.0 million investment, which is classified as “other assets” in the Company’s consolidated statements of financial condition. The investment earns a preferred return of 1.0% over the Prime rate of interest, while also receiving a 50% share of the residual profits. As of March 31, 2004, 22 units had been delivered in connection with this joint venture, resulting in the revenues cited above. The Company recognizes income from the joint venture as each unit is delivered to the homeowner. The joint venture began delivering units during the first quarter of 2004.

The increase in fee income was primarily merger-related, reflecting the addition of Roslyn’s retail customer accounts. The increase in net securities gains reflects the restructuring of the balance sheet pursuant to the merger, a process that was initiated in the trailing quarter and that is expected to continue through the remainder of 2004.

The growth in other income primarily reflects a $778,000 increase in revenues from the sale of third-party investment products to $3.0 million, and a $706,000 increase in the revenues generated by PBC to $2.3 million. In addition, the Company recorded BOLI income of $5.2 million in the current first quarter, up $2.0 million from the year-earlier amount. The increase in BOLI income reflects the $125.9 million of BOLI acquired in the Roslyn merger and the Company’s purchase of an additional $100.0 million of BOLI on February 27, 2004. The year-over-year increase in BOLI income was slightly mitigated by the decline in the yield on the BOLI assets, a reflection of the historically low market interest rates in the first quarter of the year. The purchase of the BOLI policy, and its increase in cash surrender value, are classified in “other assets” in the Company’s consolidated statements of financial condition. The BOLI-related income is generated by an increase in the cash surrender value of the BOLI policy.

The increase in other income was tempered, in part, by a decline in gains on the sale of loans from $862,000 to $334,000. In the first quarter of 2004, the Company sold one-to-four family and other loans totaling $165.4 million, including $129.9 million of home equity loans acquired in the Roslyn merger that were sold at no gain or loss. In the first quarter of 2003, the Company sold one-to-four family loans totaling $69.9 million in connection with its conduit program.

Non-interest Expense

Non-interest expense has two primary components: operating expenses, consisting of compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from the Company’s mergers with Roslyn and Richmond County.

In the first quarter of 2004, the Company recorded non-interest expense of $49.8 million, as compared to $35.4 million in the first quarter of 2003. Operating expenses accounted for $46.9 million and $33.9 million of non-interest expense in the respective quarters, and represented 0.76% and 1.13% of average assets, respectively. CDI amortization accounted for the remaining $2.9 million and $1.5 million of non-interest expense in the corresponding periods.

The increase in operating expenses was largely merger-related and was reflected in three of the four expense categories. Compensation and benefits expense rose $6.6 million, or 35.1%, to $25.3 million, while occupancy and equipment expense rose $3.5 million, or 57.0%, to $9.5 million. G&A expense rose $3.0 million, or 39.0%, to $10.6 million, while other expenses remained relatively flat at $1.5 million.

The increase in compensation and benefits expense largely reflects the staffing requirements of an expanded branch network, as the number of banking offices rose from 110 in the year-earlier first quarter to 140 in the first quarter of 2004. At March 31, 2004, the number of full-time equivalent employees was 1,962 as compared to 1,455 at March 31, 2003. In addition, the average price of the Company’s shares rose 20.1% during the current first quarter, resulting in a $1.6 million year-over-year increase in ESOP-related expense to $3.3 million.

The increase in occupancy and equipment expense likewise reflects the expansion of the branch network, which was partly offset by the sale of the South Jersey Bank Division, which had eight traditional branches, in the fourth quarter of 2003. In addition, the Company upgraded its information systems during the current first quarter, while, at the same time, completing the integration of Roslyn’s systems with the Company’s.

The increase in G&A expense was also driven by the Roslyn merger, and reflects the costs of operating and marketing a $26.5 billion financial institution, the nation’s fourth largest thrift.

The increase in operating expenses was sufficiently offset by the revenue growth recorded in the current first quarter to produce a 649-basis point year-over-year improvement in the efficiency ratio to 18.70%.

Income Tax Expense

The Company recorded income tax expense of $71.2 million in the current first quarter, as compared to $31.9 million in the first quarter of 2003. The increase reflects a 102.6% rise in pre-tax income to $201.2 million from $99.3 million, and an increase in the effective tax rate to 35.4% from 32.2%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 26 – 28 of the Company’s 2003 Annual Report to Shareholders, filed on March 15, 2004. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk,” within this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in the Company’s Annual Report to Shareholders, the Company is involved in various legal actions arising in the ordinary course of its business. Based upon management’s currently expected resolution, all of such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Program

During the first three months of 2004, the Company allocated $69.5 million toward the repurchase of 2,144,374 shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1: January 1, 2004 through January 31, 2004	217,747	$28.80	217,747	746,794
Month #2: February 1, 2004 through February 29, 2004	515,064	$32.77	515,064	5,231,730	(2)
Month #3: March 1, 2004 through March 31, 2004	1,411,563	$32.77	1,411,563	3,820,167

Total	2,144,374	$31.45	2,144,374

(1)	Of the shares repurchased in January 2004, 173,333 were repurchased on the open market and 44,413 in privately negotiated transactions; in February and March, 40,000 and 1,220,000 shares, respectively, were repurchased on the open market and 475,064 and 191,563 shares, respectively, were repurchased in privately negotiated transactions.
(2)	On June 26, 2003, the Board of Directors of the Company authorized the repurchase of up to five million shares of common stock in connection with the Roslyn merger. With 410,000 shares remaining under the June 26, 2003 authorization, the Board of Directors authorized the repurchase of up to an additional five million shares on February 26, 2004. On April 20, 2004, with 44,816 shares remaining under the February 26, 2004 authorization, the Board of Directors authorized the repurchase of up to an additional five million shares. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 2.1:	Agreement and Plan of Merger, dated as of June 27, 2003, by and between New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. (1)

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (2)

Exhibit 3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)

Exhibit 3.3:	Bylaws, as amended (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (5)

Exhibit 4.3:	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (6)

Exhibit 4.4:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries

Exhibit 11:	Statement re: Computation of Per Share Earnings

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32.1:	Certification pursuant to 18 U.S.C. 1350

Exhibit 32.2:	Certification pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 333-107498).
(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).
(6)	Incorporated by reference to Exhibits filed with the Company’s 8-A/A filed with Securities and Exchange Commission on July 31, 2003 (Registration No. 001-31565).

(b) Reports on Form 8-K

On January 16, 2004, the Company filed a Current Report on Form 8-K announcing that on January 15, 2004 its Board of Directors declared a 4-for-3 stock split in the form of a 33-1/3% stock dividend, payable on February 17, 2004 to shareholders of record at February 2, 2004.

On January 21, 2004, the Company furnished a Current Report on Form 8-K announcing that its Board of Directors had raised the quarterly cash dividend 12% to $0.21 per share (as adjusted for the 4-for-3 stock split on February 17, 2004).

On January 26, 2004, the Company filed a Current Report on Form 8-K containing financial information filed in connection with its merger with Roslyn Bancorp, Inc. The exhibits included the Unaudited Consolidated Statements of Financial Condition at September 30, 2003 and the Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002 of Roslyn Bancorp, Inc.; the Audited Consolidated Statements of Financial Condition at December 31, 2002 and 2001 and the Audited Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000 of Roslyn Bancorp, Inc.; and the Unaudited Pro Forma Combined Condensed Consolidated Statement of Financial Condition as of September 30, 2003 and the Unaudited Pro Forma Combined Condensed Consolidated Statement of Income for the nine months ended September 30, 2003 for New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. and notes thereto.

On January 26, 2004, the Company furnished a Current Report on Form 8-K reporting its earnings for the three and twelve months ended December 31, 2003.

On January 28, 2004, the Company filed a Current Report on Form 8-K announcing that it had issued and sold approximately 13.3 million shares of common stock (as adjusted for the 4-for-3 stock split on February 17, 2004) in a follow-on offering underwritten by Bear, Stearns & Co. Inc., generating proceeds of approximately $400.0 million pursuant to the Registration Statement on Form S-3 that was filed with the Securities and Exchange Commission on May 16, 2003.

On January 28, 2004, the Company furnished a Current Report on Form 8-K announcing that it was raising its diluted earnings per share projections for 2004 to a range of $2.17 to $2.20 (as adjusted for the 4-for-3 stock split on February 17, 2004).

On January 28, 2004, the Company furnished a Current Report on Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted to its web site, beginning on January 27, 2004.

On January 30, 2004, the Company furnished a Current Report on Form 8-K announcing that it had completed its follow-on offering of 13.5 million shares of common stock (as adjusted for the 4-for-3 stock split on February 17, 2004).

On February 3, 2004, the Company filed a Current Report on Form 8-K announcing that it had entered into an underwriting agreement with Bear, Stearns & Co., Inc. on January 26, 2004 for the issuance of approximately 13.3 million shares of its common stock (as adjusted for the 4-for-3 stock split on February 17, 2004).

On February 5, 2004, the Company furnished a Current Report on Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted to its web site, beginning on February 5, 2004.

On February 6, 2004, the Company filed a Current Report on Form 8-K regarding the date of the Company’s 2004 Annual Meeting of Shareholders and the related voting record date.

On February 18, 2004, the Company furnished a Current Report on Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted to its web site, beginning on February 18, 2004.

On February 26, 2004, the Company filed a Current Report on Form 8-K announcing its Board of Directors had authorized the repurchase of up to five million shares of common stock.

On March 4, 2004, the Company furnished a Current Report on Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted to its web site, beginning on March 4, 2004.

On March 10, 2004, the Company furnished a Current Report on Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted to its web site, beginning on March 10, 2004.

On March 24, 2004, the company filed a Current Report on Form 8-K announcing that its Board of Directors had amended Section 3, Article III of the Company’s By-laws to remove the requirement that the Company’s Chairman of the Board and the Company’s Chief Executive Officer each serve as a member of the Board’s Nominating Committee.

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2004	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and
Chief Executive Officer

DATE: May 10, 2004	BY:	/s/ Michael P. Puorro
Michael P. Puorro
Executive Vice President and Chief Financial Officer