Form 10-Q/A
period 2004-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2004-05-12
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Par Value: $0.01

Classes of Common Stock

264,366,491

Number of shares outstanding at

May 5, 2004

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q/A

Quarter Ended March 31, 2004

INDEX		Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Condition as of March 31, 2004 (unaudited) and December 31, 2003	1

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2004 and 2003 (unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	5

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		13

Exhibits

EXPLANATORY NOTE

This amendment has been filed to correct two items: a heading to the table in Note 5 to the consolidated financial statements, and the exhibit list under Item 6. The heading on the table should not have read “in thousands.” The list of exhibits in Item 6 should have included references to two amendments to the Bylaws of the Company. There are no other corrections to the filing.

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

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 2.1:	Agreement and Plan of Merger, dated as of June 27, 2003, by and between New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. (1)

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (2)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)

Exhibit 3.3:	Bylaws, as amended (4)

Exhibit 3.4(a):	Amendment to the Bylaws of the Company effective October 31, 2003 (5)

Exhibit 3.4(b):	Amendment to the Bylaws of the Company effective March 16, 2004 (6)

Exhibit 4.1:	Specimen Stock Certificate (7)

Exhibit 4.2:	Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (8)

Exhibit 4.3:	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (9)

Exhibit 4.4:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries

Exhibit 11:	Statement re: Computation of Per Share Earnings (10)

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32.1:	Certification pursuant to 18 U.S.C. 1350

Exhibit 32.2:	Certification pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 333-107498).

(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.

(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).

(4)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).

(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on September 15, 2003 (Registration No. 333-107498).

(6)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

(7)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).

(9)	Incorporated by reference to Exhibits filed with the Company’s 8-A/A filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 001-31565).

(10)	Previously filed with the Company’s Form 10-Q for the three months ended March 31, 2004, filed with the Securities and Exchange Commission on May 10, 2004.

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

New York Community Bancorp, Inc.
(Registrant)

DATE: May 12, 2004	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and
Chief Executive Officer

DATE: May 12, 2004	BY:	/s/ Michael P. Puorro
Michael P. Puorro
Executive Vice President and Chief Financial Officer