Form 10-Q
period 2004-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2004-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Par Value: $0.01

Classes of Common Stock

264,732,877

Number of shares outstanding at

August 2, 2004

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2004

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$249,812	$285,904
Money market investments	1,169	1,167
Securities available for sale:
Mortgage-backed and -related securities available for sale ($3,183,673 and $5,288,777 pledged at June 30, 2004 and December 31, 2003, respectively)	3,600,752	5,501,377
Debt and equity securities ($24,800 pledged at December 31, 2003)	332,927	775,657
Securities held to maturity:
Mortgage-backed and -related securities ($2,439,947 and $1,195,686 pledged at June 30, 2004 and December 31, 2003, respectively)	2,580,503	2,038,560
Debt and equity securities ($1,094,977 and $273,181 pledged at June 30, 2004 and December 31, 2003, respectively)	1,949,513	1,184,338
Federal Home Loan Bank of New York stock, at cost	224,565	170,915
Mortgage loans:
Multi-family	8,534,359	7,368,155
Commercial real estate	1,859,317	1,445,048
1-4 family	594,370	730,963
Construction	755,275	643,548

Total mortgage loans	11,743,321	10,187,714
Other loans	134,500	311,634
Net deferred loan origination (fees) costs	(1,005)	1,023
Less: Allowance for loan losses	(78,293)	(78,293)

Loans, net	11,798,523	10,422,078
Premises and equipment, net	151,793	152,584
Goodwill	1,952,225	1,918,353
Core deposit intangibles	93,273	98,993
Deferred tax asset, net	308,167	256,920
Other assets	844,528	634,491

Total assets	$24,087,750	$23,441,337

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$2,594,027	$2,300,221
Savings accounts	2,845,691	2,947,044
Certificates of deposit	3,839,446	4,361,638
Non-interest-bearing accounts	737,119	720,203

Total deposits	10,016,283	10,329,106

Official checks outstanding	30,821	78,124
Borrowed funds:
Wholesale borrowings	9,924,178	9,136,070
Junior subordinated debentures	443,071	—
Other borrowings	364,184	794,943

Total borrowed funds	10,731,433	9,931,013

Mortgagors’ escrow	63,936	31,240
Other liabilities	204,989	203,197

Total liabilities	21,047,462	20,572,680

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 273,396,452 and 259,915,509 shares issued; 264,493,040 and 256,649,073 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	2,734	1,949
Paid-in capital in excess of par	3,005,090	2,565,620
Retained earnings (partially restricted)	409,537	434,577
Less: Treasury stock (8,903,412 and 3,266,436 shares, respectively)	(244,977)	(79,745)
Unallocated common stock held by ESOP	(15,303)	(15,950)
Common stock held by SERP and Deferred Compensation Plans	(3,113)	(3,113)
Unearned common stock held by RRPs	—	(41)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(84,360)	(34,640)
Net unrealized loss on securities transferred to held to maturity	(29,320)	—

Total stockholders’ equity	3,040,288	2,868,657

Commitments and contingencies

Total liabilities and stockholders’ equity	$24,087,750	$23,441,337

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income:
Mortgage and other loans	$160,822	$105,710	$317,021	$208,966
Mortgage-backed and -related securities	132,533	33,386	237,917	77,811
Debt and equity securities	35,782	22,904	69,813	41,514
Money market investments	63	310	297	593

Total interest income	329,200	162,310	625,048	328,884

Interest Expense:
NOW and money market accounts	5,355	2,208	12,219	5,994
Savings accounts	3,434	2,889	7,531	7,064
Certificates of deposit	10,446	9,011	17,714	19,787
Borrowed funds	74,667	39,847	138,726	79,382
Mortgagors’ escrow	71	—	115	—

Total interest expense	93,973	53,955	176,305	112,227

Net interest income	235,227	108,355	448,743	216,657
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	235,227	108,355	448,743	216,657

Non-interest (Loss) Income:
Fee income	18,213	14,723	31,958	26,362
Net securities (losses) gains	(157,215)	10,581	(147,271)	17,066
Other	12,757	8,375	26,560	16,692

Total non-interest (loss) income	(126,245)	33,679	(88,753)	60,120

Non-interest Expense:
Operating expenses:
Compensation and benefits	23,499	20,142	48,795	38,868
Occupancy and equipment	9,771	5,443	19,308	11,519
General and administrative	12,340	7,276	22,945	14,906
Other	2,145	1,074	3,650	2,581

Total operating expenses	47,755	33,935	94,698	67,874
Amortization of core deposit intangibles	2,860	1,500	5,720	3,000

Total non-interest expense	50,615	35,435	100,418	70,874

Income before income taxes	58,367	106,599	259,572	205,903
Income tax expense	15,612	34,847	86,794	66,783

Net Income	$42,755	$71,752	$172,778	$139,120

Comprehensive (loss) income, net of tax:
Unrealized loss on securities	(144,187)	(19,315)	(79,040)	(12,265)

Comprehensive (loss) income	$(101,432)	$52,437	$93,738	$126,855

Basic earnings per share (1)	$0.16	$0.41	$0.66	$0.78

Diluted earnings per share (1)	$0.16	$0.40	$0.64	$0.76

(1)	Per-share amounts for the three and six months ended June 30, 2003 have been adjusted to reflect a 4-for-3 stock split on February 17, 2004.

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2004
Common Stock (Par Value: $0.01):
Balance at beginning of year	$1,949
Shares issued in secondary offering and stock split	785

Balance at end of period	2,734

Paid-in Capital in Excess of Par:
Balance at beginning of year	2,565,620
Shares issued in secondary offering	399,431
Allocation of ESOP stock	4,684
Allocation of Recognition and Retention Plan shares	11,102
Tax effect of stock plans	25,531
Shares issued and cash in lieu of fractional shares related to stock split	(1,278)

Balance at end of period	3,005,090

Retained Earnings:
Balance at beginning of year	434,577
Net income	172,778
Dividends paid on common stock	(120,789)
Exercise of stock options	(77,029)

Balance at end of period	409,537

Treasury Stock:
Balance at beginning of year	(79,745)
Purchase of common stock (9,180,075 shares)	(272,877)
Shares issued in satisfaction of stock option exercises (3,543,099 shares)	107,645

Balance at end of period	(244,977)

Employee Stock Ownership Plan:
Balance at beginning of year	(15,950)
Earned portion of ESOP	647

Balance at end of period	(15,303)

SERP and Deferred Compensation Plans:
Balance at beginning of year	(3,113)
Earned portion of SERP	—

Balance at end of period	(3,113)

Recognition and Retention Plans:
Balance at beginning of year	(41)
Earned portion of RRPs	41

Balance at end of period	—

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(34,640)
Net unrealized depreciation in securities transferred from available for sale to held to maturity, net of tax	(29,320)
Net unrealized depreciation in securities available for sale, net of tax	(49,720)

Balance at end of period	(113,680)

Total stockholders’ equity	$3,040,288

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$172,778	$139,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,577	3,371
(Accretion of discounts) amortization of premiums, net	(43,877)	18,972
Net decrease (increase) in net deferred loan origination fees	2,028	(1,756)
Amortization of core deposit intangibles	5,720	3,000
Net securities losses (gains)	147,271	(17,066)
Net gain on sale of loans	(786)	(1,684)
Changes to stock plans, including related tax benefits	36,674	9,057
Allocated portion of ESOP	5,331	3,821
Changes in assets and liabilities:
Increase in goodwill, net	(33,872)	—
Decrease (increase) in deferred income taxes	2,659	(347)
Increase in other assets	(193,501)	(39,266)
(Decrease) increase in official checks outstanding	(47,303)	18,433
Increase (decrease) in other liabilities	1,792	(62,852)

Total adjustments	(111,287)	(66,317)

Net cash provided by operating activities	61,491	72,803

Cash Flows from Investing Activities:
Proceeds from repayments and redemptions of securities held to maturity and FHLB stock	992,986	39,978
Proceeds from repayments, redemptions, and sales of securities available for sale, net	6,740,030	2,735,355
Purchases of securities held to maturity and FHLB stock	(1,357,816)	(386,930)
Purchases of securities available for sale	(5,628,953)	(3,064,619)
Net increase in loans	(1,593,576)	(507,684)
Proceeds from sale of loans	215,889	149,045
Purchase or acquisition of premises and equipment, net	(5,786)	(2,153)

Net cash used in investing activities	(637,226)	(1,037,008)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	32,696	5,757
Net decrease in deposits	(312,823)	(156,195)
Net increase in borrowed funds	783,884	1,269,364
Cash dividends and stock options exercised	(197,818)	(77,002)
Treasury stock purchased, net of stock options exercised	(165,232)	(59,993)
Proceeds from shares issued in secondary offering, net	399,532	—
Cash in lieu of fractional shares related to stock split	(594)	(278)

Net cash provided by financing activities	539,645	981,653

Net (decrease) increase in cash and cash equivalents	(36,090)	17,448
Cash and cash equivalents at beginning of period	287,071	97,645

Cash and cash equivalents at end of period	$250,981	$115,093

Supplemental information:
Cash paid for:
Interest	$209,019	$106,038
Income taxes	96,119	92,813
Non-cash investing activities:
Transfer to other real estate owned from loans	$ 9,000	$—
Transfer of securities from available for sale to held to maturity, at fair value	961,607	—

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. Certain reclassifications have been made to prior-year financial statements to conform to the 2004 presentation. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

On October 31, 2003, the Company merged with Roslyn Bancorp, Inc. (“Roslyn”) in a purchase transaction, resulting in the exchange of 0.75 Company common shares for each share of Roslyn common stock held at the merger date. At the same time, Roslyn Savings Bank merged with and into the Bank. The Company’s three- and six-month 2004 earnings therefore reflect three and six months of combined operations.

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

The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as special purpose entities (“SPEs”), through arrangements that do not involve voting interests. SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets. SPEs may be organized as trusts, partnerships, or corporations and are typically set up for a single, discrete purpose. SPEs are not operating entities and usually have no employees and a limited life.

There are two different accounting frameworks applicable to SPEs, depending on the nature of the entity and the Company’s relation to that entity: the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125” and the variable interest entity (“VIE”) framework under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria. These criteria are designed to ensure that the activities of the SPE are essentially predetermined in their entirety at the inception of the vehicle and that the transferor cannot exercise control over the entity. Entities meeting these criteria are not consolidated by the transferors. When an SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46. A VIE is defined as an entity that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; has equity owners who are unable to make decisions; and/or has equity owners that do not absorb or receive the entity’s losses and returns. VIEs encompass vehicles traditionally viewed as SPEs and may also include other entities or legal structures, such as certain limited-purpose subsidiaries, trusts, or investment funds. FIN 46 requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. This party is considered the primary beneficiary of the entity. The determination of whether the Company meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives, and fee arrangements) with the entity. The foundation for this evaluation is an expected-loss calculation prescribed by FIN 46. It has been determined that the Company is not the primary beneficiary of its VIEs (statutory business trusts established in connection with the issuance of trust preferred securities) and, accordingly, the Company has deconsolidated those trusts in its unaudited consolidated financial statements.

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

Note 3. Stock-based Compensation

The Company had eight stock option plans at June 30, 2004 and five at June 30, 2003. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s net income and earnings per share would have equaled the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2004	2003(1)	2004	2003(1)
Net Income:
As reported	$42,755	$71,752	$172,778	$139,120
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	11,809	13,378	23,618	26,755

Pro forma	$30,946	$58,374	$149,160	$112,365

Basic Earnings Per Share:
As reported	$0.16	$0.41	$0.66	$0.78
Pro forma	$0.12	$0.33	$0.57	$0.63

Diluted Earnings Per Share:
As reported	$0.16	$0.40	$0.64	$0.76
Pro forma	$0.12	$0.32	$0.55	$0.62

(1)	Per-share amounts for the three and six months ended June 30, 2003 have been adjusted to reflect a 4-for-3 stock split on February 17, 2004.

Please see the discussion of “Accounting for Stock Options” set forth in Note 7 on page 9 of this filing.

Note 4. Available-for-Sale Securities

The following table sets forth the amortized cost and estimated market values of the Company’s available-for-sale securities at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
(in thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Securities Available for Sale:
Debt and equity securities:
United States Government agency obligations	$112	$148	$61,254	$61,038
Corporate bonds	87,953	84,543	131,387	126,882
State, county, and municipal	5,136	4,901	5,139	5,259
Other bonds	1,020	1,021	1,023	1,023
Capital trust notes	125,776	112,081	397,354	399,789
Equities	138,321	130,233	184,075	181,666

Total debt and equity securities available for sale	358,318	332,927	780,232	775,657

Mortgage-backed and –related securities:
Agency certificates	1,705,552	1,658,348	1,637,121	1,633,485
Agency collateralized mortgage obligations	671,491	641,591	2,935,518	2,889,518
Private label collateralized mortgage obligations	1,336,466	1,299,158	977,871	976,657
Other mortgage-backed securities	1,637	1,655	1,717	1,717

Total mortgage-backed and - related securities available for sale	3,715,146	3,600,752	5,552,227	5,501,377

Total securities available for sale	$4,073,464	$3,933,679	$6,332,459	$6,277,034

Note 5. Borrowed Funds

The following is a summary of the Company’s borrowed funds at June 30, 2004:

(in thousands)
FHLB-NY advances	$3,165,264
Repurchase agreements	6,758,914
Senior debt	202,184
Preferred stock of subsidiaries	162,000
Junior subordinated debentures	443,071

Total borrowed funds	$10,731,433

At June 30, 2004, the Company had $443.1 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts that issued guaranteed capital debentures (“capital securities”). The capital securities qualified as Tier 1 capital of the Company at quarter-end. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table presents a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of June 30, 2004.

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amounts Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(in thousands)
Haven Capital Trust I (2)	10.460%	$ 17,233	$ 16,459	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II (2)	10.250	21,221	20,438	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I (2)	11.045	9,698	9,389	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I (2)	10.600	14,456	13,992	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	5.610	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	5.134	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	5.470	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,209	182,704	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	4.760	64,220	62,271	March 20, 2002	April 1, 2032	April 1, 2007

		$443,071	$426,535

(1)	Excludes the effect of purchase accounting adjustments.

(2)	In the second quarter of 2003, the Company entered into four interest rate swap agreements related to these securities. Under these agreements, which were designated and accounted for as “fair value hedges” aggregating a notional value of $65.0 million, the Company receives a fixed interest rate of 10.51%, which is equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR.

Note 6. Pension and Other Post-retirement Benefits

The following tables set forth the disclosures required under SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company:

	For the Three Months Ended June 30,
	2004		2003
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Service cost	$—	$2	$146	$3
Interest cost	1,254	266	1,299	253
Expected return on plan assets	(1,973)	—	(1,773)	—
Curtailment charge	—	—	60	—
Amortization of unrecognized loss (gain)	214	7	387	(2)
Amortization of prior service liability	51	11	224	(39)

Net periodic (credit) expense	$(454)	$286	$343	$215

	For the Six Months Ended June 30,
	2004		2003
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Service cost	$—	$4	$294	$6
Interest cost	2,509	531	2,598	506
Expected return on plan assets	(3,947)	—	(3,546)	—
Curtailment charge	—	—	120	—
Amortization of unrecognized loss (gain)	429	15	774	(4)
Amortization of prior service liability	101	21	447	(78)

Net periodic (credit) expense	$(908)	$571	$687	$430

As discussed in the notes to the consolidated financial statements presented in the Company’s 2003 Annual Report to Shareholders, the Company expects to contribute approximately $100,000 to its pension plans in 2004.

Note 7. Impact of Accounting Pronouncements

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

The issuance of SFAS No. 150 and FIN 46 has also resulted in the Federal Reserve Board announcing potential future reconsideration of how trust preferred securities are treated as elements of regulatory capital.

Accounting for Stock Options

In March 2004, the FASB published an Exposure Draft, “Share-based Payment, an Amendment of FASB Statement Nos. 123 and 95.” The Exposure Draft proposes changes in accounting that would replace existing requirements under SFAS No. 123 and APB Opinion No 25. Under the proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements.

Accounting for Loan Commitments

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB No. 105 clarifies certain provisions of SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amended portions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for periods following March 31, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. The adoption of these provisions of SFAS No. 149 on April 1, 2004, did not have any impact on the Company’s consolidated financial statements, as the Company has determined that the loan commitments relating to the origination of mortgage loans held for sale outstanding as of June 30, 2004 do not constitute a derivative instrument and therefore do not fall under the scope of SFAS No.149. As such loans are originated on a conduit basis (for which a flat fee is received from the third-party originator), they do not carry any inherent interest rate risk.

Deconsolidation of Trust Subsidiaries

In accordance with FIN 46R, the Company deconsolidated all of its trust subsidiaries on January 1, 2004, resulting in the Company recording, on a stand-alone basis, a liability to these trusts totaling $16.5 million under “borrowed funds” on the consolidated statements of financial condition. Previously, the liability was recorded in borrowed funds on the basis of the amount owed by the trust subsidiary. The impact of FIN 46R is further discussed in Notes 2 and 5 of this filing. The adoption of FIN 46R also resulted in the recording of the stand-alone Company’s investment in these trusts as an “other asset” in the consolidated statements of financial condition, equal to the aforementioned $16.5 million in borrowed funds, at June 30, 2004. The prior-period consolidated financial statements are not retroactively adjusted for this pronouncement.

The Company’s existing interest rate swap agreements, which were designated and accounted for as “fair value hedges,” were also impacted by the adoption of FIN 46R. The notional amount of the four interest rate swap agreements totaled $65.0 million at June 30, 2004 and equaled the amount of the fixed-rate capital securities issued by the same four trust subsidiaries. The interest rate swap agreements, which convert fixed-rate instruments to variable-rate, have been redesignated to hedge the $65.0 million of the Company’s fixed-rate junior subordinated debentures to four of its trust subsidiaries. The maturity dates, call features, and other critical terms of the “fair value hedges” match the terms of the junior subordinated debentures issued by the Company to each trust subsidiary.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the FASB issued FASB Staff Position (“FSP”) SFAS 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”),” which supersedes FSP SFAS 106-1 of the same name. As permitted under FSP SFAS 106-2, the Company has elected to defer accounting for certain of the effects of the Act. The Company is currently reviewing the Act and the potential impact on its net periodic post-retirement benefit cost. Accordingly, the accumulated post-retirement benefit obligation and net periodic benefit costs related to the Company’s post-retirement plans do not reflect the effects of the Act. Once final determination is made, previously reported information may be subject to change.

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

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effects of its plans or strategies, including the recent deleveraging of the balance sheet and the extension of liabilities, is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

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

Critical Accounting Policies

The Company has identified the accounting policies below as critical to understanding the Company’s results of operations. Certain accounting policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company’s consolidated financial statements to these critical accounting policies and the judgments, estimates, and assumptions used therein could have a material impact on the Company’s results of operations or financial condition.

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

Investment Securities

The Company’s portfolio of available-for-sale securities is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The market values of the Company’s securities, particularly fixed-rate mortgage-backed and -related securities, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. There were no securities write-downs during the six months ended June 30, 2004.

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

For the purpose of goodwill impairment testing, the Company has identified one reporting unit. The Company performed its annual goodwill impairment test in June 2004 as of January 1, 2004, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of the Company’s common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment.

The Company retested its goodwill for impairment in July 2004 as of June 30, 2004 and determined that the fair value of the reporting unit continued to be in excess of its carrying value, using the quoted market price of the Company’s common stock on the impairment test date as the basis for determining fair value. As of that date, there was no indication of goodwill impairment.

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

Overview

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Bank”) and the fifth largest thrift in the nation, based on total assets at June 30, 2004. Unless otherwise stated, all references to share and per-share amounts in this filing have been adjusted to reflect a 4-for-3 stock split on February 17, 2004.

The Bank currently serves its customers through a network of 142 banking offices in New York City, Long Island, Westchester County, and New Jersey. Of these, 88 are traditional branches, 52 are located in-store, and two are customer service centers. The number of traditional branches includes a de novo branch in Mineola, New York that opened on July 12, 2004.

The Bank operates its branch network through seven community-based divisions, each of which represents the Bank in a specific county or community. In New York, the Bank operates through five divisions: Queens County Savings Bank, with 33 branches located in Queens; Roslyn Savings Bank, with 62 locations on Long Island and one in the Bronx; Richmond County Savings Bank, with 23 locations on Staten Island; Roosevelt Savings Bank, with nine branches located in Brooklyn; and CFS Bank, with four branches located in Westchester County and one each in Manhattan and the Bronx. In New Jersey, the Bank operates through two divisions: First Savings Bank of New Jersey, with four branches located in Bayonne (Hudson County); and Ironbound Bank, with five branches in Essex and Union counties.

In addition to operating the largest supermarket banking franchise in the New York Metro region, the Bank ranks among the region’s leading producers of multi-family mortgage loans. The majority of the Company’s multi-family loans are made on rent-controlled and rent-stabilized buildings in the five boroughs of New York City.

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

The number of shares outstanding at June 30, 2004 was 264,493,040, reflecting the 4-for-3 stock split on February 17, 2004; an offering of 13.5 million shares of the Company’s common stock completed on January 30, 2004; and the repurchase of 9,180,075 shares in the first six months of the year. Included in the latter number of shares were 3,215,534 shares repurchased under the Board of Directors’ five million-share repurchase authorization on April 20, 2004.

On May 9, 2004, the Company announced that its Board of Directors had authorized the Company’s management team to engage Bear Stearns & Co., Inc., Citigroup Global Markets, Inc., and Sandler O’Neill & Partners, L.P. to assist the Company in undertaking a review of its strategic alternatives, including remaining independent. Pursuant to said review, the Company announced on July 1st that it had repositioned the balance sheet by selling $5.1 billion of securities with an average yield of 4.62% and an expected weighted average life of six years, and by utilizing the proceeds to pay down $5.1 billion of borrowings. The sale of securities resulted in an after-tax loss (the “repositioning charge”) of $94.9 million, or $0.35 per diluted share. As a result of the repositioning of the balance sheet, collateralized wholesale borrowings were reduced to $9.9 billion at June 30, 2004, representing 41.2% of total assets at that date. The Company also extended $2.4 billion of short-term borrowings to an average maturity of three years, with an average cost of 3.32%. In addition, the Company transferred securities with a book value of $1.0 billion from securities “available for sale” to securities “held to maturity.” These securities had a net unrealized loss of $29.3 million, net of tax, on the date of transfer. Please see “Asset and Liability Management and the Management of Interest Rate Risk” beginning on page 22 of this filing for a further discussion of the repositioning of the balance sheet, as well as the discussions of securities and sources of funds on pages 20 through 22.

In connection with the balance sheet repositioning, the Company has improved its interest rate risk profile, and expects to generate future earnings on the basis of its fundamental business model: originating multi-family loans, maintaining high credit standards, and operating a highly efficient and profitable branch network.

Reflecting the balance sheet repositioning, as well as a record volume of loan originations, the Company had total assets of $24.1 billion at June 30, 2004, up $646.4 million, or 2.8%, from the balance recorded at December 31, 2003. Loans, net, represented $11.8 billion, or 49.0%, of total assets at the close of the second quarter, and were up $1.4 billion, or 13.2%, from the 2003 year-end amount. In the first six months of 2004, the Company originated loans of $3.2 billion, including $2.2 billion of multi-family loans. At June 30, 2004, multi-family loans represented $8.5 billion, or 71.9%, of total loans outstanding, signifying an increase of $1.2 billion, or 15.8%, from the balance at year-end 2003. The increase in loans was offset by a decrease in investment securities, reflecting the repositioning of the balance sheet. At June 30, 2004, securities totaled $8.5 billion, down $1.0 billion, or 10.9%, from the December 31, 2003 balance and down $3.6 billion, or 30.2%, from the balance recorded at March 31, 2004. Included in the June 30, 2004 amount were $3.9 billion of securities available for sale and $4.5 billion of securities held to maturity.

On the liability side of the balance sheet, core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing deposits) rose $209.4 million, or 3.5%, to $6.2 billion, offset by a $522.2 million, or 12.0%, decline in certificates of deposit (“CDs”) to $3.8 billion. The net effect was a $312.8 million, or 3.0%, decline in total deposits to $10.0 billion from the balance recorded at December 31, 2003. Borrowed funds totaled $10.7 billion at June 30, 2004, up $800.4 million, or 8.1%, from the year-end 2003 balance, but down $1.9 billion, or 15.4%, from the balance recorded at March 31, 2004. While Wall Street brokerage firm and Federal Home Loan Bank of New York (“FHLB-NY”) repurchase agreements and FHLB-NY advances (collectively, “wholesale borrowings”) represented a significant funding source in previous quarters, the Company has de-emphasized its leveraged growth strategy in connection with the repositioning of the balance sheet. In the quarters ahead, management expects to rely primarily on an inflow of deposits and the cash flows produced by principal repayments of investment securities and loans to fund its interest-earning asset growth. Cash flows are expected to be deployed into mortgage loan production, primarily within the Company’s multi-family niche.

Stockholders’ equity totaled $3.0 billion at June 30, 2004, signifying a $171.6 million, or 6.0%, increase from the balance recorded at year-end 2003. Excluding goodwill of $2.0 billion and core deposit intangibles (“CDI”) of $93.3 million stemming from its merger transactions, the Company had tangible stockholders’ equity of $994.8 million at June 30, 2004. The latter amount was up $143.5 million from the year-end 2003 level and equivalent to 4.51% of tangible assets and a tangible book value of $3.83 per share, based on 259,630,289 shares. The increase in tangible stockholders’ equity reflects six-month 2004 net income of $172.8 million; additional cash contributions to tangible stockholders’ equity totaling $38.9 million; and the issuance of 13.5 million shares in the follow-on offering of the Company’s common stock on January 30, 2004, which netted proceeds of $399.5 million. Of the net proceeds generated in the follow-on offering, $300.0 million were contributed to the Bank, which used the funds for various purposes, including loan production and securities purchases. The remaining proceeds were primarily used by the Company for the payment of dividends, share repurchases, and the purchase of short-term money market investments.

These contributing factors were partly offset by an increase in the unrealized loss on available-for-sale securities from $34.6 million at December 31, 2003 to $84.4 million, in addition to the aforementioned unrealized loss of $29.3 million on transferred securities at June 30, 2004.

During the first six months of 2004, the Company utilized its stockholders’ equity to distribute dividends totaling $120.8 million and to repurchase 9,180,075 shares of its common stock for a total of $272.9 million.

The Company recorded six-month 2004 net income of $172.8 million, up 24.2% from $139.1 million in the first six months of 2003. The 2004 amount was equivalent to $0.64 on a diluted per share basis, representing a 15.8% decline from $0.76 in the year-earlier six-month period. The reduction reflects the impact of the repositioning charge in the second quarter, which amounted to $94.9 million, or $0.35 per diluted share, after-tax. Excluding the repositioning charge, the Company’s net income for the first six months of 2004 would have equaled $267.7 million or $0.99 per diluted share.

Recent Events

Dividend Payment

On July 1, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share, payable on August 17, 2004 to shareholders of record at August 5, 2004.

Financial Condition

The Company recorded total assets of $24.1 billion at June 30, 2004, signifying a $646.4 million, or 2.8%, increase from the balance recorded at December 31, 2003. While the Company produced a record volume of loans over the six-month period, the increase in loans was tempered by the aforementioned sale of securities in the second quarter of the year.

Loans, net, totaled $11.8 billion at June 30, 2004, up $1.4 billion, or 13.2%, from the balance recorded at December 31, 2003. Included in the June 30 amount were mortgage loans totaling $11.7 billion, representing 48.7% of total assets, up $1.6 billion, or 15.2%, from the balance recorded at year-end 2003. The latter increase reflects year-to-date mortgage originations totaling $3.1 billion, net of principal repayments totaling $1.6 billion. Loan growth was largely driven by an increase in loans secured by multi-family buildings and commercial real estate properties, and to a lesser extent by an increase in construction loans.

The production of multi-family loans continued to be the Company’s primary focus during the first six months of 2004. Multi-family loans represented $2.2 billion, or 69.9%, of year-to-date loan originations and $8.5 billion, or 72.7%, of mortgage loans outstanding at June 30, 2004. The second quarter-end balance was up $1.2 billion, or 15.8%, from the year-end 2003 balance, equivalent to an annualized growth rate of 31.7%. Commercial real estate loans rose $414.3 million, or 28.7%, to $1.9 billion, and construction loans rose $111.7 million, or 17.4%, to $755.3 million from December 31, 2003 to June 30, 2004.

The Company also maintained its policy of originating one-to-four family mortgage loans and consumer loans on a conduit basis, and selling such loans to a third party within ten business days of the loans being closed. Reflecting this policy, and a high level of repayments, the balance of one-to-four family loans declined $136.6 million, or 18.7%, to $594.4 million, representing 5.1% of mortgage loans outstanding at June 30, 2004.

The balance of other loans declined $177.1 million, or 56.8%, to $134.5 million at the close of the second quarter, reflecting the Company’s conduit policy and the first quarter 2004 sale of $129.9 million of home equity loans that had been acquired in the Roslyn merger.

The second quarter of 2004 was the Company’s 39th consecutive quarter without any net charge-offs against the allowance for loan losses. In addition, the balance of non-performing loans declined to $22.5 million, representing 0.19% of loans, net, at June 30, 2004, from $34.3 million, representing 0.33% of loans, net, at December 31, 2003. The decline in non-performing loans reflects one large commercial credit acquired in the Roslyn merger that was foreclosed upon and transferred to “other real estate owned” during the second quarter of the year (see the “Asset Quality” section of this report for a further discussion). Non-performing assets totaled $33.7 million, representing 0.14% of total assets, at the close of the current second quarter, an improvement from $34.4 million, representing 0.15% of total assets, at December 31, 2003. The reduction in non-performing loans was offset by an increase in foreclosed real estate to $11.2 million from $92,000, reflecting the transfer of the large commercial credit.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $78.3 million, equivalent to 348.62% of non-performing loans and 0.66% of loans, net, at June 30, 2004.

The Company continued to capitalize on the steepness of the yield curve in the first six months of 2004, investing borrowed funds into securities with attractive yields and limited extension risk. In connection with the repositioning of the balance sheet, the Company has shifted its emphasis away from this leveraged growth strategy, as reflected in the $1.0 billion net decrease in total securities to $8.5 billion at June 30, 2004 from the balance recorded at December 31, 2003. During this time, securities available for sale declined $2.3 billion, or 37.3%, to $3.9 billion, while securities held to maturity rose $1.3 billion, or 40.6%, to $4.5 billion. The rise in securities held to maturity includes $1.0 billion of investment securities that were transferred from available for sale to held to maturity and that had a net unrealized depreciation, net of tax, of $29.3 million at the time the transfer took place.

The reduction in available-for-sale securities reflects a $1.9 billion, or 34.5%, decline in the balance of mortgage-backed and

-related securities to $3.6 billion, and a $442.7 million, or 57.1%, decline in the balance of debt and equity securities to $332.9 million. The increase in held-to-maturity securities reflects a $765.2 million, or 64.6%, rise in debt and equity securities to $1.9 billion and a $541.9 million, or 26.6%, rise in mortgage-backed and -related securities to $2.6 billion.

Other assets totaled $844.5 million at June 30, 2004, up $210.0 million, or 33.1%, from the total at December 31, 2003. Included in the second quarter-end amount was the Company’s investment in Bank-owned Life Insurance (“BOLI”), which rose $109.8 million to $484.8 million, primarily reflecting an additional purchase of $100.0 million and an increase in the cash surrender value of the policies in the current six-month period.

Goodwill totaled $2.0 billion at the close of the second quarter, and included an $11.5 million charge stemming from the sale of securities acquired in the Roslyn merger in connection with the second quarter 2004 balance sheet repositioning.

In connection with the repositioning of the balance sheet, the Company used the proceeds from the sale of $5.1 billion in securities to reduce the Company’s balance of wholesale borrowings. At June 30, 2004, wholesale borrowings totaled $9.9 billion, as compared to $11.9 billion and $9.1 billion, respectively, at March 31, 2004 and December 31, 2003. The six-month increase in wholesale borrowings reflects a $779.4 million rise in FHLB-NY advances to $3.2 billion, coupled with an $8.7 million rise in repurchase agreements to $6.8 billion.

Total borrowed funds amounted to $10.7 billion at June 30, 2004, up $800.4 million from the December 31, 2003 balance, but down $1.9 billion from the balance at March 31, 2004. In addition to wholesale borrowings, the June 30, 2004 total reflects other borrowings in the amount of $364.2 million, down $430.8 million from the balance recorded at year-end. The reduction in other borrowings was primarily due to the deconsolidation of the Company’s wholly-owned subsidiary trusts in the first quarter of 2004, in accordance with the requirements of FIN 46 and its revision, FIN 46R. The trusts were formed to issue mandatorily redeemable preferred securities (“trust preferred securities”) and totaled $590.1 million at December 31, 2003. The deconsolidation resulted in the Company recording preferred stock of subsidiaries totaling $162.0 million and junior subordinated debentures totaling $443.1 million at June 30, 2004. For a further discussion of FIN 46 and 46R, please see Note 5 on page 7 of this filing.

The Company also realized an increase in core deposits during the current six-month period, reflecting an increase in NOW and money market and non-interest-bearing accounts since year-end 2003. Core deposits totaled $6.2 billion and $6.0 billion, respectively, at June 30, 2004 and December 31, 2003, representing 61.7% and 57.8% of total deposits at the corresponding dates. While core deposits continued to rise in volume and concentration, CDs continued to decline during this time. CDs represented $3.8 billion, or 38.3%, of total deposits at the close of the current second quarter, as compared to $4.4 billion, representing 42.2% of total deposits, at year-end 2003.

The shift from CDs to core deposits has been a steady transition, and indicative of management’s emphasis on attracting lower cost funding and the unwillingness of many customers to commit their savings to long-term accounts during a period of historically low market interest rates. The Company initiated a campaign to attract new deposits toward the end of the second quarter and expects to see the results thereof in the quarters ahead. It is management’s expectation that the balance of CDs will start to grow in the coming quarters as its campaign to attract new deposits results in a rise in both core and CD accounts.

Stockholders’ equity totaled $3.0 billion at June 30, 2004, equivalent to a book value of $11.71 per share, based on 259,630,289 shares. At December 31, 2003, stockholders’ equity was $171.6 million lower, and equivalent to a book value of $11.40 per share, based on 251,580,425 shares. The increase in stockholders’ equity reflects year-to-date net income of $172.8 million, additional net contributions to stockholders’ equity totaling $72.0 million, and proceeds of $399.5 million from the follow-on offering on January 30, 2004. These contributing factors were partly offset by dividend distributions totaling $120.8 million and the allocation of $272.9 million toward the repurchase of 9,180,075 shares of the Company’s common stock in the first six months of the year. In addition, the Company recorded a $79.0 million increase in the accumulated other comprehensive loss on securities in connection with the balance sheet repositioning at June 30, 2004.

The Company continued to exceed the minimum federal requirements for leverage, Tier 1, and total risk-based capital at the close of the second quarter, with leverage capital equal to 6.52% of adjusted average assets, and Tier 1 and total risk-based capital equal to 14.65% and 16.45% of risk-weighted assets, respectively. The respective minimum federal requirements are 5.00%, 6.00%, and 10.00%.

Mortgage and Other Loans

The Company produced a record volume of loans in the six months ended June 30, 2004, thus underscoring the strength of its lending capacity. Originations totaled $3.2 billion during this time, signifying a 105.8% increase from $1.5 billion in the first six months of 2003. Included in the year-to-date 2004 amount were mortgage loans totaling $3.1 billion and other loans totaling $37.4 million. Reflecting the volume of loans produced, and the offsetting impact of repayments, mortgage loans outstanding rose 15.3% to $11.7 billion at June 30, 2004 from $10.2 billion at December 31, 2003.

The Company’s principal asset consists of multi-family loans on rent-controlled and rent-stabilized buildings, primarily located in Manhattan, Queens, and Brooklyn, three of the five boroughs of New York City. Consistent with management’s emphasis on this type of lending, multi-family loans accounted for $1.5 billion, or 71.9%, of second quarter 2004 loan originations and for $2.2 billion, or 69.9%, of loans originated in the first half of the year. In addition, the loan pipeline at July 20, 2004 amounted to $1.3 billion, with multi-family loans representing approximately 70% of that amount. While the Company expects to close such loans by the end of the year, its ability to do so may be impacted by such factors as a change in market interest rates, a change in economic conditions, or an increase in competition from other thrifts and banks.

While the high volume of multi-family originations was partly offset by repayments totaling $1.1 billion, the net growth achieved in the first six months of the year was equivalent to an annualized growth rate of 31.7%. At June 30, 2004, multi-family loans totaled $8.5 billion, representing 71.9% of total loans outstanding, up $1.2 billion, or 15.8%, from the balance recorded at December 31, 2003. The average multi-family loan had a principal balance of $2.7 million and a loan-to-value ratio of 59.0% at June 30, 2004.

The Company’s multi-family loans generally feature a fixed rate of interest for the first five years of the loan and a rate that adjusts annually over a subsequent five-year period. However, as multi-family lending is largely a refinancing business, the typical multi-family loan refinances within the first five years. Accordingly, the expected weighted average life of the Company’s multi-family loan portfolio was 3.8 years at June 30, 2004, thus providing a significant natural hedge against rising interest rates.

The commercial real estate loan portfolio totaled $1.9 billion at June 30, 2004, up $414.3 million, or 28.7%, from the balance recorded at December 31, 2003. The Company originated $569.2 million of such loans in the first six months of the year, including $402.5 million in the second quarter, representing 18.0% and 19.2%, respectively, of total originations during the six and three months ended June 30, 2004. The average loan in the commercial real estate portfolio had a principal balance of $1.7 million and a 57.7% loan-to-value ratio at the close of the second quarter. The expected weighted average life of the portfolio was 4.5 years at that date.

The construction loan portfolio totaled $755.3 million at June 30, 2004, and was up $111.7 million, or 17.4%, from the balance recorded at December 31, 2003. Originations of construction loans accounted for $260.1 million, or 8.2% of total year-to-date originations and $115.9 million, or 5.5%, of originations in the second quarter of the year. The average loan in the construction loan portfolio had a principal balance of $2.2 million and a loan-to-value ratio of 52.0%. The increase in construction loans reflects the addition of Roslyn’s expertise in residential subdivision construction lending, the benefit of which is also reflected in the joint venture income produced through this lending niche. Construction loans are originated for terms of 18 to 24 months, with a floating rate of interest that is tied to various economic indices. The loans have a strong credit history, with no losses having been recorded in more than a decade, and generate fee income in the form of points up front and, occasionally, over the life of the loan.

The one-to-four family loan portfolio decreased $136.6 million, or 18.7%, during the first half of 2004 to $594.4 million, reflecting the high volume of prepayments and the Company’s policy of selling the one-to-four family loans it originates to a third-party conduit within ten days of the loans being closed.

Other loans declined $177.1 million, or 56.8%, from the balance recorded at December 31, 2003 to $134.5 million at June 30, 2004. The reduction was primarily due to the first quarter 2004 sale of home equity loans totaling $129.9 million that were acquired in the Roslyn merger, and the continuation of the Company’s conduit policy. Reflecting the Company’s practice of originating one-to-four family and other loans for sale to a third party within ten days of closing, the balance of other loans at June 30, 2004 and December 31, 2003 included $6.2 million and $7.6 million of loans held for sale, respectively.

Asset Quality

Asset quality was largely upheld in the current second quarter, with no net charge-offs being recorded against the allowance for loan losses, consistent with the Company’s experience since the fourth quarter of 1994. In addition, the balance of non-performing loans improved to $22.5 million at June 30, 2004 from $34.3 million at December 31, 2003. Non-performing loans represented 0.19% and 0.33% of loans, net, at the respective dates. Included in non-performing loans at June 30, 2004 were non-accrual mortgage loans totaling $19.5 million and other non-accrual loans totaling $3.0 million.

A loan is generally classified as a “non-accrual” loan when it is 90 days past due and management has determined that the collectibility of the loan is doubtful. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and the Bank has reasonable assurance that the loan will be fully collectible.

During the second quarter, the Company acquired title to two assisted living facilities in the New York Metro region in connection with the foreclosure of a large commercial credit secured by the facilities. The credit, which had a book value of $9.0 million, was acquired in the Roslyn merger and had been reserved for by Roslyn over two years before. In connection with the acquisition of the facilities from the borrower’s estate in a bankruptcy proceeding, the Company incurred approximately $2.0 million in costs relating to the borrowers’ accounts payable, which had accrued over the course of its bankruptcy, and the transaction closing. The resultant $11.0 million was added to “other real estate owned,” which is included in “other assets” on the consolidated statement of condition at June 30, 2004.

Expenses in excess of revenues from the ongoing operations of the foregoing facilities are included in “other expenses” in the consolidated statements of income and amounted to $210,000 for the six months ended June 30, 2004. The property is under contract for sale to an unrelated third party. The Company does not expect to realize a loss on this loan when the sale is consummated in the third quarter of this year.

Reflecting the transfer of the $11.0 million commercial property to “other real estate owned,” non-performing assets totaled $33.7 million at June 30, 2004, and represented 0.14% of total assets. At December 31, 2003, non-performing assets totaled $34.4 million, representing 0.15% of total assets at that date. The June 30, 2004 and December 31, 2003 amounts included other real estate owned of $11.2 million and $92,000, respectively.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $78.3 million, representing 348.62% of non-performing loans and 0.66% of loans, net, at June 30, 2004. At December 31, 2003, the same allowance represented 228.01% of non-performing loans and 0.75% of loans, net. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

For more information regarding asset quality and the loan loss allowance, see the discussion of the allowance for loan losses beginning on page 11 and the discussion of the provision for loan losses on page 32.

Asset Quality Analysis

	At or For the Six Months Ended June 30, 2004	At or For the Year Ended December 31, 2003
(dollars in thousands)	(unaudited)
Allowance for Loan Losses:
Balance at beginning of period	$78,293	$78,293
Provision for loan losses	—	—

Balance at end of period	$78,293	$78,293

Non-performing Assets at Period-end:
Non-accrual mortgage loans	$19,504	$32,344
Other non-accrual loans	2,954	1,994

Total non-performing loans	22,458	34,338
Other real estate owned	11,225	92

Total non-performing assets	$33,683	$34,430

Ratios:
Non-performing loans to loans, net	0.19%	0.33%
Non-performing assets to total assets	0.14	0.15
Allowance for loan losses to non-performing loans	348.62	228.01
Allowance for loan losses to loans, net	0.66	0.75

Investment Securities

On July 1, 2004, the Company announced its decision to deleverage the balance sheet and to fund the growth of its interest-earning assets primarily through deposit accumulation and cash flows from the securities portfolio. In connection with its decision to deleverage, the Company sold $5.1 billion of securities during the current second quarter, reducing the total securities portfolio to $8.5 billion at June 30, 2004. This amount represented a $3.7 billion net decline from the March 31, 2004 balance and a $1.0 billion net decline from the balance recorded at December 31, 2003. Available-for-sale securities totaled $3.9 billion at June 30, 2004, down $4.4 billion and $2.3 billion, respectively, from the March 31, 2004 and December 31, 2003 levels. Held-to-maturity securities totaled $4.5 billion, up $703.2 million and $1.3 billion, respectively, from the levels recorded at the corresponding dates.

Mortgage-backed securities represented $3.6 billion, or 91.5%, of available-for-sale securities at the close of the current second quarter, as compared to $7.5 billion and $5.5 billion at March 31, 2004 and December 31, 2003, respectively. The remainder of the available-for-sale portfolio at June 30, 2004 consisted of debt and equity securities totaling $332.9 million. Included in the latter amount were preferred stock totaling $98.6 million, corporate bonds totaling $84.5 million, and capital trust notes totaling $112.1 million, down $23.7 million, $42.3 million, and $287.7 million, respectively, from the-year-end 2003 amounts.

At June 30, 2004, mortgage-backed securities represented $2.6 billion, or 57.0%, of total held-to-maturity securities, while debt and equity securities represented the remaining $1.9 billion, or 43.0%. U.S. Government agency obligations represented $1.4 billion, or 70.5%, of debt and equity securities held to maturity, signifying a $720.7 million, or 110.3%, increase from the balance recorded at December 31, 2003. The remainder of the Company’s held-to-maturity debt and equity securities at June 30, 2004 consisted primarily of corporate bonds totaling $251.3 million and capital trust notes totaling $308.5 million.

The market value of mortgage-backed and -related securities held to maturity at June 30, 2004 was $2.4 billion, representing 94.6% of the carrying value of such securities at that date. At the same time, the market value of debt and equity securities held to maturity was $1.9 billion, representing 99.3% of the carrying value.

At June 30, 2004, the Company also had stock in the FHLB-NY totaling $224.6 million, as compared to $170.9 million at year-end 2003. The amount of FHLB-NY stock held is a function of the Company’s utilization of FHLB-NY borrowings, which totaled $3.2 billion at June 30, 2004.

Securities sales, repayments, and redemptions generated cash flows of $7.7 billion during the first six months of 2004; during this time, the Company purchased $7.0 billion of investment securities.

The balance of investment securities is expected to decline over the next several quarters as the Company re-deploys the cash flows from its securities portfolios into the origination of multi-family, commercial real estate, and construction loans.

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

The Bank has several funding sources, including the deposits it gathers through its network of 142 banking offices. In recent years, collateralized wholesale borrowings have been a significant source of funding, in connection with the Company’s leveraged growth strategy. The Company had been increasing its use of FHLB-NY advances and repurchase agreements, and investing such funds in mortgage-backed and –related securities at favorable spreads. In June of this year, the Company shifted away from this practice, and utilized the proceeds from the sale of securities previously mentioned to pay down $5.1 billion of such collateralized wholesale borrowings.

Collateralized wholesale borrowings thus totaled $9.9 billion at June 30, 2004, up $788.1 million from the balance recorded at December 31, 2003, but down $1.9 billion from the balance recorded at March 31, 2004. The six-month increase reflects a $799.4 million rise in FHLB-NY advances to $3.2 billion and an $8.7 million rise in repurchase agreements to $6.8 billion. The three-month reduction was the net effect of a $2.6 billion decline in repurchase agreements and a $634.6 million increase in FHLB-NY advances. Of the repurchase agreements recorded at June 30, 2004, $5.3 billion, or 78.8%, were with Wall Street brokerage firms and $1.5 billion, or 21.2%, were with the FHLB-NY.

The Company’s line of credit with the FHLB-NY is collateralized by FHLB-NY stock and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings.

In addition to wholesale borrowings, the Company has borrowed funds in the form of junior subordinated debentures and other borrowings consisting of senior debt and REIT-preferred securities. At June 30, 2004, junior subordinated debentures totaled $443.1 million and other borrowings totaled $364.2 million.

Reflected in junior subordinated debentures at June 30, 2004 are four interest rate swap agreements into which the Company entered in the second quarter of 2003. The agreements effectively converted four of the Company’s junior subordinated debentures from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the junior subordinated debentures. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At June 30, 2004, a $4.7 million liability, representing the fair value of the interest rate swap agreements, was recorded in “other liabilities.” An offsetting adjustment was made to the carrying amount of the junior subordinated debentures to recognize the change in their fair value.

With the leveraged growth strategy now de-emphasized, the Company expects to rely on the cash flows from principal repayments on mortgage-backed and –related securities and loans and an increase in deposits to fund its interest-earning asset growth. Cash flows and deposits are expected to be deployed into mortgage loan production, primarily within the Company’s multi-family niche.

At June 30, 2004, the Company had core deposits of $6.2 billion, representing 61.7% of total deposits, an increase from $6.0 billion, representing 57.8% of total deposits, at December 31, 2003. The increase in core deposits was fueled by a $293.8 million, or 12.8%, rise in NOW and money market accounts to $2.6 billion and a $16.9 million, or 2.3%, rise in non-interest-bearing accounts to $737.1 million. These increases served to offset a $101.4 million, or 3.4%, decline in savings accounts to $2.8 billion.

The increase in core deposits was partly offset by a simultaneous decline in CDs to $3.8 billion, representing 38.3% of total deposits, from $4.4 billion, representing 42.2% of total deposits, at December 31, 2003. The 12.0% reduction in CDs was consistent with management’s practice of allowing the run-off of higher cost “hot money” deposits, and transitioning customers, when appropriate, into revenue-producing annuities and mutual funds sold by the Bank. The net effect of the decline in CDs and the rise in core deposits was a $312.8 million decline in total deposits to $10.0 billion at June 30, 2004. The Company initiated a campaign to attract new deposits toward the end of the second quarter and expects to see an increase in both CDs and core deposits in the quarters ahead.

In the first six months of 2004, significant funding also stemmed from the cash flows generated by the high volume of loan repayments and from the sale, repayment, and redemption of securities. Cash flows from loan repayments totaled $1.6 billion in the current year-to-date period, while cash flows from securities totaled $7.7 billion during this time, including $5.1 billion from sales of securities during the second quarter of the year.

Reflecting management’s expectation that interest rates will rise 200 basis points over the next four quarters, it is currently anticipated that cash flows from securities will amount to $800 million in the second half of 2004 and $950 million in 2005.

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

The Company’s primary market risk lies in its exposure to interest rate volatility. In the second quarter of 2004, the value of the Company’s mortgage-backed and -related securities was negatively impacted by the sudden increase in interest rates on five- and ten-year notes and the expectation that short-term rates would be rising sooner than anticipated. To improve its interest rate risk profile at a time when interest rates were rising sooner, and more dramatically, than had been expected, the Company implemented the aforementioned balance sheet repositioning, which involved the sale of $5.1 billion of securities; the use of the proceeds to pay down $5.1 billion of collateralized wholesale borrowings; and the extension of $2.4 billion of short-term borrowings to a three-year maturity.

To manage its interest rate risk going forward, the Company is pursuing the following strategies: (1) continuing its emphasis on the origination and retention of multi-family and commercial real estate loans, which tend to refinance within three to five years; (2) continuing to originate one-to-four family and consumer loans on a conduit basis and to sell them without recourse; and (3) funding loan growth with an increase in deposits and with the cash flows produced by loans and by the remaining securities portfolio, which primarily consisted of mortgage-backed and -related securities.

The actual duration of mortgage loans and mortgage-backed and -related securities can be significantly impacted by changes in prepayment levels and market interest rates. Mortgage prepayments will vary due to a number of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments have been prevailing interest rates and the related mortgage refinancing opportunities.

Management is monitoring its interest rate sensitivity so that adjustments in the asset and liability mix can be made on a timely basis when deemed appropriate. To enhance its management of interest rate risk, the Company engaged in four interest rate swap transactions midway through the second quarter of 2003. Under the terms of the swap, the fixed interest rate on $65.0 million of the Company’s capital securities was converted to a variable rate, as further discussed under “Sources of Funds.” The Company does not currently participate in any other activities involving hedging or the use of off-balance sheet derivative financial instruments.

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

Reflecting the repositioning of the Company’s balance sheet, as discussed above and elsewhere in this filing, the Company’s one-year gap was a positive 0.20% at June 30, 2004, as compared to a negative 11.58% at March 31, 2004 and a negative 0.63% at December 31, 2003.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which, based on certain assumptions stemming from the Bank’s historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2004 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-backed and -related securities, prepayment rates were assumed to range up to 40% annually. Savings accounts were assumed to decay at a rate of 5% for the first five years and 15% for the years thereafter. NOW and money market accounts were assumed to decay at an annual rate of 20% and 50%, respectively.

Prepayment and deposit decay rates can have a significant impact on the Company’s estimated gap. While the Company believes its assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At June 30, 2004
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More than Five Years to 10 Years	More than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans, net (1)	$1,818,009	$2,016,163	$3,845,469	$3,682,480	$449,333	$42,904	$11,854,358
Mortgage-backed and –related securities(2) (3)	508,083	1,227,227	2,104,327	1,100,872	1,026,262	214,484	6,181,255
Debt and equity securities (2)	292,708	115,414	18,500	23,000	529,836	1,527,547	2,507,005
Money market investments	1,000	169	—	—	—	—	1,169

Total interest-earning assets	2,619,800	3,358,973	5,968,296	4,806,352	2,005,431	1,784,935	20,543,787

INTEREST-BEARING LIABILITIES:
Savings accounts	35,571	106,713	263,582	237,883	1,224,928	977,014	2,845,691
NOW and Super NOW accounts	45,089	135,267	259,713	166,216	286,261	9,234	901,780
Money market accounts	84,612	253,837	487,367	311,915	537,187	17,329	1,692,247
Certificates of deposit	957,429	1,458,968	1,126,809	190,625	105,599	16	3,839,446
Borrowed funds	1,566,652	1,285,355	2,339,084	1,069,599	3,782,643	688,100	10,731,433

Total interest-bearing liabilities	2,689,353	3,240,140	4,476,555	1,976,238	5,936,618	1,691,693	20,010,597

Interest sensitivity gap per period (4)	$(69,553)	$118,833	$1,491,741	$2,830,114	$(3,931,187)	$93,242	$533,190

Cumulative interest sensitivity gap	$(69,553)	$49,280	$1,541,021	$4,371,135	$439,948	$533,190

Cumulative interest sensitivity gap as a percentage of total assets	(0.29)%	0.20%	6.40%	18.15%	1.83%	2.21%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	97.41	100.83	114.81	135.30	102.40	102.66

(1)	For purposes of the gap analysis, non-performing loans have been excluded.

(2)	Mortgage-backed and –related securities and debt and equity securities are shown at their respective carrying values.

(3)	Based on historical repayment experience.

(4)	The interest sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. At June 30, 2004, a 200-basis point increase in interest rates would have reduced the NPV approximately 12.54%, as compared to 14.46% at December 31, 2003. While the NPV Analysis provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income, and may very well differ from actual results.

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

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(2.44)%
- 100 over one year	0.03

(1)	In general, short and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at only half the increment.

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

Liquidity, Off- Balance Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

Liquidity is managed to ensure that cash flows are sufficient to support the Bank’s operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic loan and deposit demand.

As previously indicated, the Bank’s primary funding sources have been borrowed funds and deposits, with additional funding stemming from interest and principal payments on loans, securities, and mortgage-backed and -related securities, and the sale of securities and loans. While borrowed funds and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage and mortgage-backed securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

The principal investing activities of the Bank are the origination of mortgage loans (primarily secured by multi-family buildings) and, until recently, the purchase of mortgage-backed and -related and debt and equity securities. In the six months ended June 30, 2004, the net cash used in investing activities totaled $637.2 million, largely reflecting the purchase of securities available for sale totaling $5.6 billion, the purchase of securities held to maturity, including FHLB-NY stock, totaling $1.4 billion, and loan originations totaling $3.2 billion. These items were offset by proceeds from the redemption, repayment, and sale of securities totaling $7.7 billion and loan sales and repayments totaling $1.8 billion.

The Bank’s investing activities were funded by internal cash flows generated by its operating and financing activities. In the first six months of 2004, the net cash provided by operating activities totaled $61.5 million, while the net cash provided by financing activities totaled $539.6 million. The latter amount largely reflects an $800.4 million net increase in borrowings and $399.5 million of net proceeds generated by the aforementioned common stock offering, offset by a $312.8 million reduction in total deposits.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $251.0 million at June 30, 2004, as compared to $287.1 million at December 31, 2003. Additional liquidity stems from the Bank’s portfolio of securities available for sale, which totaled $3.9 billion at June 30, 2004, and from the Bank’s approved line of credit with the FHLB-NY, which amounted to $12.0 billion at the same date.

CDs due to mature in one year or less from June 30, 2004 totaled $2.4 billion; based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank’s branch offices. The Company’s ability to retain its deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, types of deposit products offered, and the competitiveness of its interest rates.

Off-Balance Sheet Arrangements and Contractual Commitments

At June 30, 2004, the Bank had outstanding mortgage loan commitments totaling $1.4 billion and no commitments to purchase securities. The Company continued to be obligated under numerous non-cancelable operating lease and license agreements, the amount of which was consistent with the amounts at December 31, 2003 and March 31, 2004. Similarly, at June 30, 2004, the Company had outstanding letters of credit of an amount that was consistent with the amounts recorded at the corresponding earlier dates.

Capital Position

The Company recorded stockholders’ equity of $3.0 billion at June 30, 2004, up $171.6 million from the level recorded at December 31, 2003. The second quarter-end amount was equivalent to 12.62% of total assets and a book value of $11.71 per share, based on 259,630,289 shares; the year-end 2003 amount was equivalent to 12.24% of total assets and a book value of $11.40 per share, based on 251,580,425 shares. The Company calculates book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of the period from the number of shares outstanding at the same date. At June 30, 2004, the number of unallocated ESOP shares was 4,862,751; at December 31, 2003, the number of unallocated ESOP shares was 5,068,648. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

Excluding goodwill and CDI, the Company recorded total tangible stockholders’ equity of $994.8 million, equivalent to 4.51% of total tangible assets and a tangible book value of $3.83 per share at June 30, 2004. At March 31, 2004, the Company recorded total tangible stockholders’ equity of $1.4 billion, equivalent to 5.55% of tangible assets and a tangible book value of $5.11 per share. The linked-quarter reduction reflects the loss on the sale of securities in the second quarter and the allocation of $203.4 million toward the repurchase of 7,035,071 shares during this period. At December 31, 2003, the Company recorded total tangible stockholders’ equity of

$851.3 million, equivalent to 3.97% of tangible assets and a $3.38 tangible book value per share. The six-month increase in tangible stockholders’ equity was fueled by year-to-date 2004 net income of $172.8 million, additional cash contributions to tangible stockholders’ equity of $38.9 million, and the $399.5 million of net proceeds generated by the Company’s follow-on common stock offering. These increases were tempered by a $49.7 million increase in the unrealized loss on available-for-sale securities and by the unrealized loss of $29.3 million on the securities transferred from available for sale to held to maturity. In addition, during the first six months of 2004, the Company allocated $120.8 million of its capital toward dividend distributions and $272.9 million toward the repurchase of 9,180,075 shares of its common stock. On April 20, 2004, the Board of Directors authorized an additional five million-share repurchase; under said authorization, 3,215,727 had been repurchased as of August 2, 2004. The Company repurchases shares, at the discretion of management, in the open market or through privately negotiated transactions.

At June 30, 2004, the Company’s capital levels significantly exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $1.7 billion, or 6.52% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $1.7 billion and $1.9 billion, respectively, representing 14.65% and 16.45% of risk-weighted assets. At December 31, 2003, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.5 billion, $1.5 billion, and $1.7 billion, respectively, representing 7.72% of adjusted average assets, 13.55% of risk-weighted assets, and 15.46% of risk-weighted assets, respectively.

In addition, as of June 30, 2004, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2004, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At June 30, 2004
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,691,490	6.52%	$1,691,490	14.65%	$1,898,783	16.45%
Regulatory capital requirement	1,297,434	5.00	692,546	6.00	1,154,243	10.00

Excess	$394,056	1.52%	$998,944	8.65%	$744,540	6.45%

Regulatory Capital Analysis (Bank Only)

	At June 30, 2004
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,915,115	7.42%	$1,915,115	16.57%	$1,993,408	17.25%
Regulatory capital requirement	1,032,868	4.00	462,173	4.00	924,346	8.00

Excess	$882,247	3.42%	$1,452,942	12.57%	$1,069,062	9.25%

It is currently management’s expectation that the Bank will continue to be well capitalized under the federal regulatory guidelines and that the Company will continue to exceed the minimum federal requirements for capital adequacy.

Comparison of the Three Months Ended June 30, 2004 and 2003

Earnings Summary

The Company generated second quarter 2004 net income of $42.8 million, or $0.16 per diluted share, as compared to $71.8 million, or $0.40 per diluted share, in the second quarter of 2003. The 2004 amount reflects the $94.9 million, or $0.35 per diluted share, after-tax charge on the sale of investment securities in connection with the aforementioned repositioning of the balance sheet.

Excluding the repositioning charge, the Company’s second quarter 2004 net income equaled $137.6 million, or $0.51 per diluted share, signifying a $65.9 million, or $0.11 per diluted share, increase from the year-earlier amount. This increase was attributable to a combination of factors, including the benefit of the Company’s merger with Roslyn on October 31, 2003; the record volume of loan originations; the leveraging of the proceeds from the Company’s first quarter 2004 follow-on offering; and the mark-to-market adjustments related to the assets and liabilities acquired in the Roslyn merger, which are being amortized or accreted to income/expense over their estimated weighted average remaining lives.

The Company recorded net interest income of $235.2 million in the current second quarter, up $126.9 million, or 117.1%, from the year-earlier amount. The increase was the net effect of a $166.9 million, or 102.8%, rise in interest income to $329.2 million and a $40.0 million, or 74.2%, rise in interest expense to $94.0 million. The growth in interest income was fueled by a $13.8 billion, or 127.7%, increase in the average balance of interest-earning assets to $24.6 billion, which significantly offset a 66-basis point decline in the average yield to 5.35%. The increase in interest expense was the net effect of a $14.0 billion, or 143.6%, rise in the average balance of interest-bearing liabilities to $23.7 billion and a 63-basis point reduction in the average cost of funds to 1.59%.

In addition to the record volume of loans produced and the addition of Roslyn’s interest-earning assets, the growth in second quarter 2004 net interest income reflects the Company’s use of low-cost core deposits and borrowings to fund its interest-earning asset growth. Reflecting the aforementioned increase in borrowed funds and the impact of the merger with Roslyn, the Company’s interest rate spread and net interest margin equaled 3.76% and 3.83%, respectively, in the current second quarter, as compared to 3.79% and 4.01%, respectively, in the year-earlier three months.

The Company also recorded a non-interest loss of $126.2 million in the current second quarter, as compared to non-interest income of $33.7 million in the second quarter of 2003. As compared to net securities gains of $10.6 million in the year-earlier quarter, the Company recorded a $157.2 million loss on the sale of securities in the second quarter of 2004 in connection with the aforementioned balance sheet repositioning. Excluding the respective losses and gains, the Company’s second quarter 2004 non-interest income rose $7.9 million year-over-year to $31.0 million, reflecting a $3.5 million increase in fee income to $18.2 million and a $4.4 million increase in other non-interest income to $12.8 million.

Non-interest expense totaled $50.6 million in the current second quarter, as compared to $35.4 million in the second quarter of 2003. Operating expenses accounted for $47.8 million and $33.9 million of the respective totals, while the amortization of CDI accounted for the remaining $2.9 million and $1.5 million, respectively. The $13.8 million increase in operating expenses was primarily merger-related, and reflects the expansion of the branch network and employee base. Compensation and benefits expense accounted for $3.4 million of the year-over-year increase, having risen to $23.5 million, while occupancy and equipment expense accounted for $4.3 million of the increase, having risen to $9.8 million.

Income tax expense declined $19.2 million year-over-year to $15.6 million, reflecting a $48.2 million, or 45.2%, decline in pre-tax income to $58.4 million and an effective tax rate of 26.7%.

The provision for loan losses had no bearing on the Company’s second quarter 2004 or 2003 earnings, having been suspended since the third quarter of 1995.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company’s interest-earning assets, the yield on such assets, and the current level of market interest rates.

The Company recorded interest income of $329.2 million in the second quarter of 2004, up $166.9 million, or 102.8%, from the level recorded in the second quarter of 2003. The increase was fueled by a $13.8 billion rise in the average balance of interest-earning assets to $24.6 billion, significantly offsetting a 66-basis point decline in the average yield to 5.35%. The higher average balance reflects the addition of Roslyn’s interest-earning assets, the record volume of loans produced over the past four quarters, and the Company’s previous strategy of leveraging the growth of the securities portfolio. The lower yield was primarily a function of the decline in market interest rates over the twelve-month period. The Company currently expects its average yield to remain relatively flat or trend slightly upward over the next four quarters as the cash flows from securities and loans are deployed into mortgage loan production in a rising interest rate environment.

Mortgage and other loans, net, generated interest income of $160.8 million during the current second quarter, representing 48.9% of total interest income and a 52.1% increase from $105.7 million in the year-earlier three months. The interest income provided by loans was boosted by a $5.6 billion, or 97.6%, rise in the average balance to $11.2 billion, representing 45.7% of average interest-earning assets, and offsetting a 171-basis point decline in the average yield to 5.72%. The latter reduction reflects the prevailing interest rate environment and the mark-to-market amortization of loans acquired in the Roslyn merger.

The interest income generated by mortgage-backed and -related securities totaled $132.5 million in the current second quarter, an increase of $99.1 million from the year-earlier amount. The increase stemmed from a $7.0 billion rise in the average balance to $10.5 billion, together with a 123-basis point rise in the average yield to 5.04%. The latter increase reflects the impact of the mortgage-backed and -related securities acquired in the Roslyn merger, inclusive of mark-to-market accretion, and securities purchased during the first half of 2004. These factors combined to offset the impact of the historically low interest rates that were in effect during this time.

Debt and equity securities generated second quarter 2004 interest income of $35.8 million, representing 10.9% of total interest income and a $12.9 million, or 56.2%, increase from the level recorded in the second quarter of 2003. The increase was fueled by a $1.2 billion, or 80.5%, rise in the average balance to $2.8 billion, which represented 11.4% of average interest-earning assets during the current three-month period. The latter increase was somewhat offset by an 80-basis point decline in the average yield to 5.11%, reflecting the impact of debt and equity securities acquired through the Roslyn merger, inclusive of mark-to-market accretion, and the low interest rate environment.

Money market investments provided second quarter 2004 interest income of $63,000, down $247,000 from the year-earlier amount. The reduction was the combined effect of a $34.7 million, or 62.2%, decline in the average balance to $21.1 million, and a 102-basis point decline in the average yield to 1.20%. The latter decline was a direct result of the interest rate environment during the second quarter of 2004.

Interest Expense

The level of interest expense is a function of the average balance and composition of the Company’s interest-bearing liabilities and the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

In the second quarter of 2004, the Company recorded total interest expense of $94.0 million, an increase of $40.0 million, or 74.2%, from the total recorded in the second quarter of 2003. The increase was the net effect of a $14.0 billion, or 143.6%, rise in the average balance of interest-bearing liabilities to $23.7 billion and a 63-basis point reduction in the average cost of funds to 1.59%. While the Roslyn merger combined with the aforementioned increase in borrowings to boost the average balance, the reduction in cost was indicative of the historically low market interest rates during the quarter, the increase in short-term borrowings during this time, and the merger-related accretion of mark-to-market adjustments. In the quarters ahead, the cost of funds is expected to trend slightly higher, reflecting the expected increase in short-term interest rates, the campaign to attract new deposits, and the Company’s extension of $2.4 billion of short-term borrowings to an average maturity of three years with an average cost of 3.32%, in connection with the aforementioned balance sheet repositioning.

Consistent with the Company’s prior strategy of capitalizing on the steep yield curve, and the impact of the interest-bearing liabilities acquired in the Roslyn merger, the average balance of borrowed funds totaled $14.4 billion in the current second quarter, as compared to $5.0 billion in the year-earlier three months. Borrowed funds generated second quarter 2004 interest expense of $74.7 million, representing 79.5% of total interest expense in the quarter, and a $34.8 million increase from the level recorded in the second quarter of 2003. The higher average balance was partly offset by a year-over-year reduction in the average cost to 2.07% from 3.18%, the year-earlier level, reflecting the increase in short-term borrowings in the comparatively low interest rate environment, and the mark-to-market accretion on the borrowed funds acquired in the Roslyn merger.

Core deposits generated second quarter 2004 interest expense of $8.8 million, up $3.7 million, or 72.4%, from the amount generated in the second quarter of 2003. The increase was driven by a $2.7 billion, or 80.9%, rise in the average balance to $6.1 billion, tempered by a two-basis point decline in the average cost to 0.58%. The average balance was boosted by the core deposits acquired in the Roslyn merger, coupled with management’s focus on attracting lower cost depository accounts. The lower cost reflects the decline in market interest rates over the course of the last twelve months. Non-interest-bearing deposits represented $742.4 million of the average balance of core deposits in the current second quarter, and were up $252.2 million, or 51.4%, from the year-earlier amount.

The interest expense generated by NOW and money market accounts rose $3.1 million, or 142.5%, year-over-year to $5.4 million, the result of a $1.3 billion, or 110.4%, increase in the average balance to $2.5 billion and a 12-basis point increase in the average cost to 0.86%. At the same time, the interest expense generated by savings accounts rose $545,000, or 18.9%, to $3.4 million; the increase was the net effect of a $1.2 billion, or 68.8%, rise in the average balance to $2.9 billion and a 20-basis point decline in the average cost to 0.48%.

In the second quarter of 2004 and 2003, CDs generated interest expense of $10.4 million and $9.0 million, representing 11.1% and 16.7%, respectively, of total interest expense. While the average balance of CDs rose $2.0 billion year-over-year to $3.8 billion, the increase was tempered by a 93-basis point reduction in the average cost of such funds to 1.10% during the same time. The higher average balance was primarily due to the CDs acquired in the Roslyn merger; the lower average cost was primarily due to the mark-to-market accretion on the CDs acquired in the merger and the decline in market interest rates.

Net Interest Income

Net interest income is the Company’s primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of the Company’s interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”). The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. In 2003, the target federal funds rate was 1.25% until June 25th, when it was lowered to 1.00%; the rate remained at this historically low level until June 30, 2004, when it was raised back to 1.25%.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$11,247,740	$160,822	5.72%	$5,692,559	$105,710	7.43%
Mortgage-backed and - related securities	10,528,652	132,533	5.04	3,505,411	33,386	3.81
Debt and equity securities	2,799,591	35,782	5.11	1,550,720	22,904	5.91
Money market investments	21,076	63	1.20	55,799	310	2.22

Total interest-earning assets	24,597,059	329,200	5.35	10,804,489	162,310	6.01
Non-interest-earning assets	3,230,425			1,365,065

Total assets	$27,827,484			$12,169,554

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,496,536	$5,355	0.86%	$1,186,501	$2,208	0.74%
Savings accounts	2,860,141	3,434	0.48	1,694,859	2,889	0.68
Certificates of deposit	3,807,475	10,446	1.10	1,773,848	9,011	2.03
Mortgagors’ escrow	107,324	71	0.26	61,686	—	—

Total interest-bearing deposits	9,271,476	19,306	0.83	4,716,894	14,108	1.20
Borrowed funds	14,421,005	74,667	2.07	5,010,725	39,847	3.18

Total interest-bearing liabilities	23,692,481	93,973	1.59	9,727,619	53,955	2.22
Non-interest-bearing deposits	742,416			490,222
Other liabilities	270,167			613,727

Total liabilities	24,705,064			10,831,568
Stockholders’ equity	3,122,420			1,337,986

Total liabilities and stockholders’ equity	$27,827,484			$12,169,554

Net interest income/interest rate spread		$235,227	3.76%		$108,355	3.79%

Net interest-earning assets/net interest margin	$904,578		3.83%	$1,076,870		4.01%

Ratio of interest-earning assets to interest-bearing liabilities			1.04x			1.11 x

Core deposits	$6,099,093	$8,789	0.58%	$3,371,582	$5,097	0.60%

In the second quarter of 2004, the Company recorded net interest income of $235.2 million, up $126.9 million, or 117.1%, from the year-earlier level, and up $21.7 million, or 10.2%, from the level recorded in the three months ended March 31, 2004.

The year-over-year increase in net interest income was driven by five significant factors: the addition of the interest-earning assets acquired in the Roslyn merger, coupled with the effects of the amortization and accretion of mark-to-market adjustments; the record volume of loans produced in the current second quarter and in the trailing nine months; the leveraged growth of the Company’s securities portfolios over the past four quarters; the allocation of $203.4 million toward share repurchases; and the funding of the Company’s interest-earning asset growth with low-cost borrowings and core deposit accounts. In addition, the cash flows generated by repayments and securities sales during the current second quarter were primarily invested in loans and securities featuring higher yields than the interest-earning assets they replaced.

The Company’s interest rate spread and net interest margin were similarly impacted by these factors and equaled 3.76% and 3.83%, respectively, in the current second quarter, as compared to 3.93% and 4.00%, respectively, in the trailing quarter, and to 3.79% and 4.01%, respectively, in the second quarter of 2003. The Company currently expects to see further spread and margin compression in the coming quarters, due to the extension of wholesale borrowings, the de-emphasis of its leveraged growth strategy, and the aforementioned campaign to generate deposit growth.

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

The provision for loan losses continued to be suspended in the current second quarter, based on management’s assessment of the loan loss allowance and the current and historic performance of the mortgage loan portfolio. The second quarter of 2004 was the Company’s 39th consecutive quarter without any net charge-offs against the allowance for loan losses; in the absence of any provisions or net charge-offs, the allowance for loan losses was maintained at $78.3 million, equivalent to 348.62% of non-performing loans and 0.66% of loans, net, at June 30, 2004.

For additional information about the loan loss provision, please see the discussion of the allowance for loan losses beginning on page 11 and the discussion of asset quality beginning on page 19.

Non-interest Income

The Company derives non-interest income from several sources, which are classified into one of three categories: fee income, which is generated by service charges on loans and traditional banking products; net gains on the sale of securities, if any; and other non-interest income, which includes revenues derived from the sale of third-party investment products; revenues generated by the Company’s investment advisory subsidiary, Peter B. Cannell & Co., Inc. (“PBC”); and joint venture income. Also included in other income is the income derived from the Company’s investment in BOLI and from the origination and sale of one-to-four family and consumer loans on a conduit basis, as previously discussed under “Mortgage and Other Loans.”

In the second quarter of 2004, the Company recorded a non-interest loss of $126.2 million, as compared to non-interest income of $33.7 million in the second quarter of 2003. The 2004 amount reflects the sale of $5.1 billion of securities in the current second quarter in connection with the aforementioned repositioning of the balance sheet, which resulted in a $157.2 million net loss. In the year-earlier second quarter, the Company’s sale of securities generated a net gain of $10.6 million.

At the same time, the Company recorded a $3.5 million, or 23.7%, rise in fee income to $18.2 million and a $4.4 million, or 52.3%, rise in other non-interest income to $12.8 million. Excluding net losses and gains on securities sales in the respective quarters, the Company recorded second quarter 2004 non-interest income of $31.0 million, signifying a $7.9 million, or 34.1%, increase from the comparable year-earlier amount.

The increase in fee income was primarily merger-related, reflecting the addition of Roslyn’s retail customer accounts. The increase in other non-interest income was attributable to a combination of factors, and included $983,000 of income from joint venture operations, a benefit of the Roslyn merger. In connection with the Roslyn merger, the Company acquired an investment in a real estate joint venture for the development of a 177-unit residential golf course community in Mount Sinai, New York. The subsidiary, Mt. Sinai Ventures, LLC, made an initial $25.0 million investment, which is classified as “other assets” in the Company’s consolidated statements of financial condition. The investment earns a preferred return of 1.0% over the Prime rate of interest, while also providing a 50% share of the residual profits. As of June 30, 2004, 39 units had been delivered in connection with this joint venture, resulting in the revenues cited above. The Company recognizes income from the joint venture as each unit is delivered to the homeowner. The joint venture began delivering units during the first quarter of 2004.

The growth in other non-interest income also stemmed from a $218,000 increase in revenues from the sale of third-party investment products to $2.6 million and a $560,000 increase in the revenues generated by PBC to $2.2 million. In addition, the Company recorded BOLI income of $5.3 million in the current second quarter, up $2.0 million from the year-earlier amount. The increase in BOLI income reflects the $125.9 million of BOLI acquired in the Roslyn merger and the Company’s purchase of an additional $100.0 million of BOLI on February 27, 2004. The year-over-year increase in BOLI income was slightly mitigated by the decline in the yield on the BOLI assets, a reflection of the low market interest rates in the second quarter of the year. The purchase of the BOLI policy, and its increase in cash surrender value, are included in “other assets” in the Company’s consolidated statements of financial condition. The BOLI-related income is generated by an increase in the cash surrender value of the BOLI policy.

The increase in other non-interest income was partly tempered by a decline in gains on the sale of loans from $822,000 to $453,000. In the second quarter of 2004, the Company sold one-to-four family and other loans totaling $50.5 million in connection with its conduit program; in the second quarter of 2003, the Company sold $77.4 million of such one-to-four family loans.

Non-interest Expense

Non-interest expense has two primary components: operating expenses, consisting of compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from the Company’s mergers with Roslyn and Richmond County.

In the second quarter of 2004, the Company recorded non-interest expense of $50.6 million, as compared to $35.4 million in the second quarter of 2003. Operating expenses accounted for $47.8 million and $33.9 million of non-interest expense in the respective quarters, and represented 0.69% and 1.12% of average assets, respectively. CDI amortization accounted for the remaining $2.9 million and $1.5 million of non-interest expense in the corresponding periods.

The increase in operating expenses was largely merger-related and was reflected in all four categories. Compensation and benefits expense rose $3.4 million, or 16.7%, to $23.5 million, while occupancy and equipment expense rose $4.3 million, or 79.5%, to $9.8 million. G&A expense rose $5.1 million, or 69.6%, to $12.3 million, while other expenses rose $1.1 million to $2.1 million.

The increase in compensation and benefits expense largely reflects the staffing requirements of an expanded branch network, as the number of banking offices rose from 110 in the year-earlier second quarter to 141 in the second quarter of 2004. At June 30, 2004, the number of full-time equivalent employees was 1,970 as compared to 1,457 at June 30, 2003.

The increase in occupancy and equipment expense likewise reflects the expansion of the branch network, which was partly offset by the sale of the South Jersey Bank Division, which had eight traditional branches, in the fourth quarter of 2003. In addition, the Company continued to upgrade its information systems during the current second quarter, while at the same time making improvements to its branch facilities.

The increase in G&A expense was also driven by the Roslyn merger, and reflects the costs of operating and marketing a $24.1 billion financial institution, which ranks as the nation’s fifth largest thrift.

Income Tax Expense

The Company recorded income tax expense of $15.6 million in the current second quarter, as compared to $34.8 million in the second quarter of 2003. The reduction reflects a 45.2% decline in pre-tax income to $58.4 million from $106.6 million, and a decrease in the effective tax rate to 26.7% from 32.7%.

Comparison of the Six Months Ended June 30, 2004 and 2003

Earnings Summary

In the first six months of 2004, the Company generated net income of $172.8 million, representing a 24.2% increase from $139.1 million in the first six months of 2003. The 2004 amount was equivalent to $0.64 on a diluted per share basis; the 2003 amount was equivalent to $0.76.

The six-month 2004 amounts reflect the $94.9 million, or $0.35 per diluted share, after-tax charge on the sale of investment securities in connection with the second quarter repositioning of the balance sheet. Excluding the repositioning charge, the Company’s net income equaled $267.7 million in the current six-month period, representing a $128.5 million increase from the year-earlier amount. On a diluted per share basis, its adjusted six-month 2004 earnings equaled $0.99, representing a year-over-year increase of $0.23. These increases were attributable to the same combination of factors that contributed to the increase in second quarter earnings, exclusive of the repositioning charge: the benefit of the Roslyn merger; the record level of loan production; the leveraging of the proceeds from the Company’s follow-on offering; and the aforementioned mark-to-market adjustments related to the acquisition of Roslyn’s assets and liabilities.

The Company recorded net interest income of $448.7 million in the current six-month period, up $232.1 million, or 107.1%, from the year-earlier amount. The increase was the net effect of a $296.2 million, or 90.1%, rise in interest income to $625.0 million and a $64.1 million, or 57.1%, rise in interest expense to $176.3 million. The growth in interest income was fueled by a $12.1 billion, or 113.4%, increase in the average balance of interest-earning assets to $22.8 billion, which significantly offset a 67-basis point decline in the average yield to 5.48%. The increase in interest expense was the result of a $12.5 billion, or 129.8%, rise in the average balance of interest-bearing liabilities to $22.1 billion, tempered by a 74-basis point reduction in the average cost of funds to 1.60%.

While the increase in net interest income was driven by the growing balance of average interest-earning assets, it was supported by the low-cost mix of funds utilized to fund that growth. In connection with the leveraged growth strategy that has since been de-emphasized, the Company utilized short-term borrowings to fund the growth of its loan and securities portfolios in the first six months of 2004.

The Company’s six-month 2004 non-interest income was impacted by the sale of $5.1 billion of securities in the second quarter in connection with the aforementioned balance sheet repositioning. While the Company recorded six-month 2003 non-interest income of $60.1 million, it recorded a six-month 2004 non-interest loss of $88.8 million, primarily reflecting the net effect of the $157.2 million net loss on the sale of securities in the second quarter and net gains of $9.9 million in the first quarter of the year.

Excluding the respective losses and gains, the Company’s non-interest income rose to $58.5 million in the current six-month period from $43.1 million in the first six months of 2003. The increase reflects a $5.6 million rise in fee income to $32.0 million and a $9.9 million rise in other income to $26.6 million, year-over-year.

Non-interest expense totaled $100.4 million in the first six months of 2004, as compared to $70.9 million in the year-earlier six-month period. Operating expenses accounted for $94.7 million and $67.9 million of the respective totals, while the amortization of CDI accounted for the remaining $5.7 million and $3.0 million, respectively. The $26.8 million increase in operating expenses was primarily merger-related, as it was in the current second quarter, and reflects the expansion of the branch network and the related increase in branch and back-office staff. Compensation and benefits expense accounted for $9.9 million of the year-over-year increase, having risen to $48.8 million, while occupancy and equipment expense accounted for $7.8 million of the increase, having risen to $19.3 million.

Income tax expense rose $20.0 million year-over-year to $86.8 million, reflecting a $53.7 million, or 41.7%, rise in pre-tax income to $259.6 million and an effective tax rate of 33.4%.

The provision for loan losses had no bearing on the Company’s six-month 2004 or 2003 earnings, having been suspended since the third quarter of 1995.

Interest Income

The Company recorded interest income of $625.0 million in the first six months of 2004, up $296.2 million, or 90.1%, from the level recorded in the first six months of 2003. The increase was fueled by a $12.1 billion rise in the average balance of interest-earning assets to $22.8 billion, significantly offsetting a 67-basis point decline in the average yield to 5.48%. The higher average balance reflects the addition of Roslyn’s interest-earning assets, the record volume of loans produced during the year, and the leveraged growth of the securities portfolio.

Mortgage and other loans, net, generated interest income of $317.0 million during the current six-month period, representing 50.7% of total interest income and a 51.7% increase from $209.0 million in the first six months of 2003. The interest income provided by loans was boosted by a $5.2 billion, or 93.2%, rise in the average balance to $10.8 billion, representing 47.6% of average interest-earning assets, which offset a 160-basis point decline in the average yield to 5.84%. The latter decline reflects the interest rate environment and the impact of the mark-to-market amortization of loans acquired in the Roslyn merger.

The interest income generated by mortgage-backed and -related securities totaled $237.9 million in the current six-month period, representing a year-over-year increase of $160.1 million. The increase stemmed from a $5.8 billion, or 157.3%, rise in the average balance to $9.4 billion, together with an 80-basis point rise in the average yield to 5.05%. These increases reflect the impact of the mortgage-backed and -related securities acquired in the Roslyn merger, inclusive of mark-to-market accretion, and securities purchased during the first half of 2004 in connection with the Company’s leveraged growth strategy which has since been de-emphasized. These factors combined to offset the impact of the low market interest rates that existed during the first six months of 2004.

Debt and equity securities generated six-month 2004 interest income of $69.8 million, representing 11.2% of total interest income, and a $28.3 million, or 68.2%, increase from the level recorded in the first six months of 2003. The increase was fueled by a $1.1 billion, or 83.5%, rise in the average balance to $2.5 billion, representing 10.9% of average interest-earning assets during the current six-month period. The latter increase was somewhat offset by a 50-basis point decline in the average yield to 5.60%, reflecting the impact of debt and equity securities acquired in the Roslyn merger, inclusive of mark-to-market accretion, and the current low interest rate environment.

Money market investments generated six-month 2004 interest income of $297,000, down $296,000 from the year-earlier amount. The reduction was the combined effect of a $6.3 million, or 12.9%, decline in the average balance to $42.5 million and a 103-basis point decline in the average yield to 1.40%. The latter decline was a function of the historically low interest rate environment.

Interest Expense

In the first six months of 2004, the Company recorded total interest expense of $176.3 million, an increase of $64.1 million, or 57.1%, from the total recorded in the first six months of 2003. The increase was the net effect of a $12.5 billion, or 129.8%, rise in the average balance of interest-bearing liabilities to $22.1 billion and a 74-basis point reduction in the average cost of funds to 1.60%.

The average balance of borrowed funds rose to $12.7 billion in the current six-month period from $4.8 billion in the first six months of 2003. While the average cost of borrowed funds declined 110 basis points year-over-year to 2.18%, the reduction was offset by the growth in the average balance, resulting in a $59.3 million increase in the interest expense produced by borrowed funds to $138.7 million. Borrowed funds thus represented 57.7% of average interest-bearing liabilities in the current six-month period and accounted for 78.7% of the interest expense produced. While the higher average balance primarily reflects the leveraged growth strategy which has since been de-emphasized by the Company, the lower cost reflects the aforementioned increase in short-term borrowings during a period of historically low market interest rates and the impact of the merger-related mark-to-market accretion on the borrowed funds.

Core deposits generated six-month 2004 interest expense of $19.8 million, up $6.7 million, or 51.2%, from the six-month 2003 amount. The increase was driven by a $2.6 billion, or 79.2%, rise in the average balance to $6.0 billion, which was offset by a 12-basis point decline in the average cost to 0.66%. The average balance was boosted by the core deposits acquired in the Roslyn merger, coupled with management’s focus on attracting lower cost depository accounts. The lower cost reflects the decline in market interest rates over the course of the last twelve months. Non-interest-bearing deposits represented $689.9 million of the average balance of core deposits in the current six-month period, and were up $209.6 million, or 43.6%, from the year-earlier amount.

The interest expense generated by NOW and money market accounts increased $6.2 million, or 103.9%, year-over-year to $12.2 million, the result of a $1.3 billion, or 105.0%, rise in the average balance to $2.4 billion, which was tempered by a one-basis point drop in the average cost to 1.00%. The interest expense generated by savings accounts increased $467,000, or 6.6%, to $7.5 million, the net effect of a $1.2 billion, or 71.0%, rise in the average balance to $2.9 billion and a 31-basis point decline in the average cost to 0.53%.

In the first six months of 2004 and 2003, CDs generated interest expense of $17.7 million and $19.8 million, representing 10.0% and 17.6%, respectively, of total interest expense. While the average balance of CDs rose $2.1 billion year-over-year to $4.0 billion, the increase was offset by a 125-basis point reduction in the average cost of such funds to 0.90% during the same time. The higher average balance was primarily due to the CDs acquired in the Roslyn merger; the lower average cost was primarily due to the mark-to-market accretion on the acquired deposits and the decline in market interest rates.

Net Interest Income

In the first six months of 2004, the Company recorded net interest income of $448.7 million, representing a $232.1 million, or 107.1%, increase from the year-earlier amount. The increase was driven by the same factors that contributed to the growth in second quarter 2004 net interest income: the addition of Roslyn’s interest-earning assets, coupled with the mark-to-market adjustments; the record volume of loans produced; the funding of the Company’s interest-earning assets with low-cost core deposits and borrowings; the leveraged growth of the securities portfolio until the latter part of the second quarter; and the allocation of $272.9 million toward share repurchases. In addition, the cash flows generated by repayments and securities sales during the current six-month period were primarily invested in loans and securities featuring higher yields than the interest-earning assets they replaced.

The Company’s spread and margin were also impacted by these factors, and amounted to 3.88% and 3.93%, respectively, in the current six-month period. The Company’s spread was seven basis points wider than the year-earlier measure; its margin contracted 12 basis points during this time. Although both measures were impacted by the leveraged growth of the balance sheet over the past four quarters, the year-over-year reduction in net interest margin largely reflects the aforementioned allocation of $272.9 million toward share repurchases during the first six months of 2004.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2004				2003
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$10,848,670	$317,021	5.84%		$5,616,473	$208,966	7.44%
Mortgage-backed and -related securities	9,425,440	237,917	5.05		3,663,462	77,811	4.25
Debt and equity securities	2,495,021	69,813	5.60		1,360,044	41,514	6.10
Money market investments	42,530	297	1.40		48,809	593	2.43

Total interest-earning assets	22,811,661	625,048	5.48		10,688,788	328,884	6.15
Non-interest-earning assets	3,379,998				1,410,172

Total assets	$26,191,659				$12,098,960

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,441,019	$12,219	1.00%		$1,190,670	$5,994	1.01%
Savings accounts	2,863,473	7,531	0.53		1,674,465	7,064	0.84
Certificates of deposit	3,951,307	17,714	0.90		1,841,243	19,787	2.15
Mortgagors’ escrow	84,645	115	0.27		47,442	—	—

Total interest-bearing deposits	9,340,444	37,579	0.80		4,753,820	32,845	1.38
Borrowed funds	12,719,302	138,726	2.18		4,847,227	79,382	3.28

Total interest-bearing liabilities	22,059,746	176,305	1.60		9,601,047	112,227	2.34
Non-interest-bearing deposits	689,859				480,259
Other liabilities	222,528				682,174

Total liabilities	22,972,133				10,763,480
Stockholders’ equity	3,219,526				1,335,480

Total liabilities and stockholders’ equity	$26,191,659				$12,098,960

Net interest income/interest rate spread		$448,743	3.88%			$216,657	3.81%

Net interest-earning assets/net interest margin	$751,915		3.93%		$1,087,741		4.05%

Ratio of interest-earning assets to interest-bearing liabilities			1.03	x			1.11	x

Core deposits	$5,994,351	$19,750	0.66%		$3,345,394	$13,058	0.78%

Provision for Loan Losses

As noted in the second quarter discussion, the provision for loan losses has been suspended since the third quarter of 1995. The loan loss provision is based on management’s assessment of the loan loss allowance and the current and historic performance of the mortgage loan portfolio. For additional information, please see the second quarter discussion on page 32 of this filing, the discussion of the allowance for loan losses beginning on page 11, and the discussion of asset quality beginning on page 19.

Non-interest Income

In the first six months of 2004, the Company recorded a non-interest loss of $88.8 million, as compared to non-interest income of $60.1 million in the first six months of 2003. While the Company recorded net securities gains of $9.9 million in the first quarter of 2004, they were more than offset by the aforementioned net securities losses of $157.2 million in connection with the repositioning of the balance sheet in the second quarter of the year. In the first six months of 2003, by contrast, the Company recorded net securities gains of $17.1 million.

Excluding the respective losses and gains, the Company recorded six-month 2004 non-interest income of $58.5 million, representing a $15.5 million, or 35.9%, increase from the year-earlier amount. The increase stemmed from a $5.6 million, or 21.2%, rise in fee income to $32.0 million and a $9.9 million, or 59.1%, rise in other non-interest income to $26.6 million. The increase in fee income was primarily merger-related, reflecting the addition of Roslyn’s retail customer accounts. The increase in other non-interest income included $2.5 million of income from joint venture operations, as detailed in the second quarter 2004 discussion of non-interest income that begins on page 32.

The growth in other non-interest income also stemmed from a $998,000 increase in revenues from the sale of third-party investment products to $5.6 million, and from a $1.3 million increase in the revenues generated by PBC to $4.5 million. In addition, the Company recorded BOLI income of $10.5 million in the current six-month period, up $4.0 million from the year-earlier amount. The increase in other non-interest income was partly tempered by a year-over-year reduction in gains on the sale of loans to a third-party conduit. In the first six months of 2004, such gains totaled $786,000, as compared to $1.7 million in the first six months of 2003.

Non-interest Expense

In the first six months of 2004, the Company recorded non-interest expense of $100.4 million, as compared to $70.9 million in the first six months of 2003. Operating expenses accounted for $94.7 million and $67.9 million of non-interest expense in the respective quarters, and represented 0.72% and 1.12% of average assets, respectively. CDI amortization accounted for the remaining $5.7 million and $3.0 million of non-interest expense in the corresponding periods.

The increase in operating expenses was largely merger-related and was reflected in all four categories. Compensation and benefits expense rose $9.9 million, or 25.5%, year-over-year to $48.8 million, while occupancy and equipment expense rose $7.8 million, or 67.6%, to $19.3 million during the same time. G&A expense rose $8.0 million, or 53.9%, to $22.9 million, while other expenses rose $1.1 million to $3.7 million.

The increase in compensation and benefits expense largely reflects the expansion of the branch network and the resultant call for additional branch and back office staff. The increase in occupancy and equipment expense likewise reflects the expansion of the franchise, which was partly offset by the sale of the South Jersey Bank Division, which had eight traditional branches, in the fourth quarter of 2003. The increase in G&A expense was also driven by the Roslyn merger, and reflects the costs of operating and marketing an institution with assets of $24.1 billion and deposits of $10.0 billion.

Income Tax Expense

The Company recorded income tax expense of $86.8 million in the current six-month period, as compared to $66.8 million in the first six months of 2003. The increase reflects a 26.1% rise in pre-tax income to $259.6 million from $205.9 million, and an increase in the effective tax rate to 33.4% from 32.4%.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of the Company’s business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank. At December 31, 2003, the Bank had a lawsuit pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in damages. This amount does not include any statutory prejudgment interest that could be awarded. The ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and continues to defend its position.

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Program

During the three months ended June 30, 2004, the Company allocated $203.4 million toward the repurchase of 7,035,701 shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1: April 1, 2004 through April 30, 2004	5,715,351	$29.84	5,715,351	3,104,816
Month #2: May 1, 2004 through May 31, 2004	1,320,350	$24.86	1,320,350	1,784,466	(2)
Month #3: June 1, 2004 through June 30, 2004	—	—	—	1,784,466

Total	7,035,701	$27.35	7,035,701

(1)	Of the shares repurchased in April 2004, 5,660,000 were repurchased on the open market and 55,351 in privately negotiated transactions; in May 2004, 1,310,000 shares were repurchased on the open market and 10,350 shares were repurchased in privately negotiated transactions.

(2)	On June 26, 2003, the Board of Directors of the Company authorized the repurchase of up to five million shares of common stock in connection with the Roslyn merger. With 410,000 shares remaining under the June 26, 2003 authorization, the Board authorized the repurchase of up to an additional five million shares on February 26, 2004. On April 20, 2004, with 44,816 shares remaining under the February 26, 2004 authorization, the Board authorized the repurchase of up to an additional five million shares. At June 30, 2004, 1,784,466 shares were remaining under the April 20, 2004 authorization. Under said authorizations, shares may be repurchased on the open market or in privately negotiated transactions until completion or until termination of the repurchase authorization by the Board.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on May 19, 2004. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 14, 2004. Of the 271,036,196 shares eligible to vote at the annual meeting, 249,319,856 were represented in person or by proxy.

(b)	There was no solicitation in opposition to the Board’s nominees for director, and all of such nominees were elected, as follows:

	No. of Votes For	No. of Votes Withheld	Broker Non-Votes
Donald M. Blake	246,023,021	3,296,835	-0-
Thomas A. Doherty	244,920,659	4,399,197	-0-
Michael J. Levine	247,055,801	2,264,055	-0-
Guy V. Molinari	246,918,577	2,401,279	-0-
John A. Pileski	245,084,002	4,235,854	-0-
John M. Tsimbinos	246,146,494	3,173,362	-0-

The following directors are serving terms of office that continue through 2005 and 2006, as noted:

Director	Year Term Expires
Dominick Ciampa	2005
William C. Frederick, M.D.	2005
Max L. Kupferberg	2005
Joseph L. Mancino	2005
Spiros J. Voutsinas	2005
Maureen E. Clancy	2006
Robert S. Farrell	2006
Joseph R. Ficalora	2006
Michael F. Manzulli	2006
James J. O’Donovan	2006

(c)	One additional proposal was submitted for a vote, with the following results:

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2004.	241,723,059	6,773,602	821,194	Not Applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 2.1:	Agreement and Plan of Merger, dated as of June 27, 2003, by and between New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. (1)

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (2)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)

Exhibit 3.3:	Bylaws, as amended (4)

Exhibit 3.4(a):	Amendment to the Bylaws of the Company effective October 31, 2003 (5)

Exhibit 3.4(b):	Amendment to the Bylaws of the Company effective March 16, 2004 (6)

Exhibit 4.1:	Specimen Stock Certificate (7)

Exhibit 4.2:	Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (8)

Exhibit 4.3:	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (9)

Exhibit 4.4:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries

Exhibit 11:	Statement re: Computation of Per Share Earnings

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32.1:	Certification pursuant to 18 U.S.C. 1350

Exhibit 32.2:	Certification pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 333-107498).

(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.

(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).

(4)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).

(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on September 15, 2003 (Registration No. 333-107498).

(6)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.

(7)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).

(9)	Incorporated by reference to Exhibits filed with the Company’s 8-A/A filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 001-31565).

(b)	Reports on Form 8-K

On April 21, 2004, the Company furnished a Current Report on Form 8-K reporting its earnings for the three months ended March 31, 2004, and also announcing a 19% increase in the quarterly cash dividend to $0.25 per share and the authorization of its Board of Directors to repurchase up to an additional five million shares of the Company’s common stock.

On April 23, 2004, the Company furnished a Current Report on Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted to its web site, beginning on April 23, 2004.

On May 10, 2004, the Company furnished a Current Report on Form 8-K announcing that its Board of Directors had authorized the Company’s management team to engage Bear Stearns & Co., Inc., Citigroup Global Markets, Inc., and Sandler O’Neill & Partners, L.P. to assist the Company in undertaking a review of its strategic alternatives, including remaining independent.

On May 10, 2004, the Company furnished a Current Report on Form 8-K announcing its intention to make available, and distribute, to current and prospective investors a written presentation that would also be posted to its web site, beginning on

May 10, 2004.

On May 21, 2004, the Company filed a Current Report on Form 8-K announcing that its shareholders had approved both of the proposals submitted for their consideration at the Annual Meeting of Shareholders held on May 19, 2004.

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc. (Registrant)

DATE:	August 6, 2004	BY:	/s/ JOSEPH R. FICALORA
Joseph R. Ficalora President and Chief Executive Officer

DATE:	August 6, 2004	BY:	/s/ MICHAEL P. PUORRO
Michael P. Puorro Executive Vice President and Chief Financial Officer