Form 10-Q
period 2004-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2004-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Par Value: $0.01
Classes of Common Stock

265,153,382
Number of shares outstanding at
November 1, 2004

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2004

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2004 (unaudited)	December 31, 2003
Assets
Cash and due from banks	$186,513	$285,904
Money market investments	1,170	1,167
Securities available for sale:
Mortgage-backed and -related securities available for sale ($2,865,001 and $5,288,777 pledged, respectively)	3,071,185	5,501,377
Debt and equity securities ($0 and $24,800 pledged, respectively)	196,459	775,657
Securities held to maturity:
Mortgage-backed and -related securities ($2,146,905 and $1,195,686 pledged, respectively)	2,339,650	2,038,560
Debt and equity securities ($1,189,000 and $273,181 pledged, respectively)	1,911,199	1,184,338
Federal Home Loan Bank of New York stock, at cost	215,250	170,915
Mortgage loans:
Multi-family	9,219,916	7,368,155
Commercial real estate	1,911,798	1,445,048
1-4 family	548,876	730,963
Construction	762,293	643,548

Total mortgage loans	12,442,883	10,187,714
Other loans	128,514	311,634
Net deferred loan origination (fees) costs	(768)	1,023
Less: Allowance for loan losses	(78,293)	(78,293)

Loans, net	12,492,336	10,422,078
Premises and equipment, net	150,839	152,584
Goodwill	1,951,734	1,918,353
Core deposit intangibles	90,413	98,993
Deferred tax asset, net	270,783	256,920
Other assets	747,097	634,491

Total assets	$23,624,628	$23,441,337

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$2,540,085	$2,300,221
Savings accounts	3,139,399	2,947,044
Certificates of deposit	3,807,830	4,361,638
Non-interest-bearing accounts	714,879	720,203

Total deposits	10,202,193	10,329,106

Official checks outstanding	24,323	78,124
Borrowed funds:
Wholesale borrowings	9,151,530	9,136,070
Junior subordinated debentures	444,931	—
Other borrowings	362,828	794,943

Total borrowed funds	9,959,289	9,931,013

Mortgagors’ escrow	85,433	31,240
Other liabilities	207,084	203,197

Total liabilities	20,478,322	20,572,680

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 273,396,452 and 259,915,509 shares issued, respectively; 265,090,409 and 256,649,073 shares outstanding, respectively)	2,734	1,949
Paid-in capital in excess of par	3,007,738	2,565,620
Retained earnings (partially restricted)	435,455	434,577
Less: Treasury stock (8,306,043 and 3,266,436 shares, respectively)	(227,217)	(79,745)
Unallocated common stock held by ESOP	(14,979)	(15,950)
Common stock held by SERP and Deferred Compensation Plans	(3,113)	(3,113)
Unearned common stock held by RRPs	—	(41)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(30,273)	(34,640)
Net unrealized loss on securities transferred to held to maturity	(24,039)	—

Total stockholders’ equity	3,146,306	2,868,657

Commitments and contingencies

Total liabilities and stockholders’ equity	$23,624,628	$23,441,337

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income:
Mortgage and other loans	$167,713	$108,178	$484,734	$317,144
Mortgage-backed and -related securities	75,332	35,547	313,249	113,359
Debt and equity securities	34,474	24,536	104,287	66,050
Money market investments	79	229	376	822

Total interest income	277,598	168,490	902,646	497,375

Interest Expense:
NOW and money market accounts	6,725	1,972	18,944	7,966
Savings accounts	4,677	2,435	12,208	9,499
Certificates of deposit	14,557	7,488	32,271	27,275
Borrowed funds	79,580	41,089	218,306	120,471
Mortgagors’ escrow	66	1	181	2

Total interest expense	105,605	52,985	281,910	165,213

Net interest income	171,993	115,505	620,736	332,162
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	171,993	115,505	620,736	332,162

Non-interest Income (Loss):
Fee income	13,915	17,195	45,873	43,557
Net securities gains (losses)	412	5,478	(146,859)	22,544
Other	12,182	7,648	38,742	24,341

Total non-interest income (loss)	26,509	30,321	(62,244)	90,442

Non-interest Expense:
Operating expenses:
Compensation and benefits	23,254	19,737	72,049	58,606
Occupancy and equipment	10,834	6,246	30,142	17,765
General and administrative	11,235	8,050	34,180	22,956
Other	2,134	1,230	5,784	3,810

Total operating expenses	47,457	35,263	142,155	103,137
Amortization of core deposit intangibles	2,860	1,500	8,580	4,500

Total non-interest expense	50,317	36,763	150,735	107,637

Income before income taxes	148,185	109,063	407,757	314,967
Income tax expense	49,353	36,878	136,147	103,661

Net Income	$98,832	$72,185	$271,610	$211,306

Comprehensive income, net of tax:
Unrealized gain (loss) on securities, net of tax	59,368	(36,892)	(19,672)	(49,157)

Comprehensive income	$158,200	$35,293	$251,938	$162,149

Basic earnings per share (1)	$0.38	$0.41	$1.05	$1.18

Diluted earnings per share (1)	$0.38	$0.40	$1.01	$1.15

(1)	Per-share amounts for the three and nine months ended September 30, 2003 have been adjusted to reflect a 4-for-3 stock split on February 17, 2004.

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2004
Common Stock (Par Value: $0.01):
Balance at beginning of year	$1,949
Shares issued in secondary offering and stock split	785

Balance at end of period	2,734

Paid-in Capital in Excess of Par:
Balance at beginning of year	2,565,620
Shares issued in secondary offering	399,431
Allocation of ESOP stock	6,492
Allocation of Recognition and Retention Plan shares	11,102
Tax effect of stock plans	26,371
Shares issued and cash in lieu of fractional shares related to stock split	(1,278)

Balance at end of period	3,007,738

Retained Earnings:
Balance at beginning of year	434,577
Net income	271,610
Dividends paid on common stock	(185,708)
Exercise of stock options	(85,024)

Balance at end of period	435,455

Treasury Stock:
Balance at beginning of year	(79,745)
Purchase of common stock (9,180,268 shares)	(272,880)
Shares issued in satisfaction of stock option exercises (4,140,661 shares)	125,408

Balance at end of period	(227,217)

Employee Stock Ownership Plan:
Balance at beginning of year	(15,950)
Earned portion of ESOP	971

Balance at end of period	(14,979)

SERP and Deferred Compensation Plans:
Balance at beginning of year	(3,113)
Earned portion of SERP	—

Balance at end of period	(3,113)

Recognition and Retention Plans:
Balance at beginning of year	(41)
Earned portion of RRPs	41

Balance at end of period	—

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(34,640)
Net unrealized depreciation in securities transferred from available for sale to held to maturity, net of tax	(24,039)
Net unrealized appreciation in securities available for sale, net of tax	4,367

Balance at end of period	(54,312)

Total stockholders’ equity	$3,146,306

See accompanying notes to unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$271,610	$211,306
Depreciation and amortization	9,895	5,085
(Accretion of discounts) amortization of premiums, net	(60,058)	22,381
Net decrease (increase) in net deferred loan origination fees	1,791	(4,761)
Amortization of core deposit intangibles	8,580	4,500
Net securities losses (gains)	146,859	(22,544)
Net gain on sale of loans	(1,014)	(2,127)
Changes to stock plans, including related tax benefits	37,514	12,046
Allocated portion of ESOP	7,463	6,375
Changes in assets and liabilities:
Increase in goodwill, net	(33,381)	—
Decrease in deferred income taxes, net	1,331	4,867
Increase in other assets	(96,070)	(65,435)
(Decrease) increase in official checks outstanding	(53,801)	10,518
Increase (decrease) in other liabilities	3,887	(42,063)

Net cash provided by operating activities	244,606	140,148

Cash Flows from Investing Activities:
Proceeds from repayments and redemptions of securities held to maturity	817,538	32,670
Proceeds from repayments, redemptions, and sales of securities available for sale, net	7,497,824	4,790,357
Purchase of securities held to maturity	(825,000)	(1,153,450)
Purchase of securities available for sale	(5,630,590)	(4,713,825)
Net purchase of FHLB stock	(44,335)	(31,922)
Net increase in loans	(2,307,764)	(679,502)
Proceeds from sale of loans	236,729	244,014
Purchase or acquisition of premises and equipment, net	(8,150)	(5,124)

Net cash used in investing activities	(263,748)	(1,516,782)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	54,193	15,716
Net decrease in deposits	(126,913)	(338,031)
Net increase in borrowed funds	11,740	1,946,875
Cash dividends	(185,708)	(84,703)
Treasury stock purchases	(272,880)	(155,542)
Net cash received from stock option exercises	40,384	31,866
Proceeds from shares issued in secondary offering, net	399,532	—
Cash in lieu of fractional shares related to stock split	(594)	(278)

Net cash (used) provided by financing activities	(80,246)	1,415,903

Net (decrease) increase in cash and cash equivalents	(99,388)	39,269
Cash and cash equivalents at beginning of period	287,071	97,645

Cash and cash equivalents at end of period	$187,683	$136,914

Supplemental information:
Cash paid for:
Interest	$347,079	$162,479
Income taxes	95,967	132,083
Non-cash investing activities:
Transfer to other real estate owned from loans	$9,253	$47
Transfer of securities from available for sale to held to maturity, at fair value	961,607	—

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. Certain reclassifications have been made to prior-year financial statements to conform to the 2004 presentation. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

On October 31, 2003, the Company merged with Roslyn Bancorp, Inc. (“Roslyn”) in a purchase transaction, resulting in the exchange of 0.75 Company common shares for each share of Roslyn common stock held at the merger date. At the same time, Roslyn Savings Bank merged with and into the Bank. The Company’s earnings for the three and nine months ended September 30, 2004 therefore reflect three and nine months, respectively, of combined operations.

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

On January 1, 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), (“FIN 46R”)”. In accordance with the provisions of FIN 46R, the Company deconsolidated its wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). The deconsolidation resulted in the Company recording, on a stand-alone basis, a liability to the trusts totaling $16.5 million under “borrowed funds” on the consolidated statements of financial condition. Previously, the liability was recorded in borrowed funds on the basis of the amount owed by the trust subsidiary. The adoption of FIN 46R had no effect on net income, stockholders’ equity, or regulatory capital.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Shareholders and incorporated by reference into the Company’s 2003 Annual Report on Form 10-K.

Note 2. Stock-based Compensation

The Company had eight stock option plans at September 30, 2004 and five at September 30, 2003. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s net income and earnings per share would have equaled the pro forma amounts indicated in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003(1)	2004	2003(1)
Net Income:
As reported	$98,832	$72,185	$271,610	$211,306
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	2,960	14,076	8,880	42,227

Pro forma	$95,872	$58,109	$262,730	$169,079

Basic Earnings Per Share:
As reported	$0.38	$0.41	$1.05	$1.18
Pro forma	$0.37	$0.33	$1.01	$0.95

Diluted Earnings Per Share:
As reported	$0.38	$0.40	$1.01	$1.15
Pro forma	$0.37	$0.32	$0.98	$0.92

(1)	Per-share amounts for the three and nine months ended September 30, 2003 have been adjusted to reflect a 4-for-3 stock split on February 17, 2004.

Please see “Accounting for Stock Options” under Note 6 on page 9 of this filing.

Note 3. Available-for-Sale Securities

The following table sets forth the amortized cost and estimated market values of the Company’s available-for-sale securities at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
(in thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Securities Available for Sale:
Debt and equity securities:
United States Government agency obligations	$—	$—	$61,254	$61,038
Corporate bonds	44,977	43,663	131,387	126,882
State, county, and municipal	5,136	5,051	5,139	5,259
Other bonds	1,018	1,018	1,023	1,023
Capital trust notes	36,449	26,314	397,354	399,789
Equities	129,113	120,413	184,075	181,666

Total debt and equity securities available for sale	216,693	196,459	780,232	775,657

Mortgage-backed and -related securities:
Agency certificates	1,455,285	1,440,374	1,637,121	1,633,485
Agency collateralized mortgage obligations	621,151	613,978	2,935,518	2,889,518
Private label collateralized mortgage obligations	1,023,372	1,015,220	977,871	976,657
Other mortgage-backed securities	1,597	1,613	1,717	1,717

Total mortgage-backed and -related securities available for sale	3,101,405	3,071,185	5,552,227	5,501,377

Total securities available for sale	$3,318,098	$3,267,644	$6,332,459	$6,277,034

Note 4. Borrowed Funds

The following is a summary of the Company’s borrowed funds at September 30, 2004 and December 31, 2003:

(in thousands)	September 30, 2004	December 31, 2003
FHLB-NY advances	$3,244,681	$2,385,830
Repurchase agreements	5,906,849	6,750,240
Senior debt	200,828	204,893
Preferred stock of subsidiaries	162,000	162,000
Junior subordinated debentures	444,931	428,050

Total borrowed funds	$9,959,289	$9,931,013

At September 30, 2004, the Company had $444.9 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at quarter-end. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table presents a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of September 30, 2004:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(in thousands)
Haven Capital Trust I (2)	10.460%	$17,456	$16,682	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II (2)	10.250	22,231	21,448	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I (2)	11.045	9,892	9,583	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I (2)	10.600	14,776	14,312	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	5.610	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	5.510	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	5.470	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,241	182,736	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	4.760	64,301	62,352	March 20, 2002	April 1, 2032	April 1, 2007

		$444,931	$428,395

(1)	Excludes the effect of purchase accounting adjustments.
(2)	In the second quarter of 2003, the Company entered into four interest rate swap agreements related to these securities. Under these agreements, which were designated and accounted for as “fair value hedges” aggregating a notional value of $65.0 million, the Company receives a fixed interest rate of 10.51%, which is equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR.

Note 5. Pension and Other Post-retirement Benefits

The following tables set forth the disclosures required under SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company:

	For the Three Months Ended September 30,
	2004		2003
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Service cost	$—	$2	$146	$3
Interest cost	1,254	266	1,299	253
Expected return on plan assets	(1,973)	—	(1,773)	—
Curtailment charge	—	—	60	—
Amortization of unrecognized loss (gain)	214	7	387	(2)
Amortization of prior service liability	51	11	224	(39)

Net periodic (credit) expense	$(454)	$286	$343	$215

	For the Nine Months Ended September 30,
	2004		2003
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Service cost	$—	$6	$440	$9
Interest cost	3,763	797	3,897	759
Expected return on plan assets	(5,920)	—	(5,319)	—
Curtailment charge	—	—	180	—
Amortization of unrecognized loss (gain)	643	22	1,161	(6)
Amortization of prior service liability	152	32	671	(117)

Net periodic (credit) expense	$(1,362)	$857	$1,030	$645

As discussed in the notes to the consolidated financial statements presented in the Company’s 2003 Annual Report to Shareholders, the Company expects to contribute approximately $100,000 to its pension plans in 2004. The three- and nine-month 2004 amounts that appear in the tables above each exclude a net credit to net periodic post-retirement expense of $17,000, as a result of the application of FASB Staff Position (“FSP”) SFAS 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003.” At September 30, 2004, the application of FSP SFAS 106-2 reduced the Company’s accumulated post-retirement benefit obligation by $631,000.

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

Accounting for Stock Options

In March 2004, the FASB published an Exposure Draft, “Share-based Payment, an Amendment of FASB Statement Nos. 123 and 95.” The Exposure Draft proposes changes in accounting that would replace existing requirements under SFAS No. 123 and APB Opinion No 25. Under the proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to employee stock options only be disclosed in the footnotes to the financial statements. In October 2004, the FASB announced that the expensing of stock options would be effective for any interim or annual period beginning after June 15, 2005.

Accounting for Loan Commitments

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB No. 105 clarifies certain provisions of SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amended portions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for periods following March 31, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. The adoption of these provisions of SFAS No. 149 on April 1, 2004, did not have any impact on the Company’s consolidated financial statements, as the Company has determined that the loan commitments relating to the origination of mortgage loans held for sale outstanding as of September 30, 2004 do not constitute a derivative instrument and therefore do not fall under the scope of SFAS No.149. As such loans are originated on a conduit basis (for which a flat fee is received from the third-party originator), they do not carry any inherent interest rate risk.

Deconsolidation of Trust Subsidiaries

In accordance with FIN 46R, the Company deconsolidated all of its trust subsidiaries on January 1, 2004, resulting in the Company recording, on a stand-alone basis, a liability to these trusts totaling $16.5 million under “borrowed funds” on the consolidated statements of financial condition. Previously, the liability was recorded in borrowed funds on the basis of the amount owed by the trust subsidiary. The impact of FIN 46R is further discussed in Notes 2 and 5 of this filing. The adoption of FIN 46R also resulted in the recording of the stand-alone Company’s investment in these trusts as an “other asset” in the consolidated statements of financial condition, equal to the aforementioned $16.5 million in borrowed funds, at September 30, 2004. The prior-period consolidated financial statements are not retroactively adjusted for this pronouncement.

The Company’s existing interest rate swap agreements, which were designated and accounted for as “fair value hedges,” were also impacted by the adoption of FIN 46R. The notional amount of the four interest rate swap agreements totaled $65.0 million at September 30, 2004 and equaled the amount of the fixed-rate capital securities issued by the same four trust subsidiaries. The interest rate swap agreements, which convert fixed-rate instruments to variable-rate, have been redesignated to hedge the $65.0 million of the Company’s fixed-rate junior subordinated debentures to four of its trust subsidiaries. The maturity dates, call features, and other critical terms of the “fair value hedges” match the terms of the junior subordinated debentures issued by the Company to each trust subsidiary.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the FASB issued FSP SFAS 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”),” which supersedes FSP SFAS 106-1 of the same name. Previously, as permitted under FSP SFAS 106-2, the Company had elected to defer accounting for certain of the effects of the Act. The Company adopted FSP SFAS 106-2 on July 1, 2004. The impact of adopting FSP SFAS 106-2 on the Company’s accumulated post-retirement benefit obligation and net periodic benefit costs is further discussed in Note 5 on page 8 of this filing.

Other-Than-Temporary Impairments of Certain Investments

On March 31, 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. This delay will be superseded concurrent with the final issuance of FSP EITF 03-01a. During the period of delay, the Company continues to apply the relevant “other-than-temporary” guidance under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, competition, and demand for financial services and loan, deposit, and investment products in the Company’s local markets; changes in the quality or composition of the loan or investment portfolios; the outcome of pending or threatened litigation; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing, and services.

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

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and post-retirement health care and life insurance benefits. The Company records annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return, assumed rates of compensation increases, turnover rates, and health care cost trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its employee benefit plans are reasonable, based upon the advice of its actuaries.

Investment Securities

The Company’s portfolio of available-for-sale securities is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The market values of the Company’s securities, particularly fixed-rate mortgage-backed and -related securities, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. There were no securities write-downs during the nine months ended September 30, 2004.

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

Overview

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Bank”) and the fourth largest thrift in the nation, based on total assets of $23.6 billion at September 30, 2004.

The Bank currently serves its customers through a network of 142 banking offices in New York City, Long Island, Westchester County, and New Jersey. Of these, 88 are traditional branches, 52 are located in-store, and two are customer service centers. The number of traditional branches includes a de novo branch in Mineola, New York that opened on July 12, 2004.

The Bank operates its branch network through seven community-based divisions, each of which represents the Bank in a specific county or community. In New York, the Bank operates through five divisions: Queens County Savings Bank, with 33 branches located in Queens; Roslyn Savings Bank, with 61 locations on Long Island; Richmond County Savings Bank, with 23 locations on Staten Island; Roosevelt Savings Bank, with nine branches located in Brooklyn; and CFS Bank, with four branches located in Westchester County, one in Manhattan, and two in the Bronx. In New Jersey, the Bank operates through two divisions: First Savings Bank of New Jersey, with four branches located in Bayonne (Hudson County); and Ironbound Bank, with five branches in Essex and Union counties.

In addition to operating the largest supermarket banking franchise in the New York Metro region, the Bank ranks among the region’s leading producers of multi-family mortgage loans. The majority of the Company’s multi-family loans are made on rent-controlled and rent-stabilized apartment buildings in New York City. Multi-family loans totaled $9.2 billion at September 30, 2004, representing 73.3% of loans outstanding and 39.0% of total assets at that date.

The Company combines the strengths of four financial institutions: Queens County Bancorp, Inc., which changed its name to New York Community Bancorp, Inc. on November 21, 2000; Haven Bancorp, Inc. (“Haven”), which was acquired by the Company in a purchase transaction on November 30, 2000; Richmond County Financial Corp. (“Richmond County”), which merged with and into the Company in a purchase transaction on July 31, 2001; and Roslyn Bancorp, Inc. (“Roslyn”), which merged with and into the Company in a purchase transaction on October 31, 2003.

The number of shares outstanding at September 30, 2004 was 265,090,409, reflecting a 4-for-3 stock split on February 17, 2004; an offering of 13.5 million shares of the Company’s common stock completed on January 30, 2004; and the repurchase of 9,180,268 shares in the first nine months of the year. Included in the latter number of shares were 3,215,727 shares repurchased under the Board of Directors’ five million-share repurchase authorization on April 20, 2004, with the majority having been repurchased in the first half of the year. Unless otherwise stated, all references to share and per-share amounts in this filing, including those cited above, have been adjusted to reflect the 4-for-3 stock split on February 17, 2004.

Pursuant to a strategic review conducted in the second quarter, the Company announced on July 1st that it had repositioned its balance sheet, thereby improving its interest rate risk profile. In connection with the repositioning, which took place at the end of the second quarter, the Company sold $5.1 billion of securities with an average yield of 4.62% and an expected weighted average life of six years, and utilized the proceeds to pay down $5.1 billion of wholesale borrowings. The sale of securities resulted in an after-tax loss (the “repositioning charge”) of $94.9 million, or $0.35 per diluted share, in the second quarter, which is reflected in the consolidated statements of income for the nine months ended September 30, 2004. In addition, the Company extended $2.4 billion of short-term wholesale borrowings to an average maturity of three years with an average cost of 3.32%, and reclassified $1.0 billion of available-for-sale securities as held-to-maturity securities. The reclassified securities had a net unrealized loss of $29.3 million, net of tax, on the date of transfer. Please see “Asset and Liability Management and the Management of Interest Rate Risk” beginning on page 22 of this filing for a further discussion of the repositioning of the balance sheet, as well as the discussions of investment securities and sources of funds on pages 19 through 21.

In the third quarter of 2004, the Company continued to enhance the quality of its balance sheet by taking the following actions: (1) funding loan growth with the cash flows produced by the securities portfolio and an increase in deposits; (2) reducing the securities portfolio through redemptions and profitable sales; (3) utilizing the excess cash flows from securities to reduce the balance of wholesale borrowings; and (4) strengthening its tangible stockholders’ equity and tangible capital ratios. While total assets declined from $24.1 billion at June 30, 2004 to $23.6 billion at the end of September, total loans grew $693.6 million to $12.6 billion over the course of the quarter, and total securities simultaneously declined $945.2 million to $7.5 billion. Loans thus represented 53.2% of total assets at the close of the current third quarter, while securities represented 31.8%. At the same time, deposits rose $185.9 million to $10.2 billion, and wholesale borrowings declined $772.6 million to $9.2 billion. Tangible stockholders’ equity rose $109.4 million to $1.1 billion, representing 5.12% of tangible assets, signifying a linked-quarter increase of 61 basis points.

The Company recorded nine-month 2004 net income of $271.6 million, up 28.5% from $211.3 million in the first nine months of 2003. The 2004 amount was equivalent to $1.01 on a diluted per share basis, as compared to $1.15 in the year-earlier nine-month period. The 2004 amounts reflect the impact of the $94.9 million, or $0.35 per diluted share, repositioning charge in the second quarter.

Third quarter net income accounted for $98.8 million and $72.2 million, respectively, of the nine-month 2004 and 2003 totals, or $0.38 and $0.40, respectively, of nine-month 2004 and 2003 diluted earnings per share. While net income was buoyed by the addition of Roslyn’s interest-earning assets and the Company’s organic loan production over the past four quarters, these favorable factors were tempered by the impact of the balance sheet repositioning at the end of the second quarter and by the significant flattening of the yield curve in the third quarter of the year. While short-term interest rates rose during the quarter, long term rates declined substantially. These factors contributed to the contraction of the Company’s interest rate spread, net interest margin, and net interest income during the three months ended September 30, 2004.

Recent Events

Dividend Payment

On October 19, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share, payable on November 16, 2004 to shareholders of record at November 1, 2004.

Financial Condition

The Company recorded total assets of $23.6 billion at September 30, 2004, representing a $463.1 million, or 1.9%, reduction from the June 30, 2004 balance, but a $183.3 million, or 0.8%, increase from the balance recorded at December 31, 2003. While the loan portfolio grew significantly over the nine-month period, the increase in loans was tempered by the aforementioned sale of securities in the second quarter and by the further reduction of the securities portfolio through redemptions and sales in the third quarter of the year.

Consistent with the aforementioned balance sheet repositioning, the Company utilized the cash flows produced by the securities portfolio and a rise in deposits to fund its loan production during the third quarter of 2004. Loans totaled $12.6 billion at the third quarter-end, up $2.1 billion, or 19.7%, from the year-end 2003 balance, including a $693.6 million, or 5.8%, increase from the balance recorded at June 30, 2004. Mortgage loans totaled $12.4 billion at September 30, 2004, representing 52.7% of total assets, up $2.3 billion, or 22.1%, from the balance recorded at year-end 2003. The latter increase reflects mortgage originations totaling $4.6 billion, which significantly offset principal repayments totaling $2.3 billion. Loan growth was largely driven by an increase in loans secured by multi-family buildings and, to a lesser extent, by an increase in commercial real estate and construction loans.

Securities, meanwhile, totaled $7.5 billion, down $2.0 billion, or 20.9%, from the year-end 2003 balance, including a $945.2 million, or 11.2%, reduction from the balance recorded at June 30, 2004. Securities available for sale amounted to $3.3 billion at September 30, 2004, down $3.0 billion, or 47.9%, from the year-end 2003 balance, including a $666.0 million, or 16.9%, decline from the June 30, 2004 amount. Securities held to maturity totaled $4.3 billion at September 30, 2004, reflecting a $1.0 billion, or 31.9%, increase since the end of December, but a $279.2 million, or 6.2%, reduction since the second quarter-end.

The quality of the Company’s assets was maintained in the current third quarter, which was the Company’s 40th consecutive quarter without any net charge-offs against the allowance for loan losses. In addition, the balance of non-performing assets improved to $28.6 million, representing 0.12% of total assets at September 30, 2004. In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $78.3 million, equivalent to 276.07% of non-performing loans and 0.62% of total loans at the third quarter-end.

Goodwill totaled $2.0 billion at the close of the third quarter, and included an $11.5 million charge stemming from the sale of securities acquired in the Roslyn merger in connection with the second quarter 2004 balance sheet repositioning. Core deposit intangibles totaled $90.4 million at September 30, 2004, down $8.6 million from the year-end amount, reflecting amortization over the nine-month period.

Other assets totaled $747.1 million at September 30, 2004, up $112.6 million, or 17.7%, from the total at December 31, 2003. Included in the third quarter-end amount was the Company’s investment in Bank-owned Life Insurance (“BOLI”), which rose $115.4 million to $490.4 million, primarily reflecting an additional purchase of $100.0 million in the second quarter and an increase in the cash surrender value of the policies over the nine-month period.

Deposits totaled $10.2 billion at September 30, 2004, and were down $126.9 million from the year-end 2003 balance, but up $185.9 million from the balance recorded at the linked quarter-end. While core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing deposits) rose $426.9 million to $6.4 billion over the nine-month period, the increase was offset by a $553.8 million reduction in certificates of deposit (“CDs”) to $3.8 billion.

In the third quarter of 2004, the excess cash flows from the securities portfolio were used to further reduce the balance of the Company’s wholesale borrowings. Borrowed funds thus totaled $10.0 billion at September 30, 2004, up $28.3 million from the December 31, 2003 balance, but down $772.1 million from the balance at June 30, 2004. Wholesale borrowings represented $9.2 billion of the September 30, 2004 balance, as compared to $9.9 billion and $9.1 billion of the respective balances at June 30, 2004 and December 31, 2003. Junior subordinated debentures and other borrowings comprised the remaining balance of total borrowed funds at September 30, 2004, and totaled $444.9 million and $362.8 million, respectively.

Stockholders’ equity totaled $3.1 billion at September 30, 2004, and was up $277.6 million from the year-end 2003 total, including a $106.0 million increase from the balance recorded at June 30, 2004. The third quarter-end amount represented 13.32% of total assets, as compared to 12.24% and 12.62%, respectively, at the earlier dates. Tangible stockholders’ equity totaled $1.1 billion at the close of the current third quarter, and was up $252.8 million and $109.4 million, respectively, from the earlier amounts. Tangible stockholders’ equity equaled 5.12% of tangible assets at the end of September, up from 4.51% and 3.97%, respectively, at June 30, 2004 and December 31, 2003. In addition, the Company continued to exceed the minimum regulatory capital requirements for a bank holding company at the close of the current third quarter, with a leveraged capital ratio of 7.94%, a Tier 1 risk-based capital ratio of 15.22%, and a total risk-based capital ratio of 17.03%.

Mortgage and Other Loans

The Company produced a record volume of loans in the nine months ended September 30, 2004, nearly doubling the volume produced in the first nine months of 2003. Loan originations totaled $4.6 billion and $2.4 billion during the current and year-earlier nine-month periods, signifying a year-over-year increase of 96.1%. Mortgage originations accounted for $4.6 billion of current nine-month loan production, with other loans accounting for the remaining $52.9 million.

Reflecting the volume of loans produced, and the offsetting impact of repayments, mortgage loans outstanding rose 22.1% to $12.4 billion at September 30, 2004 from $10.2 billion at December 31, 2003. The September 30, 2004 total was up $699.6 million, or 6.0%, from the $11.7 billion balance recorded at June 30, 2004.

Multi-family loans accounted for $1.1 billion, or 75.1%, of third quarter 2004 loan originations and for $3.3 billion, or 71.5%, of loans originated in the first nine months of the year. At September 30, 2004, multi-family loans totaled $9.2 billion, signifying an 8.0% increase from $8.5 billion at the close of the second quarter and a 25.1% increase from $7.4 billion at December 31, 2003. The latter amounts represented 74.1%, 72.7%, and 72.3% of mortgage loans outstanding at the respective dates. At September 30, 2004, the average multi-family loan had a principal balance of $3.0 million and a loan-to-value ratio of 56.8%.

The Company’s multi-family loans generally feature a fixed rate of interest for the first five years of the mortgage and a rate that adjusts annually over a subsequent five-year period. Loans that refinance in years one through five are subject to prepayment penalties ranging from five points to one point of the loan balance as the loan progresses. However, the Company’s multi-family niche is largely a refinancing business, and the typical multi-family loan refinances within the first five years. Accordingly, the expected weighted average life of the Company’s multi-family loan portfolio was 3.4 years at September 30, 2004.

The majority of the Company’s multi-family loans are secured by rent-controlled and –stabilized apartment buildings in New York City. Because the rents on the apartments are typically below market, the buildings tend to be fully occupied, even during times of economic adversity. The Company’s asset quality has been supported by such multi-family credits, which have not incurred a loss for more than twenty years.

Among the loans originated in the current third quarter was a $250.0 million multi-family loan made to Riverbay Corporation — Co-op City on September 29th. The 20-year loan had a loan-to-value ratio of 20.7% at inception, and features a five-year adjustable rate of interest, with a floor of 5.20% in years one through five, a floor of 6.20% in years six through ten, and a floor of 6.70%, beginning in the 11th year. The $250.0 million loan is part of a $480.0 million financing package, which also includes a $230.0 million construction loan. The first $50.0 million of the construction loan features the same term and rates as the multi-family component and was originated on the same date. The remaining $180.0 million of the construction loan will be advanced over a 42-month period at a floating rate of interest equal to 150 basis points above prime. Advances will be made as various stages of construction are completed, as certified by a consulting engineer engaged by the Company. On each anniversary of the original loan, the funds advanced under the construction component during the prior twelve-month period will be combined with the multi-family credit. When the loan has been fully funded, the loan-to-value ratio will be 33.2%, based on the current appraised value of the underlying property.

Including the aforementioned $50.0 million Co-op City loan, construction loans represented $455.0 million, or 9.8%, of originations in the current nine-month period, including $194.9 million, or 13.4%, of originations in the third quarter of the year. At September 30, 2004, the construction loan portfolio totaled $762.3 million, up $7.0 million from the June 30, 2004 balance, and up $118.7 million, or 18.0%, from the balance recorded at December 31, 2003. In addition to the Co-op City loan, the increase in construction loans reflects the addition of Roslyn’s expertise in residential subdivision construction lending, the benefit of which is also reflected in the joint venture income produced through this lending niche. Construction loans are typically originated for terms of 18 to 24 months, with a floating rate of interest that is tied to various economic indices. The loans have a strong credit history, with no losses having been recorded in more than a decade, and generate fee income in the form of points up front and, occasionally, over the life of the loan.

Commercial real estate loans accounted for $693.2 million, or 15.0%, of originations in the first nine months of 2004, including $123.9 million, or 8.5%, of originations in the third quarter of the year. The portfolio of commercial real estate loans totaled $1.9 billion at September 30, 2004, up $52.5 million, or 2.8%, from the June 30, 2004 balance, and up $466.8 million, or 32.3%, from the balance recorded at December 31, 2003. The average loan in the commercial real estate portfolio had a principal balance of $1.9 million and a 57.9% loan-to-value ratio at September 30, 2004. The expected weighted average life of the portfolio was 3.8 years at that date.

Since December 1, 2000, the Company has maintained a policy of originating one-to-four family mortgage loans and consumer loans on a conduit basis, and selling such loans to a third party within ten business days of the loans being closed. Reflecting this policy, and a high level of repayments, the balance of one-to-four family loans declined $182.1 million, or 24.9%, from the December 31, 2003 balance to $548.9 million, representing 4.4% of mortgage loans outstanding, at September 30, 2004.

During this time, other loans declined $183.1 million, or 58.8%, to $128.5 million. The reduction was primarily due to the first quarter 2004 sale of home equity loans totaling $129.9 million that had been acquired in the Roslyn merger, and the continuation of the Company’s conduit policy. Reflecting the Company’s practice of originating one-to-four family and other loans for sale to a third party within ten days of closing, the balance of other loans at September 30, 2004 and December 31, 2003 included $1.8 million and $7.6 million of loans held for sale, respectively.

At October 20, 2004, the Company had a pipeline of $1.3 billion, with multi-family loans representing approximately 78% of that amount. While the Company expects to close the loans in its pipeline by year-end, its ability to do so may be impacted by such factors as a change in market interest rates, a change in economic conditions, or an increase in competition from other thrifts and banks. However, based on the net loan growth achieved in the first nine months of the year, it is currently management’s expectation that loans will grow at an annual rate of 25% by the end of December, primarily reflecting an increase in multi-family loans.

Asset Quality

Asset quality improved during the current third quarter, with no net charge-offs being recorded against the allowance for loan losses, consistent with the Company’s experience since the fourth quarter of 1994. In addition, non-performing assets totaled $28.6 million, representing 0.12% of total assets, at September 30, 2004, an improvement from $33.7 million, representing 0.14% of total assets, at June 30, 2004, and from $34.4 million, representing 0.15% of total assets, at December 31, 2003.

Non-performing loans totaled $28.4 million at September 30, 2004, up from $22.5 million at the close of the second quarter, but an improvement from $34.3 million at December 31, 2003. Non-performing loans represented 0.23% of total loans at the end of September, as compared to 0.19% and 0.33% of total loans, respectively, at the earlier dates. Included in the September 30, 2004 amount were non-accrual mortgage loans totaling $25.6 million and other non-accrual loans totaling $2.7 million.

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

Other real estate owned accounted for the remaining $268,000 of non-performing assets at the close of the current third quarter, representing a $176,000 increase from the year-end 2003 balance, but an $11.0 million reduction from the balance recorded at June 30, 2004. The linked-quarter improvement reflects the sale of two assisted living facilities in September that had been added to “other real estate owned” in the second quarter of the year. The Company had acquired title to the facilities in connection with the foreclosure of a large commercial credit, in the amount of $9.0 million, which had been acquired in the Roslyn merger and been reserved for by Roslyn over two years before. In connection with the acquisition of the facilities from the borrower’s estate in a bankruptcy proceeding, the Company incurred approximately $2.0 million in costs relating to the borrowers’ accounts payable, which had accrued over the course of its bankruptcy, and the transaction closing. The Company sold the properties, which had a carrying value of $11.0 million, to an unrelated third party for $13.0 million, without incurring any loss. The Company received net proceeds of $12.5 million at closing; the $1.5 million difference between the net proceeds received and the carrying value has been reserved for post-closing settlement expenses.

Expenses in excess of revenues from ongoing operations of the foregoing facilities are included in “other expenses” in the consolidated statements of income and amounted to $251,000 for the nine months ended September 30, 2004.

In the absence of any net charge-offs or provisions for loan losses, the loan loss allowance was maintained at $78.3 million, representing 276.07% of non-performing loans and 0.62% of total loans at September 30, 2004. At December 31, 2003, the same allowance represented 228.01% of non-performing loans and 0.75% of total loans. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

For more information regarding asset quality and the loan loss allowance, see the discussion of the allowance for loan losses beginning on page 11 and the discussion of the provision for loan losses on page 32.

Asset Quality Analysis

(dollars in thousands)	At or For the Nine Months Ended September 30, 2004 (unaudited)	At or For the Year Ended December 31, 2003
Allowance for Loan Losses:
Balance at beginning of period	$78,293	$78,293
Provision for loan losses	—	—

Balance at end of period	$78,293	$78,293

Non-performing Assets at Period-end:
Non-accrual mortgage loans	$25,648	$32,344
Other non-accrual loans	2,712	1,994
Loans 90 days or more delinquent and still accruing interest	—	—

Total non-performing loans	28,360	34,338
Other real estate owned	268	92

Total non-performing assets	$28,628	$34,430

Ratios:
Non-performing loans to total loans	0.23%	0.33%
Non-performing assets to total assets	0.12	0.15
Allowance for loan losses to non-performing loans	276.07	228.01
Allowance for loan losses to total loans	0.62	0.75

Investment Securities

On July 1, 2004, the Company announced its decision to deleverage the balance sheet and to fund the growth of its interest-earning assets primarily through cash flows from the securities portfolio. In connection with its decision to deleverage, the Company sold $5.1 billion of securities at the end of the second quarter and transferred $1.0 billion of securities from the “available-for-sale” portfolio to the portfolio of securities “held to maturity.” The reduction in securities continued in the third quarter, as the cash flows from redemptions and sales were deployed into loan production, rather than new securities.

Securities thus totaled $7.5 billion at September 30, 2004, representing a $945.2 million, or 11.2%, decline from $8.5 billion at June 30, 2004 and a $2.0 billion, or 20.9%, decline from $9.5 billion at December 31, 2003. The September 30, 2004 balance represented 31.8% of total assets, a reduction from 35.1% and 40.5%, at the earlier dates.

Available-for-sale securities represented $3.3 billion, or 43.5%, of total securities at the close of the current third quarter, down $666.0 million and $3.0 billion, respectively, from $3.9 billion and $6.3 billion at June 30, 2004 and December 31, 2003, respectively. Held-to-maturity securities represented the remaining $4.3 billion of the September 30, 2004 total, and were down $279.2 million from the second quarter-end level, but up $1.0 billion from the year-end 2003 amount. The nine-month increase reflects the second quarter 2004 reclassification of $1.0 billion of available-for-sale securities as held-to-maturity securities.

Mortgage-backed securities represented $3.1 billion, or 94.0%, of available-for-sale securities at the close of the current third quarter, as compared to $3.6 billion and $5.5 billion at June 30, 2004 and December 31, 2003, respectively. The remainder of the available-for-sale portfolio at September 30, 2004 consisted of debt and equity securities totaling $196.5 million, as compared to $332.9 million and $775.7 million, respectively, at the earlier dates. Included in the September 30, 2004 amount were preferred stock totaling $99.3 million, corporate bonds totaling $43.7 million, and capital trust notes totaling $26.3 million.

At September 30, 2004, mortgage-backed securities represented $2.3 billion, or 55.0%, of total held-to-maturity securities, while debt and equity securities represented the remaining $1.9 billion, or 45.0%. U.S. Government agency obligations represented $1.4 billion, or 72.0%, of debt and equity securities held to maturity, signifying a $722.2 million, or 110.5%, increase from the balance recorded at December 31, 2003. The remainder of the September 30, 2004 balance of debt and equity securities held to maturity primarily consisted of corporate bonds totaling $165.4 million and capital trust notes totaling $308.4 million.

The market value of mortgage-backed and -related securities held to maturity at September 30, 2004 was $2.3 billion, representing 97.3% of the carrying value of such securities at that date. At the same time, the market value of debt and equity securities held to maturity was $1.9 billion, representing 101.1% of the carrying value.

At September 30, 2004, the Company also had stock in the Federal Home Loan Bank of New York (“FHLB-NY”) totaling $215.3 million, as compared to $170.9 million at year-end 2003. The amount of FHLB-NY stock held is a function of the Company’s utilization of FHLB-NY advances, which totaled $3.2 billion at September 30, 2004.

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

While the Bank has several funding sources, its primary sources of funding in the third quarter of 2004 were the cash flows produced by the redemption and sale of securities and, to a lesser extent, principal repayments on loans. For the nine-months ended September 30, 2004, cash flows from securities totaled $8.3 billion, including $1.1 billion in the third quarter, of which $409.3 million stemmed from redemptions and $642.5 million stemmed from sales. Also included in the nine-month amount were sales of securities totaling $5.1 billion in connection with the second-quarter 2004 repositioning of the balance sheet. The cash flows from loans totaled $2.3 billion in the current nine-month period, including $745.1 million in the third quarter of the year.

In connection with the repositioning of the balance sheet at the end of the second quarter, the Company took steps to grow deposits and to reposition its depository products within the local marketplace. The balance of deposits at September 30, 2004 reflects the benefit of these actions. Deposits totaled $10.2 billion at September 30, 2004, down $126.9 million from the year-end 2003 balance, but up $185.9 million from the balance recorded at June 30, 2004. The nine-month decline was the net effect of a $426.9 million, or 7.2%, rise in core deposits to $6.4 billion and a $553.8 million, or 12.7%, decline in CDs to $3.8 billion. The linked-quarter increase in total deposits was the net effect of a $217.5 million, or 3.5%, rise in core deposits and a $31.6 million, or 0.8%, decline in CDs. Core deposits represented 62.7% of total deposits at the close of the current third quarter, as compared to 61.7% and 57.8%, respectively, at June 30, 2004 and December 31, 2003.

The nine-month increase in core deposits was fueled by a $239.9 million, or 10.4%, rise in NOW and money market accounts to $2.5 billion and a $192.4 million, or 6.5%, rise in savings accounts to $3.1 billion. These increases served to offset a $5.3 million, or 0.7%, decline in non-interest-bearing accounts to $714.9 million. On a linked-quarter basis, the increase in core deposits stemmed from a $293.7 million, or 10.3%, rise in savings accounts, which offset a $53.9 million, or 2.1%, decline in NOW and money market accounts and a $22.2 million, or 3.0%, decline in non-interest-bearing accounts.

The core deposit growth recorded on a nine-month and linked-quarter basis was partly offset by the decline in CDs during the same time. At September 30, 2004, CDs represented 37.3% of total deposits, as compared to 38.3% and 42.2%, respectively, at June 30, 2004 and December 31, 2003. The nine-month reduction in CDs largely reflects management’s practice of allowing the run-off of higher cost “hot money” deposits, and transitioning customers, when appropriate, into revenue-producing annuities and mutual funds sold by the Bank. The reduction in CDs slowed considerably in the third quarter, reflecting the strategic repositioning of the Company’s depository products, and the initiation of a deposit-gathering campaign.

In the first half of 2004, the Company engaged in a leveraged growth strategy, utilizing FHLB-NY advances and repurchase agreements to invest in mortgage-backed and –related securities at favorable spreads. To improve its interest rate risk profile at a time when interest rates were changing, the Company repositioned its balance sheet at the end of the second quarter, utilizing the proceeds from the previously mentioned sale of securities to pay down $5.1 billion of collateralized wholesale borrowings. In the third quarter of 2004, excess cash flows were utilized to further reduce said balance. Accordingly, collateralized wholesale borrowings totaled $9.2 billion at September 30, 2004, up $15.5 million from the balance recorded at December 31, 2003, but down $772.6 million from the balance recorded at June 30, 2004. While the nine-month increase reflects an $858.9 million rise in FHLB-NY advances to $3.2 billion and an $843.4 million decrease in repurchase agreements to $5.9 billion, the linked-quarter reduction reflects an $852.1 million decline in repurchase agreements, which was partly tempered by a $79.4 million increase in FHLB-NY advances. Of the repurchase agreements recorded at September 30, 2004, $4.7 billion, or 80.4%, were with Wall Street brokerage firms and $1.2 billion, or 19.6%, were with the FHLB-NY.

The Company’s line of credit with the FHLB-NY is collateralized by FHLB-NY stock and by certain securities and mortgage loans under a blanket pledge agreement in an amount equal to 110% of outstanding borrowings.

In addition to wholesale borrowings, the Company has borrowed funds in the form of junior subordinated debentures and other borrowings consisting of senior debt and Real Estate Investment Trust (“REIT”)-preferred securities. At September 30, 2004, junior subordinated debentures totaled $444.9 million and other borrowings totaled $362.8 million.

Reflected in junior subordinated debentures at September 30, 2004 are four interest rate swap agreements into which the Company entered in the second quarter of 2003. The agreements effectively converted four of the Company’s junior subordinated debentures from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the junior subordinated debentures. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At September 30, 2004, a $2.9 million liability, representing the fair value of the interest rate swap agreements, was recorded in “other liabilities.” An offsetting adjustment was made to the carrying amount of the junior subordinated debentures to recognize the change in their fair value.

Having shifted away from its leveraged growth strategy, it is management’s expectation that its primary source of funding will continue to be cash flows from principal repayments on mortgage-backed and –related securities and loans, with additional funding stemming from deposits. These funding sources are expected to be deployed into mortgage loan production, primarily within the Company’s multi-family niche. Any excess cash flows will be utilized to further reduce the balance of wholesale borrowings.

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

The Company’s primary market risk lies in its exposure to interest rate volatility. In the second quarter of 2004, the value of the Company’s mortgage-backed and -related securities was negatively impacted by the sudden increase in interest rates on five- and ten-year Treasury notes and the expectation that short-term rates would be rising sooner than anticipated. To improve its interest rate risk profile at a time when interest rates were rising sooner, and more dramatically, than had been expected, the Company implemented the aforementioned balance sheet repositioning, which involved the sale of $5.1 billion of securities; the use of the proceeds to pay down $5.1 billion of collateralized wholesale borrowings; and the extension of $2.4 billion of short-term borrowings to an average three-year maturity. During the third quarter of 2004, the yield curve flattened significantly, with short-term interest rates rising as expected, but long-term rates declining unexpectedly. The repositioning of the balance sheet and the significant flattening of the yield curve contributed to the compression of the Company’s interest rate spread, net interest margin, and net interest income in the third quarter, and are currently expected to place continued pressure in the fourth quarter of the year.

To manage its interest rate risk going forward, the Company is pursuing the following strategies: (1) continuing its emphasis on the origination and retention of multi-family and commercial real estate loans, which tend to refinance within three to five years, and construction loans, which have a typical term of 18 to 24 months; (2) continuing to originate one-to-four family and consumer loans on a conduit basis and to sell them without recourse; and (3) funding loan growth with the cash flows produced by the securities and loan portfolios, and deposits.

The actual duration of mortgage loans and mortgage-backed and -related securities can be significantly impacted by changes in prepayment levels and market interest rates. Mortgage prepayments will vary due to a number of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments have been prevailing interest rates and the related mortgage refinancing opportunities. The decline in long-term interest rates in the third quarter of 2004 contributed to a decline in mortgage refinancings, which contributed to the contraction of the Company’s spread and margin. During the quarter, the majority of loans originated consisted of new product; as a result, the Company realized fewer prepayment penalties which, in turn, contributed to a decline in asset yields.

Management is monitoring the Company’s interest rate sensitivity so that adjustments in the asset and liability mix can be made on a timely basis when deemed appropriate. In the second quarter of 2004, the Company engaged in four interest rate swap transactions. Under the terms of the swaps, the fixed interest rate on $65.0 million of the Company’s capital securities was converted to a variable rate, as further discussed under “Sources of Funds.” The Company does not currently participate in any other activities involving hedging or the use of off-balance sheet derivative financial instruments.

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

Reflecting the repositioning of the Company’s balance sheet, as discussed above and elsewhere in this filing, the Company’s one-year gap was a positive 0.46% at September 30, 2004, as compared to a positive 0.20% at June 30, 2004, and a negative 0.63% at December 31, 2003.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, which, based on certain assumptions stemming from the Bank’s historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2004 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-backed and -related securities, prepayment rates were assumed to range up to 30% annually. Savings accounts were assumed to decay at a rate of 5% for the first five years and 15% for the years thereafter. NOW and money market accounts were assumed to decay at an annual rate of 20% and 50%, respectively.

Prepayment and deposit decay rates can have a significant impact on the Company’s estimated gap. While the Company believes its assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At September 30, 2004
(dollars in thousands)	Three Months Or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More than Five Years to 10 Years	More than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans, net (1)	$1,889,263	$2,018,726	$4,184,984	$4,029,485	$405,583	$14,228	$12,542,269
Mortgage-backed and –related securities (2) (3)	335,926	638,199	1,267,918	1,181,906	1,581,283	405,603	5,410,835
Debt and equity securities (2)	235,520	85,404	18,467	10,000	515,064	1,458,453	2,322,908
Money market investments	1,170	—	—	—	—	—	1,170

Total interest-earning assets	2,461,879	2,742,329	5,471,369	5,221,391	2,501,930	1,878,284	20,277,182

INTEREST-BEARING LIABILITIES:
Savings accounts	39,242	117,727	290,787	262,435	1,351,355	1,077,853	3,139,399
NOW and Super NOW accounts	53,460	160,380	307,929	197,075	339,406	10,949	1,069,199
Money market accounts	73,544	220,633	423,615	271,114	466,918	15,062	1,470,886
Certificates of deposit	1,055,403	1,158,249	1,297,640	195,333	101,188	17	3,807,830
Borrowed funds	583,181	1,634,110	2,505,419	926,462	3,717,209	592,908	9,959,289

Total interest-bearing liabilities	1,804,830	3,291,099	4,825,390	1,852,419	5,976,076	1,696,789	19,446,603

Interest rate sensitivity gap per period (4)	$657,049	$(548,770)	$645,979	$3,368,972	$(3,474,146)	$181,495	$830,579

Cumulative interest sensitivity gap	$657,049	$108,279	$754,258	$4,123,230	$649,084	$830,579

Cumulative interest sensitivity gap as a percentage of total assets	2.78%	0.46%	3.19%	17.45%	2.75%	3.52%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	136.41	102.12	107.60	135.02	103.66	104.27

(1)	For purposes of the gap analysis, non-performing loans have been excluded.
(2)	Debt and equity securities and mortgage-backed and –related securities are shown at their respective carrying values.
(3)	Based on historical repayment experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. At September 30, 2004, a 200-basis point increase in interest rates would have reduced the NPV approximately 6.59%, as compared to 12.54% at June 30, 2004 and 14.46% at December 31, 2003. While the NPV Analysis provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income, and may very well differ from actual results.

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

The following table reflects the projected net interest income estimated for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(2.05)%
- 100 over one year	0.56

(1)	In general, short and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at only half the increment.

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

Liquidity, Off-Balance Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

Liquidity is managed to ensure that cash flows are sufficient to support the Bank’s operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic deposit and loan demand.

As previously indicated, in the first half of 2004, the Bank’s primary funding sources had been borrowed funds and deposits. Additional funding stemmed from interest and principal payments on loans, securities, and mortgage-backed and -related securities, and from the sale of securities and loans. In the third quarter of 2004, the Company discontinued its use of wholesale borrowings and utilized the cash flows produced by the redemption and sale of securities as its primary funding source. While such funding was primarily deployed into loan production, the excess was utilized to reduce the balance of wholesale borrowings.

While borrowed funds and scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage and mortgage-backed securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

The principal investing activity of the Bank is mortgage loan production, with a primary focus on loans secured by rent-controlled and –stabilized multi-family buildings in New York City. Prior to the third quarter of 2004, the Company also invested in mortgage-backed and –related securities and, to a lesser extent, debt and equity securities. In connection with the repositioning of the balance sheet at the end of the second quarter, the Company discontinued such investments and sold $5.1 billion of such securities. Accordingly, in the nine months ended September 30, 2004, the net cash used in investing activities totaled $236.7 million, largely reflecting loan originations totaling $4.6 billion, the purchase of securities available for sale totaling $5.6 billion, and the purchase of securities held to maturity totaling $825.0 million. These items were offset by proceeds from the redemption, repayment, and sale of securities totaling $8.3 billion, including the aforementioned sale of $5.1 billion at the end of the second quarter, and loan sales and repayments totaling $2.6 billion. In addition, the net cash used in financing activities totaled $80.2 million, reflecting an $11.7 million net increase in borrowings and $399.5 million of net proceeds generated by the common stock offering completed on January 30, 2004. These items were partially offset by a $126.9 million reduction in total deposits over the nine months ended September 30, 2004.

The Bank’s investing and financing activities were supported by internal cash flows generated by its operating activities. In the first nine months of 2004, the net cash provided by operating activities totaled $244.6 million.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $187.7 million at September 30, 2004, as compared to $287.1 million at December 31, 2003. Additional liquidity stems from the Bank’s portfolio of securities available for sale, which totaled $3.3 billion at September 30, 2004, and from the Bank’s approved line of credit with the FHLB-NY, which amounted to $11.8 billion at the same date.

CDs due to mature in one year or less from September 30, 2004 totaled $2.2 billion. Based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank’s branch offices. The Company’s ability to retain its deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, types of deposit products offered, and the competitiveness of its interest rates.

Off-Balance Sheet Arrangements and Contractual Commitments

At September 30, 2004, the Bank had outstanding mortgage loan commitments totaling $1.6 billion and no commitments to purchase securities. The Company continued to be obligated under numerous non-cancelable operating lease and license agreements, the amounts of which were consistent with the amounts at December 31, 2003 and June 30, 2004. Similarly, at September 30, 2004, the Company had outstanding letters of credit of an amount that was consistent with the amounts recorded at the corresponding earlier dates.

Capital Position

The Company recorded stockholders’ equity of $3.1 billion at September 30, 2004, up $277.6 million from $2.9 billion at December 31, 2003, including a $106.0 million increase from $3.0 billion at June 30, 2004. The September 30, 2004 amount was equivalent to 13.32% of total assets and a book value of $12.09 per share, based on 260,330,607 shares; the June 30, 2004 amount was equivalent to 12.62% of total assets and a book value of $11.71 per share, based on 259,630,289 shares; and the December 31, 2003 amount was equivalent to 12.24% of total assets and a book value of $11.40 per share, based on 251,580,425 shares.

The Company calculates book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of the period from the number of shares outstanding at the same date. At September 30, 2004, the number of unallocated ESOP shares was 4,759,802; at June 30, 2004 and December 31, 2003, the number of unallocated ESOP shares was 4,862,751 and 5,068,648, respectively. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings Per Share.”

Excluding goodwill of $2.0 billion and core deposit intangibles of $90.4 million, the Company recorded total tangible stockholders’ equity of $1.1 billion at September 30, 2004, equivalent to 5.12% of tangible assets and a tangible book value of $4.24 per share. At June 30, 2004, the Company recorded tangible stockholders’ equity of $994.8 million, which was equivalent to 4.51% of tangible assets and a tangible book value of $3.83 per share. The linked-quarter increase reflects third quarter 2004 net income of $98.8 million, additional cash contributions to tangible stockholders’ equity of $7.1 million, and a $59.4 million decline in the unrealized net loss on securities to $54.3 million. At December 31, 2003, the Company recorded tangible stockholders’ equity of $851.3 million, equivalent to 3.97% of tangible assets and a $3.38 tangible book value per share. The nine-month increase in tangible stockholders’ equity was fueled by year-to-date 2004 net income of $271.6 million, additional cash contributions to tangible stockholders’ equity of $46.0 million, and the $399.5 million of net proceeds generated by the aforementioned follow-on offering of common stock. These increases were tempered by the unrealized net loss of $24.0 million on the securities transferred from “available for sale” to “held to maturity” in the second quarter of the year. In addition, during the first nine months of 2004, the Company allocated $185.7 million of its capital toward dividend distributions and $272.9 million toward the repurchase of 9,180,268 shares of its common stock, primarily during the first six months of the year. The Company repurchases shares at the discretion of management, in the open market or through privately negotiated transactions. At September 30, 2004, there were 1,784,273 shares still available for repurchase under the Board of Directors’ five million-share repurchase authorization on April 20, 2004.

At September 30, 2004, the Company’s capital levels significantly exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $1.7 billion, or 7.94% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $1.7 billion and $2.0 billion, respectively, representing 15.22% and 17.03% of risk-weighted assets. At December 31, 2003, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.5 billion, $1.5 billion, and $1.7 billion, respectively, representing 7.72% of adjusted average assets, 13.55% of risk-weighted assets, and 15.46% of risk-weighted assets, respectively.

In addition, as of September 30, 2004, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2004, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At September 30, 2004
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,743,195	7.94%	$1,743,195	15.22%	$1,950,488	17.03%
Regulatory capital requirement	1,097,213	5.00	687,207	6.00	1,145,346	10.00

Excess	$645,982	2.94%	$1,055,988	9.22%	$805,142	7.03%

Regulatory Capital Analysis (Bank Only)

	At September 30, 2004
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$2,030,903	9.25%	$2,030,903	17.63%	$2,109,196	18.31%
Regulatory capital requirement	878,041	4.00	460,675	4.00	921,350	8.00

Excess	$1,152,862	5.25%	$1,570,228	13.63%	$1,187,846	10.31%

It is currently management’s expectation that the Bank will continue to be well capitalized under the federal regulatory guidelines and that the Company will continue to exceed the minimum federal requirements for capital adequacy.

Comparison of the Three Months Ended September 30, 2004 and 2003

Earnings Summary

The Company generated net income of $98.8 million, or $0.38 per diluted share, in the three months ended September 30, 2004, as compared to net income of $72.2 million, or $0.40 per diluted share, in the three months ended September 30, 2003.

The $26.6 million, or 36.9%, increase in net income was attributable to a combination of factors, including the benefit of the Company’s merger with Roslyn on October 31, 2003; the record volume of loans produced over the past four quarters; the leveraging of the proceeds from the Company’s first quarter 2004 follow-on offering of common stock; and the mark-to-market adjustments related to the assets and liabilities acquired in the Roslyn merger, which are being amortized or accreted to income/expense over their estimated weighted average remaining lives. The $0.02 decline in diluted earnings per share reflects the impact of the shares issued in the Roslyn merger and in the aforementioned follow-on offering of common stock.

The increase in third quarter 2004 net income was tempered by the flattening of the yield curve, and by the repositioning of the balance sheet at the end of the second quarter, which contributed to a reduction in the average balance of interest-earning assets together with an increase in the average cost of funds. These factors contributed to the compression of the Company’s interest rate spread and net interest margin, while at the same time tempering the level of net interest income growth.

Interest Income

The level of interest income in any given period depends upon the average balance and mix of the Company’s interest-earning assets, the yield on such assets, and the current level of market interest rates.

The Company recorded interest income of $277.6 million in the third quarter of 2004, up $109.1 million, or 64.8%, from the level recorded in the third quarter of 2003. The increase was fueled by a $9.1 billion rise in the average balance of interest-earning assets to $20.6 billion, significantly offsetting a 50-basis point decline in the average yield to 5.40%. The higher average balance reflects the addition of Roslyn’s interest-earning assets and the record volume of loans produced over the past four quarters. The lower yield was primarily a function of the decline in market interest rates over the twelve-month period and the replacement of higher yielding assets with assets featuring lower market interest rates. In addition, the repositioning of the balance sheet at the end of the second quarter included the sale of $5.1 billion in securities with an average yield of 4.62%.

Mortgage and other loans, net, generated interest income of $167.7 million during the current third quarter, representing 60.4% of total interest income and a 55.0% increase from $108.2 million in the third quarter of 2003. The interest income provided by loans was boosted by a $6.3 billion, or 107.7%, rise in the average balance to

$12.1 billion, representing 58.8% of average interest-earning assets, which offset a 188-basis point decline in the average yield to 5.55%. In addition to the mark-to-market amortization of loans acquired in the Roslyn merger, the lower yield reflects the prevailing interest rate environment and the impact of that environment on the Company’s refinancing business. While a good portion of the loans produced by the Company are typically refinancing (“refi”) loans, involving the payment of prepayment penalties in the form of points at the time of refinancing, the high volume of loans produced in the current third quarter included a larger concentration of new product than of refi loans.

The interest income generated by mortgage-backed and -related securities totaled $75.3 million in the current third quarter, representing 27.1% of total interest income and an increase of $39.8 million from the year-earlier amount. The increase stemmed from a $2.3 billion rise in the average balance to $6.0 billion, together with a 116-basis point rise in the average yield to 5.01%. These increases reflect the impact of the mortgage-backed and -related securities acquired in the Roslyn merger, inclusive of mark-to-market accretion.

Debt and equity securities generated third quarter 2004 interest income of $34.5 million, representing 12.4% of total interest income and a $9.9 million, or 40.5%, increase from the level recorded in the third quarter of 2003. The increase was fueled by a $559.7 million, or 29.9%, rise in the average balance to $2.4 billion, which represented 11.8% of average interest-earning assets during the current three-month period. The increase in interest income was also augmented by a 43-basis point rise in the average yield to 5.67%, reflecting the impact of debt and equity securities acquired in the Roslyn merger, inclusive of mark-to-market accretion.

Money market investments provided third quarter 2004 interest income of $79,000, down $150,000 from the year-earlier amount. The reduction was the combined effect of a $5.8 million, or 16.1%, decline in the average balance to $30.2 million, and a 150-basis point decline in the average yield to 1.05%. The latter decline was a direct result of the interest rate environment during the third quarter of 2004.

Interest Expense

The level of interest expense is a function of the average balance and composition of the Company’s interest-bearing liabilities and the respective costs of the funding sources found within this mix. These factors are influenced, in turn, by competition for deposits and by the level of market interest rates.

In the third quarter of 2004, the Company recorded total interest expense of $105.6 million, an increase of $52.6 million, or 99.3%, from the total recorded in the third quarter of 2003. The increase was the result of a $9.1 billion, or 83.9%, rise in the average balance of interest-bearing liabilities to $19.9 billion and a 17-basis point increase in the average cost of funds to 2.13%. The higher average balance reflects the addition of interest-bearing liabilities in the Roslyn merger and, to a far lesser extent, the organic growth of deposits in the third quarter of 2004. The increase in the average cost was indicative of the rise in short-term interest rates during the current third quarter, and the repositioning of the balance sheet at the second quarter-end. These factors were partially offset by the merger-related accretion of mark-to-market adjustments.

Borrowed funds generated third quarter 2004 interest expense of $79.6 million, representing 75.4% of total interest expense in the quarter, and a $38.5 million increase from the level recorded in the third quarter of 2003. The increase was due to a $4.2 billion rise in the average balance to $10.4 billion and a 43-basis point rise in the average cost of such funds to 3.06%. The higher average balance was largely attributable to the addition of Roslyn’s borrowings and, to a lesser extent, reflects an increase in borrowed funds in the first half of the year. This increase was largely tempered by the reduction in wholesale borrowings at the close of the second quarter in connection with the aforementioned balance sheet repositioning. The increase in the average cost was largely due to the aforementioned extension of $2.4 billion in short-term borrowings to an average three-year maturity with an average cost of 3.32% at the end of the second quarter, but was tempered by the mark-to-market accretion on the borrowed funds acquired in the Roslyn merger.

Core deposits generated third quarter 2004 interest expense of $11.4 million, up $7.0 million, or 158.7%, from the amount generated in the third quarter of 2003. The increase was driven by a $3.0 billion, or 88.5%, rise in the average balance to $6.3 billion, and by a 19-basis point increase in the average cost to 0.72%. The average balance was boosted by the core deposits acquired in the Roslyn merger, coupled with management’s focus on attracting lower cost depository accounts. The higher cost reflects the increase in market interest rates over the course of the current third quarter, coupled with the Company’s repositioning of its depository products within the marketplace. Non-interest-bearing deposits represented $726.1 million of the average balance of core deposits in the current third quarter, and were up $244.0 million, or 50.6%, from the year-earlier amount.

The interest expense generated by NOW and money market accounts rose $4.8 million, or 241.0%, year-over-year to $6.7 million, the result of a $1.4 billion, or 117.4%, increase in the average balance to $2.6 billion and a 38-basis point increase in the average cost to 1.05%. At the same time, the interest expense generated by savings accounts rose $2.2 million, or 92.1%, to $4.7 million; the increase reflects a $1.3 billion, or 79.1%, rise in the average balance to $3.0 billion and a four-basis point increase in the average cost to 0.62%.

In the third quarter of 2004 and 2003, CDs generated interest expense of $14.6 million and $7.5 million, representing 13.8% and 14.1%, respectively, of total interest expense. While the average balance of CDs rose $2.2 billion year-over-year to $3.8 billion, the increase was tempered by a 27-basis point reduction in the average cost of such funds to 1.51% during the same time. The higher average balance was primarily due to the CDs acquired in the Roslyn merger; the lower average cost was primarily due to the mark-to-market accretion on said CDs.

Net Interest Income

Net interest income is the Company’s primary source of income. Its level is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of the Company’s interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, market interest rates, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”). The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary.

In the third quarter of 2003, the target federal funds rate was 1.00%. The rate remained at this historically low level until June 30, 2004, when it was raised to 1.25%. In the third quarter of 2004, the FOMC raised the rate again, at two successive meetings: on August 10th, to 1.50%, and on September 21st, to 1.75%.

While the federal funds rate has an influence on the cost of interest-bearing liabilities, the yields earned on interest-earning assets are typically influenced by longer-term market interest rates. For example, during the current third quarter, the rate on 5-year Treasuries declined from 3.81% to 3.38%; the rate on 10-year Treasuries declined from 4.62% to 4.14% during the same time.

In the third quarter of 2004, the Company recorded net interest income of $172.0 million, up $56.5 million, or 48.9%, from the year-earlier level, and down $63.2 million, or 26.9%, from the level recorded in the three months ended June 30, 2004.

The year-over-year increase in net interest income was driven by the following significant factors: the addition of the interest-earning assets acquired in the Roslyn merger, coupled with the effects of the amortization and accretion of mark-to-market adjustments; the record volume of loans produced in the current third quarter and in the trailing nine months; the leveraged growth of the Company’s securities portfolios in the first six months of 2004; and the allocation of funds toward share repurchases during this period.

The preceding factors were offset by the year-over-year reduction of 50 basis points in the average yield on interest-earning assets and the year-over-year increase of 17 basis points in the average cost of funds. The reduction in the average interest-earning asset yield stemmed from a variety of factors, including the decline in long-term interest rates in the current third quarter and the replacement of higher yielding assets with assets featuring lower yields as a result. In addition, the repositioning of the balance sheet at the end of the trailing quarter included the sale of $5.1 billion of securities with an average yield of 4.62%. The increase in the cost of funds reflects the aforementioned extension of $2.4 billion in borrowings to an average three-year maturity with an average cost of 3.32% at the end of the second quarter and the increase in deposits during a time of rising short-term interest rates.

The linked-quarter decline in net interest income primarily reflects the significant flattening of the yield curve, the impact of the balance sheet repositioning at the end of the second quarter, and, to a lesser extent, a reduction in the accretion and amortization of mark-to-market adjustments. The Company’s interest rate spread and net interest margin were also impacted by these and the aforementioned factors, contracting to 3.27% and 3.34%, respectively, in the current third quarter from 3.76% and 3.83% in the trailing quarter and from 3.94% and 4.04% in the third quarter of 2003.

It is currently management’s expectation that the margin will continue to be under pressure in this type of interest rate environment.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2004				2003
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$12,095,799	$167,713	5.55%		$5,822,703	$108,178	7.43%
Mortgage-backed and -related securities	6,011,255	75,332	5.01		3,690,427	35,547	3.85
Debt and equity securities	2,433,443	34,474	5.67		1,873,788	24,536	5.24
Money market investments	30,165	79	1.05		35,948	229	2.55

Total interest-earning assets	20,570,662	277,598	5.40		11,422,866	168,490	5.90
Non-interest-earning assets	3,290,315				1,232,711

Total assets	$23,860,977				$12,655,577

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,551,665	$6,725	1.05%		$1,173,863	$1,972	0.67%
Savings accounts	3,015,101	4,677	0.62		1,683,151	2,435	0.58
Certificates of deposit	3,846,389	14,557	1.51		1,686,383	7,488	1.78
Mortgagors’ escrow	67,762	66	0.39		18,881	1	0.02

Total interest-bearing deposits	9,480,917	26,025	1.10		4,562,278	11,896	1.01
Borrowed funds	10,386,390	79,580	3.06		6,241,174	41,089	2.63

Total interest-bearing liabilities	19,867,307	105,605	2.13		10,803,452	52,985	1.96
Non-interest-bearing deposits	726,148				482,151
Other liabilities	204,366				60,453

Total liabilities	20,797,821				11,346,056
Stockholders’ equity	3,063,156				1,309,521

Total liabilities and stockholders’ equity	$23,860,977				$12,655,577

Net interest income/interest rate spread		$171,993	3.27%			$115,505	3.94%

Net interest-earning assets/net interest margin	$703,355		3.34%		$619,414		4.04%

Ratio of interest-earning assets to interest-bearing liabilities			1.04	x			1.06	x

Core deposits (1)	$6,292,914	$11,402	0.72%		$3,339,165	$4,407	0.53%

(1)	Core deposits are defined as NOW and money market accounts, savings accounts, and non-interest-bearing deposits.

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

The provision for loan losses continued to be suspended in the current third quarter, based on management’s assessment of the loan loss allowance and the current and historic performance of the mortgage loan portfolio. The third quarter of 2004 was the Company’s 40th consecutive quarter without any net charge-offs against the allowance for loan losses; in the absence of any provisions or net charge-offs, the allowance for loan losses was maintained at $78.3 million, equivalent to 276.07% of non-performing loans and 0.62% of total loans at September 30, 2004.

For additional information about the loan loss provision, please see the discussion of the allowance for loan losses beginning on page 11 and the discussion of asset quality beginning on page 18.

Non-interest Income

The Company derives non-interest income from several sources, which are classified into three categories: fee income, which is generated by service charges on loans and traditional banking products; net gains on the sale of securities, if any; and other non-interest income, which includes revenues derived from the sale of third-party investment products; revenues generated by the Company’s investment advisory subsidiary, Peter B. Cannell & Co., Inc. (“PBC”); and joint venture income. Also included in other income is the income derived from the Company’s investment in BOLI, and from the origination and sale of one-to-four family and consumer loans on a conduit basis, as previously discussed under “Mortgage and Other Loans.”

In the third quarter of 2004, the Company recorded non-interest income of $26.5 million, as compared to $30.3 million in the third quarter of 2003. The 2004 amount reflects securities gains of $412,000; in the year-earlier quarter, the Company’s sale of securities generated a net gain of $5.4 million. Excluding net securities gains in the respective quarters, the Company recorded third quarter 2004 non-interest income of $26.1 million, as compared to $24.9 million in the year-earlier three months. The increase stemmed from a $4.5 million, or 59.3%, rise in other income to $12.2 million, which offset a $3.3 million decline in fee income to $13.9 million.

The reduction in fee income was primarily due to a decline in prepayment penalties received during the current quarter, which was tempered by an increase in fees derived through retail customer accounts. The increase in other non-interest income was attributable to a combination of factors, including a $443,000 increase in revenues from the sale of third-party investment products to $2.1 million and a $300,000 increase in the revenues generated by PBC to $2.2 million.

In addition, the Company recorded BOLI income of $5.2 million in the current third quarter, up $1.9 million from the year-earlier amount. The increase in BOLI income reflects the $125.9 million of BOLI acquired in the Roslyn merger and the Company’s purchase of an additional $100.0 million of BOLI on February 27, 2004. The year-over-year increase in BOLI income was slightly mitigated by the decline in the yield on the BOLI assets, a reflection of the low market interest rates in the third quarter of the current year. The purchase of the BOLI policy, and its increase in cash surrender value, are included in “other assets” in the Company’s consolidated statements of financial condition. The BOLI-related income is generated by an increase in the cash surrender value of the BOLI policy.

The increase in other income further reflects $1.4 million of income from joint venture operations, a benefit of the Roslyn merger. In connection with the Roslyn merger, the Company acquired an investment in a real estate joint venture for the development of a 177-unit residential golf course community in Mount Sinai, New York. The subsidiary, Mt. Sinai Ventures, LLC, made an initial $25.0 million investment, which is classified as “other assets” in the Company’s consolidated statements of financial condition. The investment earns a preferred return of 1.0% over the Prime rate of interest, while also providing a 50% share of the residual profits. As of September 30, 2004, 58 units had been delivered in connection with this joint venture, resulting in the revenues cited above. The Company recognizes income from the joint venture as each unit is delivered to the homeowner. The joint venture began delivering units during the first quarter of 2004.

The rise in other non-interest income was partly tempered by a decline in gains on the sale of loans from $443,000 to $227,000. In the third quarter of 2004, the Company sold one-to-four family and other loans totaling $19.8 million in connection with its conduit program; in the third quarter of 2003, the Company sold $94.5 million of such loans.

Non-interest Expense

Non-interest expense has two primary components: operating expenses, consisting of compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the core deposit intangibles (“CDI”) stemming from the Company’s mergers with Roslyn and Richmond County.

In the third quarter of 2004, the Company recorded non-interest expense of $50.3 million, as compared to $36.8 million in the third quarter of 2003. Operating expenses accounted for $47.5 million and $35.3 million of non-interest expense in the respective quarters, and represented 0.80% and 1.11% of average assets, respectively. CDI amortization accounted for the remaining $2.9 million and $1.5 million of non-interest expense in the corresponding periods, with the increase reflecting the addition of the Roslyn CDI.

The year-over-year increase in operating expenses was largely merger-related and was reflected in all four categories. Compensation and benefits expense rose $3.5 million, or 17.8%, to $23.3 million, while occupancy and equipment expense rose $4.6 million, or 73.5%, to $10.8 million. G&A expense rose $3.2 million, or 39.6%, to $11.2 million, while other expenses rose $904,000, or 73.5%, to $2.1 million.

The increase in compensation and benefits expense largely reflects the staffing requirements of an expanded branch network, as the number of banking offices rose from 110 in the year-earlier third quarter to 142 in the third quarter of 2004. At September 30, 2004, the number of full-time equivalent employees was 1,990 as compared to 1,406 at September 30, 2003.

The increase in occupancy and equipment expense likewise reflects the expansion of the branch network, which was partly offset by the sale of the Company’s South Jersey Bank Division, which had eight traditional branches, in the fourth quarter of 2003. In addition, the Company continued to upgrade its information systems during the current third quarter, while at the same time making improvements to its branch facilities.

The increase in G&A expense was also driven by the Roslyn merger, and reflects the costs of operating and marketing a larger institution in an expanded marketplace.

Income Tax Expense

The Company recorded income tax expense of $49.4 million in the current third quarter, as compared to $36.9 million in the third quarter of 2003. The reduction reflects a 35.9% increase in pre-tax income to $148.2 million from $109.1 million, and a decrease in the effective tax rate to 33.3% from 33.8%.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Earnings Summary

In the first nine months of 2004, the Company generated net income of $271.6 million, representing a 28.5% increase from $211.3 million in the first nine months of 2003. On a diluted per share basis, the Company’s nine-month 2004 and 2003 earnings were equivalent to $1.01 and $1.15, respectively. The nine-month 2004 amounts reflect the impact of the aforementioned repositioning charge in the second quarter, which equaled $94.9 million, or $0.35 per diluted share, after tax.

The year-over-year increase in net income was attributable to the same combination of factors that contributed to the increase in third quarter 2004 net income: the benefit of the Roslyn merger; the record volume of loan originations; the leveraging of the proceeds from the Company’s follow-on offering in the first and second quarters; and the aforementioned mark-to-market adjustments related to the acquisition of Roslyn’s assets and liabilities.

Interest Income

The Company recorded interest income of $902.6 million in the first nine months of 2004, up $405.3 million, or 81.5%, from the level recorded in the first nine months of 2003. The increase was fueled by an $11.1 billion rise in the average balance of interest-earning assets to $22.0 billion, which offset a 60-basis point decline in the average yield to 5.46%. The higher average balance reflects the addition of Roslyn’s interest-earning assets, the record volume of loans produced during the year, and the leveraged growth of the securities portfolio during the first six months of 2004. These contributing factors were tempered by the flattening of the yield curve in the current third quarter and by the sale of $5.1 billion of securities at the second quarter-end.

Mortgage and other loans, net, generated interest income of $484.7 million during the current nine-month period, representing 53.7% of total interest income and a 52.8% increase from $317.1 million in the first nine months of 2003. The interest income provided by loans was boosted by a $5.6 billion, or 98.2%, rise in the average balance to $11.3 billion, representing 51.1% of average interest-earning assets, which offset a 170-basis point decline in the average yield to 5.74%. The lower yield reflects the prevailing interest rate environment and the impact of the mark-to-market amortization of loans acquired in the Roslyn merger.

The interest income generated by mortgage-backed and -related securities totaled $313.2 million in the current nine-month period, representing 34.7% of total interest income and a year-over-year increase of $199.9 million. The increase stemmed from a $4.6 billion, or 125.4%, rise in the average balance to $8.3 billion, together with a 92-basis point rise in the average yield to 5.04%. These increases reflect the impact of the mortgage-backed and -related securities acquired in the Roslyn merger, inclusive of mark-to-market accretion, and securities purchased during the first half of 2004; there were no additions to the mortgage-backed and –related securities portfolio in the current third quarter; furthermore, mortgage-backed and –related securities comprised the majority of the $5.1 billion of securities that were sold at the second quarter-end.

Debt and equity securities generated nine-month 2004 interest income of $104.3 million, representing 11.6% of total interest income, and a $38.2 million, or 57.9%, increase from the level recorded in the first nine months of 2003. The increase was fueled by a $941.2 million, or 61.4%, rise in the average balance to $2.5 billion, representing 11.2% of average interest-earning assets during the current nine-month period. The latter increase was somewhat offset by a 12-basis point decline in the average yield to 5.62%, reflecting the impact of debt and equity securities acquired in the Roslyn merger, inclusive of mark-to-market accretion, and the current low interest rate environment.

Money market investments generated nine-month 2004 interest income of $376,000, down $446,000 from the year-earlier amount. The reduction was the combined effect of a $19.9 million, or 44.7%, decline in the average balance to $24.6 million and a 42-basis point decline in the average yield to 2.04%.

Interest Expense

In the first nine months of 2004, the Company recorded total interest expense of $281.9 million, an increase of $116.7 million, or 70.6%, from the total recorded in the first nine months of 2003. The increase was the net effect of an $11.0 billion, or 106.8%, rise in the average balance of interest-bearing liabilities to $21.3 billion and a 38-basis point reduction in the average cost of funds to 1.76%.

The average balance of borrowed funds rose to $11.9 billion in the current nine-month period from $5.6 billion in the first nine months of 2003. While the average cost of borrowed funds declined 42 basis points year-over-year to 2.44%, the reduction was offset by the growth in the average balance, resulting in a $97.8 million increase in the interest expense produced by borrowed funds to $218.3 million. Borrowed funds thus represented 56.0% of average interest-bearing liabilities in the current nine-month period and accounted for 77.4% of the interest expense produced.

While the higher average balance primarily reflects the Company’s use of borrowings in the first half of 2004, the increase was tempered by the reduction of borrowings at the end of the second quarter, in connection with the aforementioned balance sheet repositioning. At the same time, the lower cost reflects the use of short-term borrowings during the first half of the year, when market interest rates were at historically low levels, and the impact of the merger-related mark-to-market accretion on borrowed funds. These factors were partially offset in the third quarter by the extension of $2.4 billion of wholesale borrowings to an average three-year maturity with an average cost of 3.32%, as previously mentioned, and by the rise in short-term interest rates.

Core deposits generated nine-month 2004 interest expense of $31.2 million, up $13.7 million, or 78.4%, from the nine-month 2003 amount. The increase was driven by a $2.8 billion, or 82.3%, rise in the average balance to $6.1 billion, which was offset by a two-basis point decline in the average cost to 0.68%. The average balance was boosted by the core deposits acquired in the Roslyn merger, coupled with management’s focus on attracting lower cost depository accounts. The reduction in cost reflects the lower market interest rates that prevailed during the fourth quarter of 2003 and the two quarters that followed, offsetting the impact of the rise in rates in the current third quarter and the repositioning of the Company’s depository accounts during this time.

Non-interest-bearing deposits represented $702.0 million of the average balance of core deposits in the current nine-month period, and were up $221.1 million, or 46.0%, from the year-earlier amount. The interest expense generated by NOW and money market accounts increased $11.0 million, or 137.8%, year-over-year to $18.9 million, the result of a $1.3 billion, or 109.1%, rise in the average balance to $2.5 billion, and a 12-basis point rise in the average cost to 1.02%. The interest expense generated by savings accounts increased $2.7 million, or 28.5%, to $12.2 million, the net effect of a $1.2 billion, or 73.7%, rise in the average balance to $2.9 billion and a 20-basis point decline in the average cost to 0.56%.

In the first nine months of 2004 and 2003, CDs generated interest expense of $32.3 million and $27.3 million, representing 11.4% and 16.5%, respectively, of total interest expense. While the average balance of CDs rose $2.1 billion year-over-year to $3.9 billion, the increase was offset by a 93-basis point reduction in the average cost of such funds to 1.10% during the same time. The higher average balance was primarily due to the CDs acquired in the Roslyn merger; the lower average cost was primarily due to the mark-to-market accretion on the acquired deposits and the historically low level of short-term interest rates in the first half of 2004.

Net Interest Income

In the first nine months of 2004, the Company recorded net interest income of $620.7 million, representing a $288.6 million, or 86.9%, increase from the year-earlier amount. The increase was driven by the same factors that contributed to the growth in third quarter 2004 net interest income: the addition of the interest-earning assets acquired in the Roslyn merger, coupled with the effects of the amortization and accretion of mark-to-market adjustments; the record volume of loans produced in the current third quarter and in the trailing nine months; and the leveraged growth of the Company’s securities portfolios in the first six months of 2004.

The same combination of factors that contributed to the compression of the Company’s third quarter 2004 spread and margin, as discussed on pages 30 and 31 of this filing, contributed to their compression in the current nine-month period. For the first nine months of 2004, the Company’s spread and margin were equal to 3.70% and 3.75%, respectively, down 22 and 30 basis points, respectively, from the measures in the year-earlier nine months. The reduction in margin also reflects the allocation of $272.9 million toward share repurchases in the first six months of 2004.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004				2003
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$11,267,414	$484,734	5.74%		$5,685,972	$317,144	7.44%
Mortgage-backed and -related securities	8,279,071	313,249	5.04		3,672,347	113,359	4.12
Debt and equity securities	2,474,345	104,287	5.62		1,533,174	66,050	5.74
Money market investments	24,611	376	2.04		44,474	822	2.46

Total interest-earning assets	22,045,441	902,646	5.46		10,935,967	497,375	6.06
Non-interest-earning assets	3,363,653				1,350,571

Total assets	$25,409,094				$12,286,538

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,478,170	$18,944	1.02%		$1,185,006	$7,966	0.90%
Savings accounts	2,914,385	12,208	0.56		1,677,392	9,499	0.76
Certificates of deposit	3,916,079	32,271	1.10		1,789,056	27,275	2.03
Mortgagors’ escrow	78,976	181	0.31		37,817	2	0.01

Total interest-bearing deposits	9,387,610	63,604	0.90		4,689,271	44,742	1.27
Borrowed funds	11,935,988	218,306	2.44		5,622,692	120,471	2.86

Total interest-bearing liabilities	21,323,598	281,910	1.76		10,311,963	165,213	2.14
Non-interest-bearing deposits	702,044				480,897
Other liabilities	216,430				166,947

Total liabilities	22,242,072				10,959,807
Stockholders’ equity	3,167,022				1,326,731

Total liabilities and stockholders’ equity	$25,409,094				$12,286,538

Net interest income/interest rate spread		$620,736	3.70%			$332,162	3.92%

Net interest-earning assets/net interest margin	$721,843		3.75%		$624,004		4.05%

Ratio of interest-earning assets to interest-bearing liabilities			1.03	x			1.06	x

Core deposits (1)	$6,094,599	$31,152	0.68%		$3,343,295	$17,465	0.70%

(1)	Core deposits are defined as NOW and money market accounts, savings accounts, and non-interest-bearing deposits.

Provision for Loan Losses

As noted in the third quarter 2004 discussion, the provision for loan losses has been suspended since the third quarter of 1995. The loan loss provision is based on management’s assessment of the loan loss allowance and the current and historic performance of the mortgage loan portfolio. For additional information, please see the third quarter discussion on page 32 of this filing, the discussion of the allowance for loan losses beginning on page 11, and the discussion of asset quality beginning on page 18.

Non-interest (Loss) Income

In the first nine months of 2004, the Company recorded a non-interest loss of $62.2 million, as compared to non-interest income of $90.4 million in the first nine months of 2003. While the Company recorded net securities gains of $10.4 million in the first and third quarters of 2004, they were more than offset by the pre-tax net securities losses of $157.2 million recorded in connection with the repositioning of the balance sheet in the second quarter of the year. In contrast, the Company recorded net securities gains of $22.4 million in the first nine months of 2003.

Excluding the respective securities losses and gains, the Company recorded nine-month 2004 non-interest income of $84.6 million, representing a 24.6% increase from $68.0 million in the first nine months of 2003. The increase stemmed from a $2.3 million, or 5.3%, rise in fee income to $45.9 million and from a $14.4 million, or 59.2%, rise in other non-interest income to $38.7 million. The increase in fee income was primarily merger-related, and reflects the addition of Roslyn’s retail customer accounts. The increase in other non-interest income stemmed from several factors, including $4.5 million of income from joint venture operations, as detailed in the third-quarter 2004 discussion of non-interest income on pages 32 and 33.

The growth in other non-interest income also reflects a $1.4 million increase in revenues from the sale of third-party investment products to $7.7 million, and a $1.6 million increase in the revenues generated by PBC to $6.7 million. In addition, the Company recorded BOLI income of $15.8 million in the current nine-month period, signifying a $6.0 million increase from the year-earlier amount. The increase in other non-interest income was partly tempered by a year-over-year reduction in gains on the sale of loans to a third-party conduit. In the first nine months of 2004, such gains totaled $1.0 million, as compared to $2.1 million in the first nine months of 2003.

Non-interest Expense

In the first nine months of 2004, the Company recorded non-interest expense of $150.7 million, as compared to $107.6 million in the first nine months of 2003. Operating expenses accounted for $142.2 million and $103.1 million of non-interest expense in the respective quarters, and represented 0.75% and 1.12% of average assets, respectively. CDI amortization accounted for the remaining $8.6 million and $4.5 million of non-interest expense in the corresponding periods; the increase reflects the addition of the Roslyn CDI.

The increase in operating expenses spanned all four categories. Compensation and benefits expense rose $13.4 million, or 22.9%, year-over-year to $72.0 million, while occupancy and equipment expense rose $12.4 million, or 69.7%, to $30.1 million during the same time. G&A expense rose $11.2 million, or 48.9%, to $34.2 million, while other expenses rose $2.0 million to $5.8 million.

The increase in compensation and benefits expense largely reflects the expansion of the branch network and the resultant call for additional branch and back office staff. The increase in occupancy and equipment expense likewise reflects the expansion of the franchise, which was partly offset by the sale of the South Jersey Bank Division, which had eight traditional branches, in the fourth quarter of 2003. The increase in G&A expense was also driven by the Roslyn merger, and reflects the costs of operating and marketing a $23.6 billion institution with 142 banking offices serving metropolitan New York.

Income Tax Expense

The Company recorded income tax expense of $136.1 million in the current nine-month period, as compared to $103.7 million in the first nine months of 2003. The increase reflects a 29.5% rise in pre-tax income to $407.8 million from $315.0 million, and an increase in the effective tax rate to 33.4% from 32.9%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 26 – 28 of the Company’s 2003 Annual Report to Shareholders, filed on March 15, 2004. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk,” beginning on page 22 of this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of the Company’s business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank. The Bank has a lawsuit pending against it, whereby the plaintiffs are seeking recovery of approximately $12.4 million in damages. This amount does not include any statutory prejudgment interest that could be awarded. The ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and continues to defend its position.

In September and October 2004, the Company and several of its officers and directors were named as defendants in five complaints filed in the United States District Court for the Eastern District of New York on behalf of a putative class of the Company’s shareholders during the period between June 27, 2003 and July 1, 2004. The plaintiffs allege, among other things, that the Company made misleading statements regarding its exposure to rising interest rates and related risks, and the potential impact of rising interest rates on the Company’s financial performance. The complaints collectively assert claims under Sections 10(b), 14(a), 14(e), and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9(a) thereunder, and claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. No motion for class certification has yet been filed. The ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined. The Company denies the allegations and will vigorously defend against the allegations raised by the complaints.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2004, the Company allocated $3,600 toward the repurchase of 193 shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1: July 1, 2004 through July 31, 2004	193	$18.83	193	1,784,273	(2)
Month #2: August 1, 2004 through August 31, 2004	—	—	—	1,784,273
Month #3: September 1, 2004 through September 30, 2004	—	—	—	1,784,273

Total	193	$18.83	193

(1)	Of the shares repurchased in July 2004, none were repurchased on the open market and 193 were purchased in privately negotiated transactions.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At September 30, 2004, 1,784,273 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or until termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 2.1:	Agreement and Plan of Merger, dated as of June 27, 2003, by and between New York Community Bancorp, Inc. and Roslyn Bancorp, Inc. (1)

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (2)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)

Exhibit 3.3:	Bylaws, as amended (4)

Exhibit 3.4(a):	Amendment to the Bylaws of the Company effective October 31, 2003 (5)

Exhibit 3.4(b):	Amendment to the Bylaws of the Company effective March 16, 2004 (6)

Exhibit 4.1:	Specimen Stock Certificate (7)

Exhibit 4.2:	Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (8)

Exhibit 4.3:	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (9)

Exhibit 4.4:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.

Exhibit 11:	Statement re: Computation of Per Share Earnings

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32.1:	Certification pursuant to 18 U.S.C. 1350

Exhibit 32.2:	Certification pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 333-107498).
(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).
(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on September 15, 2003 (Registration No. 333-107498).
(6)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.
(7)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).
(9)	Incorporated by reference to Exhibits filed with the Company’s 8-A/A filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 001-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2004	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and
Chief Executive Officer

DATE: November 9, 2004	BY:	/s/ Michael P. Puorro
Michael P. Puorro
Executive Vice President
and Chief Financial Officer