Form 10-K
period 2004-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2005-03-16
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and the Related Preferred Stock Purchase Rights and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Haven Capital Trust II 10.25% Capital Securities	Nasdaq
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of June 30, 2004, the aggregate market value of the shares of common stock outstanding of the registrant was $4.6 billion, excluding 32.5 million shares held by all directors and executive officers of the registrant. This figure is based on the closing price as reported by the New York Stock Exchange for a share of the registrant’s common stock on June 30, 2004 of $19.63.

The number of shares of the registrant’s common stock outstanding as of March 8, 2005 was 265,429,182 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2005, and of the 2004

Annual Report to Shareholders are incorporated herein by reference – Parts I, II, and III.

CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK FACTORS

This report, like many written and oral communications presented by New York Community Bancorp, Inc. (collectively with its subsidiaries, the “Company”) and its authorized officers, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

There are a number of factors, many of which are beyond the Company’s control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business;

•	conditions in the securities markets or the banking industry;

•	changes in interest rates, which may effect our net income or future cash flows;

•	changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in our local markets;

•	changes in real estate values, which could impact the quality of assets securing our loans;

•	changes in the quality or composition of the loan or investment portfolios;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	the timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	changes in accounting principles, policies, practices, or guidelines;

•	changes in legislation and regulation;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services.

In addition, it should be noted that the Company routinely evaluates opportunities to expand through acquisition and frequently conducts due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place in the future and acquisitions involving cash, debt, or equity securities may occur.

Furthermore, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

ITEM 1.	BUSINESS

Overview

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Bank”) and the fourth largest thrift in the nation, with assets of $24.0 billion at December 31, 2004. The Bank is the leading producer of multi-family mortgage loans for portfolio in New York City, with a year-end 2004 balance of $9.8 billion, and the third largest thrift depository in the New York metropolitan region, with deposits of $10.4 billion and 143 banking offices.

Formerly known as “Queens County Bancorp, Inc.,” the Company was incorporated in the State of Delaware on July 20, 1993 to serve as the holding company for New York Community Bank, formerly known as “Queens County Savings Bank.” The Bank was established on April 14, 1859 and was the first savings bank chartered by the State of New York in the New York City borough of Queens. The Company acquired all of the stock of the Bank upon its conversion from a New York State-chartered mutual savings bank to a New York State-chartered stock-form savings bank on November 23, 1993.

On November 21, 2000, the Company changed its name to New York Community Bancorp, Inc., in anticipation of its acquisition of Haven Bancorp, Inc. (“Haven”), the parent company of CFS Bank. On November 30, 2000, Haven merged with and into the Company, and on January 31, 2001, CFS Bank merged with and into New York Community Bank.

The Haven transaction was followed by a merger-of-equals with Richmond County Financial Corp. (“Richmond County”), the parent company of Richmond County Savings Bank, on July 31, 2001. This transaction was followed by the merger of Roslyn Bancorp, Inc. (“Roslyn”), the parent company of The Roslyn Savings Bank, with and into the Company on October 31, 2003. In both instances, the subsidiary banks merged with and into the Bank on the same dates that the respective parent companies merged with and into the Company.

Reflecting these transactions, and others previously completed by its merger partners, the Bank operates its branch network through seven local divisions, each one serving a specific community. Five of the Bank’s divisions are located in New York: Queens County Savings Bank, with 34 locations in Queens County; Roslyn Savings Bank, with 61 locations on Long Island; Richmond County Savings Bank, with 23 locations on Staten Island; Roosevelt Savings Bank, with nine branches in Brooklyn; and CFS Bank, with seven branches serving Westchester County, Manhattan, and the Bronx. In New Jersey, the Bank serves its customers through its Ironbound Bank Division, with five branches in Essex and Union counties, and through its First Savings Bank of New Jersey Division, with four branches in Bayonne (Hudson County).

In addition to offering a full menu of traditional checking and savings products, the Bank offers an array of third-party investment products including life insurance, annuities, and mutual funds.

The Bank also serves its customers—and the Company, its shareholders—through its web site, www.myNYCB.com. Earnings releases, dividend announcements, and other press releases are typically available at this site within five minutes of issuance. In addition, the Company’s SEC filings (including its annual report on

Form 10-K; its quarterly reports on Form 10-Q; and its current reports on Form 8-K) and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge at this web site, typically within five minutes of being filed.

Multi-family loans are the Bank’s primary asset, and rent-controlled and rent-stabilized buildings in New York City its primary multi-family lending niche. The multi-family loan portfolio is complemented by a portfolio of commercial real estate loans that are primarily secured by mixed-use office buildings and shopping centers anchored by national credit-rated tenants in the New York metropolitan area. The Company also originates loans for the construction and development of one-to-four family homes and residential subdivisions, and, to a lesser extent, multi-family buildings and commercial properties. While the Bank also offers a wide range of one-to-four family loans, it does so on a pass-through basis and sells the loans to a third-party conduit, service released, within ten days of being closed.

Loan production is funded by a mix of funding sources, including the deposits gathered through the branch network; cash flows generated by securities sales and redemptions; interest income on investments; principal and interest payments on loans; wholesale borrowings; and other borrowed funds.

The Company’s primary source of income is net interest income, which is the difference between the interest income produced by loans and securities and the interest expense produced by interest-bearing deposits and borrowed funds. In 2004, the Company generated net interest income of $781.3 million, signifying a $276.3 million, or 54.7%, increase from the level recorded in 2003. The increase reflects the full-year benefit of the Roslyn merger, the leveraged growth of the balance sheet in the first two quarters, and the record volume of loans produced over the course of the year. Loan originations totaled $6.0 billion in 2004, signifying a $1.7 billion or 39.5%, increase from the year-earlier level, including $4.2 billion of multi-family loans.

In addition, the Company generates fee income from loans and retail deposits, and other non-interest income from such sources as its investment in Bank-owned Life Insurance (“BOLI”); its 100% equity interest in Peter B. Cannell & Co., Inc., an investment advisory firm; its real estate joint ventures; and the sale of third-party investment products throughout the branch network. In 2004, fee and other non-interest income generated revenues of $110.4 million, as compared to $98.1 million in the prior year.

In recent years, the Company has had a third source of non-interest income, in the form of net securities gains. Pursuant to a strategic review announced on May 9, 2004, the Company repositioned the balance sheet at the end of the second quarter to enhance its interest rate and market risk profile in the face of rising market interest rates. In connection with the repositioning, the Company sold $5.1 billion of available-for-sale securities with an average yield of 4.62% at a loss of $157.2 million, equivalent, on an after-tax basis, to $94.9 million, or $0.35 per diluted share (the “repositioning charge”). The proceeds from the sale of securities were utilized to reduce the balance of wholesale borrowings by a like amount; at the same time, the Company extended $2.4 million of wholesale borrowings to an average maturity of three years, with an average cost of 3.32%. In addition, the Company reclassified $1.0 billion of available-for-sale securities as held-to-maturity. The second quarter net securities losses were partly tempered by net securities gains totaling $10.8 million in the remaining three quarters. As a result, the Company recorded net securities losses of $146.4 million in 2004, as compared to net securities gains of $28.2 million in 2003.

In the second half of 2004, the Company continued to reduce its securities portfolio through a combination of sales and redemptions, utilizing the cash flows to fund the growth of the loan portfolio. As a result, securities totaled $7.1 billion at December 31, 2004, representing 29.5% of total assets, as compared to $9.5 billion, representing 40.5%, at December 31, 2003.

In the fourth quarter of 2004, the Company determined that unrealized losses of $8.2 million related to its investment in perpetual preferred Fannie Mae (“FNMA”) stock, with a par value of $50.0 million, was “other-than-temporarily impaired.” On an after-tax basis, the non-cash impairment charge was equivalent to $5.0 million, or $0.02 per diluted share.

The revenue growth recorded in 2004 was also tempered by an increase in non-interest expense and income tax expense. Reflecting the full-year impact of the Roslyn merger, the Company recorded 2004 non-interest expense of $205.1 million, as compared to $176.3 million in the year-earlier twelve months. Operating expenses accounted for $193.6 million of the 2004 total, and $169.4 million of the 2003 amount. Income tax expense rose $7.6 million year-over-year to $176.9 million, largely reflecting a $39.3 million increase in pre-tax income to $532.0 million.

The Company thus recorded 2004 net income of $355.1 million, equivalent to $1.33 per diluted share. Excluding the second quarter repositioning charge and the impairment charge in the fourth quarter, the Company’s 2004 net income would have been equivalent to $454.9 million, or $1.70 per diluted share. In 2003, the Company recorded net income of $323.4 million, or $1.65 per diluted share, including an after-tax net gain of $22.7 million on the sale of the Bank’s South Jersey Bank Division, which offset an after-tax merger-related charge of $19.0 million.

In 2004, the Company also took the following actions:

•	On January 30, 2004, the Company issued 13.5 million shares of common stock in a follow-on offering that generated net proceeds of $399.5 million, including $300.0 million that were contributed by the Company to the Bank;

•	On January 15, 2004, the Board of Directors (the “Board”) of the Company declared a 4-for-3 stock split in the form of a 33-1/3% stock dividend, which took effect on February 17, 2004. All share amounts in this report, including the share amount in the preceding paragraph, have been adjusted to reflect the impact of this stock split;

•	On February 26, 2004, the Board authorized the repurchase of up to five million shares of the Company’s common stock, to commence upon completion of a 5.2 million-share repurchase authorized by the Board on June 26, 2004; on April 26, 2004, the Board authorized the repurchase of up to five million shares of common stock upon completion of the share repurchase authorized on February 26, 2004; and

•	On April 21, 2004, the Board raised the quarterly cash dividend to its current level, $0.25 per share.

Reflecting 2004 net income of $355.1 million, the aforementioned net proceeds of $399.5 million from the follow-on common stock offering, and additional cash contributions to tangible stockholders’ equity totaling $64.4 million, the Company recorded tangible stockholders’ equity of $1.1 billion at December 31, 2004, equivalent to 5.22% of tangible assets at that date.

For the purpose of this report, the Company may also be referred to as the “Registrant,” or, exclusive of its subsidiaries, the “Parent,” or the “Holding Company.” The Bank has 31 active subsidiary corporations, 18 of which are direct subsidiaries of the Bank and 13 of which are subsidiaries of Bank-owned entities, as further discussed under “Subsidiary Activities.”

Market Area and Competition

The Company has a significant presence in the New York metropolitan region, with 143 branches serving the five boroughs of New York City, and Nassau, Suffolk, and Westchester counties in New York, and Essex, Union, and Hudson counties in New Jersey. In Queens, Staten Island, and Nassau County, the Bank ranks as the second largest thrift depository, with 34, 23, and 36 locations and deposit market shares of 8.3%, 18.7%, and 7.6%, as of June 30, 2004, respectively. The remainder of the franchise consists of 25 branches in Suffolk County; nine each in Brooklyn and New Jersey; four in Westchester County; one in Manhattan; and two in the Bronx. The Company’s multi-family market niche is also centered in the New York metropolitan region, with a primary focus on rent-controlled and –stabilized buildings in New York City.

The Company’s ability to attract deposits and originate loans is impacted by several factors, including current economic conditions and competition with other banks and financial services entities. In the late 1980s and early 1990s, the region experienced a high level of unemployment due to prolonged weakness in the national economy and a decline in the local economy. Following an extended period of economic adversity, which was marked by layoffs in the financial services and defense industries as well as corporate relocations and downsizings, the local economy began to improve. In 2000 and early 2001, the residential and commercial real estate markets were favorably impacted by increased demand for housing and development, low unemployment levels, and a strong underlying economy. While the local markets were again impacted by rising unemployment and economic decline following the tragic events of September 11, 2001, these factors have since been mitigated by a significant increase in loan demand and production fueled by the low level of market interest rates over the past three to four years.

The Bank faces significant competition in making loans and attracting deposits. Notwithstanding the significant level of industry consolidation in recent years, its market area continues to have a large number of financial institutions, many of which have greater financial and marketing resources than the Bank, and several of which have a presence that extends well beyond the New York metropolitan region. The Bank competes with commercial banks, other savings banks, credit unions, and savings and loan associations for deposits, and with the same institutions, as well as mortgage banking and insurance companies, for loans. In addition, the Bank faces competition from non-traditional financial services companies and from companies that solicit loans and deposits over the Internet.

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

Reflecting the entry of new banks into the market, the Bank has also faced increased competition for the origination of multi-family loans. While management anticipates that competition for multi-family loans will continue in the future, the level of loans produced in 2004 and in the current first quarter would indicate that the Company has the resources to compete effectively. However, no assurances can be made that the Bank will be able to sustain its leadership role in the multi-family lending market, given that loan production may be influenced by an increase in competition and by such other factors as economic conditions, the availability and cost of funding, and market interest rates.

The Company’s ability to compete for deposits has been enhanced by the growth of its branch network through merger transactions and, to a lesser extent, through de novo development. In addition, the Company places an emphasis on convenience by featuring seven-day-a-week banking in many of the communities where its branches are located, and 24-hour banking through its web site and its network of 194 automated teller machines (“ATMs”).

Lending Activities

Loan Portfolio Composition. The Company’s loan portfolio consists primarily of multi-family loans on rental and cooperative apartment buildings in New York City and, to a lesser extent, of commercial real estate and construction loans secured by properties in the New York metropolitan area. While the Company also originates one-to-four family loans as a customer service, such loans are sold to a third-party conduit within ten days of being closed.

The types of loans that may be originated by the Bank are subject to federal and state laws and regulations. The interest rates charged on loans are influenced by a combination of factors, including the level of loan demand, the availability of funds for lending purposes, and the rates offered by the Bank’s competitors. These factors are, in turn, impacted by general economic conditions, the monetary policy of the Federal Reserve Board of Governors, budgetary matters, and legislative tax policies.

At December 31, 2004, the Company recorded total loans of $13.4 billion, as compared to $10.5 billion at December 31, 2003. Originations totaled $6.0 billion and $4.3 billion, respectively, in the twelve months ended December 31, 2004 and 2003.

Multi-family loans represented $9.8 billion, or 73.5%, of total loans, at December 31, 2004, and $7.4 billion, or 70.2%, of total loans at the prior year-end. The increase in multi-family loans reflects twelve-month originations totaling $4.2 billion, which represented 69.7% of total loans produced in 2004.

Commercial real estate loans represented $2.1 billion, or 16.0% of total loans, at December 31, 2004, reflecting a $695.7 million year-over-year increase, after twelve-month originations of $1.0 billion. Construction loans represented $807.1 million, or 6.0%, of loans outstanding at year-end 2004, reflecting a $163.6 million increase, after twelve-month originations of $571.0 million.

Other loans declined $209.2 million year-over-year to $102.5 million, representing 0.8% of total loans outstanding. The reduction reflects repayments and the sale of $129.9 million of home equity loans acquired in the Roslyn merger.

One-to-four family loans represented the remaining $506.1 million, or 3.8%, of outstanding loans at December 31, 2004, and were down $224.8 million from the balance recorded at December 31, 2003. The reduction reflects principal repayments over the twelve-month period and the aforementioned conduit policy.

At December 31, 2004, approximately 83.3% of outstanding mortgage loans had been made at adjustable rates of interest and 16.7% had been made at fixed rates.

Loan Originations and Purchases. The Bank originates multi-family, commercial real estate, and construction loans for retention in the loan portfolio. The Company’s multi-family loans are primarily secured by rent-controlled and rent–stabilized buildings in New York City; its commercial real estate and construction loans are primarily secured by properties in New York City and the surrounding suburban areas.

One-to-four family loans are originated by the Bank through a third-party conduit and subsequently sold to said conduit, service-released. In connection with this practice, the Bank has entered into a private label program for the origination of one-to-four family and home equity loans through its branch network under a mortgage origination assistance agreement with a third-party mortgage originator. Under this program, the Bank utilizes the third party’s loan origination platforms (including, among others, telephone and Internet platforms) to originate loans, based on defined underwriting criteria. Such loans close in the Bank’s name and utilize the Bank’s licensing. The Bank funds such loans directly and, under a separate loan and servicing rights purchase and sale agreement with the third-party mortgage originator, has the option of retaining the loans for its portfolio, selling the loans to a third-party investor, or delivering the loans back to the same third-party mortgage originator at agreed-upon pricing. During the year ended December 31, 2004, the Bank originated $145.5 million of such loans.

All loans originated by the Bank are underwritten in accordance with Bank-approved loan underwriting policies and procedures. The Bank generally does not purchase whole mortgage loans or loan participations.

Multi-family Lending. The Bank is one of the leading producers of multi-family loans in the New York metropolitan region and the leading producer of multi-family loans for portfolio in New York City, with an emphasis on buildings that are rent-controlled or rent–stabilized. At December 31, 2004, the Bank’s portfolio of multi-family loans totaled $9.8 billion, representing 73.5% of loans outstanding at that date. Of this total, $8.9 billion, or 90.1%, were secured by rental apartment buildings and $976.4 million, or 9.9%, were secured by underlying mortgages on cooperative apartment buildings.

The Bank’s multi-family loans are generally originated for a term of ten years, with a fixed rate of interest in years one through five and a rate that adjusts annually with the prime rate of interest, as reported in The New York Times, plus a margin of 2.50% in each of years six through ten. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term. Prepayment penalties range from five points to one over the first five years of the loan. Properties securing multi-family loans are appraised by independent appraisers whose appraisals are then reviewed by the Bank’s in-house appraisal officers.

The Bank typically underwrites its multi-family loans on the basis of the cash flows generated by the property in relation to the debt service. In addition, the Bank considers such other factors as the value and condition of the underlying property; the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio, which is the ratio of net operating income to debt service; and the ratio of the loan amount to the appraised value of the property. The Bank requires a minimum debt coverage ratio of 120% on multi-family properties, although a 130% minimum is more the norm. In addition, the Bank requires a security interest in the personal property at the premises and an assignment of rents. In accordance with the Bank’s underwriting policies, multi-family loans generally may be made in amounts up to 80% of the lower of the appraised value or sales price of the underlying properties, with amortization periods of up to 30 years.

Payments on loans secured by multi-family buildings are generally dependent on the income produced by such properties, which, in turn, is dependent on their successful operation and management. Repayment of such loans may be subject to adverse conditions in the real estate market or the local economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified on the basis of the property’s cash flow and debt coverage ratio. Multi-family lending is generally considered to involve a modest degree of credit risk as compared to other types of lending, since the Bank’s multi-family loans tend to be collateralized by properties that are stable and fully occupied. In addition, loans on rent-controlled and –stabilized buildings tend to refinance within three to five years of origination, and are therefore believed to be less subject to interest rate risk. The risk of loss on a multi-family loan is largely dependent upon the accuracy of the estimate of the collateral value and the current net operating income generated thereby. If the estimated value or income projections proved to be inaccurate, the Bank could be confronted with a property having a value that is insufficient to assure full repayment of the loan. The Bank has not had a loss on a multi-family loan within its local market in more than twenty years.

When evaluating the qualifications of a borrower, the Bank considers his or her financial resources, income level, and experience in owning or managing similar properties, and the Bank’s lending experience with the borrower. The Bank’s underwriting guidelines require that the borrower demonstrate appropriate management skills and the ability to maintain the property based on current rental income. These guidelines require borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In assessing the creditworthiness of a borrower, the Bank generally reviews the borrower’s financial statements and credit history, as well as other related documentation.

Commercial Real Estate Lending. The Bank’s commercial real estate loans are typically secured by office buildings, retail stores, medical offices, warehouses, and other non-residential buildings within its primary lending area. At December 31, 2004, the Bank had $2.1 billion of commercial real estate loans, comprising 16.0% of the Bank’s total loan portfolio. Commercial real estate loans may be originated in amounts of up to 75% of the appraised value of the property and feature the same terms and prepayment penalties as the Bank’s multi-family loans. The origination of commercial real estate loans requires one or more of the following: the personal guarantees of the principals, a security interest in the personal property, and an assignment of rents and/or leases. Properties securing the loan are appraised by independent appraisers approved by the Bank, and such appraisals are reviewed by the Bank’s in-house appraisal officers.

The Bank’s assessment of credit risk and its underwriting standards and procedures for commercial real estate loans are similar to those applicable to its multi-family loans. Among other factors, the Bank considers the net operating income of the collateral property and the borrower’s expertise, credit history, and profitability. The Bank requires that the properties securing commercial real estate loans have debt coverage ratios of at least 120%.

Payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties. Repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Bank seeks to minimize these risks through its lending policies and underwriting standards, and qualifies such loans on the basis of the property’s income stream and debt coverage ratio. Such loans are generally originated within the Bank’s primary lending area.

Construction Lending. The Bank originates loans for the acquisition and development of residential, commercial, and multi-family properties, primarily in the New York metropolitan region. Construction and development loans are generally offered to experienced local developers operating in the Bank’s primary market and with whom the Bank or its merger partners have had a successful lending relationship in the past. Such loans are primarily made for the construction of owner-occupied one-to-four family homes under contract and, to a lesser extent, for the acquisition and development of commercial real estate and multi-family properties. The Bank will typically lend up to 75% of the estimated market value, or up to 80% in the case of home construction loans to individuals. Personal guarantees and a permanent loan commitment are typically required. Construction loans are generally offered with terms of up to three years for one-to-four family residential development properties and up to two years for multi-family and commercial properties. Such loans may be made in amounts up to 90% of the estimated cost to construct. When applicable, the Bank’s practice is to require that residential properties being financed be pre-sold, or that borrowers secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank itself may provide permanent financing. Loan proceeds are disbursed incrementally as construction progresses and as inspections by the Bank’s supervising engineer or engineering consultants warrant. At December 31, 2004, the Bank had $807.1 million, or 6.0% of its total loan portfolio, invested in construction loans.

Construction and development loans are generally considered to involve a higher degree of credit risk than loans on multi-family buildings; accordingly, borrowers are required to provide a personal guarantee during construction. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value upon completion of construction, as compared to the estimated cost (including interest) of construction and other assumptions, such as the estimated time to sell or lease such residential properties. If the estimate of value proves to be inaccurate, the Bank could be confronted with a property having a value upon completion that is insufficient to assure full repayment of the loan.

One-to-Four Family Lending. Since December 1, 2000, the Bank has been originating one-to-four family loans through a private-label agreement with a third-party mortgage originator. Under its private-label agreement, the Bank offers a range of one-to-four family loan products to current and prospective customers in its local market through various delivery channels, including the Bank’s branch network and its web site. Applications are taken and processed by the third party and the loans sold to said conduit, service-released. Under this program, the Bank originated $145.5 million and $301.7 million of one-to-four family loans in 2004 and 2003, respectively, and sold one-to-four family loans totaling $135.2 million and $307.2 million, respectively.

At December 31, 2004, $506.1 million, or 3.8%, of the Bank’s loan portfolio consisted of one-to-four family loans, down from $731.0 million, representing 7.0%, at December 31, 2003. The reduction is indicative of the Company’s conduit policy and the volume of repayments during the year.

Other Lending. At December 31, 2004 the Bank’s portfolio of other loans totaled $102.5 million, representing 0.8% of total loans. The portfolio primarily consisted of commercial lines of credit, home equity loans, and secured and unsecured personal loans.

Home Equity Loans. The Bank offers fixed-rate, fixed-term home equity loans and adjustable-rate home equity lines of credit in its primary market area. The Company currently originates these loans on a pass-through basis, with applications being taken and processed by a third party conduit and the loans being sold to the conduit, service-released. At December 31, 2004 the Bank’s portfolio of home equity loans totaled $8.6 million and primarily consisted of loans that were acquired in merger transactions. In January 2004, the Bank sold $129.9 million of home equity loans that had been acquired in the Roslyn merger.

Consumer and Other Loans. At December 31, 2004, the Bank’s portfolio of consumer, student, and other loans totaled $93.9 million. The portfolio consisted primarily of commercial lines of credit and secured and unsecured personal loans. The Bank offers commercial lines of credit to selected small businesses on an unsecured basis, which amounted to $88.8 million at December 31, 2004. Overdraft shield loans on checking accounts are also offered in amounts up to $5,000. The Bank also offers credit cards through an affinity relationship with a third party, which assumes underwriting responsibility and credit risk for all advances.

Loan Servicing and Sales. The Bank currently services all of the multi-family, commercial, construction, and consumer loans in its portfolio. Virtually all of the Bank’s one-to-four family loans are serviced by a third-party provider. This same provider also services all servicing-retained conforming one-to-four family loans that are sold to other investors by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans.

As consideration for sub-servicing the Bank’s loan portfolio, the third-party provider receives an annual flat fee per loan and a portion of the ancillary fee income collected. The Bank recognizes servicing fee income in excess of servicing fees paid to the third-party service provider and a portion of the ancillary fee income.

The Company recognizes mortgage servicing rights under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In accordance with SFAS No. 140, the retained interests in a securitization are initially measured at their allocated carrying amount, based upon the relative fair values of the retained interests received at the date of securitization. Capitalized servicing rights are reported in “other assets” and amortized into “non-interest income” in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are periodically evaluated by using prices for similar assets with similar characteristics, such as interest rates and terms. Impairment, if any, would be recognized through a valuation allowance. At December 31, 2004 and 2003, the Company had no valuation allowance related to mortgage servicing rights.

As of December 31, 2004 and 2003, the Bank was servicing $448.7 million and $670.3 million, respectively, of loans for others. The Bank is generally paid a fee of 0.25% of the outstanding principal balance for such servicing. The fee income generated by servicing loans for third parties in 2004 was significantly reduced by the increase in principal repayments during the year.

Letters of Credit. Included in outstanding loan commitments at December 31, 2004 were $8.7 million of performance stand-by letters of credit with approximate terms of one year. These performance stand-by letters of credit were issued primarily for the benefit of local municipalities on behalf of certain of the Bank’s borrowers (typically developers of residential subdivisions who currently have a relationship with the Bank). Performance standby letters of credit obligate the Bank to make payments in the event that a specified third party fails to perform under non-financial contractual obligations.

Also included in outstanding loan commitments at December 31, 2004 were $2.1 million of financial stand-by letters of credit with approximate terms of one to three years. These financial stand-by letters of credit were issued primarily for the benefit of other financial institutions, on behalf of certain of the Bank’s current borrowers. Financial stand-by letters of credit obligate the Bank to guarantee payment of a specified financial obligation. The Bank collects a fee upon the issuance of performance and financial stand-by letters of credit, which is initially deferred and subsequently included in “fee income” on the Consolidated Statements of Income and Comprehensive Income.

Loan Approval Authority and Underwriting. All loans are subject to the approval of the Mortgage and Real Estate Committee (“the Committee”) of the Board, with all loans in excess of $10.0 million reported to, and reviewed by, the Board as a whole. During the twelve months ended December 31, 2004, the Bank originated 119 loans in excess of $10.0 million.

The Bank’s largest concentration of loans to one borrower consisted of a financing package for Riverbay Corporation – Co-op City, a residential community with 15,608 units, located in the Bronx, New York. At December 31, 2004, the financing package consisted of a multi-family loan in the amount of $240.0 million and a construction loan in the amount of $60.0 million, each secured by a first lien mortgage on real property. Of the latter amount, $19.5 million had been advanced as of December 31, 2004. The combined credit was within the Bank’s loans-to-one-borrower limitations, and both loans were performing in accordance with their terms at the end of the year. An additional $180.0 million of construction advances are expected to be made over a 60-month period as various stages of construction are completed, as certified by a consulting engineer engaged by the Bank.

Non-performing Loans and Foreclosed Assets. Non-performing loans totaled $28.1 million at December 31, 2004, including non-accrual mortgage loans totaling $23.6 million and other non-accrual loans totaling $4.5 million. Based on the current market values of the properties collateralizing the mortgages, management does not expect any loss to be incurred by the Bank.

A loan is generally classified as a “non-accrual” loan when it is 90 days past due and management has determined that the collectibility of the entire loan is doubtful. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and the Bank has reasonable assurance that the loan will be fully collectible.

Management reviews non-performing loans on a regular basis and reports monthly to both the Committee and the full Board regarding such loans. The Bank hires outside counsel experienced in foreclosure and bankruptcy to institute foreclosure and other proceedings on the Bank’s non-performing loans. The Bank’s policies also provide that management report adversely rated loans on a quarterly basis to both the Committee and the Board as a whole.

The procedures followed by the Bank with respect to delinquent mortgage loans are consistent across all categories, with a late charge being assessed after 15 days of delinquency and a delinquency notice mailed immediately thereafter. The Bank’s procedures provide that telephone contact be attempted to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or will work out a repayment schedule to avoid foreclosure. It is generally the Bank’s policy to discontinue accruing interest on all loans that are contractually 90 days or more past due and when, in the opinion of management, the collectibility of the entire loan is doubtful. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as “other real estate owned” (“OREO”) and is recorded at the lower of the unpaid principal balance or fair value less the estimated costs to sell at the date of acquisition. It is the Bank’s policy to require an appraisal of the OREO property shortly before foreclosure and to appraise the property on an as-needed basis thereafter.

During the years ended December 31, 2004, 2003, and 2002, the amounts of additional interest income that would have been recorded on non-accrual mortgage loans, had they been current, totaled approximately $1.7 million, $1.8 million, and $74,000, respectively. These amounts were not included in the Bank’s interest income for the respective periods.

The following table sets forth information regarding all non-accrual loans, loans that were 90 days or more delinquent and still accruing interest, and OREO at the indicated year-ends. At December 31, 2004, the Bank had no restructured loans within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” as amended by SFAS No. 114.

(Please see “Allowance for Loan losses.”)

	December 31,
	2004	2003	2002	2001	2000
(dollars in thousands)
Non-accrual mortgage loans	$23,567	$32,344	$11,915	$10,604	$6,011
Other non-accrual loans	4,581	1,994	—	—	—
Loans 90 days or more delinquent and still accruing interest	—	—	4,427	6,894	3,081

Total non-performing loans	$28,148	$34,338	$16,342	$17,498	$9,092

Other real estate owned	566	92	175	249	12

Total non-performing assets	$28,714	$34,430	$16,517	$17,747	$9,104

Total non-performing loans to loans, net	0.21%	0.33%	0.30%	0.33%	0.25%
Total non-performing assets to total assets	0.12	0.15	0.15	0.19	0.19

Management monitors non-performing loans and, when deemed appropriate, writes such loans down to their current appraised values, less transaction costs. There can be no assurances that further write-downs will not occur with respect to such loans in the future.

At December 31, 2003, the balance of non-accrual mortgage loans included one large commercial credit acquired in the Roslyn merger. The credit consisted of a $9.0 million loan secured by two assisted living facilities in New Jersey. In 2004, the Bank acquired title to these properties and subsequently sold them without incurring any loss.

At December 31, 2004, OREO consisted of three residential properties with an aggregate carrying value of approximately $566,000. The Bank generally conducts appraisals on all properties securing non-accrual mortgage loans and OREO as deemed appropriate and, if necessary, charges off any declines in value at such times. At December 31, 2004, the appraised value of the three properties was $924,000. Based upon management’s estimates as to the timing of, and expected proceeds from, the disposition of these properties, no loss is currently anticipated.

It is the Bank’s general policy to dispose of properties acquired through foreclosure or by deed in lieu thereof as quickly and as prudently as possible, in consideration of market conditions and the condition of such property. OREO is generally titled in the name of a wholly-owned Bank subsidiary, which manages the properties while they are being offered for sale.

Allowance for Loan Losses

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals or by net charge-offs.

Management establishes the allowance for loan losses through an assessment of probable losses in the loan portfolio. Several factors are considered in this process, including historical and projected default rates and loss severities; internal risk ratings; loan size; economic, geographic, industry, and environmental factors; and loan impairment, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures.” Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan. The Bank applies SFAS Nos. 114 and 118, to all loans except smaller balance homogenous loans and loans carried at fair value or the lower of cost or fair value.

In establishing the allowance for loan losses, management also considers the Company’s current business strategies and credit process, including compliance with stringent guidelines established by the Board of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

In accordance with the Bank’s policy, the allowance for loan losses is segmented to correspond to the various types of loans in the loan portfolio. These loan categories are assessed with specific emphasis on the internal risk rating; underlying collateral; credit underwriting; loan size; and geographic area. These factors correspond to the respective levels of quantified and inherent risk.

The initial assessment takes into consideration loans that have been adversely rated, primarily through the valuation of the collateral supporting each loan. “Adversely rated” loans are loans that are either non-performing or that exhibit certain weaknesses that could jeopardize payment in accordance with the original terms. Larger non-performing loans are assigned risk ratings based upon a routine review of the credit files, while smaller non-performing loans are assigned risk ratings based upon an aging schedule that typically considers the extent of delinquency exceeding 90 days in arrears. Based upon this analysis, quantified risk factors are assigned for each risk-rating category to provide an allocation to the overall allowance for loan losses.

The remainder of the loan portfolio is then assessed, by loan type, with similar risk factors being considered, including the borrower’s ability to pay and the Bank’s past loan loss experience with each type of loan. These loans are also assigned quantified risk factors, which result in allocations to the allowance for loan losses for each particular loan or loan type in the portfolio.

In order to determine its overall adequacy, the allowance for loan losses is reviewed quarterly by management and the Committee. Each of the independent directors who serve on the Committee has had more than 30 years of complementary real estate experience.

Other factors and processes considered in determining the appropriate level of the allowance for loan losses include, but are not limited to:

1.	End-of-period levels and observable trends in non-performing loans;

2.	Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

3.	Periodic inspections of the loan collateral by qualified in-house property appraisers/inspectors;

4.	Weekly meetings of executive management with the Committee, during which observable trends in the local economy and their effect on the real estate market are discussed;

5.	Full assessment by the Board of the aforementioned factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses; and

6.	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history and underwriting analyses based upon current financial information.

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, the Bank may be required to take certain charge-offs and/or recognize additions to the loan loss allowance, based on the judgment of regulatory agencies with regard to information provided to them during their examinations.

Environmental Issues

The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. The Bank attempts to control such environmental risks by requiring that an appropriate environmental site assessment be completed as part of its underwriting review of all commercial real estate and construction loans and all out-of-state loans, regardless of type. In addition, the Bank’s policy is to maintain ownership of specific commercial real estate properties it acquires in separately incorporated subsidiaries.

Investment Activities

General. The investment policy of the Company and the Bank is established by the respective Boards and implemented by their respective Investment Committees, together with the Asset and Liability Management Committee of the Company and the Bank. These policies are primarily designed to provide and maintain liquidity; to generate a favorable return on investments without incurring undue prepayment, interest rate, and credit risk; and to complement the Bank’s lending activities, and are reviewed at least annually by the respective Investment Committees, as well as by the respective Boards as a whole. These policies permit investments in various types of liquid assets including, but not limited to, U.S. Government agency securities, municipal bonds, corporate debt obligations (including capital trust notes), and corporate equities. In addition, the policies permit investments in mortgage-backed and -related securities, including securities issued and backed by FNMA, the Federal Home Loan Mortgage Corporation (“FHLMC”), Ginnie Mae (“GNMA”), and Collateralized Mortgage Obligations (“CMOs”). The overall portfolio and specific transactions are reviewed at least quarterly by the Investment Committees and monthly by the Board.

At December 31, 2004, the Company had securities totaling $7.1 billion, as compared to $9.5 billion at December 31, 2003. The year-end 2004 amount consisted primarily of mortgage-backed and -related securities totaling $5.1 billion; government agency securities totaling $1.3 billion; and capital trust notes totaling $343.4 million.

Upon the purchase of an investment security, management makes a determination as to its classification, i.e., either “available for sale” or “held to maturity.” At this time, the Company is not purchasing securities with the intention of trading them, nor is it maintaining a trading portfolio. At December 31, 2004, the Company had $3.1 billion, or 12.9% of its total assets, classified as available for sale securities and $4.0 billion, or 16.5% of its total assets, classified as held to maturity. The estimated weighted average lives of the respective portfolios were 4.7 years and 7.7 years at December 31, 2004.

Mortgage-backed and -related Securities

The Company purchases mortgage-backed and -related securities in order to (a) generate positive interest rate spreads; (b) generate cash flows to fund loan growth; (c) manage its credit risk; and (d) utilize these securities as collateral for wholesale borrowings.

The Company invests in CMOs issued or sponsored by private issuers. It is the policy of the Bank to limit its purchases of privately issued CMOs to low-risk securities rated not less than “AA” by at least two nationally recognized rating agencies and having an average life of seven years or less. The Bank monitors the credit rating of its CMOs on a regular basis. The current securities investment policy of the Bank prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility with regard to estimated average life and price relative to interest rates as compared with standard 30-year fixed-rate securities.

At December 31, 2004, mortgage-backed and -related securities totaled $5.1 billion, representing 21.1% of total assets, including $2.2 billion of mortgage-backed and -related securities that were classified as held to maturity (with a net unrealized loss of $74.7 million) and $2.9 billion that were classified as available for sale. Because a significant portion of the Bank’s mortgage-related securities are fixed-rate private label and agency CMOs (i.e., FNMA, FHLMC, and GNMA), the Bank anticipates that the majority of the portfolio will prepay within four years. At December 31, 2004, the mortgage-backed and -related securities portfolio had a weighted average estimated life of 3.8 years, and a market value of approximately $5.0 billion.

Debt and Equity Securities

At December 31, 2004, the Company’s debt securities portfolio totaled $1.9 billion, representing 7.8% of total assets at that date. Included in the year-end total were $84.4 million of debt securities that were classified as available for sale and $1.8 billion that were classified as held to maturity. The Company’s debt securities primarily consist of U.S. Government agency obligations, corporate bonds, capital trust notes, and municipal securities. As of December 31, 2004, the Company had a $1.0 million investment in U.S. denominated bonds of foreign entities.

U.S. Government Agency Obligations. At December 31, 2004, the Company’s portfolio of U.S. Government agency obligations totaled $1.3 billion, all of which were classified as held to maturity. The portfolio primarily consisted of fixed and adjustable rate callable debentures that were generally callable after one year and in three-month intervals thereafter, and, to a lesser extent, of callable zero coupon bonds.

Capital Trust Notes. At December 31, 2004, the Company’s portfolio of capital trust notes primarily consisted of notes issued by financial institutions. Such investments represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. At December 31, 2004, the Bank and the Holding Company owned $308.3 million and $35.1 million of capital trust notes, respectively.

Equity Securities. At December 31, 2004, the Company’s available-for-sale equity securities portfolio totaled $122.7 million. The Bank’s equity securities portfolio accounted for $122.4 million of the year-end 2004 total, while the Holding Company’s portfolio accounted for the remaining $311,000.

The Company’s available-for-sale equity securities portfolio primarily consisted of common and preferred stock at December 31, 2004, with common stock accounting for $21.6 million of the total and preferred stock accounting for $101.1 million. The latter portfolio is redeemable by the issuers pursuant to the terms of such stocks, generally after an initial holding period. The Company benefits from its investment in certain preferred stocks due to the tax deductions received in connection with the dividends paid by corporate issuers on such securities.

Other Investment Activities. At December 31, 2004, the Company had a $495.8 million investment in BOLI, as compared to $375.0 million at December 31, 2003. The $120.8 million increase primarily reflects the $100.0 million BOLI policy that was purchased by the Company in February 2004 and the increase in the cash surrender value of the underlying policies. The BOLI policy was implemented to offset future employee benefit costs. The purchase of the BOLI policy, and the related increase in cash surrender value, are included in “other assets” in the Consolidated Statements of Condition. The income generated by the increase in the cash surrender value of the BOLI policy is included in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

In connection with the Roslyn merger, the Bank acquired an investment in a real estate joint venture with the Holiday Organization of Westbury, New York, in The Hamlet at Willow Creek Development Co. L.L.C. for the development of a 177-unit residential golf course community in Mount Sinai, New York. Through its subsidiary, Mt. Sinai Ventures, LLC, the Bank made an initial $25.0 million investment (which is included as “other assets” in the Consolidated Statements of Condition) at a preferred return of 1.0% over the prime rate of interest. In addition to the preferred return, the Company will also receive a 50% share of the residual profits or losses. The joint venture began to deliver units in the first quarter of 2004 and as of December 31, 2004 had delivered 78 units. The Company recognized $5.9 million in joint venture income during the year ended December 31, 2004, which is included in “other non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

Sources of Funds

General. The Company’s primary funding sources are deposits; borrowed funds, primarily in the form of wholesale borrowings; securities sales and redemptions; the interest income on investments; and principal and interest payments on loans.

Deposits. The Bank offers a variety of depository accounts featuring a range of interest rates and terms. In addition to certificates of deposit (“CDs”), the Bank’s deposits consist of savings accounts, NOW and money market accounts, and non-interest-bearing demand deposit accounts. At December 31, 2004, CDs totaled $3.8 billion, while savings accounts, NOW and money market accounts, and non-interest-bearing accounts totaled $3.1 billion, $2.9 billion, and $739.2 million, respectively.

The Bank’s deposits are typically obtained from customers residing or working in the communities in which its offices are located. While the flow of deposits has been significantly influenced by the consolidation of the banking industry, changes in short-term and market interest rates, and competition with other financial institutions, the Bank’s ability to compete for deposits reflects several factors, including its long-standing relationships with its customers, its strong community presence, the scope of its branch network, the range of products offered, and the convenience provided by its hours of service, online banking, and 24-hour ATMs.

The Bank uses traditional means of advertising its deposit products. While CDs in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates of interest, the Bank does not actively solicit such deposits, as they are generally more difficult to retain than other types of deposits. At December 31, 2004, $926.1 million, or 8.9% of the Bank’s deposit balance, consisted of CDs with a balance of $100,000 or more.

The Bank has authorized the use of brokers to obtain deposits to fund its operations, and has entered into relationships with several nationally recognized retail brokerage firms for this purpose. Depending on market conditions, the Bank may occasionally use such brokered deposits to fund asset growth and to manage its interest rate risk. In connection with the Roslyn merger in 2003, the Bank acquired $405.6 million of brokered CDs with original maturities ranging from three months to four years. At December 31, 2004, the Bank had a total of $59.9 million in brokered deposits, representing 0.6% of total deposits.

Borrowed Funds. Borrowed funds totaled $10.1 billion and $9.9 billion, respectively, at December 31, 2004 and 2003, and consisted of Federal Home Loan Bank of New York (“FHLB-NY”) advances, repurchase agreements, junior subordinated debentures, senior debt, and preferred stock of subsidiaries.

FHLB-NY Advances. The Bank is a member of, and has a line of credit with, the FHLB-NY. FHLB-NY advances totaled $3.4 billion at December 31, 2004 and $2.4 billion at December 31, 2003. Pursuant to a blanket collateral agreement with the FHLB-NY, advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, including loans and securities.

Repurchase Agreements. At December 31, 2004 and 2003, the Bank had repurchase agreements of $5.9 billion and $6.8 billion, respectively. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Company with an agreement to repurchase those securities at an agreed-upon price and date. The collateral for the Company’s repurchase agreements consists of U.S. Government agency obligations and mortgage-backed or –related securities. The security brokers utilized for borrowing transactions are subject to an ongoing financial review in order to ensure that the Company selects only those dealers whose financial strength will minimize the risk of principal loss due to default. This review is performed internally and/or by qualified third parties. Additionally, a Public Securities Association Master Repurchase Agreement must be executed and on file for each dealer selected.

Junior Subordinated Debentures. The Company has nine business trusts: Haven Capital Trust I, Haven Capital Trust II, Queens Capital Trust I, Queens Statutory Trust I, NYCB Capital Trust I, New York Community Statutory Trust I, New York Community Statutory Trust II, New York Community Capital Trust V, and Roslyn Preferred Trust I (collectively, the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of subsidiary trusts holding Solely Junior Subordinated Debentures.

On November 4, 2002, the Company completed a public offering of 5,500,000 Bifurcated Option Note Unit Securities (BONUSESSM Units), including 700,000 that were sold pursuant to the exercise of the underwriters’ over-

allotment option, at a public offering price of $50.00 per share. The Company realized net proceeds from the offering of approximately $267.3 million. Each BONUSES Unit consists of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00% on the $50.00 per share liquidation amount. The warrants and capital securities are non-callable for five years.

The gross proceeds of the BONUSES Units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants was $92.4 million, and was recorded as a component of additional “paid-in capital” in the Company’s consolidated financial statements. The value assigned to the capital security component was $182.6 million. The difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount and amortized to “interest expense” over the life of the capital securities on a level-yield basis. Issuance costs related to the BONUSES Units totaled $7.7 million, with $5.1 million allocated to the capital security, reflected in “other assets” in the Company’s Consolidated Statements of Condition, and amortized on a straight-line basis over five years. The portion of issuance costs allocated to the warrants totaled $2.6 million and was treated as a reduction in paid-in capital.

For additional information about the Company’s trust preferred securities, see “Note 9—Borrowed Funds” in the Company’s 2004 Annual Report to Shareholders, which portion is incorporated herein by reference.

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

Preferred Stock of Subsidiaries. On April 7, 2003, the Company, through its second-tier subsidiary, CFS Investments New Jersey, Inc., completed the sale of $60.0 million of capital securities of Richmond County Capital Corporation in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The capital securities consisted of $10.0 million, or 100 shares, of Richmond County Capital Corporation Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, stated value of $100,000 per share (the “Series B Preferred Stock”) and $50.0 million, or 500 shares, of Richmond County Capital Corporation Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, stated value of $100,000 per share (the “Series C Preferred Stock”). Dividends on the Series B Preferred Stock are payable quarterly at an annual rate of 8.25% of its stated value. The Series B Preferred Stock may be redeemed by the Company on or after July 15, 2024. Dividends on the Series C Preferred Stock are payable quarterly at an annual rate equal to LIBOR plus 3.25% of its stated value. The Series C Preferred Stock may be redeemed by the Company on or after July 15, 2008. The dividend rate on the Series C Preferred Stock resets quarterly.

On October 27, 2003, Roslyn Real Estate Asset Corp., a second-tier subsidiary that was acquired by the Company in the Roslyn merger, completed the sale of $102.0 million of capital securities in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The capital securities consisted of $12.5 million, or 125 shares, of Roslyn Real Estate Asset Corp. (“RREA”) Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series C Preferred Stock”) and $89.5 million, or 895 shares, of RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series D Preferred Stock”). Dividends on the RREA Series C Preferred Stock are payable quarterly at an annual rate of 8.95% of its stated value. The RREA Series C Preferred Stock may be redeemed by the Company on or after September 30, 2023. Dividends on the RREA Series D Preferred Stock were payable quarterly at an annual rate equal to 4.79% for the period from September 30, 2003 to, but excluding, December 31, 2003, and payable thereafter at LIBOR plus

3.65% of its stated value. The RREA Series D Preferred Stock may be redeemed by the Company on or after September 30, 2008. The dividend rate on the RREA Series D Preferred Stock will be reset quarterly.

Hedging. In the second quarter of 2003, the Company entered into four interest rate swap agreements which are reflected in “other liabilities” on the Consolidated Statements of Condition at December 31, 2004. The agreements effectively converted four of the Company’s trust preferred securities from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the trust preferred securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the trust preferred securities. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At December 31, 2004, a $1.9 million liability, representing the fair value of the interest rate swap agreements, was recorded in “other liabilities.” An offsetting adjustment was made to the carrying amount of the junior subordinated debentures to recognize the change in their fair value.

Subsidiary Activities

Under its New York State Leeway Authority, the Bank has formed, or acquired through merger transactions, 31 active subsidiary corporations, 18 of which are direct subsidiaries of the Bank and 13 of which are subsidiaries of Bank-owned entities.

The direct subsidiaries are (1) CFS Investments, Inc. (organized in New York), which sells non-deposit investment products; (2) RCBK Mortgage Corp. (organized in New York), which holds multi-family loans; (3) RCSB Corporation (organized in New York), which owns a branch building; (4) Richmond Enterprises Inc. (organized in New York), which is the holding company for Peter B. Cannell & Co., Inc.; (5) Pacific Urban Renewal Corp. (organized in New Jersey), which owns a branch building; (6) Blizzard Realty Corp. (organized in New York) and (7) 1400 Corp. (organized in New York), which manage Bank properties acquired through foreclosure while they are being marketed for sale; (8) Roslyn National Mortgage Corporation (organized in Delaware), which formerly operated as a mortgage loan originator and servicer and currently acts as a subleaser of office space; (9) RSB RNMC Re, Inc. (organized in Vermont), the holding company for RNMC Re, Inc., a captive re-insurance company, which reinsures mortgage impairment policies underwritten by principal carriers; (10) BSR 1400 Corp. (organized in New York), which holds Bank facilities and leases thereon; (11) RSB Mt. Sinai Ventures LLC (organized in Delaware), the holding company for Mt. Sinai Ventures LLC, which is a joint venture partner in the development, construction, and sale of a 177-unit residential golf course community in Mount Sinai, New York; (12) RSB O.B. Ventures LLC (organized in New York), the holding company for O.B. Ventures LLC, which is a joint venture partner in a 370-unit residential community in Plainview, New York; (13) RSB Agency (organized in New York), which sells non-deposit investment products; (14) Bellingham Corp. (organized in New York), which is a real estate holding company; (15) NYCB Community Development Corp. (organized in Delaware), which was formed to invest in community development activities; (16) Main Omni Realty Corp. (organized in New York), which owns foreclosed and investment properties; (17) Somerset Manor Holding Corp. (organized in New Jersey), which is the holding company for four subsidiaries that owned and operated two assisted living facilities in New Jersey in 2004; and (18) CFS Investments New Jersey, Inc. (organized in Delaware), an investment company and the principal shareholder for Woodhaven Investments, Inc. (organized in Delaware) and the principal shareholder for two Real Estate Investment Trusts (“REITs”): Roslyn Real Estate Asset Corp. (organized in Delaware) and Ironbound Investment Company, Inc. (organized in New Jersey), each of which holds residential and commercial mortgage loans. Ironbound Investment Company, Inc. is also the principal shareholder for Richmond County Capital Corporation (a REIT organized in New York) which, in turn, is the principal shareholder for Columbia Preferred Capital Corp. (a REIT organized in Delaware).

The 13 subsidiaries of Bank-owned entities are (1) Peter B. Cannell & Co., Inc.(organized in Delaware), which advises high net worth individuals and institutions on the management of their assets; (2) Woodhaven Investments Corp.; (3) Roslyn Real Estate Asset Corp.; (4) Ironbound Investment Company, Inc.; (5) Richmond County Capital Corporation; (6) Columbia Preferred Capital Corp. (the latter four subsidiaries being REITS that hold residential and commercial real estate mortgages); (7) Somerset Manor North Realty Holding Company, LLC; (8) Somerset Manor South Realty Holding Company, LLC; (9) Somerset Manor North Operating Company, LLC; (10) Somerset Manor South Operating Company, LLC; (the latter four subsidiaries either owning or operating assisted living facilities); (11) Mt. Sinai Ventures LLC; (12) O.B.Ventures LLC (the latter two being joint venture-related subsidiaries); and (13) RNMC Re., Inc., a reinsurance subsidiary.

In addition, the Bank maintains one inactive corporation, Bayonne Service Corp., which is organized in New Jersey, and the following inactive corporations which are organized in New York: MFO Holding Corp.; Queens County Capital Management, Inc.; Columbia Resources Corp.; CFSB Funding Corporation; Residential Mortgage Banking, Inc.; Old Northern Co. Ltd.; Columbia Insurance Agency; BSR Corp.; and VBF Holding Corporation. The Bank is also affiliated with Columbia Travel Services, Inc., an inactive corporation organized in New York.

The Company also owns 13 special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Nine of the subsidiaries are listed in the “Trust Preferred Securities” section above. The remaining four trusts were inactive as of December 31, 2004 (Please see “Note 9 – Borrowed Funds” in the Company’s 2004 Annual Report to Shareholders, which portion is incorporated herein by reference).

Personnel

At December 31, 2004, the number of full-time equivalent employees was 2,029. The Bank’s employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

FEDERAL, STATE, AND LOCAL TAXATION

Federal Taxation

General. The Holding Company, the Bank, and their subsidiaries (excluding REIT subsidiaries) report their income on a consolidated basis, using a calendar year and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including, in particular, the Bank’s treatment of its reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

Bad Debt Reserves. Prior to the enactment of The Small Business Job Protection Act of 1996 (the “1996 Act”) on August 20, 1996, thrift institutions such as the Bank were permitted to establish tax reserves for bad debts for federal income tax purposes. The 1996 Act eliminated the Bank’s ability to make future additions to its tax bad debt reserves and limited the circumstances which could give rise to the recapture of reserve amounts into the Company’s consolidated taxable income.

Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Holding Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes; distributions in redemption of stock; and distributions in partial or complete liquidation. Dividends paid from the Bank’s current or accumulated earnings and profits will not be included in the Bank’s income.

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

Corporate Alternative Minimum Tax. In addition to the regular income tax, the Internal Revenue Code (the “Code”) imposes an alternative minimum tax (“AMT”) in an amount equal to 20% of alternative minimum taxable income (“AMTI”) to the extent that the AMT exceeds the taxpayers’ regular income tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carryforwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Company does not expect to be subject to the AMT in the foreseeable future.

Dividends Received-Deduction and Other Matters. The Holding Company and the Bank may exclude from income 100% of dividends received from their consolidated subsidiaries. No dividends received-deduction is available for dividends paid by the Bank’s REIT subsidiaries. However, a 100% dividends paid-deduction is available to these REIT subsidiaries for qualifying dividend payments. A 70% dividends received-deduction generally applies with respect to dividends received from corporations that are not members of such consolidated groups, except that an 80% dividends received-deduction applies if the Company owns more than 20% of the stock of a corporation distributing a dividend.

State and Local Taxation

New York State Taxation. The Holding Company, the Bank, and certain of their subsidiaries are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications; (b) 3% of “alternative entire net income” allocable to New York State; or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. The Holding Company, the Bank, and certain of their subsidiaries file a New York State combined tax return.

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

The Company does business within the Metropolitan Transportation Business Tax District, (the “District”). A tax surcharge is imposed on banking corporations and business corporations doing business within the District and has been applied since 1982. The District tax rate is 17% on the tax described above, subject to modification in certain circumstances, and is scheduled to expire for tax years ending on or after December 31, 2009.

Bad Debt Reserves. For purposes of computing its New York State entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. The New York State tax bad debt reserve is subject to recapture for “non-dividend distributions” in a manner similar to the recapture of the federal tax bad debt reserves for such distributions. Also, the New York State tax bad debt reserve is subject to recapture in the event that the Bank fails a definitional test with respect to its asset mix (the “60% Test”), which it presently satisfies. Although there can be no assurance that the Bank will satisfy the 60% Test in the future, management believes that the requisite level of qualifying assets can be maintained by the Bank.

City of New York Taxation. The Holding Company, the Bank, and certain of their subsidiaries are also subject to a New York City banking corporation tax in an annual amount equal to the greater of (a) 9% of entire net income allocable to New York City, or (b) the applicable alternative tax. The applicable alternative tax is the greatest of (a) .01% of the value of taxable assets allocable to New York City with certain modifications, (b) 3% of alternative entire net income allocable to New York City, or (c) $125. Entire net income and alternative net income are calculated in a manner similar to that used for New York State tax, including the allowance of a deduction for an addition to the tax bad debt reserve. The New York City tax law does not permit a deduction for net operating losses. The Holding Company, the Bank, and certain of their subsidiaries file a New York City combined return.

Other State Taxes. Taxes paid by the Company and its subsidiaries to states other than New York are not material.

REGULATION AND SUPERVISION

General

The Bank is a New York State-chartered stock-form savings bank and its deposit accounts are primarily insured under the Bank Insurance Fund (“BIF”), although through its acquisition of CFS Bank, some deposits are insured by the Savings Association Insurance Fund (“SAIF”). The Bank is subject to extensive regulation and supervision by the New York State Banking Department (the “Banking Department”), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank must file reports with the Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”), concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Bank is periodically examined by the Banking Department and the FDIC to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC, or through legislation, could have a material adverse impact on the Company and the Bank and their operations, and the Company’s shareholders. The Company is required to file certain reports, and otherwise comply, with the rules and regulations of the Federal Reserve Board (“FRB”), the Banking Department, and the SEC under federal securities laws. In addition, the Banking Department and the FRB periodically examine the Company. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations and is qualified in its entirety by reference to the actual laws and regulations.

New York Law

The Bank derives its lending, investment, and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. See “Restrictions on Certain Activities.” Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock, and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in the stock of a single corporation is limited to the lesser of 2% of the issued and outstanding stock of such corporation or 1% of the savings bank’s assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank’s lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the “leeway” power, make investments not otherwise permitted under New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, savings banks are authorized to elect to invest under a “prudent person” standard in a wide range of debt and equity securities in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in New York State Banking Law. Although the “prudent person” standard may expand a savings bank’s authority, in the event that a savings bank elects to utilize the “prudent person” standard, it will be unable to avail itself of the other provisions of New York State Banking Law and regulations which set forth specific investment authority. A savings bank may also exercise trust powers upon approval of the Banking Department.

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

The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. In particular, the applicable provision of New York State Banking Law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the FDIC regulations issued pursuant thereto.

With certain limited exceptions, a New York State chartered savings bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent of Banks (the “Superintendent”) is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, subject to certain adjustments.

New York State Banking Law gives the Superintendent authority to issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the Banking Department that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard.

FDIC Regulations

Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the allowance for loan losses, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier I leverage capital ratio of 5%, a minimum Tier I risk-based capital ratio of 6% and a minimum total risk-based capital ratio of 10%.

The following is a summary of the Bank’s regulatory capital ratios at December 31, 2004:

Tier I Leverage Capital to Average Assets	8.63%
Tier I Risk-Based Capital to Risk-Weighted Assets	15.84%
Total Risk-Based Capital to Risk-Weighted Assets	16.50%

The regulatory capital regulations of the FDIC and other federal banking agencies provide that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. According to the agencies, applicable considerations include the quality of the bank’s interest rate risk management process, the overall financial condition of the bank, and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. Banks that engage in specified amounts of trading activity may be subject to adjustments in the calculation of the risk-based capital requirement to assure sufficient additional capital to support market risk.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe, for the depository institutions under its jurisdiction, standards that relate to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (“FDI Act”). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

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

Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. The Bank is also subject to dividend declaration restrictions imposed by New York law as previously discussed under “New York Law.”

Investment Activities

Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding that state law, FDICIA, and the FDIC regulations permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of Nasdaq and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The Gramm-Leach-Bliley Act of 1999 and FDIC regulation impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to an FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC.

The Bank received grandfathering authority from the FDIC in 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier I Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or in the event that the Bank converts its charter or undergoes a change in control.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measure for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” banks are subject to growth, capital distribution (including dividend), and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized banks are subject to one or more additional restrictions, including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

“Critically undercapitalized” institutions also may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on certain subordinated debt, or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W promulgated thereunder. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. Generally, a bank’s subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of a savings bank, and any companies that are controlled by such parent holding company, are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or no less favorable to, the savings bank or its subsidiary as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, governs a savings bank’s loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

The FDIC has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the savings bank became critically undercapitalized. For this purpose, “critically undercapitalized” means having a ratio of tangible equity to total assets of less than 2%. See “Prompt Corrective Regulatory Action.”

The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including (i) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurrence or likely incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts

The Bank is a member of the BIF and, through acquisitions, also holds some deposits that are considered to be insured by the SAIF.

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

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was signed into law. Among other things, the law spreads the obligations for payment of the financing Corporation (“FICO”) bonds across all BIF and SAIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition, or violation that might lead to the termination of such deposit insurance.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC, in connection with its examination of a savings bank; to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest CRA rating, received from the FDIC in February 2003, was “satisfactory.”

New York Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York to serve the credit needs of its local community (“NYCRA”), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank’s compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Bank’s latest NYCRA rating, received from the Banking Department in August 2004, was “outstanding.”

Federal Reserve System

Under Federal Reserve Board (“FRB”) regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.6 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $47.6 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $7.0 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of vault cash, in a non-interest-bearing account at a Federal Reserve Bank, or in a pass-through account as defined by the FRB, the effect of this reserve requirement is a limitation on the Bank’s ability to grow its interest-earning assets.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of capital stock. The Bank was in compliance with this requirement, with an investment in FHLB-NY stock of $232.2 million at December 31, 2004.

The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 2004 and 2003, dividends from the FHLB-NY to the Bank amounted to $5.5 million and $6.3 million, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income might also be reduced. FHLB System members are also authorized to borrow from the Federal Reserve Bank’s “discount window,” but regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Interstate Branching

Federal law allows the FDIC, and New State York Banking Law allows the New York Superintendent of Banks, to approve an application by a state bank to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch, if the intended host state has opted into interstate de novo branching. The Bank currently maintains nine branches in New Jersey in addition to its branches in New York State.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. (Please see “Capital Maintenance.”) At December 31, 2004, the Company’s consolidated Total and Tier I Capital exceeded these requirements.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

Acquisition of the Holding Company

Federal Restrictions. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding Common Stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock. See “Holding Company Regulation.”

New York Change in Control Restrictions. In addition to the CIBCA and the BHCA, New York State Banking Law generally requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York.

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

STATISTICAL DATA

The detailed statistical data that follows is being presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission. This data should be read in conjunction with the consolidated financial statements and notes thereto, and the discussion included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are indexed on the Form 10-K Cross Reference Index.

A. Loan Maturity and Repricing

The following table sets forth the maturity or period to repricing of the Bank’s loan portfolio at December 31, 2004. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization totaled $2.9 billion in 2004.

	Mortgage and Other Loans at December 31, 2004
(dollars in thousands)	Multi- Family	Commercial Real Estate	Construction	One-to-Four Family	Other	Total Loans
Amount due:
Within one year	$484,019	$127,099	$776,259	$66,219	$83,480	$1,537,076
After one year:
One to five years	5,499,898	878,086	30,848	126,567	14,257	6,549,656
Over five years	3,855,346	1,135,585	—	313,330	4,718	5,308,979

Total due or repricing after one year	9,355,244	2,013,671	30,848	439,897	18,975	11,858,635

Total amounts due or repricing, gross	$9,839,263	$2,140,770	$807,107	$506,116	$102,455	$13,395,711

The following table sets forth, as of December 31, 2004, the dollar amount of all loans due after December 31, 2005, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2005
(dollars in thousands)	Fixed	Adjustable	Total
Mortgage loans:
Multi-family	$1,383,543	$7,971,701	$9,355,244
Commercial real estate	492,627	1,521,044	2,013,671
Construction	30,848	—	30,848
One-to-four family	369,357	70,540	439,897

Total mortgage loans	2,276,375	9,563,285	11,839,660
Other loans	17,186	1,789	18,975

Total loans	$2,293,561	$9,565,074	$11,858,635

B. Summary of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses at December 31,

	2004		2003		2002		2001		2000
(dollars in thousands)	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance
Mortgage loans:
Multi-family	$41,717	53.44%	$32,130	41.04%	$25,433	62.80%	$21,361	52.74%	$7,783	43.08%
Commercial real estate	20,434	26.18	18,859	24.09	7,016	17.32	8,150	20.12	5,671	31.40
Construction	9,770	12.52	11,903	15.20	2,104	5.20	3,489	8.62	892	4.94
One-to-four family	2,954	3.78	5,462	6.98	2,763	6.82	6,084	15.02	2,923	16.18
Other loans	3,182	4.08	9,939	12.69	3,184	7.86	1,416	3.50	795	4.40

Total loans	$78,057	100.00%	$78,293	100.00%	$40,500	100.00%	$40,500	100.00%	$18,064	100.00%

The preceding allocation is based upon an estimate at a given point in time, which, in turn, is based on various factors including, but not limited to, historical and projected default rates and loss severities, internal risk ratings, and geographic, industry and other environmental factors. A different allocation methodology may be deemed to be more appropriate in the future.

C. Securities Maturity Data

The following table sets forth the amortized cost, contractual maturities, and approximate weighted average yields for the available-for-sale and held-to-maturity securities portfolios at December 31, 2004:

	Due within One Year		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agency obligations	$—	—%	$—	—%	$440,704	4.68%	$829,884	5.12%	$1,270,588	4.97%
State, county and municipal	—	—	—	—	609	5.62	5,912	6.60	6,521	6.51
Corporate bonds	50,386	5.13	27,418	7.66	46,991	6.53	129,875	5.29	254,670	5.74
Capital trust notes	—	—	—	—	—	—	344,742	8.45	344,742	8.45
Other bonds	—	—	1,016	4.84	—	—	—	—	1,016	4.84
Agency certificates	—	—	—	—	—	—	1,418,082	4.36	1,418,082	4.36
CMOs and other mortgage-backed securities	—	—	78	3.99	1,557	4.82	3,680,335	4.97	3,681,970	4.97
Equity securities	—	—	—	—	—	—	137,206	4.34	137,206	4.34

Total securities	$50,386	5.13%	$28,512	7.55%	$489,861	4.86%	$6,546,036	5.04%	$7,114,795	5.04%

ITEM 2.	Properties

The executive and administrative offices of the Company and its subsidiaries are located at 615 Merrick Avenue, Westbury, New York. The office building and land had been purchased by CFS Bank in December 1997 and is now occupied by the Company under a lease agreement and Payment-in-Lieu-of-Tax (“PILOT”) agreement with the Town of Hempstead Industrial Development Agency (“IDA”), which was assumed by the Company pursuant to the merger with Haven on November 30, 2000. Under the IDA and PILOT agreements, the Company sold the building and land to the IDA, is leasing it for $1.00 per year for a 10-year period, and will repurchase the building for $1.00 upon expiration of the lease term in exchange for IDA financial assistance.

At December 31, 2004, the Bank owned 43 and leased 100 of its branch offices and other bank business facilities under various lease and license agreements expiring at various times through 2025 (Please see “Note 11- Commitments and Contingencies: Lease and License Commitments” in the Company’s 2004 Annual Report to Shareholders, which portion is incorporated herein by reference). The Company and the Bank believe that their facilities are adequate to meet their present and immediately foreseeable needs.

ITEM 3.	Legal Proceedings

In the normal course of the Company’s business, there are various outstanding legal proceedings. Although no assurances can be given, management currently believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank, now the Queens County Savings Bank Division of New York Community Bank. At December 31, 2004, the Bank had a lawsuit pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in damages. This amount does not include any statutory prejudgment interest that could be awarded on a judgment amount, if any; such interest accumulates at a rate of 9% per annum since the date of the loss. The ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and continues to defend its position.

In 2004, the Company and various executive officers and directors were named in a series of class action lawsuits brought in the United States District Court, Eastern District of New York and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County that was later removed by the defendants to federal court. The class actions are brought on behalf of persons and entities, other than the defendants, who purchased or otherwise acquired the Company’s securities during the period June 27, 2003 to July 1, 2004, or such shorter period as defined in some of the actions. The lawsuits are all related to the same sets of facts and circumstances and all but one allege that the Company violated Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts. Based upon the same facts, an additional suit alleges the Company violated the Employee Retirement Income Security Act on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The cases are in very preliminary stages. The defendants have not answered or otherwise responded to any of the complaints and no discovery has taken place. Management believes it has meritorious defenses against these actions and continues to defend its position.

On February 8, 2005, the Company’s Board of Directors received a letter, dated January 31, 2005, from a law firm purporting to represent a shareholder of the Company that repeats many of the allegations made in the putative class actions, and demands that the Board take a variety of actions allegedly required to address those allegations. The Board of Directors is currently evaluating what response, if any, to make to this letter. Management expects that the resolution of this matter will not have a material adverse impact on the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “NYB”.

Information regarding the market price of the Company’s common stock and the dividends paid during the years ended December 31, 2004 and 2003 appears in the 2004 Annual Report to Shareholders under the caption “Dividends Paid Per Common Share and Market Price of Common Stock” and is incorporated herein by this reference.

As of March 8, 2005 the Company had approximately 14,200 shareholders of record, excluding the number of persons or entities holding stock in nominee or street name through various brokers and banks.

Share Repurchase Program

During the three months ended December 31, 2004, the Company allocated $2,035,316.01 toward the repurchase of 102,346 shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1: October 1, 2004 through October 31, 2004	5,951	$20.53	5,951	1,778,322	(2)
Month #2: November 1, 2004 through November 30, 2004	3,079	18.28	3,079	1,775,243
Month #3: December 1, 2004 through December 31, 2004	93,316	19.79	93,316	1,681,927

Total	102,346	$19.53	102,346

(1)	All shares were purchased in privately negotiated transactions.

(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At December 31, 2004, 1,681,927 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion, or upon termination of the repurchase authorization by the Board.

ITEM 6.	Selected Financial Data

Information regarding selected financial data appears in the 2004 Annual Report to Shareholders under the caption “Financial Summary,” and is incorporated herein by this reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information regarding management’s discussion and analysis of financial condition and results of operations appears in the 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by this reference.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk appears in the 2004 Annual Report to Shareholders under the caption “Asset and Liability Management and the Management of Interest Rate Risk,” and is incorporated herein by this reference.

ITEM 8.	Financial Statements and Supplementary Data

Information regarding the consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports appears in the 2004 Annual Report to Shareholders under the captions “Consolidated Financial Statements and Notes Thereto” and “Reports of Independent Registered Public Accounting Firm,” and are incorporated herein by this reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weakness discussed below.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, utilizing the framework established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004, due to the following material weakness: As of December 31, 2004, the Company did not employ sufficient personnel with adequate technical skills relative to accounting for income taxes. In addition, the Company’s income tax accounting policies and procedures did not provide for effective supervisory review of income tax accounting amounts and analyses, and the related recordkeeping activities. These deficiencies resulted in a material reclassification between the deferred tax asset and current tax receivable accounts. These errors have been corrected by management in the accompanying consolidated financial statements. These deficiencies result in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report is included in item 9A(d) below.

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company already had maintained a significant program of internal controls, including internal controls over financial reporting and controls that apply primarily to our principal banking subsidiary that were designed in compliance with federal and state banking laws. As part of our 2004 project to assess the Company’s internal controls over financial reporting, we adopted a variety of enhancements to the structure we use for documenting and assessing those internal controls. In addressing the internal control deficiencies over financial reporting relating to the Company’s income tax function, during the first quarter of 2005, we have implemented various modifications to our internal controls and procedures in the tax and tax-related financial accounting areas, including the following, which we believe will improve our internal control over financial reporting in future periods:

•	Hiring a new Tax Director having significant experience and qualifications in all areas relating to taxation. As the senior tax officer within the organization, the new Tax Director has responsibility for supervising and directing a broad scope of tax functions, including the implementation and maintenance of internal controls relating to such functions, and will be actively involved in the internal controls review process. The Tax Director reports directly to the Chief Financial Officer and the Chief Operating Officer.

•	Hiring a new Tax Manager having substantial experience and qualifications in the area of taxation and also having significant experience in a previous position that involved working directly with the new Tax Director. The Tax Manager, who reports directly to the Tax Director, has day-to-day responsibility for numerous tax department functions, including with respect to internal controls affecting the department.

•	Assessing the need for additional staff to ensure maintenance of appropriate internal controls over financial reporting relating to the tax area.

•	Increasing the frequency of the internal audit review of certain functions within the tax area to ensure that internal controls are functioning effectively.

We believe that these efforts address the internal controls weaknesses identified by management during its review of internal controls that affected, or could have affected, our internal controls over financial reporting as of December 31, 2004.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that New York Community Bancorp, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of inadequate internal controls relating to the Company’s income tax function, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, the Company did not employ sufficient personnel with adequate technical skills relative to accounting for income taxes. In addition, the Company’s income tax accounting policies and procedures did not provide for effective supervisory review of income tax accounting amounts and analyses, and the related recordkeeping activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

/s/    KPMG LLP

New York, New York

March 15, 2005

ITEM 9B.	Other Information

The following disclosures would otherwise have been filed on Form 8-K under the heading: “Item 1.01. Entry into a Material Definitive Agreement”:

On December 1, 2004 and in conjunction with the termination of his employment agreement as described below, Joseph L. Mancino entered into a Consulting Agreement with the Company and the Bank. Under the terms of the Agreement, Mr. Mancino has agreed to provide up to ten hours per month of consulting services to the Company and the Bank with respect to the Bank’s Roslyn Savings Division, in consideration for which he will be paid a monthly consulting fee of $16,666.00 and will be reimbursed for his reasonable out-of-pocket expenses incurred in the performance of the consulting services. The term of the Consulting Agreement is for a period of twenty-four (24) months, and may be terminated for Cause (as defined in the Agreement) or without Cause upon providing 30 days’ prior written notice. Mr. Mancino may also terminate the Agreement by providing the Company and the Bank with 30 days’ prior written notice of the termination. In the event Mr. Mancino terminates the Agreement or the Company and the Bank terminate the Agreement for Cause, Mr. Mancino will only be entitled to receive payment for accrued but unpaid monthly consulting fees and expenses due him through the last day he performs services under the Agreement. The Consulting Agreement provides that, in the event the Company or the Bank terminates the Agreement without Cause or in the event of Mr. Mancino’s death, the only obligation of the Company and the Bank will be to pay Mr. Mancino or his estate the monthly consulting fees through the end of the scheduled term as well as any then accrued but unpaid consulting fees and expenses. Additionally, the Consulting Agreement extends the term of that certain Noncompetition Agreement, dated as of June 27, 2003, among the Company, the Bank, and Mr. Mancino for one additional year.

In connection with Mr. Mancino’s termination of employment, he executed a General Release, in which he released the Company, the Bank, their affiliates, and their respective predecessors and successors from any and all claims he may have through December 1, 2004.

On January 31, 2005 and in conjunction with the termination of his employment agreement as described below, James J. O’Donovan entered into a Senior Consulting Agreement with the Company and the Bank. Under the terms of the Agreement, Mr. O’Donovan has agreed to provide certain consulting services, and to be available on a full time basis, to the Company and the Bank as a non-executive employee with respect to the Bank’s lending operations, as may reasonably be requested from time to time by the Company’s Chief Executive Officer or certain officers designated by him. Additionally, the Agreement provides that Mr. O’Donovan agrees to continue to serve as a member of the Company’s and the Bank’s Boards of Directors and to serve as Chairman of the Mortgage and Real Estate Committee of the Bank’s Board (in each case as requested by the respective Boards from time-to-time and subject to the Holding Company’s and the Bank’s customary nomination, election, and appointment processes). The Senior Consulting Agreement includes covenants regarding the confidentiality of information, non-competition, and non-solicitation with respect to the Company’s and the Bank’s employees or customers. In consideration for his services and for the non-competiton covenants included in the Senior Consulting Agreement, the Agreement provides that Mr. O’Donovan will be paid a monthly consulting fee of $37,500.00 and will be reimbursed for his reasonable out-of-pocket expenses, and will not be entitled to payment of directors’ fees, advisory directors’ fees, or other compensation for serving on the Boards or as Chairman of the Mortgage and Real Estate Committee. The term of the Senior Consulting Agreement is for a period of thirty-six (36) months, and may be terminated for Cause (as defined in the Agreement) or without Cause upon providing 30 days’ prior written notice. Mr. O’Donovan may also terminate the Agreement by providing the Company and the Bank with 30 days’ prior written notice of the termination. In the event Mr. O’Donovan terminates the Agreement or the Company and the Bank terminate the

Agreement for Cause, Mr. O’Donovan will only be entitled to receive payment for accrued but unpaid monthly consulting fees and expenses due him through the last day he performs services under the Agreement. The Agreement also provides that, if a Change in Control (as defined in the Agreement) of the Company or the Bank occurs during its term and Mr. O’Donovan dies or terminates the Consulting Period within 90 days after the Change in Control, the term of the Agreement will automatically be extended to 15 months from the date of the Change in Control and the Company and the Bank will be obligated to pay Mr. O’Donovan or his estate the monthly consulting fees through the end of the scheduled term (as if the termination had not occurred), as well as any then accrued but unpaid consulting fees and expenses. The Senior Consulting Agreement also provides that the Company would indemnify Mr. O’Donovan for any excise taxes imposed under Section 4999 of the Internal Revenue Code and any additional income, employment, and excise taxes imposed as a result of any such change in control payments to be received by Mr. O’Donovan pursuant to the Senior Consulting Agreement.

The following disclosures would otherwise have been filed on Form 8-K under the heading: “Item 1.02. Termination of a Material Definitive Agreement”:

On November 15, 2004, the Employment Agreement, dated as of June 27, 2003, by and among the Company, Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino was terminated in connection with Mr. Mancino’s resignation as Co-Chairman of the Board of Directors of the Company, Co-Chairman of the Board of Directors of New York Community Bank, and Chairman and Chief Executive Officer of the Roslyn Savings Division of the Bank. Mr. Mancino submitted notice of termination to the Company on October 15, 2004. In accordance with the terms of the Agreement, upon the termination, Mr. Mancino received a lump sum payment of $2,612,812.58, such amount being equal to three times the sum of the executive’s base salary and annual bonus from the Company for the last full calendar year of his employment prior to the date of termination plus the value of certain benefits that he would have received for the three years following the date of termination had he been employed for that three-year period, plus certain Welfare Benefits pursuant to his Agreement. On December 1, 2004 and in connection with the termination of the above-referenced Agreement, Mr. Mancino, the Company and the Bank entered into a Consulting Agreement and Release as described in Item 1.01 above, such description being incorporated herein by reference. In addition, options to purchase Company common stock which had not yet vested automatically vested upon Mr. Mancino’s termination of employment.

On November 22, 2004, Mr. O’Donovan submitted notice of his election to relinquish his title and duties as Executive Vice President and Chief Lending Officer of New York Community Bank. As a result, on January 31, 2005, the Employment Agreement, dated as of February 7, 1997, by and among the Company, the Bank, and James O’Donovan, and the Employment Agreement, dated as of February 7, 1997, by and between the Company and James O’Donovan, were terminated. On January 31, 2005 and in connection with the termination of the foregoing employment agreements, Mr. O’Donovan entered into a Senior Consulting Agreement, dated as of January 31, 2005, among the Company, the Bank, and Mr. O’Donovan. The terms of such agreement are described in Item 1.01 above and are incorporated herein by reference.

The following disclosure would otherwise have been filed on Form 8-K under the heading: “Item 2.06. Material Impairments”:

In the fourth quarter of 2004, the Company recorded a pre-tax non-cash charge of $8.2 million for the other-than-temporary impairment of perpetual preferred FNMA stock with a par value of $50.0 million. On an after-tax basis, the charge was equivalent to $5.0 million, or $0.02 per diluted share.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information regarding the directors and executive officers of the Registrant appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2005, under the caption

“Information with Respect to Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 11.	Executive Compensation

Information regarding executive compensation appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2005, under the captions “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” and “Employment Agreements,” and is incorporated herein by this reference.

A copy of the Company’s code of ethics is available at its web site, www.myNYCB.com, and will be provided, without charge, upon written request to the Company’s Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table provides information regarding the Company’s equity compensation plans at December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	21,236,182	$14.93	437,639
Equity compensation plans not approved by security holders	—	—	—

Total	21,236,182	$14.93	437,639

Information regarding security ownership of certain beneficial owners appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2005, under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by this reference.

Information regarding security ownership of management appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held June 1, 2005, under the caption “Information with Respect to the Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2005, under the caption “Transactions with Certain Related Persons,” and is incorporated herein by this reference.

ITEM 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services appears in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2005, under the captions “Audit Committee Report to Shareholders” and “Audit and Non-audit Fees” and is incorporated herein by this reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 and are incorporated herein by this reference:

•	Consolidated Statements of Condition at December 31, 2004 and 2003;
•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2004;
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2004;
•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004;
•	Notes to the Consolidated Financial Statements;
•	Management’s Report on Internal Control over Financial Reporting;
•	Changes in Internal Control over Financial Reporting;
•	Reports of Independent Registered Public Accounting Firm.

The remaining information appearing in the 2004 Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (3)
4.1	Specimen Stock Certificate (4)
4.2	Shareholder Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (5)
4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
10.1	Form of Employment Agreement between New York Community Bancorp, Inc. (formerly known as “Queens County Bancorp, Inc.”) and Joseph R. Ficalora, Robert Wann, and James O’Donovan (6)
10.2	Form of Employment Agreement between New York Community Bank (formerly known as “Queens County Savings Bank”) and Joseph R. Ficalora, Robert Wann, and James O’Donovan (6)
10.3	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (7)
10.4	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (7)
10.5	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (8)
10.6	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (7)
10.7	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (7)
10.8	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (9)
10.9	General Release, dated as of December 1, 2004, by Joseph L. Mancino in favor of New York Community Bancorp, Inc., New York Community Bank, their affiliates and their respective predecessors and successors (attached hereto)
10.10	Consulting Agreement, dated as of December 1, 2004, by and among New York Community Bancorp, Inc., New York Community Bank, and Joseph L. Mancino (attached hereto)
10.11	Employment Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (9)
10.12	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (9)
10.13	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro (9)
10.14	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro (9)
10.15	Amended and Restated Employment Agreement, dated as of November 30, 2004, by and among New York Community Bancorp, Inc., New York Community Bank, and Michael P. Puorro (10)
10.16	Senior Consulting Agreement, dated January 31, 2005, by and among New York Community Bancorp, Inc., New York Community Bank, and James J. O’Donovan (attached hereto)
10.17	Form of Queens County Savings Bank Recognition and Retention Plan for Outside Directors (8)
10.18	Form of Queens County Savings Bank Recognition and Retention Plan for Officers (8)
10.19	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (11)
10.20	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (11)

10.21	Form of Queens County Savings Bank Employee Severance Compensation Plan (8)
10.22	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (8)
10.23	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (8)
10.24	ESOP Loan Documents (7)
10.25	Incentive Savings Plan of Queens County Savings Bank (12)
10.26	Retirement Plan of Queens County Savings Bank (8)
10.27	Supplemental Benefit Plan of Queens County Savings Bank (13)
10.28	Excess Retirement Benefits Plan of Queens County Savings Bank (8)
10.29	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (8)
10.30	Queens County Bancorp, Inc. 1997 Stock Option Plan (14)
10.31	Richmond County Financial Corp. 1998 Stock Option Plan (15)
10.32	Richmond County Savings Bank Retirement Plan (15)
10.33	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated (16)
10.34	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan (16)
10.35	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan (16)
11.0	Statement Re: Computation of Per Share Earnings (attached hereto)
12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)
13.0	Financial Section of 2004 Annual Report to Shareholders (attached hereto)
21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”
23.0	Consent of KPMG LLP, dated March 15, 2005 (attached hereto)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 01-31565)
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278)
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-66852)
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486), and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 1-31565)
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-31565)
(7)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486)
(8)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(9)	Incorporated herein by reference into this document from the Exhibits to Form 10-Q for the quarterly period ended September 30, 2003, filed on November 14, 2004 (File No. 1-31565)
(10)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on December 6, 2004
(11)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(12)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(13)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(14)	Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement the Annual Meeting of Shareholders held on May 15, 2002
(15)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(16)	Incorporated by reference into this document for the Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005	New York Community Bancorp, Inc. (Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
Director, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael F. Manzulli	3/16/05	/s/ Joseph R. Ficalora	3/16/05
Michael F. Manzulli		Joseph R. Ficalora
Chairman		Director, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald M. Blake	3/16/05	/s/ Michael P. Puorro	3/16/05
Donald M. Blake		Michael P. Puorro
Director		Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Dominick Ciampa	3/16/05	/s/ Robert S. Farrell	3/16/05
Dominick Ciampa		Robert S. Farrell
Director		Director

/s/ Dr. William C. Frederick	3/16/05	/s/ Max. L. Kupferberg	3/16/05
William C. Frederick, M.D.		Max. L. Kupferberg
Director		Director

/s/ Maureen E. Clancy	3/16/05	/s/ Thomas A. Doherty	3/16/05
Maureen E. Clancy		Thomas A. Doherty
Director		Director

/s/ Joseph L. Mancino	3/16/05	/s/ John A. Pileski	3/16/05
Joseph L. Mancino		John A. Pileski
Director		Director

/s/ Hon. Guy V. Molinari	3/16/05	/s/ John M. Tsimbinos	3/16/05
Hon. Guy V. Molinari		John M. Tsimbinos
Director		Director

/s/ Spiros J. Voutsinas	3/16/05	/s/ James J. O’Donovan	3/16/05
Spiros J. Voutsinas		James J. O’Donovan
Director		Director

/s/ Michael J. Levine	3/16/05
Michael J. Levine
Director