Form 10-Q
period 2005-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2005-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Par Value: $0.01

Classes of Common Stock

265,554,808

Number of shares outstanding at May 4, 2005

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2005

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Cash and due from banks	$196,696	$187,679
Money market investments	1,172	1,171
Securities available for sale:
Mortgage-related securities available for sale ($2,574,162 and $2,767,756 pledged, respectively)	2,711,797	2,901,039
Other securities	211,062	207,070
Securities held to maturity:
Mortgage-related securities ($1,829,689 and $2,129,155 pledged, respectively)	2,027,164	2,166,416
Other securities ($1,123,831 and $1,242,364 pledged, respectively)	1,651,065	1,806,198
Mortgage loans, net	14,459,231	13,293,506
Other loans, net	64,729	102,538
Less: Allowance for loan losses	(78,049)	(78,057)

Loans, net	14,445,911	13,317,987
Federal Home Loan Bank of New York stock, at cost	275,150	232,215
Premises and equipment, net	144,248	148,263
Goodwill	1,937,680	1,951,438
Core deposit intangibles	84,610	87,553
Other assets	925,889	1,030,797

Total assets	$24,612,444	$24,037,826

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$3,337,556	$2,850,218
Savings accounts	2,788,017	3,060,334
Certificates of deposit	3,719,778	3,752,327
Non-interest-bearing accounts	742,937	739,238

Total deposits	10,588,288	10,402,117

Official checks outstanding	23,730	16,831
Borrowed funds:
Wholesale borrowings	9,614,391	9,334,953
Junior subordinated debentures	444,510	446,084
Other borrowings	360,266	361,504

Total borrowed funds	10,419,167	10,142,541

Mortgagors’ escrow	122,706	54,555
Other liabilities	259,956	235,368

Total liabilities	21,413,847	20,851,412

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 273,396,452 shares issued; 265,478,175 and 265,190,635 shares outstanding, respectively)	2,734	2,734
Paid-in capital in excess of par	3,015,920	3,013,241
Retained earnings (partially restricted)	473,446	452,134
Less: Treasury stock (7,918,277 and 8,205,817 shares, respectively)	(217,625)	(223,230)
Unallocated common stock held by ESOP	(14,341)	(14,655)
Common stock held by SERP and Deferred Compensation Plans	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(40,816)	(20,443)
Net unrealized loss on securities transferred to held to maturity	(17,608)	(20,254)

Total stockholders’ equity	3,198,597	3,186,414

Commitments and contingencies

Total liabilities and stockholders’ equity	$24,612,444	$24,037,826

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Interest Income:
Mortgage and other loans	$188,292	$156,199
Mortgage-related securities	59,997	105,384
Other securities	33,901	34,031
Money market investments	204	234

Total interest income	282,394	295,848

Interest Expense:
NOW and money market accounts	12,391	6,864
Savings accounts	4,003	4,097
Certificates of deposit	20,088	7,268
Borrowed funds	87,090	64,059
Mortgagors’ escrow	66	44

Total interest expense	123,638	82,332

Net interest income	158,756	213,516
Provision for loan losses	—	—

Net interest income after provision for loan losses	158,756	213,516

Non-interest Income:
Fee income	12,911	13,745
Net securities gains	48	9,944
Gain on sale of Bank-owned properties	6,110	—
Other	12,939	13,803

Total non-interest income	32,008	37,492

Non-interest Expense:
Operating expenses:
Compensation and benefits	25,401	25,296
Occupancy and equipment	11,388	9,537
General and administrative	11,988	10,605
Other	1,856	1,505

Total operating expenses	50,633	46,943
Amortization of core deposit intangibles	2,943	2,860

Total non-interest expense	53,576	49,803

Income before income taxes	137,188	201,205
Income tax expense	46,106	71,182

Net Income	$91,082	$130,023

Comprehensive income, net of tax:
Unrealized (loss) gain on securities, net of tax	(17,727)	65,147

Comprehensive income	$73,355	$195,170

Basic earnings per share	$0.35	$0.50

Diluted earnings per share	$0.35	$0.48

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2005
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 2,734

Balance at end of period	2,734

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,013,241
Tax effect of stock plans	1,149
Allocation of ESOP stock	1,530

Balance at end of period	3,015,920

Retained Earnings:
Balance at beginning of year	452,134
Net income	91,082
Dividends paid on common stock	(65,180)
Exercise of stock options	(4,590)

Balance at end of period	473,446

Treasury Stock:
Balance at beginning of year	(223,230)
Purchase of common stock (55,987 shares)	(1,032)
Exercise of stock options (343,527 shares)	6,637

Balance at end of period	(217,625)

Employee Stock Ownership Plan:
Balance at beginning of year	(14,655)
Earned portion of ESOP	314

Balance at end of period	(14,341)

SERP and Deferred Compensation Plans:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(40,697)
Net unrealized loss on securities available for sale, net of tax of $13,563	(20,344)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $1,738	2,646
Less: Reclassification adjustment for gains included in net income, net of tax of $19	(29)

Change in net unrealized depreciation in securities, net of tax	(17,727)

Balance at end of period	(58,424)

Total stockholders’ equity at end of period	$3,198,597

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$91,082	$130,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,379	3,274
Accretion of discounts, net	(8,964)	(21,273)
Net decrease (increase) in net deferred loan origination costs/fees	295	(1,229)
Amortization of core deposit intangibles	2,943	2,860
Net securities gains	(48)	(9,944)
Net gain on sale of loans	(144)	(334)
Gain on sale of Bank-owned properties	(6,110)	—
Tax benefits and changes to stock plans	1,149	34,458
Allocated portion of ESOP	1,844	3,290
Changes in assets and liabilities:
Decrease (increase) in goodwill, net	13,758	(24,399)
(Increase) decrease in deferred income taxes, net	(1,367)	1,383
Decrease (increase) in other assets	118,120	(114,621)
Increase (decrease) in official checks outstanding	6,899	(33,311)
Increase in other liabilities	24,588	52,531

Total adjustments	156,342	(107,315)

Net cash provided by operating activities	247,424	22,708

Cash Flows from Investing Activities:
Proceeds from repayments and redemptions of securities held to maturity	307,319	237,625
Proceeds from repayments, redemptions, and sales of securities available for sale	152,936	936,845
Purchase of securities held to maturity	—	(825,860)
Purchase of securities available for sale	(1,180)	(2,830,660)
Net purchase of FHLB-NY stock	(42,935)	(22,554)
Net increase in loans	(1,144,192)	(582,538)
Proceeds from sale of loans	16,117	165,359
Proceeds from sale of Bank-owned properties	7,847	—
Purchase of premises and equipment, net	(1,101)	(4,154)

Net cash used in investing activities	(705,189)	(2,925,937)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	68,151	58,549
Net increase (decrease) in deposits	186,171	(301,979)
Net increase in borrowed funds	276,626	2,732,914
Cash dividends paid on common stock	(65,180)	(55,764)
Treasury stock purchases	(1,032)	(69,480)
Net cash received from stock option exercises	2,047	21,267
Proceeds from shares issued in secondary offering, net	—	399,532
Cash in lieu of fractional shares related to stock split	—	(594)

Net cash provided by financing activities	466,783	2,784,445

Net increase (decrease) in cash and cash equivalents	9,018	(118,784)
Cash and cash equivalents at beginning of period	188,850	287,071

Cash and cash equivalents at end of period	$197,868	$168,287

Supplemental information:
Cash paid for (received from):
Interest	$142,500	$104,625
Income taxes	(80,722)	(29,930)
Non-cash investing activities:
Transfer to other real estate owned from loans	$124	$205

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”) and its wholly-owned subsidiary, New York Community Bank (the “Bank”).

The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders and incorporated by reference into the Company’s 2004 Annual Report on Form 10-K.

Note 2. Stock-based Compensation

The Company had eight stock option plans at March 31, 2005. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s net income and earnings per share would have equaled the pro forma amounts indicated in the following table.

(in thousands, except per share data)	For the Three Months Ended March 31,
	2005	2004
Net Income:
As reported	$91,082	$130,023
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	1,522	11,809

Pro forma	$89,560	$118,214

Basic Earnings Per Share:
As reported	$0.35	$0.50

Pro forma	$0.34	$0.45

Diluted Earnings Per Share:
As reported	$0.35	$0.48

Pro forma	$0.34	$0.43

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), requiring that compensation cost relating to share-based payment transactions, including employee stock options, be recognized as an expense in the financial statements, effective for the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC deferred the compliance date to the first annual period beginning after June 15, 2005; accordingly, the Company will adopt SFAS No. 123R beginning January 1, 2006. The adoption of SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Available-for-Sale Securities

The following table provides a summary of the amortized cost and estimated market values of the Company’s available-for-sale securities:

(in thousands)	March 31, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Securities Available for Sale:
Mortgage-related securities:
Agency certificates	$1,364,411	$1,327,620	$1,409,799	$1,397,911
Agency CMOs	552,626	536,166	585,529	575,333
Private label CMOs	861,706	846,480	936,751	926,226
Other mortgage-related securities	1,517	1,531	1,557	1,569

Total mortgage-related securities available for sale	2,780,260	2,711,797	2,933,636	2,901,039

Other securities:
Corporate and other bonds	43,993	42,736	43,994	42,830
State, county, and municipal obligations	6,521	6,387	6,521	6,411
Capital trust notes	36,449	39,340	36,449	35,137
Equities	123,662	122,599	121,581	122,692

Total other securities available for sale	210,625	211,062	208,545	207,070

Total securities available for sale	$2,990,885	$2,922,859	$3,142,181	$3,108,109

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio:

(dollars in thousands)	March 31, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$10,885,915	74.95%	$9,839,263	73.45%
Commercial real estate	2,261,331	15.57	2,140,770	15.98
Construction	828,526	5.70	807,107	6.03
One-to-four family	483,049	3.33	506,116	3.78

Total mortgage loans	14,458,821	99.55	13,293,256	99.24
Net deferred loan origination costs	410		250

Mortgage loans, net	14,459,231		13,293,506

Other loans	65,101	0.45	102,455	0.76
Net deferred loan origination (fees) costs	(372)		83

Other loans, net	64,729		102,538
Less: Allowance for loan losses	(78,049)		(78,057)

Loans, net	$14,445,911	100.00%	$13,317,987	100.00%

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds:

(in thousands)	March 31, 2005	December 31, 2004
FHLB-NY advances	$4,255,116	$ 3,449,902
Repurchase agreements	5,359,275	5,885,051
Junior subordinated debentures	444,510	446,084
Preferred stock of subsidiaries	162,000	162,000
Senior debt	198,266	199,504

Total borrowed funds	$10,419,167	$10,142,541

At March 31, 2005, the Company had $444.5 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of March 31, 2005:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(in thousands)
Haven Capital Trust I	10.460%	$ 17,314	$ 16,540	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	22,021	21,238	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	9,774	9,465	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	14,607	14,143	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	6.440	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	6.640	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	6.366	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,306	182,801	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	5.769	64,454	62,505	March 20, 2002	April 1, 2032	April 1, 2007

		$444,510	$427,974

(1)	Excludes the effect of purchase accounting adjustments.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures required under SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company’s pension and post-retirement plans:

(in thousands)	For the Three Months Ended March 31,
	2005		2004
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Interest cost	$1,230	$237	$1,254	$238
Service cost	—	2	—	2
Expected return on plan assets	(1,920)	—	(1,973)	—
Unrecognized past service liability	51	11	51	11
Amortization of unrecognized loss (gain)	262	—	214	(3)

Net periodic (credit) expense	$(377)	$250	$(454)	$248

As discussed in the notes to the consolidated financial statements presented in the Company’s 2004 Annual Report to Shareholders, the Company expects to contribute $1.4 million to its post-retirement plan in 2005; no contribution is expected to be made to the Company’s pension plan during that time.

Note 7. Impact of Accounting Pronouncements

Accounting for Stock Options

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company’s consolidated financial statements. Under SFAS No. 123R, the related compensation cost will be measured based on the fair value of the award at the date of grant.

As previously described under “Stock Option Plans,” SFAS No. 123 requires only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements. SFAS No. 123R will replace SFAS No. 123 and supersede APB Opinion No. 25. While SFAS No. 123R was originally to have been effective for interim and annual reporting periods beginning after June 15, 2005, the SEC, in April 2005, deferred the compliance date to the first annual reporting period beginning after June 15, 2005. Adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements when it is adopted on January 1, 2006.

Other-Than-Temporary Impairment of Certain Investments

On March 31, 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairment on certain investments. EITF 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed its staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF 03-01. During this period of delay, the Company continues to apply the relevant “other-than-temporary” guidance under SFAS No. 115.

In the fourth quarter of 2004, the Company recorded an $8.2 million loss on the other-than-temporary impairment of certain perpetual preferred Fannie Mae (“FNMA”) stock with a par value of $50.0 million. On an after-tax basis, the loss on the other-than temporary impairment was equivalent to $5.0 million.

Accounting for Loan Commitments

In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB No. 105 clarifies certain provisions of SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amended portions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is effective for periods following March 31, 2004. Together, SAB No. 105 and SFAS No. 149 provide guidance with regard to accounting for loan commitments. Under SAB No. 105 and SFAS No. 149, loan commitments relating to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the commitment. The adoption of the provisions of SFAS No. 149 on April 1, 2004 did not have any impact on the Company’s consolidated financial statements, as the Company has determined that the loan commitments relating to the origination of mortgage loans held for sale outstanding as of March 31, 2005 do not constitute a derivative instrument and therefore do not fall within the scope of SFAS No. 149. As such loans are originated on a conduit basis (for which a flat fee is received from the third-party originator), they do not carry any inherent interest rate risk.

Deconsolidation of Trust Subsidiaries

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”), the Company deconsolidated all of its trust subsidiaries on January 1, 2004, resulting in the Company recording, on a stand-alone basis, a liability to these trusts totaling $16.5 million under “borrowed funds” on the consolidated statements of financial condition. Previously, the liability was recorded in borrowed funds on the basis of the amount owed by the trust subsidiary. The adoption of FIN 46R also resulted in the Company recording, on a stand-alone basis, its investment in these trusts as an “other asset” in the consolidated statements of financial condition, equal to the aforementioned $16.5 million in borrowed funds.

The Company’s existing interest rate swap agreements, which were designated and accounted for as “fair value hedges,” were also impacted by the adoption of FIN 46R. The interest rate swap agreements, which convert fixed-rate instruments to variable-rate, have been redesignated to hedge $65.0 million of the Company’s fixed-rate junior subordinated debentures to four of its trust subsidiaries. The notional amount of the four interest rate swap agreements totaled $65.0 million at March 31, 2005 and equaled the amount of the fixed-rate capital securities issued by the same four trust subsidiaries. The maturity dates, call features, and other critical terms of the fair value hedges match the terms of the junior subordinated debentures issued by the Company to each trust subsidiary.

NEW YORK COMMUNITY BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements and Associated Risk Factors

This report, like many written and oral communications presented by the Company and its authorized officers, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

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

There are a number of factors, many of which are beyond the Company’s control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business;

•	conditions in the securities markets or the banking industry;

•	changes in interest rates, which may affect our net income or future cash flows;

•	changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in our local markets;

•	changes in real estate values, which could impact the quality of the assets securing our loans;

•	changes in the quality or composition of the loan or investment portfolios;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	the timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	changes in accounting principles, policies, practices, or guidelines;

•	changes in legislation and regulation;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services.

In addition, it should be noted that the Company routinely evaluates opportunities to expand through acquisition and frequently conducts due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place in the future, and acquisitions involving cash, debt, or equity securities may occur.

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

Critical Accounting Policies

The Company has identified the accounting policies below as being critical to understanding its financial condition and results of operations. Certain accounting policies are considered to be important to the portrayal of the Company’s financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the judgments, estimates, and assumptions used therein, could have a material impact on the Company’s results of operations or financial condition.

Allowance for Loan Losses

The allowance for loan losses is increased by the provision for loan losses charged to operations and reduced by reversals or by net charge-offs.

Management establishes the allowance for loan losses through an assessment of probable losses in the loan portfolio. Several factors are considered in this process, including historical and projected default rates and loss severities; internal risk ratings; loan size; economic, geographic, industry, and environmental factors; and loan impairment, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures.” Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan. The Bank applies SFAS Nos. 114 and 118 to all loans except smaller balance homogenous loans and loans carried at fair value or the lower of cost or fair value.

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

The initial assessment takes into consideration loans that have been adversely rated, primarily through the valuation of the collateral supporting each loan. “Adversely rated” loans are loans that are either non-performing or that exhibit certain weaknesses that could jeopardize payment in accordance with the original terms. Larger loans are assigned risk ratings based upon a routine review of the credit files, while smaller loans are assigned risk ratings based upon an aging schedule that typically considers the extent of delinquency exceeding 90 days in arrears. Based upon this analysis, quantified risk factors are assigned for each risk-rating category to provide an allocation to the overall allowance for loan losses.

The remainder of the loan portfolio is then assessed, by loan type, with similar risk factors being considered, including the borrower’s ability to pay and the Bank’s past loan loss experience with each type of loan. These loans are also assigned quantified risk factors, which result in allocations to the allowance for loan losses for each particular loan or loan type in the portfolio. In order to determine its overall adequacy, the allowance for loan losses is reviewed quarterly by management and by the Mortgage and Real Estate Committee (the “Committee”) of the Board of Directors. Each of the independent directors who serve on the Committee has had more than 30 years of complementary real estate experience.

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

Employee Benefit Plans

The Company provides a range of benefits to its employees and retired employees, including pensions and post-retirement health care and life insurance benefits. The Company records annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the United States of America (“GAAP”), which include various actuarial assumptions such as discount rates, assumed rates of return, assumed rates of compensation increases, turnover rates, and trends in health care costs. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when deemed appropriate. As required by GAAP, the effects of such modifications are generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its employee benefit plans are reasonable, based upon the advice of its actuaries. Primary among the assumptions utilized are the discount rate, which is used to calculate expected future benefit payments as a present value on the date of measurement, and the expected long-term rate of return. The Company primarily utilizes the Citigroup Pension Liability Index in making its discount rate assumptions; its expected long-term rate of return on plan assets is based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as they apply to the plan’s actual target allocation of asset classes.

Investment Securities

The Company’s securities portfolio consists of mortgage-backed securities and collateralized mortgage obligations (together, “mortgage-related securities”) and other securities. Securities that are classified as “available for sale” are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and are carried at amortized cost.

The market values of the Company’s securities, particularly fixed-rate mortgage-related securities, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The Company has determined that there was no other-than-temporary impairment of its securities as of March 31, 2005.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level at least once a year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If the fair value of a reporting unit exceeds its carrying amount at the time of testing, the goodwill of the reporting unit is not considered impaired. According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

For the purpose of goodwill impairment testing, the Company has identified one reporting unit. The Company performed its annual goodwill impairment test as of January 1, 2005, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of the Company’s common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no goodwill impairment.

Income Taxes

The Company estimates income taxes payable based on the amount it expects to owe the various tax authorities (i.e., federal, state, and local). Income taxes represent the net estimated amount due to, or to be received from, such taxing authorities. In estimating income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. In this process, management also relies on tax opinions, recent audits, and historical experience. Although the Company uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing its overall tax position.

Overview

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Bank”) and the fourth largest thrift in the nation, with total assets of $24.6 billion at March 31, 2005.

The Bank currently serves its customers through a network of 143 banking offices in New York City, Long Island, Westchester County, and New Jersey. Of these, 89 are traditional branches, 51 are located in-store, and three are customer service centers. The Bank operates its branch network through seven community-based divisions, each of which represents the Bank in a specific county or community. In New York, the Bank operates through five divisions: Queens County Savings Bank, with 34 locations in Queens; Roslyn Savings Bank, with 61 locations on Long Island; Richmond County Savings Bank, with 23 locations on Staten Island; Roosevelt Savings Bank, with nine branches located in Brooklyn; and CFS Bank, with four branches located in Westchester County, one in Manhattan, and one in the Bronx. In addition, the Company operates a branch in Co-op City under the name New York Community Bank. In New Jersey, the Bank operates through two divisions: First Savings Bank of New Jersey, with four branches located in Bayonne (Hudson County); and Ironbound Bank, with five branches in Essex and Union counties.

In addition to operating the largest supermarket banking franchise in the New York Metro region, the Bank is the leading producer of multi-family loans for portfolio in New York City, with rent-controlled and -stabilized buildings representing its primary market niche.

At the end of the second quarter of 2004, the Company engaged in a significant repositioning of its balance sheet to enhance its interest rate and market risk profile in the face of rising market interest rates. In connection with the balance sheet repositioning, the Company sold $5.1 billion of available-for-sale securities with an average yield of 4.62%, and utilized the proceeds to reduce its short-term wholesale borrowings by a like amount. In addition, the Company extended $2.4 billion of wholesale borrowings to an average maturity of three years, with an average cost of 3.32%, and reclassified $1.0 billion of available-for-sale securities as held-to-maturity.

In the first quarter of 2005, the Company continued its planned reduction of the securities portfolio, primarily through redemptions, and used the resultant cash flows to fund the growth of its loan portfolio. Securities totaled $6.6 billion at March 31, 2005, representing 26.8% of total assets, as compared to $12.1 billion, representing 45.7% of total assets, at March 31, 2004. Additional funding stemmed from an increase in deposits, and from the use of wholesale borrowings. Deposits totaled $10.6 billion at the current first quarter-end, signifying a 5.6% increase from the year-earlier level, while wholesale borrowings totaled $9.6 billion, down 19.0% year-over-year. Tangible stockholders’ equity totaled $1.2 billion, and represented 5.21% of tangible assets at March 31, 2005.

In keeping with its traditional business model, the Company placed an emphasis on multi-family lending, with originations totaling $1.4 billion in the first quarter of 2005. Multi-family loans totaled $10.9 billion at March 31, 2005, signifying a linked-quarter increase of $1.0 billion. In addition, the quality of the Company’s assets continued to be solid, with non-performing assets equaling 0.14% of total assets at the close of the quarter and net charge-offs totaling $8,000 for the three-month period. The Company also maintained an efficient operation, recording a first quarter 2005 efficiency ratio of 26.54%.

The Company generated earnings of $91.1 million, or $0.35 per diluted share, in the current first quarter, signifying a 1.64% return on average tangible assets and a 32.20% return on average tangible stockholders’ equity. During the quarter, the Company sold certain Bank-owned properties at an after-tax gain of $4.0 million, equivalent to $0.02 per diluted share.

Recent Events

Dividend Payment

On April 19, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share, payable on May 17, 2005 to shareholders of record at May 2, 2005.

Financial Condition

Balance Sheet Summary

The Company’s March 31, 2005 balance sheet reflects the actions taken during the current first quarter to further enhance its interest rate and market risk profile in a volatile interest rate environment. The Company continued to fund the growth of its loan portfolio with the cash flows from securities redemptions while, at the same time, increasing its use of wholesale borrowings and deposits.

Reflecting these actions, the Company recorded total assets of $24.6 billion at March 31, 2005, as compared to $24.0 billion at December 31, 2004. While the loan portfolio grew $1.1 billion, or 8.4%, over the course of the quarter, the increase in loans was partly offset by a $479.6 million, or 6.8%, reduction in securities during the same time. Total liabilities rose $562.4 million, or 2.7%, from the December 31, 2004 balance, primarily reflecting a $276.6 million increase in borrowed funds and a $186.2 million increase in deposits.

Loans

The Company recorded total loans of $14.5 billion at March 31, 2005, signifying a $1.1 billion increase from the balance recorded at December 31, 2004. The increase was driven by a record volume of loan production, and tempered by loan sales and repayments totaling $641.8 million. The Company originated $1.8 billion of loans in the current first quarter, as compared to $1.1 billion in the first quarter of 2004.

Multi-family loan originations represented $1.4 billion, or 77.8%, of first quarter 2005 loan originations, and were up 95.0% from the volume recorded in the year-earlier three months. Construction loan originations accounted for $178.9 million, or 10.1%, of the current first quarter’s originations, while commercial real estate loan originations accounted for $175.8 million, or 9.9%. In the first quarter of 2004, construction and commercial real estate loan originations totaled $144.2 million and $166.7 million, respectively.

Multi-family Loans

Multi-family loans totaled $10.9 billion at March 31, 2005, signifying a 10.6% increase from $9.8 billion at December 31, 2004, and a 39.7% increase from $7.8 billion at March 31, 2004. The March 31, 2005 amount represented 75.0% of total loans outstanding, up from 73.5% and 71.4%, respectively, at the earlier dates. At March 31, 2005, the average multi-family loan had a principal balance of $3.2 million and a loan-to-value ratio of 58.9%. The expected weighted average life of the portfolio was 3.9 years at that date.

Multi-family loans are typically originated for a term of ten years, with a fixed rate of interest in the first five years, tied to the five-year Treasury, and a rate that adjusts annually in years six through ten. However, the nature of the Company’s lending niche is such that the typical multi-family loan refinances within the first five-year period, generating prepayment penalties ranging from five points to one point of the initial loan balance.

The majority of the Company’s multi-family loans are secured by rent-regulated buildings in New York City. Because the rents on the apartments in these buildings are typically below market, the buildings tend to be fully occupied, even during times of economic adversity. The Company’s asset quality has been supported by such multi-family credits, which have not incurred a loss for more than twenty years.

The Company has been originating multi-family loans in this market for several decades. Its longevity reflects the relationships it has developed with several leading mortgage brokers, who are familiar with the Company’s lending practices, its underwriting standards, and its long-standing practice of lending on the cash flows produced by the rent rolls of the buildings collateralizing these loans. Because the multi-family market is largely broker-driven, these longstanding relationships have supported the growth of the Company’s multi-family loan portfolio.

Commercial Real Estate Loans

The Company’s portfolio of commercial real estate loans totaled $2.3 billion at March 31, 2005, up $120.6 million, or 5.6%, from the balance recorded at December 31, 2004, and up $682.6 million, or 43.2%, from the balance recorded at March 31, 2004. Commercial real estate loans represented 15.6% of total loans outstanding at the close of the current first quarter, as compared to 16.0% and 14.5%, respectively, at the earlier dates. At March 31, 2005, the average commercial real estate loan had a principal balance of $2.3 million and a loan-to-value ratio of 54.6%. The expected weighted average life of the portfolio was 4.3 years at that date.

The Company’s commercial real estate loans are structured in a manner similar to that of its multi-family credits, typically featuring a fixed rate of interest for the first five years of the loan and a rate that adjusts in each of years six through ten. Prepayment penalties also apply, with five points generally being charged on loans that refinance in the first year of the mortgage, scaling down to one point on loans that refinance in year five. The Company’s commercial real estate loans also tend to refinance within the first five-year period.

The majority of the Company’s commercial real estate loans are secured by office or mixed-use buildings in New York City, and by retail shopping centers in both the City and Long Island that are typically anchored by national credit-rated tenants.

Construction Loans

The construction loan portfolio totaled $828.5 million at March 31, 2005, up $21.4 million, or 2.7%, from the balance recorded at December 31, 2004, and up $91.4 million, or 12.4%, from the balance recorded at March 31, 2004. Construction loans accounted for 5.7% of total loans outstanding at the close of the current first quarter, as compared to 6.0% and 6.8%, respectively, at the earlier dates. At March 31, 2005, the average construction loan had a principal balance of $2.4 million and a loan-to-value ratio of 40.2%.

The majority of the construction loan portfolio consists of loans for the construction of one-to-four family homes on Long Island, where the Bank is the primary lender to several leading builders and developers. The typical construction loan features a term of 18 to 24 months and a floating rate of interest that is tied to prime.

One-to-four Family and Other Loans

Since December 1, 2000, the Company has maintained a policy of originating one-to-four family mortgage loans on a pass-through basis, and selling such loans to a third-party conduit within ten business days of the loans being closed. Reflecting this policy, and a high level of repayments, the balance of one-to-four family loans declined $23.1 million, or 4.6%, from the year-end 2004 balance to $483.0 million, representing 3.3% of total loans outstanding, at March 31, 2005.

Other loans (including consumer and business loans) declined to $65.1 million from $102.5 million over the course of the quarter, reflecting scheduled repayments and the reclassification of certain loans. Included in the respective amounts were one-to-four family loans held for sale of $2.7 million and $2.3 million, in connection with the Company’s aforementioned conduit policy.

Asset Quality

The quality of the Company’s assets continued to be solid in the first quarter of 2005. Non-performing assets totaled $33.8 million and represented 0.14% of total assets, at the close of the quarter, as compared to $28.7 million, representing 0.12% of total assets, at December 31, 2004. Non-performing loans represented $33.1 million and $28.1 million of the March 31, 2005 and December 31, 2004 totals, and 0.23% and 0.21% of total loans at the respective dates. Included in the March 31, 2005 amount were non-accrual mortgage loans totaling $31.6 million and other non-accrual loans totaling $1.5 million.

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

Other real estate owned represented the remaining $690,000 of non-performing assets at the close of the current first quarter and the remaining $566,000 at December 31, 2004. The March 31, 2005 amount consisted of four residential properties which are currently in the process of being marketed for sale. The Company does not expect to incur a loss when such properties are sold.

The allowance for loan losses totaled $78.0 million at March 31, 2005, and was down $8,000 from the balance recorded at December 31, 2004. While the Company recorded no provisions for loan losses during the current first quarter, it charged off $8,000 of consumer loans that had been acquired in merger transactions in 2001 and 2003. The allowance for loan losses represented 0.54% and 0.58% of total loans at March 31, 2005 and December 31, 2004, respectively, and 236.03% and 277.31% of non-performing loans at the corresponding dates. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

Asset Quality Analysis

(dollars in thousands)	At or For the Three Months Ended March 31, 2005 (unaudited)	At or For the Year Ended December 31, 2004
Allowance for Loan Losses:
Balance at beginning of period	$78,057	$78,293
Charge-offs	(8)	(236)

Balance at end of period	$78,049	$78,057

Non-performing Assets:
Non-accrual mortgage loans	$31,581	$23,567
Other non-accrual loans	1,487	4,581

Total non-performing loans	33,068	28,148
Other real estate owned	690	566

Total non-performing assets	$33,758	$28,714

Ratios:
Non-performing loans to total loans	0.23%	0.21%
Non-performing assets to total assets	0.14	0.12
Allowance for loan losses to non-performing loans	236.03	277.31
Allowance for loan losses to total loans	0.54	0.58

Investment Securities

The Company continued its planned reduction of the securities portfolio in the current first quarter, consistent with its actions since the end of June 2004. Securities totaled $6.6 billion at March 31, 2005, representing a $479.6 million, or 6.8%, decline from $7.1 billion at December 31, 2004, and a $5.5 billion, or 45.5%, decline from $12.1 billion at March 31, 2004. Securities represented 26.8% of total assets at the close of the current first quarter, down from 29.5% and 45.7%, respectively, at the earlier dates.

Available-for-sale securities represented $2.9 billion, or 44.3%, of total securities at the close of the current first quarter, and were down 6.0% and 64.8%, respectively, from $3.1 billion at December 31, 2004 and $8.3 billion at March 31, 2004. Held-to-maturity securities represented the remaining $3.7 billion of the securities portfolio at the close of the current first quarter, and were down 7.4% and 3.9%, respectively, from $4.0 billion and $3.8 billion, the December 31 and March 31, 2004 amounts.

Mortgage-related securities represented $2.7 billion, or 92.8%, of available-for-sale securities at the close of the current first quarter, as compared to $2.9 billion and $7.5 billion, respectively, at December 31 and March 31, 2004. The remainder of the available-for-sale portfolio at March 31, 2005 consisted of other securities totaling $211.1 million, as compared to $207.1 million and $763.4 million at the earlier dates. Included in the March 31, 2005 amount were equity securities totaling $122.6 million, bonds totaling $42.7 million, capital trust notes totaling $39.3 million, and municipal obligations of $6.4 million.

Mortgage-related securities represented $2.0 billion, or 55.1%, of total held-to-maturity securities at March 31, 2005, while other securities represented the remaining $1.7 billion, or 44.9%. Included in the latter amount were U.S. Government agency obligations totaling $1.2 billion, capital trust notes totaling $308.2 million, and corporate bonds totaling $161.3 million.

At March 31, 2005, the respective market values of mortgage-related securities and other securities held to maturity were $1.9 billion and $1.7 billion, representing 94.5% and 101.5% of the respective carrying values at that date.

The after-tax net unrealized loss on securities available for sale was $40.8 million at the close of the current first quarter, as compared to $20.4 million at December 31, 2004. The increase reflects the rise in market interest rates over the course of the quarter, as exemplified by the rate on the five-year Treasury, which rose 56 basis points during this time.

At March 31, 2005, the Company also had stock in the Federal Home Loan Bank of New York (“FHLB-NY”) totaling $275.2 million, as compared to $232.2 million at year-end 2004. The amount of FHLB-NY stock held is a function of the Company’s utilization of FHLB-NY advances and repurchase agreements, which totaled $5.6 billion at March 31, 2005.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Bank; capital raised through the issuance of debt instruments; capital raised through the issuance of stock; and maturities of, and income from, investments. The Bank’s ability to pay dividends to the Company is generally limited by New York State banking law and regulations and the regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

While the Bank has several funding sources, its primary sources of funds in the first quarter of 2005 were principal repayments on loans and the cash flows produced by the redemption and sale of securities. For the three-months ended March 31, 2005, the cash flows from loans totaled $628.3 million; the cash flows from securities totaled $460.3 million, of which $304.7 million stemmed from redemptions and $155.6 million stemmed from sales. Additional funding stemmed from an increase in wholesale borrowings and deposits.

Deposits totaled $10.6 billion at March 31, 2005, signifying a $186.2 million increase from the year-end 2004 balance and a $561.2 million increase from the balance recorded at March 31, 2004. The three-month increase was the net effect of a $218.7 million, or 3.3%, rise in core deposits (NOW and money market accounts, savings accounts, and non-interest-bearing accounts) to $6.9 billion, representing 64.9% of total deposits, and a $32.5 million, or 0.9%, decline in certificates of deposit (“CDs”) to $3.7 billion, representing the remaining 35.1%. The year-over-year increase in total deposits was the net effect of a $727.2 million, or 11.8%, increase in core deposits and a $166.0 million, or 4.3%, decline in CDs.

The three-month increase in core deposits stemmed from a $487.3 million, or 17.1%, rise in NOW and money market accounts to $3.3 billion and a $3.7 million, or 0.5%, rise in non-interest-bearing accounts to $742.9 million. These increases served to offset a $272.3 million, or 8.9%, decline in savings accounts to $2.8 billion during the same time.

The increase in deposits reflects a shift in the Company’s approach to funding. As a result of completing three merger transactions in three years, the Company had acquired a portfolio of higher cost deposits, which it had been allowing to run off. In connection with the repositioning of the balance sheet at the end of the second quarter of 2004, the Company increased its focus on deposit growth.

While deposits have become a more prevalent funding source in recent quarters, the Company continued to utilize wholesale borrowings to complement its funding mix in the first quarter of 2005. Wholesale borrowings totaled $9.6 billion at March 31, 2005, up $279.4 million from the balance recorded at December 31, 2004, but down $2.3 billion from the balance recorded at March 31, 2004. The three-month increase was the net effect of an $805.2 million rise in FHLB-NY advances to $4.3 billion and a $525.8 million decline in repurchase agreements to $5.4 billion. The year-over-year decline in wholesale borrowings reflects the deleveraging of the balance sheet at the close of last year’s second quarter and management’s subsequent focus on funding loan production with securities cash flows and deposits.

The Company’s line of credit with the FHLB-NY is collateralized by FHLB-NY stock and by certain securities and mortgage loans under a blanket pledge agreement.

In addition to wholesale borrowings, the Company has borrowed funds in the form of junior subordinated debentures and other borrowings consisting of senior debt and Real Estate Investment Trust (“REIT”)-preferred securities. At March 31, 2005, junior subordinated debentures totaled $444.5 million and other borrowings totaled $360.3 million.

The junior subordinated debentures at March 31, 2005 reflect the effect of four interest rate swap agreements into which the Company entered in the second quarter of 2003. The agreements effectively converted four of the Company’s junior subordinated debentures from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the junior subordinated debentures. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At March 31, 2005, a $3.6 million liability, representing the fair value of the interest rate swap agreements, was recorded in “other liabilities.” An offsetting adjustment was made to the carrying amount of the junior subordinated debentures to recognize the change in their fair value.

Asset and Liability Management and the Management of Interest Rate Risk

The Company manages its assets and liabilities to reduce its exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the appropriate level of risk, given the Company’s business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with the Board’s approved guidelines.

Market Risk

As a financial institution, the Company is focused on reducing its exposure to interest rate volatility, which represents its primary market risk. Changes in market interest rates represent the greatest challenge to the Company’s financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of the Company’s interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce its exposure to changing rates, the Board of Directors and management monitor the Company’s interest rate sensitivity on a regular or as needed basis so that adjustments in the asset and liability mix can be made when deemed appropriate.

To manage its interest rate risk, the Company has been pursuing the following strategies: (1) continuing its emphasis on the origination and retention of medium-term assets, including multi-family, commercial real estate, and construction loans; (2) continuing to originate one-to-four family loans on a pass-through basis and selling them without recourse; (3) utilizing the cash flows from securities to fund loan production; (4) increasing the prevalence of deposits within the mix of funding sources; and (5) using wholesale borrowings, as needed, to support additional loan growth.

The actual duration of mortgage loans and mortgage-related securities can be significantly impacted by changes in prepayment levels and market interest rates. The level of prepayments may be impacted by a variety of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments are market interest rates and the availability of refinancing opportunities.

The rates on the Company’s multi-family and commercial real estate loans are typically based on the five-year Treasury rate, which increased toward the end of the first quarter of 2005. Consistent with the Company’s historical experience, the rate increase triggered an increase in loan refinancings, which contributed to a modest linked-quarter rise in asset yields. At the same time, however, the Company’s cost of funds was more immediately impacted by a 50-basis point rise in the federal funds rate. As a result of this increase, and the aforementioned extension of liabilities, the Company’s net interest margin continued to contract in the first quarter of 2005.

Interest Rate Sensitivity Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income.

At March 31, 2005, the Company had a negative gap of 5.95%, as compared to a negative 5.41% at December 31, 2004. Both figures reflect the impact of extending the maturity of the Company’s borrowings at the close of the prior year’s second quarter, and the impact of the flattened yield curve on mortgage loan refinancing activity prior to March 2005. Borrowed funds maturing in one year or less declined from 34.4% of total borrowed funds to 31.1% of said total over the three months ended March 31, 2005.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005 which, based on certain assumptions stemming from the Bank’s historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2005 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 35% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, are assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on the Company’s estimated gap. While the Company believes its assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

(dollars in thousands)	At March 31, 2005
	Three Months Or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More than Five Years to 10 Years	More than 10 Years	Total
Interest-earning Assets:
Mortgage and other loans (1)	$1,584,044	$2,605,371	$4,523,165	$4,884,206	$821,138	$72,968	$14,490,892
Mortgage-related securities (2) (3)	350,191	761,525	1,293,879	781,344	970,483	581,539	4,738,961
Other securities (2)	298,179	4,996	13,403	10,000	488,510	1,322,189	2,137,277
Money market investments	1,172	—	—	—	—	—	1,172

Total interest-earning assets	2,233,586	3,371,892	5,830,447	5,675,550	2,280,131	1,976,696	21,368,302

Interest-bearing Liabilities:
Savings accounts	34,850	104,551	258,240	233,062	1,200,103	957,211	2,788,017
NOW and Super NOW accounts	10,441	31,323	77,367	69,824	359,543	286,774	835,272
Money market accounts	590,452	829,404	389,675	249,392	429,508	13,855	2,502,286
Certificates of deposit	610,373	1,622,956	1,191,470	207,156	87,806	17	3,719,778
Borrowed funds	1,871,671	1,364,849	1,774,868	1,028,738	3,876,209	502,832	10,419,167

Total interest-bearing liabilities	3,117,787	3,953,083	3,691,620	1,788,172	5,953,169	1,760,689	20,264,520

Interest rate sensitivity gap per period (4)	$(884,201)	$(581,191)	$2,138,827	$3,887,378	$(3,673,038)	$216,007	$1,103,782

Cumulative interest sensitivity gap	$(884,201)	$(1,465,392)	$673,435	$4,560,813	$887,775	$1,103,782

Cumulative interest sensitivity gap as a percentage of total assets	(3.59)%	(5.95)%	2.74%	18.53%	3.61%	4.48%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	71.64%	79.28%	106.26%	136.34%	104.80%	105.45%

(1)	For purposes of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Based on historical repayment experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the preceding Interest Rate Sensitivity Analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of the market, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of some borrowers to repay their adjustable-rate loans may be adversely impacted by an increase in market interest rates.

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

To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates of 200 basis points on its assets and liabilities. At March 31, 2005, a 200-basis point increase in interest rates would have reduced the NPV approximately 7.72%, as compared to 7.58% at December 31, 2004. While the NPV Analysis provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income, and may very well differ from actual results.

In addition to the analyses of gap and net portfolio value, the Company utilizes an internal net interest income simulation to manage its sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of the Company’s financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table below, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes.

The following table reflects, based on the information and assumptions in effect at March 31, 2005, the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(2.61)%
- 100 over one year	1.37

(1)	In general, short and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at up to 75% of the increment.

Management notes that no assurances can be given that future changes in the Company’s mix of assets and liabilities will not result in greater changes to the gap, NPV, or net interest income simulation.

Liquidity, Off-Balance Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

Liquidity is managed to ensure that cash flows are sufficient to support the Bank’s operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic deposit and loan demand.

As discussed under “Sources of Funds,” the Bank has several funding sources, including the deposits it gathers through its extensive branch network; cash flows from securities sales and redemptions and the interest income on investments; principal repayments and interest on loans; and borrowed funds, primarily in the form of wholesale borrowings.

While borrowed funds and the scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage-related securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

The principal investing activity of the Bank is mortgage loan production, with a primary focus on loans secured by rent-controlled and -stabilized multi-family buildings in New York City. Prior to the repositioning of the balance sheet, the Company had been investing in mortgage-related securities and, to a lesser extent, other securities. Since the repositioning, the Company has focused almost exclusively on mortgage loan production, complementing its portfolio of multi-family loans with commercial real estate and construction loans. In the three months ended March 31, 2005, the net cash used in investing activities totaled $705.2 million, largely reflecting the record volume of loan originations, which was partly offset by the cash flows from securities and loans.

The Bank’s investing activities were also supported by internal cash flows generated by its operating and financing activities. In the first three months of 2005, the net cash provided by operating activities totaled $247.4 million; the net cash provided by financing activities totaled $466.8 million.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $197.9 million at March 31, 2005, as compared to $188.9 million at December 31, 2004. Additional liquidity stems from the Bank’s portfolio of available-for-sale securities, which totaled $2.9 billion at March 31, 2005, and from the Bank’s approved line of credit with the FHLB-NY.

CDs due to mature in one year or less from March 31, 2005 totaled $2.2 billion. Based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank’s branch offices. The Company’s ability to retain its deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, types of deposit products offered, and the competitiveness of its interest rates.

Off-Balance Sheet Arrangements and Contractual Commitments

At March 31, 2005, the Bank had outstanding mortgage loan commitments totaling $2.2 billion and no commitments to purchase or sell securities. In addition, the Company continued to be obligated under numerous non-cancelable operating lease and license agreements, the amounts of which were consistent with the amounts disclosed at December 31, 2004. The Company also had outstanding letters of credit totaling $10.7 million at the close of the current first quarter, as compared to $10.8 million at the linked quarter-end.

Capital Position

The Company recorded stockholders’ equity of $3.2 billion at March 31, 2005, up $12.2 million from the balance recorded at December 31, 2004. The March 31, 2005 amount was equivalent to 13.00% of total assets and a book value of $12.26 per share, based on 260,921,443 shares; the December 31, 2004 amount was equivalent to 13.26% of total assets and a book value of $12.23 per share, based on 260,533,784 shares.

The Company calculates book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of the period from the number of shares outstanding at the same date. The number of unallocated ESOP shares was 4,556,732 at March 31, 2005 and 4,656,851 at December 31, 2004. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

Excluding goodwill of $1.9 billion and core deposit intangibles of $84.6 million, the Company reported tangible stockholders’ equity of $1.2 billion at March 31, 2005, equivalent to 5.21% of tangible assets and a tangible book value of $4.51 per share. At December 31, 2004, the Company reported tangible stockholders’ equity of $1.1 billion, equivalent to 5.22% of tangible assets and a tangible book value of $4.40 per share. The three-month increase in tangible stockholders’ equity reflects first quarter 2005 net income of $91.1 million and additional cash contributions to tangible stockholders’ equity of $7.1 million. These increases were partially offset by a $20.4 million increase in the net unrealized loss on available-for-sale securities to $40.8 million. In addition, during the first three months of 2005, the Company used $65.2 million of its capital for dividend distributions and $1.0 million for the repurchase of 55,987 shares of its common stock. The Company repurchases shares at the discretion of management, in the open market or through privately negotiated transactions. At March 31, 2005, there were 1,625,940 shares still available for repurchase under the Board of Directors’ five million-share repurchase authorization on April 20, 2004.

At March 31, 2005, the Company’s capital levels significantly exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $1.8 billion, representing 8.18% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $1.8 billion and $2.0 billion, representing 14.95% and 16.34%, respectively, of risk-weighted assets. At December 31, 2004, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.8 billion, $1.8 billion, and $1.9 billion, representing 8.20% of adjusted average assets, 15.00% of risk-weighted assets, and 16.43% of risk-weighted assets, respectively.

In addition, as of March 31, 2005, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2005, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

(dollars in thousands)	At March 31, 2005
	Leverage Capital		Risk-based Capital
			Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,823,716	8.18%	$1,823,716	14.95%	$1,992,765	16.34%
Regulatory capital requirement	891,996	4.00	487,933	4.00	975,866	8.00

Excess	$931,720	4.18%	$1,335,783	10.95%	$1,016,899	8.34%

Regulatory Capital Analysis (Bank Only)

(dollars in thousands)	At March 31, 2005
	Leverage Capital		Risk-based Capital
			Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,928,984	8.68%	$1,928,984	15.92%	$2,007,033	16.57%
Regulatory capital requirement	888,555	4.00	484,589	4.00	969,179	8.00

Excess	$1,040,429	4.68%	$1,444,395	11.92%	$1,037,854	8.57%

It is currently management’s expectation that the Bank will continue to be well capitalized under the federal regulatory guidelines and that the Company will continue to exceed the minimum federal requirements for capital adequacy.

Comparison of the Three Months Ended March 31, 2005 and 2004

Earnings Summary

As previously discussed in the Overview, the Company significantly repositioned its balance sheet at the close of the second quarter of 2004. To reduce its exposure to interest rate and market risk in an increasingly volatile rate environment, the Company reduced its securities portfolio and wholesale borrowings by $5.1 billion and extended $2.4 billion of wholesale borrowings to an average maturity of three years with an average cost of 3.32%.

While these actions, and those taken in the following quarters, resulted in a stronger balance sheet, as intended, the shrinkage of the balance sheet and the extension of liabilities, together with the subsequent flattening of the yield curve, contributed to a year-over-year reduction in the Company’s first quarter 2005 net interest income which, in turn, resulted in a year-over-year reduction in net income and diluted earnings per share. The Company generated net income of $91.1 million, or $0.35 per diluted share, in the three months ended March 31, 2005, down from $130.0 million, or $0.48 per diluted share, in the year-earlier first quarter, but up from $83.5 million, or $0.32 per diluted share, in the fourth quarter of 2004.

Absent the impact of the repositioning and the flattened yield curve, the Company’s first quarter 2005 earnings reflect the favorable impact of the record volume of loans produced over the past four quarters and the mark-to-market adjustments related to the assets and liabilities acquired in the Roslyn merger, which are being amortized or accreted to income/expense over their estimated weighted average remaining lives. In addition, the Company sold certain Bank-owned properties during the quarter, which contributed $4.0 million, or $0.02 per diluted share, to its first quarter 2005 results.

To clarify the Company’s direction, and the progress made, since the repositioning of the balance sheet, the following line item discussions include both year-over-year and linked-quarter performance comparisons.

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

The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. In the first quarter of 2004, the federal funds rate was maintained at a 45-year low of 1.00%. On June 30, 2004, the FOMC announced the first of five 25-basis point rate increases to take place through the end of December, and raised the rate another two times, in 25-basis point increments, in February and March 2005.

While the federal funds rate drives the cost of short-term borrowings and deposits, the yields earned on loans and other interest-earning assets are typically driven by medium and long-term market interest rates. The five-year Treasury rate increased from 3.61% on December 31, 2004 to 4.17% on March 31, 2005 and peaked at 4.33% on March 28th.

The Company recorded net interest income of $158.8 million in the current first quarter, as compared to $213.5 million and $160.5 million, respectively, in the first and forth quarters of 2004. While a number of factors contributed to the year-over-year reduction in net interest income, primary among them were the strategic decline in securities over the past four quarters; the aforementioned extension of liabilities in connection with the balance sheet repositioning; the flattening of the yield curve in the second half of 2004 and the first two months of 2005; and the net impact of mark-to-market adjustments associated with the Roslyn merger. As a result of these factors, interest income declined $13.5 million year-over-year, to $282.4 million, while interest expense rose $41.3 million, to $123.6 million.

The year-over-year reduction in interest income was the result of a $414.5 million decline in average interest-earning assets to $21.0 billion and a 15-basis point reduction in the average yield, to 5.39%. Although the average balance of loans rose $3.3 billion year-over-year to $13.8 billion, the average balance of mortgage-related securities fell $3.4 billion, to $5.0 billion, during the same time. The average yield was impacted by the low level of market interest rates over the past four quarters, which served to inhibit refinancing activity and therefore lowered asset yields, and by the reduction in the mark-to-market accretion on the interest-earning assets acquired in the Roslyn merger.

The year-over-year increase in interest expense was the net effect of a $372.3 million decline in the average balance of interest-bearing liabilities to $20.1 billion and an 86-basis point rise in the average cost of funds to 2.47%. While the average balance of core deposits rose $763.2 million year-over-year, the increase was offset by declines of $715.4 million and $357.2 million, respectively, in the average balances of borrowed funds and CDs. The higher cost corresponds to the extension of $2.4 billion of wholesale borrowings to an average maturity of three years with a rate of 3.32% at the end of the second quarter of 2004; the steady rise in short-term interest rates since that time; and the reduction in the mark-to-market accretion on the CDs and borrowed funds acquired in the Roslyn merger.

The preceding factors also contributed to a decline in net interest margin, which equaled 3.03% in the current first quarter and 4.00% in the year-earlier three months. On a linked-quarter basis, the contraction was more modest, with the margin declining 12 basis points from 3.15% in the trailing three-month period.

The linked-quarter decline in net interest income was also fairly modest, and was the net effect of a $12.9 million increase in interest income and a $14.6 million increase in interest expense. The $1.7 million difference was attributable to the planned decline in securities, which tempered the significant level of loan growth during the quarter, and to the immediate impact of the 50-basis point rise in short-term interest rates on the Company’s cost of funds.

The linked-quarter increase in interest income stemmed from a $564.1 million rise in the average balance of interest-earning assets and a 10-basis point rise in the average yield. The higher average balance was driven by a $951.2 million increase in average loans to $13.8 billion, while the higher yield primarily reflects a seven-basis point increase in the average yield on loans to 5.48%.

The linked-quarter rise in interest expense was attributable to a $546.4 million increase in the average balance of interest-bearing liabilities, coupled with a 24-basis point increase in the average cost of funds. The higher average balance reflects a $259.3 million rise in the average balance of interest-bearing deposits to $9.8 billion and a $287.0 million rise in the average balance of borrowed funds, to $10.3 billion. The higher average cost reflects the rise in short-term interest rates during the three months ended March 31, 2005.

The following tables set forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the year are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2005				2004
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$13,750,424	$188,292	5.48%		$10,449,600	$156,199	5.98%
Mortgage-related securities (2)	4,965,405	59,997	4.83		8,322,228	105,384	5.07
Other securities (2)	2,203,656	33,901	6.15		2,529,503	34,031	5.38
Money market investments	31,311	204	2.61		63,983	234	1.46

Total interest-earning assets	20,950,796	282,394	5.39		21,365,314	295,848	5.54
Non-interest-earning assets	3,301,352				3,190,781

Total assets	$24,252,148				$24,556,095

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,003,076	$12,391	1.65%		$2,385,502	$6,864	1.15%
Savings accounts	2,921,826	4,003	0.55		2,866,805	4,097	0.57
Certificates of deposit	3,737,918	20,088	2.15		4,095,138	7,268	0.71
Mortgagors’ escrow	89,733	66	0.29		61,966	44	0.28

Total interest-bearing deposits	9,752,553	36,548	1.50		9,409,411	18,273	0.78
Borrowed funds	10,302,170	87,090	3.38		11,017,598	64,059	2.33

Total interest-bearing liabilities	20,054,723	123,638	2.47		20,427,009	82,332	1.61
Non-interest-bearing deposits	728,524				637,895
Other liabilities	300,118				224,362

Total liabilities	21,083,365				21,289,266
Stockholders’ equity	3,168,783				3,266,829

Total liabilities and stockholders’ equity	$24,252,148				$24,556,095

Net interest income/interest rate spread		$158,756	2.92%			$213,516	3.93%

Net interest-earning assets/net interest margin	$896,073		3.03%		$938,305		4.00%

Ratio of interest-earning assets to interest-bearing liabilities			1.04	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31, 2005				December 31, 2004
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$13,750,424	$188,292	5.48%		$12,799,268	$173,077	5.41%
Mortgage-related securities (2)	4,965,405	59,997	4.83		5,303,209	65,498	4.94
Other securities (2)	2,203,656	33,901	6.15		2,270,158	30,872	5.44
Money market investments	31,311	204	2.61		14,024	66	1.88

Total interest-earning assets	20,950,796	282,394	5.39		20,386,659	269,513	5.29
Non-interest-earning assets	3,301,352				3,287,525

Total assets	$24,252,148				$23,674,184

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,003,076	$12,391	1.65%		$2,559,715	$7,527	1.18%
Savings accounts	2,921,826	4,003	0.55		3,104,730	4,510	0.58
Certificates of deposit	3,737,918	20,088	2.15		3,728,014	14,696	1.58
Mortgagors’ escrow	89,733	66	0.29		100,746	52	0.21

Total interest-bearing deposits	9,752,553	36,548	1.50		9,493,205	26,785	1.13
Borrowed funds	10,302,170	87,090	3.38		10,015,122	82,207	3.28

Total interest-bearing liabilities	20,054,723	123,638	2.47		19,508,327	108,992	2.23
Non-interest-bearing deposits	728,524				734,022
Other liabilities	300,118				292,885

Total liabilities	21,083,365				20,535,234
Stockholders’ equity	3,168,783				3,138,950

Total liabilities and stockholders’ equity	$24,252,148				$23,674,184

Net interest income/interest rate spread		$158,756	2.92%			$160,521	3.06%

Net interest-earning assets/net interest margin	$896,073		3.03%		$878,332		3.15%

Ratio of interest-earning assets to interest-bearing liabilities			1.04	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

Provision for Loan Losses

The provision for loan losses is based on management’s assessment of the adequacy of the loan loss allowance. This assessment, made periodically, considers several factors, including the current and historic performance of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs; current trends in regulatory supervision; local economic conditions; and the direction of real estate values.

Reflecting said assessment, no provision for loan losses was recorded in the current first quarter, consistent with management’s practice since the third quarter of 1995. Non-performing assets totaled $33.8 million at March 31, 2005 and equaled 0.14% of total assets, as compared to $28.7 million, or 0.12% of total assets, at December 31, 2004. Included in the March 31, 2005 amount were non-performing loans of $33.1 million, up $4.9 million from the amount recorded at year-end.

In the first quarter of 2005, the Company charged off $8,000 of consumer loans that had been acquired in merger transactions in 2001 and 2003. Reflecting the charge-off, the allowance for loan losses totaled $78.0 million at March 31, 2005, and was equivalent to 236.03% of non-performing loans and 0.54% of total loans. At December 31, 2004, the allowance for loan losses totaled $78.1 million, and was equivalent to 277.31% of non-performing loans and 0.58% of total loans.

Please see “Asset Quality” and “Critical Accounting Policies” earlier in this report for a further discussion of the quality of the Company’s assets and for a detailed discussion of the factors considered by management in determining the allowance for loan losses.

Non-interest Income

The Company derives non-interest income from two primary sources: fee income, which generally includes retail deposit fees, charges on loans, and prepayment penalties; and other income, which includes joint venture income, the revenues produced by the sale of third-party investment products, and the income generated by the Company’s investment in Bank-owned Life Insurance (“BOLI”) and its investment advisory firm, Peter B. Cannell & Co., Inc.

In the first quarter of 2005, the Company recorded non-interest income of $32.0 million, as compared to $37.5 million and $18.0 million, respectively, in the three months ended March 31 and December 31, 2004. Included in the first quarter 2005 amount was a $6.1 million gain on the sale of certain Bank-owned properties, which was equivalent to $4.0 million, or $0.02 per diluted share, after tax. Included in the fourth quarter 2004 amount was an $8.2 million loss on the other-than-temporary impairment of certain perpetual preferred FNMA stock, which was equivalent to $5.0 million, or $0.02 per diluted share, after tax.

In the first quarter of 2005, the Company recorded fee income of $12.9 million, down $834,000 from the year-earlier level, but up $532,000 from the level recorded in the fourth quarter of 2004. While the Company recorded fewer prepayment penalties on a year-over-year basis, the linked-quarter increase in fee income was due to a significant increase in prepayment penalties, tempered by a reduction in retail deposit fees.

Other income also totaled $12.9 million in the current first quarter, and was down from $13.8 million and $13.4 million, respectively, in the year-earlier and trailing three-month periods. The Company also recorded net securities gains of $48,000 in the current first quarter, as compared to $9.9 million in the year-earlier first quarter and to $484,000 in the fourth quarter of 2004.

The following table summarizes the components of the Company’s non-interest income for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004.

(dollars in thousands)	For the Three Months Ended
	March 31, 2005	December 31, 2004	March 31, 2004

Fee income	$12,911	$12,379	$13,745
Net securities gains	48	484	9,944
Loss on other-than-temporary impairment	—	(8,209)	—
Gain on sale of Bank-owned properties	6,110	—	—
Other income:
BOLI	5,403	5,412	5,189
Peter B. Cannell	2,391	2,402	2,269
Third-party investment product sales	2,276	2,494	2,978
Joint venture income	1,453	1,385	1,812
Gain on sale of 1-4 family and other loans	144	257	334
Other	1,272	1,423	1,221

Total other income	12,939	13,373	13,803

Total non-interest income	$32,008	$18,027	$37,492

Non-interest Expense

Non-interest expense has two components: operating expenses, which consist of compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the core deposit intangibles (“CDI”) stemming from the Company’s mergers with Richmond County Financial Corp. and Roslyn Bancorp, Inc.

In the first quarter of 2005, the Company recorded total non-interest expense of $53.6 million, up $3.8 million from the year-earlier level, but down $761,000 from the level recorded in the fourth quarter of 2004. Operating expenses accounted for $50.6 million of the first quarter 2005 total, as compared to $46.9 million and $51.5 million, respectively, of the year-earlier and linked-quarter amounts.

While the year-over-year increase in operating expenses stemmed from all four expense categories, the most significant increases were in occupancy and equipment and G&A expense. Occupancy and equipment expense rose $1.9 million year-over-year, to $11.4 million, largely reflecting the addition of four branch offices over the past four quarters. G&A expense rose $1.4 million year-over-year, to $12.0 million, largely reflecting marketing costs associated with the Company’s increased focus on deposit growth.

The linked-quarter reduction in operating expenses was due to lower levels of compensation and benefits and G&A expenses. Compensation and benefits expense fell $368,000 on a linked-quarter basis, to $25.4 million, while G&A expense fell $1.8 million during the same time. These reductions served to offset a $961,000 linked-quarter increase in occupancy and equipment expense, reflecting seasonal factors, and a $351,000 linked-quarter increase in other expenses to $1.9 million.

The Company had 2,045 full-time equivalent employees at March 31, 2005 as compared to 1,962 at March 31, 2004.

The amortization of CDI totaled $2.9 million in the current first quarter, and was $83,000 higher than the amounts recorded in the year-earlier and trailing three-month periods. The increase reflects amortization relating to the sale of certain deposits that had been acquired in the Richmond County merger.

Income Tax Expense

Income tax expense totaled $46.1 million in the three months ended March 31, 2005, as compared to $71.2 million and $40.7 million, respectively, in the three months ended March 31 and December 31, 2004. The year-over-year reduction was the result of a $64.0 million decline in pre-tax income to $137.2 million and a decline in the effective tax rate to 33.6% from 35.4%. The linked-quarter increase was the result of a $13.0 million rise in pre-tax income and a rise in the effective tax rate from 32.8%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 26 – 28 of the Company’s 2004 Annual Report to Shareholders, filed on March 16, 2005. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk,” in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K Report”), we have implemented a variety of enhancements to the structure we use for documenting and assessing our internal control over financial reporting as part of our 2004 project to assess the Company’s internal control over financial reporting. We also disclosed the implementation of certain changes in our internal control over financial reporting during the three months ended March 31, 2005 that were designed to address a material weakness with respect to accounting for income taxes, which itself was disclosed in the 10-K Report. We reported then that the material weakness had been remediated, and described various modifications to our internal controls and procedures in the tax and tax-related financial accounting areas that address the weakness. Most of these modifications were implemented during the three months ended March 31, 2005. Readers are encouraged to see Item 9A in the 10-K Report for a description of the remedial measures we have undertaken in this regard. Except as indicated therein, there were no changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of the Company’s business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank, now the Queens County Savings Bank division of New York Community Bank. At December 31, 2004, the Bank had a lawsuit pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in damages. This amount does not include any statutory prejudgment interest that could be awarded on a judgment amount, if any; such interest accumulates at a rate of 9% per annum from the date of loss. The ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined. Management believes it has meritorious defenses against this action and continues to defend its position.

In 2004, the Company and various executive officers and directors were named in a series of class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in Supreme Court of the State of New York, Kings County, that was later removed by the defendants to federal court. The class actions are brought on behalf of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, or such shorter period as defined in some of the actions. The lawsuits are all related to the same sets of facts and circumstances and all but one allege that the Company violated Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts. Based upon the same facts, an additional suit alleges the Company violated the Employee Retirement Income Security Act on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The cases are in very preliminary stages. The defendants have not answered or otherwise responded to any of the complaints. Management believes it has meritorious defenses against these actions and continues to defend its position.

On February 8, 2005, the Company’s Board of Directors received a letter, dated January 31, 2005, from a law firm purporting to represent a shareholder of the Company that repeats many of the allegations made in the putative class actions, and demands that the Board take a variety of actions allegedly required to address those allegations. The Board has appointed a committee of independent directors to evaluate what response, if any, to make to this letter. Management expects that the resolution of this matter will not have a material adverse impact on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2005, the Company allocated $1.0 million toward the repurchase of 55,987 shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: January 1, 2005 through January 31, 2005	18,402	$19.52	18,402	1,663,525
Month #2: February 1, 2005 through February 28, 2005	37,585	17.91	37,585	1,625,940
Month #3: March 1, 2005 through March 31, 2005	—	—	—	1,625,940
Total	55,987	$18.72	55,987

(1)	All of the shares repurchased in the first quarter of 2005 were purchased in privately negotiated transactions.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At March 31, 2005, 1,625,940 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended (3)

Exhibit 3.4(a):	Amendment to the Bylaws of the Company effective October 31, 2003 (4)

Exhibit 3.4(b):	Amendment to the Bylaws of the Company effective March 16, 2004 (5)

Exhibit 4.1:	Specimen Stock Certificate (6)

Exhibit 4.2:	Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (7)

Exhibit 4.3:	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (8)

Exhibit 4.4:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.

Exhibit 10.1:	Senior Consulting Agreement, dated January 31, 2005, by and among New York Community Bancorp, Inc., New York Community Bank, and James J. O’Donovan (9)

Exhibit 11:	Statement re: Computation of Per Share Earnings

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32.0:	Certifications pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).

(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on September 15, 2003 (Registration No. 333-107498).
(5)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.
(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).
(8)	Incorporated by reference to Exhibits filed with the Company’s 8-A/A filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 001-31565).
(9)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2004 (File No. 001-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2005	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and
Chief Executive Officer

DATE: May 10, 2005	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President
and Chief Financial Officer