Form 10-Q
period 2005-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2005-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Par Value: $0.01

Classes of Common Stock

265,845,332

Number of shares outstanding at

August 1, 2005

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2005

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2005 (unaudited)	December 31, 2004
Assets
Cash and due from banks	$235,981	$187,679
Money market investments	1,173	1,171
Securities available for sale:
Mortgage-related securities ($2,097,538 and $2,767,756 pledged, respectively)	2,257,655	2,901,039
Other securities	189,942	207,070
Securities held to maturity:
Mortgage-related securities ($1,817,600 and $2,129,155 pledged, respectively)	1,883,800	2,166,416
Other securities ($938,017 and $1,242,364 pledged, respectively)	1,651,246	1,806,198

Total securities	5,982,643	7,080,723

Mortgage loans, net	15,603,934	13,293,506
Other loans, net	80,443	102,538
Less: Allowance for loan losses	(78,046)	(78,057)

Loans, net	15,606,331	13,317,987
Federal Home Loan Bank of New York stock, at cost	284,314	232,215
Premises and equipment, net	141,830	148,263
Goodwill	1,937,680	1,951,438
Core deposit intangibles	81,680	87,553
Other assets	933,060	1,030,797

Total assets	$25,204,692	$24,037,826

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$3,991,896	$2,850,218
Savings accounts	2,626,639	3,060,334
Certificates of deposit	4,171,401	3,752,327
Non-interest-bearing accounts	747,630	739,238

Total deposits	11,537,566	10,402,117

Official checks outstanding	30,783	16,831
Borrowed funds:
Wholesale borrowings	9,258,839	9,334,953
Junior subordinated debentures	448,797	446,084
Other borrowings	359,114	361,504

Total borrowed funds	10,066,750	10,142,541

Mortgagors’ escrow	74,851	54,555
Other liabilities	244,478	235,368

Total liabilities	21,954,428	20,851,412

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 273,396,452 shares issued; 265,681,667 and 265,190,635 shares outstanding, respectively)	2,734	2,734
Paid-in capital in excess of par	3,017,639	3,013,241
Retained earnings (partially restricted)	493,965	452,134
Less: Treasury stock (7,714,785 and 8,205,817 shares, respectively)	(213,875)	(223,230)
Unallocated common stock held by ESOP	(14,026)	(14,655)
Common stock held by SERP and Deferred Compensation Plans	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(17,580)	(20,443)
Net unrealized loss on securities transferred to held to maturity	(15,480)	(20,254)

Total stockholders’ equity	3,250,264	3,186,414

Commitments and contingencies

Total liabilities and stockholders’ equity	$25,204,692	$24,037,826

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income:
Mortgage and other loans	$207,826	$160,822	$396,118	$317,021
Mortgage-related securities	51,139	132,533	111,136	237,917
Other securities	32,027	35,782	65,928	69,813
Money market investments	137	63	341	297

Total interest income	291,129	329,200	573,523	625,048

Interest Expense:
NOW and money market accounts	20,015	5,355	32,406	12,219
Savings accounts	3,346	3,434	7,349	7,531
Certificates of deposit	24,049	10,446	44,137	17,714
Borrowed funds	94,521	74,667	181,611	138,726
Mortgagors’ escrow	67	71	133	115

Total interest expense	141,998	93,973	265,636	176,305

Net interest income	149,131	235,227	307,887	448,743
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	149,131	235,227	307,887	448,743

Non-interest Income (Loss):
Fee income	11,049	18,213	23,960	31,958
Net securities gains (losses)	2,868	(157,215)	2,916	(147,271)
Gain on sale of Bank-owned properties	—	—	6,110	—
Other	15,969	12,757	28,908	26,560

Total non-interest income (loss)	29,886	(126,245)	61,894	(88,753)

Non-interest Expense:
Operating expenses:
Compensation and benefits	25,159	23,499	50,560	48,795
Occupancy and equipment	11,085	9,771	22,473	19,308
General and administrative	11,119	12,340	23,107	22,945
Other	1,953	2,145	3,809	3,650

Total operating expenses	49,316	47,755	99,949	94,698
Amortization of core deposit intangibles	2,930	2,860	5,873	5,720

Total non-interest expense	52,246	50,615	105,822	100,418

Income before income taxes	126,771	58,367	263,959	259,572
Income tax expense	40,299	15,612	86,405	86,794

Net Income	$86,472	$42,755	$177,554	$172,778

Comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	25,364	(144,187)	7,637	(79,040)

Comprehensive income (loss)	$111,836	$(101,432)	$185,191	$93,738

Basic earnings per share	$0.33	$0.16	$0.68	$0.66

Diluted earnings per share	$0.33	$0.16	$0.68	$0.64

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2005
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 2,734

Balance at end of period	2,734

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,013,241
Allocation of ESOP stock	3,007
Tax effect of stock plans	1,391

Balance at end of period	3,017,639

Retained Earnings:
Balance at beginning of year	452,134
Net income	177,554
Dividends paid on common stock	(130,404)
Exercise of stock options	(5,319)

Balance at end of period	493,965

Treasury Stock:
Balance at beginning of year	(223,230)
Purchase of common stock (57,402 shares)	(1,057)
Exercise of stock options (548,434 shares)	10,412

Balance at end of period	(213,875)

Employee Stock Ownership Plan:
Balance at beginning of year	(14,655)
Earned portion of ESOP	629

Balance at end of period	(14,026)

SERP and Deferred Compensation Plans:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(40,697)
Net unrealized gain on securities available for sale, net of tax of $3,075	4,613
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $3,136	4,774
Less: Reclassification adjustment for gains included in net income, net of tax of $1,166	(1,750)

Change in net unrealized depreciation in securities, net of tax	7,637

Balance at end of period	(33,060)

Total stockholders’ equity at end of period	$3,250,264

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$177,554	$172,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,731	6,577
Accretion of discounts, net of premium amortization	(13,383)	(43,877)
Net decrease in net deferred loan origination costs/fees	73	2,028
Amortization of core deposit intangibles	5,873	5,720
Net securities (gains) losses	(2,916)	147,271
Net gain on sale of loans	(3,036)	(786)
Gain on sale of Bank-owned properties	(6,110)	—
Tax benefits and other stock plan activity	1,391	36,674
Allocated portion of ESOP	3,636	5,331
Changes in assets and liabilities:
Decrease (increase) in goodwill, net	13,758	(33,872)
Decrease in deferred income taxes, net	9,903	2,659
Decrease (increase) in other assets	82,789	(193,501)
Increase (decrease) in official checks outstanding	13,952	(47,303)
Increase in other liabilities	9,110	1,792

Total adjustments	121,771	(111,287)

Net cash provided by operating activities	299,325	61,491

Cash Flows from Investing Activities:
Proceeds from repayments and redemptions of securities held to maturity	458,122	469,769
Proceeds from repayments, redemptions, and sales of securities available for sale	671,377	6,740,030
Purchase of securities held to maturity	—	(780,949)
Purchase of securities available for sale	(2,438)	(5,628,953)
Net purchase of Federal Home Loan Bank of NewYork stock	(52,099)	(53,650)
Net increase in loans	(2,488,084)	(1,593,576)
Proceeds from sale of loans	202,703	215,889
Proceeds from sale of Bank-owned properties	7,847	—
Purchase of premises and equipment, net	(2,035)	(5,786)

Net cash used in investing activities	(1,204,607)	(637,226)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	20,296	32,696
Net increase (decrease) in deposits	1,135,449	(312,823)
Net (decrease) increase in borrowed funds	(75,791)	783,884
Cash dividends paid on common stock	(130,404)	(120,789)
Treasury stock purchases	(1,057)	(272,877)
Net cash received from stock option exercises	5,093	30,616
Proceeds from shares issued in secondary offering, net	—	399,532
Cash in lieu of fractional shares related to stock split	—	(594)

Net cash provided by financing activities	953,586	539,645

Net increase (decrease) in cash and cash equivalents	48,304	(36,090)
Cash and cash equivalents at beginning of period	188,850	287,071

Cash and cash equivalents at end of period	$237,154	$250,981

Supplemental information:
Cash paid for (received from):
Interest	$308,709	$209,019
Income taxes	(47,043)	96,119
Non-cash investing activities:
Transfer to other real estate owned from loans	$167	$ 9,000
Transfer of securities from available for sale to held to maturity, at fair value	—	961,607

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

The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

Note 2. Stock-based Compensation

The Company had eight stock option plans at June 30, 2005. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net Income:
As reported	$86,472	$42,755	$177,554	$172,778
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	1,522	11,809	3,044	23,618

Pro forma	$84,950	$30,946	$174,510	$149,160

Basic Earnings Per Share:
As reported	$0.33	$0.16	$0.68	$0.66

Pro forma	$0.33	$0.12	$0.67	$0.57

Diluted Earnings Per Share:
As reported	$0.33	$0.16	$0.68	$0.64

Pro forma	$0.32	$0.12	$0.67	$0.55

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

Note 3. Available-for-Sale Securities

The following table summarizes the amortized cost and estimated market values of the Company’s available-for-sale securities at the dates indicated:

	June 30, 2005		December 31, 2004
(in thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Mortgage-related securities:
Agency certificates	$975,673	$963,057	$1,409,799	$1,397,911
Private label CMOs	790,357	781,474	936,751	926,226
Agency CMOs	515,857	511,637	585,529	575,333
Other mortgage-related securities	1,476	1,487	1,557	1,569

Total mortgage-related securities available for sale	2,283,363	2,257,655	2,933,636	2,901,039

Other securities:
Corporate and other bonds	35,992	35,219	43,994	42,830
State, county, and municipal obligations	6,522	6,505	6,521	6,411
Capital trust notes	28,682	26,697	36,449	35,137
Equities	122,339	121,521	121,581	122,692

Total other securities available for sale	193,535	189,942	208,545	207,070

Total securities available for sale	$2,476,898	$2,447,597	$3,142,181	$3,108,109

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	June 30, 2005		December 31, 2004
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$11,949,918	76.19%	$9,839,263	73.45%
Commercial real estate	2,508,760	15.99	2,140,770	15.98
Construction	857,611	5.47	807,107	6.03
One-to-four family	287,031	1.83	506,116	3.78

Total mortgage loans	15,603,320	99.48	13,293,256	99.24
Net deferred loan origination costs	614		250

Mortgage loans, net	15,603,934		13,293,506

Other loans	80,797	0.52	102,455	0.76
Net deferred loan origination (fees) costs	(354)		83

Other loans, net	80,443		102,538
Less: Allowance for loan losses	(78,046)		(78,057)

Total loans, net	$15,606,331	100.00%	$13,317,987	100.00%

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2005	December 31, 2004
FHLB-NY advances	$4,645,521	$ 3,449,902
Repurchase agreements	4,613,318	5,885,051
Junior subordinated debentures	448,797	446,084
Preferred stock of subsidiaries	162,000	162,000
Senior debt	197,114	199,504

Total borrowed funds	$10,066,750	$10,142,541

At June 30, 2005, the Company had $448.8 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of June 30, 2005:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(in thousands)
Haven Capital Trust I	10.460%	$ 18,464	$ 17,690	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	23,096	22,313	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	10,560	10,251	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,780	15,316	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	7.371	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	7.030	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	7.260	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,340	182,835	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	6.990	64,523	62,574	March 20, 2002	April 1, 2032	April 1, 2007

		$448,797	$432,261

(1)	Excludes the effect of purchase accounting adjustments.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures required under SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company’s pension and post-retirement plans:

	For the Three Months Ended June 30,
	2005		2004
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Interest cost	$1,230	$237	$1,254	$266
Service cost	—	2	—	2
Expected return on plan assets	(1,920)	—	(1,973)	—
Unrecognized past service liability	51	11	51	11
Amortization of unrecognized loss	262	—	214	7

Net periodic (credit) expense	$(377)	$250	$(454)	$286

	For the Six Months Ended June 30,
	2005		2004
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Interest cost	$2,460	$474	$2,509	$531
Service cost	—	4	—	4
Expected return on plan assets	(3,840)	—	(3,947)	—
Unrecognized past service liability	102	22	101	21
Amortization of unrecognized loss	524	—	429	15

Net periodic (credit) expense	$(754)	$500	$(908)	$571

As discussed in the notes to the consolidated financial statements presented in the Company’s 2004 Annual Report to Shareholders, the Company expects to contribute $1.4 million to its post-retirement plan in 2005; no contribution is expected to be made to the Company’s pension plan during that time.

Note 7. Impact of Accounting Pronouncements

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for both accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in an accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in an accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No.154 on January 1, 2006 and does not expect it to have an impact on its consolidated financial statements.

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

As previously described under Note 2, Stock-based Compensation, SFAS No. 123 requires only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements. SFAS No. 123R will replace SFAS No. 123 and supersede APB Opinion No. 25. While SFAS No. 123R was originally to have been effective for interim and annual reporting periods beginning after June 15, 2005, the SEC, in April 2005, deferred the compliance date to the first annual reporting period beginning after June 15, 2005. SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements when it is adopted on January 1, 2006.

Other-Than-Temporary Impairment of Certain Investments

On June 30, 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which provides guidance on recognizing other-than-temporary impairment on certain investments. EITF 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method, for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed its staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF 03-1. During this period of delay, the Company continues to apply the relevant “other-than-temporary” guidance under SFAS No. 115.

On June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. This FSP will supersede EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP EITF 03-1-a (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10 through 18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005 and is not expected to have a material effect on the Company’s consolidated financial statements.

Note 8. Pending Business Combination

On August 1, 2005, the Company announced that it has entered into a definitive agreement to acquire Long Island Financial Corp. (“Long Island Financial”), the holding company for Long Island Commercial Bank, a full-service commercial bank with 12 branches in Suffolk, Nassau, and Kings Counties, and assets of $539.7 million, deposits of $415.9 million, and total loans of $250.0 million at June 30, 2005.

In the transaction, shareholders of Long Island Financial will receive 2.32 shares of Company common stock in a tax-free exchange for each share of Long Island Financial held at the closing date. The transaction is valued at approximately $69.8 million, based on the closing price of New York Community Bancorp, Inc. stock on July 29, 2005, and is expected to be completed in the fourth quarter of 2005, pending receipt of Long Island Financial shareholder approval and regulatory approvals.

NEW YORK COMMUNITY BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements and Associated Risk Factors

This report, like many written and oral communications presented by New York Community Bancorp, Inc. (the “Company”) and its authorized officers, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

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

There are a number of factors, many of which are beyond the Company’s control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or locally in some or all of the areas in which we conduct our business;

•	conditions in the securities markets or the banking industry;

•	changes in interest rates, which may affect our net income or future cash flows;

•	changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in our local markets;

•	changes in real estate values, which could impact the quality of the assets securing our loans;

•	changes in the quality or composition of the loan or investment portfolios;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	the ability to successfully integrate any assets, liabilities, customers, systems, and personnel we may acquire into our operations, and the ability to realize related revenue synergies and cost savings within expected time frames;

•	the timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	changes in accounting principles, policies, practices, or guidelines;

•	changes in legislation and regulation;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services.

The following factors, among others, could cause the actual results of the proposed acquisition of Long Island Financial Corp. to differ materially from the expectations stated in this filing: the ability of Long Island Financial Corp. to obtain the required shareholder approval and the ability of both companies to obtain the required regulatory approvals; the ability of the two companies to consummate the transaction; a materially adverse change in the financial condition of either company; the ability of New York Community Bancorp, Inc. to successfully integrate the assets, liabilities, customers, systems, and any personnel it may acquire into its operations pursuant to the transaction; and the ability to realize the related revenue synergies and cost savings within the expected time frames.

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

Larger non-performing loans are individually evaluated for loan impairment, as defined under SFAS Nos. 114 and 118, based upon a review of the credit files. Allocations are made to the allowance for loan losses to the extent of any impairment found.

Smaller nonperforming loans are assigned risk ratings based upon an aging schedule that typically considers the extent of delinquency exceeding 90 days in arrears. Based upon this analysis, quantified risk factors are assigned for each risk-rating category to provide an allocation to the overall allowance for loan losses.

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

The market values of the Company’s securities, particularly fixed-rate mortgage-related securities, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The Company has determined that there was no other-than-temporary impairment of its securities as of June 30, 2005.

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

Overview

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Bank”) and the fourth largest thrift in the nation, with total assets of $25.2 billion at June 30, 2005.

The Bank currently serves its customers through a network of 141 banking offices in New York City, Long Island, Westchester County, and New Jersey. Of these, 89 are traditional branches, 49 are located in-store, and three are customer service centers. During the second quarter of 2005, the Company sold an in-store branch in Hillside, New Jersey to another financial institution and closed an in-store branch in Uniondale, New York.

The Bank operates its branch network through seven community-based divisions, each of which represents the Bank in a specific county or community. In New York, the Bank operates through five divisions: Queens County Savings Bank, with 34 locations in Queens; Roslyn Savings Bank, with 60 locations on Long Island; Richmond County Savings Bank, with 23 locations on Staten Island; Roosevelt Savings Bank, with nine branches located in Brooklyn; and CFS Bank, with four branches located in Westchester County, one in Manhattan, and one in the Bronx. In addition, the Company operates a branch in Co-op City (in the Bronx) under the name New York Community Bank. In New Jersey, the Bank operates through two divisions: First Savings Bank of New Jersey, with four branches located in Bayonne (Hudson County); and Ironbound Bank, with four branches in Essex and Union counties.

In addition to ranking as the third largest thrift depository in the New York metropolitan region, the Bank is the leading producer of multi-family loans for portfolio in New York City, with rent-controlled and -stabilized buildings representing its primary market niche. In the first six months of 2005, multi-family loan originations totaled $2.9 billion, representing 77.1% of loans originated year-to-date. Multi-family loans totaled $11.9 billion at quarter-end, signifying a 21.5% year-to-date increase and 76.2% of the total loan portfolio. Commercial real estate loans represented $2.5 billion, or 16.0%, of total loans outstanding at the close of the quarter, while construction loans represented $857.6 million, or 5.5%.

The Company’s record of asset quality was sustained in the current six-month period, with net charge-offs totaling $11,000, including $3,000 in the second quarter, and non-performing assets equaling 0.17% of total assets at June 30, 2005. The Company also maintained an efficient operation, recording an efficiency ratio of 27.55% for the second quarter and 27.03% for the first six months of the year.

Balance Sheet Repositioning and Subsequent Strategic Actions

At the end of June 2004, the Company engaged in a significant repositioning of its balance sheet to enhance its market and interest rate risk profile in the face of rising market interest rates. In connection with this strategy, the Company sold $5.1 billion of available-for-sale securities with an average yield of 4.62%, and utilized the proceeds to reduce its short-term wholesale borrowings by a like amount. In addition, the Company extended $2.4 billion of wholesale borrowings to an average maturity of three years, with an average cost of 3.32%, and reclassified $1.0 billion of available-for-sale securities as held-to-maturity.

In the twelve months ended June 30, 2005, the Company took the following actions to further enhance the quality of its balance sheet:

•	Reduced the securities portfolio from $8.5 billion, representing 35.1% of total assets, at June 30, 2004 to $6.0 billion, representing 23.7% of total assets, at June 30, 2005;

•	Utilized the cash flows from securities sales and redemptions, together with an increase in deposits, to increase loan production. Total loans rose $3.8 billion, or 32.1%, to $15.7 billion at the end of the current second quarter, including a $3.4 billion, or 40.0%, increase in multi-family loans to $11.9 billion;

•	Sold $170.7 million of one-to-four family loans in a bulk transaction during the second quarter of 2005, and redeployed the proceeds into the production of multi-family loans;

•	Increased total deposits by $1.5 billion, or 15.2%, to $11.5 billion, including a $1.2 billion, or 19.3%, increase in core deposits to $7.4 billion;

•	In addition to supporting the increase in loan production, the increase in deposits was utilized to reduce the balance of wholesale borrowings. Wholesale borrowings totaled $9.3 billion at June 30, 2005, signifying a $665.3 million, or 6.7%, reduction from the balance recorded at June 30, 2004;

•	Extended $2.0 billion of wholesale borrowings to an average maturity of two years with an average cost of 3.37%; and

•	Increased tangible stockholders’ equity by $236.1 million to $1.2 billion and the ratio of tangible equity to tangible assets by 80 basis points to 5.31%.

The Company’s performance in the three and six months ended June 30, 2005 reflects the impact of the balance sheet repositioning at the end of last year’s second quarter, the actions taken over the four quarters that followed, and the impact of a flattening yield curve on its net interest income and net interest margin over the last twelve months. The Company generated earnings of $86.5 million, or $0.33 per diluted share, in the current second quarter, generating a 1.53% return on average tangible assets and a 29.66% return on average tangible stockholders’ equity. For the six months ended June 30, 2005, the Company generated earnings of $177.6 million, or $0.68 per share, providing a 1.60% return on average tangible assets and a 31.20% return on average tangible stockholders’ equity. Included in the second quarter and six-month amounts is a $1.7 million after-tax gain on the sale of certain one-to-four family mortgage loans to another financial institution; the six-month amount also includes an after-tax gain of $4.0 million on the sale of certain Bank-owned properties in the first quarter of the year.

Recent Events

Dividend Payment

On July 19, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share, payable on August 16, 2005 to shareholders of record at August 1, 2005.

Limited-purpose Commercial Bank

On August 1, 2005, the Bank received the last of the regulatory approvals required to commence operation of a limited-purpose commercial bank for the express purpose of accepting municipal deposits and other public funds. The limited-purpose commercial bank is operating as a subsidiary of New York Community Bank under the name “New York Commercial Bank.”

Proposed Acquisition of Long Island Financial Corp.

On August 1, 2005, the Company announced that it has entered into a definitive agreement to acquire Long Island Financial Corp. (“Long Island Financial”), the holding company for Long Island Commercial Bank, a full-service commercial bank with 12 branches in Suffolk, Nassau, and Kings Counties, and assets of $539.7 million, deposits of $415.9 million, and total loans of $250.0 million at June 30, 2005.

In the transaction, shareholders of Long Island Financial will receive 2.32 shares of Company common stock in a tax-free exchange for each share of Long Island Financial held at the closing date. The transaction is valued at approximately $69.8 million, based on the closing price of New York Community Bancorp, Inc. stock on July 29, 2005, and is expected to be completed in the fourth quarter of 2005, pending receipt of Long Island Financial shareholder approval and regulatory approvals.

The proposed transaction will be submitted to Long Island Financial Corp.’s stockholders for their consideration. New York Community Bancorp, Inc. will file a registration statement containing a proxy statement/prospectus that will be sent to Long

Island Financial Corp.’s stockholders, and other relevant documents concerning the proposed transaction, with the U.S. Securities and Exchange Commission (the “SEC”). Long Island Financial Corp. will file relevant documents concerning the proposed transaction with the SEC. WE URGE INVESTORS TO READ THE REGISTRATION STATEMENT CONTAINING THE PROXY STATEMENT/PROSPECTUS, AND ANY OTHER RELEVANT DOCUMENTS TO BE FILED WITH THE SEC, BECAUSE THEY CONTAIN IMPORTANT INFORMATION.

Investors will be able to obtain these documents free of charge at the SEC’s web site (www.sec.gov). In addition, documents filed with the SEC by New York Community Bancorp, Inc. will be available free of charge from the Investor Relations Department, New York Community Bancorp, Inc., 615 Merrick Avenue, Westbury, New York 11590. Documents filed with the SEC by Long Island Financial Corp. will be available free of charge from the Corporate Secretary, Long Island Financial Corp., 1601 Veterans Memorial Highway, Suite 120, Islandia, New York 11749.

The directors, executive officers, and certain other members of management of Long Island Financial Corp. may be soliciting proxies in favor of the transaction from the company’s shareholders. For information about these directors, executive officers, and members of management, shareholders are asked to refer to the most recent proxy statement issued by the company, which is available on its web site and at the address provided in the preceding paragraph.

Balance Sheet Summary

The Company recorded total assets of $25.2 billion at June 30, 2005, up $1.2 billion, or 4.9%, from the balance recorded at December 31, 2004. While the loan portfolio grew $2.3 billion, or 17.1%, during this time to $15.7 billion, the increase was partly offset by a $1.1 billion, or 15.5%, reduction in securities to $6.0 billion, representing 23.7% of total assets at quarter-end.

Total liabilities rose $1.1 billion, or 5.3%, in the first half of the year, primarily reflecting a $1.1 billion, or 10.9%, increase in deposits to $11.5 billion, including a $716.4 million, or 10.8% increase in core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) to $7.4 billion. In addition to supporting the increase in loans, the increase in deposits was used to reduce the balance of borrowed funds by $75.8 million. Borrowed funds totaled $10.1 billion at the close of the second quarter, including $9.3 billion in wholesale borrowings. Stockholders’ equity totaled $3.3 billion at June 30, 2005, signifying a $63.9 million increase from the year-end 2004 balance, and representing 12.90% of total assets at June 30, 2005. Tangible stockholders’ equity totaled $1.2 billion, representing 5.31% of tangible assets, an improvement of nine basis points since year-end 2004.

Loans

The Company recorded total loans of $15.7 billion at June 30, 2005, signifying a $2.3 billion, or 17.1%, increase from the year-end 2004 balance and a $3.8 billion, or 32.0%, increase from the balance recorded at June 30, 2004. The six-month increase was driven by originations totaling $3.8 billion, including $2.0 billion in the second quarter, and tempered by repayments totaling $1.3 billion and loan sales totaling $199.7 million. In addition to the sale of one-to-four family loans through the Company’s conduit program, the latter amount includes a bulk sale of one-to-four family loans totaling $170.7 million during the second quarter of 2005.

Multi-family loan originations represented $2.9 billion, or 77.1%, of total originations in the first six months of 2005, including $1.5 billion in the second quarter, and were up 31.0% from the volume produced in the first six months of 2004. Construction loan originations accounted for $314.9 million, or 8.4%, of current year-to-date originations, including $136.0 million in the second quarter, while commercial real estate loan originations accounted for $474.7 million, or 12.6%, of the six-month total, including second quarter originations of $298.8 million. In the first six months of 2004, construction and commercial real estate loan originations totaled $260.1 million and $569.2 million, respectively.

Multi-family Loans

Multi-family loans totaled $11.9 billion at June 30, 2005, signifying a 21.5% increase from $9.8 billion at December 31, 2004, and a 40.0% increase from $8.5 billion at June 30, 2004. The June 30, 2005 amount represented 76.2% of total loans outstanding, up from 73.5% and 71.9%, respectively, at the earlier dates. At June 30, 2005, the average multi-family loan had a principal balance of $3.4 million; the expected weighted average life of the portfolio was 3.6 years at that date.

Multi-family loans are typically originated for a term of ten years, with a fixed rate of interest in the first five years, tied to the five-year Constant Maturity Treasury (“CMT”) rate, and a rate that adjusts annually in years six through ten. However, the nature of the Company’s lending niche is such that the typical multi-family loan refinances within the first five-year period, and in doing so, generates prepayment penalties ranging from five points to one point of the initial loan balance.

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

Commercial Real Estate Loans

The Company’s portfolio of commercial real estate loans totaled $2.5 billion at June 30, 2005, up $368.0 million, or 17.2%, from the balance recorded at December 31, 2004, and up $649.4 million, or 34.9%, from the balance recorded at June 30, 2004. Commercial real estate loans represented 16.0% of total loans outstanding at the close of the current second quarter, even with the year-end 2004 level and up from 15.7% at the year-earlier date. At June 30, 2005, the average commercial real estate loan had a principal balance of $2.5 million; the expected weighted average life of the portfolio was 4.1 years at that date.

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

Construction Loans

The construction loan portfolio totaled $857.6 million at June 30, 2005, up $50.5 million, or 6.3%, from the balance recorded at December 31, 2004, and up $102.3 million, or 13.5%, from the balance recorded at June 30, 2004. Construction loans accounted for 5.5% of total loans outstanding at the close of the current second quarter, as compared to 6.0% and 6.4%, respectively, at the earlier dates. At June 30, 2005, the average construction loan had a principal balance of $3.5 million.

The majority of the construction loan portfolio consists of loans for the construction of one-to-four family homes on Long Island, where the Bank is the primary lender to several leading builders and developers. The typical construction loan features a term of 18 to 24 months and a floating rate of interest that is tied to prime.

One-to-four Family and Other Loans

Since December 1, 2000, the Company has maintained a policy of originating one-to-four family mortgage and home equity loans on a pass-through basis, and selling such loans to a third-party conduit, service-released, shortly after the loans are closed. During the second quarter of 2005, the Company signed an outsourcing agreement with American Home Mortgage Corp. (“AHM”) under which AHM now serves as the Company’s third-party conduit for one-to-four family and home equity loans.

Reflecting the conduit policy, repayments, and the aforementioned sale of loans totaling $170.7 million, the balance of one-to-four family loans declined $219.1 million, or 43.3%, from the year-end 2004 total to $287.0 million, representing 1.8% of total loans outstanding, at June 30, 2005.

Other loans, net (including consumer and business loans) declined to $80.4 million at June 30, 2005 from $102.5 million at the end of December, reflecting scheduled repayments and the reclassification of certain loans during the first quarter of 2005. Included in the respective amounts were one-to-four family loans held for sale of $1.5 million and $2.3 million, in connection with the aforementioned conduit policy.

Asset Quality

The Company’s record of asset quality was maintained in the second quarter of 2005, with net charge-offs amounting to $3,000 and non-performing assets equaling 0.17% of total assets at quarter-end. Non-performing assets totaled $42.9 million at June 30, 2005, as compared to $33.8 million at March 31, 2005, representing 0.14% of total assets, and to $28.7 million, representing 0.12% of total assets, at December 31, 2004. Non-performing loans represented $42.4 million, $33.1 million, and $28.1 million of the respective amounts, and 0.27%, 0.23%, and 0.21% of total loans at the respective dates.

The June 30, 2005 amounts include a $10.7 million construction loan that is past due more than 90 days and still accruing interest. Due to the value of the underlying collateral, it is currently management’s expectation that the loan will be satisfied in full in the second half of the year. Non-accrual mortgage loans accounted for $31.1 million of non-performing loans at the close of the second quarter, with non-accrual other loans accounting for $613,000. The balance of non-accrual mortgage loans includes another construction loan, of $7.0 million, which management expects will also be satisfied before the end of the year, due to the value of the underlying collateral.

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

Other real estate owned represented the remaining $485,000 of non-performing assets at the close of the current second quarter, down $205,000 and $81,000 from the amounts recorded at March 31, 2005 and December 31, 2004, respectively. The June 30, 2005 amount consisted of three residential properties which are currently in the process of being marketed for sale. The Company does not expect to incur a loss when such properties are sold.

The allowance for loan losses totaled $78.0 million at June 30, 2005, and was down $11,000 from the balance recorded at December 31, 2004. While the Company recorded no provisions for loan losses during the first half of 2005, it charged off $11,000 of consumer loans during this period, all of which had been acquired in merger transactions in 2001 and 2003. The allowance for loan losses represented 0.50% of total loans and 184.22% of non-performing loans at the close of the current second quarter, as compared to 0.54% and 236.03%, respectively, at the close of the trailing quarter, and 0.58% and 277.31%, respectively, at December 31, 2004. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

(dollars in thousands)	At or For the Six Months Ended June 30, 2005	At or For the Year Ended December 31, 2004
Allowance for Loan Losses:
Balance at beginning of period	$78,057	$78,293
Charge-offs	(11)	(236)

Balance at end of period	$78,046	$78,057

Non-performing Assets:
Non-accrual mortgage loans	$31,078	$23,567
Other non-accrual loans	613	4,581

Total non-accrual loans	31,691	28,148
Loans 90 days or more delinquent and still accruing interest	10,674	—

Total non-performing loans	42,365	28,148
Other real estate owned	485	566

Total non-performing assets	$42,850	$28,714

Ratios:
Non-performing loans to total loans	0.27%	0.21%
Non-performing assets to total assets	0.17	0.12
Allowance for loan losses to non-performing loans	184.22	277.31
Allowance for loan losses to total loans	0.50	0.58

Investment Securities

As indicated in the Overview, the Company has continued its strategic reduction of the securities portfolio since the repositioning of the balance sheet in June 2004. Securities totaled $6.0 billion at June 30, 2005, representing a $1.1 billion, or 15.5%, decline from $7.1 billion at December 31, 2004, and a $2.5 billion, or 29.3%, decline from $8.5 billion at June 30, 2004. Securities represented 23.7% of total assets at the close of the current quarter, down from 29.5% and 35.1%, respectively, at the earlier dates.

Available-for-sale securities represented $2.4 billion, or 40.9%, of total securities at the close of the current second quarter, and were down 21.3% and 37.8%, respectively, from $3.1 billion at December 31, 2004 and $3.9 billion at June 30, 2004. Held-to-maturity securities represented the remaining $3.5 billion of the securities portfolio at the close of the current second quarter and were down 11.0% and 22.0%, respectively, from $4.0 billion and $4.5 billion, the December 31 and June 30, 2004 amounts.

Mortgage-related securities represented $2.3 billion, or 92.2%, of available-for-sale securities at June 30, 2005, a reduction from $2.9 billion and $3.6 billion, respectively, at December 31 and June 30, 2004. Other securities accounted for the remaining $189.9 million of available-for-sale securities at the close of the current second quarter, down from $207.1 million and $332.9 million, respectively, at the earlier dates. Included in the June 30, 2005 amount were equity securities totaling $121.5 million, bonds totaling $35.2 million, capital trust notes totaling $26.7 million, and municipal obligations totaling $6.5 million.

Mortgage-related securities represented $1.9 billion, or 53.3%, of total held-to-maturity securities at June 30, 2005, while other securities represented the remaining $1.7 billion, or 46.7%. Included in the latter amount were U.S. Government agency obligations totaling $1.2 billion, capital trust notes totaling $308.1 million, and corporate bonds totaling $161.4 million.

At June 30, 2005, the respective market values of mortgage-related securities and other securities held to maturity were $1.8 billion and $1.7 billion, representing 96.9% and 102.5% of the respective carrying values at that date.

The after-tax net unrealized loss on securities available for sale was $17.6 million at the close of the current second quarter, as compared to $20.4 million and $84.4 million, respectively, at December 31 and June 30, 2004. The improvements reflect the reduction in securities over the past four quarters as well as the decline in intermediate-term interest rates during this time.

At June 30, 2005, the Company also had stock in the Federal Home Loan Bank of New York (“FHLB-NY”) totaling $284.3 million, as compared to $232.2 million and $224.6 million, respectively, at December 31 and June 30, 2004. The amount of FHLB-NY stock held is a function of the Company’s utilization of FHLB-NY advances and repurchase agreements, which totaled $5.8 billion at June 30, 2005.

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

The Bank itself has four primary funding sources: principal repayments and interest on loans, and to a lesser extent, loan sales; cash flows from securities sales and redemptions; wholesale borrowings in the form of FHLB-NY advances and repurchase agreements; and deposit growth. For the six months ended June 30, 2005, the cash flows from loans totaled $1.5 billion, including the sale of $170.7 million of certain one-to-four family loans during the second quarter; the cash flows from securities totaled $1.1 billion, of which $614.8 million stemmed from redemptions and $514.7 million stemmed from sales.

Deposits totaled $11.5 billion at June 30, 2005, signifying a $1.1 billion increase from the year-end 2004 balance. The increase reflects a $716.4 million, or 10.8%, rise in core deposits to $7.4 billion, representing 63.8% of total deposits, and a $419.1 million, or 11.2%, increase in certificates of deposit (“CDs”) to $4.2 billion, representing the remaining 36.2%.

The increase in core deposits stemmed from a $1.1 billion, or 40.1% rise in NOW and money market accounts to $4.0 billion and a more modest $8.4 million rise in non-interest-bearing accounts to $747.6 million. These increases served to offset a $433.7 million, or 14.2%, decline in savings accounts to $2.6 billion during the same time.

The increase in deposits has been supported by various actions taken to expand and diversify the deposit base. In the first quarter of the year, the Company established a Private Banking Group to attract deposits from local developers and property owners; in the second quarter, the Company established a Banking Development District Branch in Queens to accept New York State and City deposits, and introduced a new CD product featuring a competitive interest rate. Toward the end of June, the Company introduced MyBankingDirect.com, a nationwide online banking service, and began partnering with local colleges to develop depository relationships with students, while also offering new payment solutions to the colleges themselves.

At the end of the second quarter, the Company received the approval of the Federal Reserve Bank of New York to establish a limited-purpose commercial bank, which will enable it to accept deposits from municipalities throughout the state. As previously mentioned, the new bank will operate as a subsidiary of New York Community Bank under the name “New York Commercial Bank,” and is expected to begin accepting public funds during the third quarter of 2005. While awaiting receipt of the necessary regulatory approvals, the Company has utilized brokered deposits to supplement the deposits generated through its various other initiatives in order to fund the high level of loans produced. Brokered deposits totaled $471.1 million at June 30, 2005.

In addition to funding the increase in loans, the growth in deposits enabled the Company to pay down most of its short-term wholesale borrowings during the second quarter. Wholesale borrowings totaled $9.3 billion at June 30, 2005, down $355.6 million from the March 31, 2005 level, and down $76.1 million and $665.3 million, respectively, from the levels recorded at December 31 and June 30, 2004. Including junior subordinated debentures of $448.8 million and other borrowings of $359.1 million, the Company had total borrowed funds of $10.1 billion at June 30, 2005.

The Company’s line of credit with the FHLB-NY is collateralized by FHLB-NY stock and by certain securities and mortgage loans under a blanket pledge agreement.

The junior subordinated debentures at June 30, 2005 reflect the effect of four interest rate swap agreements into which the Company entered in the second quarter of 2003. The agreements effectively converted four of the Company’s junior subordinated debentures from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the junior subordinated debentures. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At June 30, 2005, a $620,000 adjustment was made to the carrying amount of the junior subordinated debentures to recognize the increase in their fair value. An offsetting adjustment was made to reflect the decrease in the fair value of the interest rate swaps.

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

To manage its interest rate risk, the Company has been pursuing the following strategies: (1) continuing its emphasis on the origination and retention of intermediate-term assets, including multi-family, commercial real estate, and construction loans; (2) continuing to originate one-to-four family loans on a pass-through basis and selling them to a third-party conduit without recourse; (3) utilizing the cash flows from securities to fund loan production; (4) increasing the prevalence of deposits within the mix of funding sources; (5) paying down the majority of its short-term borrowings; and (6) extending the maturity of other wholesale borrowings used to supplement the funding of loan production.

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

The rates on the Company’s multi-family and commercial real estate loans are typically based on the five-year CMT, which increased toward the end of the first quarter of 2005, but trended downward during the second quarter of the year. During this time, the Company’s cost of funds was negatively impacted by a 100-basis point rise in the federal funds rate to its quarter-end level, 3.25%. The disparate movements in short- and intermediate-term interest rates have resulted in a flattening of the yield curve, a significant factor in the contraction of the Company’s net interest margin over the past six months.

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

At June 30, 2005, the Company had a negative gap of 5.94%, as compared to a negative 5.95% at March 31, 2005 and a negative 5.41% at December 31, 2004. The respective measures reflect the impact of extending the maturity of the Company’s wholesale borrowings in connection with, and subsequent to, the repositioning of the balance sheet at the close of last year’s second quarter, and the impact of the flattened yield curve on mortgage loan refinancing activity. Borrowed funds maturing in one year or less declined from 34.4% of total borrowed funds to 21.7% over the current six-month period, partially reflecting the extension of $2.0 billion of wholesale borrowings to an average maturity of two years with an average cost of 3.37% during this time.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005 which, based on certain assumptions stemming from the Bank’s historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2005 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 25% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, are assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on the Company’s estimated gap. While the Company believes its assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At June 30, 2005
(dollars in thousands)	Three Months Or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More than Five Years to 10 Years	More than 10 Years	Total
Interest-earning Assets:
Mortgage and other loans (1)	$1,947,994	$2,646,539	$6,322,408	$4,159,042	$544,422	$32,281	$15,652,686
Mortgage-related securities (2) (3)	257,454	631,582	1,228,061	1,470,313	549,028	5,017	4,141,455
Other securities (2)	306,021	4,997	13,368	14,193	484,542	1,302,381	2,125,502
Money market investments	1,173	—	—	—	—	—	1,173

Total interest-earning assets	2,512,642	3,283,118	7,563,837	5,643,548	1,577,992	1,339,679	21,920,816

Interest-bearing Liabilities:
Savings accounts	32,833	98,499	243,292	219,571	1,130,637	901,807	2,626,639
NOW and Super NOW accounts	9,122	27,366	67,594	61,003	314,124	250,547	729,756
Money market accounts	883,136	1,300,645	388,209	248,454	427,893	13,803	3,262,140
Certificates of deposit	736,887	2,020,786	1,100,007	228,460	85,261	—	4,171,401
Borrowed funds	883,096	1,300,205	1,398,327	1,353,315	4,689,709	442,098	10,066,750

Total interest-bearing liabilities	2,545,074	4,747,501	3,197,429	2,110,803	6,647,624	1,608,255	20,856,686

Interest rate sensitivity gap per period (4)	$(32,432)	$(1,464,383)	$4,366,408	$3,532,745	$(5,069,632)	$(268,576)	$1,064,130

Cumulative interest sensitivity gap	$(32,432)	$(1,496,815)	$2,869,593	$6,402,338	$1,332,706	$1,064,130

Cumulative interest sensitivity gap as a percentage of total assets	(0.13)%	(5.94)%	11.39%	25.40%	5.29%	4.22%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	98.73%	79.47%	127.36%	150.81%	106.92%	105.10%

(1)	For purposes of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Based on historical repayment experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates on its assets and liabilities. At June 30, 2005, a 200-basis point increase in interest rates would have reduced the NPV approximately 9.19%, as compared to 7.72% at March 31, 2005 and 7.58% at December 31, 2004. While the NPV Analysis provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income, and may very well differ from actual results.

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

The following table reflects, based on the information and assumptions in effect at June 30, 2005, the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(3.30)%
- 100 over one year	1.03

Management notes that no assurances can be given that future changes in the Company’s mix of assets and liabilities will not result in greater changes to the gap, NPV, or net interest income simulation.

Liquidity, Off-Balance Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

The Company manages liquidity to ensure that its cash flows are sufficient to support the Bank’s operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic deposit and loan demand.

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

The principal investing activity of the Bank is mortgage loan production, with a primary focus on loans secured by rent-controlled and -stabilized multi-family buildings in New York City. Prior to the repositioning of the balance sheet, the Company had also been investing in mortgage-related securities and, to a lesser extent, other securities. Since the repositioning, the Company has increased its mortgage loan production, complementing its portfolio of multi-family loans with commercial real estate and construction loans. In the six months ended June 30, 2005, the net cash used in investing activities totaled $1.2 billion, largely reflecting the high volume of loans originated, which was partly offset by the aforementioned cash flows from securities and loans.

The Bank’s investing activities were also supported by internal cash flows generated by its operating and financing activities. For the first six months of 2005, the net cash provided by operating activities totaled $299.3 million; the net cash provided by financing activities totaled $953.6 million, largely reflecting the significant level of deposit growth.

The Bank monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Bank’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $237.2 million at June 30, 2005, as compared to $188.9 million at December 31, 2004. Additional liquidity stems from the Bank’s portfolio of available-for-sale securities, which totaled $2.4 billion at June 30, 2005, and from the Bank’s approved line of credit with the FHLB-NY.

CDs due to mature in one year or less from June 30, 2005 totaled $2.8 billion. Based upon recent retention rates as well as current pricing, management believes that a significant portion of such deposits will either roll over or be reinvested in alternative investment products sold through the Bank’s branch offices. The Company’s ability to retain its deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, types of deposit products offered, and the competitiveness of its interest rates.

Off-Balance Sheet Arrangements and Contractual Commitments

At June 30, 2005, the Bank had outstanding mortgage loan commitments totaling $1.4 billion. In addition, the Company continued to be obligated under numerous non-cancelable operating lease and license agreements, the amounts of which were consistent with the amounts disclosed at December 31, 2004. The Company also had outstanding letters of credit totaling $10.8 million at June 30, 2005 and December 31, 2004.

Capital Position

The Company recorded stockholders’ equity of $3.3 billion at June 30, 2005, signifying a $63.9 million increase from the balance recorded at December 31, 2004. The June 30, 2005 amount was equivalent to 12.90% of total assets and a book value of $12.44 per share, based on 261,225,054 shares; the December 31, 2004 amount was equivalent to 13.26% of total assets and a book value of $12.23 per share, based on 260,533,784 shares.

The Company calculates book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of the period from the number of shares outstanding at the same date. The number of unallocated ESOP shares was 4,456,613 at June 30, 2005 and 4,656,851 at December 31, 2004. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

Excluding goodwill of $1.9 billion and core deposit intangibles of $81.7 million, the Company reported tangible stockholders’ equity of $1.2 billion at June 30, 2005, equivalent to a tangible book value of $4.71 per share. At December 31, 2004, the Company reported tangible stockholders’ equity of $1.1 billion, equivalent to a tangible book value of $4.40 per share. Excluding net unrealized losses on securities of $33.1 million and $40.7 million from the respective totals, the Company’s tangible stockholders’ equity was equivalent to 5.44% and 5.39% of tangible assets at June 30, 2005 and December 31, 2004, respectively.

The three-month increase in tangible stockholders’ equity reflects 2005 net income of $177.6 million, additional cash contributions to tangible stockholders’ equity of $13.2 million, and the $7.6 million decrease in the net unrealized loss on securities to $33.1 million. These contributing factors were partially offset by year-to-date dividend distributions totaling $130.4 million and the allocation of $1.1 million toward the repurchase of 57,402 shares of the Company’s common stock in plan-related transactions. The Company repurchases shares at the discretion of management, in the open market or through privately negotiated transactions. At June 30, 2005, there were 1,624,525 shares still available for repurchase under the Board of Directors’ five million-share repurchase authorization on April 20, 2004.

At June 30, 2005, the Company’s capital levels significantly exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $1.9 billion, representing 8.04% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $1.9 billion and $2.0 billion, representing 14.47% and 15.79%, respectively, of risk-weighted assets. At December 31, 2004, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.8 billion, $1.8 billion, and $1.9 billion, representing 8.20% of adjusted average assets, 15.00% of risk-weighted assets, and 16.43% of risk-weighted assets, respectively.

In addition, as of June 30, 2005, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2005, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At June 30, 2005
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,857,427	8.04%	$1,857,427	14.47%	$2,026,473	15.79%
Regulatory capital requirement	924,159	4.00	513,309	4.00	1,026,618	8.00

Excess	$933,268	4.04%	$1,344,118	10.47%	$999,855	7.79%

Regulatory Capital Analysis (Bank Only)

	At June 30, 2005
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,951,164	8.47%	$1,951,164	15.30%	$2,029,210	15.91%
Regulatory capital requirement	920,956	4.00	510,247	4.00	1,020,494	8.00

Excess	$1,030,208	4.47%	$1,440,917	11.30%	$1,008,716	7.91%

It is currently management’s expectation that the Bank will continue to be well capitalized under the federal regulatory guidelines and that the Company will continue to exceed the minimum federal requirements for capital adequacy.

Comparison of the Three Months Ended June 30, 2005 and 2004

Earnings Summary

The Company recorded net income of $86.5 million, or $0.33 per diluted share, in the current second quarter, as compared to $91.1 million, or $0.35 per diluted share, in the trailing quarter and $42.8 million, or $0.16 per diluted share, in the second quarter of 2004.

Included in the second quarter 2005 amount was a $1.7 million after-tax gain on the sale of certain one-to-four family mortgage loans to another financial institution. The Company’s first quarter 2005 earnings included a $4.0 million after-tax gain on the sale of certain Bank-owned properties. In the second quarter of 2004, the Company recorded an after-tax loss of $94.9 million, or $0.35 per diluted share, on the sale of securities (the “repositioning charge”), in connection with the aforementioned repositioning of its balance sheet at the end of June.

The year-over-year increase in net income primarily reflects the impact of the repositioning charge on the Company’s second quarter 2004 net income. Excluding the repositioning charge, the year-over-year comparison of second quarter 2005 and 2004 net income reflects a combination of factors, including the shrinkage of the average balance sheet pursuant to the actions taken at, and subsequent to, the end of last year’s second quarter; the significant flattening of the yield curve over the past twelve months; and the declining benefit of the mark-to-market adjustments related to the assets and liabilities acquired in the Company’s merger with Roslyn Bancorp, Inc. (“Roslyn”) on October 31, 2003, which are being amortized or accreted to income/expense over their estimated weighted average remaining lives.

The linked-quarter reduction in net income largely reflects the impact of the flattening yield curve on the Company’s net interest income, as short-term rates rose steadily from the trailing-quarter levels and intermediate-term interest rates declined. The reduction in intermediate-term interest rates also had an impact on the Company’s fee income, inhibiting multi-family loan refinancings and the level of prepayment penalties received. The linked-quarter reductions in net interest income and non-interest income were partly offset by linked-quarter declines in operating expenses and income tax expense.

To clarify the Company’s direction, and the progress made, since the repositioning of the balance sheet, the following line-item discussions include both year-over-year and linked-quarter performance comparisons.

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

The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. In the first two quarters of 2004, the federal funds rate was maintained at a 45-year low of 1.00%. On June 30, 2004, the FOMC announced the first of five 25-basis point rate increases to take place through the end of December, and raised the rate another four times, in 25-basis point increments, in February, March, May, and June 2005.

While the federal funds rate drives the cost of short-term borrowings and deposits, the yields earned on loans and other interest-earning assets are typically driven by intermediate-term interest rates. As previously indicated, the Company’s multi-family and commercial real estate loans are based upon the five-year CMT. The five-year CMT rate increased from 3.63% on December 31, 2004 to 4.18% on March 31, 2005, peaking at 4.33% on March 28th. On April 14, 2005, the 5-year CMT fell below 4.00% and remained below that level through the end of the quarter, reaching a low of 3.63% on June 1st and closing the quarter at 3.72%.

To reduce its exposure to future short-term interest rate increases, the Company paid down most of its short-term wholesale borrowings in the first and second quarters of 2005, and extended an additional $2.0 billion of wholesale borrowings to an average maturity of two years with an average cost of 3.37% during the same time. While these actions contributed to the reduction in net interest margin in the second quarter, they are expected to benefit the margin in the quarters ahead.

The Company recorded net interest income of $149.1 million in the current second quarter, as compared to $158.8 million in the trailing quarter and $235.2 million in the year-earlier three months. While a number of factors contributed to the year-over-year reduction, primary among them were the strategic decline in securities over the past four quarters; the flattening of the yield curve during the same time; the aforementioned extension of wholesale borrowings over the past two quarters; and the net impact of the mark-to-market adjustments associated with the Roslyn merger. As a result of these factors, interest income declined $38.1 million year-over-year, to $291.1 million, while interest expense rose $48.0 million, to $142.0 million.

The year-over-year reduction in interest income was the result of a $2.7 billion decline in average interest-earning assets to $21.9 billion and a three-basis point reduction in the average yield, to 5.32%. Although the average balance of loans rose $3.9 billion year-over-year to $15.2 billion, the average balance of mortgage-related securities fell $6.0 billion, to $4.6 billion, during the same time. The decline in the average yield was due to two primary factors: the reduction in the mark-to-market accretion on the interest-earning assets acquired in the Roslyn merger, and the comparatively low level of market interest rates over the past twelve months. In addition to reducing yields on new loan originations, the level of market interest rates inhibited the volume of multi-family refinancings and the attendant additions to asset yields.

The year-over-year increase in interest expense was the net effect of a $2.9 billion decline in the average balance of interest-bearing liabilities to $20.8 billion and a 114-basis point rise in the average cost of funds to 2.73%. While the average balance of interest-bearing deposits rose $1.2 billion year-over-year, the increase was offset by a decline of $4.0 billion in the average balance of borrowed funds. The higher cost of funds reflects a combination of factors, including the steady rise in short-term interest rates over the past four quarters; the aforementioned extension of wholesale borrowings; an increase in the average balance and cost of NOW and money market accounts; and a reduction in the mark-to-market accretion on the CDs and borrowed funds acquired in the Roslyn merger.

The preceding factors also contributed to a decline in interest rate spread and net interest margin, which equaled 2.59% and 2.73%, respectively, in the current second quarter and 3.76% and 3.83% in the year-earlier three months. On a linked-quarter basis, the contraction was more modest, with the spread declining 33 basis points from 2.92% and the margin declining 30 basis points from 3.03%.

The linked-quarter decline in net interest income was the net effect of an $8.7 million increase in interest income and an $18.4 million increase in interest expense. The $9.7 million difference was attributable to the planned decline in securities, which tempered the significant level of loan growth accomplished, and the immediate impact of the 50-basis point rise in short-term interest rates during the quarter on the Company’s cost of funds.

The linked-quarter increase in interest income was driven by a $937.8 million rise in the average balance of interest-earning assets, which served to offset a seven-basis point decline in the average yield. While average loans rose $1.4 billion to $15.2 billion during the quarter, this increase was somewhat tempered by a $465.7 million decline in the average balance of mortgage-related and other securities, combined. While the average yield on loans held firm at 5.48% despite the decline in market yields over the course of the quarter, the average yields on mortgage-related and other securities declined 35 and 16 basis points, respectively, during this time.

The linked-quarter rise in interest expense was attributable to a $766.2 million increase in the average balance of interest-bearing liabilities, coupled with a 26-basis point increase in the average cost of funds. The higher average balance reflects a $687.8 million rise in the average balance of interest-bearing deposits to $10.4 billion and a $78.4 million rise in the average balance of borrowed funds, to $10.4 billion. The higher average cost reflects the rise in short-term interest rates during the quarter and the extended maturity of certain wholesale borrowings at higher rates, as previously discussed.

The following tables set forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended
	June 30, 2005				June 30, 2004
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$15,159,345	$207,826	5.48%		$11,247,740	$160,822	5.72%
Mortgage-related securities (2)	4,565,084	51,139	4.48		10,528,652	132,533	5.04
Other securities (2)	2,138,316	32,027	5.99		2,799,591	35,782	5.11
Money market investments	25,839	137	2.12		21,076	63	1.20

Total interest-earning assets	21,888,584	291,129	5.32		24,597,059	329,200	5.35
Non-interest-earning assets	3,183,082				3,230,425

Total assets	$25,071,666				$27,827,484

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,716,640	$20,015	2.15%		$2,496,536	$5,355	0.86%
Savings accounts	2,711,365	3,346	0.49		2,860,141	3,434	0.48
Certificates of deposit	3,871,262	24,049	2.48		3,807,475	10,446	1.10
Mortgagors’ escrow	141,046	67	0.19		107,324	71	0.26

Total interest-bearing deposits	10,440,313	47,477	1.82		9,271,476	19,306	0.83
Borrowed funds	10,380,575	94,521	3.64		14,421,005	74,667	2.07

Total interest-bearing liabilities	20,820,888	141,998	2.73		23,692,481	93,973	1.59
Non-interest-bearing deposits	736,350				742,416
Other liabilities	303,490				270,167

Total liabilities	21,860,728				24,705,064
Stockholders’ equity	3,210,938				3,122,420

Total liabilities and stockholders’ equity	$25,071,666				$27,827,484

Net interest income/interest rate spread		$149,131	2.59%			$235,227	3.76%

Net interest-earning assets/net interest margin	$1,067,696		2.73%		$904,578		3.83%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.04	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	June 30, 2005				March 31, 2005
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$15,159,345	$207,826	5.48%		$13,750,424	$188,292	5.48%
Mortgage-related securities (2)	4,565,084	51,139	4.48		4,965,405	59,997	4.83
Other securities (2)	2,138,316	32,027	5.99		2,203,656	33,901	6.15
Money market investments	25,839	137	2.12		31,311	204	2.61

Total interest-earning assets	21,888,584	291,129	5.32		20,950,796	282,394	5.39
Non-interest-earning assets	3,183,082				3,301,352

Total assets	$25,071,666				$24,252,148

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,716,640	$20,015	2.15%		$3,003,076	$12,391	1.65%
Savings accounts	2,711,365	3,346	0.49		2,921,826	4,003	0.55
Certificates of deposit	3,871,262	24,049	2.48		3,737,918	20,088	2.15
Mortgagors’ escrow	141,046	67	0.19		89,733	66	0.29

Total interest-bearing deposits	10,440,313	47,477	1.82		9,752,553	36,548	1.50
Borrowed funds	10,380,575	94,521	3.64		10,302,170	87,090	3.38

Total interest-bearing liabilities	20,820,888	141,998	2.73		20,054,723	123,638	2.47
Non-interest-bearing deposits	736,350				728,524
Other liabilities	303,490				300,118

Total liabilities	21,860,728				21,083,365
Stockholders’ equity	3,210,938				3,168,783

Total liabilities and stockholders’ equity	$25,071,666				$24,252,148

Net interest income/interest rate spread		$149,131	2.59%			$158,756	2.92%

Net interest-earning assets/net interest margin	$1,067,696		2.73%		$896,073		3.03%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.04	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

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

Reflecting said assessment, no provision for loan losses was recorded in the three months ended June 30, 2005 or 2004. Non-performing assets totaled $42.9 million at June 30, 2005 and equaled 0.17% of total assets, as compared to $33.8 million, or 0.14% of total assets, at the close of the trailing quarter, and $28.7 million, or 0.12% of total assets, at December 31, 2004. Included in the June 30, 2005 amount were non-performing loans of $42.4 million, up $9.3 million and $14.2 million, respectively, from the amounts recorded at the earlier dates.

In the second quarter of 2005, the Company charged off $3,000 of consumer loans that had been acquired in merger transactions. Reflecting the charge-off, the allowance for loan losses totaled $78.0 million at June 30, 2005, and was equivalent to 184.22% of non-performing loans and 0.50% of total loans. At March 31, 2005, the allowance for loan losses totaled $78.0 million and was equivalent to 236.03% of non-performing loans and 0.54% of total loans. At December 31, 2004, the allowance for loan losses totaled $78.1 million, and was equivalent to 277.31% of non-performing loans and 0.58% of total loans.

Please see “Critical Accounting Policies” and “Asset Quality” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses and a further discussion of the Company’s asset quality.

Non-interest Income

The Company derives non-interest income from two primary sources: fee income, which generally includes retail deposit fees, prepayment penalties, and other loan-related fees; and other income, which primarily includes the revenues produced by the sale of third-party investment products, and the income generated by the Company’s investment in Bank-owned Life Insurance (“BOLI”) and its investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

In the second quarter of 2005, the Company recorded non-interest income of $29.9 million, as compared to $32.0 million in the trailing quarter and a loss of $126.2 million in the three months ended June 30, 2004. Included in the second quarter 2005 amount was a $2.8 million pre-tax gain on the bulk sale of certain one-to-four family loans to another financial institution, in addition to gains of $136,000 in connection with the Company’s practice of originating one-to-four family loans through a third-party conduit. Included in the first quarter 2005 amount was a $6.1 million pre-tax gain on the sale of certain Bank-owned properties. In the second quarter of 2004, the Company recorded a $157.2 million pre-tax loss on the sale of securities in connection with the aforementioned repositioning of the balance sheet.

In the second quarter of 2005, the Company recorded fee income of $11.0 million, down $1.9 million from the trailing-quarter level and $7.2 million from the year-earlier amount. The linked-quarter and year-over-year reductions in fee income primarily reflect the aforementioned decline in multi-family loan refinancings, which has resulted in a reduction in prepayment penalties. Other income totaled $16.0 million in the current second quarter, as compared to $12.9 million and $12.8 million, respectively, in the three months ended March 31, 2005 and June 30, 2004. The linked-quarter and year-over-year increases primarily reflect the aforementioned pre-tax gain on the sale of loans in the current second quarter, in addition to higher levels of BOLI income and PBC revenues.

The following table summarizes the components of the Company’s non-interest income (loss) for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004.

	For the Three Months Ended
(dollars in thousands)	June 30, 2005	March 31, 2005	June 30, 2004
Fee income	$11,049	$12,911	$18,213
Net securities gains (losses)	2,868	48	(157,215)
Gain on sale of Bank-owned properties	—	6,110	—
Other income:
BOLI	6,174	5,403	5,332
Peter B. Cannell	2,503	2,391	2,235
Third-party investment product sales	2,114	2,276	2,629
Gain on sale of 1-4 family and other loans	2,892	144	453
Other	2,286	2,725	2,108

Total other income	15,969	12,939	12,757

Total non-interest income (loss)	$29,886	$32,008	$(126,245)

Non-interest Expense

Non-interest expense has two components: operating expenses, which consist of compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the core deposit intangibles (“CDI”) stemming from the Company’s mergers with Richmond County Financial Corp. and Roslyn Bancorp, Inc.

In the second quarter of 2005, the Company recorded total non-interest expense of $52.2 million, up $1.6 million from the year-earlier level, but down $1.3 million from the level recorded in the first quarter of the current year. Operating expenses accounted for $49.3 million of the second quarter 2005 total, as compared to $47.8 million and $50.6 million, respectively, of the year-earlier and linked-quarter amounts. Operating expenses equaled 0.79% of average assets in the current second quarter and 0.69% and 0.84% of average assets in the year-earlier and trailing periods.

The year-over-year increase in operating expenses was due to a $1.7 million rise in compensation and benefits expense to $25.2 million, primarily reflecting increased staffing levels, and a $1.3 million increase in occupancy and equipment expense to $11.1 million. In the second quarter of 2004, the Company had benefited from a property tax refund and from rental income on certain Bank-owned properties which were sold in the first quarter of 2005. The year-over-year increases in compensation and benefits and occupation and equipment expenses were partly offset by a $1.2 million reduction in G&A expense to $11.1 million and a $192,000 reduction in other expenses to $2.0 million.

The linked-quarter reduction in operating expenses stemmed from three components: a $242,000 decline in compensation and benefits expense; a $303,000 decline in occupancy and equipment expense; and an $869,000 decline in G&A expense. In the first quarter of 2005, the Company’s occupancy and equipment expense was boosted by certain seasonal factors, and its G&A expense by the costs of a marketing campaign.

The Company had 2,048 full-time equivalent employees at June 30, 2005, as compared to 1,970 at June 30, 2004.

CDI amortization totaled $2.9 million in the current second quarter, exceeding the year-earlier amount by $70,000. The year-over-year increase reflects the accelerated amortization relating to the sale of certain deposits that had been acquired in the Richmond County merger.

Income Tax Expense

Income tax expense totaled $40.3 million for the three months ended June 30, 2005, as compared to $46.1 million and $15.6 million, respectively, for the three months ended March 31, 2005 and June 30, 2004. The year-over-year increase reflects the higher level of pre-tax income recorded in the current second quarter, $126.8 million, as compared to the level recorded in the second quarter of 2004, $58.4 million. The linked-quarter reduction in income tax expense was the result of a $10.4 million decline in pre-tax income and a decline in the effective tax rate from 33.6% to 31.8%. The reduction in the effective tax rate partially reflects the Company’s receipt of a New Markets Tax Credit allocation, which entitles the Company to recognize $16.4 million in tax credits from the U.S. Treasury Department over a period of seven years, beginning in the second quarter of 2005.

Comparison of the Six Months Ended June 30, 2005 and 2004

Earnings Summary

The Company generated net income of $177.6 million, or $0.68 per diluted share, in the six months ended June 30, 2005, up from $172.8 million, or $0.64 per diluted share, in the six months ended June 30, 2004. As previously discussed, the Company’s six-month 2005 earnings include an after-tax gain of $4.0 million on the sale of certain Bank-owned properties in the first quarter and an after-tax gain of $1.7 million on the sale of certain one-to-four family loans in the second quarter of the year. In contrast, the Company’s six-month 2004 earnings reflect the impact of the aforementioned after-tax repositioning charge of $94.9 million, or $0.35 per diluted share.

Absent these factors, the comparison of the Company’s six-month 2005 and six-month 2004 earnings largely reflects the impact of the flattening of the yield curve over the past four quarters, and the shrinkage of the balance sheet in connection with the aforementioned repositioning. In addition, the benefit of the mark-to-market adjustments on the interest-earning assets and interest-bearing liabilities acquired in the Roslyn merger have declined over the twelve months ended June 30, 2005.

Net Interest Income

The Company recorded net interest income of $307.9 million in the current six-month period as compared to $448.7 million in the year-earlier six months. During this time, the Company’s interest rate spread and net interest margin contracted 113 and 106 basis points, respectively, to 2.75% and 2.87%.

The disparities between the Company’s six-month 2005 and 2004 net interest income, spread, and margin were attributable to the same combination of factors that triggered the disparities between the second quarter 2005 and 2004 amounts: the significant flattening of the yield curve over the past four quarters; the reduction in the mark-to-market adjustments on the interest-earning assets and interest-bearing liabilities acquired in the Roslyn merger; and the impact of the balance sheet repositioning at the end of June 2004, as discussed in the Overview.

In the subsequent quarters, the Company continued to reduce the balance of securities, as previously noted, using the cash flows from securities sales and redemptions to grow the loan portfolio. Thus, while average loans rose $3.6 billion year-over-year to $14.5 billion in the current six-month period, the increase was offset by a $4.7 billion reduction in average mortgage-related securities to $4.8 billion. During this time, the Company also shifted its funding mix to emphasize deposits. Thus, while average interest-bearing deposits rose $757.9 million to $10.1 billion in the current six-month period, the increase was tempered by a $2.4 billion reduction in average borrowed funds to $10.3 billion. Furthermore, in the first six months of 2005, the Company extended an additional $2.0 million of wholesale borrowings to an average maturity of two years with an average cost of 3.37%.

The impact of these factors is illustrated by comparing the average balances of interest-earning assets and interest-bearing liabilities and the respective average yields and costs. In the first six months of 2004, the Company’s average interest-earning assets totaled $22.8 billion and generated an average yield of 5.48%; its average interest-bearing liabilities totaled $22.1 billion and featured an average cost of 1.60%. In contrast, the Company’s average interest-earning assets totaled $21.4 billion in the first six months of 2005, reflecting a $1.4 billion reduction, and generated an average yield of 5.35%, down 13 basis points. During this time, the average balance of interest-bearing liabilities totaled $20.4 billion, reflecting a $1.6 billion reduction, but generated an average cost of 2.60%, up 100 basis points. As a result, while interest income declined $51.5 million to $573.5 million in the current six-month period, interest expense rose $89.3 million to $265.6 million.

The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

(dollars in thousands)

	For the Six Months Ended
	June 30, 2005				June 30, 2004
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$14,458,777	$396,118	5.48%		$10,848,670	$317,021	5.84%
Mortgage-related securities (2)	4,764,139	111,136	4.67		9,425,440	237,917	5.05
Other securities (2)	2,170,805	65,928	6.07		2,495,021	69,813	5.60
Money market investments	28,559	341	2.39		42,530	297	1.40

Total interest-earning assets	21,422,280	573,523	5.35		22,811,661	625,048	5.48
Non-interest-earning assets	3,241,891				3,379,998

Total assets	$24,664,171				$26,191,659

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,361,829	$32,406	1.93%		$2,441,019	$12,219	1.00%
Savings accounts	2,816,014	7,349	0.52		2,863,473	7,531	0.53
Certificates of deposit	3,804,958	44,137	2.32		3,951,307	17,714	0.90
Mortgagors’ escrow	115,531	133	0.23		84,645	115	0.27

Total interest-bearing deposits	10,098,332	84,025	1.66		9,340,444	37,579	0.80
Borrowed funds	10,341,589	181,611	3.51		12,719,302	138,726	2.18

Total interest-bearing liabilities	20,439,921	265,636	2.60		22,059,746	176,305	1.60
Non-interest-bearing deposits	732,459				689,859
Other liabilities	301,814				222,528

Total liabilities	21,474,194				22,972,133
Stockholders’ equity	3,189,977				3,219,526

Total liabilities and stockholders’ equity	$24,664,171				$26,191,659

Net interest income/interest rate spread		$307,887	2.75%			$448,743	3.88%

Net interest-earning assets/net interest margin	$982,359		2.87%		$751,915		3.93%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.03	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

Provision for Loan Losses

        As previously noted, the provision for loan losses is based on management’s assessment of the loan loss allowance and the current and historic performance of the loan portfolio, among other factors. The Company recorded no provision for loan losses in the six months ended June 30, 2005 or 2004. For additional information, please see the second quarter 2005 discussion of the provision for loan losses, the discussion of the allowance for loan losses, and the discussion of asset quality earlier in this report.

Non-interest Income

The Company recorded non-interest income of $61.9 million in the first six months of 2005, as compared to a non-interest loss of $88.8 million in the first six months of 2004. In the current six-month period, the Company recorded pre-tax net securities gains of $2.9 million, as compared to pre-tax net securities losses of $147.3 million in the year-earlier six months.

The latter amount reflects the impact of the balance sheet repositioning at the end of June 2004, which included the sale of $5.1 billion of securities at a pre-tax loss of $157.2 million.

Fee income totaled $24.0 million and $32.0 million, respectively, in the current and year-earlier six-month periods, while other income totaled for $28.9 million and $26.6 million, respectively. The decline in six-month fee income was primarily due to a lower level of refinancing activity, which resulted in a reduction in prepayment penalties, particularly in the second quarter of 2005. The increase in other income reflects the gain on the sale of certain one-to-four family loans discussed in the summary of second quarter 2005 non-interest income, as well as an increase in BOLI income and PBC revenues.

The Company also recorded a gain of $6.1 million on the sale of certain Bank-owned properties in the first quarter of 2005, which contributed to the year-over-year increase in six-month 2005 non-interest income.

The following table summarizes the components of the Company’s non-interest income (loss) for the six months ended June 30, 2005 and 2004:

	For the Six Months Ended
(dollars in thousands)	June 30, 2005	June 30, 2004
Fee income	$23,960	$31,958
Net securities gains (losses)	2,916	(147,271)
Gain on sale of Bank-owned properties	6,110	—
Other income:
BOLI	11,577	10,521
Peter B. Cannell	4,894	4,505
Third-party investment product sales	4,390	5,607
Gain on sale of 1-4 family and other loans	3,036	786
Other	5,011	5,141

Total other income	28,908	26,560

Total non-interest income (loss)	$61,894	$(88,753)

Non-interest Expense

The Company recorded non-interest expense of $105.8 million in the current six-month period, as compared to $100.4 million in the first six months of 2004. The increase was largely due to a $5.3 million rise in operating expenses to $99.9 million, representing 0.81% of average assets, with all four expense categories trending upward year-over-year. The majority of the increase stemmed from a $3.2 million rise in occupancy and equipment expense to $22.5 million and a $1.8 million increase in compensation and benefits expense to $50.6 million. Over the course of 2004, the Company opened four de novo branches, the impact of which is reflected in the higher levels of compensation and benefits and occupancy and equipment expenses in the first six months of 2005.

Income Tax Expense

The Company recorded income tax expense of $86.4 million in the current six-month period, signifying a $389,000 decline from the level recorded in the first six months of 2004. The reduction was the net effect of a $4.4 million increase in pre-tax income to $264.0 million and a decline in the effective tax rate to 32.7% from 33.4%. The lower effective tax rate is primarily due to the benefit of the aforementioned New Markets Tax Credit allocation, which was awarded by the U.S. Treasury Department in the second quarter of 2005 and is expected to benefit the Company over a period of seven years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented in the discussion and analysis of Market Risk and Interest Rate Sensitivity that appear on pages 26 – 28 of the Company’s 2004 Annual Report to Shareholders, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2005. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk,” in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2004, the Company and various executive officers and directors were named in a series of class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County, that was later removed by the defendants to federal court. The class actions are brought on behalf of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, or such shorter period as defined in some of the actions. The lawsuits are all related to the same sets of facts and circumstances and all but one allege that the Company violated Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts. Based upon the same facts, an additional suit alleges the Company violated the Employee Retirement Income Security Act (“ERISA”) on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The cases are in preliminary stages. The defendants moved to dismiss the ERISA action, but no defendant has answered or otherwise responded to any of the putative securities class action complaints. Management believes it has meritorious defenses against these actions and continues to defend its position.

On May 6, 2005, sixteen of the Company’s current or former officers and directors were named as defendants in a putative derivative action filed by an alleged shareholder on behalf of the Company in the United States District Court for the Eastern District of New York. The same shareholder previously had sent the Company’s Board of Directors a letter reciting many of the allegations made in the putative class actions, and demanding that the Board take a variety of actions allegedly required to address those allegations. The Board has appointed a committee of independent directors to evaluate what response, if any, to make to this letter. Nevertheless, the putative derivative plaintiff filed an action repeating the same allegations, and purporting to seek on behalf of the Company money damages, restitution and equitable relief against the defendants for various alleged breaches of duty and alleged corporate waste. Plaintiff has advised the Company that she intends to file an amended complaint by August 15, 2005. The defendants have not yet answered or otherwise responded to the complaint. The defendants deny the allegations in the complaints and will vigorously defend both the substantive and procedural aspects of the litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended June 30, 2005, the Company allocated $25,000 toward the repurchase of 1,415 shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: April 1, 2005 through April 30, 2005	1,364	$17.70	1,364	1,624,576
Month #2: May 1, 2005 through May 31, 2005	51	$18.38	51	1,624,525
Month #3: June 1, 2005 through June 30, 2005	—	—	—	1,624,525

Total	1,415	$17.72	1,415

(1)	All of the shares repurchased in the second quarter of 2005 were purchased in privately negotiated transactions.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At June 30, 2005, 1,624,525 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on June 1, 2005. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 27, 2005. Of the 265,479,848 shares eligible to vote at the annual meeting, 237,881,892 were represented in person or by proxy.

(b)	There was no solicitation in opposition to the Board’s nominees for director, and all of such nominees were elected to three-year terms of office, as follows:

	No. of Votes For	No. of Votes Withheld	Broker Non-Votes
Dominick Ciampa	232,401,806	5,480,086	-0-
William C. Frederick, M.D.	232,233,010	5,648,882	-0-
Max L. Kupferberg	232,196,755	5,685,137	-0-
Joseph L. Mancino	228,074,758	9,807,134	-0-
Spiros J. Voutsinas	231,964,434	5,917,458	-0-

The following directors are serving terms of office that continue through 2006 and 2007, as noted:

Director	Year Term Expires
Maureen E. Clancy	2006
Robert S. Farrell	2006
Joseph R. Ficalora	2006
Michael F. Manzulli	2006
James J. O’Donovan	2006
Donald M. Blake	2007
Thomas A. Doherty	2007
Michael J. Levine	2007
Guy V. Molinari	2007
John A. Pileski	2007
John M. Tsimbinos	2007

(c)	One additional proposal was submitted for a vote, with the following results:

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005.	235,300,285	2,003,662	577,944	Not Applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended (3)

Exhibit 3.4(a):	Amendment to the Bylaws of the Company effective October 31, 2003 (4)

Exhibit 3.4(b):	Amendment to the Bylaws of the Company effective March 16, 2004 (5)

Exhibit 4.1:	Specimen Stock Certificate (6)

Exhibit 4.2:	Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (7)

Exhibit 4.3:	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (8)

Exhibit 4.4:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.

Exhibit 10.1:	Transition Arrangements Letter Agreement, dated April 5, 2005, by and among New York Community Bancorp, Inc., New York Community Bank, and Michael P. Puorro

Exhibit 11:	Statement re: Computation of Per Share Earnings

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on September 15, 2003 (Registration No. 333-107498).
(5)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.
(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).
(8)	Incorporated by reference to Exhibits filed with the Company’s 8-A/A filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 001-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 9, 2005	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and
Chief Executive Officer

DATE: August 9, 2005	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President
and Chief Financial Officer