Form 10-Q
period 2005-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2005-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Par Value: $0.01

Classes of Common Stock

266,103,878

Number of shares outstanding at

November 1, 2005

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2005 (unaudited)	December 31, 2004
Assets
Cash and cash equivalents	$204,887	$188,850
Securities available for sale:
Mortgage-related securities ($1,908,244 and $2,767,756 pledged, respectively)	2,081,894	2,901,039
Other securities	189,827	207,070
Securities held to maturity (fair value of $3,320,774 and $3,917,811, respectively):
Mortgage-related securities ($1,715,864 and $2,129,155 pledged, respectively)	1,726,551	2,166,416
Other securities ($1,013,193 and $1,242,364 pledged, respectively)	1,651,355	1,806,198

Total securities	5,649,627	7,080,723
Loans, net of deferred loan fees and costs	15,855,536	13,396,044
Less: Allowance for loan losses	(78,043)	(78,057)

Loans, net	15,777,493	13,317,987
Federal Home Loan Bank of New York stock, at cost	312,694	232,215
Premises and equipment, net	138,035	148,263
Goodwill	1,937,680	1,951,438
Core deposit intangibles	78,750	87,553
Other assets	915,778	1,030,797

Total assets	$25,014,944	$24,037,826

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$3,146,858	$2,850,218
Savings accounts	2,455,166	3,060,334
Certificates of deposit	4,761,873	3,752,327
Non-interest-bearing accounts	771,382	739,238

Total deposits	11,135,279	10,402,117

Official checks outstanding	40,047	16,831
Borrowed funds:
Wholesale borrowings	9,448,793	9,334,953
Junior subordinated debentures	445,525	446,084
Other borrowings	358,048	361,504

Total borrowed funds	10,252,366	10,142,541

Mortgagors’ escrow	101,155	54,555
Other liabilities	233,802	235,368

Total liabilities	21,762,649	20,851,412

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 273,396,452 shares issued; 266,010,822 and 265,190,635 shares outstanding, respectively)	2,734	2,734
Paid-in capital in excess of par	3,019,445	3,013,241
Retained earnings (partially restricted)	505,332	452,134
Less: Treasury stock (7,385,630 and 8,205,817 shares, respectively)	(207,812)	(223,230)
Unallocated common stock held by ESOP	(13,711)	(14,655)
Common stock held by SERP and Deferred Compensation Plans	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(36,751)	(20,443)
Net unrealized loss on securities transferred to held to maturity	(13,829)	(20,254)

Total stockholders’ equity	3,252,295	3,186,414

Commitments and contingencies

Total liabilities and stockholders’ equity	$25,014,944	$24,037,826

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income:
Mortgage and other loans	$215,251	$167,713	$611,369	$484,734
Mortgage-related securities	42,354	75,332	153,490	313,249
Other securities	30,050	34,474	95,978	104,287
Money market investments	217	79	558	376

Total interest income	287,872	277,598	861,395	902,646

Interest Expense:
NOW and money market accounts	22,087	6,725	54,493	18,944
Savings accounts	3,061	4,677	10,410	12,208
Certificates of deposit	31,285	14,557	75,422	32,271
Borrowed funds	95,939	79,580	277,550	218,306
Mortgagors’ escrow	60	66	193	181

Total interest expense	152,432	105,605	418,068	281,910

Net interest income	135,440	171,993	443,327	620,736
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	135,440	171,993	443,327	620,736

Non-interest Income (Loss):
Fee income	19,779	13,915	43,739	45,873
Net securities gains (losses)	83	412	2,999	(146,859)
Gain on sale of Bank-owned properties	—	—	6,110	—
Other	13,200	12,182	42,108	38,742

Total non-interest income (loss)	33,062	26,509	94,956	(62,244)

Non-interest Expense:
Operating expenses:
Compensation and benefits	26,057	23,254	76,617	72,049
Occupancy and equipment	10,886	10,834	33,359	30,142
General and administrative	12,116	11,235	35,223	34,180
Other	1,181	2,134	4,990	5,784

Total operating expenses	50,240	47,457	150,189	142,155
Amortization of core deposit intangibles	2,930	2,860	8,803	8,580

Total non-interest expense	53,170	50,317	158,992	150,735

Income before income taxes	115,332	148,185	379,291	407,757
Income tax expense	37,717	49,353	124,122	136,147

Net Income	$77,615	$98,832	$255,169	$271,610

Comprehensive income, net of tax:
Unrealized (loss) gain on securities, net of tax	(17,520)	59,368	(9,883)	(19,672)

Comprehensive income	$60,095	$158,200	$245,286	$251,938

Basic earnings per share	$0.30	$0.38	$0.98	$1.05

Diluted earnings per share	$0.30	$0.38	$0.97	$1.01

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2005
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 2,734

Balance at end of period	2,734

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,013,241
Allocation of ESOP stock	4,466
Tax effect of stock plans	1,738

Balance at end of period	3,019,445

Retained Earnings (partially restricted):
Balance at beginning of year	452,134
Net income	255,169
Dividends paid on common stock ($0.75 per share)	(195,703)
Exercise of stock options	(6,268)

Balance at end of period	505,332

Treasury Stock:
Balance at beginning of year	(223,230)
Purchase of common stock (59,233 shares)	(1,091)
Exercise of stock options (879,420 shares)	16,509

Balance at end of period	(207,812)

Unallocated Common Stock Held by Employee Stock Ownership Plan:
Balance at beginning of year	(14,655)
Earned portion of ESOP	944

Balance at end of period	(13,711)

Common Stock Held by SERP and Deferred Compensation Plans:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(40,697)
Net unrealized loss on securities available for sale, net of tax of $9,671	(14,506)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $4,221	6,425
Less: Reclassification adjustment for gains included in net income, net of tax of $1,197	(1,802)

Change in net unrealized depreciation in securities, net of tax	(9,883)

Balance at end of period	(50,580)

Total stockholders’ equity at end of period	$3,252,295

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$255,169	$271,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,075	9,895
Accretion of discounts, net of premium amortization	(14,730)	(60,058)
Net decrease in net deferred loan origination costs/fees	552	1,791
Amortization of core deposit intangibles	8,803	8,580
Net securities (gains) losses	(2,999)	146,859
Net gains on sale of loans	(3,214)	(1,014)
Gain on sale of Bank-owned properties	(6,110)	—
Tax benefits and other stock plan activity	1,738	37,514
Allocated portion of ESOP	5,410	7,463
Changes in assets and liabilities:
Decrease in deferred income taxes, net	21,194	1,331
Decrease (increase) in other assets	100,477	(96,070)
Increase (decrease) in official checks outstanding	23,216	(53,801)
(Decrease) increase in other liabilities	(1,566)	3,887

Net cash provided by operating activities	398,015	277,987

Cash Flows from Investing Activities:
Proceeds from repayments of securities held to maturity	619,123	817,538
Proceeds from repayments of securities available for sale	301,470	1,545,182
Proceeds from sale of securities available for sale	518,264	5,952,642
Purchase of securities held to maturity	—	(825,000)
Purchase of securities available for sale	(6,567)	(5,630,590)
Net purchase of Federal Home Loan Bank of New York stock	(80,479)	(44,335)
Decrease (increase) in goodwill, net	13,758	(33,381)
Net increase in loans	(2,692,128)	(2,307,764)
Proceeds from sale of loans	235,284	236,729
Proceeds from sale of Bank-owned properties	7,847	—
Purchase of premises and equipment, net	(1,584)	(8,150)

Net cash used in investing activities	(1,085,012)	(297,129)

Cash Flows from Financing Activities:
Net increase in mortgagors’ escrow	46,600	54,193
Net increase (decrease) in deposits	733,162	(126,913)
Net increase in borrowed funds	109,825	11,740
Cash dividends paid on common stock	(195,703)	(185,708)
Treasury stock purchases	(1,091)	(272,880)
Net cash received from stock option exercises	10,241	40,384
Proceeds from shares issued in secondary offering, net	—	399,532
Cash in lieu of fractional shares related to stock split	—	(594)

Net cash provided by (used in) financing activities	703,034	(80,246)

Net increase (decrease) in cash and cash equivalents	16,037	(99,388)
Cash and cash equivalents at beginning of period	188,850	287,071

Cash and cash equivalents at end of period	$204,887	$187,683

Supplemental information:
Cash paid for (received from):
Interest	$474,546	$347,079
Income taxes	(31,500)	95,967
Non-cash investing activities:
Transfer to other real estate owned from loans	1,019	9,253
Transfer of securities from available for sale to held to maturity, at fair value	—	961,607

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”) and its wholly-owned subsidiary, New York Community Bank and its subsidiaries (the “Bank”).

The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

Note 2. Stock-based Compensation

The Company had eight stock option plans at September 30, 2005. As the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans, no compensation cost has been recognized.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net Income:
As reported	$77,615	$98,832	$255,169	$271,610
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	1,529	2,960	4,573	8,880

Pro forma	$76,086	$95,872	$250,596	$262,730

Basic Earnings Per Share:
As reported	$0.30	$0.38	$0.98	$1.05

Pro forma	$0.29	$0.37	$0.96	$1.01

Diluted Earnings Per Share:
As reported	$0.30	$0.38	$0.97	$1.01

Pro forma	$0.29	$0.37	$0.96	$0.98

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

Note 3. Available-for-Sale Securities

The following table summarizes the amortized cost and estimated market values of the Company’s available-for-sale securities at the dates indicated:

	September 30, 2005		December 31, 2004
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
Agency certificates	$936,348	$908,655	$1,409,799	$1,397,911
Private label CMOs	721,475	706,786	936,751	926,226
Agency CMOs	476,582	465,018	585,529	575,333
Other mortgage-related securities	1,435	1,435	1,557	1,569

Total mortgage-related securities available for sale	2,135,840	2,081,894	2,933,636	2,901,039

Other securities:
Corporate and other bonds	35,991	34,737	43,994	42,830
State, county, and municipal obligations	6,522	6,430	6,521	6,411
Capital trust notes	28,682	25,437	36,449	35,137
Equities	125,939	123,223	121,581	122,692

Total other securities available for sale	197,134	189,827	208,545	207,070

Total securities available for sale	$2,332,974	$2,271,721	$3,142,181	$3,108,109

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	September 30, 2005		December 31, 2004
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$11,991,209	75.63%	$9,839,263	73.45%
Commercial real estate	2,611,057	16.47	2,140,770	15.98
Construction	902,896	5.69	807,107	6.03
One-to-four family	266,806	1.68	506,116	3.78

Total mortgage loans	15,771,968	99.47	13,293,256	99.24
Net deferred loan origination costs	102		250

Mortgage loans, net	15,772,070		13,293,506

Other loans	83,787	0.53	102,455	0.76
Net deferred loan origination (fees) costs	(321)		83

Other loans, net	83,466		102,538

Total loans, net of deferred loan fees and costs	15,855,536		13,396,044

Less: Allowance for loan losses	(78,043)		(78,057)

Loans, net	$15,777,493	100.00%	$13,317,987	100.00%

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2005	December 31, 2004
FHLB-NY advances	$ 5,005,819	$ 3,449,902
Repurchase agreements	4,442,974	5,885,051
Junior subordinated debentures	445,525	446,084
Senior debt	196,048	199,504
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$10,252,366	$10,142,541

At September 30, 2005, the Company had $445.5 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of September 30, 2005:

Issuer	Interest Rate of Capital Securities and Debentures (1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(in thousands)
Haven Capital Trust I	10.460%	$ 17,476	$ 16,702	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	22,322	21,539	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	9,900	9,591	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	14,832	14,368	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	7.371	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	7.486	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	7.260	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,374	182,869	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	6.990	64,587	62,638	March 20, 2002	April 1, 2032	April 1, 2007

		$445,525	$428,989

(1)	Excludes the effect of purchase accounting adjustments.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures required under SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company’s pension and post-retirement plans at the dates indicated:

	For the Three Months Ended September 30,
	2005		2004
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Interest cost	$1,230	$237	$1,254	$266
Service cost	—	2	—	2
Expected return on plan assets	(1,920)	—	(1,973)	—
Unrecognized past service liability	51	11	51	11
Amortization of unrecognized loss	262	—	214	7

Net periodic (credit) expense	$(377)	$250	$(454)	$286

	For the Nine Months Ended September 30,
	2005		2004
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of Net Periodic Benefit Cost:
Interest cost	$3,690	$711	$3,763	$797
Service cost	—	6	—	6
Expected return on plan assets	(5,760)	—	(5,920)	—
Unrecognized past service liability	153	33	152	32
Amortization of unrecognized loss	786	—	643	22

Net periodic (credit) expense	$(1,131)	$750	$(1,362)	$857

As discussed in the notes to the consolidated financial statements presented in the Company’s 2004 Annual Report to Shareholders, the Company expects to contribute $1.4 million to its post-retirement plan in 2005. During the third quarter of 2005, the Company made a $3.5 million contribution to its pension plan.

Note 7. Computation of Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2005	2004	2005	2004
Net income	$77,615	$98,832	$255,169	$271,670

Weighted average common shares outstanding	260,580,328	259,123,652	260,221,487	259,909,843

Basic earnings per common share	$0.30	$0.38	$0.98	$1.05

Weighted average common shares outstanding	260,580,328	259,123,652	260,221,487	259,909,843

Additional dilutive shares using average market value for the period when utilizing the treasury stock method	2,035,457	3,349,721	2,142,052	8,211,119

Total shares for diluted earnings per share	262,615,785	262,473,373	262,363,539	268,120,962

Diluted earnings per common share and common share equivalents	$0.30	$0.38	$0.97	$1.01

Note 8. Impact of Accounting Pronouncements

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for both accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in an accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in an accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 and does not expect it to have an impact on its consolidated financial statements.

Accounting for Stock Options

In December 2004, the FASB issued SFAS No. 123R, which requires that the compensation cost relating to share-based payment transactions (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) be recognized as an expense in the Company’s consolidated financial statements. Under SFAS No. 123R, the related compensation cost will be measured based on the fair value of the award at the date of grant. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123R.

As previously described under Note 2, Stock-based Compensation, SFAS No. 123 requires only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements. SFAS No. 123R will replace SFAS No. 123 and supersede APB Opinion No. 25. While SFAS No. 123R was originally to have been effective for interim and annual reporting periods beginning after June 15, 2005, the SEC, in April 2005, deferred the compliance date to the first annual reporting period beginning after June 15, 2005. SFAS No. 123R and the provisions of SAB No. 107 are not expected to have a material impact on the Company’s consolidated financial statements when they are adopted, under the modified prospective method, on January 1, 2006; however, the Company continues to assess the potential impact that the adoption of SFAS No. 123R will have on the classification of tax deductions for stock-based compensation in the statement of cash flows. In addition, the Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of the Company’s stock price and the timing and level of stock option exercise activity.

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

On June 29, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. This FSP will supersede EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP EITF 03-1-a (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10 through 18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC SAB No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell the investment has not been made.

On November 3, 2005, the FASB issued the final version of FSP FAS 115-1, which addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. FSP FAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 replaces the impairment guidance in EITF 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SAB No. 59). Under FSP FAS 115-1, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP FAS 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of FSP FAS 115-1 will have a material impact on its consolidated financial statements or its financial statement disclosures.

Note 9. Pending Business Combinations

On August 1, 2005, the Company announced its entrance into a definitive agreement to acquire Long Island Financial Corp. (“Long Island Financial”) (NASDAQ/NMS: LICB), the holding company for Long Island Commercial Bank, a full-service commercial bank with assets of $539.7 million, loans of $250.0 million, deposits of $415.9 million, and 12 branches in Suffolk, Nassau, and Kings Counties at June 30, 2005.

In the transaction, shareholders of Long Island Financial will receive 2.32 shares of Company common stock in a tax-free exchange for each share of Long Island Financial held at the closing date. The transaction is valued at approximately $69.8 million, based on the closing price of New York Community Bancorp, Inc. stock on July 29, 2005, and is expected to be completed in the fourth quarter of 2005, pending receipt of federal regulatory approval and the approval of Long Island Financial’s shareholders at a special stockholders’ meeting to be held on November 16, 2005. The transaction was approved by the New York State Banking Department on November 3, 2005.

On October 11, 2005, the Company announced its entrance into a definitive agreement to acquire Atlantic Bank of New York (“Atlantic Bank”), a wholly-owned U.S. subsidiary of the National Bank of Greece (NYSE: NBG). Headquartered in Manhattan, Atlantic is a full-service commercial bank with assets of $3.0 billion, loans of $1.3 billion, deposits of $1.8 billion, and 17 branches in Manhattan, Queens, Brooklyn, and Nassau and Westchester Counties at June 30, 2005.

Under the terms of the agreement, the Company will pay $400.0 million for Atlantic Bank in an all-cash transaction which is expected to close in the first quarter of 2006, pending regulatory approval.

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

There are a number of factors, many of which are beyond the Company’s control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or locally in some or all of the areas in which the Company conducts its business;

•	conditions in the securities markets or the banking industry;

•	changes in interest rates, which may affect the Company’s net income or future cash flows;

•	changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in the Company’s local markets;

•	changes in real estate values, which could impact the quality of the assets securing the Company’s loans;

•	changes in the quality or composition of the loan or investment portfolios;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	the ability to successfully integrate any assets, liabilities, customers, systems, and personnel the Company may acquire into its operations, and the ability to realize related revenue synergies and cost savings within expected time frames;

•	the timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by the Company’s customers;

•	the outcome of pending or threatened litigation or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	changes in accounting principles, policies, practices, or guidelines;

•	changes in legislation and regulation;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, and geopolitical factors affecting the Company’s operations, pricing, and services.

The following factors, among others, could cause the actual results of the proposed acquisitions of Long Island Financial Corp. and Atlantic Bank of New York to differ materially from the expectations stated in this filing: the ability of Long Island Financial Corp. to obtain the required shareholder approval; the ability of all relevant companies to obtain the required regulatory approvals; the ability of the companies involved to consummate the transactions; a materially adverse change in the financial condition of New York Community Bancorp, Inc., Long Island Financial Corp., or Atlantic Bank of New York; the ability of New York Community Bancorp, Inc. to successfully integrate the assets, liabilities, customers, systems, and any personnel it may acquire into its operations pursuant to the transactions; and the ability to realize the related revenue synergies and cost savings within the expected time frames.

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

The market values of the Company’s securities, particularly fixed-rate mortgage-related securities, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The Company has determined that there was no other-than-temporary impairment of its securities as of September 30, 2005.

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

Overview

New York Community Bancorp, Inc. is the holding company for New York Community Bank and its subsidiaries (the “Bank”) and the fifth largest thrift in the nation, with total assets of $25.0 billion at September 30, 2005.

The Bank currently serves its customers through a network of 141 banking offices in New York City, Long Island, Westchester County, and New Jersey. Of these, 89 are traditional branches, 49 are located in-store, and three are customer service centers.

The Bank operates its branch network through seven divisions, each of which represents the Bank in a specific county or community. In New York, the Bank operates through five divisions: Queens County Savings Bank, with 34 locations in Queens; Roslyn Savings Bank, with 60 locations on Long Island; Richmond County Savings Bank, with 23 locations on Staten Island; Roosevelt Savings Bank, with nine branches located in Brooklyn; and CFS Bank, with four branches located in Westchester County, one in Manhattan, and one in the Bronx. In addition, the Bank operates a branch in Co-op City (in the Bronx) under the name New York Community Bank. In New Jersey, the Bank operates through two divisions: First Savings Bank of New Jersey, with four branches located in Bayonne (Hudson County); and Ironbound Bank, with four branches in Essex and Union counties.

In addition to ranking as the third largest thrift depository in the New York metropolitan region, the Bank is the leading producer of multi-family loans for portfolio in New York City, with rent-controlled and -stabilized buildings representing its primary market niche. In the first nine months of 2005, multi-family loan originations totaled $3.5 billion, representing 73.3% of total loans produced during this time. Multi-family loans totaled $12.0 billion at quarter-end, signifying a 21.9% year-to-date increase and representing 75.6% of the total loan portfolio. Commercial real estate loans represented $2.6 billion, or 16.5%, of total loans outstanding at the close of the quarter, while construction loans represented $902.9 million, or 5.7%.

The Company’s record of asset quality was sustained in the current nine-month period, with net charge-offs totaling $14,000, including $3,000 in the third quarter, and non-performing assets equaling 0.14% of total assets at September 30, 2005.

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

In the subsequent five quarters, the Company took the following actions to further enhance the quality of its balance sheet:

•	Reduced the securities portfolio from $8.5 billion, representing 35.1% of total assets, at June 30, 2004 to $5.6 billion, representing 22.6% of total assets, at September 30, 2005;

•	Utilized the cash flows from securities sales and repayments, together with an increase in deposits, to fund loan production. The Company recorded total loans of $15.9 billion at September 30, 2005, signifying a $4.0 billion, or 33.5%, increase from the balance recorded at June 30, 2004;

•	Increased total deposits by $1.1 billion, or 11.2%, to $11.1 billion;

•	In addition to supporting the increase in loan production, the increase in deposits was utilized, from time to time over the course of the past five quarters, to reduce the balance of wholesale borrowings. Wholesale borrowings totaled $9.4 billion at September 30, 2005, signifying a $475.4 million, or 4.8%, reduction from the balance recorded at June 30, 2004; and

•	Extended $2.0 billion of wholesale borrowings to an average maturity of two years with an average cost of 3.37% during the first six months of 2005.

To further enhance the quality of its balance sheet, the Company has entered into definitive agreements calling for the acquisition of two full-service commercial banks: on August 1, 2005, the Company announced plans to acquire Long Island Financial Corp. (“Long Island Financial”), the parent company of Long Island Commercial Bank; on October 11, 2005, the Company announced plans to acquire Atlantic Bank of New York (“Atlantic Bank”), a wholly-owned U.S. subsidiary of the National Bank of Greece. These prospective transactions are discussed in further detail under “Recent Events” below.

The Company’s earnings for the three and nine months ended September 30, 2005 reflect the impact of the initial balance sheet repositioning in June 2004; the impact of the actions taken over the subsequent five quarters, as outlined above; and the impact of a flattening yield curve on the Company’s net interest income and net interest margin. The Company generated earnings of $77.6 million, or $0.30 per diluted share, in the current quarter, generating a 1.24% return on average assets and a 9.65% return on average stockholders’ equity.

For the nine months ended September 30, 2005, the Company generated earnings of $255.2 million, or $0.97 per diluted share, providing a 1.37% return on average assets and a 10.64% return on average stockholders’ equity. Included in the current nine-month amount are a $1.7 million after-tax gain on the bulk sale of certain one-to-four family mortgage loans in the second quarter and an after-tax gain of $4.0 million on the sale of certain Bank-owned properties in the first quarter of the year.

Recent Events

Dividend Payment

On October 11, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share, payable on November 16, 2005 to shareholders of record at November 1, 2005.

Proposed Acquisition of Long Island Financial Corp.

On August 1, 2005, the Company announced its entrance into a definitive agreement to acquire Long Island Financial, the holding company for Long Island Commercial Bank, a full-service commercial bank with assets of $539.7 million, loans of $250.0 million, deposits of $415.9 million, and 12 branches in Suffolk, Nassau, and Kings Counties at June 30, 2005.

In the transaction, shareholders of Long Island Financial will receive 2.32 shares of Company common stock in a tax-free exchange for each share of Long Island Financial held at the closing date. The transaction is valued at approximately $69.8 million, based on the closing price of New York Community Bancorp, Inc. stock on July 29, 2005, and is expected to be completed in the fourth quarter of 2005, pending receipt of federal regulatory approval and the approval of Long Island Financial’s shareholders at a special stockholders’ meeting to be held on November 16, 2005. The transaction was approved by the New York State Banking Department on November 3, 2005.

Proposed Acquisition of Atlantic Bank of New York

On October 11, 2005, the Company announced its entrance into a definitive agreement to acquire Atlantic Bank, a wholly-owned U.S. subsidiary of the National Bank of Greece. Headquartered in Manhattan, Atlantic Bank is a full-service commercial bank with assets of $3.0 billion, loans of $1.3 billion, deposits of $1.8 billion, and 17 branches in Manhattan, Queens, Brooklyn, and Nassau and Westchester Counties at June 30, 2005.

Under the terms of the agreement, the Company will pay $400.0 million for Atlantic Bank in an all-cash transaction which is expected to close in the first quarter of 2006, pending regulatory approval.

Filing of S-3 Registration Statement

On November 1, 2005, the Company filed a Form S-3 shelf registration statement with the SEC. Once declared effective by the SEC, the shelf registration will permit the Company to periodically offer and sell, individually or in any combination, debt securities, trust preferred securities, warrants to purchase other securities, depository shares, stock purchase contracts and stock purchase units (a combination of one or more stock purchase contracts and certain beneficial interests), preferred stock, common stock, and units (which include a combination of any of the preceding securities), up to a total of $1.0 billion, subject to market conditions and the Company’s capital needs. The filing also served to de-register approximately $195 million of securities that remained unissued under the Company’s previous shelf registration, which was declared effective in May 2003.

Balance Sheet Summary

The Company recorded total assets of $25.0 billion at September 30, 2005, up $977.1 million, or 4.1%, from the balance recorded at December 31, 2004. While the loan portfolio grew $2.5 billion, or 18.4%, during this time to $15.9 billion, the increase was partly offset by a $1.4 billion, or 20.2%, reduction in total securities to $5.6 billion, representing 22.6% of total assets at the current third quarter-end.

Total liabilities rose $911.2 million, or 4.4%, in the first nine months of the year, primarily reflecting a $733.2 million, or 7.0%, increase in deposits to $11.1 billion. The latter increase was the net effect of a $1.0 billion, or 26.9%, rise in certificates of deposit (“CDs”) to $4.8 billion, and a $276.4 million, or 4.2%, decline in core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) to $6.4 billion. While the balance of core deposits rose in the first and second quarters of the year, the Company engaged in a strategic reduction of liquid money market accounts in the third quarter while, at the same time, increasing its balance of CDs. The shift reflects management’s focus on securing more stable term deposits in anticipation of future short-term interest rate increases and the expected infusion of core deposit accounts in connection with the prospective acquisitions of Long Island Financial and Atlantic Bank. In addition, in the third quarter of the year, the Company decided to run off brokered deposits that had been added in the second quarter to fund the high volume of loans produced.

Borrowed funds totaled $10.3 billion at September 30, 2005, and included wholesale borrowings of $9.4 billion, signifying a $113.8 million increase from the balance recorded at December 31, 2004.

Stockholders’ equity rose $65.9 million during this time to $3.3 billion, representing 13.00% of total assets at September 30, 2005. Tangible stockholders’ equity (defined as total stockholders’ equity less the sum of goodwill and core deposit intangibles) totaled $1.2 billion at the close of the third quarter and represented 5.37% of tangible assets (defined as total assets less the sum of goodwill and core deposit intangibles), an improvement of 15 basis points from the measure recorded at December 31, 2004.

Loans

The Company recorded total loans of $15.9 billion at September 30, 2005, signifying a $2.5 billion, or 18.4%, increase from the balance recorded at December 31, 2004. The nine-month increase was driven by originations totaling $4.8 billion, including $990.5 million in the third quarter, and tempered by repayments and loan sales totaling $2.1 billion and $232.1 million, respectively. In addition to one-to-four family loans sold through the Company’s conduit program, the latter amount includes a bulk sale of one-to-four family loans totaling $170.7 million in the second quarter of 2005.

Multi-family loan originations represented $3.5 billion, or 73.3%, of total nine-month originations, with commercial real estate and construction loans accounting for $640.1 million and $508.2 million, respectively, or 13.5% and 10.7%. Included in the respective nine-month amounts were third quarter multi-family loan originations totaling $584.7 million, commercial real estate loan originations totaling $165.4 million, and construction loan originations totaling $193.3 million.

Multi-family Loans

Multi-family loans totaled $12.0 billion at September 30, 2005, signifying a 21.9% increase from $9.8 billion at December 31, 2004. The September 30, 2005 amount represented 75.6% of total loans outstanding, while the year-end 2004 amount represented 73.5%. The average multi-family loan had a principal balance of $3.5 million at the close of the current third quarter; the expected weighted average life of the portfolio was 3.2 years at that date.

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

Commercial Real Estate Loans

The balance of commercial real estate loans was $2.6 billion at September 30, 2005, up $470.3 million, or 22.0%, from the balance recorded at December 31, 2004. Commercial real estate loans represented 16.5% and 16.0% of total loans outstanding at the respective dates. The average commercial real estate loan had a principal balance of $2.7 million at the close of the current third quarter; the expected weighted average life of the portfolio was 3.6 years at that date.

The Company’s commercial real estate loans are structured in a manner similar to that of its multi-family credits, typically featuring a fixed rate of interest for the first five years of the loan and a rate that adjusts in each of years six through ten. Prepayment penalties also apply, with five points of the initial loan balance generally being charged on loans that refinance in the first year of the mortgage, scaling down to one point on loans that refinance in year five. The Company’s commercial real estate loans also tend to refinance within the first five-year period.

The majority of the Company’s commercial real estate loans are secured by office or mixed-use buildings in New York City, and by retail shopping centers in both the City and Long Island that are typically anchored by national credit-rated tenants.

Construction Loans

The construction loan portfolio totaled $902.9 million at September 30, 2005, up $95.8 million, or 11.9%, from the balance recorded at December 31, 2004. Construction loans accounted for 5.7% and 6.0% of total loans outstanding at the respective dates. At September 30, 2005, the average construction loan had a principal balance of $3.4 million.

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

Reflecting the conduit policy, repayments, and the aforementioned bulk sale of loans totaling $170.7 million in the second quarter, the balance of one-to-four family loans declined $239.3 million, or 47.3%, from the year-end 2004 total to $266.8 million, representing 1.7% of total loans outstanding, at September 30, 2005.

Other loans (including consumer and business loans) declined to $83.8 million at September 30, 2005 from $102.5 million at the end of December, reflecting scheduled repayments and the reclassification of certain loans during the first quarter of 2005. Included in the respective amounts were one-to-four family loans held for sale of $4.7 million and $2.3 million, in connection with the aforementioned conduit policy.

Asset Quality

The Company’s record of asset quality was maintained in the third quarter of 2005, with net charge-offs amounting to $3,000 and non-performing assets equaling 0.14% of total assets at quarter-end. Non-performing assets totaled $35.6 million at September 30, 2005, as compared to $42.9 million at June 30, 2005, representing 0.17% of total assets, and to $28.7 million, representing 0.12% of total assets, at December 31, 2004. Non-performing loans represented $34.3 million, $42.4 million, and $28.1 million, of the respective totals, and 0.22%, 0.27%, and 0.21% of total loans at the corresponding dates.

Included in non-performing assets and non-performing loans at September 30 and June 30, 2005 was a $10.7 million construction loan that is past due more than 90 days and still accruing interest. Due to the value of the underlying collateral, it is currently management’s expectation that the loan will be satisfied in full by the end of the year. Non-accrual mortgage loans accounted for $22.5 million and $31.1 million of non-performing loans at the close of the third and second quarters, with other non-accrual loans accounting for $1.2 million and $613,000, respectively. At September 30 and June 30, 2005, the balance of non-accrual mortgage loans included a construction loan of $7.0 million which management currently expects will also be satisfied in full before the end of the year.

A loan is classified as a “non-accrual” loan when it is 90 days past due or when management has determined that the collectibility of the loan is doubtful. When a loan is placed on non-accrual status, the Bank ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and the Bank has reasonable assurance that the loan will be fully collectible.

Other real estate owned represented the remaining $1.3 million of non-performing assets at the close of the current third quarter, up $809,000 and $728,000 from the amounts recorded at June 30, 2005 and December 31, 2004, respectively. The September 30, 2005 amount includes a commercial real estate property in Manhattan that was previously included in non-accrual loans, as well as three residential properties. The Company is currently in the process of marketing these properties for sale.

The allowance for loan losses totaled $78.0 million at September 30, 2005, down $3,000 from the June 30, 2005 balance and down $14,000 from the balance recorded at December 31, 2004. While the Company recorded no provisions for loan losses during the first nine months of 2005, it charged off $14,000 of consumer loans during this time, including $3,000 in the third quarter of the year. All of the loans that were charged off had been acquired in merger transactions in 2001 and 2003. The allowance for loan losses represented 0.49% of total loans and 227.23% of non-performing loans at the close of the current third quarter, as compared to 0.50% and 184.22%, respectively, at the close of the trailing quarter, and 0.58% and 277.31%, respectively, at December 31, 2004. Based upon all relevant and presently available information, management believes that the current allowance for loan losses is appropriate.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2005	At or For the Year Ended December 31, 2004
Allowance for Loan Losses:
Balance at beginning of period	$78,057	$78,293
Charge-offs	(14)	(236)

Balance at end of period	$78,043	$78,057

Non-performing Assets:
Non-accrual mortgage loans	$22,497	$23,567
Other non-accrual loans	1,175	4,581

Total non-accrual loans	23,672	28,148
Loans 90 days or more delinquent and still accruing interest	10,674	—

Total non-performing loans	34,346	28,148
Other real estate owned	1,294	566

Total non-performing assets	$35,640	$28,714

Ratios:
Non-performing loans to total loans	0.22%	0.21%
Non-performing assets to total assets	0.14	0.12
Allowance for loan losses to non-performing loans	227.23	277.31
Allowance for loan losses to total loans	0.49	0.58

Investment Securities

In keeping with the Company’s focus on enhancing its market and interest rate risk profile, the balance of securities continued to decline in the third quarter of 2005. Securities totaled $5.6 billion at September 30, 2005, representing 22.6% of total assets, signifying a 20.2% reduction from $7.1 billion, representing 29.5% of total assets, at December 31, 2004.

Available-for-sale securities represented $2.3 billion, or 40.2%, of total securities at the close of the current third quarter, and were down 26.9% from $3.1 billion at December 31, 2004. Held-to-maturity securities represented the remaining $3.4 billion, or 59.8%, of total securities at the close of the current third quarter and were down 15.0% from $4.0 billion, the December 31, 2004 amount.

Mortgage-related securities represented $2.1 billion, or 91.6%, of available-for-sale securities at September 30, 2005, a reduction from $2.9 billion at year-end 2004. Other securities accounted for the remaining $189.8 million of available-for-sale securities at the close of the current third quarter, and were down from $207.1 million at the earlier date. Included in the September 30, 2005 amount were equity securities totaling $123.2 million, corporate and other bonds totaling $34.7 million, capital trust notes totaling $25.4 million, and municipal obligations totaling $6.4 million.

Mortgage-related securities represented $1.7 billion, or 51.1%, of total held-to-maturity securities at September 30, 2005, while other securities represented $1.7 billion, or 48.9%. Included in the latter amount were U.S. Government agency obligations totaling $1.2 billion, capital trust notes totaling $308.0 million, and corporate bonds totaling $161.4 million.

At September 30, 2005, the respective market values of mortgage-related securities and other securities held to maturity were $1.6 billion and $1.7 billion, representing 95.4% and 101.3% of the respective carrying values at that date.

The after-tax net unrealized loss on securities available for sale was $36.8 million at the close of the current third quarter, as compared to $20.4 million at December 31, 2004. The difference is attributable to the increase in market interest rates over the nine-month period.

At September 30, 2005, the Company also held stock in the Federal Home Loan Bank of New York (the “FHLB-NY”) totaling $312.7 million, as compared to $232.2 million at December 31, 2004. The amount of FHLB-NY stock held is a function of the Company’s utilization of FHLB-NY advances and repurchase agreements, which totaled $6.2 billion at September 30, 2005.

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

The Bank itself has four primary funding sources: cash flows from securities sales and repayments; principal repayments and interest on loans; wholesale borrowings in the form of FHLB-NY advances and repurchase agreements; and deposit growth.

In connection with management’s focus on reducing securities, the repayment and sale of securities generated year-to-date cash flows of approximately $1.4 billion, including $309.4 million in the third quarter of the year. Repayments accounted for $920.6 million of the nine-month total, with sales of securities representing the remaining $518.3 million.

Loan repayments generated cash flows of $2.1 billion in the current nine-month period, including $788.3 million in the three months ended September 30, 2005. In addition, the Company generated cash flows of $170.7 million on the aforementioned bulk sale of one-to-four family loans in the second quarter of the year.

While the Company’s asset mix has changed significantly over the past several quarters, its liabilities have also been the focus of a strategic shift. During this time, the Company has taken several actions to increase deposits including, but not limited to, the following: establishing a group to attract deposits from the Company’s large borrowers (primarily developers and property owners); introducing an online banking service, MyBankingDirect.com; partnering with local colleges to develop depository relationships with students; launching a marketing campaign to attract CDs; and engaging in the aforementioned merger transactions with Long Island Financial and Atlantic Bank.

Reflecting these actions, deposits totaled $11.1 billion at September 30, 2005, signifying a $733.2 million, or 7.0%, increase from the balance recorded at December 31, 2004. The year-to-date increase was the net effect of a $1.0 billion, or 26.9%, rise in CDs to $4.8 billion, representing 42.8% of total deposits, and a $276.4 million, or 4.2%, decline in core deposits to $6.4 billion, representing the remaining 57.2%.

Deposits declined $402.3 million, or 3.5%, on a linked-quarter basis, the net effect of a $590.5 million, or 14.2%, rise in CDs and a $992.8 million, or 13.5%, decline in core deposits. The increase in CDs reflects the benefit of the CD marketing campaign launched in the second quarter, while the decline in core deposits largely reflects the strategic reduction in money market accounts in the third quarter of the year.

NOW and money market accounts totaled $3.1 billion at the close of the current third quarter, as compared to $4.0 billion at June 30, 2005 and to $2.9 billion at December 31, 2004. Included in the September 30, 2005 amount were brokered deposits of $217.6 million, down $253.5 million from the June 30, 2005 amount.

Savings accounts totaled $2.5 billion at September 30, 2005, down $171.5 million from the June 30, 2005 balance, and $605.2 million from the balance recorded at December 31, 2004. These reductions were partly offset by an increase in non-interest-bearing deposits to $771.4 million, from $747.6 million and $739.2 million, respectively, at the earlier dates.

In anticipation of the Long Island Financial and Atlantic Bank acquisitions, the Company modestly increased its use of wholesale borrowings in the third quarter of 2005. Wholesale borrowings totaled $9.4 billion at the end of September, signifying a $190.0 million increase from the second quarter-end level, and an increase of $113.8 million from the level recorded at December 31, 2004. The Company expects to utilize the low-cost funding to be acquired in the Long Island Financial and Atlantic Bank transactions, and the cash flows produced by the sale of securities acquired in conjunction with these transactions, to reduce its level of higher-cost wholesale funds over the next three to six months.

Including junior subordinated debentures of $445.5 million and other borrowings of $358.0 million, the Company had total borrowed funds of $10.3 billion at September 30, 2005.

The junior subordinated debentures at September 30, 2005 include the effect of four interest rate swap agreements into which the Company entered in the second quarter of 2003. The agreements effectively converted four of the Company’s junior subordinated debentures from fixed to variable rate instruments. Under these agreements, which were designated, and accounted for, as “fair value hedges” aggregating $65.0 million, the Company receives a fixed interest rate equal to the interest due to the holders of the capital securities and pays a floating interest rate which is tied to the three-month LIBOR. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the junior subordinated debentures. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At September 30, 2005, a $2.8 million liability, representing the fair value of the interest rate swap agreements, was recorded in “other liabilities.” An offsetting adjustment was made to the carrying amount of the junior subordinated debentures to recognize the change in their fair value.

The Company also maintains a line of credit with the FHLB-NY which is collateralized by FHLB-NY stock and by certain securities and mortgage loans under a blanket pledge agreement.

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

Market Risk

As a financial institution, the Company is focused on reducing its exposure to interest rate volatility, which represents its primary market risk. Changes in market interest rates represent the greatest challenge to the Company’s financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of the Company’s interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce the Company’s exposure to changing rates, the Board of Directors and management monitor its interest rate sensitivity on a regular or as needed basis so that adjustments in the asset and liability mix can be made when deemed appropriate.

To manage its interest rate risk, the Company has been pursuing the following strategies: (1) continuing its emphasis on the origination and retention of intermediate-term assets, including multi-family, commercial real estate, and construction loans; (2) continuing to originate one-to-four family loans on a pass-through basis and selling them to a third-party conduit without recourse; (3) utilizing the cash flows from securities sales and repayments to fund loan production; (4) increasing the prevalence of deposits within the mix of funding sources; and (5) engaging in merger transactions with commercial banks in order to replace its higher cost wholesale funding sources with lower cost core deposit accounts.

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

The rates on the Company’s multi-family and commercial real estate loans are typically based on the five-year CMT rate, which increased toward the end of the first quarter of 2005, trended downward during the second quarter, and rose again, modestly, during the third quarter of the year. The five-year CMT rate equaled 4.18% at the end of September, reflecting an increase of 55 basis points over the past nine months.

During this time, the Company’s cost of funds was negatively impacted by a 150-basis point rise in the federal funds rate to its quarter-end level, 3.75%. The disparity between the movements in short- and intermediate-term interest rates has resulted in a significant flattening of the yield curve, and was a primary factor in the contraction of the Company’s net interest margin over the first nine months of the year.

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

At September 30, 2005, the Company had a negative one-year gap of 8.07%, as compared to a negative 5.94% at June 30, 2005, and a negative 5.41% at December 31, 2004. Borrowed funds maturing in one year or less represented 33.0% of total borrowed funds at the close of the current third quarter, as compared to 21.7% and 34.4% at the earlier dates. The linked-quarter increase is consistent with the actions taken by the Company in the current third quarter in anticipation of the Long Island Financial and Atlantic Bank transactions and the anticipated post-merger reduction in wholesale sources of funds.

Reflecting the temporary shift in deposits discussed under “Sources of Funds” in this report, CDs maturing within one year rose to $3.5 billion from $2.8 billion at June 30, 2005 and $2.2 billion at December 31, 2004.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005 which, based on certain assumptions stemming from the Bank’s historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2005 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 28% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on the Company’s estimated gap. While the Company believes its assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At September 30, 2005
(dollars in thousands)	Three Months Or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More than Five Years to 10 Years	More than 10 Years	Total
Interest-earning Assets:
Mortgage and other loans (1)	$2,151,040	$2,922,846	$6,847,050	$2,747,277	$1,129,606	$23,371	$15,821,190
Mortgage-related securities (2) (3)	230,655	621,083	1,201,130	708,571	814,417	232,589	3,808,445
Other securities (2)	335,400	105,000	319,217	56,544	1,168,922	168,793	2,153,876
Money market investments (4)	13,754	—	—	—	—	—	13,754

Total interest-earning assets	2,730,849	3,648,929	8,367,397	3,512,392	3,112,945	424,753	21,797,265

Interest-bearing Liabilities:
Savings accounts	30,690	92,069	227,410	205,237	1,056,827	842,933	2,455,166
NOW and Super NOW accounts	8,285	24,854	61,389	55,403	285,288	227,548	662,767
Money market accounts	955,868	418,543	399,485	255,670	440,321	14,204	2,484,091
Certificates of deposit	1,420,575	2,060,557	995,954	204,573	80,214	—	4,761,873
Borrowed funds	2,381,184	1,005,899	4,111,410	1,459,452	850,059	444,362	10,252,366

Total interest-bearing liabilities	4,796,602	3,601,922	5,795,648	2,180,335	2,712,709	1,529,047	20,616,263

Interest rate sensitivity gap per period (5)	$(2,065,753)	$ 47,007	$2,571,749	$1,332,057	$400,236	$(1,104,294)	$1,181,002

Cumulative interest sensitivity gap	$(2,065,753)	$(2,018,746)	$553,003	$1,885,060	$2,285,296	$1,181,002

Cumulative interest sensitivity gap as a percentage of total assets	(8.26)%	(8.07)%	2.21%	7.54%	9.14%	4.72%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	56.93	75.96	103.90	111.51	111.97	105.73

(1)	For purposes of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Based on historical repayment experience.
(4)	Includes interest-earning cash balances.
(5)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the preceding Interest Rate Sensitivity Analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of the market, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to repay their adjustable-rate loans may be adversely impacted by an increase in market interest rates.

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

To monitor its overall sensitivity to changes in interest rates, the Company models the effect of instantaneous increases and decreases in interest rates on its assets and liabilities. At September 30, 2005, a 200-basis point increase in interest rates would have reduced the NPV approximately 14.76%, as compared to 9.19% at June 30, 2005 and 7.58% at December 31, 2004. While the NPV Analysis provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income, and may very well differ from actual results.

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

The following table reflects, based on the information and assumptions in effect at September 30, 2005, the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(6.10)%
- 100 over one year	2.70

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

As discussed under “Sources of Funds,” the Bank has several funding sources, including the deposits it gathers through its extensive branch network; cash flows from securities sales and repayments; principal repayments and interest on loans; and borrowed funds, primarily in the form of wholesale borrowings.

While borrowed funds and the scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage-related securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

The principal investing activity of the Bank is mortgage loan production, with a primary focus on loans secured by rent-controlled and -stabilized multi-family buildings in New York City. Prior to the repositioning of the balance sheet at the end of June 2004, the Company had also been investing in mortgage-related securities and, to a lesser extent, other securities. Since the repositioning, the Company has increased its mortgage loan production, complementing its portfolio of multi-family loans with commercial real estate and construction loans. In the nine months ended September 30, 2005, the net cash used in investing activities totaled $1.1 billion, largely reflecting the volume of loans originated, which was partly offset by the aforementioned cash flows from securities and loans.

The Bank’s investing activities were also supported by internal cash flows generated by its operating and financing activities. For the first nine months of 2005, the net cash provided by operating activities totaled $398.0 million; the net cash provided by financing activities totaled $703.0 million, largely reflecting deposit growth.

The Company monitors its liquidity on a daily basis to ensure that sufficient funds are available to meet its financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. The Company’s most liquid assets are cash and due from banks and money market investments, which collectively totaled $204.9 million at September 30, 2005, as compared to $188.9 million at December 31, 2004. Additional liquidity stems from the Bank’s approved line of credit with the FHLB-NY and the Company’s portfolio of available-for-sale securities.

CDs due to mature in one year or less from September 30, 2005 totaled $3.5 billion. The Company’s ability to retain its deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, types of deposit products offered, and the competitiveness of its interest rates.

Off-Balance Sheet Arrangements and Contractual Commitments

At September 30, 2005, the Bank had outstanding mortgage loan commitments totaling $1.7 billion. In addition, the Company continued to be obligated under numerous non-cancelable operating lease and license agreements, the amounts of which were consistent with the amounts disclosed at December 31, 2004. The Company also had outstanding letters of credit totaling $10.7 million and $10.8 million, respectively, at September 30, 2005 and December 31, 2004.

Capital Position

Stockholders’ equity totaled $3.3 billion at September 30, 2005, signifying a $65.9 million increase from the balance recorded at December 31, 2004. The September 30, 2005 amount was equivalent to 13.00% of total assets and a book value of $12.43 per share, based on 261,654,328 shares; the December 31, 2004 amount was equivalent to 13.26% of total assets and a book value of $12.23 per share, based on 260,533,784 shares.

The Company calculates book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of the period from the number of shares outstanding at the same date. The number of unallocated ESOP shares was 4,356,494 at September 30, 2005 and 4,656,851 at December 31, 2004. The Company calculates book value in this manner to be consistent with its calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

Excluding goodwill of $1.9 billion and core deposit intangibles of $78.8 million, the Company reported tangible stockholders’ equity of $1.2 billion at September 30, 2005, equivalent to 5.37% of tangible assets and a tangible book value of $4.72 per share. At December 31, 2004, the Company reported tangible stockholders’ equity of $1.1 billion, equivalent to 5.22% of tangible assets and a tangible book value of $4.40 per share. Excluding net unrealized losses on securities of $50.6 million and $40.7 million from the respective totals, the Company’s tangible stockholders’ equity was equivalent to 5.58% and 5.39% of tangible assets at September 30, 2005 and December 31, 2004, respectively.

The increase in tangible stockholders’ equity reflects nine-month 2005 net income totaling $255.2 million and additional cash contributions to tangible stockholders’ equity totaling $19.4 million. These contributing factors were partially offset by the aforementioned increase in the net unrealized loss on securities; year-to-date dividend payments totaling $195.7 million; and the year-to-date allocation of $1.1 million toward the repurchase of 59,233 shares in stock-based benefit plan-related transactions. The Company repurchases shares at the discretion of management, in the open market or through privately negotiated transactions. At September 30, 2005, there were 1,622,694 shares still available for repurchase under the Board of Directors’ five million-share repurchase authorization on April 20, 2004.

At September 30, 2005, the Company’s capital levels exceeded the minimum federal requirements for a bank holding company. The Company’s leverage capital totaled $1.9 billion, representing 8.27% of adjusted average assets; its Tier 1 and total risk-based capital amounted to $1.9 billion and $2.1 billion, representing 14.79% and 16.10%, respectively, of risk-weighted assets. At December 31, 2004, the Company’s leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.8 billion, $1.8 billion, and $1.9 billion, representing 8.20% of adjusted average assets, 15.00% of risk-weighted assets, and 16.43% of risk-weighted assets, respectively.

In addition, as of September 30, 2005, the Bank was categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2005, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At September 30, 2005
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,907,042	8.27%	$1,907,042	14.79%	$2,076,085	16.10%
Regulatory capital requirement	921,882	4.00	515,765	4.00	1,031,531	8.00

Excess	$985,160	4.27%	$1,391,277	10.79%	$1,044,554	8.10%

Regulatory Capital Analysis (Bank Only)

	At September 30, 2005
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,013,419	8.76%	$2,013,419	15.70%	$2,091,462	16.31%
Regulatory capital requirement	918,851	4.00	512,827	4.00	1,025,653	8.00

Excess	$1,094,568	4.76%	$1,500,592	11.70%	$1,065,809	8.31%

It is currently management’s expectation that the Bank will continue to be well capitalized under the federal regulatory guidelines and that the Company will continue to exceed the minimum federal requirements for capital adequacy.

Comparison of the Three Months Ended September 30, 2005 and 2004

Earnings Summary

The Company recorded net income of $77.6 million, or $0.30 per diluted share, in the current third quarter, generating a 1.24% return on average assets and a 9.65% return on average stockholders’ equity. Net income totaled $86.5 million, or $0.33 per diluted share, in the trailing quarter and $98.8 million, or $0.38 per diluted share, in the third quarter of 2004. Included in the second quarter 2005 amount was a $1.7 million after-tax gain on the bulk sale of one-to-four family mortgage loans to another financial institution, as previously discussed under “One-to-Four Family and Other Loans.”

The year-over-year decline in net income reflects the significant flattening of the yield curve over the past four quarters, and its impact on the Company’s net interest income, which declined to $135.4 million in the current third quarter from $149.1 million and $172.0 million, respectively, in the second quarter of 2005 and the third quarter of 2004. In addition to the impact of the flattening yield curve, the third quarter 2005 level of net interest income reflects the declining benefit of the mark-to-market adjustments related to the assets and liabilities acquired in the Company’s merger with Roslyn Bancorp, Inc. (“Roslyn”) on October 31, 2003, which are being amortized or accreted to income/expense over their estimated weighted average remaining lives.

While the linked-quarter reduction in net income was also attributable to the flattening yield, the impact was partially tempered by an increase in non-interest income, largely reflecting a rise in fee income in the form of prepayment penalties generated in connection with loan refinancing activity. Non-interest income totaled $33.1 million in the third quarter of 2005, up from $29.9 million and $26.5 million, respectively, in the trailing quarter and the third quarter of 2004.

Non-interest expense totaled $53.2 million in the current third quarter, up $924,000 on a linked-quarter basis and $2.9 million year-over-year. The increase was largely due to higher operating expenses, which rose to $50.2 million from $49.3 million and $47.5 million, respectively.

Income tax expense totaled $37.7 million in the third quarter of 2005, down $2.6 million on a linked-quarter basis and $11.6 million year-over-year. Pre-tax income totaled $115.3 million in the current third quarter, as compared to $126.8 million and $148.2 million, respectively, in the three months ended June 30, 2005 and September 30, 2004.

To clarify the Company’s direction, and the progress made, since the repositioning of the balance sheet in June 2004 and the subsequent five quarters, the following line-item discussions include both linked-quarter and year-over-year performance comparisons.

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

The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. In the first six months of 2004, the federal funds rate was maintained at a 45-year low of 1.00%. On June 30, 2004, the FOMC announced the first of five 25-basis point rate increases to take place through the end of December; in the first nine months of 2005, the FOMC raised the rate another six times, in 25-basis point increments, to 3.75%.

While the federal funds rate drives the cost of short-term borrowings and deposits, the yields earned on loans and other interest-earning assets are typically driven by intermediate-term interest rates. As previously indicated, the Company’s multi-family and commercial real estate loans are based upon the five-year CMT rate. The five-year CMT rate increased from 3.63% on December 31, 2004 to 4.18% on September 30, 2005, peaking at

4.33% on March 28th. However, during the current third quarter, the five-year CMT rate rose 46 basis points. As a result of these movements in interest rates, the yield curve was essentially flat during the quarter; in addition, the level of loans produced in the quarter was, strategically, well below the volume produced in the trailing three months.

The Company recorded net interest income of $135.4 million in the current third quarter, as compared to $149.1 million and $172.0 million, respectively, in the trailing and year-earlier three-month periods. While a number of factors contributed to the year-over-year reduction, primary among them was the continued strategic decline in securities over the past four quarters; the flattening of the yield curve during the same time; the aforementioned extension of wholesale borrowings in the first and second quarters of 2005; and the net impact of the mark-to-market adjustments associated with the Roslyn merger. Thus, while interest income rose $10.3 million year-over-year, to $287.9 million, interest expense rose $46.8 million, to $152.4 million.

The year-over-year increase in interest income was fueled by a $1.3 billion rise in average interest-earning assets to $21.8 billion and tempered by a 13-basis point reduction in the average yield, to 5.27%. Although the average balance of loans rose $3.5 billion year-over-year to $15.6 billion, the average balance of mortgage-related securities fell $2.0 billion, to $4.0 billion, during the same time. In addition, while the average yield on loans, at 5.50%, was relatively stable, the average yield on mortgage-related securities declined 81 basis points to 4.20%. The lower yield on average interest-earning assets was attributable to the reduction in the mark-to-market accretion on the interest-earning assets acquired in the Roslyn merger, and the comparatively low level of market interest rates over the past twelve months.

The year-over-year increase in interest expense was the combined effect of an $884.2 million increase in the average balance of interest-bearing liabilities to $20.8 billion and a 76-basis point rise in the average cost of funds to 2.89%. While the average balance of interest-bearing deposits rose $1.2 billion year-over-year, to $10.7 billion, the increase was partially offset by a $316.2 million decline in the average balance of borrowed funds, to $10.1 billion. The higher cost of funds was attributable to a combination of factors, including the steady rise in short-term interest rates over the past four quarters; the aforementioned extension of wholesale borrowings; an increase in the average balance and cost of NOW and money market accounts, reflecting the Company’s increased use of brokered deposits in the second quarter; and a reduction in the mark-to-market accretion on the CDs and borrowed funds acquired in the Roslyn merger.

The preceding factors also contributed to a year-over-year decline in the Company’s interest rate spread and net interest margin, which equaled 2.38% and 2.52%, respectively, in the current third quarter as compared to 3.27% and 3.34% in the third quarter of 2004. On a linked-quarter basis, the contraction was more modest, with the spread and margin each declining 21 basis points, from 2.59% and 2.73%, respectively. While management expects the contraction of the margin to continue in the current fourth quarter, it is also currently expected that the magnitude of contraction will continue to decline. In addition, the infusion of lower-cost core deposits in the prospective Long Island Financial and Atlantic Bank transactions is expected to benefit the Company’s net interest margin in future periods.

The linked-quarter decline in net interest income was largely attributable to the continued flattening of the yield curve, and reflects a $3.3 million decline in interest income coupled with a $10.4 million increase in interest expense.

The reduction in interest income was the result of a $50.1 million decline in the average balance of interest-earning assets from the trailing-quarter level and a five-basis point decline in the average yield. While average loans rose $475.2 million during this time, the increase was offset by a $533.1 million reduction in average mortgage-related securities. At the same time, the average yield on mortgage-related securities declined 28 basis points, offsetting a two-basis point increase in the average yield on loans. In addition, while the five-year CMT rate rose 46 basis points over the course of the quarter, as stated, the contribution of prepayment penalties to interest income declined to $1.8 million from $2.1 million in the second quarter of the year.

The linked-quarter rise in interest expense was the net effect of a $69.4 million decline in the average balance of interest-bearing liabilities and a 16 basis-point increase in the average cost of funds. In addition to the steady rise in short-term interest rates over the course of the quarter, the higher cost was largely due to a $500.0 million rise in average CDs to $4.4 billion and a 36-basis point increase in the average cost of such funds to 2.84%. The increase in the average balance of CDs was partly offset by a $198.2 million reduction in the average balance of core deposits to $7.0 billion and by a $310.4 million decline in the average balance of borrowed funds. Despite the linked-quarter reduction in the average balances of these funding sources, the average cost of core deposits rose 13 basis points to 1.43% and the average cost of borrowed funds rose 10 basis points during this time. The higher average costs respectively reflect the rise in short-term interest rates during the quarter and the extension of the maturity of certain wholesale borrowings at higher rates of interest in the first six months of the year, as previously discussed.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended
	September 30, 2005				September 30, 2004
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$15,634,545	$215,251	5.50%		$12,095,799	$167,713	5.55%
Mortgage-related securities (2)	4,031,985	42,354	4.20		6,011,255	75,332	5.01
Other securities (2)	2,142,098	30,050	5.61		2,433,443	34,474	5.67
Money market investments	29,893	217	2.88		30,165	79	1.05

Total interest-earning assets	21,838,521	287,872	5.27		20,570,662	277,598	5.40
Non-interest-earning assets	3,171,742				3,290,315

Total assets	$25,010,263				$23,860,977

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,683,615	$22,087	2.38%		$2,551,665	$6,725	1.05%
Savings accounts	2,540,224	3,061	0.48		3,015,101	4,677	0.62
Certificates of deposit	4,371,220	31,285	2.84		3,846,389	14,557	1.51
Mortgagors’ escrow	86,253	60	0.28		67,762	66	0.39

Total interest-bearing deposits	10,681,312	56,493	2.10		9,480,917	26,025	1.10
Borrowed funds	10,070,162	95,939	3.74		10,386,390	79,580	3.06

Total interest-bearing liabilities	20,751,474	152,432	2.89		19,867,307	105,605	2.13
Non-interest-bearing deposits	742,346				726,148
Other liabilities	299,650				204,366

Total liabilities	21,793,470				20,797,821
Stockholders’ equity	3,216,793				3,063,156

Total liabilities and stockholders’ equity	$25,010,263				$23,860,977

Net interest income/interest rate spread		$135,440	2.38%			$171,993	3.27%

Net interest-earning assets/net interest margin	$1,087,047		2.52%		$703,355		3.34%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.04	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	September 30, 2005				June 30, 2005
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$15,634,545	$215,251	5.50%		$15,159,345	$207,826	5.48%
Mortgage-related securities (2)	4,031,985	42,354	4.20		4,565,084	51,139	4.48
Other securities (2)	2,142,098	30,050	5.61		2,138,316	32,027	5.99
Money market investments	29,893	217	2.88		25,839	137	2.12

Total interest-earning assets	21,838,521	287,872	5.27		21,888,584	291,129	5.32
Non-interest-earning assets	3,171,742				3,183,082

Total assets	$25,010,263				$25,071,666

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,683,615	$22,087	2.38%		$3,716,640	$20,015	2.15%
Savings accounts	2,540,224	3,061	0.48		2,711,365	3,346	0.49
Certificates of deposit	4,371,220	31,285	2.84		3,871,262	24,049	2.48
Mortgagors’ escrow	86,253	60	0.28		141,046	67	0.19

Total interest-bearing deposits	10,681,312	56,493	2.10		10,440,313	47,477	1.82
Borrowed funds	10,070,162	95,939	3.74		10,380,575	94,521	3.64

Total interest-bearing liabilities	20,751,474	152,432	2.89		20,820,888	141,998	2.73
Non-interest-bearing deposits	742,346				736,350
Other liabilities	299,650				303,490

Total liabilities	21,793,470				21,860,728
Stockholders’ equity	3,216,793				3,210,938

Total liabilities and stockholders’ equity	$25,010,263				$25,071,666

Net interest income/interest rate spread		$135,440	2.38%			$149,131	2.59%

Net interest-earning assets/net interest margin	$1,087,047		2.52%		$1,067,696		2.73%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

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

Reflecting said assessment, no provision for loan losses was recorded in the three months ended September 30, 2005, June 30, 2005, or September 30, 2004. Non-performing assets totaled $35.6 million at September 30, 2005 and equaled 0.14% of total assets, as compared to $42.9 million, representing 0.17% of total assets, at the close of the trailing quarter, and $28.7 million, representing 0.12% of total assets, at December 31, 2004. Included in the September 30, 2005 amount were non-performing loans of $34.3 million, down $8.0 million and up $6.2 million, respectively, from the amounts recorded at the earlier dates.

In the third quarter of 2005, the Company charged off $3,000 of consumer loans that had been acquired in merger transactions. Reflecting the charge-off, the allowance for loan losses totaled $78.0 million at September 30, 2005, and was equivalent to 227.23% of non-performing loans and 0.49% of total loans.

Please see “Critical Accounting Policies” and “Asset Quality” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses and a further discussion of the Company’s asset quality.

Non-interest Income

Non-interest income largely consists of fee income, which generally includes retail deposit fees, charges on loans, and prepayment penalties; and other income, which primarily includes the revenues produced through the sale of third-party investment products; the income generated by the Company’s investment in Bank-owned Life Insurance (“BOLI”); and the revenues generated by its investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”). Depending on market conditions, these primary sources of non-interest income may, from time to time, be complemented by net gains on the sale of securities.

In the third quarter of 2005, the Company recorded non-interest income of $33.1 million, as compared to $29.9 million in the trailing quarter and $26.5 million in the three months ended September 30, 2004. Included in the second quarter 2005 amount was a $2.8 million pre-tax gain on the bulk sale of certain one-to-four family loans to another financial institution.

In the third quarter of 2005, the Company recorded fee income of $19.8 million, up $8.7 million from the trailing-quarter level and up $5.9 million from the year-earlier amount. The linked-quarter and year-over-year increases in fee income were primarily attributable to an increase in prepayment penalties associated with an increase in refinancing activity. The Company recorded prepayment penalties of $11.4 million in fee income in the current third quarter, as compared to $3.1 million and $4.3 million, respectively, in the trailing and year-earlier three-month periods.

Total other income equaled $13.2 million in the current third quarter, as compared to $16.0 million and $12.2 million, respectively, in the three months ended June 30, 2005 and September 30, 2004. Included in the second quarter 2005 amount was the aforementioned pre-tax gain of $2.8 million on the bulk sale of one-to-four family loans.

The following table summarizes the components of the Company’s non-interest income for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004.

	For the Three Months Ended
(in thousands)	September 30, 2005	June 30, 2005	September 30, 2004
Fee income	$19,779	$11,049	$13,915
Net securities gains	83	2,868	412
Other income:
BOLI	5,502	6,174	5,240
Peter B. Cannell	3,060	2,503	2,219
Third-party investment product sales	1,764	2,114	2,070
Gain on sale of 1-4 family and other loans	178	2,892	228
Other	2,696	2,286	2,425

Total other income	13,200	15,969	12,182

Total non-interest income	$33,062	$29,886	$26,509

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the core deposit intangibles (“CDI”) stemming from the Company’s mergers with Richmond County Financial Corp. (“Richmond County”) in 2001 and Roslyn in 2003.

In the third quarter of 2005, the Company recorded total non-interest expense of $53.2 million, up $924,000 from the level recorded in the trailing quarter and up $2.9 million from the level recorded in the third quarter of 2004. Operating expenses accounted for $50.2 million of the third quarter 2005 total, as compared to $49.3 million and $47.5 million, respectively, the linked-quarter and year-earlier amounts. Operating expenses equaled 0.80% of average assets in the current third quarter and 0.79% and 0.80% of average assets in the second quarter of 2005 and third quarter of 2004, respectively.

The year-over-year increase in operating expenses was due to a $2.8 million rise in compensation and benefits expense to $26.1 million, primarily reflecting increased staffing levels, and an $881,000 increase in G&A expense to $12.1 million, primarily reflecting costs associated with the Company’s various deposit-gathering initiatives. These increases were partly offset by a $953,000 reduction in other expenses to $1.2 million; occupancy and equipment expense remained essentially unchanged.

The linked-quarter increase in operating expenses stemmed from two components: an $898,000 increase in compensation and benefits expense and a $997,000 increase in G&A expense. The increase in compensation and benefits expense primarily reflects additional costs relating to retail operations, including incentive compensation for PBC officers, while the increase in G&A expense was largely attributable to the Bank’s deposit-gathering initiatives. These increases were partly offset by a $199,000 decline in occupancy and equipment expense to $10.9 million and a $772,000 reduction in other expenses to $1.2 million.

The Company had 2,045 full-time equivalent employees at September 30, 2005, as compared to 2,048 at June 30, 2005 and 1,990 at September 30, 2004.

CDI amortization totaled $2.9 million in the third quarter of 2005, consistent with the level recorded in the trailing quarter and up $70,000 from the level recorded in the third quarter of 2004. The year-over-year increase reflects the accelerated amortization relating to the sale of certain deposits that had been acquired in the Richmond County merger.

Income Tax Expense

Income tax expense totaled $37.7 million for the three months ended September 30, 2005, as compared to $40.3 million and $49.4 million, respectively, for the three months ended June 30, 2005 and September 30, 2004. The reduction in income tax expense reflects the lower level of pre-tax income recorded in the current third quarter, $115.3 million, as compared to $126.8 million and $148.2 million, respectively, in the trailing and year-earlier three-month periods. The linked-quarter reduction in income tax expense was partly offset by a modest rise in the effective tax rate, to 32.7% from 31.8%. In the third quarter of 2004, the effective tax rate was 33.3%.

The effective tax rates in the second and third quarters of 2005 partially reflect the Company’s receipt of a New Markets Tax Credit allocation, which entitles the Company to recognize $16.4 million in tax credits from the U.S. Treasury Department over a period of seven years, beginning in the second quarter of 2005.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Earnings Summary

The Company generated net income of $255.2 million, or $0.97 per diluted share, in the nine months ended September 30, 2005, generating a 1.37% return on average assets and a 10.64% return on average stockholders’ equity. In the nine months ended September 30, 2004, the Company produced net income of $271.6 million, equivalent to $1.01 per diluted share. The Company’s nine-month 2005 earnings include an after-tax gain of $4.0 million on the sale of certain Bank-owned properties in the first quarter and an after-tax gain of $1.7 million on the bulk sale of certain one-to-four family loans in the second quarter of the year. In contrast, the Company’s nine-month 2004 earnings reflect the impact of the aforementioned after-tax charge of $94.9 million, or $0.35 per diluted share, in connection with the repositioning of the balance sheet in June 2004.

Absent these factors, the comparison of the Company’s nine-month 2005 and nine-month 2004 earnings largely reflects the impact of the flattening of the yield curve over the past four quarters, and the shrinkage of the balance sheet in connection with the aforementioned repositioning. In addition, the benefit of the mark-to-market adjustments on the interest-earning assets and interest-bearing liabilities acquired in the Roslyn merger has declined over the twelve months ended September 30, 2005.

Net Interest Income

The Company recorded net interest income of $443.3 million in the current nine-month period as compared to $620.7 million in the year-earlier nine months. The reduction was the combined effect of a $41.3 million decline in interest income to $861.4 million and a $136.2 million increase in interest expense to $418.1 million.

In addition to the impact of the significant balance sheet repositioning previously discussed in the Overview, the disparity between the Company’s nine-month 2005 and nine-month 2004 net interest income was attributable to the significant flattening of the yield curve over the past four quarters and the reduction in the mark-to-market adjustments on the interest-earning assets and interest-bearing liabilities acquired in the Roslyn merger on October 31, 2003.

As mentioned in the Overview, the Company continued to reduce the balance of securities subsequent to the initial repositioning, and to use the cash flows from securities sales and repayments to grow its loan portfolio. Thus, while average loans rose $3.6 billion year-over-year to $14.9 billion in the current nine-month period, the increase was offset by a $3.8 billion reduction in average mortgage-related securities to $4.5 billion during the same time. Reflecting the shift, the average balance of interest-earning assets declined $482.9 million year-over-year to $21.6 billion; at the same time, the average yield on interest-earning assets declined 13 basis points to 5.33%. The latter decline reflects the low level of market interest rates over the past four quarters and the dampening effect of the interest rate environment on loan refinancing activity.

Subsequent to the initial balance sheet repositioning, the Company began to grow deposits and to reduce its utilization of wholesale borrowings. As a result, average interest-bearing deposits rose $907.2 million year-over-year to $10.3 billion, while the average balance of borrowed funds declined $1.7 billion to $10.3 billion. Reflecting this shift, the average balance of interest-bearing liabilities declined $778.7 million to $20.5 billion in the nine months ended September 30, 2005. During this time, the average cost of funds rose 94 basis points to 2.70%. The higher average cost is indicative of the steady rise in short-term interest rates over the past four quarters; the increase in the average balances of NOW and money market accounts and CDs; and the higher costs associated with these depository accounts. In addition, in the first six months of 2005, the Company extended an additional $2.0 billion of wholesale borrowings to an average maturity of two years with an average cost of 3.37%.

Reflecting the same combination of factors that contributed to the decline in net interest income, the Company’s interest rate spread and net interest margin contracted 107 and 99 basis points, respectively, from the measures recorded in the year-earlier nine-month period to 2.63% and 2.76% in the nine months ended September 30, 2005.

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

Net Interest Income Analysis

(dollars in thousands)

	For the Nine Months Ended
	September 30, 2005				September 30, 2004
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$14,855,006	$611,369	5.49%		$11,267,414	$484,734	5.74%
Mortgage-related securities (2)	4,517,406	153,490	4.53		8,279,071	313,249	5.04
Other securities (2)	2,161,131	95,978	5.92		2,474,345	104,287	5.62
Money market investments	29,009	558	2.57		24,611	376	2.04

Total interest-earning assets	21,562,552	861,395	5.33		22,045,441	902,646	5.46
Non-interest-earning assets	3,218,251				3,363,653

Total assets	$24,780,803				$25,409,094

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,470,270	$54,493	2.10%		$2,478,170	$18,944	1.02%
Savings accounts	2,723,074	10,410	0.51		2,914,385	12,208	0.56
Certificates of deposit	3,995,786	75,422	2.52		3,916,079	32,271	1.10
Mortgagors’ escrow	105,665	193	0.24		78,976	181	0.31

Total interest-bearing deposits	10,294,795	140,518	1.82		9,387,610	63,604	0.90
Borrowed funds	10,250,119	277,550	3.57		11,935,988	218,306	2.44

Total interest-bearing liabilities	20,544,914	418,068	2.70		21,323,598	281,910	1.76
Non-interest-bearing deposits	735,791				702,044
Other liabilities	301,084				216,430

Total liabilities	21,581,789				22,242,072
Stockholders’ equity	3,199,014				3,167,022

Total liabilities and stockholders’ equity	$24,780,803				$25,409,094

Net interest income/interest rate spread		$443,327	2.63%			$620,736	3.70%

Net interest-earning assets/net interest margin	$1,017,638		2.76%		$721,843		3.75%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.03	X

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

Provision for Loan Losses

As previously noted, the provision for loan losses is based on management’s assessment of the loan loss allowance and the current and historic performance of the loan portfolio, among other factors. The Company recorded no provision for loan losses in the nine months ended September 30, 2005 or 2004. For additional information, please see the third quarter 2005 discussion of the provision for loan losses, the discussion of the allowance for loan losses, and the discussion of asset quality earlier in this report.

Non-interest Income

The Company recorded non-interest income of $95.0 million in the first nine months of 2005, as compared to a non-interest loss of $62.2 million in the first nine months of 2004. In the current nine-month period, the Company recorded pre-tax net securities gains of $3.0 million, as compared to pre-tax net securities losses of $146.9 million in the year-earlier nine months. The latter amount reflects the impact of the balance sheet repositioning at the end of June 2004, which included the sale of $5.1 billion of securities at a pre-tax loss of $157.2 million.

As discussed under “Securities,” the balance of securities has been steadily reduced over the past five quarters, primarily through repayments and, occasionally, as permitted by market conditions, sales. Reflecting the reduction in the available-for-sale portfolio and market conditions, sales of securities have declined over the course of the year.

Fee income totaled $43.7 million and $45.9 million, respectively, in the current and year-earlier nine-month periods, while other income totaled $42.1 million and $38.7 million, respectively. The decline in nine-month fee income was primarily due to a lower level of prepayment penalties. The increase in total other income reflects the bulk sale of certain one-to-four family loans as discussed in the summary of third quarter 2005 non-interest income, as well as higher BOLI income and PBC revenues. These increases were partly tempered by a decline in revenues generated through third-party investment product sales.

The Company also recorded a $6.1 million gain on the sale of certain Bank-owned properties in the first quarter of 2005, which contributed to the year-over-year increase in nine-month 2005 non-interest income.

The following table summarizes the components of the Company’s non-interest income (loss) for the nine months ended September 30, 2005 and 2004:

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
(in thousands)
Fee income	$43,739	$ 45,873
Net securities gains (losses)	2,999	(146,859)
Gain on sale of Bank-owned properties	6,110	—
Other income:
BOLI	17,079	15,760
Peter B. Cannell	7,954	6,723
Third-party investment product sales	6,154	7,677
Gain on sale of 1-4 family and other loans	3,214	1,014
Other	7,707	7,568

Total other income	42,108	38,742

Total non-interest income (loss)	$94,956	$ (62,244)

Non-interest Expense

The Company recorded non-interest expense of $159.0 million in the current nine-month period, as compared to $150.7 million in the first nine months of 2004. The increase was largely due to an $8.0 million rise in operating expenses to $150.2 million, reflecting a $4.6 million rise in compensation and benefits expense to $76.6 million, a $3.2 million rise in occupancy and equipment expense to $33.4 million, and a $1.0 million increase in G&A expense to $35.2 million. The increases were tempered, in part, by a $794,000 reduction in other expenses to $5.0 million.

The lower level of occupancy and equipment expense in the nine months ended September 30, 2004 reflects the benefit of a property tax refund in the second quarter and rental income on certain Bank-owned properties which were sold in the first quarter of 2005. Over the course of 2004, the Company opened four de novo branches, the impact of which is reflected in the higher levels of occupancy and equipment expense in the first nine months of 2005. The year-over-year increase in compensation and benefits reflects the costs of staffing the additional branches, as well as costs relating to retail operations and incentive compensation for officers of PBC. The year-over-year increase in G&A expense was primarily due to the costs of developing, marketing, and implementing a variety of initiatives to increase deposits, as discussed under “Sources of Funds.”

CDI amortization totaled $8.8 million and $8.6 million in the nine months ended September 30, 2005 and 2004, respectively. The increase reflects the accelerated amortization relating to the sale of certain deposits that had been acquired in the Richmond County merger.

Income Tax Expense

The Company recorded income tax expense of $124.1 million in the current nine-month period, signifying a $12.0 million decline from the level recorded in the first nine months of 2004. The reduction was the net effect of a $28.5 million decrease in pre-tax income to $379.3 million and a decline in the effective tax rate to 32.7% from 33.4%. The lower effective tax rate is primarily due to the benefit of the aforementioned New Markets Tax Credit allocation, which was awarded by the U.S. Treasury Department in the second quarter of 2005 and is expected to benefit the Company over a period of seven years.

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

In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank, now the Queens County Savings Bank division of New York Community Bank. The Bank has a lawsuit pending, whereby the plaintiffs are seeking recovery of approximately $12.4 million in damages. This amount does not include any statutory prejudgment interest that could be awarded on a judgment amount, if any; such interest accumulates at a rate of 9% per annum from the date of loss. The ultimate liability, if any, that might arise from the disposition of these claims cannot presently be determined.

In 2004, the Company and various executive officers and directors were named in a series of class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County, that was later removed by the defendants to federal court. On August 9, 2005, the court consolidated the actions and appointed a Lead Plaintiff. On October 6, 2005, the Lead Plaintiff filed a consolidated amended complaint on behalf of a putative class of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, alleging claims under Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The defendants have not yet answered or otherwise responded to the consolidated amended complaint. Discovery is stayed pursuant to the Private Securities Litigation Reform Act of 1995.

Based upon the same facts, on November 9, 2004, an additional suit was filed in the Eastern District of New York alleging that the Company and various of its officers violated the Employee Retirement Income Security Act (“ERISA”) on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The defendants moved to dismiss the ERISA action. That motion has not yet been ruled upon.

On May 6, 2005, sixteen of the Company’s current or former officers and directors were named as defendants in a putative derivative action filed by an alleged shareholder on behalf of the Company in the United States District Court for the Eastern District of New York. The same shareholder previously had sent the Company’s Board of Directors a letter reciting many of the allegations made in the putative class actions, and demanding that the Board take a variety of actions allegedly required to address those allegations. The Board has appointed a committee of independent directors to evaluate what response, if any, to make to this letter. Nevertheless, the putative derivative plaintiff filed an action repeating the same allegations, and purporting to seek on behalf of the Company money damages, restitution and equitable relief against the defendants for various alleged breaches of duty and alleged corporate waste. On August 15, 2005, the Plaintiff filed an amended complaint, repeating the same substantive factual allegations. On September 30, 2005, the defendants filed motions to dismiss this action. Those motions remain pending.

Management believes that the Company has meritorious defenses against each of the preceding actions and will vigorously defend both the substantive and procedural aspects of the litigations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2005, the Company allocated $34,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: July 1, 2005 through July 31, 2005	1,831	$18.39	1,831	1,622,694
Month #2: August 1, 2005 through August 31, 2005	—	—	—	1,622,694
Month #3: September 1, 2005 through September 30, 2005	—	—	—	1,622,694

Total	1,831	$18.39	1,831

(1)	All of the shares repurchased in the third quarter of 2005 were purchased in privately negotiated transactions.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At September 30, 2005, 1,622,694 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 2.0:	Agreement and Plan of Merger dated August 1, 2005, by and between New York Community Bancorp, Inc. and Long Island Financial Corp. (1)

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (2)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)

Exhibit 3.3:	Bylaws, as amended (4)

Exhibit 3.4(a):	Amendment to the Bylaws of the Company effective October 31, 2003 (5)

Exhibit 3.4(b):	Amendment to the Bylaws of the Company effective March 16, 2004 (6)

Exhibit 4.1:	Specimen Stock Certificate (7)

Exhibit 4.2:	Stockholder Protection Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (8)

Exhibit 4.3:	Amendment to Stockholder Protection Rights Agreement, dated as of June 27, 2003, between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (9)

Exhibit 4.4:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Exhibit filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.
(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).
(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on September 15, 2003 (Registration No. 333-107498).
(6)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.
(7)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001 (Registration No. 333-59486) and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 0-22278).
(9)	Incorporated by reference to Exhibits filed with the Company’s 8-A/A filed with the Securities and Exchange Commission on July 31, 2003 (Registration No. 001-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2005	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and
Chief Executive Officer

DATE: November 9, 2005	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President
and Chief Financial Officer