Form 10-K
period 2005-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2006-03-16
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Haven Capital Trust II 10.25% Capital Securities	Nasdaq
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not considered herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☒            Accelerated Filer   ☐            Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2g of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the shares of common stock outstanding of the registrant was $4.5 billion, excluding 20.0 million shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2005, $18.12, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of March 8, 2006 was 270,046,695 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2006 are incorporated herein by reference – Part III.

CROSS REFERENCE INDEX

For the purpose of this Annual Report on Form 10-K, the words “we,” “us,” “our,” and “the Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank (the “Community Bank” and the “Commercial Bank,” respectively, and collectively, the “Banks.”)

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK FACTORS

This filing, like other written and oral communications presented by the Company and our authorized officers, may contain certain forward-looking statements regarding our prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	General economic conditions and trends, either nationally or locally in some or all of the areas in which we and our customers conduct our respective businesses;

•	Conditions in the securities markets or the banking industry;

•	Changes in interest rates, which may affect our net income, future cash flows, or the market value of our assets;

•	Changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	Changes in the quality or composition of our loan or investment portfolios;

•	Changes in competitive pressures among financial institutions or from non-financial institutions;

•	Changes in our customer base;

•	Our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	Potential exposure to unknown or contingent liabilities of companies targeted for acquisition;

•	Our ability to retain key members of management;

•	Our timely development of new lines of business and competitive products or services within existing lines of business in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Changes in banking, securities, tax, environmental, and insurance laws, regulations, and policies, and the ability to comply with such changes in a timely manner;

•	Changes in accounting principles, policies, practices, or guidelines;

•	Changes in legislation and regulation;

•	Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	Changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	War or terrorist activities; and

•	Other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

In addition to the factors described above, the following factors, among others, could cause the actual results of the pending transaction with Atlantic Bank of New York to differ materially from the expectations stated in this filing: the ability of the Company and Atlantic Bank of New York to obtain the required regulatory approvals; the ability of the Company and Atlantic Bank of New York to consummate the transaction; and a materially adverse change in the financial condition of the Company or Atlantic Bank of New York, including changes in the financial condition of Atlantic Bank of New York from the condition determined to exist based on the due diligence we performed in connection with our consideration of the acquisition.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as may be required by applicable law or regulation, the Company disclaims any obligation to update any forward-looking statements.

GLOSSARY

BASIS POINT

Throughout this filing, the year-over-year or linked-quarter changes that occur in certain financial measures are reported in terms of basis points. Each basis point is equal to one hundredth of a percentage point, or 0.01%. For example, the ratio of non-performing loans to total loans improved by five basis points, from 0.21% to 0.16%.

BOOK VALUE PER SHARE

As we define it, book value per share refers to the amount of stockholders’ equity attributable to each outstanding share of common stock, after the unallocated shares held by our Employee Stock Ownership Plan (“ESOP”) have been subtracted from the total number of shares outstanding. Book value per share is determined by dividing total stockholders’ equity at the end of a period by that number of shares at the same date. The following table indicates the number of shares outstanding both before and after the total number of unallocated ESOP shares have been subtracted at December 31,

	2005	2004	2003	2002	2001
Shares outstanding	269,776,791	265,190,635	256,649,073	187,847,937	181,058,268
Less: Unallocated ESOP shares	(2,182,398)	(4,656,851)	(5,068,648)	(6,409,993)	(7,237,771)

Shares used for book value per share computation	267,594,393	260,533,784	251,580,425	181,437,944	173,820,497

CORE DEPOSIT INTANGIBLES (“CDI”)

Refers to the excess of the fair market value over the book value of core deposit accounts acquired in a merger or acquisition.

CORE DEPOSITS

All deposits other than certificates of deposit are collectively referred to as core deposits.

COST OF FUNDS

The interest expense associated with interest-bearing liabilities, typically expressed as a ratio of interest expense to the average balance of interest-bearing liabilities for a given period.

DIVIDEND YIELD

Refers to the yield generated on a shareholder’s investment in the form of dividends. The current dividend yield is calculated by annualizing the current quarterly cash dividend and dividing that amount by the current stock price.

DIVIDEND PAYOUT RATIO

The percentage of our earnings that is paid out to shareholders in the form of dividends, determined by dividing the dividend paid per share during a period by our diluted earnings per share during the same period of time.

EFFICIENCY RATIO

Measures total operating expenses as a percentage of the sum of net interest income and non-interest income (loss).

GAAP

This abbreviation is used to refer to U.S. generally accepted accounting principles, on the basis of which financial statements are prepared and presented.

GOODWILL

Refers to the difference between the purchase price and the fair market value of an acquired company’s assets, net of the liabilities assumed. Goodwill is reflected on the balance sheet and is tested annually for impairment.

INTEREST RATE SENSITIVITY

Refers to the likelihood that the interest earned on assets and the interest paid on liabilities will change as a result of fluctuations in market interest rates.

INTEREST RATE SPREAD

The difference between the yield earned on average interest-earning assets and the cost of average interest-bearing liabilities.

MORTGAGE-RELATED SECURITIES

Mortgage-related securities consist of securities that are backed by a pool of mortgages, such as those issued by Fannie Mae (“FNMA”), Ginnie Mae (“GNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”); and collateralized mortgage obligations (“CMOs”), which are investment-grade bonds that separate mortgage pools into different maturity classes and are backed by mortgage-backed securities with fixed maturities.

MULTI-FAMILY LOAN

A mortgage loan made on a rental apartment building with more than four units, or to an association that owns an apartment building structured as a cooperative corporation.

NET CHARGE-OFFS

The difference between loan balances that have been written off against the allowance for loan losses and loan balances that have been recovered after having been written off, resulting in a net decrease in the loan loss allowance.

NET INTEREST INCOME

The difference between the interest and dividends earned on interest-earning assets and the interest paid or payable on interest-bearing liabilities.

NET INTEREST MARGIN

Measures net interest income as a percentage of average interest-earning assets.

NON-ACCRUAL LOAN

A loan generally is classified as a “non-accrual” loan when it is 90 days past due and management has determined that the collectibility of the entire loan is doubtful. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan generally is returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

NON-PERFORMING ASSETS

Consists of non-accrual loans, loans 90 days or more delinquent and still accruing interest, and other real estate owned.

PURCHASE ACCOUNTING

The accounting method used in a business combination whereby the acquiring company treats the acquired company as an investment and adds the acquired company’s assets and liabilities to its own at their fair market value. The difference between the purchase price and the fair market value of the acquired company’s assets, net of the fair market value of the liabilities assumed, is referred to as “goodwill.” The excess of the fair market value over the book value of core deposit accounts acquired is recognized as an intangible asset, referred to as a “core deposit intangible.”

RENT-CONTROLLED/RENT-STABILIZED BUILDINGS

In New York City, where the vast majority of the properties securing our multi-family loans are located, the amount of rent that tenants may be charged in certain buildings is restricted under certain “rent-control” or “rent-stabilization” laws. Rent-control laws apply to all buildings constructed prior to February 1947. An apartment is said to be “rent-controlled” if the tenant has been living continuously in the apartment for a period of time beginning prior to July 1971. When a rent-controlled apartment is vacated, it becomes “rent-stabilized.” Rent-stabilized apartments are typically located in buildings with six or more units that were built between February 1947 and January 1974. Apartments in rent-controlled and -stabilized buildings tend to be more affordable to live in because of the applicable regulations, and are therefore less likely to experience vacancies in times of economic adversity.

REPURCHASE AGREEMENTS

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are collateralized by U.S. Government agency obligations and mortgage-related securities, and are made with either Wall Street brokerage firms or the Federal Home Loan Bank of New York (the “FHLB-NY”).

RETURN ON AVERAGE ASSETS

A measure of profitability determined by dividing net income by average assets.

RETURN ON AVERAGE STOCKHOLDERS’ EQUITY

A measure of profitability determined by dividing net income by average stockholders’ equity.

WHOLESALE BORROWINGS

Refers to advances taken by the Banks against their respective lines of credit with the FHLB-NY and to their repurchase agreements with the FHLB-NY and various Wall Street brokerage firms.

YIELD

The interest income associated with interest-earning assets, typically expressed as a ratio of interest income to the average balance of interest-earning assets for a given period.

YIELD CURVE

Considered a key economic indicator, the yield curve is a graph that illustrates the difference between long-term and short-term interest rates over a period of time. The greater the difference, the steeper the yield curve; the lesser the difference, the flatter the yield curve. When short-term interest rates exceed long-term interest rates, the result is an “inverted” yield curve.

RECONCILIATION OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY,

TOTAL ASSETS AND TANGIBLE ASSETS, AND THE RELATED RATIOS

Although tangible stockholders’ equity is not a measure of capital calculated in accordance with GAAP, the Company believes that it is an important indication of its ability to grow both organically and through business combinations, as well as its ability to pay dividends and to engage in various capital management strategies, including the repurchase of Company shares.

The Company calculates its tangible stockholders’ equity by subtracting from its stockholders’ equity the sum of its goodwill and CDI, and calculates its tangible assets by subtracting the same sum from its total assets. To calculate its ratio of tangible stockholders’ equity to tangible assets, the Company divides its tangible stockholders’ equity by its tangible assets, both of which include its net unrealized losses on securities. The Company also calculates its ratio of its tangible stockholders’ equity to tangible assets excluding the net unrealized losses on securities, as such losses are impacted by changes in market interest rates and therefore tend to change from day to day. This ratio is referred to below and in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

Tangible stockholders’ equity and the related tangible capital measures should not be considered in isolation or as a substitute for stockholders’ equity or any other capital measure prepared in accordance with GAAP. Moreover, the manner in which the Company calculates its tangible stockholders’ equity and its ratio to tangible assets may differ from that of other companies reporting measures of capital with similar names.

A reconciliation of the Company’s stockholders’ equity and tangible stockholders’ equity, its total assets and tangible assets, and the related ratios for the twelve months ended December 31, 2005 and 2004 follows:

	December 31,
(in thousands)	2005	2004
Total stockholders’ equity	$3,324,877	$3,186,414
Less: Goodwill	(1,980,689)	(1,951,438)
Core deposit intangibles	(86,533)	(87,553)

Tangible stockholders’ equity	$1,257,655	$1,147,423

Total assets	$26,283,705	$24,037,826
Less: Goodwill	(1,980,689)	(1,951,438)
Core deposit intangibles	(86,533)	(87,553)

Tangible assets	$24,216,483	$21,998,835

Stockholders’ equity to total assets	12.65%	13.26%

Tangible stockholders’ equity to tangible assets	5.19%	5.22%

Tangible stockholders’ equity	$1,257,655	$1,147,423
Add back: Net unrealized losses on securities	55,857	40,697

Adjusted tangible stockholders’ equity	$1,313,512	$1,188,120

Tangible assets	$24,216,483	$21,998,835
Add back: Net unrealized losses on securities	55,857	40,697

Adjusted tangible assets	$24,272,340	$22,039,532

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.41%	5.39%

PART I

ITEM 1.	BUSINESS

General

We are a leading financial institution in the New York metropolitan region, with total assets of $26.3 billion at December 31, 2005. We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries, New York Community Bank and New York Commercial Bank (hereafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

Established in April 1859, the Community Bank is a New York State-chartered savings bank with 139 branches serving New York City, Long Island, Westchester County, and northern New Jersey. We operate our branches through seven divisions, each one serving a specific county or community. Our three largest divisions are Roslyn Savings Bank, with 59 locations on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 34 locations in the New York City borough of Queens; and Richmond County Savings Bank, with 23 locations on Staten Island, which is the fastest growing borough of New York City. In the adjacent markets, our franchise includes Roosevelt Savings Bank, with eight branches serving the borough of Brooklyn; CFS Bank, with one branch in the Bronx, one in Manhattan, and four in Westchester County; First Savings Bank of New Jersey, with four branches in Bayonne (Hudson County), New Jersey; and Ironbound Bank, which serves Union and Essex Counties in New Jersey with one and three branches, respectively. We also operate a single branch in the Bronx under the name “New York Community Bank.”

We compete for customers by emphasizing convenience and service, and by offering a full range of traditional and non-traditional products and services. All of our Community Bank branches feature 24-hour ATM banking, and 46 are located inside supermarkets or drug stores. The combination of traditional and in-store branches enables us to offer 70 to 80 hours a week of banking service in the majority of the communities we serve.

The Commercial Bank is a New York State-chartered commercial bank with 12 branches serving Long Island and Brooklyn, and was established on December 30, 2005 in connection with our acquisition of Long Island Financial Corp. (“Long Island Financial”), the holding company for Long Island Commercial Bank. At the close of business on that date, Long Island Financial merged with and into the Company, and Long Island Commercial Bank commenced operations under the name “New York Commercial Bank.”

The Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses that may be underserved by larger banks. In addition to featuring up to 46 hours per week of in-branch service, the Commercial Bank offers 24-hour ATM banking at 11 locations.

Early in the second quarter of 2006, we expect to add 17 branches and 56 ATMs to our Commercial Bank franchise through the acquisition of Atlantic Bank of New York (“Atlantic Bank”). The acquisition was announced on October 11, 2005 and is currently pending regulatory approval. Upon completion of the Atlantic Bank acquisition, the Commercial Bank franchise will have 29 branches, including five in Manhattan, five in Queens, and four in Westchester County. On Long Island and in Brooklyn, the number of Commercial Bank branches will grow to 12 and three, respectively.

We also serve our customers through our web site, www.myNYCB.com. The web site provides our Community Bank and Commercial Bank customers with 24-hour access to their accounts, and the ability to purchase several of our products online. In addition, the web site provides extensive information about the Company for current and prospective investors. Earnings releases, dividend announcements, and other press releases are typically available at this site within five minutes of issuance. In addition, our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K) and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available without charge at our web site, typically within five minutes of being filed. The web site also provides information regarding our corporate governance policies. Information that appears on our web site should not be considered to be a part of this filing.

Overview

Throughout our public life, our financial performance has been driven by a business strategy with three core components: the origination of multi-family loans; a consistently solid level of asset quality; and the efficient operation of the Company. To diversify our asset mix, we also originate commercial real estate and construction loans, primarily in New York City and on Long Island, and, with the establishment of a commercial bank subsidiary, have increased our production of commercial business loans to small and mid-size businesses.

In the past five years, our performance has been strengthened by a series of accretive merger transactions, and supported by the generation of non-interest income in various forms. The fee income we generate on loans and deposits is complemented by revenues from a variety of sources, including the sale of third-party investment products and the sale of one-to-four family loans to a third-party conduit. We also generate other income through our investment in Bank-owned Life Insurance (“BOLI”) and through our 100% equity interest in an investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

Multi-family Lending: Multi-family loans are our primary asset. We are the leading producer of multi-family loans for portfolio in New York City, with a focus on loans secured by rent-controlled and -stabilized buildings, which represented 51.5% of the City’s rental housing market in 2005. The loans we produce are typically based on the cash flows produced by the buildings, and are generally made to long-term property owners with a history of building cash flows over time. The funds we provide are typically used to make improvements to the buildings, thus increasing their value and the rents that may be charged. As improvements are made, the building’s rent roll increases, prompting the borrower to seek additional funds by refinancing the loan. While our typical loan has a term of ten years, with a fixed rate of interest in years one through five and a rate that adjusts in each year that follows, the majority of our loans tend to refinance within the first three to five years. Loans that prepay in the first five years generate penalties ranging from five points to one point of the original loan balance, depending on the remaining term of the loan. Reflecting the structure of our multi-family credits, the average multi-family loan had an expected weighted average life of 3.3 years at December 31, 2005. In addition, the quality of these assets has been consistently solid: We have not had a loss of principal within this niche for more than twenty-five years.

At December 31, 2005, our portfolio of multi-family loans totaled $12.9 billion, representing 75.5% of total loans outstanding, and a year-over-year increase of $3.0 billion, or 30.6%.

Commercial Real Estate and Construction Lending: Like our multi-family loans, our commercial real estate and construction loans are typically intermediate-term in nature and have a solid record of asset quality, with no charge-offs recorded against the loan loss allowance for more than ten years. Our commercial real estate loans are largely secured by office and mixed-used buildings in New York City and by retail shopping centers anchored by national credit-rated tenants in New York City and on Long Island. Our construction loan portfolio largely consists of loans for the construction and development of one-to-four family homes and residential subdivisions, primarily on Long Island, and, to a lesser extent, for the construction and development of commercial real estate and multi-family properties. At December 31, 2005, commercial real estate loans totaled $2.9 billion, signifying a year-over-year increase of $747.5 million, while construction loans rose $49.5 million to $856.7 million.

Reflecting the growth in multi-family, commercial real estate, and construction loans over the twelve-month period, total loans rose $3.6 billion, or 27.1%, year-over-year, to $17.0 billion, representing 64.8% of total assets at December 31, 2005.

Asset Quality: Our record of asset quality has been another Company hallmark. In 2005, we charged off a modest $21,000 of consumer and unsecured loans that had been acquired through merger transactions; in addition, our ratio of non-performing assets to total assets improved from 0.12% to 0.11% at December 31st. The quality of our assets reflects the active involvement of our Board of Directors in the loan approval process, the rigorous nature of our credit standards, and the unique character of our multi-family lending niche.

In view of the consistent quality of our assets, and our assessment of the adequacy of our loan loss allowance, we have suspended the provision for loan losses since the third quarter of 1995. Reflecting the aforementioned charge-offs and the addition of $1.7 million to the loan loss allowance through the Long Island

Financial transaction, the allowance for loan losses totaled $79.7 million at December 31, 2005, and represented 289.17% of non-performing loans at that date.

Efficiency: Our efficiency has also been a distinguishing characteristic: We have consistently ranked among the ten most efficient bank holding companies in the nation, and had an efficiency ratio of 34.14% in 2005. While several factors contribute to the efficiency of our operation, two are chief among them: the limited costs involved in processing and servicing our multi-family credits, and the expansion of our retail banking franchise primarily through accretive merger transactions.

Accretive Merger Transactions: Our growth has been fueled by organic loan production and by merger transactions with other in-market banks. On November 30, 2000, we acquired Haven Bancorp, Inc. (“Haven”), the parent company of CFS Bank, which today accounts for 51 of our branches; on July 31, 2001, Richmond County Financial Corp. (“Richmond County”), the parent company of Richmond County Savings Bank, merged with us, providing 26 of our current locations, and the second largest deposit franchise on Staten Island. On October 31, 2003, we completed a merger with Roslyn Bancorp, Inc. (“Roslyn”), the parent company of The Roslyn Savings Bank, which added 39 locations, including 29 on Long Island, representing our largest deposit base.

On December 30, 2005, we completed the acquisition of Long Island Financial. At the time of the acquisition, Long Island Financial had total assets of $588.7 million, including loans of $253.0 million, and deposits of $425.9 million, including $347.2 million of core deposits. While substantially smaller in size than our earlier merger partners, Long Island Financial nonetheless provided us with an established commercial banking platform, augmenting our efforts to attract commercial deposits and originate business loans.

On October 11, 2005, we announced plans to acquire Atlantic Bank for $400.0 million in an all-cash transaction. Pending regulatory approval, the acquisition is expected to be completed early in the second quarter of 2006. At December 31, 2005, Atlantic Bank had total assets of $2.7 billion, including loans of $1.3 billion, and deposits of $1.7 billion, including $1.3 billion of core deposits.

The acquisitions of Long Island Financial and Atlantic Bank were two significant components of a broader, year-long program to diversify and expand our deposit base. During the year, the Company also established a Premier Banking Group to attract and service depository accounts from local developers and property owners; launched an online banking service, myBankingDirect.com; and initiated a marketing campaign to attract CDs. Reflecting these initiatives, the Long Island Financial transaction, and the acceptance of brokered deposits, deposits rose $1.7 billion year-over-year to $12.1 billion.

In addition to deposits, our sources of funds primarily consist of the cash flows produced through securities repayments and sales, and wholesale borrowings in the form of Federal Home Loan Bank of New York (“FHLB-NY”) advances and repurchase agreements with the FHLB-NY and various Wall Street brokerage firms. In 2005, the cash flows from securities totaled $1.7 billion, while wholesale borrowings rose a modest $382.4 million, or 4.1%, to $9.7 billion at December 31st. Securities totaled $5.6 billion at that date, representing 21.4% of total assets, a 20.4% decline from $7.1 billion, representing 29.5% of total assets, at December 31, 2004.

Our primary source of income is net interest income, which is the difference between the interest income earned on the loans we produce and the securities we invest in, and the interest expense generated by the interest-bearing deposits we gather, as well as borrowed funds. In 2005, the level of net interest income was negatively impacted by the significant flattening of the yield curve, as short term rates rose 200 basis points over the twelve-month period and intermediate-term rates remained relatively flat. In addition, the comparatively low level of market interest rates inhibited loan refinancing activity, reducing the volume of prepayment penalties received over the course of the year. In this challenging rate environment, we generated 2005 net interest income of $572.0 million, and recorded a net interest margin of 2.64%.

Non-interest income contributed another $121.1 million to our 2005 earnings, with fee income and other income accounting for $56.0 million each. In 2005, these primary sources of non-interest income were supplemented by net securities gains of $3.0 million and by a net gain of $6.0 million on the sale of certain bank-owned properties.

The revenues we generate in the form of net interest income and non-interest income are tempered by non-interest expense and income tax expense. Non-interest expense consists of operating expenses and the amortization of the core deposit intangibles (“CDI”) recorded in connection with our Richmond County and Roslyn mergers in 2001 and 2003. Included in operating expenses are compensation and benefits expense, occupancy and equipment expense, and various general and administrative (“G&A”) expenses associated with the management and operation of the Company. In 2005, we recorded operating expenses of $236.6 million, including a charge of $36.6 million stemming from the allocation of Employee Stock Ownership Plan (“ESOP”) shares in connection with the acquisition of Long Island Financial (hereinafter referred to as the “merger-related charge.”) On an after-tax basis, the merger-related charge was equivalent to $34.0 million, or $0.13 per diluted share.

Reflecting the merger-related charge, and the negative impact of the interest rate environment on our net interest income, we recorded 2005 net income of $292.1 million, or $1.11 per diluted share. While the addition of Long Island Financial’s assets and liabilities are reflected on our balance sheet at the end of December, the contribution of Long Island Financial to earnings did not commence until January 2006.

With the acquisition of Long Island Financial completed, and the acquisition of Atlantic Bank expected to take place early in the second quarter, we have taken steps to enhance our earnings capacity. These transactions are expected to diversify our asset mix by increasing our commercial business loan production, and to increase our low-cost core deposits, which will be utilized to fund the continued growth of our loan portfolio.

Market Area and Competition

The combined population of our marketplace is 13.9 million, including 4.1 million residents of Nassau, Queens, and Richmond Counties, where 92 of our branches are located and where we enjoy the fourth largest share of deposits among all banks and thrifts, combined.

The drive to compete for deposits is influenced by our need for funding and by the level of short-term interest rates. We generally vie for deposits by emphasizing convenience and service, and by offering our customers access to a multitude of traditional and non-traditional products and services. We have a significant presence in the New York metropolitan region, with 151 branches in total; of this number, 139 are branches of the Community Bank and 12 are branches of the Commercial Bank. We are committed to providing our customers with easy access to their money and to a full range of traditional and non-traditional products and services. In addition to offering as many as 71 hours per week of in-branch service, we offer our customers 24-hour banking both online and by phone. Furthermore, 149 of our branches feature 24-hour ATM banking, and 58 of our branches are open seven days a week.

The success of our efforts is reflected in our share of deposits within our marketplace. For example, in Richmond County, we have a 21.1% share of deposits; in Nassau and Queens Counties, our share of deposits is 9.1% and 8.2%, respectively. In Bayonne, New Jersey, we have a 14.7% deposit market share.

Service also factors in our ability to compete as a lender: we generally are recognized as a leading producer of multi-family loans in New York City, and compete on the basis of timely service and the expertise borne of being a specialist in our field. The majority of our multi-family loans are secured by rent-regulated buildings, a niche that we have focused on for more than 30 years.

With more than 170 financial institutions serving our region, we face a significant level of competition for deposits and for loans. In recent years, competition has increased as a result of regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes eased restrictions on interstate banking and the entrance into the financial services market by non-traditional and non-depository providers of financial services. As a result, we not only vie for business with the many banks, thrifts, and credit unions within our local market, but also with mortgage banks, insurance companies, brokerage firms, and investment banks. We also face competition for loans and deposits on a nationwide basis, from companies that solicit business over the Internet. Many of the institutions we compete with have greater financial resources and serve a broader market, enabling them to promote their products more extensively.

Our ability to compete has also been affected by industry consolidation. As the acquirer of three in-market thrifts and one in-market commercial bank, and with the Atlantic Bank transaction pending, we have been an active participant in, and beneficiary of, the trend toward consolidation. Merger transactions have enabled us to expand our branch network and our product menu, while enhancing our asset mix and providing us with additional funding to grow our loan portfolio. With the acquisition of Atlantic Bank, we look forward to extending our commercial bank franchise into Manhattan and Queens, and neighboring Westchester County, while expanding our presence in Brooklyn and on Long Island.

In the past few years, we also have faced increased competition as a multi-family lender. While we anticipate that competition for multi-family loans will continue in the future, the level of loans produced in 2005, and to date in the current first quarter, suggest that we have the capital and human resources to compete effectively. However, no assurances can be made that we will be able to sustain our leadership role in the multi-family lending market, given that loan production may be influenced not only by competition, but also by such of other factors as the level of market interest rates, the availability and cost of funding, and the local economy.

Unlike larger financial institutions that serve a broader market, we are focused on serving customers in New York City and on Long Island, with Westchester, Essex, and Hudson Counties comprising the remainder of our marketplace. Accordingly, our success is substantially tied to the economic health of the New York metropolitan region. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans.

The strength of the economy within our region is reflected in the number of new jobs created and improvements in the unemployment rate in the past year. In the twelve months ended December 31, 2005, the New York State economy experienced an increase of 64,300 jobs in the private sector, with the number of private-sector positions in New York City and on Long Island rising 39,000 and 9,900, respectively. The unemployment rate in New York State fell to 5.0% from 5.4% over the twelve-month period, while New York City’s unemployment rate declined from 6.3% to 5.7%. The unemployment rate on Long Island also improved over the twelve-month period, from 4.2% to 4.0%.

In 2005, the economy in the New York metropolitan region was bolstered by an exceptionally strong real estate market, driven by the low level of market interest rates. The low level of rates has enabled consumers to refinance their home mortgages, significantly reducing their monthly debt service requirements and increasing their consumption of goods and services. While short-term interest rates have risen significantly since June 30, 2004, the level of market interest rates has not kept pace. Although an increase in intermediate-term rates would be expected to result in a higher volume of multi-family and commercial real estate loan refinancings, it also could impact the ability of our borrowers to repay their loans.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on such properties. We attempt to control such environmental risks by requiring that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of all commercial real estate and construction loans and all out-of-state loans, regardless of type. In addition, it is our policy to maintain ownership of specific commercial real estate properties we acquire through foreclosure in separately incorporated subsidiaries.

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 31 active subsidiary corporations, 19 of which are direct subsidiaries of the Community Bank, and 12 of which are subsidiaries of Community Bank-owned entities.

The Commercial Bank has one subsidiary, Long Island Commercial Capital Corporation, which was organized in New York as a real estate investment trust (“REIT”) for the purpose of investing in mortgage-related assets.

The 19 direct subsidiaries of the Community Bank are:

Name	Organization	Purpose
NYCB Community Development Corp.	Delaware	Formed to invest in community development activities

RSB Mt. Sinai Ventures, LLC	Delaware	Holding company for Mt. Sinai Ventures, LLC

RSB RNMC Re, Inc.	Delaware	Holding company for RNMC Re, Inc.

Roslyn National Mortgage Corp.	Delaware	Formerly operated as a mortgage loan originator and servicer and currently acts as a sub-leaser of office space

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Pacific Urban Renewal Corp.	New Jersey	Owns a branch building

Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Holds Bank facilities and leases thereon

Bellingham Corp.	New York	A real estate holding company

Blizzard Realty Corp.	New York	A real estate holding company

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Owns foreclosed and investment properties

New York Municipal Bank	New York	A limited-purpose commercial bank formed for the purpose of accepting municipal deposits and other public funds

RCBK Mortgage Corp.	New York	Holds multi-family loans

RCSB Corporation	New York	Owns a branch building

RSB Agency, Inc.	New York	Sells non-deposit investment products

RSB O.B. Ventures, LLC	New York	Holding company for O.B. Ventures, LLC

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

The 12 subsidiaries of Community Bank-owned entities are:

Name	Organization	Purpose
Columbia Preferred Capital Corp.	Delaware	A REIT that holds multi-family, commercial real estate, and one-to-four family mortgage loans

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, New York

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

RNMC Re., Inc.	Delaware	A captive re-insurance company which reinsures mortgage impairment policies underwritten by principal carriers

Roslyn Real Estate Asset Corp.	Delaware	A REIT that holds multi-family, commercial real estate, and one-to-four family mortgage loans

Ironbound Investment Company, Inc.	New Jersey	A REIT that holds multi-family, commercial real estate, and one-to-four family mortgage loans and also is the principal shareholder of Richmond County Capital Corp.

Somerset Manor North Realty Holding Company, LLC	New Jersey	Owns or operates assisted-living facilities in New Jersey

Somerset Manor South Realty Holding Company, LLC	New Jersey	Owns or operates assisted-living facilities in New Jersey

Somerset Manor North Operating Company, LLC	New Jersey	Owns or operates assisted-living facilities in New Jersey

Somerset Manor South Operating Company, LLC	New Jersey	Owns or operates assisted-living facilities in New Jersey

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York

Richmond County Capital Corp.	New York	A REIT that holds multi-family, commercial real estate, and one-to-four family mortgage loans and also is the principal shareholder of Columbia Preferred Capital Corp.

In addition, the Community Bank maintains one inactive corporation, Bayonne Service Corp., which is organized in New Jersey, and the following inactive corporations which are organized in New York: MFO Holding Corp.; Queens County Capital Management, Inc.; Columbia Resources Corp.; CFSB Funding Corporation; Residential Mortgage Banking, Inc.; Old Northern Co. Ltd.; Columbia Insurance Agency; BSR Corp.; and VBF Holding Corporation. The Community Bank is also affiliated with Columbia Travel Services, Inc., an inactive corporation organized in New York.

The Company owns 10 special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Included in this number is LIF Statutory Trust I, which was assumed by the Company in connection with the acquisition of Long Island Financial. Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” within Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

The Company also has two non-banking subsidiaries that were acquired in the Long Island Financial transaction that provide private banking and insurance services.

Personnel

At December 31, 2005, the number of full-time equivalent employees was 2,202, as compared to 2,029 at December 31, 2004. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

Federal Taxation

General. The Company and its subsidiaries (excluding REIT subsidiaries) report their income on a consolidated basis, using a calendar year and the accrual method of accounting, and, with some minor exceptions, are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company, the Community Bank, or the Commercial Bank.

Bad Debt Reserves. Prior to the enactment of The Small Business Job Protection Act of 1996 (the “1996 Act”), for federal income tax purposes, thrift institutions such as the Community Bank were permitted to establish tax reserves for bad debts. The 1996 Act eliminated the Community Bank’s ability to make future additions to its tax bad debt reserves and limited the circumstances which could give rise to the recapture of reserve amounts into the Company’s consolidated taxable income.

Under the 1996 Act, if the Community Bank makes “non-dividend distributions” to the Parent Company, such distributions will be considered to have been made from the Community Bank’s unrecaptured tax bad debt reserves to the extent thereof, and approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) will be included in the Community Bank’s taxable income. Non-dividend distributions include distributions in excess of the Community Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes; distributions in redemption of stock; and distributions in partial or complete liquidation. Dividends paid from the Community Bank’s current or accumulated earnings and profits will not be so included in the Community Bank’s taxable income.

See “Regulation and Supervision” elsewhere in this report for limits on the payment of dividends by the Community Bank. The Community Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

Corporate Alternative Minimum Tax. In addition to the regular income tax, the Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) in an amount equal to 20% of alternative minimum taxable income (“AMTI”) to the extent that the AMT exceeds the taxpayer’s regular income tax. AMTI is regular taxable income as modified by certain adjustments and tax preference items. AMTI includes an amount equal to 75% of the excess of adjusted current earnings over AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Only 90% of AMTI can be offset by net operating loss carryforwards. The AMT is available as a credit against future regular income tax. The AMT credit can be carried forward indefinitely. The Company does not expect to be subject to the AMT in the foreseeable future.

State and Local Taxation

New York State Taxation. The Company, the Community Bank, and the Commercial Bank and certain of their subsidiaries are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. Income is allocated to New York State based upon three factors: receipts, wages, and deposits. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries file a New York State combined return.

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

The Company does business within the Metropolitan Transportation Business Tax District (the “District”). A tax surcharge is imposed on banking corporations and business corporations doing business within the District and has been applied since 1982. The District tax rate is 17% on the franchise tax described above. However, if the franchise tax paid to New York State is based on entire net income, then that District surcharge is equal to 17% of a specially recomputed franchise tax using a 9% rate. The District tax surcharge is scheduled to expire for tax years ending on or after December 31, 2009.

Bad Debt Reserves. For purposes of computing its New York State entire net income, the Community Bank and the Commercial Bank are permitted a deduction for an addition to the reserve for loan losses. The New York State tax bad debt reserve of the Community Bank is subject to recapture for “non-dividend distributions” in a manner similar to the recapture of the federal tax bad debt reserve for such distributions. Also, the New York State tax bad debt reserve is subject to recapture in the event that the Community Bank fails a definitional test which includes maintaining a minimum level of qualifying assets (the “60% Test”), which it presently satisfies. Qualifying assets for this test include loans secured by residential, multi-family, and mixed-use properties (where the residential portion exceeds 80% of total use), mortgage-backed securities, cash, and other specified investments which are not significant for the Community Bank. Although there can be no assurance that the Community Bank will satisfy the 60% Test in the future, management believes that the requisite level of qualifying assets will be maintained by the Community Bank.

City of New York Taxation. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries are also subject to a New York City banking corporation tax in an annual amount equal to the greater of (a) 9% of entire net income allocable to New York City, or (b) the applicable alternative tax. The applicable alternative tax is the greater of (a) .01% of the value of taxable assets allocable to New York City with certain modifications, (b) 3% of alternative entire net income allocable to New York City, or (c) $125. Allocated entire net income and alternative net income are calculated in accordance with rules that are similar to the rules for calculating the New York State Franchise Tax, including the allowance of a deduction for an addition to the tax bad debt reserve. The New York City tax law does not permit a deduction for net operating losses. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries file a New York City combined return.

Other State Taxes. Taxes paid by the Company and its subsidiaries to states other than New York are not material to our consolidated financial condition or results of operations.

Regulation and Supervision

General

The Community Bank is a New York State-chartered stock-form savings bank and its deposit accounts are primarily insured under the Bank Insurance Fund (“BIF”), although through its acquisition of CFS Bank, some deposits are insured by the Savings Association Insurance Fund (“SAIF”). The Commercial Bank is a New York State-chartered commercial bank whose deposit accounts are insured by the BIF. Both the Community Bank and the Commercial Bank are subject to extensive regulation and supervision by the New York State Banking Department (the “Banking Department”), as their chartering agency, and by the Federal Deposit Insurance Corporation (the “FDIC”), as their insurer of deposits. Both institutions must file reports with the Banking Department and the FDIC concerning their activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Banks are periodically examined by the Banking Department and the FDIC to assess compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank and a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC, or through legislation, could have a material adverse impact on the Company, the Community Bank, the Commercial Bank, and their operations, and the Company’s shareholders. The Company is required to file certain reports under, and otherwise comply with, the rules and regulations of the Federal Reserve Board (the “FRB”), the Banking Department, and the SEC under federal securities laws. In addition, the Banking Department and the FRB periodically examine the Company. Certain of the regulatory requirements applicable to the Community Bank, the Commercial Bank, and the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations and is qualified in its entirety by reference to the actual laws and regulations.

New York Law

The Community Bank and the Commercial Bank derive their lending, investment, and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. Under these laws and regulations, banks, including the Community Bank and the Commercial Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets. The lending powers of New York savings banks and commercial banks are not subject to percentage of assets or capital limitations, although there are limits applicable to loans to individual borrowers.

Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock, and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in the stock of a single corporation is limited to the lesser of 2% of the issued and outstanding stock of such corporation or 1% of the savings bank’s assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. Commercial banks may invest in certain equity securities up to 2% of the stock of a single issuer and are subject to a general overall limit of the lesser of 2% of the bank’s assets or 20% of capital and surplus.

Pursuant to the “leeway” power, a savings bank may also make investments not otherwise permitted under New York State Banking Law. This power permits a bank to make investments that would otherwise be impermissible. Up to 1% of a bank’s assets may be invested in any single such investment, subject to certain restrictions; the aggregate limit for all such investments is 5% of a bank’s assets. Additionally, savings banks are authorized to elect to invest under a “prudent person” standard in a wide range of debt and equity securities in lieu of investing in such securities in accordance with, and reliance upon, the specific investment authority set forth in New York State Banking Law. Although the “prudent person” standard may expand a savings bank’s authority, in the event that a savings bank elects to utilize the “prudent person” standard, it will be unable to avail itself of the other provisions of New York State Banking Law and regulations which set forth specific investment authority.

New York State savings banks may also invest in subsidiaries under a service corporation power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Department. Investment by a savings bank in the stock, capital notes, and debentures of its service corporation is limited to 3% of the savings bank’s assets, and such investments, together with the savings bank’s loans to its service corporations, may not exceed 10% of the savings bank’s assets. Savings banks and commercial banks may invest in operating subsidiaries that engage in activities permissible for the institution directly. Under New York law, the New York State Banking Board has the authority to authorize savings banks to engage in any activity permitted under federal law for federal savings associations and the insurance powers of national banks. Commercial banks may be authorized to engage in any activity permitted under federal law for national banks.

The exercise by an FDIC-insured savings bank or commercial bank of the lending and investment powers under New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. In particular, the applicable provision of New York State Banking Law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank and commercial bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the FDIC regulations issued pursuant thereto.

With certain limited exceptions, a New York State-chartered savings bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. A commercial bank is subject to similar limits on all of its loans. The Community Bank and the Commercial Bank currently comply with all applicable loans-to-one-borrower limitations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank and commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent of Banks (the “Superintendent”) is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, subject to certain adjustments.

New York State Banking Law gives the Superintendent authority to issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the New York State Banking Department that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings or commercial bank under certain circumstances.

FDIC Regulations

Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Community Bank and the Commercial Bank are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The Community Bank and the Commercial Bank are required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as a “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance-sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the allowance for loan losses, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. Savings banks and commercial banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage capital ratio (the ratio of Tier I capital to adjusted average assets as specified in the regulations). These regulations provide for a minimum Tier I leverage capital ratio of 3% for institutions that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other institutions are required to maintain a Tier I leverage capital ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

As of December 31, 2005, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier I leverage capital ratio of 5%, a minimum Tier I risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Community Bank at December 31, 2005 appears in Note 16 to the Consolidated Financial Statements, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

The regulatory capital regulations of the FDIC and other federal banking agencies provide that the agencies will take into account the exposure of an institution’s capital and economic value to changes in interest rate risk in assessing capital adequacy. According to the agencies, applicable considerations include the quality of the Company’s interest rate risk management process, overall financial condition, and the level of other risks at the institution for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. Institutions that engage in specified amounts of trading activity may be subject to adjustments in the calculation of the risk-based capital requirement to assure sufficient additional capital to support market risk.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe, for the depository institutions under its jurisdiction, standards that relate to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (the “FDI Act”). The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Real Estate Lending Standards. The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC Guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The Guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank or commercial bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends that will result in the institution failing to meet applicable capital requirements on a pro forma basis. The Community Bank and the Commercial Bank are also subject to dividend declaration restrictions imposed by New York law as previously discussed under “New York Law.”

Investment Activities

Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks, commercial banks, and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type and in the amount authorized for national banks. State law, FDICIA, and FDIC regulations permit certain exceptions to these limitations. For example, certain state-chartered savings banks, such as the Community Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the National Market System of Nasdaq and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit institutions to engage in state authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the insurance fund. The Gramm-Leach-Bliley Act of 1999 and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

The Community Bank received grandfathering authority from the FDIC in 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier I Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Community Bank or in the event that the Community Bank converts its charter or undergoes a change in control.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measure for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” institutions are subject to growth, capital distribution (including dividend), and other limitations and are required to submit a capital restoration plan. An institution’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

“Critically undercapitalized” institutions also may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on certain subordinated debt, or extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W promulgated thereunder. An affiliate of a savings bank or commercial bank is any company or entity that controls, is controlled by, or is under common control with the institution, other than a subsidiary. Generally, an institution’s subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of an institution, and any companies that are controlled by such parent holding company, are affiliates of the institution. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances on letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or no less favorable to, the institution or its subsidiary as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans by an institution to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, governs loans by a savings bank or commercial bank to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of an institution, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% or more of the voting securities of an institution, and their respective related interests, unless such loan is approved in advance by a majority of the board of the institution’s directors. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans aggregating over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Enforcement

The FDIC has extensive enforcement authority over insured banks, including the Community Bank and the Commercial Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The FDIC has authority under federal law to appoint a conservator or receiver for an insured institution under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured institution if that institution was critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the institution became critically undercapitalized. For this purpose, “critically undercapitalized” means having a ratio of tangible equity to total assets of less than 2%. See “Prompt Corrective Regulatory Action.”

The FDIC may also appoint a conservator or receiver for an insured institution on the basis of the institution’s financial condition or upon the occurrence of certain events, including (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurrence or likely incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts

The Community Bank is a member of the BIF and, through acquisitions, also holds some deposits that are considered to be insured by the SAIF. The Commercial Bank is a member of the BIF.

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

The FDIC is authorized to raise assessment rates in certain circumstances, including maintaining or achieving the designated reserve ratio of 1.25%, which requirement the BIF and SAIF currently meet.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was signed into law. Among other things, the law spread the obligations for payment of the Financing Corporation (“FICO”) bonds across all BIF and SAIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The management of the Community Bank and the Commercial Bank do not know of any practice, condition, or violation that might lead to the termination of such deposit insurance.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the BIF and SAIF into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, but primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The Act eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25%, and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. In addition, the Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes, and assessment rates at the end of a calendar year.

The Act increases deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans, and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the BIF and SAIF must occur no later than the first day of the calendar quarter that begins 90 days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Community Bank and the Commercial Bank.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (the “CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Community Bank’s latest CRA rating, received from the FDIC for the period ended March 25, 2002, was “satisfactory.” The Commercial Bank’s latest CRA rating, received prior to its acquisition by the Company, was “satisfactory.”

New York Regulation. The Community Bank and the Commercial Bank are also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon a banking institution organized in New York to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, an institution must file an annual NYCRA report and copies of all federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Community Bank’s latest NYCRA rating, received from the Banking Department for the period ended December 31, 2004, was “outstanding.” The Commercial Bank’s latest NYCRA rating, received prior to its acquisition by the Company, was “satisfactory.”

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $48.3 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $48.3 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $7.8 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements. Because required reserves must be maintained in the form of vault cash, in a non-interest-bearing account at a Federal Reserve Bank, or in a pass-through account as defined by the FRB, the effect of this reserve requirement is a limitation on an institution’s ability to grow its interest-earning assets.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank (the “FHLB”) System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of capital stock. The Community Bank was in compliance with this requirement, with an investment in FHLB-NY stock of $330.2 million at December 31, 2005. The Commercial Bank was also in compliance with this requirement, and held $3.6 million in FHLB-NY stock on that date.

The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 2005 and 2004, dividends from the FHLB-NY to the Community Bank amounted to $15.4 million and $5.5 million, respectively. If dividends were reduced, or interest on future FHLB advances increased, net interest income might also be reduced. FHLB System members are also authorized to borrow from the Federal Reserve Bank’s “discount window,” but regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch, if the intended host state has opted into interstate de novo branching. The Community Bank currently maintains eight branches in New Jersey in addition to its branches in New York State.

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

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment, or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Community Bank and the Commercial Bank. (Please see “Capital Requirements” earlier in this report.) At December 31, 2005, the Company’s consolidated Total and Tier I capital exceeded these requirements.

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

Under the FDI Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. The Community Bank and the Commercial Bank are commonly controlled within the meaning of that law.

The Company, the Community Bank, and the Commercial Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company, the Community Bank, or the Commercial Bank.

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

New York Holding Company Regulation. Upon the acquisition of the Commercial Bank, the Company became subject to regulation as a “bank holding company” under New York law since it controls two banking institutions. Among other requirements, this means that the Company must receive the prior approval of the New York State Banking Board prior to the acquisition of 10% or more of the voting stock of another banking institution or to otherwise acquire a banking institution by merger or purchase.

Acquisition of the Holding Company

Federal Restrictions. Under the Federal Change in Bank Control Act (the “CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company, the Community Bank, and the Commercial Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock. See “Holding Company Regulation” earlier in this report.

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

Registration of the shares of the common stock that were issued in the Community Bank’s conversion from mutual to stock form under the Securities Act of 1933, as amended (the “Securities Act”), does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed in any three-month period the greater of (i) 1% of the outstanding shares of the Company, or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made by the Company in the future to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

ITEM  1A.  RISK FACTORS

An investment in the Company’s common stock is subject to various risks and uncertainties that are inherent in our business. In accordance with a new SEC rule, following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition and results of operations, and that could cause the value of our common stock to decline significantly, were they to transpire. Before making an investment decision, you should carefully consider all of the information included or incorporated by reference into this report, including the risks and uncertainties that follow. Additional risks that are not currently known to us, or that we currently believe to be immaterial, may also have a material effect on our financial condition and results of operations. This report is qualified in its entirety by these risk factors.

We are subject to interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).

The level of net interest income is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term rates of interest, the level of which is driven by the FOMC. However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) rates of interest, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such rates of interest, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in the earnings of the Company. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could have an effect on our ability to originate loans and attract and retain deposits; the fair value of our financial assets and liabilities; and the average life of our loan and securities portfolios.

In 2005, the movements in short- and intermediate-term interest rates resulted in a flattening of the yield curve, the contraction of our net interest income, and a reduction in our net income. By the end of 2005, the yield curve had inverted, meaning that the level of short-term interest rates exceeded the level of intermediate-term interest rates. Should the inverted yield curve continue or become more pronounced, our net interest income could experience further contraction, which could have a material adverse effect on our net income and cash flows and the value of our assets.

Please see “Net Interest Income” and “Asset and Liability Management and the Impact of Interest Rate Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the steps we have been taking to mitigate our exposure to interest rate risk.

We are subject to credit risk.

Risks stemming from our focus on multi-family, commercial real estate, and construction lending:

Our business strategy emphasizes the origination of multi-family loans and, to a lesser extent, commercial real estate and construction loans, all of which are generally larger, and have higher risk-adjusted returns and shorter maturities than one-to-four family mortgage loans. At December 31, 2005, our multi-family, commercial real estate, and construction loan portfolios totaled $16.6 billion, and represented 97.5% of total loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

While our record of asset quality has historically been solid, multi-family and commercial real estate properties are generally believed to involve a greater degree of credit risk than one-to-four family loans. In addition, payments on multi-family and commercial real estate loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of our borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While we seek to minimize these risks through our underwriting policies, which generally require that such loans be qualified on the basis of the property’s cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

Construction financing typically involves a greater degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While we seek to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards, a downturn in the local economy or real estate market could have a material adverse effect on the quality of our construction loan portfolio, thereby resulting in material losses or delinquencies.

Please see “Loans” and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the polices and procedures we follow in underwriting our multi-family, commercial real estate, and construction loans.

Risks stemming from our focus on lending in the New York metropolitan region:

Our business depends significantly on general economic conditions in the New York metropolitan region, where the majority of the buildings and properties securing our loans are located. Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our lending is primarily concentrated in New York City and the surrounding markets of Nassau, Suffolk, and Westchester Counties in New York, and Essex and Hudson Counties in New Jersey.

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the region or changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond our control could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and commercial real estate loans represent the majority of our loans outstanding, a decline in tenant occupancy due to such factors or for other reasons, could adversely impact the ability of property owners to repay their loans on a timely basis, which could have a negative impact on our operating results.

Please see “Loans” and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the polices and procedures we follow in underwriting our multi-family, commercial real estate, and construction loans.

We are subject to certain risks in connection with the level of our allowance for loan losses.

A variety of factors could cause our borrowers to default on their loan payments and the collateral securing such loans to be insufficient to pay any remaining indebtedness. In such an event, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

In the process of originating a loan, we make various assumptions and judgments about the ability of the borrower to repay it, based on the cash flows produced by the building or property, the value of the real estate or other assets serving as collateral, and the creditworthiness of the borrower, among other factors.

We also establish an allowance for loan losses through an assessment of probable losses in each of our loan portfolios. Several factors are considered in this process, including historical and projected default rates and loss severities; internal risk ratings; loan size; economic, geographic, industry, and environmental factors, and loan impairment, as defined by the Financial Accounting Standards Board. If our assumptions and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, as we continue to grow our loan portfolio, we may decide to increase the allowance for loan losses by making additional provisions, which would adversely impact our operating results. Furthermore, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Please see “Allowance for Loan Losses” under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the procedures we follow in establishing our loan loss allowance.

We face significant competition for loans and deposits.

We face significant competition for loans and deposits from other banks and financial institutions, both within and beyond our local marketplace. Within the New York metropolitan region, we compete with commercial banks, savings banks, credit unions, and investment banks for deposits, and with the same financial institutions and others (including mortgage brokers, finance companies, mutual funds, insurance companies, and brokerage houses) for loans. We also compete with companies that solicit loans and deposits over the Internet.

Many of our competitors (including money center, national, and superregional banks) have substantially greater resources and higher lending limits than we do, and may offer certain services that we do not, or cannot, provide. Because our profitability stems from our ability to attract deposits and originate loans, our continued ability to compete for depositors and borrowers is critical to our success.

Our success as a competitor depends on a number of factors, including our ability to develop, maintain, and build upon long-term relationships with our customers by providing them with convenience, in the form of multiple branch locations and extended hours of service; access, in the form of alternative delivery channels, such as online banking, banking by phone, and ATMs; a broad and diverse selection of products and services; interest rates and service fees that compare favorably with those of our competitors; and skilled and knowledgeable personnel to assist them with their financial needs. External factors that may impact our ability to compete include changes in local economic conditions and real estate values, changes in interest rates, and the consolidation of banks and thrifts within our marketplace.

Please see “Loans” and “Funding Sources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the actions we have taken to attract and retain our depositors and borrowers.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Merger transactions have contributed significantly to our growth in the past five years, and continue to be a key component of our business model. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in future periods. However, our ability to engage in future transactions depends on our ability to identify suitable merger partners, our ability to finance and complete such acquisitions on acceptable terms and at acceptable prices, and our ability to receive the necessary regulatory approvals and, where appropriate, shareholder approvals.

Furthermore, mergers and acquisitions, including the recently completed acquisition of Long Island Financial and the pending acquisition of Atlantic Bank, involve a number of risks and challenges, including the diversion of management’s attention; the need to integrate acquired operations, internal controls, and regulatory functions; the potential loss of key employees and customers of the acquired companies; and an increase in expenses and working capital requirements.

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of the acquisitions we undertake.

Please see Item 1, “Business,” earlier in this report and Notes 1 and 3 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for information about the merger transactions we have completed and the pending acquisition of Atlantic Bank.

We may not be able to attract and retain key personnel.

To a large degree, our success depends on our ability to attract and retain key personnel whose expertise, knowledge of our market, and years of industry experience would make them difficult to replace. Competition for skilled leaders in our industry can be intense, and we may not be able to hire or retain the people we would like to have working for us. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business, given the specialized knowledge of such personnel, and the difficulty of finding qualified replacements on a timely basis.

To attract and retain personnel with the skills and knowledge to support our business, we offer a variety of benefits. Please see Notes 11 and 12 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for a description of our employee benefit plans.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Please see “Environmental Issues” in Item 1, “Business,” earlier in this report.

Our business may be adversely impacted by acts of war or terrorism.

Acts of war or terrorism could have a significant impact on our ability to conduct our business. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. In addition, such events could affect the ability of our depositors to maintain their deposits with the Banks.

Although we have established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to changes in laws and regulations.

We are subject to regulation, supervision, and examination by the New York State Banking Department, which is the chartering authority for both the Community Bank and the Commercial Bank; by the Federal Deposit Insurance Corporation, as the insurer of our deposits; and by the Board of Governors of the Federal Reserve System. Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and is intended primarily for the protection of the deposit insurance funds, depositors, and the banking system generally. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Any change in such regulation and supervision, whether in the form of regulatory policy, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, our subsidiary banks, and our operations.

Our operations are also subject to extensive regulation by other federal, state, and local governmental authorities, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. While we believe that we are in compliance in all material respects with applicable federal, state, and local laws, rules, and regulations, we may be subject to future changes in such laws, rules, and regulations that could have a material impact on our results of operations.

Please see “Regulation and Supervision” in Item 1, “Business,” earlier in this report.

We are subject to certain risks in connection with our use of technology.

Risks associated with systems failures, interruptions, or breaches of security:

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our web site and our online banking service, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Risks associated with changes in technology:

The provision of financial products and services has become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

We rely on the dividends we receive from our subsidiaries.

We are a separate and distinct legal entity from our subsidiaries, and a substantial portion of the revenues we receive consists of dividends from the Banks. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to the parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. In the event that the Banks are unable to pay dividends to the Parent Company, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock. The inability to receive dividends from the Banks could therefore have a material adverse effect on our business, our financial condition, and our results of operations.

Please see “Supervision and Regulation” in Item 1, “Business,” and Note 14 to the Consolidated Financial Statements, “Restrictions on the Subsidiary Banks” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the restrictions on our ability to pay dividends.

Various factors could make a takeover attempt of the Company more difficult to achieve.

While we did not renew our Shareholder Rights Plan upon its expiration in January 2006, certain provisions of our certificate of incorporation and bylaws, in addition to certain federal banking laws and regulations, could make it more difficult for a third party to acquire the Company without the consent of the Board of Directors, even if doing so were perceived to be beneficial to the Company’s shareholders. These provisions also make it more difficult to remove our current Board of Directors or management or to appoint new directors, and also regulate the timing and content of stockholder proposals and nominations, and qualification for service on the Board of Directors. In addition, the Company has entered into employment agreements with certain executive officers that would require payments to be made to them in the event that their employment were terminated following a change in control of the Company or the Banks. These payments may have the effect of increasing the costs of acquiring the Company. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which could adversely impact the market price of our common stock.

Various factors could impact the price and trading activity in our common stock.

The price of the Company’s common stock can fluctuate significantly in response to a variety of factors, including, but not limited to, the following: actual or anticipated variations in the Company’s quarterly results of operations; earnings estimates and recommendations of securities analysts; the performance and stock price of other companies that investors and analysts deem comparable to the Company; news reports regarding trends and issues in the financial services industry; actual or anticipated changes in the economy, the real estate market, and interest rates; speculation regarding the Company’s involvement in industry consolidation; mergers and acquisitions involving the Company’s peers; delays in, or a failure to realize the anticipated benefits of, an acquisition; speculation about, or an actual change in, dividend payments; changes in legislation or regulation impacting the financial services industry in particular, or publicly traded companies in general; regulatory enforcement or other actions against the Company or the Banks; threats of terrorism or military conflicts; and general market fluctuations. Fluctuations in stock price may make it more difficult for you to sell your common stock at an attractive price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive and administrative offices are located at 615 Merrick Avenue, Westbury, New York. The office building and land had been purchased by CFS Bank in December 1997 and the building is now occupied by the Company under a lease agreement and Payment-in-Lieu-of-Tax (“PILOT”) agreement with the Town of Hempstead Industrial Development Agency (the “IDA”), which was assumed by the Company pursuant to the merger with Haven on November 30, 2000. Under the IDA and PILOT agreements, the Company sold the building and land to the IDA, is leasing them for $1.00 per year for a 10-year period, and will repurchase the building and land for $1.00 upon expiration of the lease term in exchange for IDA financial assistance.

We currently own 44 and lease 107 of our branch offices and other bank business facilities under various lease and license agreements expiring at various times through 2025 (Please see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies: Lease and License Commitments” in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of our business, there are various outstanding legal proceedings. Although no assurances can be given, management currently believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations. Please see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies: Legal Proceedings” in Item 8, “Financial Statements and Supplementary Data” for a discussion of certain legal proceedings that are outstanding at the present time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange (the “NYSE”) under the symbol “NYB.” From November 23, 1993 to December 19, 2002, our common stock was traded on the Nasdaq National Market under the symbol “NYCB.”

At December 31, 2005, the number of outstanding shares was 269,776,791 and the number of registered owners was approximately 13,600. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2005 and 2004:

Dividends Declared per Common Share and Market Price of Common Stock

	Dividends Declared per Common Share	Market Price
		High	Low	Close
2005
1st Quarter	$0.25	$20.63	$17.10	$18.16
2nd Quarter	0.25	18.64	17.19	18.12
3rd Quarter	0.25	19.04	15.85	16.40
4th Quarter	0.25	17.29	15.69	16.52

2004
1st Quarter	$0.21	$35.57	$27.75	$34.28
2nd Quarter	0.25	34.50	18.93	19.63
3rd Quarter	0.25	22.35	17.65	20.54
4th Quarter	0.25	21.15	17.60	20.57

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on our ability to pay dividends.

On July 5, 2005, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 3031A.12 (a) of the NYSE Listed Company Manual.

Share Repurchase Program

From time to time, we repurchase shares of our common stock on the open market or through privately negotiated transactions, and hold such shares in our Treasury account. Repurchased shares may be utilized for various corporate purposes, including, but not limited to, the exercise of stock options and merger transactions.

During the three months ended December 31, 2005, we allocated $67,000 toward share repurchases, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: October 1, 2005 through October 31, 2005	—	—	—	1,622,694
Month #2: November 1, 2005 through November 30, 2005	—	—	—	1,622,694
Month #3: December 1, 2005 through December 31, 2005	3,970	$16.78	3,970	1,618,724
Total	3,970	$16.78	3,970

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At December 31, 2005, 1,618,724 shares were still available for repurchase under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion, or until termination of the repurchase authorization by the Board.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2005 (1)	2004	2003 (2)	2002	2001 (3)
EARNINGS SUMMARY:
Net interest income	$572,003	$781,257	$504,975	$373,256	$205,816
Non-interest income (loss)	121,065	(44,217)	163,987	101,820	90,615
Operating expenses	236,621	193,632	169,373	133,062	112,757
Amortization of core deposit intangibles	11,733	11,440	6,907	6,000	8,428
Income tax expense	152,629	176,882	169,311	106,784	70,779
Net income (4)	292,085	355,086	323,371	229,230	104,467
Basic earnings per share (4)(5)	$1.12	$1.37	$1.70	$1.27	$0.77
Diluted earnings per share (4)(5)	1.11	1.33	1.65	1.25	0.75
Dividends per share (5)	1.00	0.96	0.66	0.43	0.30
SELECTED RATIOS:
Return on average assets (4)	1.17%	1.42%	2.26%	2.29%	1.63%
Return on average stockholders’ equity (4)	9.15	11.24	20.74	19.95	18.16
Operating expenses to average assets	0.95	0.78	1.18	1.33	1.76
Average stockholders’ equity to average assets	12.83	12.65	10.90	11.47	8.99
Efficiency ratio (4)	34.14	26.27	25.32	25.32	38.04
Interest rate spread	2.51	3.55	3.82	4.12	3.38
Net interest margin	2.64	3.61	3.94	4.31	3.59
Dividend payout ratio	90.09	72.18	39.89	34.23	39.55
BALANCE SHEET SUMMARY:
Total assets	$26,283,705	$24,037,826	$23,441,337	$11,313,092	$9,202,635
Loans, net of allowance for loan losses	16,948,697	13,317,987	10,422,078	5,443,572	5,361,187
Allowance for loan losses	79,705	78,057	78,293	40,500	40,500
Securities held to maturity	3,258,038	3,972,614	3,222,898	699,445	203,195
Securities available for sale	2,379,214	3,108,109	6,277,034	3,952,130	2,374,782
Deposits	12,104,899	10,402,117	10,329,106	5,256,042	5,450,602
Borrowed funds	10,528,658	10,142,541	9,931,013	4,592,069	2,506,828
Stockholders’ equity	3,324,877	3,186,414	2,868,657	1,323,512	983,134
Common shares outstanding (5)	269,776,791	265,190,635	256,649,073	187,847,937	181,058,268
Book value per share (5)(6)	$12.43	$12.23	$11.40	$7.29	$5.66
Stockholders’ equity to total assets	12.65%	13.26%	12.24%	11.70%	10.68%
ASSET QUALITY RATIOS:
Non-performing loans to total loans	0.16%	0.21%	0.33%	0.30%	0.33%
Non-performing assets to total assets	0.11	0.12	0.15	0.15	0.19
Allowance for loan losses to non-performing loans	289.17	277.31	228.01	247.83	231.46
Allowance for loan losses to total loans	0.47	0.58	0.75	0.74	0.76

(1)	The Company acquired Long Island Financial Corp. in a purchase transaction on December 30, 2005, the last business day of the year. Accordingly, its contribution to the Company’s earnings will begin on January 1, 2006.
(2)	The Company merged with Roslyn Bancorp, Inc. on October 31, 2003 and treated the merger as a purchase transaction. Accordingly, the Company’s 2003 earnings reflect two months of combined operations.
(3)	The Company merged with Richmond County Financial Corp. on July 31, 2001 and treated the merger as a purchase transaction. Accordingly, the Company’s 2001 earnings reflect five months of combined operations.
(4)	The 2005 amount includes a merger-related charge of $36.6 million, recorded in operating expenses, which resulted in an after-tax charge of $34.0 million, or $0.13 per diluted share. The 2004 amount includes a $157.2 million loss on the sale of securities in connection with the repositioning of the balance sheet in the second quarter, and an $8.2 million charge for the other-than-temporary impairment of certain perpetual preferred FNMA securities in the fourth quarter of the year, both of which were recorded in non-interest (loss) and resulted in an after-tax loss of $99.9 million, or $0.37 per diluted share. The 2003 amount includes a $37.6 million gain on the sale of the Company’s South Jersey Bank Division, recorded in non-interest income, and a merger-related charge of $20.4 million, recorded in operating expenses, which resulted in an after-tax net gain of $3.7 million, or $0.02 per diluted share. The 2001 amount includes a $1.5 million gain on the sale of bank-owned property, recorded in non-interest income; a merger-related charge of $22.8 million, recorded in operating expenses; and a $3.0 million charge recorded in income tax expense, which resulted in an after-tax net charge of $16.8 million, or $0.12 per diluted share.
(5)	Amounts have been adjusted to reflect 4-for-3 stock splits on February 17, 2004 and May 21, 2003.
(6)	Excludes unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding. Please see “book value per share” in the Glossary earlier in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and “the Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank.

Executive Summary

We are a leading financial institution in the New York metropolitan region, with total assets of $26.3 billion at December 31, 2005. Our two primary subsidiaries are New York Community Bank, a New York State-chartered savings bank with 139 branches serving customers in New York City, Long Island, Westchester County, and northern New Jersey; and New York Commercial Bank, a New York State-chartered commercial bank with 12 branches serving Long Island and the borough of Brooklyn, New York. For the purpose of the discussion and analysis that follows, New York Community Bank and New York Commercial Bank are referred to collectively as the “Banks” and respectively as the “Community Bank” and the “Commercial Bank.”

As noted in the Overview earlier in this report, our financial performance has historically been driven by a business strategy with three core components: the origination of multi-family mortgage loans; a consistently solid level of asset quality; and the efficient operation of our retail banking franchise and our Company. To diversify our asset mix, we also originate commercial real estate and construction loans, primarily in New York City and on Long Island and, with the establishment of our commercial bank subsidiary at the end of December, have increased our production of commercial business loans to small and mid-size businesses.

Our primary source of income is net interest income, which is the difference between the interest income generated by the loans we produce and the securities we invest in, and the interest expense generated by our interest-bearing deposits and borrowed funds. The level of net interest income we generate is influenced by a variety of factors, some of which are somewhat within our control (e.g., our mix of interest-earning assets and interest-bearing liabilities); and some of which are not (e.g., the level of short-term interest rates and market rates of interest, and the degree of competition we face for deposits and loans).

In the past five years, our earnings have been significantly strengthened by a series of merger transactions and, to a lesser extent, by our generation of non-interest income in various forms. In addition to fee income on depository accounts and loans, we generate non-interest income through our 100% equity interest in Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm with $1.4 billion of assets under management as of the end of December; through our investment in Bank-owned Life Insurance (“BOLI”); and through the sale of third-party investment products and one-to-four family loans to a third-party conduit.

Consistent with our strategy of growing through merger transactions, we announced two strategic transactions in 2005. On August 1st, we announced plans to acquire Long Island Financial Corp. (“Long Island Financial”), the holding company for Long Island Commercial Bank, a full-service commercial bank with 11 branches on Long Island and one in Brooklyn. On October 11th, we announced plans to acquire Atlantic Bank of New York (“Atlantic Bank”), a full-service commercial bank with 17 branches in Manhattan, Queens, Brooklyn, Westchester County and Nassau County, collectively.

By providing us with a more extensive commercial banking platform, the transactions with Long Island Financial and Atlantic Bank are expected to diversify our asset mix by increasing our portfolio of loans to small and mid-size businesses, and to diversify our funding mix with an infusion of low-cost core deposits and non-interest-bearing accounts. In addition, the Atlantic Bank transaction will augment our presence in Manhattan, where we currently have a single in-store branch of the Community Bank.

The Long Island Financial transaction was completed on the 30th of December, with shareholders of Long Island Financial receiving 2.32 shares of our common stock for each share of Long Island Financial common stock held at the merger date. The Atlantic Bank transaction is currently awaiting regulatory approval and is expected to take place early in the second quarter of 2006. The Atlantic Bank acquisition will be an all-cash transaction, with a $400.0 million purchase price.

Our Financial Performance

In both 2004 and 2005, our financial performance was significantly affected by the dramatic rise in short-term rates of interest, and the initial volatility and then more modest rise in intermediate-term interest rates. As a result of the movements in short-term rates and intermediate-term rates of interest, the yield curve began to flatten in the third quarter of 2004 and ultimately inverted at the end of 2005.

The following discussion focuses on the impact of this rate environment on our financial performance and the specific actions we took in 2005 to mitigate our exposure to interest rate and market risk.

To more fully understand the strategies we pursued in 2005, we believe it would be useful to summarize the series of actions we took at the end of June 2004 to reposition our balance sheet. At a time when rates were rising more rapidly and more dramatically than had been expected, we reduced our securities portfolio by selling $5.1 billion of available-for-sale securities, and utilized the proceeds to reduce our balance of wholesale borrowings by a like amount. At the same time, we extended $2.4 billion of short-term borrowings to an average three-year maturity and reclassified $1.0 billion of available-for-sale securities as held-to-maturity. While the securities were sold at a net loss of $94.9 million, or $0.35 per diluted share, on an after-tax basis, the sacrifice to earnings was offset by the improvement in our market and interest rate risk profile at a time of significant and increasing interest rate volatility.

In the second half of 2004, the repositioning of the balance sheet continued and the balance of our securities portfolio continued to decline. The cash flows produced through securities repayments and sales were deployed into mortgage loan production, which was also supported by a modest level of deposit growth. The rise in deposits was paralleled by a decline in wholesale borrowings, as we focused on diversifying and expanding our sources of funds. At the same time, we realized an increase in our tangible capital measures from the levels recorded prior to the initial repositioning of the balance sheet. (Please see the discussion and reconciliation of stockholders’ equity and tangible stockholders’ equity earlier in this report.)

In 2005, we maintained our focus on achieving the goals we had established in connection with the repositioning of our balance sheet at the end of June 2004: (1) reducing our securities through a combination of repayments and sales; (2) utilizing the cash flows to grow our loan portfolio; (3) expanding and diversifying our sources of funds, with an emphasis on growing deposits; and (4) producing solid measures of tangible capital strength.

The following is a summary of the enhancements to our balance sheet from the time of the initial repositioning at the end of June 2004 through December 31, 2005:

•	Securities totaled $5.6 billion at December 31, 2005, representing 21.4% of total assets, a $7.9 billion, or 58.4%, reduction from $13.6 billion, representing 56.3% of total assets, just prior to the initial balance sheet repositioning.

•	Loans totaled $17.0 billion at December 31, 2005, and represented 64.8% of total assets, as compared to $11.9 billion, representing 49.3% of total assets, at June 30, 2004. The 43.4% increase reflects originations of $9.2 billion over the eighteen-month period and includes $253.0 million of loans acquired in the Long Island Financial transaction.

•	Multi-family loans accounted for $4.3 billion of the increase in total loans, having grown 50.6% to $12.9 billion over the eighteen-month period, representing 75.5% of loans outstanding at December 31, 2005. The increase in multi-family loans reflects originations totaling $6.6 billion, including $4.7 billion in 2005.

•	Deposits totaled $12.1 billion at December 31, 2005, reflecting a $2.1 billion, or 20.9%, increase from the June 30, 2004 balance, while wholesale borrowings declined $5.3 billion, or 35.3%, to $9.7 billion from the balance recorded just prior to the initial repositioning of the balance sheet.

The increase in deposits was attributable to a variety of Company initiatives, including the establishment of a Premier Banking Group to attract and service depository accounts from local developers and property owners; (2) the launch of an online banking service to attract deposits from within and beyond our marketplace; (3) the initiation of a marketing campaign to attract and lock in longer-term funds at prevailing rates of interest; (4) the acceptance of brokered deposits; and (5) the acquisition of Long Island Financial, which contributed deposits of $425.9 million, including $347.2 million of low-cost core deposits.

•	Tangible stockholders’ equity rose $262.9 million from the level recorded at June 30, 2004 to $1.3 billion and equaled 5.19% of tangible assets.

The increase in tangible stockholders’ equity reflects total contributions to capital of $562.0 million over the eighteen-month period, and the issuance of 3.6 million shares of the Company’s common stock totaling $66.1 million in connection with the Long Island Financial transaction. Reflecting the strength of our tangible capital, we maintained our cash dividend at $0.25 per quarter throughout the year.

While our balance sheet at December 31, 2005 reflects these achievements, our income statement primarily reflects the negative impact of the interest rate environment on our net interest income, which declined $209.3 million year-over-year to $572.0 million, in tandem with a 97-basis point reduction in our net interest margin to 2.64%. The contraction of our net interest income and net interest margin was primarily attributable to the following factors: (1) the significant rise in short-term interest rates, which coincided with our efforts to increase deposits, and contributed to a 95-basis point increase in our cost of funds; and (2) the comparatively low level of market interest rates, which limited the yields on our new loan production while also inhibiting loan refinancing and, therefore, prepayment penalties.

While our net interest income declined in 2005, the reduction was partially tempered by our having recorded non-interest income of $121.1 million versus a non-interest loss of $44.2 million in 2004. The 2004 amount reflects the impact of two non-recurring charges: a pre-tax net loss of $157.2 million on the sale of securities in connection with the repositioning of the balance sheet at the end of the second quarter; and a pre-tax loss of $8.2 million on the other-than-temporary impairment of certain perpetual preferred FNMA securities. While fee income declined $2.3 million in 2005 from the prior-year level, the reduction was substantially offset by a $3.9 million increase in other income, net securities gains of $3.0 million, and a $6.0 million net gain on the sale of certain bank-owned properties.

The revenues we generated in 2005 were partly offset by a $43.3 million increase in non-interest expense to $248.4 million, reflecting a $43.0 million increase in operating expenses to $236.6 million and a $293,000 increase in the amortization of core deposit intangibles (“CDI”) to $11.7 million. In the fourth quarter of 2005, we recorded a pre-tax charge of $36.6 million to reflect the allocation of Employee Stock Ownership Plan (“ESOP”) shares in connection with the acquisition of Long Island Financial (referred to hereafter as the “merger-related charge.”) In addition to the merger-related charge, the rise in operating expenses was largely attributable to staff expansion, and to a year-over-year increase in occupancy and equipment expense. During the year, we continued to make improvements to our branch network, and to expedite customer service by upgrading our information technology.

The merger-related charge was equivalent to $34.0 million, or $0.13 per diluted share, on an after-tax basis, and reduced our 2005 net income to $292.1 million, or $1.11 per diluted share. Because the acquisition of Long Island Financial was completed on the last business day of December, its contribution to earnings did not commence until January 2006.

Critical Accounting Policies

We have identified the accounting policies below as being critical to understanding our financial condition and results of operations. Certain accounting policies are considered to be important to the portrayal of our financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of our consolidated financial statements to these critical accounting policies, and the judgments, estimates, and assumptions used therein, could have a material impact on our financial condition or results of operations.

Allowance for Loan Losses

The allowance for loan losses is increased by the provisions for loan losses charged to operations and reduced by net charge-offs or reversals. A separate loan loss allowance is established for each of the Community Bank and the Commercial Bank and, except as otherwise noted, the process for establishing the allowance for loan losses is the same for each.

Management establishes the allowances for loan losses through an assessment of probable losses in each of the respective loan portfolios. Several factors are considered in this process, including historical and projected default rates and loss severities; internal risk ratings; loan size; economic, geographic, industry, and environmental factors; and loan impairment, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures.” Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan. We apply SFAS Nos. 114 and 118 to all loans except smaller balance homogenous loans and loans carried at fair value or the lower of cost or fair value.

In establishing the loan loss allowances, management also considers the Banks’ current business strategies and credit processes, including compliance with stringent guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

In accordance with the pertinent policies, the allowances for loan losses are segmented to correspond to the various types of loans in the loan portfolios. These loan categories are assessed with specific emphasis on the internal risk ratings, underlying collateral, credit underwriting, loan size, and geographic area. These factors correspond to the respective levels of quantified and inherent risk.

The assessments take into consideration loans that have been adversely rated, primarily through the valuation of the collateral supporting each loan. “Adversely rated” loans are loans that are either non-performing or that exhibit certain weaknesses that could jeopardize payment in accordance with the original terms. Larger loans are assigned risk ratings based upon a routine review of the credit files, while smaller loans exceeding 90 days in arrears are assigned risk ratings based upon an aging schedule. Quantified risk factors are assigned for each risk-rating category to provide an allocation to the overall loan loss allowance.

The remainder of each loan portfolio is then assessed, by loan type, with similar risk factors being considered, including the borrower’s ability to pay and our past loan loss experience with each type of loan. These loans are also assigned quantified risk factors, which result in allocations to the allowances for loan losses for each particular loan or loan type in the portfolio.

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors or the Credit Committee of the Board of Directors of the Commercial Bank, as applicable. Each of the independent directors who serve on these committees has had more than 30 years of complementary experience.

Other factors and processes considered in determining the appropriate level of the allowances for loan losses include, but are not limited to:

1.	End-of-period levels and observable trends in non-performing loans;

2.	Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

3.	Periodic inspections of the loan collateral by qualified in-house property appraisers/inspectors, as applicable;

4.	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

5.	Full assessment by the pertinent Board of Directors of the aforementioned factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses; and

6.	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

While management uses available information to recognize losses on loans, future additions to the respective loan loss allowances may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations.

Investment Securities

The securities portfolio consists of mortgage-related securities and debt and equity (“other”) securities. Securities that are classified as “available for sale” are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the positive intent and ability to hold to maturity are classified as “held to maturity” and are carried at amortized cost.

The market values of our securities, particularly fixed-rate mortgage-related securities, are affected by changes in market interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If we deem any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If the fair value of a reporting unit exceeds its carrying amount at the time of testing, the goodwill of the reporting unit is not considered impaired. According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

For the purpose of goodwill impairment testing, we have identified one reporting unit. We performed our annual goodwill impairment test as of January 1, 2005, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of our common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment. In addition, we found no indication of goodwill impairment when we performed our annual goodwill impairment test as of January 1, 2006.

Income Taxes

We estimate income taxes payable based on the amount we expect to owe the various tax authorities (i.e., federal, state, and local). Income taxes represent the net estimated amount due to, or to be received from, such taxing authorities. In estimating income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of our tax position. In this process, management also relies on tax opinions, recent audits, and historical experience. Although we use available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing our overall tax position.

Balance Sheet Summary

We recorded total assets of $26.3 billion at December 31, 2005, signifying a $2.2 billion, or 9.3%, increase from the balance recorded at December 31, 2004. Included in the year-end 2005 amount were the assets acquired in the Long Island Financial transaction, which totaled $588.7 million.

During 2005, we continued to enhance the quality of our asset mix and our market risk profile, by utilizing the cash flows from securities and an increase in deposits to grow our loan portfolio. As a result, total loans rose $3.6 billion, or 27.1%, over the course of the year, to $17.0 billion, while total securities declined $1.4 billion, or 20.4% to $5.6 billion. While the Long Island Financial transaction contributed loans of $253.0 million, the growth of the loan portfolio was substantially fueled by organic loan production, with originations totaling $6.3 billion in 2005. At December 31, 2005, loans and securities represented 64.8% and 21.4%, respectively, of total assets, in contrast to 55.7% and 29.5%, respectively, at December 31, 2004.

The quality of our assets was reflected in a modest level of charge-offs and year-over-year improvements in the ratios of non-performing assets and loans to total assets and loans. Charge-offs totaled $21,000 in 2005, and consisted entirely of consumer and unsecured loans that had been acquired in merger transactions. Non-performing assets represented 0.11% of total assets at December 31, 2005, a one-basis point improvement from the year-earlier measure, while non-performing loans represented 0.16% of total loans, an improvement of five basis points. In addition, the allowance for loan losses rose $1.7 million year-over-year to $79.7 million, reflecting the loan loss allowance acquired in connection with the Long Island Financial transaction.

On the liability side of the balance sheet, we intensified our focus on funding, both expanding and diversifying our sources of funds. While wholesale borrowings (defined as FHLB-NY advances and repurchase agreements) totaled $9.7 billion at year-end 2005, representing a modest rise of $382.4 million, deposits rose $1.7 billion, or 16.4%, to $12.1 billion. The Long Island Financial transaction contributed wholesale borrowings of $71.0 million and deposits of $425.9 million to the respective totals; $347.2 million, or 81.5%, of the deposits acquired in the transaction were core deposits, and included $99.6 million of non-interest-bearing accounts.

Stockholders’ equity rose $138.5 million year-over-year to $3.3 billion, partially reflecting our issuance of 3.6 million shares totaling $66.1 million in connection with the acquisition of Long Island Financial. The year-end 2005 balance was equivalent to 12.65% of total assets and a book value of $12.43 per share based on 267,594,393 shares.

Loans

Loans are, and have historically been, the Company’s principal asset, with multi-family loans long representing our primary lending niche. We are the leading producer of multi-family loans for portfolio in New York City, with an emphasis on loans secured by buildings that are rent-controlled or –stabilized. In 2005, 51.5% of the city’s rental housing market consisted of such rent-regulated buildings, consistent with the percentage reported for 2004.

To diversify our lending mix, we also originate commercial real estate and construction loans on properties throughout the New York metropolitan region, but primarily in New York City and Nassau and Suffolk Counties on Long Island. We also originate one-to-four family loans, but on a pass-through basis only, selling such loans to a third-party conduit shortly after the loans are closed.

With the acquisition of Long Island Financial at the end of December, we acquired a modest portfolio of commercial business loans to small and mid-size businesses. In connection with the pending acquisition of Atlantic Bank, a commercial bank with 17 branches in Manhattan, Queens, Brooklyn, Westchester County, and Nassau County, the portfolio is expected to grow, and our marketplace to expand.

Our loan portfolio totaled $17.0 billion at December 31, 2005, signifying a a $3.6 billion, or 27.1%, increase from the balance recorded at December 31, 2004. Although the Long Island Financial transaction contributed loans of $253.0 million to the year-end 2005 total, the year-over-year increase was primarily fueled by organic loan production, with 2005 originations totaling $6.3 billion, up $291.1 million from the prior-year amount. Multi-family loan originations accounted for 73.5% of 2005 loan production, with commercial real estate and construction loans accounting for 13.3% and 10.3%, respectively. The growth of the loan portfolio was partly tempered by repayments totaling $2.7 billion and sales of one-to-four family loans totaling $263.9 million over the course of the year. Primarily reflecting the manner in which the vast majority of our multi-family, commercial real estate, and construction loans are structured, 87.0% of our loan portfolio consisted of adjustable-rate credits, with fixed rate loans accounting for the remaining 13.0%.

The following table summarizes our loan production for the twelve months ended December 31, 2005 and 2004:

Loan Origination Analysis

	2005		2004
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations:
Multi-family	$4,651,040	73.45%	$4,210,430	69.70%
Commercial real estate	840,063	13.27	1,042,234	17.26
Construction	653,322	10.32	571,019	9.45
1-4 family	96,219	1.52	145,475	2.41

Total mortgage loan originations	$6,240,644	98.56%	$5,969,158	98.82%

Other loan originations	91,000	1.44	71,370	1.18

Total loan originations	$6,331,644	100.00%	$6,040,528	100.00%

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2005:

Loan Portfolio Analysis

	At December 31,
	2005		2004		2003		2002		2001
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loans:
Multi-family	$12,854,188	75.49%	$9,839,263	73.45%	$7,368,155	70.18%	$4,494,332	81.88%	$3,255,167	60.23%
Commercial real estate	2,888,294	16.96	2,140,770	15.98	1,445,048	13.76	533,327	9.71	561,944	10.40
Construction	856,651	5.03	807,107	6.03	643,548	6.13	117,013	2.13	152,367	2.82
1-4 family	254,510	1.49	506,116	3.78	730,963	6.96	265,724	4.84	1,318,295	24.40

Total mortgage loans	16,853,643	98.97	13,293,256	99.24	10,187,714	97.03	5,410,396	98.56%	5,287,773	97.85

Other loans	175,493	1.03	102,455	0.76	311,634	2.97	78,787	1.44	116,878	2.15

Total mortgage and other loans	17,029,136	100.00%	13,395,711	100.00%	10,499,348	100.00%	5,489,183	100.00%	5,404,651	100.00%

Unearned discounts	—		—		—		19		91
Net deferred loan origination (fees) costs	(734)		333		1,023		(5,130)		(3,055)
Allowance for loan losses	(79,705)		(78,057)		(78,293)		(40,500)		(40,500)

Loans, net	$16,948,697		$13,317,987		$10,422,078		$5,443,572		$5,361,187

The following table presents a geographic analysis of the Company’s multi-family, commercial real estate, and construction loan portfolios at December 31, 2005:

Geographic Analysis of the Loan Portfolio

	At December 31, 2005
	Multi-Family		Commercial Real Estate		Construction
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Manhattan	$4,615,932	35.91%	$1,055,206	36.54%	$49,106	5.73%
Brooklyn	1,881,973	14.64	272,135	9.42	248,584	29.02
Bronx	1,564,225	12.17	116,882	4.05	6,222	0.73
Queens	1,447,954	11.26	371,340	12.86	122,828	14.33
Staten Island	98,799	0.77	34,403	1.19	56,606	6.61
Long Island	310,645	2.42	697,287	24.14	275,709	32.18
Other New York State & New Jersey	1,541,038	11.99	247,960	8.58	92,230	10.77
All other states	1,393,622	10.84	93,081	3.22	5,366	0.63

Total	$12,854,188	100.00%	$2,888,294	100.00%	$856,651	100.00%

Multi-family Loans

Multi-family loans totaled $12.9 billion at December 31, 2005, representing 75.5% of loans outstanding, up from $9.8 billion, representing 73.5% of loans outstanding, at December 31, 2004. The 30.6% increase largely reflects twelve-month originations of $4.7 billion, which exceeded the prior-year volume by $440.6 million, or 10.5%.

At December 31, 2005, $11.9 billion, or 92.0% of our multi-family loans were secured by rental apartment buildings and $1.0 billion, or 8.0%, were secured by underlying mortgages on cooperative apartment buildings. Nearly 75% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest percentage, 35.9%. Another 12.0% of multi-family loans were secured by buildings in other parts of New York State or New Jersey, with the remaining 10.8% secured by buildings outside our immediate market, many of which are owned by borrowers we have made loans to successfully within our local marketplace.

We primarily base the amount of the multi-family loans we originate on the current cash flows produced by the building, utilizing the income method of appraising the properties, rather than the sales method, which is subject to fluctuations in real estate market conditions and the general economy. We also consider a variety of other factors, including the value and condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio, which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The amount of a multi-family loan may represent no more than 80% of the lower of the appraised value or the sales price of the underlying properties, with an amortization period of up to 30 years. We also require a minimum debt service coverage ratio of 120% on multi-family buildings, although a 130% minimum is more typical of our multi-family credits, and a security interest in the personal property at the premises and an assignment of rents. At December 31, 2005, the multi-family loan portfolio had an average balance of $3.6 million and an average loan-to-value ratio of 61.1%. At December 31, 2004, the average principal balance and loan-to-value ratio were $2.9 million and 57.6%, respectively.

In addition to qualifying a multi-family loan on the basis of the building’s income and condition, we also consider the borrower’s credit history, profitability, and building management expertise. Because of our longevity in the multi-family market and the tendency of borrowers to refinance, we also consider our own prior experience with the owner of the property. Borrowers are required to present evidence of the ability to repay the mortgage from the building’s rent rolls, and a history of making mortgage payments in accordance with the terms of prior and existing loans. In assessing the creditworthiness of the borrower, we also generally review his or her financial statements and related documents.

Multi-family loans are typically made to long-term property owners who utilize the funds they borrow to make improvements to the building and the apartments within. Our multi-family loans generally feature a term of ten years, with a fixed rate of interest for the first five years of the mortgage, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the five-year CMT) plus a margin of 150 basis points; during years six through ten, the borrower has the option of selecting a monthly adjustable rate that is currently 250 basis points above the prime rate of interest, as reported in The New York Times, or a fixed rate that is currently 275 basis points above the five-year CMT. The latter option also requires the payment of one point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate in the initial five-year term.

As improvements are made to the collateral property, regulations permit an increase in the rents on the apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner typically opts to refinance the mortgage, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing, and borrowers typically refinancing well before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.3 years at December 31, 2005.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the original loan balance. While such penalties clearly represent a potential source of income, they also serve as a useful negotiating tool. Because a portion of the loans in the portfolio tend to refinance with us, the potential for future portfolio growth is enhanced with every new loan we originate.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family loans is the consistent quality of these assets: We have not had a loss of principal on a multi-family loan in our niche for more than twenty-five years. We generally consider multi-family loans to involve a modest degree of credit risk as compared to other types of credits, since the loans we make are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and because the rents are typically below market, occupancy levels remain more or less constant, even during times of economic adversity.

The approval process for multi-family loans is also highly efficient, typically taking a period of four to eight weeks. We have been originating multi-family loans for several decades and were one of the few banks in the region to continue producing such loans during the last downturn in the economic cycle, two decades ago. Our success in this lending niche reflects the solid relationships we have developed during this time with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of lending on the cash flows produced by the buildings collateralizing these loans. Because the multi-family market is largely broker-driven, the process of producing such loans is significantly expedited and the attendant expenses substantially reduced.

Commercial Real Estate Loans

Commercial real estate loans totaled $2.9 billion at December 31, 2005, representing 17.0% of total loans outstanding and a $747.5 million, or 34.9%, increase from the balance recorded at December 31, 2004. In addition to $174.8 million of commercial real estate loans acquired in the Long Island Financial transaction, the increase reflects twelve-month originations totaling $840.1 million, a decline of $202.2 million from the prior-year amount.

The majority of our commercial real estate loans are secured by retail shopping centers anchored by national credit-rated tenants and by office and mixed-use buildings. At December 31, 2005, 64.1% of our commercial real estate loans were secured by properties in New York City, with properties on Long Island accounting for another 24.1%.

We structure our commercial real estate loans along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT plus a margin of 150 basis points. For years six through ten, the borrower has the option of selecting a monthly adjustable rate that is currently 250 basis points above the prime rate of interest, or a fixed rate that is currently 300 basis points above the five-year CMT. The latter option also requires the payment of one point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points generally being charged on loans that refinance in the first year, scaling down to one percentage point on loans that refinance in year five. Our commercial real estate loans also tend to refinance within five years of origination, and the expected weighted average life of the portfolio was 3.1 years at December 31, 2005.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the properties. In addition, a decline in real estate values or in economic conditions could have a greater impact on the ability to repay a commercial real estate loan than a residential mortgage loan. To minimize the risk involved, we originate commercial real estate loans in adherence with stringent underwriting standards, and require that such loans qualify on the basis of the property’s income stream and debt service coverage ratio. Accordingly, the amount of each loan is based upon the net operating income produced by the collateral property, and may not exceed 75% of the appraised value thereof, although 65% is more typical of the commercial real estate loans we produce. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and requires a debt service coverage ratio of at least 120%. At December 31, 2005, our portfolio of commercial real estate loans had an average principal balance of $2.8 million and an average loan-to-value ratio of 57.8%. The origination of commercial real estate loans generally requires a security interest in the personal property and/or an assignment of the rents and/or leases.

Construction Loans

The construction loan portfolio totaled $856.7 million at December 31, 2005, representing 5.0% of total loans outstanding and a $49.5 million, or 6.1%, increase from the year-end 2004 amount. The increase was fueled by twelve-month originations totaling $653.3 million, up $82.3 million from the prior-year volume, and also reflects $13.7 million of construction loans acquired in the Long Island Financial transaction. The increase in construction loans reflects the efficacy of the relationships we have developed with several of our region’s leading developers and builders or that were developed by our merger partners in the past. At December 31, 2005, 32.2% of our construction loans were for construction and development on Long Island, with the five boroughs of New York City accounting for 56.4%, combined.

Residential subdivision loans are typically originated for terms of 18 to 24 months, with a prime-based floating rate of interest. Such loans have had a strong credit history, with no losses recorded for more than a decade; they also generate fee income in the form of points that are amortized over the life of the loan.

We also originate loans for the construction of owner-occupied one-to-four family homes under contract and, to a lesser extent, for the acquisition and development of commercial real estate and multi-family properties. These loans are also comparatively short-term in nature, ranging up to three years for one-to-four family home construction and up to two years for the development of commercial and multi-family properties. Such loans feature a daily floating prime-based index and have a minimum floor.

Because construction and development loans are generally considered to have a higher degree of credit risk than loans on multi-family buildings, borrowers are required to provide a personal guarantee during construction and a permanent loan commitment. The risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value upon completion of construction, as compared to the estimated cost of construction, including interest, and upon the estimated time to sell or lease such properties. If the estimate of value proves to be inaccurate, or the length of time to sell or lease it is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan.

When applicable, it is our practice to require that residential properties be pre-sold or that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of the loan we make. In some cases, we ourselves may provide permanent financing.

One-to-four Family Loans

Since December 1, 2000, we have maintained a policy of originating one-to-four family loans on a pass-through basis only. Applications are taken and processed by a third-party conduit, and the loans are sold to the conduit or its affiliates, without recourse, servicing-released, shortly after they close.

In connection with this practice, we have entered into a private-label program for the origination of one-to-four family and home equity loans under a mortgage origination assistance agreement with a nationally recognized third-party mortgage originator (the “conduit”). Under this program, we utilize the conduit’s Internet and telephone platforms to originate one-to-four family and home equity loans, based on defined underwriting criteria that we have approved. The loans are marketed through our branch network and our web site, and are intended to serve our existing customers and attract new ones, as well. We fund the loans directly and, under a separate loan and servicing rights purchase and sale agreement with the conduit, have the option of retaining the loans for portfolio, selling the loans to a third-party investor, or delivering the loans to the conduit at an agreed-upon price. The conduit pays us a fee at the time a loan is delivered, which exceeds the fee we pay to the conduit for processing the loan. The fee income produced by each transaction is recorded as “other non-interest income.” In 2005 and 2004, respectively, we originated $96.2 million and $145.5 million of one-to-four family and home equity loans that were subsequently sold to a third-party conduit.

Reflecting the conduit policy, repayments, and the bulk sale of one-to-four family loans totaling $170.7 million in the second quarter, the balance of one-to-four family loans declined $251.6 million, or 49.7%, from the year-end 2004 level, to $254.5 million, representing 1.5% of total loans, at December 31, 2005. The portfolio consists largely of seasoned loans that were acquired in our various merger transactions or were originated before the adoption of the conduit policy. At December 31, 2005, the one-to-four family loan portfolio had an average principal balance of $88,000 and an average loan-to-value ratio of 31.0%.

In addition to ensuring that our customers are provided with an extensive range of one-to-four family products, the conduit arrangement supports two of our primary objectives: reducing our exposure to interest rate and credit risk, and promoting our efficiency. One-to-four family loans have tended to be more susceptible to economic adversity and fluctuating interest rates than our multi-family credits; in addition, they are more costly to originate and service than our multi-family loans. The conduit arrangement effectively eliminates the risks involved in one-to-four family lending, and substantially mitigates the higher costs involved.

Other Loans

While mortgage loans represent the vast majority of our loans outstanding, we also offer a variety of other loans. Other loans rose $73.0 million, or 71.3%, year-over-year to $175.5 million, primarily reflecting the addition of Long Island Financial’s loan portfolio. Commercial business loans accounted for $152.6 million, or 87.0%, of the year-end 2005 balance, and included $52.8 million of commercial business loans that were acquired in the Long Island Financial transaction. By comparison, we recorded $89.1 million of commercial business loans at December 31, 2004.

As a result of the Long Island Financial transaction, we have enhanced our ability to provide such commercial loan products as term loans, demand loans, revolving credit loans, and loans that are guaranteed in part by the Small Business Administration. A broad range of commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion, and for the purchase of machinery and equipment. The purpose of the loan is considered in determining its term and structure; the pricing is either equal, or tied, to the prime rate of interest.

The remainder of the portfolio of other loans consists of home equity loans and lines of credit, which are originated on a pass-through basis, as well as a variety of consumer loans, most of which were originated by our merger partners prior to their joining the Company.

Lending Authority

The loans we originate are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies and procedures approved by the Mortgage and Real Estate Committee of the Board of Directors of the Community Bank (the “Mortgage Committee”), the Credit Committee of the Board of Directors of the Commercial Bank (the “Credit Committee”), and the respective Boards of Directors as a whole. In addition to the loans that we ourselves have originated, the portfolio consists of loans acquired in our merger transactions. We generally do not purchase whole mortgage loans or loan participations.

In accordance with the Community Bank’s policies, all loans of $10.0 million or more must be reported to the Board of Directors. In 2005, 102 such loans were produced by the Community Bank.

We also place a limit on the amount of loans that may be made to one borrower. At December 31, 2005, the largest concentration of loans to one borrower consisted of a financing package provided by the Community Bank to Riverbay Corporation – Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under the Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of New York State. At origination, the financing consisted of a multi-family loan in the amount of $240.0 million and a construction loan of the same amount. At December 31, 2005, $61.0 million of the construction loan had been advanced, bringing the outstanding loan amount to $301.0 million, representing the largest loan in our portfolio at year-end 2005.

The multi-family loan was originated on September 30, 2004 for a term of 20 years, with a rate of interest of 5.20% in years one through five; 6.20% in years six through ten; 6.70% in years 11 through 15; and a floor of 6.70% in years 16 through 20. The construction loan features a floating rate of interest equal to 150 basis points above prime. On each anniversary of the original loan, the funds advanced under the construction component during the prior twelve-month period are to be combined with the multi-family loan. Accordingly, $60.0 million of construction loan advances were combined with the multi-family loan at December 31, 2005. The multi-family loan thus amounted to $300.0 million and the construction loan had $1.0 million outstanding against a $180.0 million commitment at December 31, 2005. Construction advances are made as various states of construction are completed, as certified by a consulting engineer engaged by the Company.

The combined credit of $480.0 million is within the Community Bank’s loans-to-one-borrower limitation, and both components of the financing package were performing in accordance with their terms at year-end 2005.

Loan Maturity and Repricing

The following table sets forth the maturity or period to repricing of our loan portfolio at December 31, 2005. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization totaled $2.7 billion in 2005.

	Mortgage and Other Loans at December 31, 2005
(in thousands)	Multi-Family	Commercial Real Estate	Construction	One-to-Four Family	Other	Total Loans
Amount due:
Within one year	$ 579,449	$ 232,988	$818,435	$ 34,509	$147,332	$ 1,812,713
After one year:
One to five years	8,757,756	1,515,301	38,216	78,473	16,484	10,406,230
Over five years	3,516,983	1,140,005	—	141,528	11,677	4,810,193

Total due or repricing after one year	12,274,739	2,655,306	38,216	220,001	28,161	15,216,423

Total amounts due or repricing, gross	$12,854,188	$2,888,294	$856,651	$254,510	$175,493	$17,029,136

The following table sets forth, as of December 31, 2005, the dollar amount of all loans due after December 31, 2006, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2006
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$1,257,791	$11,016,948	$12,274,739
Commercial real estate	644,490	2,010,816	2,655,306
Construction	38,216	—	38,216
One-to-four family	179,851	40,150	220,001

Total mortgage loans	2,120,348	13,067,914	15,188,262
Other loans	26,788	1,373	28,161

Total loans	$2,147,136	$13,069,287	$15,216,423

Outstanding Loan Commitments

At December 31, 2005, we had outstanding loan commitments of $1.9 billion, underscoring our focus on extending the growth of our loan portfolio. In 2006, we expect to maintain our emphasis on multi-family lending, while complementing such credits with commercial real estate and construction loans. Building on the expertise acquired in the Long Island Financial and pending Atlantic Bank transactions, we also expect to further enhance our mix of assets by increasing our portfolio of commercial business loans to small and mid-size businesses.

In addition to our commitments to originate loans, we also had commitments to issue financial and performance stand-by letters of credit of $3.2 million and $9.3 million, featuring terms of one year and one to three years, respectively. Financial stand-by letters of credit obligate us to guarantee payment of a specific financial obligation on behalf of certain borrowers, while performance stand-by letters of credit obligate us to make payments in the event that a specified third party fails to perform under certain non-financial contractual obligations. The fees we collect in connection with the issuance of stand-by letters of credit are included in “fee income” in the Consolidated Statements of Income and Comprehensive Income. Please see “Contractual Obligations and Off-balance-sheet Commitments” later in this report for a further discussion of financial and performance stand-by letters of credit.

The volume of loans produced in 2006 will depend on several factors, including the level and direction of market interest rates and their impact on refinancing activity; the availability and cost of funds; competition from other banks and non-financial institutions for loans and deposits; and the level of loan demand.

Asset Quality

In 2005, our performance continued to be distinguished by a strong level of asset quality. In addition to charging off consumer and unsecured loans in the modest amount of $21,000, we reduced our ratios of non-performing assets to total assets and of non-performing loans to total loans.

At December 31, 2005 and 2004, we recorded non-performing assets of $28.9 million and $28.7 million, which were equivalent to 0.11% and 0.12% of total assets at the respective dates. Non-performing loans accounted for $27.6 million and $28.1 million of the respective year-end totals, and represented 0.16% and 0.21% of total loans. Included in non-performing loans at year-end 2005 were non-accrual mortgage loans of $15.6 million, non-accrual other loans of $1.3 million, and a $10.7 million construction loan that was still accruing interest.

Non-performing loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee, the Credit Committee, and the Boards of Directors of the Banks. When necessary, non-performing loans are written down to their current appraised values, less certain transaction costs. Outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to borrowers who are delinquent in paying their loans.

A loan generally is classified as a “non-accrual” loan when it is 90 days past due and management has determined that the collectibility of the entire loan is doubtful. When a loan is placed on “non-accrual” status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible. In 2005 and 2004, the amount of interest income that would have been recorded on non-accrual loans had they been current was $2.8 million and $1.7 million, respectively.

Properties that are acquired through foreclosure are classified as “other real estate owned,” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. At December 31, 2005, other real estate owned consisted of four properties totaling $1.3 million, as compared to three properties totaling $566,000 at December 31, 2004.

It is our policy to require an appraisal of such properties shortly before foreclosure and to re-appraise the properties on an as-needed basis until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the condition of the property. Other real estate owned is generally titled in the name of a wholly-owned bank subsidiary, which manages the property while it is being offered for sale. We are currently in the process of marketing the four properties acquired by foreclosure at prices that exceed their respective carrying values, and therefore do not expect to incur a loss of principal when such properties are sold.

The $21,000 of charge-offs we recorded in 2005, as well as the $236,000 of charge-offs we recorded in the prior year’s fourth quarter, consisted entirely of consumer and unsecured loans that had been acquired in merger transactions. Prior to the fourth quarter of 2004, we recorded no net charge-offs for forty consecutive quarters, beginning in the fourth quarter of 1994. While the quality of the loan portfolio has been due in part to the relative strength of our local economy and real estate market, it also stands as a testament to the strength of our credit standards, and the consistency with which we have adhered to these standards while growing our loan portfolio.

In the case of multi-family and commercial real estate loans, we look first at the consistency of the cash flows being generated to determine the property’s economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value being the value more typically used.

The condition of the collateral property is another critical factor. Every multi-family building and commercial real estate property is inspected from rooftop to basement as a prerequisite to approval by executive management and the Mortgage or Credit Committee, as applicable. In addition, a member of the Mortgage or Credit Committee participates in inspections on every multi-family loan in excess of $3.0 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on every commercial real estate loan in excess of $2.0 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers, perform appraisals on every multi-family and commercial real estate property.

In addition, the loans we make have been brought to us by a select group of mortgage brokers who are familiar with our credit standards and have worked with our lending officers over the course of ten or more years.

To further minimize credit risk, our lending policies limit the amount of credit granted to any one borrower and require a minimum debt service coverage ratio of 120%. Although we typically will lend up to 80% of the appraised value on multi-family buildings and up to 75% on commercial properties, the average loan-to-value ratio of such credits at December 31, 2005 was considerably lower, amounting to 61.1% and 57.8%, respectively. Exceptions to these loan-to-value limitations may be made on a case-by-case basis, and require the approval of the Mortgage Committee or Credit Committee, as applicable.

The construction loan portfolio also reflects Board involvement, with a member of the pertinent committee participating in inspections on every loan exceeding $2.0 million, and every construction loan requiring the approval of the Mortgage or Credit Committee, as applicable. The loans in this portfolio have been stringently underwritten, and are primarily made to well-established builders who have worked with us or our merger partners in the past. We typically will lend up to 75% of the estimated market value, and up to 80% in the case of home construction loans to individuals. With respect to commercial construction loans, which are not our primary focus, we typically will lend up to 65% of the estimated market value of the property.

Credit risk is also reduced through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

As a result of the Long Island Financial transaction, we have increased our production of commercial business loans. Such loans are typically underwritten on the basis of the cash flows produced by the business, and are generally collateralized by such business assets as inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying the loans may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the business’ results. Accordingly, personal guarantees are also a normal requirement for commercial business loans.

Our loan portfolio has been deliberately structured to reduce our exposure to both credit and interest rate risk. The vast majority of the loans in our portfolio are intermediate-term credits, with multi-family and commercial real estate loans typically repaying or refinancing within three to five years of origination, and the duration of construction loans ranging up to 36 months, with 18 to 24 months more the norm. All three types of mortgage loans have a solid performance record, with no losses on principal recorded for more than 25 years in the case of our multi-family credits and more than ten years in the case of our commercial real estate and residential subdivision construction loans. Furthermore, our multi-family loans are largely secured by rent-regulated buildings, which tend to maintain a high level of occupancy, even in difficult economic times.

Historically, our portfolios of multi-family, commercial real estate, and construction loans have outperformed our one-to-four family credits; accordingly, we have been originating one-to-four family loans on a pass-through basis, selling them to a third-party conduit shortly after closing, without recourse. To further reduce our exposure to the credit risk inherent in such assets, we sold $170.7 million of one-to-four family loans from our portfolio in the second quarter of 2005.

The procedures we follow with respect to delinquent loans are consistent across all categories, with a late charge being assessed after fifteen days of delinquency, and a notice mailed the same day. We then attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure, we attempt to obtain full payment, and will also work out a repayment schedule to avoid foreclosing on the property.

While we strive to originate loans that will perform fully, the absence of delinquencies or losses cannot be guaranteed. The ability of a borrower to fulfill his or her obligations may be impacted by various factors, including a change in personal circumstances or a downturn in local real estate values or the economy. To minimize the impact of credit risk, we maintain coverage through an allowance for loan losses, which may be increased through the provision for loan losses charged to operations, or reduced through charge-offs or reversals.

At December 31, 2005, our consolidated allowance for loan losses totaled $79.7 million, as compared to $78.1 million at December 31, 2004. The Long Island Financial transaction contributed $1.7 million to the year-end 2005 balance, which also reflected the $21,000 of charge-offs recorded during the year. Although Long Island Financial had an allowance for loan losses of $4.9 million at the time of the transaction, $3.2 million of this amount was subtracted from the balance of loans acquired, in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” At December 31, 2005 and 2004, our consolidated allowance for loan losses represented 0.47% and 0.58%, respectively, of total loans and 289.17% and 277.31%, respectively, of non-performing loans.

The manner in which the allowance for loan losses is established, and the assumptions made in that process, are considered critical to our financial condition and results. Such assumptions are based on judgments that are difficult, complex, and subjective, regarding various matters of inherent uncertainty. Accordingly, the policies that govern our assessment of the allowance for loan losses are considered “Critical Accounting Policies” and are discussed under that heading earlier in this report.

The following table presents information regarding the consolidated allowance for loan losses and non-performing assets at each year-end in the five years ended December 31, 2005:

Asset Quality Analysis

	At December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Allowance for Loan Losses:
Balance at beginning of year	$78,057	$78,293	$40,500	$40,500	$18,064
Allowance acquired in merger transactions	1,669	—	37,793	—	22,436
Charge-offs	(21)	(236)	—	—	—

Balance at end of year	$79,705	$78,057	$78,293	$40,500	$40,500

Non-performing Assets:
Non-accrual mortgage loans	$15,551	$23,567	$32,344	$11,915	$10,604
Other non-accrual loans	1,338	4,581	1,994	—	—
Loans 90 days or more delinquent and still accruing interest	10,674	—	—	4,427	6,894

Total non-performing loans	27,563	28,148	34,338	16,342	17,498
Other real estate owned	1,294	566	92	175	249

Total non-performing assets	$28,857	$28,714	$34,430	$16,517	$17,747

Ratios:
Non-performing loans to total loans	0.16%	0.21%	0.33%	0.30%	0.33%
Non-performing assets to total assets	0.11	0.12	0.15	0.15	0.19
Allowance for loan losses to non-performing loans	289.17	277.31	228.01	247.83	231.46
Allowance for loan losses to total loans	0.47	0.58	0.75	0.74	0.76

We had no “troubled debt restructurings,” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at any of the dates presented in the preceding table.

Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

The following table sets forth the allocation of the consolidated allowance for loan losses at each year-end in the five years ended December 31, 2005:

Summary of the Allowance for Loan Losses

	2005		2004		2003		2002		2001
(dollars in thousands)	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance	Amount	Percent of Allowance to Total Allowance
Mortgage Loans:
Multi-family	$44,336	55.62%	$41,717	53.44%	$32,130	41.04%	$25,433	62.80%	$21,361	52.74%
Commercial real estate	23,379	29.33	20,434	26.18	18,859	24.09	7,016	17.32	8,150	20.12
Construction	8,281	10.39	9,770	12.52	11,903	15.20	2,104	5.20	3,489	8.62
One-to-four family	1,304	1.64	2,954	3.78	5,462	6.98	2,763	6.82	6,084	15.02
Other loans	2,405	3.02	3,182	4.08	9,939	12.69	3,184	7.86	1,416	3.50

Total loans	$79,705	100.00%	$78,057	100.00%	$78,293	100.00%	$40,500	100.00%	$40,500	100.00%

The preceding allocation is based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report. A different allocation methodology may be deemed to be more appropriate in the future.

Securities

While the growth of the loan portfolio was essential to enhancing our mix of assets, the reduction of the securities portfolio was equally vital to the achievement of this goal. Accordingly, securities declined $1.4 billion, or 20.4%, year-over-year to $5.6 billion at December 31, 2005 and represented 21.4% of total assets, as compared to 29.5% at December 31, 2004. Although the year-end 2005 total was boosted by the acquisition of available-for-sale securities totaling $234.6 million in the Long Island Financial transaction, this amount was substantially offset by repayments totaling $1.2 billion and sales totaling $518.3 million over the course of the year. These cash flows represented a significant source of funding for the growth of the loan portfolio in 2005.

The investment policies of the Company and the Banks are established by the respective Boards of Directors and implemented by their respective Investment Committees, in concert with the Asset and Liability Management Committee of the Company. The Investment Committees generally meet quarterly or on an as-needed basis to review the portfolios and specific securities transactions; in addition, the securities portfolios are reviewed monthly by the Board of Directors of the Company as a whole. In addition, the policies guiding the Company’s and the Banks’ investments are reviewed at least annually by the respective Investment Committees, as well as by the respective Boards. While the policies permit investment in various types of liquid assets, neither the Company nor the Banks currently maintain a trading portfolio.

The types of investments permitted under the investment policies of the Company and the Banks include mortgage-related securities issued and backed by FNMA, the Federal Home Loan Mortgage Corporation (“FHLMC”), and Ginnie Mae (“GNMA”) (collectively, Government-sponsored Enterprises or “GSEs”), and collateralized mortgage obligations (“CMOs”) (collectively, “mortgage-related securities”); as well as U.S. Government agency obligations, municipal bonds, corporate debt obligations (including capital trust notes), and corporate equities (collectively, “other securities”).

While the investment policies of the Company and the Banks permit investment in CMOs issued or sponsored by private issuers, such investments are limited to low-risk securities rated not less than “AA” by at least two nationally recognized rating agencies, and having an average life of seven years or less. Furthermore, the credit ratings of the CMOs in our portfolios are monitored on a regular basis. Our investment policies prohibit the purchase of higher-risk CMOS, defined as those which exhibit significantly greater volatility with regard to estimated average life and price relative to interest rates as compared with standard 30-year fixed-rate securities.

At December 31, 2005, the U.S. Government agency obligations in our portfolios primarily consisted of fixed- and adjustable-rate callable debentures that are generally callable after one year and in three-month intervals thereafter. Capital trust notes primarily consist of notes issued by financial institutions. Such investments represent secondary capital and rank subordinate and junior in right of payment to all indebtedness of the issuing company. The equity securities in our portfolios consist of common and preferred stock of U.S. companies; the preferred stock is redeemable by the issuer, generally after an initial holding period. We benefit from our investment in such stocks due to the tax deductions we receive in connection with the dividends paid by the corporate issuers on such securities.

Depending on management’s intent at the time of purchase, securities are classified as “available for sale” or as “held to maturity.” While available-for-sale securities are intended to generate earnings, they also represent a significant source of cash flows and liquidity for future loan production and for general operating activities. Held-to-maturity securities also serve as a source of earnings and generate cash flows, although they are less liquid than available-for-sale securities.

Available-for-sale securities represented $2.4 billion, or 42.2%, of total securities at December 31, 2005, and were down $728.9 million, or 23.5%, from the balance recorded at December 31, 2004, notwithstanding the addition of the Long Island Financial portfolio. Mortgage-related securities accounted for $2.0 billion and $2.9 billion, respectively, of the year-end 2005 and 2004 totals, while other securities represented the remaining $411.4 million and $207.1 million, respectively. Reflecting the rise in market interest rates over the twelve-month period, the after-tax net unrealized loss on securities available for sale equaled $43.4 million at December 31, 2005 and $20.4 million at December 31, 2004; these amounts are recorded as a component of stockholders’ equity at the respective year-ends.

Held-to-maturity securities declined $714.6 million, or 18.0%, year-over-year, to $3.3 billion, and represented 57.8% of total securities at December 31, 2005. Mortgage-related securities accounted for $1.6 billion and $2.2 billion of the year-end 2005 and 2004 totals, while other securities accounted for $1.7 billion and $1.8 billion, respectively. Included in the latter amounts were U.S. Government agency obligations of $1.2 billion and $1.3 billion, respectively; the remainder of the respective balances consisted of capital trust notes, corporate bonds, and preferred stock.

At December 31, 2005, the estimated weighted average life of the available-for-sale securities portfolio was 4.3 years; the estimated weighted average life of the held-to-maturity securities portfolio was 4.9 years at that date. The mortgage-related securities in the two portfolios, combined, had an expected weighted average estimated life of 3.7 years, and a market value of approximately $3.5 billion.

Other Investments

Bank-owned Life Insurance (“BOLI”)

At December 31, 2005, the Company had a $525.0 million investment in BOLI, as compared to $495.8 million at December 31, 2004. The increase reflects the $8.1 million of BOLI acquired in the Long Island Financial transaction and an increase in the cash surrender value of the underlying policies. The purchase of the BOLI policies (which was intended to offset future employee benefit costs) and the related increase in cash surrender value are included in “other assets” in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value is included in “other non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

Real Estate Joint Venture

In connection with the Roslyn merger, we acquired an investment in a real estate joint venture for the development of a 177-unit residential golf course community in Mount Sinai, New York. An initial investment of $25.0 million was made in 2002 (i.e., prior to the merger), and an additional investment of $11.9 million was made in 2005. These investments, which were made by a subsidiary, Mt. Sinai Ventures, LLC, are classified as “other assets” in the Consolidated Statements of Condition. Both the original and subsequent investment earn a preferred return of 1.0% over the prime rate of interest, while also providing a 50% share of the residual profits. We recognize income from the joint venture as each unit is delivered to the homeowner. The joint venture began delivering units during the first quarter of 2004; at December 31, 2005, 140 of the 177 units had been delivered.

Goodwill and Core Deposit Intangibles (“CDI”)

We recorded goodwill of $2.0 billion at December 31, 2005, up $29.3 million from the balance recorded at December 31, 2004. Although the Long Island Financial transaction contributed goodwill of $42.4 million to the year-end total, the increase was offset by purchase accounting adjustments totaling $13.1 million related to the Roslyn merger. Core deposit intangibles (“CDI”) totaled $86.5 million at year-end 2005, including $10.7 million stemming from the Long Island Financial transaction that will be amortized over a period of ten years on an accelerated basis beginning in the first quarter of 2006. The remainder of the balance reflects the CDI stemming from our mergers with Roslyn Bancorp, Inc. (“Roslyn”) and Richmond County Financial Corp. (“Richmond County”).

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of debt instruments; capital raised through the issuance of stock; and repayments of, and income from, investment securities.

In 2005, the growth of our loan portfolio was funded by the Community Bank, which has four primary funding sources: principal repayments and interest on loans; cash flows from securities repayments and sales; deposits; and wholesale borrowings in the form of FHLB-NY advances and repurchase agreements. In 2006, the Commercial Bank will complement these funding sources with comparable sources of funds.

The cash flows from loan repayments totaled $2.7 billion in 2005, while the cash flows from securities totaled $1.7 billion, including repayments of $1.2 billion and sales of $518.3 million, as previously discussed.

Deposits

We offer an extensive menu of depository accounts featuring a range of terms and rates of interest, including certificates of deposit (“CDs”), as well as savings accounts, NOW and money market accounts, and non-interest-bearing demand deposit accounts (collectively, “core deposits”). Reflecting a combination of organic growth, the benefit of the Long Island Financial transaction, and the use of brokered deposits, total deposits rose $1.7 billion, or 16.4%, year-over-year to $12.1 billion at December 31, 2005. CDs represented $5.2 billion of the year-end 2005 balance, signifying a $1.5 billion, or 39.8%, increase, while core deposits represented $6.9 billion, signifying an increase of $208.1 million, or 3.1%.

While the Long Island Financial transaction accounted for $78.7 million of the increase, the growth in CDs largely reflects the success of our efforts to expand and diversify our sources of funds over the course of the year. In the first quarter of 2005, we established a Premier Banking Group to attract deposits from developers and property owners; in the second quarter, we introduced myBankingDirect.com, an online banking service, to attract deposits from within and beyond our local marketplace. In the third quarter of 2005, we launched a gift campaign to attract and lock in long-term funds at attractive rates of interest. The campaign was extended through the fourth quarter of the year.

While a year-over-year decline in savings accounts tempered the growth in core deposits, the year-end balance reflects the benefit of the Long Island Financial transaction, which contributed core deposits of $347.2 million, including NOW and money market accounts of $145.0 million, savings accounts of $102.6 million, and non-interest-bearing accounts of $99.6 million. In addition, the level of core deposits at year-end 2005 reflects our use of brokered deposits to fund the growth of the loan portfolio.

Included in core deposits at December 31, 2005, were $3.6 billion of NOW and money market accounts, signifying a year-over-year increase of $726.8 million, and $845.9 million of non-interest-bearing accounts, signifying a year-over-year increase of $106.7 million. These increases were partly offset by a $625.3 million decline in savings accounts to $2.4 billion, as customers took advantage of the substantial rise in short-term rates of interest to transfer funds into higher-yielding CDs and money market accounts. Included in the year-end balance of NOW and money market accounts were brokered deposits totaling $1.4 billion. Depending on market conditions, we accept such deposits to support our loan production and to manage our interest rate risk.

The Commercial Bank offers a range of savings, NOW accounts, money market accounts, and CDs, at competitive rates of interest to businesses and consumers, and solicits deposit relationships from government institutions located throughout the region we serve. In addition, the Commercial Bank offers a variety of cash management and demand deposit products, as well as Individual Retirement Accounts and other qualified plan accounts. The Commercial Bank currently does not accept brokered deposits.

CDs in excess of $100,000 are accepted by both the Community Bank and the Commercial Bank, and typically feature preferential rates of interest.

Our ability to attract and retain deposits depends on various factors, with competition, industry consolidation, and the level of short-term interest rates at the top of the list. We vie for deposits and customers by placing an emphasis on convenience and service, with 139 Community Bank locations, 12 Commercial Bank locations, and 159 24-hour ATMs. Our customers also have 24-hour access to their accounts through our bank-by-phone service, and through our web site, www.myNYCB.com.

In addition to 89 traditional branches and three customer service centers, our Community Bank has 47 branches that are located in-store. Our in-store branches represent the largest supermarket banking franchise in the New York metropolitan region, and one of the largest in the Northeast. Because of their proximity to our traditional Community Bank branches, our in-store branches enable us to offer 70 to 80 hours of service a week, in many of the communities we serve. This service model is a key component of our efforts to attract and maintain deposits in a highly competitive marketplace.

We also compete by providing a broad selection of traditional banking products, complemented by an extensive menu of alternative financial services. In addition to checking and savings accounts, CDs, and IRAs, we offer a variety of third-party investment products, including insurance, annuities, and mutual funds. In addition, our practice of originating loans through a third-party mortgage provider enables us to offer our customers a multitude of one-to-four family mortgage and home equity loans.

As a result of these factors, as well as the benefit of our significant community presence, the Community Bank is the second largest thrift depository in Richmond, Nassau, and Queens Counties, with market shares of 21.1%, 9.1%, and 8.2%, respectively. The Community Bank also enjoys a significant share of deposits in several other densely populated markets, including 14.7% of deposits in Bayonne, New Jersey. (Market share information was provided by SNL Financial and is based on deposits held at June 30, 2005.)

Borrowed Funds

Borrowed funds totaled $10.5 billion and $10.1 billion, respectively, at December 31, 2005 and 2004, and consisted of wholesale borrowings, in the form of FHLB-NY advances and repurchase agreements, as well as junior subordinated debentures, senior debt, and preferred stock of subsidiaries.

The Community Bank and the Commercial Bank are members of the FHLB-NY, and each of them has a line of credit with the FHLB-NY. Pursuant to a blanket collateral agreement, our FHLB-NY advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, including loans, securities, and equity shares in certain of our subsidiaries.

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are collateralized by U.S. Government agency obligations and mortgage-related securities, and may be entered into with the FHLB-NY or with a select number of Wall Street brokerage firms. The brokerage firms we utilize are subject to an ongoing financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of principal loss due to default. This review is performed internally and/or by qualified third parties. In addition, a Public Securities Association Master Repurchase Agreement must be executed and on file for each brokerage firm we use.

At December 31, 2005, we recorded wholesale borrowings of $9.7 billion, representing a modest increase from $9.3 billion at December 31, 2004. FHLB-NY advances represented $5.4 billion and $3.4 billion, respectively, of the year-end 2005 and 2004 totals, while repurchase agreements represented $4.3 billion and $5.9 billion, respectively. The level of wholesale borrowings largely reflects our use of such funds to support the record volume of loan production. In addition, the Long Island Financial transaction contributed $71.0 million to the balance of wholesale borrowings at December 31, 2005.

The modest rise in wholesale borrowings is also indicative of our year-long emphasis on diversifying our funding sources to reduce our exposure to interest rate risk in a rising rate environment. In further support of this objective, we extended $2.5 billion of wholesale borrowings to an average call date of two years with an average cost of 3.48% over the course of 2005.

In addition to wholesale borrowings, the year-end 2005 balance of borrowed funds included junior subordinated debentures of $454.2 million (of which $8.4 million were acquired in the Long Island Financial transaction) and other borrowings, consisting of senior debt and preferred stock of subsidiaries, of $357.1 million. At December 31, 2004, these funding sources totaled $446.1 million and $361.5 million, respectively.

In the second quarter of 2003, the Company entered into four interest rate swap agreements, which are reflected in the balance of junior subordinated debentures at December 31, 2005. Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of these agreements, which were designated and accounted for as “fair value hedges” aggregating a notional value of $65.0 million at year-end 2005.

Liquidity, Contractual Obligations and Off-balance-sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by erratic loan and deposit demand.

As discussed under “Sources of Funds,” the loans we produce are funded through four primary sources: (1) the deposits we gather through our extensive branch network, our web site, and our online banking service; (2) the cash flows produced through securities repayments and sales, and the interest income generated by the securities portfolio; (3) principal repayments and interest on loans; and (4) borrowed funds, primarily in the form of wholesale borrowings.

While borrowed funds and the scheduled amortization of securities and loans are generally more predictable funding sources, deposit flows and loan and securities prepayments are less predictable in nature, as they are subject to external factors beyond management’s control. Among these are changes in the economy and local real estate values, competition from other financial institutions, and changes in short- and intermediate-term interest rates.

As previously discussed, our principal investing activity is mortgage loan production, with a primary focus on multi-family lending complemented by the origination of commercial real estate and construction loans. In 2005, a significant portion of the funding for loan production stemmed from securities repayments and sales, as we continued the repositioning of the balance sheet that began in the second quarter of 2004.

The impact of the repositioning is reflected in the Consolidated Statements of Cash Flows. In 2005, the net cash used in investing activities totaled $1.8 billion, with the proceeds from securities repayments and sales totaling $1.7 billion, and loan repayments and sales generating proceeds of $3.0 billion, combined. These sources of funds were deployed into mortgage loan production, with $6.3 billion of loans originated over the course of the year.

The net cash provided by financing activities in 2005 totaled $1.3 billion, reflecting both a $1.3 billion net increase in cash flows from deposits and a $306.6 million net increase in borrowed funds. These items were partly offset by the allocation of $261.1 million for the payment of cash dividends and $1.2 million for share repurchases.

Our investing and financing activities were supported by internal cash flows generated by our operating activities. In 2005, the net cash provided by operating activities totaled $454.2 million.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, operating leases, and the payment of long-term debt. Our most liquid assets are cash and cash equivalents, which totaled $231.8 million at December 31, 2005. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $2.4 billion, and from the Banks’ approved lines of credit with the FHLB-NY.

CDs due to mature in one year or less from December 31, 2005 totaled $4.0 billion. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction levels, the types of products offered, and the competitiveness of our interest rates.

At December 31, 2005, we had a $525.0 million investment in BOLI for which we receive preferential tax treatment. As distributions are made only upon the death of an insured individual in accordance with the underlying policy, the cash flows produced by our BOLI investment are not predictable.

In 2005, the primary sources of funds for the Company on an unconsolidated basis (the “Parent Company”) included dividend payments from the Community Bank and sales and maturities of investment securities. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by regulations of the FDIC. In addition, the New York State Superintendent of Banks (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulation.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital stock. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years (subject to certain adjustments). As of December 31, 2005, the Community Bank and the Commercial Bank had combined dividends or capital distributions of $540.9 million they could pay to the Parent Company without regulatory approval, and the Parent Company had $24.5 million of securities available for sale and $22.0 million in cash and cash equivalents. Were either of the Banks to apply to the Superintendent for a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, no assurances could be made that said application would be approved by the regulatory authorities.

Contractual Obligations and Off-balance-sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

To fund the growth of our loan portfolio, we offer CDs to our customers under contract, and borrow funds under contract from the FHLB-NY and various Wall Street brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Financial Condition under “deposits” and “borrowed funds,” respectively. At December 31, 2005, we recorded total CDs of $5.2 billion and had total long-term debt of $10.4 billion.

We also are obligated under a number of non-cancelable operating leases on the buildings and land we use in operating our branch network and our back-office functions. These obligations are not included on the Consolidated Statements of Condition and totaled $105.6 million at December 31, 2005.

The following table sets forth the maturity profile of the aforementioned contractual obligations, and also includes our obligation to pay $400.0 million in cash for the acquisition of all the outstanding capital stock of Atlantic Bank.

Contractual Obligations

(in thousands)	Long-term Debt (1)	Operating Leases	Certificates of Deposit	Pending Acquisition of Atlantic Bank
Under one year	$ 1,391,080	$14,028	$4,007,206	$400,000
One to three years	2,053,444	23,933	962,724	—
Three to five years	1,717,034	19,743	188,070	—
More than five years	5,285,012	47,900	89,029	—

Total	$10,446,570	$105,604	$5,247,029	$400,000

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, preferred stock of subsidiaries, and senior debt.

We had no contractual obligations to purchase loans or securities at December 31, 2005.

In addition to our contractual obligations, we have significant commitments to extend credit in the form of mortgage and other loan originations. These off-balance-sheet commitments consist of agreements to extend credit as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

At December 31, 2005, commitments to originate mortgage loans amounted to $1.9 billion, with commitments to originate other loans amounting to $45.4 million, by comparison. All of our loan commitments were expected to be funded within 90 days of that date.

At December 31, 2005, we also had off-balance-sheet commitments to issue $12.5 million of performance and financial stand-by letters of credit. Performance stand-by letters of credit are primarily issued for the benefit of local municipalities on behalf of certain of our borrowers. These borrowers are mainly developers of residential subdivisions with whom we currently have a lending relationship. Performance stand-by letters of credit obligate us to make payments in the event that a specified third party fails to perform under non-financial contractual obligations. Financial stand-by letters of credit primarily are issued for the benefit of other financial institutions, on behalf of certain of our current borrowers, and obligate us to guarantee payment of a specified financial obligation.

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and stand-by letters of credit at December 31, 2005:

(in thousands)
Mortgage Loan Commitments:
Multi-family loans	$1,038,644
Commercial real estate loans	80,746
Construction loans	675,560
1-4 family loans	64,248

Total mortgage loan commitments	$1,859,198
Other loan commitments	45,399

Total loan commitments	$1,904,597
Financial and performance stand-by letters of credit	12,490

Total commitments	$1,917,087

Based upon the strength of our liquidity position, which is expected to be enhanced by the Atlantic Bank transaction, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Capital Position

We manage our capital to enhance shareholder value and to enable management to act opportunistically in a changing marketplace. To this end, we distributed dividends totaling $261.1 million in 2005, reflecting the declaration of a $0.25 per share dividend in all four quarters, and issued 3.6 million shares of Company common stock totaling $66.1 million for the acquisition of Long Island Financial on December 30, 2005.

Reflecting these actions, as well as share repurchases totaling $1.2 million, we recorded total stockholders’ equity of $3.3 billion at December 31, 2005, an increase of $138.5 million from the balance recorded at December 31, 2004. The year-end 2005 amount was equivalent to 12.65% of total assets, and a book value of $12.43 per share based on 267,594,393 shares. The year-end 2004 amount was equivalent to 13.26% of total assets, and a book value of $12.23 per share based on 260,533,784 shares.

We calculate book value per share by subtracting the number of unallocated ESOP shares at the end of the period from the number of shares outstanding at the same date and dividing our total stockholders’ equity by that amount. At December 31, 2005, we had 269,776,791 shares outstanding, as compared to 265,190,635 at December 31, 2004. Included in the respective amounts were unallocated ESOP shares of 2,182,398 and 4,656,851. We calculate book value per share in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.” Please see “book value per share” in the Glossary, earlier in this report.

Excluding goodwill and CDI from total stockholders’ equity, we recorded tangible stockholders’ equity of $1.3 billion at December 31, 2005, a $110.2 million increase from the balance recorded at December 31, 2004. The year-end 2005 amount represented 5.19% of tangible assets, while the December 31, 2004 amount represented 5.21%. Excluding net unrealized losses on securities of $55.9 million and $40.7 million, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets equaled 5.41% and 5.39%, respectively, at December 31, 2005 and 2004. The increase in tangible stockholders’ equity reflects the net income generated by the Company in

2005, which totaled $292.1 million, and additional contributions to tangible stockholders’ equity of $62.1 million. These contributing factors served to offset the funds expended for dividend distributions. Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related ratios that appear earlier in this report.

Consistent with our longstanding record of capital strength, the level of stockholders’ equity at December 31, 2005 was more than sufficient to exceed the minimum federal requirements for a bank holding company. The following table sets forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios at December 31, 2005 and 2004, and the respective minimum regulatory requirements, which are considered on a consolidated basis:

Regulatory Capital Analysis

At December 31, 2005	Actual		Minimum Requirement
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$2,074,611	15.23%	8.00%
Tier 1 risk-based capital	1,941,906	14.26	4.00
Leverage capital	1,941,906	8.34	4.00

At December 31, 2004	Actual		Minimum Requirement
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$1,948,826	16.43%	8.00%
Tier 1 risk-based capital	1,779,269	15.00	4.00
Leverage capital	1,779,269	8.20	4.00

On March 1, 2005, the Federal Reserve Board adopted a final rule allowing the limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies to continue. Under this rule, trust preferred securities and other elements of restricted core capital will be subject to stricter quantitative limits. It is currently management’s expectation that our regulatory capital ratios will continue to exceed the minimum levels required despite the stricter quantitative limits applied under the final rule.

The capital strength of the Company is paralleled by the solid capital position of the Banks. At December 31, 2005, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as a “well capitalized” institution under the FDIC Improvement Act, as further discussed in Note 16 to the Consolidated Financial Statements, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2005 and 2004 COMPARISON

Earnings Summary

As noted in the Executive Summary which introduced this discussion and analysis of our financial condition and results of operations, our primary source of income is net interest income, which is supplemented by non-interest income in a variety of forms.

Net interest income is the difference between the interest income we generate on the loans we produce and the securities we invest in (i.e., our interest-earning assets), and the interest expense we generate on our deposits and borrowed funds (i.e., our interest-bearing liabilities). In 2005, the level of net interest income we produced was negatively impacted by the significant rise in short-term rates, which drove our cost of funds upwards, and outpaced the more modest rise in the five-year CMT, which limited the yield on our loans. In addition, the comparatively low level of market interest rates inhibited multi-family and commercial real estate loan refinancing, resulting in a reduction in prepayment penalties. As a result of these factors, our net interest income declined $209.3 million in 2005 to $572.0 million, while our net interest margin contracted 97 basis points to 2.64%.

The decline in net interest income was partly offset by the non-interest income we recorded, which contrasted with a non-interest loss in the prior year. In 2004, we recorded a non-interest loss of $44.2 million, reflecting the pre-tax impact of the aforementioned loss on the other-than-temporary impairment of certain FNMA securities, and the more significant pre-tax impact of the aforementioned repositioning charge. In 2005, we recorded non-interest income of $121.1 million, including fee income of $56.0 million, which was down $2.3 million from the year-earlier level, and other income of $56.0 million, which was up $3.9 million year-over-year. Included in the latter amount was a $2.7 million gain on the bulk sale of one-to-four family loans in the second quarter, as well as an increase in income from our investment in BOLI and PBC. In 2005, these ongoing sources of non-interest income were supplemented by net securities gains of $3.0 million and a net gain of $6.0 million on the sale of certain bank-owned properties.

In connection with the Long Island Financial transaction, we recorded a pre-tax charge of $36.6 million in operating expenses to reflect the merger-related allocation of ESOP shares. On an after-tax basis, the merger-related charge amounted to $34.0 million, or $0.13 per diluted share. Largely reflecting the merger-related charge, operating expenses rose $43.0 million year-over-year to $236.6 million, including a $40.3 million increase in compensation and benefits expense to $138.1 million, and a $3.8 million increase in occupancy and equipment expense to $44.4 million. In addition to the merger-related charge, the level of compensation and benefits expense reflects normal salary increases and the expansion of our branch and back-office staff. The higher level of occupancy and equipment expense reflects enhancements to our branch network and upgrades to our information technology. These increases were partly offset by year-over-year reductions in the level of general and administrative and other expenses.

During the year, we also recorded CDI amortization of $11.7 million, representing a $293,000 increase from the year-earlier amount. The increase was due to the accelerated amortization of the CDI stemming from the sale of certain branches that had been acquired in the Richmond County merger.

Income tax expense declined $24.3 million year-over-year to $152.6 million, the result of an $87.3 million decline in pre-tax income to $444.7 million, which was partially offset by a rise in the effective tax rate to 34.3% from 33.3%. The higher effective tax rate was due to the non-deductibility of the merger-related charge in the fourth quarter, and was partly offset by the benefit of a New Markets Tax Credit allocation awarded in the second quarter of 2005.

Reflecting the combination of revenues and expenses outlined above, we generated 2005 earnings of $292.1 million, or $1.11 per diluted share, as compared to earnings of $355.1 million, or $1.33 per diluted share, in 2004. The aforementioned merger-related charge accounted for $34.0 million of the reduction in our 2005 earnings, and $0.13 of the reduction in our diluted earnings per share. The earnings recorded in 2004 reflect the impact of the repositioning charge recorded in the second quarter and the impairment charge recorded in the fourth quarter of the year. These charges were equivalent to $94.9 million and $5.0 million, respectively, on an after-tax basis, or $0.35 per diluted share and $0.02 per diluted share.

While the assets and liabilities acquired in the Long Island Financial transaction are reflected in our Consolidated Statement of Condition at the end of December, the contribution of Long Island Financial to our earnings is not reflected in our 2005 Consolidated Statement of Income and Comprehensive Income because the transaction was completed on the last business day of the year. Accordingly, the contribution to earnings of the Long Island Financial transaction did not commence until January 2006.

Net Interest Income

As previously stated, net interest income is our primary source of income. The level of net interest income is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by various external factors, including the local economy; competition for loans and deposits; the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”); and market interest rates.

In this environment, our cost of deposits and wholesale borrowings is largely based on short-term rates of interest, the level of which is driven by the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow from one another), as it deems necessary, based on its perception of economic trends. From June 30, 2004 through December 31, 2005, the FOMC raised the federal funds rate 13 times, in 25-basis point increments, to 4.25%, and raised the rate 25 more basis points to 4.50% in January 2006. In contrast, from June 25, 2003 through June 29, 2004, the federal funds rate was maintained at a 40-year low of 1.00%.

While our cost of funds is largely driven by the FOMC’s actions, the yields generated by our loans and other interest-earning assets are typically driven by intermediate-term interest rates. Such rates are set by the market and generally vary from day to day. As previously indicated, the initial pricing of our multi-family and commercial real estate loans is typically based on the five-year CMT, plus a 150-basis point margin. The CMT ranged from 3.63% at December 31, 2004 to 4.35% twelve months later, after reaching a low of 3.58% on February 9, 2005 and peaking at 4.56% on November 4, 2005. In the previous year, the five-year CMT ranged from 3.25% to 3.63% over the twelve-month period, after peaking at 4.10% on June 14, 2004.

Reflecting the movement of short- and intermediate-term interest rates, and the resultant flattening of the yield curve, we recorded 2005 net interest income of $572.0 million, a $209.3 million reduction from the level recorded in 2004. The reduction was the combined result of a $16.5 million decline in interest income and a $192.7 million rise in interest expense, as described below.

Interest Income

In 2005, we recorded interest income of $1.2 billion, a modest 1.4% decline from the prior-year amount. In addition to the low level of market interest rates, which limited the yields on new loan originations, the level of interest income reflects a decline in prepayment penalties, as the level of market interest rates discouraged multi-family and commercial real estate loan refinancing activity. In 2005, prepayment penalties contributed $9.6 million to interest income, as compared to $16.6 million in 2004. The level of interest income in 2005 also reflects the declining benefit of the mark-to-market adjustments stemming from the Roslyn merger, and the continued shift in our mix of assets, with the cash flows stemming from the strategic decline in securities funding the growth in loans.

As a result of these factors, the average balance of interest-earning assets rose $68.7 million year-over-year, to $21.7 billion, while the average yield declined nine basis points to 5.33%. Reflecting the record volume of loans produced, the average balance of loans rose $3.5 billion to $15.2 billion, offsetting a $3.2 billion decline in the average balance of mortgage-related securities to $4.3 billion, and a $259.5 million decline in the average balance of other securities to $2.2 billion. The interest income produced by loans rose $176.4 million year-over-year to $834.2 million, the net effect of the 30.3% rise in the average balance and a 16-basis point decline in the average yield to 5.49%. The interest income produced by mortgage-related securities, meanwhile, declined $185.9 million to $192.9 million, as the drop in the average balance combined with a 57-basis point decline in the average yield. At the same time, the interest income produced by other securities declined $7.2 million to $127.9 million, the net effect of the decline in the average balance and a 33-basis point rise in the average yield to 5.91%. The higher yield was primarily attributable to an increase in the dividend paid on FHLB-NY stock in 2005.

Interest Expense

Interest expense totaled $583.7 million in 2005, signifying a $192.7 million, or 49.3%, increase from the level recorded in 2004. While the increase was attributable to a combination of factors, primary among them was the steady rise in short-term interest rates. At 2.82%, our cost of funds in 2005 was 95 basis points higher than the cost of funds recorded in 2004. The increase in the cost of funds was partly offset by a $200.8 million decline in the average balance of interest-bearing liabilities to $20.7 billion, reflecting the strategic shift in our funding mix. In connection with our drive to expand and diversify our funding sources, we engaged in a year-long campaign to increase our longer-term retail deposits, while also accepting brokered deposits to fund the growth of our loan portfolio. As a result, the average balance of interest-bearing deposits rose $959.7 million year-over-year to $10.4 billion, while the average balance of borrowed funds declined $1.2 billion to $10.3 billion.

Reflecting a 100-basis point rise in the average cost of such funds, as well as the higher average balance, interest-bearing deposits generated 2005 interest expense of $202.8 million, signifying a $112.4 million increase from the year-earlier amount. During the year, we focused on locking in longer-term funds at prevailing rates of interest, and opened a significant number of CD accounts, both in-branch and online. As a result, the interest expense produced by CDs rose $69.2 million year-over-year to $116.2 million, reflecting a $381.6 million rise in the average balance to $4.3 billion and a 152-basis point rise in the average cost of such funds, to 2.73%.

Core deposits generated 2005 interest expense of $86.4 million, signifying a year-over-year increase of $43.2 million, the result of a $581.6 million rise in the average balance to $6.8 billion and a 58-basis point rise in the average cost of such funds to 1.28%. While the average balance and cost of savings accounts declined $324.6 million and five basis points, respectively, from the prior-year levels, these reductions were offset by a $28.0 million increase in the average balance of non-interest-bearing deposits to $738.1 million, and an increase in both the average balance and cost of NOW and money market accounts. NOW and money market accounts contributed $73.1 million to total interest expense, an increase of $46.6 million, the result of an $878.2 million rise in the average balance to $3.4 billion and a 110-basis point rise in the average cost of such funds to 2.16%. The higher balance partly reflects our use of brokered deposits, particularly in the fourth quarter of the year.

Borrowed funds produced interest expense of $380.8 million in 2005, representing an $80.3 million increase, the net effect of the 10.1% decline in the average balance and a 108-basis point rise in the average cost of such funds to 3.70%.

Interest Rate Spread and Net Interest Margin

The same combination of factors that contributed to the decline in net interest income contributed to the contraction of our interest rate spread and net interest margin in 2005. At 2.51%, our spread was 104 basis points narrower than the year-earlier measure; our margin narrowed 97 basis points to 2.64% during this time. Largely reflecting the volume of loans we produced, the magnitude of the contraction in our spread and margin declined from quarter to quarter over the course of the year.

Net Interest Income Analysis

The table on the following page sets forth certain information regarding our average balance sheet for the years indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the year are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	For the Years Ended December 31,
	2005			2004			2003
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$15,183,973	$834,173	5.49%	$11,652,470	$657,811	5.65%	$6,415,744	$456,672	7.12%
Mortgage-related securities (2)	4,324,022	192,854	4.46	7,531,041	378,747	5.03	4,542,272	197,868	4.36
Other securities (2)	2,163,544	127,923	5.91	2,423,019	135,159	5.58	1,759,172	93,457	5.31
Money market investments	25,620	704	2.75	21,949	442	2.01	102,920	1,163	1.13

Total interest-earning assets	21,697,159	1,155,654	5.33	21,628,479	1,172,159	5.42	12,820,108	749,160	5.84
Non-interest-earning assets	3,200,970			3,344,517			1,482,200

Total assets	$24,898,129			$24,972,996			$14,302,308

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$3,376,893	$73,052	2.16%	$2,498,668	$26,471	1.06%	$1,372,702	$12,385	0.90%
Savings accounts	2,637,639	13,349	0.51	2,962,231	16,718	0.56	1,902,057	13,200	0.69
Certificates of deposit	4,250,386	116,173	2.73	3,868,806	46,967	1.21	2,242,433	38,610	1.72
Mortgagors’ escrow	108,971	249	0.23	84,448	233	0.28	44,001	36	0.08

Total interest-bearing deposits	10,373,889	202,823	1.96	9,414,153	90,389	0.96	5,561,193	64,231	1.15
Borrowed funds	10,292,641	380,828	3.70	11,453,148	300,513	2.62	6,498,781	179,954	2.77

Total interest-bearing liabilities	20,666,530	583,651	2.82	20,867,301	390,902	1.87	12,059,974	244,185	2.02
Non-interest-bearing deposits	738,075			710,082			522,268
Other liabilities	300,130			235,648			161,210

Total liabilities	21,704,735			21,813,031			12,743,452
Stockholders’ equity	3,193,394			3,159,965			1,558,856

Total liabilities and stockholders’ equity	$24,898,129			$24,972,996			$14,302,308

Net interest income/interest rate spread		$572,003	2.51%		$781,257	3.55%		$504,975	3.82%

Net interest-earning assets/net interest margin	$1,030,629		2.64%	$761,178		3.61%	$760,134		3.94%

Ratio of interest-earning assets to interest-bearing liabilities			1.05x			1.04x			1.06x

(1)	Amounts are net of net deferred loan origination costs / (fees), unearned premiums, and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts include, at amortized cost, available-for-sale mortgage-related, debt, and equity securities, and FHLB-NY stock, which is included in “other” securities.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) the changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) the changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase/(Decrease)			Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase/(Decrease)			Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase/(Decrease)
	Due to			Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$193,493	$(17,131)	$176,362	$269,438	$(68,299)	$201,139	$71,924	$(18,659)	$53,265
Mortgage-related securities	(146,866)	(39,027)	(185,893)	146,485	34,394	180,879	69,944	(23,746)	46,198
Other securities	(16,447)	9,211	(7,236)	36,824	4,878	41,702	57,170	(7,120)	50,050
Money market investments	82	180	262	(121,839)	121,118	(721)	214	(74)	140

Total	30,262	(46,767)	(16,505)	330,908	92,091	422,999	199,252	(49,599)	149,653

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	11,749	34,832	46,581	11,619	2,467	14,086	6,712	(10,211)	(3,499)
Savings accounts	(1,734)	(1,635)	(3,369)	5,291	(1,773)	3,518	3,800	(12,134)	(8,334)
Certificates of deposit	5,056	64,150	69,206	14,084	(5,727)	8,357	7,290	(27,105)	(19,815)
Borrowings	(26,352)	106,667	80,315	129,464	(8,905)	120,559	71,808	(22,248)	49,560
Mortgagors’ escrow	39	(23)	16	55	142	197	—	22	22

Total	(11,242)	203,991	192,749	160,513	(13,796)	146,717	89,610	(71,676)	17,934

Change in net interest income	$41,504	$(250,758)	$(209,254)	$170,395	$105,887	$276,282	$109,642	$22,077	$131,719

Provision for Loan Losses

The provision for loan losses is based on management’s assessment of the adequacy of the loan loss allowances for the Community Bank and the Commercial Bank. This assessment, made periodically, considers several factors, including the current and historic performance of the respective loan portfolios and their inherent risk characteristics; the level of non-performing loans and charge-offs; current trends in regulatory supervision; local economic conditions; and the direction of real estate values.

Reflecting management’s assessment of the Community Bank’s loan loss allowance, the provision for loan losses was suspended in 2005, as it was in 2004. We recorded total charge-offs of $21,000 and $236,000 during the respective twelve-month periods, and recorded no net charge-offs from the fourth quarter of 1994 through the third quarter of 2004. All of the loans charged off in 2005 and 2004 were consumer and unsecured loans that were acquired in our merger transactions.

In addition to the $215,000 reduction in charge-offs, we recorded a $585,000 reduction in the year-end balance of non-performing loans. At December 31, 2005 and 2004, non-performing loans totaled $27.6 million and $28.1 million, and were equivalent to 0.16% and 0.21% of total loans, respectively.

Reflecting the $1.7 million loan loss allowance acquired in the Long Island Financial transaction, which significantly offset the modest level of charge-offs recorded, the consolidated loan loss allowance rose to $79.7 million at December 31, 2005, representing 289.17% of non-performing loans and 0.47% of total loans.

For additional information about the allowance for loans losses and the quality of our assets, please see “Critical Accounting Policies” and “Asset Quality” earlier in this report.

Non-interest Income

We generally classify the non-interest income we produce as either fee income or other income. Fee income consists of retail deposit fees, charges on loans, and prepayment penalties received in connection with the refinancing of multi-family and commercial real estate loans. Other income refers to the revenues derived from various sources, including the sale of third-party investment products; the sale of one-to-four family loans on a conduit basis; our joint real estate venture, our investment in BOLI, and our 100% equity interest in PBC. Also included in non-interest income are the net gains or losses produced through the sale of securities.

In 2005, we recorded non-interest income of $121.1 million, in contrast to a non-interest loss of $44.2 million in 2004. In addition to fee income of $56.0 million and other income of $56.0 million, the 2005 amount included net securities gains of $3.0 million and a pre-tax gain of $6.0 million on the sale of certain bank-owned properties.

In addition to fee income of $58.3 million and other income of $52.1 million, the 2004 amount reflected the impact of a pre-tax net loss of $157.2 million on the sale of securities in connection with the balance sheet repositioning in the second quarter (which was slightly tempered by net securities gains of $10.8 million in the remaining three quarters), and a pre-tax loss of $8.2 million on the other-than-temporary impairment of certain perpetual preferred FNMA securities in the fourth quarter of the year.

While fee income thus fell $2.3 million year-over-year (as a decline in retail deposit fees offset a $5.3 million increase in prepayment penalties to $23.4 million), other income rose $3.9 million in 2005, offsetting the decline. The increase in other income was largely attributable to a $2.0 million rise in revenues from PBC to $11.1 million, a $1.4 million rise in BOLI income to $22.5 million, and a $2.3 million increase in the gain on the sale of one-to-four family and other loans. Reflected in the latter amount was a gain of $2.7 million on the bulk sale of one-to-four family loans in the second quarter of the year. The rise in BOLI income reflects the BOLI acquired in the Long Island Financial transaction, an increase in the cash surrender value of the policies, and the rise in market interest rates.

These increases served to offset a $2.3 million decline in joint venture income, together with a $2.2 million decline in the revenues produced through the sale of third-party investment products, and a $424,000 reduction in the revenues produced through the sale of conduit loans. Our real estate joint venture generated income of $3.5 million in 2005, as compared to $5.9 million in 2004, reflecting a decline in the number of residential units delivered, consistent with our expectations, from 79 to 61. All but 37 of the 177 units had been delivered at December 31, 2005. While the sale of third-party investment products generated revenues of $8.0 million in 2005, the decline from the prior-year level was attributable to both the interest rate environment and the success of our campaign to attract CDs. With short-term rates rising steadily to the highest levels to date in the decade, more of our customers chose to invest in CDs than in annuities. At the same time, the modest rise in long-term interest rates inhibited refinancing activity in the one-to-four family lending market, reducing conduit loan revenues to $846,000.

The following table summarizes fee income and other income and the year-over-year changes in the respective totals for the years ended December 31, 2005, 2004, and 2003:

Non-interest Income Analysis

(dollars in thousands)	For the Year Ended Dec. 31, 2005	% Change 2004 to 2005	For the Year Ended Dec. 31, 2004	% Change 2003 to 2004	For the Year Ended Dec. 31, 2003
Fee income	$ 55,978	(3.90)%	$ 58,252	(7.03)%	$ 62,654
Net securities gains (losses)	2,999	102.05	(146,375)	(618.34)	28,239
Loss on other-than-temporary impairment	—	100.00	(8,209)	—	—
Gain on sale of South Jersey Bank Division	—	—	—	100.00	37,613
Net gain on sale of bank-owned properties	6,040	—	—	—	—
Other income:
BOLI	22,536	6.44	21,172	39.05	15,226
Peter B. Cannell	11,095	21.59	9,125	25.71	7,259
Third-party product sales	8,006	(21.29)	10,171	13.46	8,964
Gain on sale of 1-4 family and other loans	3,536	178.43	1,270	(54.23)	2,775
Joint venture income	3,546	(39.40)	5,851	—	—
Other	7,329	61.94	4,526	260.05	1,257

Total other income	56,048	7.55	52,115	46.88	35,481

Total non-interest income (loss)	$121,065	373.80%	$ (44,217)	(126.96)%	$163,987

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from our mergers with Richmond County and Roslyn in 2001 and 2003, respectively. The CDI stemming from the Long Island Financial acquisition will be amortized over a period of ten years using an accelerated method, beginning in the first quarter of 2006.

In 2005, we recorded non-interest expense of $248.4 million, signifying a $43.3 million increase from the amount recorded in 2004. The increase was largely attributable to the aforementioned pre-tax merger-related charge of $36.6 million, which reflected the allocation of ESOP shares in connection with the Long Island Financial transaction, and was recorded in fourth quarter 2005 compensation and benefits expense.

Reflecting the merger-related charge, we recorded total operating expenses of $236.6 million, as compared to $193.6 million in the year-earlier twelve months. Compensation and benefits accounted for $138.1 million of operating expenses in 2005, as compared to $97.8 million in 2004. Aside from the merger-related charge, the year-over-year increase in compensation and benefits expense was primarily due to normal salary increases and the expansion of our branch and back-office staff.

The increase in operating expenses also reflects a $3.8 million rise in occupancy and equipment expense to $44.4 million, as one new in-store branch was opened and three others were closed or sold. The increase in occupancy and equipment expense largely reflects improvements made during the year to the physical plant of several branches and upgrades to our information technology. The increase in occupancy and equipment expense was partly offset by a $146,000 decline in G&A expense to $47.8 million and a $972,000 decline in other expenses to $6.3 million.

CDI amortization totaled $11.7 million in 2005, a $293,000 increase from the level recorded in 2004. The year-over-year increase reflects the accelerated amortization stemming from the sale of certain branches that had been acquired in the Richmond County merger.

Reflecting the levels of operating expenses, net interest income, and non-interest income recorded, our efficiency ratio equaled 34.14% in 2005. While this measure was higher than the 26.27% we recorded in the prior twelve-month period, it compared favorably with the 62.46% average reported by SNL Financial for all publicly traded U.S. banks and thrifts in 2005. The increase in the efficiency ratio was largely attributable to the decline in net interest income and the merger-related charge which accounted for most of the increase in operating expenses.

The following table summarizes the components of non-interest expense, and the year-over-year change in the respective totals, for the twelve months ended December 31, 2005, 2004, and 2003:

Non-interest Expense Analysis

(dollars in thousands)	For the Year Ended Dec. 31, 2005	% Change 2004 to 2005	For the Year Ended Dec. 31, 2004	% Change 2003 to 2004	For the Year Ended Dec. 31, 2003
Operating Expenses:
Compensation and benefits	$138,114	41.19%	$ 97,818	(4.74)%	$102,683
Occupancy and equipment	44,380	9.39	40,569	51.50	26,779
General and administrative	47,810	(0.30)	47,956	42.98	33,541
Other	6,317	(13.34)	7,289	14.43	6,370

Total operating expenses	236,621	22.20	193,632	14.32	169,373

Amortization of core deposit intangibles	11,733	2.56	11,440	65.63	6,907

Total non-interest expense	$248,354	21.11%	$205,072	16.33%	$176,280

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions.

In 2005, we recorded income tax expense of $152.6 million, a $24.3 million reduction from the 2004 amount. The reduction reflects an $87.3 million decline in pre-tax income to $444.7 million, which was tempered by a rise in the effective tax rate to 34.3% from 33.3%. The latter increase was primarily due to the non-deductibility of the aforementioned merger-related charge, and was partially offset by the benefit of a New Markets Tax Credit allocation that was granted by the U.S. Treasury in the second quarter of the year. The New Markets Tax Credit has entitled us to recognize $16.4 million in tax credits over a seven-year period, of which $2.1 million was recognized in 2005.

RESULTS OF OPERATIONS: 2004 AND 2003 COMPARISON

Earnings Summary

We generated net income of $355.1 million in the twelve months ended December 31, 2004, signifying a 9.8% increase from $323.4 million in the twelve months ended December 31, 2003. Several factors contributed to the year-over-year increase; primary among these were the full-year benefit of the Roslyn merger; the leveraged growth of the securities portfolio prior to the balance sheet repositioning at the end of the second quarter; and the record volume of loans produced over the course the year.

The level of earnings recorded in 2004 also reflected the impact of two charges: the after-tax repositioning charge of $94.9 million, or $0.35 per diluted share, recorded in the second quarter, and the after-tax loss of $5.0 million, or $0.02 per share, incurred in connection with the classification of certain perpetual preferred FNMA stock as “other-than-temporarily impaired.”

The level of earnings recorded in 2003 reflected an after-tax gain of $22.7 million, or $0.12 per diluted share, on the sale of the eight branches comprising our South Jersey Bank Division, and an after-tax merger-related charge of $19.0 million, or $0.10 per diluted share. Both of these charges were recorded in the fourth quarter of the year.

Reflecting the impact of these respective items, we recorded diluted earnings per share of $1.33 in 2004, as compared to $1.65 in 2003.

In addition to the significant impact of the balance sheet repositioning at the end of the second quarter, our 2004 performance was largely impacted by the volatility of market interest rates. In 2003, the target federal funds rate was 1.25% for the first half of the year and 1.00% in the last two quarters; it remained at this 45-year low until June 30, 2004. From that date through December 14, 2004, the rate was raised five times, in 25-basis point increments, to 2.25%.

While short-term rates thus rose steadily in the last six months of 2004, five- and ten-year rates rose dramatically in the second quarter, and then declined just as abruptly in the latter half of the year. The five-year CMT ranged from 3.25% on December 31, 2003 to 3.63% on December 31, 2004, after reaching a peak of 4.10% on June 14, 2004. The result was a significant flattening of the yield curve, which tempered the growth of our net interest income and contributed to the contraction of our interest rate spread and net interest margin.

Net Interest Income

We recorded net interest income of $781.3 million in 2004, signifying a $276.3 million, or 54.7%, increase from the year-earlier amount. Interest income rose $423.0 million over the course of the year to $1.2 billion, offsetting a $146.7 million rise in interest expense to $390.9 million. While the average balance of interest-earning assets rose $8.8 billion in 2004, to $21.6 billion, the 68.7% increase was tempered by a 42-basis point decline in the average yield to 5.42%. During this time, the average balance of interest-bearing liabilities rose $8.8 billion to $20.9 billion, offsetting a 15-basis point decline in the average cost of funds to 1.87%.

The increase in net interest income was driven by three primary factors: the full-year benefit of the Roslyn merger, including the amortization and accretion of mark-to-market adjustments; the leveraged growth of our balance sheet in the first two quarters; and the record volume of loans produced over the course of the year. The increase was somewhat tempered by a rise in interest-bearing deposits and by our strategic use of wholesale borrowings in the first six months of the year. The repositioning of the balance sheet also tempered the growth in net interest income, as did the flattening of the yield curve in the second half of 2004.

While we realized a meaningful rise in 2004 net interest income, our interest rate spread and net interest margin contracted during the year. In 2004, we recorded an interest rate spread of 3.55%, signifying a 27-basis point decline from the year-earlier measure; our net interest margin contracted 33 basis points year-over-year to 3.61%.

The tightening of these measures was attributable to a combination of factors, including the contrary direction of short- and intermediate-term rates in the second half of the year, which essentially flattened the yield curve. In addition, the reduction in the five-year CMT in the last six months of the year suppressed the level of refinancings, thus reducing the volume of prepayment penalties recorded, as well as the yields on newly originated loans.

Our interest rate spread and net interest margin were also impacted by the repositioning of the balance sheet. In connection with this strategy, we sold $5.1 billion of securities with an average yield of 4.62% at the end of the second quarter of 2004, and continued to reduce our portfolio of securities over the next six months. While the cash flows from securities were utilized to fund a record level of loan production, the benefit of that growth and the interest income produced by such interest-earning assets was offset by the reduction in securities and the decline in the interest income produced by the securities portfolio.

In connection with the repositioning, we took two additional actions that also had an impact on our 2004 spread and margin: We utilized the proceeds from the sale of securities to reduce the balance of wholesale borrowings, and extended $2.4 billion of wholesale borrowings to an average maturity of three years with an average cost of 3.32%. While the lower balance served to reduce the interest expense connected with this source of funding, the extension of the average maturity had the opposite effect.

The combination of these actions and the flattening of the yield curve contributed to the year-over-year contraction of our spread and margin, with most of the compression occurring in the second half of the year. To a lesser extent, the contraction reflects the allocation of $274.9 million toward share repurchases, primarily in the first six months of 2004.

Provision for Loan Losses

Reflecting management’s assessment of the adequacy of the allowance for loan losses, no provision for loan losses was recorded in 2004 or 2003. The fourth quarter of 2004 was our 38th consecutive quarter without a provision for loan losses being recorded, an indication of the consistent performance of our loan portfolio. Non-performing assets totaled $28.7 million at December 31, 2004 and equaled 0.12% of total assets, as compared to $34.4 million, or 0.15% of total assets, at December 31, 2003. Included in the 2004 amount were non-performing loans of $28.1 million, down $6.2 million from the amount recorded at the prior year-end.

In the fourth quarter of 2004, we charged off $236,000 of consumer and other unsecured loans that had been acquired in merger transactions. Prior to the fourth quarter, we had not had a net charge-off against the allowance for loan losses for forty consecutive quarters, beginning in the fourth quarter of 1994.

Reflecting the charge-off, the allowance for loan losses totaled $78.1 million at December 31, 2004, and was equivalent to 277.31% of non-performing loans and 0.58% of total loans. At December 31, 2003, the allowance for loan losses totaled $78.3 million, and was equivalent to 228.01% of non-performing loans and 0.75% of total loans.

Non-interest (Loss) Income

We recorded a non-interest loss of $44.2 million in 2004 as compared to non-interest income of $164.0 million in 2003. The 2004 amount primarily reflected the impact of the repositioning of the balance sheet, with $5.1 billion of securities having been sold at a pre-tax loss of $157.2 million in the second quarter, and the impact of the $8.2 million pre-tax loss on the other-than-temporary impairment of certain perpetual preferred FNMA securities in the fourth quarter of the year. The combined after-tax impact of the repositioning charge and the impairment charge on our 2004 earnings was $99.8 million, or $0.37 per diluted share.

In 2003, our non-interest income was boosted by the sale of the eight traditional branches constituting our South Jersey Bank Division, which had been acquired through the Richmond County merger in July 2001. We recorded a $37.6 million pre-tax gain on the sale, which consisted of deposits in the amount of $340.3 million, certain properties, and other assets, including $15.1 million of commercial lines of credit. On an after-tax basis, the sale contributed $22.7 million to our 2003 earnings and $0.12 to our 2003 diluted earnings per share. In addition, we recorded net securities gains of $28.2 million, in contrast to the net securities losses recorded in 2004.

Absent the impact of these generally non-recurring items, the comparison of 2004 non-interest loss and 2003 non-interest income reflects a $4.4 million decline in fee income to $58.3 million, which was offset by a $16.6 million increase in other income to $52.1 million. The reduction in fee income was primarily due to a decline in prepayment penalties, indicative of the aforementioned decline in mortgage loan refinancing activity. The drop in prepayment penalties was partly offset by the full-year effect of the Roslyn merger, which contributed to an increase in fee income on retail deposit accounts.

The increase in other non-interest income was partly attributable to a $5.9 million rise in BOLI income, reflecting the full-year benefit of the BOLI acquired in the Roslyn merger and our purchase of an additional $100.0 million policy on February 27, 2004. The increase in BOLI-related income was generated by an increase in the cash surrender value of the policies.

The increase in other non-interest income also reflects $5.9 million of income from the operation of our real estate joint venture, with 79 residential units having been delivered over the course of 2004. In addition, the sale of third-party products generated income of $10.2 million, signifying a $1.2 million increase, while PBC income rose $1.9 million year-over-year to $9.1 million.

Non-interest Expense

We recorded non-interest expense of $205.1 million in 2004, signifying a 16.3% increase from $176.3 million in the prior year. Operating expenses accounted for $193.6 million and $169.4 million of the respective totals, while CDI amortization accounted for $11.4 million and $6.9 million, respectively. The latter increase reflects the full-year effect of amortizing the CDI stemming from the Roslyn merger.

In 2004, we recorded compensation and benefits expense of $97.8 million, as compared to $102.7 million in the prior year. While the 2003 amount reflects a $20.4 million charge stemming from the allocation of ESOP shares in connection with the Roslyn merger, the 2004 amount reflects the full-year impact of the merger and the related expansion of our branch and back-office staff.

Occupancy and equipment expense rose $13.8 million year-over-year to $40.6 million, primarily reflecting the full-year impact of the branches acquired in the Roslyn merger, and the subsequent addition of four de novo offices, including three traditional branches, in 2004. In addition, we made improvements to the physical plant of several traditional branches and upgraded our information systems technology during the year. The increase in occupancy and equipment expense was partly offset by the aforementioned sale of eight branches comprising the South Jersey Bank Division in the fourth quarter of 2003.

G&A expenses rose $14.4 million year-over-year to $48.0 million, largely reflecting the full-year effect of the Roslyn merger on such overhead expenses as advertising and promotions, printing, and supplies. The increase also reflects an increase in professional consulting fees in connection with Sarbanes-Oxley Act compliance, and a network-wide marketing campaign in the second half of the year. The full-year effect of the Roslyn merger was also reflected in other expenses, which rose $919,000 year-over-year, to $7.3 million.

Income Tax Expense

We recorded income tax expense of $176.9 million in 2004, up $7.6 million from the level recorded in 2003. The increase reflected a $39.3 million, or 8.0%, rise in pre-tax income to $532.0 million, which was tempered by a decline in the effective tax rate to 33.3% from 34.4%. The higher effective tax rate in 2003 was partly attributable to the non-deductibility of the merger-related charge recorded in fourth quarter 2003 compensation and benefits expense.

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004:

	2005				2004
(in thousands, except per share data)	4th (1)	3rd	2nd	1st	4th (2)	3rd	2nd (3)	1st
Net interest income	$128,676	$135,440	$149,131	$158,756	$160,521	$171,993	$ 235,227	$213,516
Provision for loan losses	—	—	—	—	—	—	—	—
Non-interest income (loss)	26,109	33,062	29,886	32,008	18,027	26,509	(126,245)	37,492
Operating expenses	86,432	50,240	49,316	50,633	51,477	47,457	47,755	46,943
Amortization of core deposit intangibles	2,930	2,930	2,930	2,943	2,860	2,860	2,860	2,860

Income before income taxes	65,423	115,332	126,771	137,188	124,211	148,185	58,367	201,205
Income tax expense	28,507	37,717	40,299	46,106	40,735	49,353	15,612	71,182

Net income	$ 36,916	$ 77,615	$ 86,472	$ 91,082	$ 83,476	$ 98,832	$ 42,755	$130,023

Basic earnings per share	$0.14	$0.30	$0.33	$0.35	$0.32	$0.38	$0.16	$0.50

Diluted earnings per share	$0.14	$0.30	$0.33	$0.35	$0.32	$0.38	$0.16	$0.48

(1)	Includes a $36.6 million pre-tax merger-related charge recorded in operating expenses, which was equivalent to an after-tax charge of $34.0 million, or $0.13 per diluted share.
(2)	Reflects an $8.2 million pre-tax charge for the other-than-temporary impairment of perpetual preferred FNMA securities, recorded in non-interest (loss), which was equivalent to an after-tax charge of $5.0 million, or $0.02 per diluted share.
(3)	Reflects a $157.2 million pre-tax loss on the sale of securities recorded in non-interest (loss) in connection with the repositioning of the balance sheet at the end of June 2004, which was equivalent on an after-tax basis to $94.9 million, or $0.35 per diluted share.

IMPACT OF INFLATION

The Consolidated Financial Statements and notes thereto presented in this report have been prepared in accordance with GAAP, which require that we measure our financial condition and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of a bank’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data,” for a discussion of the impact of recent accounting pronouncements on our financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents our primary market risk. Changes in market interest rates represent the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, our Board of Directors and management monitor our interest rate sensitivity on a regular or as needed basis so that adjustments in the asset and liability mix can be made when deemed appropriate.

We manage our assets and liabilities to reduce our exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the appropriate level of risk, given our business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with guidelines approved by the Boards of Directors of the Company, the Community Bank, and the Commercial Bank.

With the yield curve flattening steadily over the course of the year, and inverting at the end of December, the interest rate environment posed a significant challenge for financial institutions, including the Company, in 2005. As the significant rise in short-term rates drove funding costs steadily higher, the comparatively low level of market interest rates limited the yields on our assets, reducing the level of net interest income produced. In addition, it has been our experience that the refinancing of multi-family loans tends to increase as the five-year CMT starts rising, which would support an increase in prepayment penalties and, therefore, asset yields. The absence of a meaningful rise in the five-year CMT inhibited loan refinancing, and therefore contributed further to the decline in net interest income.

To manage our interest rate risk, we pursued the following strategies throughout 2005: (1) We continued to emphasize the origination and retention of intermediate-term assets, including multi-family, commercial real estate, and construction loans; (2) we continued to originate one-to-four family loans on a pass-through basis and to sell them without recourse; (3) we continued to reduce our portfolio of available-for-sale mortgage-related securities through a combination of repayments and sales; (4) we utilized the cash flows from securities to fund our loan production; (5) we increased the prevalence of deposits within our mix of funding sources, with a focus on long-term CDs to lock in funds at current rates; and (6) we acquired Long Island Financial and agreed to acquire Atlantic Bank, two institutions with a significant concentration of low-cost and non-interest-bearing deposits, and wider margins than we ourselves produced in 2005.

Interest Rate Sensitivity Gap

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. Our one-year gap was a negative 10.19% at December 31, 2005, as compared to a negative 5.41% at December 31, 2004.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2005 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 20% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, are assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At December 31, 2005
(dollars in thousands)	Three Months Or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More than Five Years to 10 Years	More than 10 Years	Total
Interest-earning Assets:
Mortgage and other loans (1)	$2,162,662	$2,979,620	$7,482,547	$3,094,532	$1,246,686	$34,792	$17,000,839
Mortgage-related securities (2) (3)	166,445	452,756	983,383	715,010	889,806	366,838	3,574,238
Other securities (2)	361,539	115,438	271,631	222,389	1,250,413	171,816	2,393,226
Money market investments	14,361	176	—	—	—	—	14,537

Total interest-earning assets	2,705,007	3,547,990	8,737,561	4,031,931	3,386,905	573,446	22,982,840

Interest-bearing Liabilities:
Savings accounts	30,437	91,312	225,541	203,551	1,048,142	836,007	2,434,990
NOW and Super NOW accounts	8,768	26,305	64,974	58,639	301,951	240,841	701,478
Money market accounts	838,531	850,528	427,025	273,391	470,841	15,189	2,875,505
Certificates of deposit	1,428,505	2,578,701	962,724	188,070	89,029	—	5,247,029
Borrowed funds	2,144,971	932,321	4,532,231	1,709,784	811,463	397,888	10,528,658

Total interest-bearing liabilities	4,451,212	4,479,167	6,212,495	2,433,435	2,721,426	1,489,925	21,787,660

Interest rate sensitivity gap per period (4)	$(1,746,205)	$(931,177)	$2,525,066	$1,598,496	$665,479	$(916,479)	$1,195,180

Cumulative interest sensitivity gap	$(1,746,205)	$(2,677,382)	$(152,316)	$1,446,180	$2,111,659	$1,195,180

Cumulative interest sensitivity gap as a percentage of total assets	(6.64)%	(10.19)%	(0.58)%	5.50%	8.03%	4.55%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	60.77%	70.02%	98.99%	108.23%	110.40%	105.49%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Based on historical repayment experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the Interest Rate Sensitivity Analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of the market, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those we have assumed in our analysis. Finally, the ability of some borrowers to repay their adjustable-rate loans could be adversely impacted by an increase in market interest rates.

Net Portfolio Value

Interest rate sensitivity is also monitored through the use of a model that generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is defined as the net present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates similar to those utilized in formulating the preceding Interest Rate Sensitivity Analysis.

The following table sets forth our NPV as of December 31, 2005.

Net Portfolio Value Analysis

(dollars in thousands)

Change in Interest Rates (in basis points)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
-200	$27,016,280	$23,634,020	$3,382,260	$(17,383)	(0.51)%
-100	26,743,825	23,195,690	3,548,135	148,492	4.37
—	26,285,069	22,885,426	3,399,643	—	—
+100	25,786,453	22,635,421	3,151,032	(248,611)	(7.31)
+200	25,284,489	22,441,957	2,842,532	(557,111)	(16.39)

The net changes in NPV presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Banks.

As with the Interest Rate Sensitivity Analysis, certain shortcomings are inherent in the methodology used in the preceding interest rate risk measurements. Modeling changes in NPV requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Analysis presented above assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not take into account the anticipated benefit of the pending Atlantic Bank transaction or other strategic actions we are taking to further reduce our exposure to interest rate risk. Accordingly, while the NPV Analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

Net Interest Income Simulation

In addition to the analyses of gap and net portfolio value, we utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in this simulation are inherently uncertain. Actual results may differ significantly from those presented in the table that follows, due to several factors, including the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, coupled with any actions taken to counter the effects of any such changes.

Based on the information and assumptions in effect at December 31, 2005, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(5.85)%
+100 over one year	(1.89)
-100 over one year	2.21
-200 over one year	3.70

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

No assurances can be given that future changes in our mix of assets and liabilities will not result in greater changes to the gap, NPV, or net interest income simulation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and other supplementary data begin on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 14, 2006

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2005	2004
ASSETS:
Cash and cash equivalents	$231,803	$188,850
Securities available for sale:
Mortgage-related securities ($1,908,761 and $2,767,756 pledged, respectively)	1,967,770	2,901,039
Other securities	411,444	207,070
Securities held to maturity:
Mortgage-related securities ($1,310,829 and $2,129,155 pledged, respectively) (fair value of $1,510,387 and $2,091,748, respectively)	1,606,468	2,166,416
Other securities ($1,410,497 and $1,242,364 pledged, respectively) (fair value of $1,659,670 and $1,826,063, respectively)	1,651,570	1,806,198

Total securities	5,637,252	7,080,723

Loans, net of deferred loan fees and costs	17,028,402	13,396,044
Less: Allowance for loan losses	(79,705)	(78,057)

Loans, net	16,948,697	13,317,987
Federal Home Loan Bank of New York stock, at cost	330,212	232,215
Premises and equipment, net	140,279	148,263
Goodwill	1,980,689	1,951,438
Core deposit intangibles	86,533	87,553
Other assets	928,240	1,030,797

Total assets	$26,283,705	$24,037,826

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$3,576,983	$2,850,218
Savings accounts	2,434,990	3,060,334
Certificates of deposit	5,247,029	3,752,327
Non-interest-bearing accounts	845,897	739,238

Total deposits	12,104,899	10,402,117

Official checks outstanding	43,438	16,831
Borrowed funds:
Federal Home Loan Bank of New York advances	5,409,458	3,449,902
Repurchase agreements	4,307,934	5,885,051
Junior subordinated debentures	454,197	446,084
Other borrowings	357,069	361,504

Total borrowed funds	10,528,658	10,142,541

Mortgagors’ escrow	63,051	54,555
Other liabilities	218,782	235,368

Total liabilities	22,958,828	20,851,412

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 273,396,452 shares issued; 269,776,791 and 265,190,635 shares outstanding, respectively)	2,734	2,734
Paid-in capital in excess of par	3,051,157	3,013,241
Retained earnings (partially restricted)	475,501	452,134
Less: Treasury stock (3,619,661 and 8,205,817 shares, respectively)	(138,671)	(223,230)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(6,874)	(14,655)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(43,359)	(20,443)
Net unrealized loss on securities transferred to held to maturity	(12,498)	(20,254)

Total stockholders’ equity	3,324,877	3,186,414
Commitments and contingencies

Total liabilities and stockholders’ equity	$26,283,705	$24,037,826

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2005	2004	2003
INTEREST INCOME:
Mortgage and other loans	$834,173	$657,811	$456,672
Mortgage-related securities	192,854	378,747	197,868
Other securities	127,923	135,159	93,457
Money market investments	704	442	1,163

Total interest income	1,155,654	1,172,159	749,160

INTEREST EXPENSE:
NOW and money market accounts	73,052	26,471	12,385
Savings accounts	13,349	16,718	13,200
Certificates of deposit	116,173	46,967	38,610
Borrowed funds	380,828	300,513	179,954
Mortgagors’ escrow	249	233	36

Total interest expense	583,651	390,902	244,185

Net interest income	572,003	781,257	504,975
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	572,003	781,257	504,975

NON-INTEREST INCOME (LOSS):
Fee income	55,978	58,252	62,654
Net securities gains (losses)	2,999	(146,375)	28,239
Loss on other-than-temporary impairment	—	(8,209)	—
Gain on sale of South Jersey Bank Division	—	—	37,613
Net gain on sale of bank-owned properties	6,040	—	—
Other	56,048	52,115	35,481

Total non-interest income (loss)	121,065	(44,217)	163,987

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	138,114	97,818	102,683
Occupancy and equipment	44,380	40,569	26,779
General and administrative	47,810	47,956	33,541
Other	6,317	7,289	6,370

Total operating expenses	236,621	193,632	169,373
Amortization of core deposit intangibles	11,733	11,440	6,907

Total non-interest expense	248,354	205,072	176,280

Income before income taxes	444,714	531,968	492,682
Income tax expense	152,629	176,882	169,311

Net income	$292,085	$355,086	$323,371

Comprehensive income, net of tax:
Change in net unrealized depreciation in securities, net of tax	(15,160)	(6,057)	(69,492)

Comprehensive income	$276,925	$349,029	$253,879

Basic earnings per share	$1.12	$1.37	$1.70

Diluted earnings per share	$1.11	$1.33	$1.65

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2005	2004	2003
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$2,734	$1,949	$1,082
Shares issued	—	785	867

Balance at end of year	2,734	2,734	1,949

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	3,013,241	2,565,620	1,104,899
Shares issued in secondary offering	—	399,394	—
Allocation of Recognition and Retention Plan shares	—	10,922	—
Tax effect of stock plans	2,044	30,266	13,804
Allocation of ESOP shares	35,872	8,317	25,418
Shares issued to effect merger transaction	—	—	1,422,138
Shares issued and cash in lieu of fractional shares related to stock splits	—	(1,278)	(639)

Balance at end of year	3,051,157	3,013,241	2,565,620

RETAINED EARNINGS (partially restricted):
Balance at beginning of year	452,134	434,577	275,097
Net income	292,085	355,086	323,371
Dividends paid on common stock ($1.00, $0.96, and $0.66 per share, respectively)	(261,063)	(250,731)	(131,070)
Exercise of stock options (1,048,607; 4,343,233; and 4,260,530 shares, respectively)	(7,655)	(86,798)	(32,821)

Balance at end of year	475,501	452,134	434,577

TREASURY STOCK:
Balance at beginning of year	(223,230)	(79,745)	(69,095)
Purchase of common stock (63,203; 9,282,614; and 8,523,841 shares, respectively)	(1,158)	(274,906)	(174,525)
Shares retired (2,757,533 shares)	—	—	(63,332)
Shares issued to effect merger transactions (3,600,752 and 8,305,449 shares, respectively)	66,097	—	151,741
Exercise of stock options (1,048,607; 4,343,233; and 4,260,530 shares, respectively)	19,620	131,421	75,466

Balance at end of year	(138,671)	(223,230)	(79,745)

UNALLOCATED COMMON STOCK HELD BY ESOP:
Balance at beginning of year	(14,655)	(15,950)	(20,169)
Earned portion of ESOP	7,781	1,295	4,219

Balance at end of year	(6,874)	(14,655)	(15,950)

COMMON STOCK HELD BY SERP:
Balance at beginning of year	(3,113)	(3,113)	(3,113)

Balance at end of year	(3,113)	(3,113)	(3,113)

RECOGNITION AND RETENTION PLANS:
Balance at beginning of year	—	(41)	(41)
Earned portion of Recognition and Retention Plan shares	—	41	—

Balance at end of year	—	—	(41)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(40,697)	(34,640)	34,852
Net unrealized loss on securities available for sale, net of tax of $14,035; $49,427; and $29,505, respectively	(21,115)	(74,140)	(51,843)
Amortization (recognition) of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(5,095) and $13,306, respectively	7,756	(20,254)	—
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $1,198; $(58,038); and $10,590, respectively	(1,801)	88,337	(17,649)

Change in net unrealized depreciation in securities, net of tax	(15,160)	(6,057)	(69,492)

Balance at end of year	(55,857)	(40,697)	(34,640)

Total stockholders’ equity	$3,324,877	$3,186,414	$2,868,657

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 292,085	$ 355,086	$ 323,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,374	13,294	7,844
(Accretion of discounts) amortization of premiums, net	(15,910)	(71,451)	16,876
Net (increase) decrease in net deferred loan origination costs/fees	(38)	690	(6,134)
Amortization of core deposit intangibles	11,733	11,440	6,907
Net securities (gains) losses	(2,999)	146,375	(28,239)
Net gains on sales of loans	(3,536)	(1,270)	(2,775)
Net gain on sale of bank-owned properties	(6,040)	—	—
Gain on sale of South Jersey Bank Division	—	—	(37,613)
Tax effect of stock plans	2,044	41,229	13,804
Allocated portion of ESOP	43,653	9,612	29,637
Other-than-temporary impairment charge	—	8,209	—
Changes in assets and liabilities:
Decrease (increase) in deferred income taxes, net	69,266	107,997	(207,861)
Decrease (increase) in other assets	63,192	(224,693)	(311,195)
Increase (decrease) in official checks outstanding	19,187	(61,293)	66,580
(Decrease) increase in other liabilities	(31,812)	32,171	87,021

Net cash provided by (used in) operating activities	454,199	367,396	(41,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of securities held to maturity	742,201	1,113,058	134,956
Proceeds from repayments of securities available for sale	417,584	1,598,754	4,765,352
Proceeds from sales of securities available for sale	518,264	6,071,528	3,056,236
Purchases of securities held to maturity	—	(825,000)	(2,796,592)
Purchases of securities available for sale	(6,373)	(5,634,475)	(10,255,902)
Net (purchase) redemption of Federal Home Loan Bank of New York stock	(94,413)	(61,300)	15,945
Adjustments to goodwill, net	13,112	(33,085)	—
Net increase in loans	(3,641,551)	(3,161,738)	(5,322,976)
Proceeds from sales of loans	267,447	266,409	315,586
Proceeds from sales of bank-owned properties	7,937	—	—
Purchases of premises and equipment, net	(2,376)	(8,973)	(85,897)
Cash acquired in purchase transactions, net	23,742	—	200,611

Net cash used in investing activities	(1,754,426)	(674,822)	(9,972,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in mortgagors’ escrow	8,496	23,315	17,491
Net increase in deposits	1,278,299	73,011	5,413,680
Net increase in borrowed funds	306,641	194,992	5,338,944
South Jersey Bank Division deposits sold, net of premium received	—	—	(303,003)
Cash dividends paid on common stock	(261,063)	(250,731)	(131,070)
Treasury stock purchases	(1,158)	(274,906)	(174,525)
Net cash received from exercise of stock options	11,965	44,623	42,645
Proceeds from shares issued in secondary offering, net	—	399,495	—
Cash in lieu of fractional shares	—	(594)	(278)

Net cash provided by financing activities	1,343,180	209,205	10,203,884

Net increase (decrease) in cash and cash equivalents	42,953	(98,221)	189,426
Cash and cash equivalents at beginning of period	188,850	287,071	97,645

Cash and cash equivalents at end of period	$ 231,803	$ 188,850	$ 287,071

Supplemental information:
Cash paid for interest	$670,601	$530,912	$244,253
Cash (received) paid for income taxes	(23,476)	110,156	191,145
Non-cash investing activities:
Transfer of securities from available for sale to held to maturity, at fair value	$ —	$961,607	$—
Transfers to other real estate owned from loans	1,019	9,566	286

Note:	The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and liabilities assumed in the acquisition of Long Island Financial Corp. on December 30, 2005 were $513.3 million and $524.0 million, respectively.

See accompanying notes to the consolidated financial statements.

NOTE 1: ORGANIZATION

Formerly known as Queens County Bancorp, Inc., New York Community Bancorp, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) was organized under Delaware law on July 20, 1993 and is the holding company for New York Community Bank and New York Commercial Bank (hereafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”). In addition, for the purpose of these Consolidated Financial Statements, “the Community Bank” and “the Commercial Bank” refer not only to the respective banks but also to their respective subsidiaries.

Formerly known as Queens County Savings Bank, the Community Bank is the primary banking subsidiary of the Company. It converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company issued its initial offering of 4,588,500 shares of common stock (par value: $0.01 per share) at a price of $25.00 per share, resulting in net proceeds of $110.6 million.

Reflecting nine stock splits (a 3-for-2 stock split on September 30, 1994; a 4-for-3 stock split on August 22, 1996; 3-for-2 stock splits on April 10 and October 1, 1997, September 29, 1998, and March 29 and September 20, 2001; and 4-for-3 stock splits on May 21, 2003 and February 17, 2004), the initial offering price adjusts to $0.93 per share. With the exception of the aforementioned number of shares issued in the initial offering, all share data presented in this report has been adjusted to reflect the impact of the stock splits.

The Commercial Bank became a subsidiary of the Company on December 30, 2005 as a result of the Company’s acquisition on that date of Long Island Financial Corp. (“Long Island Financial”), the parent company of Long Island Commercial Bank. In connection with that transaction, Long Island Financial merged with and into the Company, and Long Island Commercial Bank commenced operations as a subsidiary of the Company under the name “New York Commercial Bank.”

Prior to the acquisition of Long Island Financial, the Company completed merger transactions with three in-market savings institutions: on November 30, 2000, the Company acquired Haven Bancorp, Inc. (“Haven”), parent of CFS Bank; on July 31, 2001, the Company completed a merger-of-equals with Richmond County Financial Corp. (“Richmond County”), parent of Richmond County Savings Bank; and on October 31, 2003, the Company completed a merger with Roslyn Bancorp, Inc. (“Roslyn”), parent of The Roslyn Savings Bank.

The Company currently serves its customers through 151 banking offices in New York City, Long Island, Westchester County, and northern New Jersey, including 139 offices of the Community Bank and 12 offices of the Commercial Bank. The Community Bank operates a single branch under its name and the remainder through seven local divisions: Queens County Savings Bank, Richmond County Savings Bank, Roslyn Savings Bank, Roosevelt Savings Bank, and CFS Bank, in New York; and in New Jersey, First Savings Bank of New Jersey and Ironbound Bank. In connection with the acquisition of Atlantic Bank of New York (“Atlantic Bank”), which is currently awaiting regulatory approval, the Company expects to add 17 branches to the Commercial Bank franchise early in the second quarter of 2006.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The following is a description of the significant accounting and reporting policies that the Company and its wholly-owned subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. The Company has unconsolidated subsidiaries in the form of ten wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 8, “Borrowed Funds,” for additional information regarding these trusts.

Certain reclassifications have been made to prior-year consolidated financial statements to conform to the 2005 presentation.

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold with original maturities of less than 90 days. In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company is required to maintain reserves in the form of vault cash, in addition to deposits with the Federal Reserve Bank of New York. At December 31, 2005, the Company was in compliance with this requirement. In addition, at December 31, 2005 and 2004, the Company had $13.8 million and $26.3 million of interest-bearing deposits in other financial institutions, as well as federal funds sold of $1.0 million at each of the respective dates.

Securities Held to Maturity and Available for Sale

The Company’s securities portfolio consists of mortgage-backed securities and collateralized mortgage obligations (together, “mortgage-related securities”) and debt and equity securities (together, “other securities”). Securities that are classified as “available for sale” are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and are carried at amortized cost.

The market values of the Company’s securities, particularly fixed-rate mortgage-related securities, are affected by changes in market interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The Company has determined that there was no other-than-temporary impairment of its securities as of December 31, 2005. In the fourth quarter of 2004, the Company recorded an $8.2 million loss on the other-than-temporary impairment of certain perpetual preferred Fannie Mae (“FNMA”) securities.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., mark-to-market) adjustments, net deferred loan origination costs or fees, and the allowance for loan losses. Loans held for sale are carried at the aggregate lower of cost or estimated fair value. One-to-four family and home equity loans are originated on a pass-through basis in order to minimize the Company’s exposure to credit and interest rate risk. Under this program, which was adopted on December 1, 2000, applications are taken and processed by a third-party conduit and sold to the conduit or its affiliates, servicing-released, shortly after the loans are closed.

The allowance for loan losses is increased by the provisions for loan losses charged to operations and reduced by net charge-offs or reversals. A separate loan loss allowance is established for each of the Community Bank and the Commercial Bank. Loan losses are charged off in the period that the loans, or portions thereof, are deemed uncollectible. Management establishes the allowances for loan losses through an assessment of probable losses in each of the respective loan portfolios. Several factors are considered in this process, including historical and projected default rates and loss severities; internal risk ratings; loan size; economic, geographic, industry, and environmental factors; and loan impairment, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures.” Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan. The Company applies SFAS Nos. 114 and 118 to all loans except smaller balance homogenous loans and loans carried at fair value or the lower of cost or fair value.

In establishing the allowances for loan losses, management also considers the Banks’ current business strategies and credit processes, including compliance with stringent guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

In accordance with the pertinent policies, the allowances for loan losses are segmented to correspond to the various types of loans in the loan portfolios. These loan categories are assessed with specific emphasis on the internal risk rating, underlying collateral, credit underwriting, loan size, and geographic area. These factors correspond to the respective levels of quantified and inherent risk.

The assessments take into consideration loans that have been adversely rated, primarily through the valuation of the collateral supporting each loan. “Adversely rated” loans are loans that are either non-performing or that exhibit certain weaknesses that could jeopardize payment in accordance with the original terms. Larger loans are assigned risk ratings based upon a routine review of the credit files, while smaller loans exceeding 90 days in arrears are assigned risk ratings based upon an aging schedule. Quantified risk factors are assigned for each risk-rating category to provide an allocation to the overall loan loss allowance.

The remainder of each loan portfolio is then assessed, by loan type, with similar risk factors being considered, including the borrower’s ability to pay and the respective bank’s past loan loss experience with each type of loan. These loans are also assigned quantified risk factors, which result in allocations to the allowances for loan losses for each particular loan or loan type in the portfolio.

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors or the Credit Committee of the Board of Directors of the Commercial Bank, as applicable.

Other factors and processes considered in determining the appropriate level of the allowances for loan losses include, but are not limited to:

1.	End-of-period levels and observable trends in non-performing loans;

2.	Charge-offs experienced over prior periods, including an analysis of the underlying factors leading to the delinquencies and subsequent charge-offs (if any);

3.	Periodic inspections of the loan collateral by qualified in-house property appraisers/inspectors, as applicable;

4.	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

5.	Full assessment by the pertinent Board of Directors of the aforementioned factors when making a business judgment regarding the impact of anticipated changes on the future level of the allowance for loan losses; and

6.	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

While management uses available information to recognize losses on loans, future additions to the respective loan loss allowances may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations.

The Company recognizes interest income on loans using the interest method over the life of the loan. The Company defers certain loan origination and commitment fees, and certain loan origination costs, and amortizes the net fee or cost as an adjustment to the loan yield over the term of the related loan, using the interest method. When a loan is sold or repays, the remaining net unamortized fee or cost is recognized.

A loan generally is classified as a “non-accrual” loan when it is 90 days past due or when management has determined that the collectibility of the loan is doubtful. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and/or the Company has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level at least once a year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If the fair value of a reporting unit exceeds its carrying amount at the time of testing, the goodwill of the reporting unit is not considered impaired. According to SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

For the purpose of goodwill impairment testing, the Company has identified one reporting unit. The Company performed its annual goodwill impairment test as of January 1, 2005, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of the Company’s common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment. In addition, no impairment was found to exist when the Company performed its annual goodwill impairment test as of January 1, 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	December 31,
(in thousands)	2005	2004
Balance at beginning of year	$1,951,438	$1,918,353
Goodwill recorded in the acquisition of Long Island Financial Corp.	42,363	—
Purchase accounting adjustments	(13,112)	33,085

Balance at end of year	$1,980,689	$1,951,438

Premises and Equipment, Net

Premises, furniture and fixtures, and equipment are carried at cost less the accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets (generally 40 years for premises and three to ten years for furniture, fixtures, and equipment). Leasehold improvements are carried at cost less the accumulated amortization computed on a straight-line basis over the shorter of the related lease term or the estimated useful life of the improvement.

Depreciation and amortization are included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $13.4 million, $13.3 million, and $7.8 million, respectively, for the years ended December 31, 2005, 2004, and 2003.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are reported at the lower of cost or fair value at the date of acquisition. “Cost” represents the unpaid balance of the loan at the acquisition date, plus the expenses incurred to bring the property to a saleable condition, when appropriate. After foreclosure, management periodically performs a valuation of the property and the real estate is carried at the lower of carrying amount or fair value, less the estimated selling costs. Revenues and expenses from operations and changes in the valuation allowance, if any, are included in “other operating expenses.” At December 31, 2005 and 2004, the Company had other real estate owned totaling $1.3 million and $566,000, respectively; these amounts are included in “other assets” in the accompanying Consolidated Statements of Condition. There were no valuation allowances for other real estate owned at December 31, 2005 or 2004, and no provisions for the years ended December 31, 2005, 2004, or 2003.

Income Taxes

Income tax expense consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for future tax consequences, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company assesses the deferred tax assets and establishes a valuation allowance where realization of a deferred asset is not considered to be “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance.

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

Stock Option Plans

As discussed in Note 12, the Company had nine stock option plans at December 31, 2005, including two plans for directors and employees of the former Queens County Savings Bank; two plans for directors and employees of the former CFS Bank; a plan for directors and employees of the former Richmond County Savings Bank; a plan for directors and employees of the former Roosevelt Savings Bank, which had been acquired by Roslyn on February 16, 1999; two plans for directors and employees of the former Roslyn Savings Bank; and a plan for directors and employees of the former Long Island Commercial Bank (collectively, the “Stock Option Plans”).

As the Company has applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans through December 31, 2005, no compensation cost has been recognized. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s net income and earnings per share would have equaled the pro forma amounts indicated in the following table:

	Years Ended December 31,
(in millions, except per share data)	2005	2004	2003
Net Income:
As reported	$292.1	$355.1	$323.4
Deduct: Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	6.1	11.8	25.4

Pro forma	$286.0	$343.3	$298.0

Basic Earnings per Share:
As reported	$1.12	$1.37	$1.70

Pro forma	$1.10	$1.32	$1.57

Diluted Earnings per Share:
As reported	$1.11	$1.33	$1.65

Pro forma	$1.09	$1.29	$1.52

Because the stock options granted under the Stock Option Plans have characteristics that are significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the estimated fair values, the Company employed a Black-Scholes option-pricing model, with the following weighted average assumptions used for grants made during the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	3.85%	3.71%	2.70%
Expected volatility	29.52	29.59	23.57
Risk-free interest rate	4.32	4.52	3.88
Expected option lives	10 years	10 years	8 years

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (Revised 2004), “Share-based Payment” (“SFAS 123R”) which requires that new, modified, and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested stock options that were outstanding at that date (the “Acceleration”). Please see “Accounting for Stock Options” under “Impact of Recent Accounting Pronouncements” for a further discussion of the impact of SFAS No. 123R on the Company’s Consolidated Statements of Income and Comprehensive Income.

Retirement Plans

The Company maintains a pension plan, which is currently frozen, for the benefit of employees of the former Queens County Savings Bank, the former CFS Bank, the former Richmond County Savings Bank, and the former Roslyn Savings Bank. The plan covers substantially all employees who had attained minimum age, service, and employment status requirements with their bank of origin prior to the date on which the respective banks’ individual pension plans were frozen. Post-retirement benefits are recorded on an accrual basis with an annual provision that recognizes the expense over the service life of the employee, determined on an actuarial basis.

The Company’s pension benefit and post-retirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Post-retirement Benefits Other than Pensions,” respectively. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company include retirement patterns, mortality, turnover, and the rate of compensation increase.

The discount rate is used to calculate expected future benefit payments as a present value on the date of measurement, with the Citigroup Pension Liability Index the primary index used. A lower discount rate increases the present value of benefit obligations and increases pension expense. The Company decreased its discount rate to 5.50% in 2005 from 6.00% in 2004 to reflect the current interest rate environment.

The expected long-term rate of return on the plan assets is based on the historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s actual target allocation of asset classes. A lower expected rate of return on pension plan assets will increase pension expense. The Company’s long-term expected return on plan assets was 9.0% in both 2005 and 2004.

Earnings per Share (Basic and Diluted)

SFAS No. 128, “Earnings per Share,” requires all entities with complex capital structures to provide a dual presentation of basic and diluted earnings per share (“EPS”) on the face of their income statements, and to provide a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

The following table presents the Company’s weighted average common shares outstanding for the computation of basic and diluted earnings per share:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2005	2004	2003
Net income	$292,085	$355,086	$323,371
Weighted average common shares outstanding	260,412,409	259,825,261	189,826,992
Basic earnings per common share	$1.12	$1.37	$1.70

Weighted average common shares outstanding	260,412,409	259,825,261	189,826,992
Additional dilutive shares using average value for the period when utilizing the Treasury stock method regarding stock options and Bifurcated Option Note Unit SecuritiES (“BONUSESSM Units”) (1)	2,085,434	7,012,390	6,476,477

Total weighted average shares for computation of fully diluted earnings per share	262,497,843	266,837,651	196,303,469
Fully diluted earnings per common share and common share equivalents	$1.11	$1.33	$1.65

(1)	Options to purchase 3,531,694 shares, 40,000 shares, and 206,220 shares of the Company’s common stock at a weighted average price of $19.07, $28.34, and $31.27, respectively, were outstanding as of December 31, 2005, 2004, and 2003, but were excluded from the computation of diluted earnings per share for the years ended December 31, 2005, 2004, and 2003 because the exercise prices of the stock options exceeded the average market prices of the Company’s common shares during these years.

Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that all of its activities constitute one reportable operating segment.

Bank-owned Life Insurance

The Company has purchased life insurance policies on certain employees. These Bank-owned Life Insurance (“BOLI”) policies are recorded in “other assets” in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “other non-interest income” in the Consolidated Statements of Income and Comprehensive Income. The Company’s investment in BOLI generated income of $22.5 million, $21.2 million, and $15.2 million, respectively, during the years ended December 31, 2005, 2004, and 2003. At December 31, 2005 and 2004, the Company’s investment in BOLI totaled $525.0 million and $495.8 million, respectively. The December 31, 2005 amount includes $8.1 million of BOLI that was acquired in the Long Island Financial transaction.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in the Company’s accounting principles, and changes the requirements that pertain to accounting for, and reporting, a change in its accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in an accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in an accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, as previously noted, the FASB issued SFAS No. 123R. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions, including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, be recognized as an expense in the Company’s consolidated financial statements. Under SFAS No. 123R, the related compensation cost will be measured based on the fair value of the award at the date of grant. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123R. While SFAS No. 123R was originally to have been effective for interim and annual reporting periods beginning after June 15, 2005, the SEC, in April 2005, deferred the compliance date to the first annual reporting period beginning after June 15, 2005.

Effective December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested options to acquire the Company’s common stock that were outstanding at that date (the “Acceleration”). A total of 1.4 million stock options were impacted by the Acceleration. All other terms and conditions of the accelerated options remained unchanged. In accordance with FASB Interpretation No. 44, the Company did not record any compensation expense as of the date of the Acceleration. In addition, as a result of the Acceleration, the Company is able to avoid recognizing after-tax compensation expense of approximately $532,000 that it otherwise would have had to have recognized in 2006 and 2007 in connection with its adoption of SFAS No. 123R on January 1, 2006.

On November 3, 2005, the FASB issued the final version of FSP FAS 115-1, which addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. FSP FAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment loss on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 replaces the impairment guidance in EITF 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SAB No. 59). Under FSP FAS 115-1, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP FAS 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of FSP FAS 115-1 will have a material impact on its consolidated financial statements or its financial statement disclosures.

In December 2003, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires that acquired loans, including debt securities, be recorded at the amount of the purchaser’s initial investment; and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and for which it is probable that all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires that the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. In addition, if contractually required payments for interest and principal are less than the expected cash flows, this amount is recorded as a “nonaccretable difference” that should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. Excluded from the scope of SOP 03-3 are loans carried at fair value, mortgage loans held for sale, leases, and loans to borrowers in good standing under revolving credit agreements. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.

In connection with the acquisition of Long Island Financial, and subject to the provisions of SOP 03-3, the Company recorded $10.7 million of loans with a carrying value of $7.5 million.

NOTE 3: BUSINESS COMBINATIONS

Long Island Financial Corp.

On December 30, 2005, the Company acquired 100% of the outstanding common stock of Long Island Financial, the parent company of Long Island Commercial Bank, for an aggregate purchase price of $72.9 million. Under the terms of the definitive agreement and plan of merger, shareholders of Long Island Financial common stock received 2.32 shares of the Company’s common stock for each share of Long Island Financial common stock held at the merger date. The purchase price has been allocated to the assets acquired and liabilities assumed using their fair values at the acquisition date. In connection with the merger, the Company issued 3,600,752 shares of common stock, the value of which was determined based on the average closing price of the Company’s common stock for the two days prior to, and the two days following, the announcement of the acquisition on August 1, 2005.

In connection with the acquisition, the Company recorded goodwill of $42.4 million. The acquisition was accounted for using the purchase method. In accordance with the provisions of SFAS No. 142 as required for goodwill and intangible assets, no goodwill is being amortized in connection with this transaction. Core deposit intangibles (“CDI”) of $10.7 million were also recognized in connection with the merger; this amount will be amortized on an accelerated basis over a period of ten years. The results of operations of Long Island Financial will be included in the Consolidated Statements of Income and Comprehensive Income beginning January 1, 2006. In connection with the acquisition, the Company acquired, at fair value, securities totaling $234.6 million and loans totaling $253.0 million, and assumed $425.9 million of deposits and $79.5 million of borrowed funds. The primary purpose of the acquisition was to provide the Company with an established full-service commercial banking franchise and a platform for its commercial deposit growth strategy.

Had the acquisition of Long Island Financial taken place on January 1, 2005, the Company’s net income for the year ended December 31, 2005 would have amounted to $292.7 million. It is estimated that none of the goodwill stemming from the acquisition of Long Island Financial will be deductible for income tax purposes.

Pending Business Combination with Atlantic Bank of New York (“Atlantic Bank”)

On October 11, 2005, the Company announced its entrance into a definitive agreement to acquire Atlantic Bank. Headquartered in Manhattan, Atlantic Bank is a full-service commercial bank with assets of $2.7 billion, loans of $1.3 billion, and deposits of $1.7 billion at December 31, 2005. Atlantic Bank operates 17 branches in Manhattan, Queens, and Brooklyn, and the neighboring suburban counties of Nassau and Westchester. Under the terms of the agreement, the Company will pay $400.0 million for Atlantic Bank in an all-cash transaction, which is expected to close early in the second quarter of 2006, pending regulatory approval.

Core Deposit Intangibles (“CDI”) and Other Intangible Assets

The Company has CDI stemming from the Long Island Financial, Roslyn, and Richmond County mergers. The CDI relating to the Long Island Financial acquisition amounted to $10.7 million and will be amortized using an accelerated method over a period of 10 years, beginning in January 2006. The CDI relating to the Roslyn and Richmond County mergers amounted to $42.6 million and $33.2 million, respectively, at December 31, 2005, and is being amortized using a straight-line method over a period of 10 years beginning in November 2003 and August 2001, respectively.

In addition, the Company has mortgage servicing rights stemming from the Richmond County merger and from its securitization of one-to-four family loans in 2002. Mortgage servicing rights are included, together with other identifiable intangible assets, in “other assets” in the Consolidated Statements of Condition at December 31, 2005 and 2004. The Company’s mortgage servicing rights are being amortized over periods ranging from five to eight-and-a-half years on a straight-line basis; its other identifiable intangible assets are being amortized on a straight-line basis over a period of fifteen years. The Company assessed the appropriateness of the useful lives of its intangible assets at December 31, 2005 and determined them to be appropriate.

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s intangible assets as of December 31, 2005:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$125,113	$(38,580)	$86,533
Mortgage servicing rights	5,546	(3,922)	1,624
Other identifiable intangible assets	1,325	(935)	390

Total	$131,984	$(43,437)	$88,547

The amortization expense related to the CDI, mortgage servicing rights, and other identifiable intangibles for the year ended December 31, 2005 was $11.7 million, $894,000, and $88,000, respectively.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI, mortgage servicing rights, and other identifiable intangible assets:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Other Identifiable Intangible Assets	Total
2006	$13,335	$ 564	$ 88	$13,987
2007	13,140	311	88	13,539
2008	12,945	311	88	13,344
2009	12,750	311	88	13,149
2010	12,556	127	38	12,721
2011 and thereafter	21,807	—	—	21,807

Total remaining intangible assets	$86,533	$1,624	$390	$88,547

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2005 and 2004:

	December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE(1) certificates	$6,323	$ 200	$—	$6,523
GSE CMOs	1,593,654	821	97,102	1,497,373
Other mortgage-related securities	6,491	—	—	6,491

Total mortgage-related securities	$1,606,468	$ 1,021	$97,102	$1,510,387

Other Securities:
U.S. Government agency obligations	$1,166,614	$ —	$19,787	$1,146,827
Corporate bonds	161,432	10,225	1,346	170,311
Capital trust notes	307,899	18,640	—	326,539
Preferred stock	15,625	425	57	15,993

Total other securities	$1,651,570	$29,290	$21,190	$1,659,670

Total securities held to maturity	$3,258,038	$30,311	$118,292	$3,170,057

(1) Government-sponsored Enterprises

	December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$8,283	$ 429	$ —	$8,712
GSE CMOs	2,149,327	4,668	79,765	2,074,230
Other mortgage-related securities	8,806	—	—	8,806

Total mortgage-related securities	$2,166,416	$ 5,097	$79,765	$2,091,748

Other Securities:
U.S. Government agency obligations	$1,270,588	$ 1,594	$13,800	$1,258,382
Corporate bonds	211,692	8,386	1,493	218,585
Capital trust notes	308,293	23,762	—	332,055
Preferred stock	15,625	1,416	—	17,041

Total other securities	$1,806,198	$35,158	$15,293	$1,826,063

Total securities held to maturity	$3,972,614	$40,255	$95,058	$3,917,811

The Company had $330.2 million and $232.2 million of Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost, at December 31, 2005 and 2004, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB-NY.

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2005 and 2004:

	December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$ 914,280	$ —	$31,981	$ 882,299
GSE CMOs	445,452	—	16,579	428,873
Private label CMOs	670,750	—	15,544	655,206
Other mortgage-related securities	1,392	—	—	1,392

Total mortgage-related securities	$2,031,874	$ —	$64,104	$1,967,770

Other Securities:
U.S. Government agency obligations	$ 221,707	$ —	$ —	$ 221,707
U.S. Treasury obligations	505	—	—	505
Corporate bonds	34,980	—	1,695	33,285
State, county, and municipal	6,683	—	94	6,589
Foreign government bonds	1,010	—	—	1,010
Capital trust notes	28,682	—	4,478	24,204
Preferred stock	56,254	—	1,161	55,093
GSE preferred stock	46,978	593	336	47,235
Common stock	22,727	412	1,323	21,816

Total other securities	$ 419,526	$1,005	$ 9,087	$ 411,444

Total securities available for sale	$2,451,400	$1,005	$73,191	$2,379,214

	December 31, 2004
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$1,409,799	$1,717	$13,605	$1,397,911
Agency CMOs	585,529	2	10,198	575,333
Private label CMOs	936,751	—	10,525	926,226
Other mortgage-related securities	1,557	12	—	1,569

Total mortgage-related securities	$2,933,636	$1,731	$34,328	$2,901,039

Other Securities:
Corporate bonds	$ 42,978	$ —	$ 1,165	$ 41,813
State, county, and municipal	6,521	1	111	6,411
Foreign government bonds	1,016	1	—	1,017
Capital trust notes	36,449	2,533	3,845	35,137
Preferred stock	48,654	323	342	48,635
GSE preferred stock	51,979	433	—	52,412
Common stock	20,948	1,448	751	21,645

Total other securities	$ 208,545	$4,739	$ 6,214	$ 207,070

Total securities available for sale	$3,142,181	$6,470	$40,542	$3,108,109

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2005, 2004, and 2003:

	December 31,
(in thousands)	2005	2004	2003
Gross proceeds	$518,264	$6,071,528	$3,056,236
Gross realized gains	3,555	21,528	32,858
Gross realized losses	556	167,903	7,019

The amortized cost and estimated market value of mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the estimated average life of said securities, as shown below. Principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The following table summarizes the amortized cost and estimated market value of held-to-maturity and available-for-sale securities at December 31, 2005 by contractual maturity:

	Amortized Cost
(in thousands)	Mortgage -related Securities	Average Yield	U.S. Treasury and Government Agency Obligations	Average Yield	State, County, and Municipal Obligations (1)	Average Yield	Other Debt Securities	Average Yield	Fair Market Value
Held-to-maturity Securities:
Due within one year	$ —	—%	$ —	—%	$ —	—%	$ 16,114	7.10%	$ 16,213
Due from one to five years	—	—	—	—	—	—	15,347	9.66	16,210
Due from five to ten years	—	—	441,614	4.39	—	—	32,796	6.38	466,575
Due after ten years	1,606,468	3.83	725,000	5.09	—	—	420,699	7.57	2,671,059

Total debt securities held to maturity	$1,606,468	3.83%	$1,166,614	4.83%	$ —	—%	$484,956	7.54%	$3,170,057

Available-for-sale Securities: (2)
Due within one year	$ 17	8.00%	$ 505	6.88%	$ 160	3.65%	$ —	—%	$ 682
Due from one to five years	—	—	183,246	4.05	126	5.27	1,010	5.60	184,378
Due from five to ten years	1,392	3.58	36,750	3.89	599	5.27	9,980	6.50	48,420
Due after ten years	2,030,465	4.35	1,711	5.00	5,798	6.72	53,682	6.01	2,021,590

Total debt securities available for sale	$2,031,874	4.35%	$ 222,212	4.04%	$6,683	6.49%	$ 64,672	6.08%	$2,255,070

(1)	Not presented on a tax-equivalent basis.
(2)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had no commitments to purchase securities at December 31, 2005.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2005 and 2004:

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2005 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-maturity Debt Securities:
U.S. Government agency obligations	$1,002,416	$14,197	$144,411	$5,590	$1,146,827	$19,787
GSE CMOs	417,370	15,348	1,034,744	81,754	1,452,114	97,102
Corporate bonds	1,019	—	23,692	1,346	24,711	1,346
Preferred stock	4,943	57	—	—	4,943	57

Total temporarily impaired held-to-maturity debt securities	$1,425,748	$29,602	$1,202,847	$88,690	$2,628,595	$118,292

Temporarily Impaired Available-for-sale Securities:
Debt securities:
GSE certificates	$183,346	$3,210	$698,953	$28,771	$882,299	$31,981
GSE CMOs	—	—	428,855	16,579	428,855	16,579
Private label CMOs	—	—	655,206	15,544	655,206	15,544
Corporate bonds	9,691	289	23,594	1,406	33,285	1,695
Municipal bonds	1,364	29	5,065	65	6,429	94
Capital trust notes	19,529	1,503	4,675	2,975	24,204	4,478

Total temporarily impaired available-for-sale debt securities	$213,930	$5,031	$1,816,348	$65,340	$2,030,278	$70,371
Equity securities	85,924	2,820	—	—	85,924	2,820

Total temporarily impaired available-for-sale securities	$299,854	$7,851	$1,816,348	$65,340	$2,116,202	$73,191

	Less than 12 Months		12 Months or Longer		Total
At December 31, 2004 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-maturity Debt Securities:
U.S. Government agency obligations	$1,065,970	$13,800	$ —	$ —	$1,065,970	$13,800
Agency CMOs	1,150,396	61,573	374,076	18,192	1,524,472	79,765
Corporate bonds	20,122	1,043	4,550	450	24,672	1,493

Total temporarily impaired held-to-maturity debt securities	$2,236,488	$76,416	$378,626	$18,642	$2,615,114	$95,058

Temporarily Impaired Available-for-sale Securities:
Debt securities:
Agency mortgage-backed securities	$930,492	$13,605	$ —	$ —	$930,492	$13,605
Agency CMOs	519,042	8,342	56,212	1,856	575,254	10,198
Private label CMOs	926,226	10,525	—	—	926,226	10,525
Corporate bonds	33,813	1,165	—	—	33,813	1,165
Municipal bonds	1,255	18	5,041	93	6,296	111
Capital trust notes	9,805	3,845	—	—	9,805	3,845

Total temporarily impaired available-for-sale debt securities	$2,420,633	$37,500	$ 61,253	$ 1,949	$2,481,886	$39,449
Equity securities	22,265	379	3,079	714	25,344	1,093

Total temporarily impaired available-for-sale securities	$2,442,898	$37,879	$ 64,332	$ 2,663	$2,507,230	$40,542

At December 31, 2005, approximately 84% of the unrealized losses on the securities portfolio were on pass-through certificates guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”), Ginnie Mae (“GNMA”), or FNMA, and collateralized mortgage obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. By virtue of the underlying collateral or structure, which is more often than not sequential, the Company’s whole loan CMOs are AAA-rated. The Company believes that price movements in CMOs and agency pass-through securities are dependent upon movements in market interest rates, rather than on credit risk, since the credit risk inherent in these securities is negligible. The remaining 16% of the unrealized losses on the securities portfolio were on U.S. Government agency obligations, corporate bonds, capital trust notes, state and municipal obligations, and equity securities. The Company reviews the securities portfolio on a monthly basis, at minimum; there was no significant credit deterioration in these securities as of December 31, 2005.

The evaluation of impairment considers numerous factors, and their relative significance varies from case to case. Among the factors considered are the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the security in order to allow for an anticipated recovery in market value. If, based on the analysis, it is determined that the impairment is other than temporary, the security is written down to fair value, and a loss is recognized through earnings.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2005 consist of 38 mortgage-related securities, two New York State municipal bonds, three corporate debt obligations, one capital trust note, and four U.S. Government agency obligations. The market value of these securities represented an unrealized loss of $154.0 million at December 31, 2005. The fair value of the securities was 4.9% below their collective book value of $3.2 billion at that date. Management believes that the unrealized losses on these securities are expected to be recovered within a reasonable time through a typical interest rate cycle; that the Company has the ability and intent to retain these securities until recovery of market value; and that the debt securities are expected to be repaid in accordance with their terms. Accordingly, management has concluded that none of the Company’s securities were other-than-temporarily impaired at December 31, 2005.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2005 and 2004:

	December 31,
(in thousands)	2005	2004
Mortgage Loans:
Multi-family	$12,854,188	$ 9,839,263
Commercial real estate	2,888,294	2,140,770
Construction	856,651	807,107
One-to-four family	254,510	506,116

Total mortgage loans	16,853,643	13,293,256
Net deferred loan origination (fees) costs	(310)	250

Mortgage loans, net	16,853,333	13,293,506

Other Loans:
Commercial business	152,638	89,093
Consumer	16,319	13,362
Auto leases, net of unearned income of $333,000	6,536	—

Total other loans	175,493	102,455
Net deferred loan origination (fees) costs	(424)	83

Total other loans, net	175,069	102,538
Less: Allowance for loan losses	79,705	78,057

Loans, net	$16,948,697	$13,317,987

Multi-family mortgage loans are the Company’s principal asset, with loans secured by rent-controlled and rent-stabilized buildings in New York City constituting its primary market niche. The Company also originates commercial real estate and construction loans for portfolio. The majority of the Company’s commercial real estate loans are secured by office buildings and mixed-use buildings in Manhattan, and shopping centers anchored by national credit-rated tenants in New York City and Long Island. Construction loans are primarily originated for the construction and development of one-to-four family homes and residential subdivision units on Long Island and in New York City.

Since December 1, 2000, the Company has maintained a policy of originating one-to-four family mortgage and home equity loans on a pass-through basis, and selling such loans to a third-party conduit, servicing-released, shortly after the loans are closed. Under the conduit program, the Company sold one-to-four family loans totaling $93.2 million, $135.1 million, and $297.3 million in 2005, 2004, and 2003, respectively. In 2005, 2004, and 2003, the Company recorded aggregate net gains of $846,000, $1.3 million, and $2.8 million, respectively, on the sale of conduit loans. Loans originated and held for sale through the conduit program are included in “other loans” in the Company’s Consolidated Statements of Condition.

In 2005, the Company also sold $170.7 million of one-to-four family loans from the portfolio, at a gain of $2.7 million. The Company sold $129.9 million of one-to-four family loans without any gain or loss in 2004, and $15.5 million of home equity loans at a gain of $39,000 in 2003.

In conjunction with the Roslyn merger, the Company acquired a portfolio of student loans held for sale. In 2004, the Company recorded net gains of $3,000 on the sale of such loans. In 2005, the remainder of the portfolio was sold, with no gain recorded.

The following table summarizes loans held for sale at December 31, 2005 and 2004:

	December 31,
(in thousands)	2005	2004
One-to-four family loans	$1,771	$2,293
Student loans	—	18

Total loans held for sale	$1,771	$2,311

The Company services mortgage loans for various third parties, including, but not limited to, Savings Bank Life Insurance (“SBLI”), FNMA, FHLMC, and the State of New York Mortgage Agency (“SONYMA”). At December 31, 2005, the unpaid principal balance of serviced loans amounted to $346.4 million; at December 31, 2004, the unpaid principal balance was $448.5 million. The custodial escrow balances maintained in connection with such loans amounted to $5.4 million and $9.8 million, respectively, at the corresponding dates.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003:

	December 31,
(in thousands)	2005	2004	2003
Balance, beginning of year	$78,057	$78,293	$40,500
Charge-offs	(21)	(236)	—
Allowance acquired in merger transactions	1,669	—	37,793

Balance, end of year	$79,705	$78,057	$78,293

As previously discussed in Note 2, a portion of Long Island Financial’s allowance for loan losses was recorded in connection with the acquisition on December 30, 2005, in accordance with SOP 03-3. The acquired loan loss allowance totaled $1.7 million. During the years ended December 31, 2005 and 2004, the Company charged off $21,000 and $236,000, respectively, of consumer and unsecured loans.

The Company made no provisions for loan losses in 2005, 2004, or 2003. Non-accrual loans amounted to $16.9 million, $28.1 million, and $34.3 million, respectively, at December 31, 2005, 2004, and 2003. Loans 90 days or more delinquent and still accruing interest totaled $10.7 million at December 31, 2005; no such delinquencies were recorded at December 31, 2004 or 2003.

The interest income that would have been recorded under the original terms of non-accrual loans and the interest income actually recorded in the years ended December 31, 2005, 2004, and 2003, are summarized below:

	December 31,
(in thousands)	2005	2004	2003
Interest income that would have been recorded	$3,109	$2,144	$2,066
Interest income actually recorded	(319)	(477)	(281)

Interest income foregone	$2,790	$1,667	$1,785

Impaired loans for which the discounted cash flows, collateral value, or market price equals or exceeds the carrying value of the loan do not require an allowance. The allowance for impaired loans for which the discounted cash flows, collateral value, or market price is less than the carrying value of the loan is included in the Company’s overall allowance for loan losses. The Company had no impaired loans at December 31, 2005 or 2004. The average amount of impaired loans for the years ended December 31, 2005, 2004, and 2003 was $0, $3.8 million, and $11.8 million, respectively. There was no interest income recognized on impaired loans during the years ended December 31, 2005 or 2004. There was $58,000 of interest income recognized on impaired loans in the year ended December 31, 2003.

NOTE 7: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2005 and 2004:

	December 31,
	2005			2004
(dollars in thousands)	Amount	Percent of Total	Weighted Average Rate (1)	Amount	Percent of Total	Weighted Average Rate (1)
NOW and money market accounts	$3,576,983	29.55%	2.54%	$2,850,218	27.40%	1.30%
Savings accounts	2,434,990	20.11	0.53	3,060,334	29.42	0.53
Certificates of deposit	5,247,029	43.35	3.58	3,752,327	36.07	2.79
Non-interest-bearing accounts	845,897	6.99	—	739,238	7.11	—

Total deposits	$12,104,899	100.0%	2.41%	$10,402,117	100.0%	1.52%

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2005 and 2004, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $2.3 million and $1.5 million, respectively.

Scheduled maturities of certificates of deposit (“CDs”) at December 31, 2005 are as follows:

(in thousands)
1 year or less	$4,007,206
More than 1 year through 2 years	831,023
More than 2 years through 3 years	131,701
More than 3 years through 4 years	152,636
More than 4 years through 5 years	35,434
Over 5 years	89,029

Total certificates of deposit	$5,247,029

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2005:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	3 – 6 Months	6 – 12 Months	Over 12 Months	Total
Total	$533,583	$483,339	$391,403	$387,895	$1,796,220

At December 31, 2005 and 2004, the aggregate amount of CDs of $100,000 or more was $1.8 billion and $926.1 million, respectively.

Included in total deposits at December 31, 2005 and 2004 were brokered deposits totaling $1.5 billion and $59.9 million, respectively.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2005 and 2004:

	December 31,
(in thousands)	2005	2004
FHLB-NY advances	$5,409,458	$3,449,902
Repurchase agreements	4,307,934	5,885,051
Junior subordinated debentures	454,197	446,084
Senior debt	195,069	199,504
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$10,528,658	$10,142,541

Accrued interest on borrowed funds is included in “other liabilities” in the Consolidated Statements of Condition, and amounted to $44.0 million and $42.3 million, respectively, at December 31, 2005 and 2004.

Federal Home Loan Bank of New York (“FHLB-NY”) Advances

FHLB-NY advances totaled $5.4 billion and $3.4 billion, respectively, at December 31, 2005 and 2004. The contractual maturities of the outstanding FHLB-NY advances at December 31, 2005 were as follows:

(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate (1)
2006	$928,830	4.49%
2007	25,906	5.73
2008	83,328	5.46
2009	280,214	5.81
2010	947,163	5.79
2011	424,180	4.77
2013	9,499	2.64
2014	500,000	3.63
2015	2,210,000	3.43
2025	338	7.82

	$5,409,458	4.31%

(1)	Excludes the effect of purchase accounting adjustments.

FHLB-NY advances include both straight fixed-rate advances and advances under the FHLB-NY convertible advance program, which gives the FHLB-NY the option of calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

The following table sets forth certain information regarding FHLB-NY advances at or for the twelve months ended December 31, 2005, 2004, and 2003:

	At or For the Twelve Months Ended December 31,
(dollars in millions)	2005	2004	2003
Average balance during the year	$4,609	$3,096	$2,511
Maximum balance at any month-end during the year	5,409	3,487	3,133
Balance outstanding at end of year	5,409	3,450	2,386
Weighted average interest rate during the year (1)	4.31%	4.54%	4.35%
Weighted average interest rate at end of the year (1)	4.31	4.39	5.01

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2005, the Banks had a combined overnight line of credit of $240.6 million with the FHLB-NY. At December 31, 2005 and 2004, borrowings under this line of credit amounted to $113.2 million and $53.0 million, respectively. At December 31, 2005, the Company also had access to funds through a $140.6 million one-month facility with the FHLB-NY. There were no borrowings outstanding under this facility at December 31, 2005 or 2004. FHLB-NY advances and FHLB-NY overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, which may consist of eligible loans, mortgage-related securities, and/or equity shares in certain subsidiaries. At December 31, 2005, the Company’s FHLB-NY borrowings were collateralized by FHLB-NY stock and a blanket assignment of qualifying mortgage loans. There were no securities pledged at December 31, 2005.

Federal Funds Purchased

In 2005, the average balance of federal funds purchased amounted to $2.3 million and had a weighted average interest rate of 4.32%. All of the federal funds purchased during 2005 had contractual maturities of less than 90 days. The Company had no federal funds purchased at December 31, 2005, 2004, or 2003.

Repurchase Agreements

Repurchase agreements totaled $4.3 billion and $5.9 billion, respectively, at December 31, 2005 and 2004. The following table summarizes the contractual maturities and weighted average interest rates of repurchase agreements, and the amortized cost and fair value of the securities collateralizing the repurchase agreements, at December 31, 2005:

(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate (1)	Mortgage-related Securities		U.S. Government Agency Obligations
			Amortized Cost	Fair Value	Amortized Cost	Fair Value
Up to 30 days	$473,173	4.75%	$437,039	$416,688	$80,319	$78,783
30 to 90 days	—	—	—	—	—	—
Over 90 days	3,834,761	4.48	2,853,658	2,720,572	1,292,232	1,274,361

Total	$4,307,934	4.51%	$3,290,697	$3,137,260	$1,372,551	$1,353,144

(1)	Excludes the effect of purchase accounting adjustments.

The following table sets forth certain information regarding short-term repurchase agreements at or for the twelve months ended December 31, 2005, 2004, and 2003:

	At or For the Twelve Months Ended December 31,
(dollars in millions)	2005	2004	2003
Average balance during the year	$104.1	$2,294.9	$2,386.9
Maximum balance at any month-end during the year	372.0	6,212.9	4,311.6
Balance outstanding at end of year	102.4	125.0	2,454.4
Weighted average interest rate during the year (1)	3.05%	1.15%	1.16%
Weighted average interest rate at end of the year (1)	4.31	2.26	1.13

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2005 and 2004, the accrued interest on repurchase agreements amounted to $15.6 million and $19.4 million, respectively.

Junior Subordinated Debentures

Junior subordinated debentures totaled $454.2 million and $446.1 million at December 31, 2005 and 2004, respectively. The following junior subordinated debentures were outstanding at December 31, 2005:

(dollars in thousands)

Issuer	Interest Rate of Capital Securities and Debentures (1)	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
Haven Capital Trust I	10.460%	$ 17,691	$ 16,917	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	21,993	21,210	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	10,014	9,705	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	14,984	14,520	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	8.4200	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	8.0969	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	8.2900	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.0000	191,409	182,904	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	7.8163	64,646	62,697	March 20, 2002	April 1, 2032	April 1, 2007
LIF Statutory Trust I	10.600	8,426	8,194	September 7, 2000	September 7, 2030	September 7, 2010

Total junior subordinated debentures		$454,197	$437,429

(1)	Excludes the effect of purchase accounting adjustments.

On November 4, 2002, the Company completed a public offering of 5,500,000 BONUSES Units, including 700,000 that were sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $50.00 per share. The Company realized net proceeds from the offering of approximately $267.3 million. Each BONUSES Unit consists of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00% on the $50.00 per share liquidation amount. The warrants and capital securities are non-callable for five years from the date of issuance.

The gross proceeds of the BONUSES Units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants was $92.4 million, and was recorded as a component of additional “paid-in capital” in the Company’s consolidated financial statements. The value assigned to the capital security component was $182.6 million. The difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount and amortized to “interest expense” over the life of the capital securities on a level-yield basis. Issuance costs related to the BONUSES Units totaled $7.7 million, with $5.1 million allocated to the capital security, reflected in “other assets” in the Consolidated Statements of Condition, and amortized on a straight-line basis over five years. The portion of issuance costs allocated to the warrants totaled $2.6 million and was treated as a reduction in paid-in capital.

In addition to the BONUSES Units, the Company has established or acquired nine other business trusts of which it owns all of the common securities: Haven Capital Trust I, Haven Capital Trust II, Queens Capital Trust I, Queens Statutory Trust I, NYCB Capital Trust I, New York Community Statutory Trust I, New York Community Statutory Trust II, Roslyn Preferred Trust I, and LIF Statutory Trust I (the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the preceding table. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2005, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital.

In the second quarter of 2003, the Company entered into four interest rate swap agreements. The agreements effectively converted four of the Company’s capital securities from fixed-rate to variable-rate instruments. Under these agreements, which were designated and accounted for as “fair value hedges” aggregating a notional value of $65.0 million, the Company receives a fixed interest rate of 10.51% which is equal to the interest due to the holders of the four capital securities and pays a floating interest rate which is tied to the three-month London Interbank Offered Rate (“LIBOR”). At December 31, 2005, the weighted average floating rate of interest was 9.71%. The maturity dates, call features, and other critical terms of these derivative instruments match the terms of the respective capital securities. As a result, no net gains or losses were recognized in earnings with respect to these hedges. At December 31, 2005, a $2.6 million liability, representing the fair value of the interest rate swap agreements, was recorded in “other liabilities.” An offsetting adjustment was made to the carrying amount of the respective capital securities to recognize the change in their fair value.

Preferred Stock of Subsidiaries

On April 7, 2003, the Company, through its then second-tier subsidiary, CFS Investments New Jersey, Inc., completed the sale of $60.0 million of capital securities of Richmond County Capital Corporation in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The capital securities consisted of $10.0 million, or 100 shares, of Richmond County Capital Corporation Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, stated value of $100,000 per share (the “Series B Preferred Stock”) and $50.0 million, or 500 shares, of Richmond County Capital Corporation Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, stated value of $100,000 per share (the “Series C Preferred Stock”). Dividends on the Series B Preferred Stock are payable quarterly at an annual rate of 8.25% of its stated value. The Series B Preferred

Stock may be redeemed by the Company on or after July 15, 2024. Dividends on the Series C Preferred Stock are payable quarterly at an annual rate equal to LIBOR plus 3.25% of its stated value. The Series C Preferred Stock may be redeemed by the Company on or after July 15, 2008. The dividend rate on the Series C Preferred Stock resets quarterly.

On October 27, 2003, Roslyn Real Estate Asset Corp., a second-tier subsidiary that was acquired by the Company in the Roslyn merger, completed the sale of $102.0 million of capital securities in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The capital securities consisted of $12.5 million, or 125 shares, of Roslyn Real Estate Asset Corp. (“RREA”) Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series C Preferred Stock”) and $89.5 million, or 895 shares, of RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series D Preferred Stock”). Dividends on the RREA Series C Preferred Stock are payable quarterly at an annual rate of 8.95% of its stated value. The RREA Series C Preferred Stock may be redeemed by the Company on or after September 30, 2023. Dividends on the RREA Series D Preferred Stock were payable quarterly at an annual rate equal to 4.79% for the period from September 30, 2003 to, but excluding, December 31, 2003, and payable thereafter at an annual rate equal to LIBOR plus 3.65% of its stated value. The RREA Series D Preferred Stock may be redeemed by the Company on or after September 30, 2008. The dividend rate on the RREA Series D Preferred Stock will be reset quarterly.

Senior Debt

On November 13, 2002, Roslyn issued $115.0 million of 5.75% unsecured senior notes at a price of 99.785%. The notes have a maturity date of November 15, 2007. Interest on such notes is paid semi-annually on May 15 and November 15 of each year. On November 21, 2001, Roslyn issued $75.0 million of 7.50% unsecured senior notes at par, with a maturity date of December 1, 2008. Interest on such notes is paid semi-annually on June 1 and December 1 of each year.

$1.0 Billion Shelf Registration Statement

On October 31, 2005, the Company filed a shelf registration statement which will allow the Company to periodically offer and sell, individually or in any combination, debt securities, trust preferred securities, warrants to purchase other securities, depository shares, stock purchase contracts and stock purchase units (a combination of one or more stock purchase contracts and certain beneficial interests), preferred stock, common stock, and units (which include a combination of any of the preceding securities), up to a total of $1.0 billion. The shelf registration statement, which also served to de-register approximately $195 million of securities that were unissued under a previous shelf registration statement dated May 16, 2003, was declared effective on December 21, 2005. The Company’s ability to issue debt or equity under the shelf registration statement is subject to market conditions and its capital needs.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset at December 31, 2005 and 2004:

	December 31,
(in thousands)	2005	2004
Deferred Tax Assets:
Allowance for loan losses	$29,555	$31,223
Accrual for post-retirement benefits	6,075	7,071
Purchase accounting adjustments on borrowed funds	35,758	72,585
Merger-related costs	2,970	8,048
Compensation and related obligations	26,454	24,686
Purchase accounting adjustments and net unrealized losses on securities	45,658	41,199
Other	25,001	22,802

Gross deferred tax assets	171,471	207,614
Valuation allowance	(5,180)	—

Deferred tax asset after valuation allowance	166,291	207,614

Deferred Tax Liabilities:
Purchase accounting adjustments on loans	(2,190)	(5,677)
Prepaid pension cost	(11,506)	(9,523)
Amortization of intangibles	(23,383)	(19,221)
Premises and equipment	(8,112)	(16,825)
Undistributed earnings of subsidiaries	(19,250)	—
Other	(2,301)	(1,291)

Gross deferred tax liabilities	(66,742)	(52,537)

Net deferred tax asset	$99,549	$155,077

The net deferred tax asset, which is included in “other assets” in the Consolidated Statements of Condition, at December 31, 2005 and 2004 represents the anticipated federal, state, and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

A valuation allowance of $5.2 million was established as an offset to the New York State and City (collectively, “New York”) deferred tax assets to reflect the likely utilization of New York State net operating loss carryforwards and New York reversing temporary differences in a manner which would not reduce the current tax liability. This is primarily due to the likelihood that the current tax liability will be based on the alternative tax measured by total assets.

The deferred tax assets include the tax effects of a net operating loss carryforward for the New York State bank tax return of $236.8 million, none of which will expire until the year 2023, and a capital loss carryforward of $24.4 million which will expire if not utilized by the end of the 2007 tax year.

The following table summarizes the Company’s income tax expense for the years ended December 31, 2005, 2004, and 2003:

	December 31,
(in thousands)	2005	2004	2003
Federal – current	$67,681	$71,786	$152,618
State and local – current	3,535	3,253	12,460

Total current	71,216	75,039	165,078

Federal – deferred	78,528	91,944	3,814
State and local – deferred	2,885	9,899	419

Total deferred	81,413	101,843	4,233

Total income tax expense	$152,629	$176,882	$169,311

The following table presents a reconciliation of statutory federal income tax expense to combined effective income tax expense for the years ended December 31, 2005, 2004, and 2003:

	December 31,
(in thousands)	2005	2004	2003
Statutory federal income tax expense at 35%	$155,650	$186,189	$172,439
State and local income taxes, net of federal income tax benefit	4,173	8,549	8,631
Non-deductible portion of ESOP expense	6,941	(3,581)	5,441
Non-taxable income on BOLI	(7,885)	(7,410)	(5,329)
Tax effect of subsidiary transactions	—	—	(9,879)
Federal tax credits	(5,614)	(3,358)	(623)
Other, net	(636)	(3,507)	(1,369)

Total income tax expense	$152,629	$176,882	$169,311

As a savings institution, the Community Bank is subject to special provisions in the federal and New York tax laws regarding its tax bad debt reserves and, for New York purposes, its allowable tax bad debt deduction. At each of December 31, 2005 and 2004, the Community Bank’s federal, New York State, and New York City tax bad debt base-year reserves were $45.1 million, $274.8 million, and $308.5 million, respectively. Related deferred tax liabilities of $15.8 million, $10.1 million, and $3.4 million, respectively, have not been recognized since the Community Bank does not expect that these reserves, which constitute base-year amounts as set forth in the applicable tax laws, will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (1) redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company; and (2) failure of the Community Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York tax purposes.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2005 and 2004, the Company had pledged mortgage-related securities held to maturity with a market value of $1.3 billion and $2.0 billion, respectively. The carrying values of these pledged mortgage-related securities were $1.3 billion and $2.1 billion at the corresponding dates.

At December 31, 2005 and 2004, the Company also had pledged other securities held to maturity with a market value of $1.4 billion and $1.2 billion, respectively. The carrying values of the pledged other securities were $1.4 billion and $1.2 billion at the corresponding dates.

In addition, the Company had pledged available-for-sale mortgage-related securities with a market value and carrying value of $2.1 billion at December 31, 2005, and a market value and carrying value of $2.8 billion at December 31, 2004.

Loan Commitments

At December 31, 2005 and 2004, the Company had commitments to originate loans of approximately $1.9 billion and $2.0 billion, respectively. The majority of the outstanding loan commitments at December 31, 2005 were expected to close within 90 days; approximately 92% of the loan commitments at that date had an adjustable rate of interest and approximately 8% had a fixed rate of interest.

Lease and License Commitments

At December 31, 2005, the Company was obligated under 115 non-cancelable operating lease and license agreements with renewal options on properties used principally for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2006	$14,028
2007	12,616
2008	11,317
2009	10,706
2010	9,037
2011 and thereafter	47,900

Total minimum future rentals	$105,604

The rental expense under these leases is included in “occupancy and equipment expense” on the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $16.1 million, $13.7 million, and $8.1 million in the years ended December 31, 2005, 2004, and 2003, respectively. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $1.8 million, $2.2 million, and $1.3 million in the corresponding periods. Minimum future rental income under non-cancelable sublease agreements aggregated $6.7 million at December 31, 2005.

On December 15, 2000, the Company relocated its corporate headquarters to the former headquarters of Haven in Westbury, New York. CFS Bank had purchased the office building and land in December 1997 under a lease agreement and Payment-in-Lieu-of-Tax (“PILOT”) agreement with the Town of Hempstead Industrial Development Agency (“IDA”). Under the IDA and PILOT agreements, the Company sold the building and land to the IDA and is leasing them for $1.00 per year for a 10-year period ending on December 31, 2007. The Company will repurchase the building and land for $1.00 upon expiration of the lease term, in exchange for IDA financial assistance.

Financial Guarantees

The Company provides guarantees and indemnifications to its customers to enable them to complete a wide variety of business transactions and to enhance their credit standing. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” such guarantees are recorded at their respective fair values in “other liabilities” in the Consolidated Statements of Condition, and amounted to $123,000 at December 31, 2005. The Company deems the fair value of the guarantees to equal the consideration received.

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2005:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Performance stand-by letters of credit	$ 9,098	$162	$ 9,260	$ 9,260
Financial stand-by letters of credit	3,230	—	3,230	3,230
Loans with recourse/indemnification	—	423	423	423

	$12,328	$585	$12,913	$12,913

The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of performance and financial stand-by letters of credit. These fees are initially recorded by the Company as a liability and are recognized into income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon issuance of performance and financial stand-by letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that the Company has sold or otherwise transferred to a third party.

Legal Proceedings

In the normal course of the Company’s business, there are various outstanding legal proceedings. In the opinion of management, based on consultation with legal counsel, the financial position of the Company will not be affected materially as a result of the outcome of such legal proceedings.

In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank, now the Queens County Savings Bank division of the Community Bank. The Community Bank has a lawsuit pending, whereby the remaining eight plaintiffs are seeking recovery of approximately $12.3 million in damages. This amount does not include any statutory prejudgment interest that could be awarded on a judgment amount, if any; such interest accumulates at a rate of 9% per annum from the date of loss. The suit also names as a defendant Wells Fargo. The Company previously settled claims by 21 plaintiffs, alleging damages of $974,000. The Company’s contribution to those settlements totaled $360,000. The ultimate liability, if any, that might arise from the disposition of the pending claims cannot presently be determined.

In 2004, the Company and various executive officers and directors were named in certain putative securities law class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County, that was later removed by the defendants to federal court. On August 9, 2005, the court consolidated the actions and appointed a Lead Plaintiff. On October 6, 2005, the Lead Plaintiff filed a consolidated amended complaint on behalf of a putative class of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, alleging claims under Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The defendants moved to dismiss the action on December 19, 2005. That motion remains pending, during which period discovery is stayed pursuant to the Private Securities Litigation Reform Act of 1995.

Based upon the same facts, on November 9, 2004, an additional suit was filed in the Eastern District of New York alleging that the Company and various of its officers violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The suit was brought on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The defendants moved to dismiss the ERISA action. On February 6, 2006, the Court granted in part and denied in part the Company’s motion to dismiss. The Court ruled that one of the two putative class representatives did not have standing under ERISA, but found that there were issues of fact concerning the standing of the other putative class representative. The Court ordered that limited discovery commence expeditiously to address the Plaintiff’s standing under ERISA.

On May 6, 2005, sixteen of the Company’s current or former officers and directors were named as defendants in a putative derivative action filed by an alleged shareholder on behalf of the Company in the United States District Court for the Eastern District of New York. The same shareholder previously had sent the Company’s Board of Directors a letter reciting many of the allegations made in the putative class actions, and demanding that the Board take a variety of actions allegedly required to address those allegations. The Board appointed a committee of independent directors to evaluate what response, if any, to make to this letter. Nevertheless, the putative derivative plaintiff filed this action repeating the same allegations, and purporting to seek on behalf of the Company money damages, restitution, and equitable relief against the defendants for various alleged breaches of duty and alleged corporate waste. On August 15, 2005, the Plaintiff filed an amended complaint, repeating the same substantive allegations of fact. On September 30, 2005, the defendants filed motions to dismiss this action, which motions remain pending.

Management believes that the Company has meritorious defenses against each of the preceding actions and will vigorously defend both the substantive and procedural aspects of the litigations.

NOTE 11: EMPLOYEE BENEFITS

Retirement Plans

On April 1, 2002, three separate pension plans for employees of the former Queens County Savings Bank, the former CFS Bank, and the former Richmond County Savings Bank were merged together and renamed the “New York Community Bank Retirement Plan” (the “Plan”). The pension plan for employees of the former Roslyn Savings Bank was merged into the Plan on September 30, 2004. The Plan covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements after the “freeze” date. The former Queens County Savings Bank Retirement Plan was frozen at September 30, 1999, while the former CFS Bank Retirement Plan was frozen on June 30, 1996, reactivated on November 30, 2000, and subsequently refrozen on December 29, 2000. The former Richmond County Savings Bank Retirement Plan was frozen on March 31, 1999 and the former Roslyn Savings Bank Plan was frozen on January 31, 2003.

The Plan is subject to the provisions of ERISA. Post-retirement benefits were recorded on an accrual basis with an annual provision that recognized the expense over the service life of the employee, determined on an actuarial basis.

The following tables set forth the disclosures required under SFAS No. 132, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits,” for the Plan:

	October 1,
(in thousands)	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$84,121	$82,027
Interest cost	4,922	2,096
Actuarial loss	5,232	3,720
Annuity payments	(4,496)	(1,987)
Settlements	(1,174)	(821)
Adjustment for Roslyn Savings Bank plan	—	(914)

Benefit obligation at end of year	$88,605	$84,121

Change in Plan Assets:
Fair value of assets at beginning of year	$87,415	$88,233
Actual return on plan assets	7,040	2,369
Annuity payments	(4,496)	(1,987)
Settlements	(1,174)	(821)
Employer contributions	3,500	—
Adjustment for Roslyn Savings Bank plan	—	(379)

Fair value of assets at end of year	$92,285	$87,415

Funded Status:
Funded status	$3,680	$3,294
Unrecognized net actuarial loss	24,082	19,258
Unrecognized past service liability	1,054	1,257

Prepaid benefit cost	$28,816	$23,809

	Years Ended December 31,
	2005	2004	2003
Weighted Average Assumptions:
Discount rate	5.50%	6.00%	6.25%

Expected rate of return on Plan assets	9.00%	9.00%	9.00%

	Years Ended December 31,
(in thousands)	2005	2004	2003
Components of Net Periodic Benefit Cost:
Interest cost	$4,922	$2,096	$5,198
Service cost	—	—	587
Expected return on Plan assets	(7,679)	(3,267)	(7,092)
Amortization of prior service cost	202	202	894
Amortization of unrecognized loss	1,047	779	1,547
Curtailment charge	—	—	239

Net periodic (credit) expense	$(1,508)	$(190)	$1,373

At December 31, 2005, the aggregate benefit obligation and the aggregate fair value of Plan assets were $88.6 million and $92.3 million, respectively.

Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “Trust”), a no-load series open-ended mutual fund, and in the Company’s common stock. At December 31, 2005, the amount of Plan assets invested in the Company’s common stock was $9.1 million. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies, and risks, as detailed in the Trust’s prospectus. The Trust has been given discretion by the Company, as Plan Sponsor, to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective of the Plan is to be invested 65% in equity securities (i.e., equity mutual funds) and 35% in debt securities (i.e., bond mutual funds). If the Plan is under-funded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the Plan is no longer under-funded, the bond fund portion will be reduced back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the Plan by exceeding the rate of inflation over the long term. In addition, investment managers for the Trust are expected to provide above-average performance when compared to their peers’ managers. Performance volatility is monitored, and risk and volatility are further managed by the distinct investment objectives of each of the Trust funds and by the diversification within each fund.

Current Asset Allocation:

At October 1, 2005 and 2004, the weighted average asset allocations for the Plan were as follows:

	Plan Assets at October 1, 2005	Plan Assets at October 1, 2004
Asset Category:
Equity securities	72%	70%
Debt securities	28	30

Total	100%	100%

Determination of Long-term Rate of Return:

The assumption regarding long-term rate of return on assets was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn gross rates of return in the ranges of 8 - 12% and 5 - 9%, respectively. When these overall return expectations are applied to the Plan’s target allocation, the expected rate of return is determined to be 9.00%, which is roughly the midpoint of the range of expected returns.

Expected Contributions:

The Company does not expect to contribute to the Plan in 2006.

Expected Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years indicated:

(in thousands)
2006	$4,543
2007	4,574
2008	4,653
2009	4,743
2010	4,782
2011-2015	26,100

Total	$49,395

Qualified Savings Plans

The Company maintains a defined contribution qualified savings plan (the “New York Community Bank Employee Savings Plan”) in which all full-time employees are able to participate after one year of service and having attained age 21. No matching contributions have been made by the Company to this plan since the Community Bank’s conversion to stock form.

In connection with the Long Island Financial merger, all matching contributions to the former Long Island Commercial Bank 401(k) Savings Plan were suspended, effective December 30, 2005. In connection with the Roslyn merger, all matching contributions to the former Roslyn Savings Bank 401(k) Savings Plan were suspended, effective October 31, 2003. In connection with the Richmond County and Haven merger transactions, all matching contributions to the former Richmond County Savings Bank 401(k) Savings Plan and the former CFS Bank 401(k) Thrift Incentive Plan were suspended, effective January 1, 2002 and January 1, 2001, respectively. Accordingly, there were no Company contributions relating to the New York Community Bank Employee Savings Plan for the years ended December 31, 2005, 2004, or 2003.

Other Compensation Plans

The Company maintains an unfunded non-qualified plan to provide retirement benefits to directors who are neither officers nor employees of the Company. The unfunded balances are reflected in “other liabilities” in the Company’s Consolidated Statements of Condition, and amounted to approximately $142,000 and $397,000, respectively, at December 31, 2005 and 2004.

Deferred Compensation Plan

The Company maintains an unfunded deferred compensation plan for former directors of the Company. The unfunded balances are reflected in “other liabilities” in the Company’s Consolidated Statements of Condition, and amounted to approximately $358,000 and $346,000 at December 31, 2005 and 2004, respectively.

Post-retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance, to retired employees, depending on age and years of service at the time of retirement. The costs of such benefits are accrued during the years that an employee renders the necessary service.

The following tables set forth the disclosures required under SFAS No. 132 for the Company’s post-retirement benefit plan:

	October 1,
(in thousands)	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$16,478	$17,460
Service cost	9	8
Interest cost	946	953
Actuarial loss (gain)	2,300	(472)
Premiums/claims paid	(1,499)	(1,286)
Adjustment for Roslyn Savings Bank plan	—	(185)

Benefit obligation at end of year	$18,234	$16,478

Change in Plan Assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	1,499	1,286
Premiums/claims paid	(1,499)	(1,286)

Fair value of assets at end of year	$—	$—

Funded Status:
Accrued post-retirement benefit cost	$(18,234)	$(16,478)
Unrecognized net actuarial loss	2,867	568
Unrecognized past service liability	119	161

Accrued post-retirement benefit cost	$(15,248)	$(15,749)

	Years Ended December 31,
	2005	2004	2003
Weighted Average Assumptions:
Discount rate	5.50%	6.00%	6.25%
Current medical trend rate	9.50	10.00	10.00
Rate of compensation increase	3.00	3.25	3.50

	Years Ended December 31,
(in thousands)	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$9	$ 8	$10
Interest cost	946	953	1,015
Unrecognized past service liability	43	43	(157)
Amortization of unrecognized gain	—	(11)	(9)

Net periodic benefit cost	$998	$993	$859

Had the assumed medical trend rate increased by 1% in each year, the accumulated post-retirement benefit obligation as of December 31, 2005 would have increased by $421,000; the aggregate of the benefits earned and the interest components of 2005 net post-retirement benefit cost would have increased by $41,000. Had the assumed medical trend rate decreased by 1% in each year, the accumulated post-retirement benefit obligation as of December 31, 2005 would have declined by $437,000; the aggregate of the benefits earned and the interest components of 2005 net post-retirement benefit cost would have declined by $41,000.

The impact of applying FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003” to the Company’s accumulated post-retirement benefit obligation as of December 31, 2005 was a $2.8 million reduction in said obligation and a $292,000 reduction in the net periodic benefit cost for the twelve months ended at that date.

Investment Policies and Strategies:

The post-retirement benefit plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the post-retirement benefit plan will be used to immediately pay plan benefits as they come due.

Expected Contributions:

The Company expects to contribute $1.3 million to the post-retirement benefit plan for the fiscal year ending December 31, 2006.

Expected Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years indicated under the post-retirement benefit plan:

(in thousands)
2006	$1,345
2007	1,387
2008	1,425
2009	1,439
2010	1,453
2011 – 2015	7,058

Total	$14,107

NOTE 12: STOCK-RELATED BENEFIT PLANS

Employee Stock Ownership Plan (“ESOP”)

At the time of the Community Bank’s conversion to stock form, the Company loaned $19.4 million to the ESOP to purchase 18,583,440 shares of the Company’s common stock. In the second quarter of 2002, the Company loaned an additional $14.8 million to the ESOP for the purchase of 906,667 shares of the common stock that were sold in a secondary offering on May 14, 2002. In 2002, the two loans were consolidated into a single loan which is being repaid at a fixed interest rate of 4.75% over a period of time not to exceed 30 years.

The Community Bank is obligated to repay the loan by making periodic contributions. The obligation to make such contributions is reduced to the extent of any investment earnings realized on such contributions and any dividends paid on shares held in the unallocated ESOP share account. At December 31, 2005 and 2004, the loan had an outstanding balance of $6.1 million and $13.5 million, respectively.

As the loan is repaid, shares are released from a suspense account and allocated among participants on the basis of compensation, as described in the ESOP, in the year of allocation. The Community Bank made no contributions to the ESOP during 2005, 2004, or 2003. The investment income and dividends on ESOP shares that were used for debt service in 2005, 2004, and 2003 amounted to approximately $8.1 million, $4.9 million, and $5.3 million, respectively.

All full-time employees who have attained 21 years of age and who have completed 12 consecutive months of credited service are eligible to participate in the ESOP, with benefits vesting on a seven-year basis, starting with 20% in the third year of employment and continuing in 20% increments in each successive year. Benefits are payable upon death, retirement, disability, or separation from service, and may be paid in stock. However, in the event of a change in control, as defined in the ESOP, any unvested portion of benefits shall vest immediately.

In 2005 and 2004, the Company allocated 2,474,453 and 411,797 shares, respectively, to participants in the ESOP. At December 31, 2005, there were 2,182,398 shares remaining for future allocation, with a market value of $36.1 million. The Community Bank recognizes compensation expense for the ESOP based on the average market price of the Company’s common stock during the year at the date of allocation. For the years ended December 31, 2005, 2004, and 2003, the Company recorded ESOP-related compensation expense of $43.7 million, $9.6 million, and $29.6 million, respectively. The higher ESOP-related compensation expense in 2005 and 2004 reflects an increase in the number of shares allocated in connection with the Long Island Financial and Roslyn merger transactions, respectively.

Supplemental Employee Retirement Plan (“SERP”)

In 1993, the Community Bank also established a Supplemental Employee Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. At both December 31, 2005 and 2004, the SERP maintained $3.1 million of trust-held assets, based upon the cost of said assets. Trust-held assets, consisting entirely of Company common stock, amounted to 854,552 shares at both December 31, 2005 and 2004. The cost of these shares is reflected as contra-equity and additional paid-in capital in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2005, 2004, or 2003.

Stock Option Plans

At December 31, 2005, the Company had nine stock option plans: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; and the 1998 Long Island Financial Corp. Stock Option Plan (collectively, the “Stock Option Plans”). As the Company applies APB Opinion No. 25 and related interpretations in accounting for these plans, no compensation cost has been recognized.

Under the Stock Option Plans, each granted stock option entitles the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant. All stock options expire ten years from the date on which they are granted.

At the time of grant, all options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment were terminated due to death, disability, normal retirement, or in the event of a change in control of the Community Bank or the Company. However, on December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested stock options that were outstanding at that date (the “Acceleration”). A total of 1.4 million options, including 1.2 million that were originally scheduled to vest on January 21, 2006, were accelerated and are now fully vested as a result of the Board’s action. All other terms and conditions of the accelerated options remain unchanged. As a result of the Acceleration, the Company is able to avoid recognizing compensation expense that it otherwise would have had to have recognized in 2006 and 2007 in connection with its adoption of SFAS No. 123R on January 1, 2006. Please see the discussion of SFAS. No. 123R in Note 2, “Significant Accounting Policies - Impact of Accounting Pronouncements.”

The Company primarily utilizes common stock held in Treasury to satisfy the exercise of options. The difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in-capital on the date of exercise. At December 31, 2005, 2004, and 2003, respectively, there were 20,313,114; 21,236,182; and 26,573,524 stock options outstanding. The number of shares reserved for future issuance under the Stock Option Plans was 557,979 at December 31, 2005. The original vesting schedule applies to those options that had not yet been granted at December 30, 2005.

The status of the Stock Option Plans at December 31, 2005, 2004, and 2003, and changes that occurred during the years ending on those dates, are summarized below:

	Years Ended December 31,
	2005		2004		2003
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	21,236,182	$14.93	26,573,524	$14.50	19,418,313	$12.81
Granted	80,000	18.09	132,000	28.34	4,658,571	16.48
Assumed in merger transactions	457,602	9.85	—	—	7,938,221	16.15
Exercised	(1,329,755)	12.90	(5,348,437)	12.59	(5,182,900)	12.51
Forfeited	(130,915)	15.83	(120,905)	14.82	(258,681)	14.00

Stock options outstanding, end of year	20,313,114	$14.95	21,236,182	$14.93	26,573,524	$14.50
Options exercisable at year-end	20,313,114		16,386,466		16,289,759
Weighted-average grant-date fair value of options granted during the year	$2.76		$7.06		$11.93

The following table sets forth certain information about the Company’s outstanding stock options at December 31, 2005:

Range of Exercise Price	Number of Options Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life of Options Outstanding (in years)	Weighted Average Exercise Price	Options Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 4.69 - $13.85	7,010,831	5.81	$12.08	7,010,831	$12.08
$14.67 - $15.41	6,392,699	4.16	15.23	6,392,699	15.23
$15.71 - $18.40	6,323,566	6.40	17.13	6,323,566	17.13
$18.41 - $23.50	546,018	7.10	22.28	546,018	22.28
$28.34 - $28.34	40,000	8.01	28.34	40,000	28.34

	20,313,114	5.51	$14.95	20,313,114	$14.95

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information about the Company’s on- and off-balance-sheet financial instruments. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of the instrument.

The following table summarizes the carrying values and estimated fair values of the Company’s on-balance-sheet financial instruments at December 31, 2005 and 2004:

	December 31,
	2005		2004
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$231,803	$231,803	$188,850	$188,850
Securities held to maturity	3,258,038	3,170,057	3,972,614	3,917,811
Securities available for sale	2,379,214	2,379,214	3,108,109	3,108,109
FHLB-NY stock	330,212	330,212	232,215	232,215
Loans, net	16,948,697	16,721,412	13,317,987	13,307,361
Financial Liabilities:
Deposits	$12,104,899	$12,095,107	$10,402,117	$10,463,496
Borrowed funds	10,528,658	10,479,926	10,142,541	10,054,855
Mortgagors’ escrow	63,051	63,051	54,555	54,555

The methods and significant assumptions used to estimate fair values for the Company’s financial instruments are as follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and federal funds sold. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

Securities Held to Maturity and Available for Sale

The fair values of mortgage-related and other securities are estimated based on bid quotations received from securities dealers or on prices obtained from firms specializing in providing securities pricing services.

Federal Home Loan Bank of New York Stock

The fair value of FHLB-NY stock approximates the carrying amount, which is at cost.

Loans

The loan portfolio is segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages or other) and payment status (performing or non-performing). Fair values are estimated for each component using a valuation method selected by management.

The estimated fair values of mortgage and other loans are computed by discounting the anticipated cash flows from the respective portfolios. The discount rates reflect current market rates for loans with similar terms to borrowers of similar credit quality. The estimated fair values of non-performing mortgage and other loans are based on recent collateral appraisals.

The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and the current market, a greater degree of subjectivity is inherent in these values than in those determined in formal trading marketplaces. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

Deposits

The fair values of deposit liabilities with no stated maturity (i.e., NOW and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of CDs represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Company’s deposit base.

Borrowed Funds

The estimated fair value of borrowed funds is based on the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and collateral requirements.

Off-balance-sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2005 and 2004.

NOTE 14: RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Banking Department if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal and local taxes. At December 31, 2005 and 2004, the Community Bank and the Commercial Bank had combined dividends or capital contributions of $540.9 million they could pay to the Parent Company without regulatory approval.

NOTE 15: PARENT COMPANY-ONLY FINANCIAL INFORMATION

Following are the condensed financial statements for New York Community Bancorp, Inc. (Parent Company-only):

Condensed Statements of Condition

	December 31,
(in thousands)	2005	2004
ASSETS:
Cash and cash equivalents	$21,986	$32,927
Securities held to maturity	10,000	10,000
Securities available for sale	24,541	35,448
Investments in subsidiaries	3,879,856	3,701,916
Other assets	47,943	66,304

Total assets	$3,984,326	$3,846,595

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Senior notes	$195,069	$199,504
Junior subordinated debentures	454,197	446,084
Other liabilities	10,183	14,593

Total liabilities	659,449	660,181

Stockholders’ equity	3,324,877	3,186,414

Total liabilities and stockholders’ equity	$3,984,326	$3,846,595

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2005	2004	2003
Interest income	$8,866	$9,511	$2,749
Dividends and payments received from subsidiaries	279,594	100,000	195,000
Gain on securities	2,869	199	117
Other income	1,160	1,067	34

Gross income	292,489	110,777	197,900
Operating expenses	50,896	43,013	32,233

Income before income tax (benefit) expense and equity in undistributed earnings	241,593	67,764	165,667
Income tax (benefit) expense	(15,865)	45	300

Income before equity in undistributed earnings of subsidiaries	257,458	67,719	165,367
Equity in undistributed earnings of subsidiaries	34,627	287,367	158,004

Net income	$292,085	$355,086	$323,371

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$292,085	$355,086	$323,371
Change in other assets	19,617	(14,677)	(27,038)
Change in other liabilities	(4,410)	(112,260)	113,938
Net gain on securities	(2,869)	(199)	(117)
Other, net	3,678	(11,389)	(856)
Equity in undistributed earnings of subsidiaries	(34,627)	(287,367)	(158,004)

Net cash provided by (used in) operating activities	273,474	(70,806)	251,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of securities	—	(16,587)	(70,399)
Proceeds from sales of securities	10,636	42,572	16,984
(Investments in) payments from subsidiaries	(44,795)	60,284	(164,981)

Net cash (used in) provided by investing activities	(34,159)	86,269	(218,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secondary offering	—	399,495	—
Treasury stock purchases	(1,158)	(274,906)	(99,059)
Senior debt acquired in the Roslyn merger	—	—	205,796
Cash dividends paid on common stock	(261,063)	(250,731)	(131,070)
Net cash received from exercise of stock options	11,965	44,623	(32,821)
Fractional shares issued	—	(594)	(278)

Net cash used in financing activities	(250,256)	(82,113)	(57,432)

Net decrease in cash and cash equivalents	(10,941)	(66,650)	(24,534)

Cash and cash equivalents at beginning of year	32,927	99,577	124,111

Cash and cash equivalents at end of year	$21,986	$32,927	$99,577

NOTE 16: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC.

The following table presents the regulatory capital ratios for the Company at December 31, 2005 and 2004, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

At December 31, 2005	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,941,906	8.34%	$1,941,906	14.26%	$2,074,611	15.23%
Minimum for capital adequacy purposes	931,383	4.00	544,793	4.00	1,089,586	8.00

Excess	$1,010,523	4.34%	$1,397,113	10.26%	$985,025	7.23%

At December 31, 2004	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,779,269	8.20%	$1,779,269	15.00%	$1,948,826	16.43%
Minimum for capital adequacy purposes	867,902	4.00	474,415	4.00	948,831	8.00

Excess	$911,367	4.20%	$1,304,854	11.00%	$999,995	8.43%

The Banks are subject to regulation, examination, and supervision by the New York State Banking Department and the Federal Deposit Insurance Corporation (the “Regulators”). The Banks are also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991 (“FDICIA”), which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution’s semi-annual FDIC deposit insurance premium assessments. Capital amounts and classification are also subject to the Regulators’ qualitative judgments about components of capital and risk weightings, among other factors.

The quantitative measures established under FDICIA to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets (as defined in the regulations) and of total and Tier 1 capital (as defined) to risk-weighted assets (as defined). At December 31, 2005, the Banks exceeded all of the capital adequacy requirements to which they were subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following table presents the actual capital amounts and ratios for the Community Bank at December 31, 2005 and 2004 in comparison to the minimum amounts and ratios required for capital adequacy purposes under FDICIA:

At December 31, 2005	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$2,020,180	8.69%	$2,020,180	15.28%	$2,098,216	15.87%
Minimum for capital adequacy purposes	930,302	4.00	528,926	4.00	1,057,853	8.00

Excess	$1,089,878	4.69%	$1,491,254	11.28%	$1,040,363	7.87%

At December 31, 2004	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total equity	$1,864,443	8.63%	$1,864,443	15.84%	$1,942,995	16.50%
Minimum for capital adequacy purposes	864,223	4.00	470,951	4.00	941,903	8.00

Excess	$1,000,220	4.63%	$1,393,492	11.84%	$1,001,092	8.50%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Parent Company and the subsidiary banks; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

In accordance with guidance provided by the SEC, the scope of management’s assessment excluded the activity of Long Island Financial Corp., which was acquired on December 30, 2005. Accordingly, this report on internal control over financial reporting excludes the activity of Long Island Financial Corp., which represented 2.2% of the Company’s consolidated assets at December 31, 2005, and none of the Company’s net interest income or income before taxes for the year ended December 31, 2005.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2005 is effective using these criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm that audited the consolidated financial statements as of and for the year ended December 31, 2005 as stated in their report below, which expresses unqualified opinions on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2005.

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that New York Community Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that New York Community Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, New York Community Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 excluded the internal control over financial reporting of Long Island Financial Corp., which was acquired on December 30, 2005. The acquired business represents 2.2% of the Company’s consolidated total assets at December 31, 2005 but had no impact on the results of operations for the year then ended. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Long Island Financial Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 14, 2006

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2006 (hereafter referred to as our “2006 Proxy Statement”), under the caption “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2006 Proxy Statement, under the captions “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” and “Employment Agreements,” and is incorporated herein by this reference.

A copy of our code of ethics is available at our web site, www.myNYCB.com, and will be provided, without charge, upon written request to the Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	20,313,114	$14.95	557,979
Equity compensation plans not approved by security holders	—	—	—

Total	20,313,114	$14.95	557,979

Information regarding security ownership of certain beneficial owners appears in our 2006 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by this reference.

Information regarding security ownership of management appears in our 2006 Proxy Statement, under the caption “Information with Respect to the Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears in our 2006 Proxy Statement, under the caption “Transactions with Certain Related Persons,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services appears in our 2006 Proxy Statement, under the captions “Audit Committee Report to Shareholders” and “Audit and Non-audit Fees” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

1. Financial Statements

The following consolidated financial statements are incorporated by reference from Item 8 hereof:

•	Consolidated Statements of Condition at December 31, 2005 and 2004;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2005;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2005;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005;

•	Notes to the Consolidated Financial Statements;

•	Management’s Report on Internal Control over Financial Reporting;

•	Changes in Internal Control over Financial Reporting;

•	Reports of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number
2.1	Agreement and Plan of Merger, by and between New York Community Bancorp, Inc. and Long Island Financial Corp., dated August 1, 2005 (1)

2.2	Stock Purchase Agreement between New York Community Bancorp, Inc. and NBG International Holdings B.V., dated as of October 10, 2005 (2)

2.3	Unconditional Guaranty Agreement between New York Community Bancorp, Inc. and the National Bank of Greece, dated as of October 10, 2005 (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (4)

3.3	Amended and Restated Bylaws (5)

4.1	Specimen Stock Certificate (6)

4.2	Shareholder Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (7)

4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. (formerly known as “Queens County Bancorp, Inc.”) and Joseph R. Ficalora, Robert Wann, and James O’Donovan (8)

10.2	Form of Employment Agreement between New York Community Bank (formerly known as “Queens County Savings Bank”) and Joseph R. Ficalora, Robert Wann, and James O’Donovan (8)

10.3	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (9)

10.4	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (9)

10.5	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (10)

10.6	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (9)

10.7	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (9)

10.8	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (11)

10.9	General Release, dated as of December 1, 2004, by Joseph L. Mancino in favor of New York Community Bancorp, Inc., New York Community Bank, their affiliates and their respective predecessors and successors (21)

10.10	Consulting Agreement, dated as of December 1, 2004, by and among New York Community Bancorp, Inc., New York Community Bank, and Joseph L. Mancino (21)

10.11	Employment Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (11)

10.12	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (11)

10.13	Letter Agreement, dated as of October 6, 2005, between Joseph L. Mancino and New York Community Bancorp, Inc. (12)

10.14	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro (11)

10.15	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro (11)

10.16	Amended and Restated Employment Agreement, dated as of November 30, 2004, by and among New York Community Bancorp, Inc., New York Community Bank, and Michael P. Puorro (13)

10.17	Transition Arrangements Letter Agreement, dated as of April 5, 2005, by and among New York Community Bancorp, Inc., New York Community Bank, and Michael P. Puorro (14)

10.18	Senior Consulting Agreement, dated January 31, 2005, by and among New York Community Bancorp, Inc., New York Community Bank, and James J. O’Donovan (21)

10.19	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (15)

10.20	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (15)

10.21	Form of Queens County Savings Bank Employee Severance Compensation Plan (10)

10.22	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (10)

10.23	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (10)

10.24	Incentive Savings Plan of Queens County Savings Bank (16)

10.25	Retirement Plan of Queens County Savings Bank (10)

10.26	Supplemental Benefit Plan of Queens County Savings Bank (17)

10.27	Excess Retirement Benefits Plan of Queens County Savings Bank (10)

10.28	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (10)

10.29	New York Community Bancorp, Inc. 1997 Stock Option Plan (18)

10.30	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan (19)

10.31	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan (20)

10.32	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan (20)

10.33	Long Island Financial Corp. 1998 Stock Option Plan, as amended (22)

10.34	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated (20)

10.35	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated (23)

10.36	Haven Bancorp, Inc. 1996 Stock Option Plan, as amended and restated (23)

10.37	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated (23)

10.38	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.) (19)

10.39	South Jersey Financial Corporation, Inc. 2000 Stock Option Plan (as assumed by Richmond County Financial Corp.) (19)

10.40	Richmond County Financial Corp. Stock Compensation Plan (19)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 14, 2006 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

(1)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on August 2, 2005
(2)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on October 14, 2005
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(4)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. (1-31565)
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278)
(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001, Registration No. 333-59486, and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 1-31565)
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-31565)
(9)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001, Registration No. 333-59486
(10)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852

(11)	Incorporated herein by reference into this document from the Exhibits to Form 10-Q for the quarterly period ended September 30, 2003, filed on November 14, 2003 (File No. 1-31565)
(12)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on October 6, 2005
(13)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on December 6, 2004
(14)	Incorporated herein by reference into this document from the Exhibits to Form 10-Q for the quarterly period ended June 30, 2005, filed on August 9, 2005 (File No. 1-31565)
(15)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(16)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(17)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(18)	Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(19)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(20)	Incorporated by reference into this document for the Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(21)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-31565)
(22)	Incorporated by reference into this document for the Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(23)	Incorporated by reference into this document for the Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2006	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
Director, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael F. Manzulli	3/16/06	/s/ Joseph R. Ficalora	3/16/06
Michael F. Manzulli		Joseph R. Ficalora
Chairman		Director, President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Donald M. Blake	3/16/06	/s/ Thomas R. Cangemi	3/16/06
Donald M. Blake		Thomas R. Cangemi
Director		Senior Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Dominick Ciampa	3/16/06	/s/ Robert S. Farrell	3/16/06
Dominick Ciampa		Robert S. Farrell
Director		Director

/s/ Dr. William C. Frederick	3/16/06	/s/ Max. L. Kupferberg	3/16/06
William C. Frederick, M.D.		Max. L. Kupferberg
Director		Director

/s/ Maureen E. Clancy	3/16/06	/s/ Thomas A. Doherty	3/16/06
Maureen E. Clancy		Thomas A. Doherty
Director		Director

/s/ John A. Pileski	3/16/06	/s/ Hon. Guy V. Molinari	3/16/06
John A. Pileski		Hon. Guy V. Molinari
Director		Director

/s/ John M. Tsimbinos	3/16/06	/s/ Spiros J. Voutsinas	3/16/06
John M. Tsimbinos		Spiros J. Voutsinas
Director		Director

/s/ James J. O’Donovan	3/16/06	/s/ Michael J. Levine	3/16/06
James J. O’Donovan		Michael J. Levine
Director		Director