Form 10-K/A
period 2005-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2006-04-28
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐
Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the shares of common stock outstanding of the registrant was $4.5 billion, excluding 20.0 million shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2005, $18.12 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of April 17, 2006 was 270,409,954 shares.

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”), filed on March 16, 2006, indicated that the information required to be disclosed under Part III of the Annual Report would be incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2006 (the “Proxy Statement”). This amendment is being filed to include in Part III of the Annual Report the information that would have otherwise been incorporated by reference to the Proxy Statement.

CROSS REFERENCE INDEX
		Page
PART III

Item 10.	Directors and Executive Officers of the Registrant	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder	11
	Matters
Item 13.	Certain Relationships and Related Transactions	12
Item 14.	Principal Accounting Fees and Services	13

PART IV

Item 15.	Exhibits and Financial Statement Schedules	13

Signature

Certifications

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors currently consists of fifteen (15) members. All directors presently serve as directors of New York Community Bancorp, Inc. (the “Company”), New York Community Bank (the “Community Bank”), and New York Commercial Bank (the “Commercial Bank”). Directors are elected for staggered terms of three years each, with the term of office of only one of the three classes of directors expiring each year. Directors serve until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.

     The following table sets forth, as of April 17, 2006, the names of the nominees and of the continuing directors and executive officers, their ages, and a brief description of their recent business experience, including present occupations and employment, directorships held by each, and, as applicable, the year in which each became a director and the year in which their terms (or in the case of the nominees, their proposed terms) as director of the Company expire. The table also sets forth the amount of Company common stock (“Common Stock”) and the percent thereof beneficially owned by each and all directors and executive officers as a group as of April 17, 2006.

				Shares of
Name and Principal			Expiration	Common Stock
Occupation at Present		Director	of Term as	Beneficially		Percent
and for the Past Five Years	Age	Since (1)	Director	Owned (2)		of Class

Nominees for Directors
(terms to expire in 2009):

Maureen E. Clancy	74	2003	2009	141,428	(3,4)	0.05
A licensed insurance broker since 1959. Secretary-Treasurer of Clancy & Clancy Brokerage Ltd., an insurance agency; Director of Roslyn Bancorp, Inc. and The Roslyn Savings Bank from February 1999 to October 31, 2003; Director of T R Financial Corp. and Roosevelt Savings Bank from 1993 to February 1999.

Robert S. Farrell	80	2001	2009	444,569	(3,4)	0.16
President, H. S. Farrell, Inc., a building supply company; Director of Richmond County Financial Corp. from February 18, 1998 to July 31, 2001 and of Richmond County Savings Bank from September 13, 1973 to July 31, 2001.

Joseph R. Ficalora	59	1989	2009	5,505,421	(3,4,5)	2.02
President, Chief Executive Officer, and Director of the Company since July 23, 1993 and of the Commercial Bank since December 30, 2005; President of the Community Bank since January 1, 2004 and from January 1, 1994 to July 31, 2001; and Chairman of the Company from July 20, 1993 to July 31, 2001 and of the Community Bank from May 20, 1997 to July 31, 2001.

				Shares of
Name and Principal			Expiration	Common Stock
Occupation at Present		Director	of Term as	Beneficially		Percent
and for the Past Five Years	Age	Since(1)	Director	Owned (2)		of Class

Michael F. Manzulli	65	2001	2009	1,853,407	(3,4,5)	0.68
Chairman of the Board of the Company and the Community Bank since August 1, 2001 and of the Commercial Bank since December 30, 2005; Chairman and Chief Executive Officer of Richmond County Financial Corp. from February 18, 1998 to July 31, 2001 and of Richmond County Savings Bank from October 1, 1997 to July 31, 2001; President of Richmond County Savings Bank from June 18, 1992 to September 30, 1997.

James J. O’Donovan	63	2003	2009	2,495,012	(3,4,5)	0.92
Senior Lending Consultant to the Company and the Community Bank since February 1, 2005; Senior Executive Vice President and Chief Lending Officer of the Company and the Community Bank from October 31, 2003 to January 31, 2005; Executive Vice President and Chief Lending Officer of the Company and the Community Bank from January 1, 2001 to October 31, 2003; Senior Vice President of the Company from 1993 to January 1, 2001.

Directors whose terms expire in 2007:

Donald M. Blake	81	1968	2007	422,266	(3)	0.16
President and Chief Executive Officer of Joseph J. Blake & Assoc., Inc., a national real estate appraisal company.

Thomas A. Doherty	68	2003	2007	74,140	(3,4)	0.03
Director of Roslyn Bancorp, Inc. and The Roslyn Savings Bank from 1999 to October 31, 2003; formerly served as the Chairman, President, and Chief Executive Officer of Fleet Bank (Downstate); also was the Chief Administrative Officer of First Quality Enterprises, Inc. and its affiliates, a privately-owned manufacturer of non-woven materials and hygiene-related products, where he is now a consultant.

				Shares of
Name and Principal			Expiration	Common Stock
Occupation at Present		Director	of Term as	Beneficially		Percent
and for the Past Five Years	Age	Since(1)	Director	Owned (2)		of Class

Michael J. Levine	61	2004	2007	340,693	(4)	0.13
President, Norse Realty Group, Inc. and Affiliates, and a certified public accountant with the firm Levine & Schmutter; Director of the Company and the Community Bank from November 30, 2000 through July 31, 2001; member of the Queens County Savings Bank Divisional Board of the Community Bank from July 31, 2001 to December 31, 2003.

The Honorable Guy V. Molinari	77	2004	2007	17,777	(4)	*
Member of the Community Bank’s Richmond County Savings Bank Divisional Board from January 1, 2002 to December 31, 2003; Richmond County Borough President from 1989 through 2001; United States Congressman from 1981 to States Congressman from 1981 to 1989; New York State Assemblyman from 1975 through 1980; Chairman of the Federal Home Loan Bank of New York from 1990 to 1994.

John A. Pileski	66	2003	2007	206,289	(4)	0.08
Retired Partner, Financial Services Practice, KPMG LLP.

John M. Tsimbinos	68	2003	2007	2,689,785	(3,4)	0.99
Chairman of the Board of Roslyn Bancorp, Inc. from February 1999 to October 31, 2003; Vice Chairman of the Board of The Roslyn Savings Bank from February 1999 to July 2002; Chairman and Chief Executive Officer of Roosevelt Savings Bank from 1992 to February 1999, and Chairman of the Board and Chief Executive Officer of T R Financial Corp. from 1993 to February 1999.

Directors whose terms expire in 2008:

Dominick Ciampa	72	1995	2008	994,965	(3,4)	0.37
Principal, Ciampa Organization, a local real estate development firm.

				Shares of
Name and Principal			Expiration	Common Stock
Occupation at Present		Director	of Term as	Beneficially		Percent
and for the Past Five Years	Age	Since (1)	Director	Owned (2)		of Class

William C. Frederick, M.D.	78	2001	2008	525,726	(3,4)	0.19
Retired Surgeon, St. Vincent’s Hospital; Director of Richmond County Financial Corp. from February 18, 1998 to July 31, 2001 and of Richmond County Savings Bank from February 14, 1980 to July 31, 2001.

Max L. Kupferberg	86	1983	2008	4,817,632	(3,4)	1.78
Chairman of the Board of Directors of Kepco, Inc., a manufacturer of electrical equipment.

Spiros J. Voutsinas	72	2003	2008	132,857	(3)	0.05
President of Omega Capital, Inc., a real estate development and syndication firm and a general partner of Omega Partners LP, a money management firm specializing in bank stocks; Director of Roslyn Bancorp, Inc. and The Roslyn Savings Bank from February 1999 to October 31, 2003; Director of Roosevelt Savings Bank from 1992 to February 1999, and director of T R Financial Corp. from 1993 to February 1999.

Executive Officers Who Are
Not Directors:

Robert Wann	51	--	--	2,476,066	(3,4,5)	0.91
Senior Executive Vice President and Chief Operating Officer of the Company and the Community Bank since October 31, 2003, and Senior Executive Vice President of the Commercial Bank since December 30, 2005; Executive Vice President and Chief Financial Officer of the Company and the Community Bank from January 1, 2001 to October 31, 2003; Senior Vice President and Chief Financial Officer of the Company from 1993 to December 2000; Senior Vice President, Comptroller, and Chief Financial Officer of the Community Bank from 1993 to December 2000.

Thomas R. Cangemi	37	--	--	1,229,785	(3,4,5)	0.45
Senior Executive Vice President and Chief Financial Officer of the

				Shares of
Name and Principal			Expiration	Common Stock
Occupation at Present		Director	of Term as	Beneficially		Percent
and for the Past Five Years	Age	Since (1)	Director	Owned (2)		of Class

Company and the Community Bank since April 5, 2005, and Senior Executive Vice President of the Commercial Bank from December 30, 2005; Senior Executive Vice President, Capital Markets Group of the Company and the Community Bank from October 31, 2003 to April 5, 2005; Executive Vice President, Capital Markets Group of the Company and the Community Bank from July 31, 2001 to October 31, 2003; Executive Vice President and Chief Financial Officer of Richmond County Financial Corp. and Richmond County Savings Bank from October 1997 to July 2001.

James J. Carpenter	45	--	--	158,195	(3,4,5)	0.06
Senior Executive Vice President and Chief Lending Officer of the Company and the Community Bank since January 1, 2006, and Senior Executive Vice President of the Commercial Bank from December 30, 2005; Executive Vice President and Chief Lending Officer of the Community Bank from February 1, 2005 to December 31, 2005; Executive Vice President and Assistant Chief Lending Officer of the Community Bank from January 1, 2003 to February 1, 2005; Senior Vice President, Mortgage Lending Officer of the Community Bank from November 30, 2000 to January 1, 2003; Senior Vice President responsible for Multi-Family and Commercial Real Estate Lending for Haven Bancorp, Inc. and CFS Bank prior to November 30, 2000.

John J. Pinto	35	--	--	212,122	(4,5)	0.08
Executive Vice President and Chief Accounting Officer of the Company since April 5, 2005, Executive Vice President of the Community Bank from January 1, 2006, and Executive Vice President of the Commercial Bank from December 30, 2005; Executive Vice President and Chief Accounting Officer of the Company and the Community Bank from April

Shares of
Name and Principal			Expiration	Common Stock
Occupation at Present		Director	of Term as	Beneficially	Percent
and for the Past Five Years	Age	Since (1)	Director	Owned (2)	of Class

5, 2005 to December 31, 2005; First Senior Vice President and Assistant Director of Capital Markets of the Community Bank from November 1, 2003 to April 5, 2005; Senior Vice President and Assistant Director of Capital Markets of the Community Bank from July 31, 2001 to October 31, 2003; Senior Vice President & General Auditor of Richmond County Financial Corp. and Richmond County Savings Bank prior to July 31, 2001.

All directors and executive officers as a group (19 persons)				24,738,135	8.90
____________________
* Less than one tenth of 1% unless otherwise indicated.
(1)	Includes years of service as a trustee or director of the Community Bank.
(2)	Each person effectively exercises sole (or shares with spouse or other immediate family member) voting or dispositive power as to shares reported herein (except as noted). Figures include all of the shares held directly and indirectly by directors and the Company’s executive officers, as well as the shares underlying options that have been granted to, and are currently exercisable or exercisable within 60 days by, such directors and executive officers under the Company’s various stock-based and other benefit plans.
(3)

Includes the following shares owned by spouses of the named nominees, continuing directors, and executive officers or held in individual retirement accounts, trusts accounts, custodian accounts, or foundation accounts for which the directors and the executive officers have claimed beneficial ownership: Ms. Clancy – 22,583; Mr. Farrell – 54,247; Mr. Ficalora – 143,738; Mr. Manzulli – 111,926; Mr. O’Donovan – 5,318; Mr. Blake – 84,560; Mr. Doherty – 2,998; Mr.Tsimbinos – 134,109; Mr. Ciampa – 556,137; Dr. Frederick – 12,240; Mr. Kupferberg – 3,738,240; Mr. Wann – 19,537; Mr. Cangemi – 60,335 and Mr. Carpenter – 16,166. Mr. Kupferberg’s shareholdings indicated above also include shares held through a partnership and a limited liability company.

(4)

Includes the following shares underlying options granted under various of the Company's Stock Option Plans, all of which are currently exercisable: Ms. Clancy – 40,769; Mr. Farrell – 45,333; Mr. Ficalora – 2,080,288; Mr. Manzulli – 445,752; Mr. O’Donovan –1,351,289; Mr. Doherty – 48,389; Mr. Levine – 153,333; Mr. Molinari – 11,852; Mr. Pileski – 153,333; Mr. Tsimbinos – 188,389; Mr. Ciampa – 216,000; Dr. Frederick – 437,333; Mr. Kupferberg – 261,333; Mr. Voutsinas – 14,760; Mr. Wann – 1,351,289; Mr. Cangemi – 426,668; Mr. Carpenter – 108,297; and Mr. Pinto – 131,854.

(5)	Includes the following shares allocated under the New York Community Bank ESOP (the “NYCB ESOP”): Mr. Ficalora – 279,817; Mr. Manzulli – 22,240; Mr. O’Donovan – 257,022; Mr. Wann – 252,767; Mr. Cangemi – 22,240; Mr. Carpenter – 29,589; and Mr. Pinto – 18,609; as well as shares acquired in Messrs. Ficalora’s, Manzulli’s, Cangemi’s, and Pinto’s ESOP accounts pursuant to dividend reinvestment. Also includes 490,700; 145,288; and 122,445 shares allocated under the Community Bank’s Supplemental Benefits Plan to the accounts of Messrs. Ficalora, O’Donovan, and Wann, respectively, as well as shares acquired by Messrs. Ficalora, O’Donovan, and Wann in such accounts pursuant to dividend reinvestment. Includes shares purchased by the trustee of the New York Community Bank 401(k) Plan for the accounts of the following officers: Mr. Ficalora – 300,688; Mr. Manzulli – 118,247; Mr. O’Donovan – 84,749; Mr. Wann – 81,929; Mr. Cangemi – 78,641; Mr. Carpenter – 4,143; and Mr. Pinto – 26,456; as well as shares acquired in Messrs. Ficalora’s, Manzulli’s, Cangemi’s, and Pinto’s 401(k) accounts pursuant to dividend reinvestment.

     Audit Committee. The Audit Committee of the Company consists of Messrs. Pileski (Chairman), Kupferberg, Farrell, Doherty, Ciampa, and Levine, all of whom meet the independence criteria for audit committee members in accordance with the listing standards of the New York Stock Exchange and the rules of the SEC. The purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities, including with respect to review and, as applicable, approval of (1) the integrity of the Company's financial statements; (2) the Company's compliance with applicable legal and regulatory requirements; (3) the independent auditor's qualifications and independence; (4) the performance of the Company's internal audit function and independent auditors; (5) the system of internal controls relating to financial reporting, accounting, legal compliance and ethics established by management and the Board from time to time; and (6) the Company's internal and external auditing processes, and to provide the annual report of the Committee to be included in the Company's annual proxy statement. This committee meets with the Company’s and the Community and Commercial Bank’s internal auditors to review the performance of the internal audit function. The Audit Committee met ten times in 2005. A detailed list of the Committees' functions is included in its written charter adopted by the Board of Directors, a copy of which was appended to the proxy statement for the Company’s 2004 annual meeting of stockholders and is available free of charge on the corporate governance pages of our website at www.myNYCB.com. The Board of Directors has determined that Mr. Pileski is an "audit committee financial expert" under the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of copies of the reports of ownership furnished to the Company, or written representations that no other reports were required, the Company believes that during the 2005 fiscal year, its executive officers and directors complied with applicable reporting requirements for transactions in the Company’s common stock, except that on February 14, 2006, Mr. Tsimbinos filed an amendment to his Form 3 (originally filed on November 10, 2003) to correct the number of shares reported as being beneficially owned by him through his Individual Retirement Account.

Code of Business Conduct and Ethics

     New York Community Bank maintains a Code of Professional Conduct applicable to all Bank employees that sets forth requirements relating to ethical conduct, conflicts of interest, and compliance with the law. The Code of Professional Conduct requires that the Community and Commercial Bank’s employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the Company’s best interest. The Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer are bound by the Code of Professional Conduct. In addition, the Board of Directors has adopted a Code of Business Conduct and Ethics for the CEO, COO, and CFO of the Company. A copy of that Code, which also applies to the Directors and all other employees of the Company, is available, free of charge, on the corporate governance pages of our website, www.myNYCB.com.

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

     Directors’ Fees. Directors of the Company do not receive any fees or retainers for serving on the Company’s Board of Directors. In 2005, non-employee directors of the Community Bank received an annual retainer of $46,000 and a fee of $2,500 per Board meeting attended. Non-employee directors of the Community Bank also receive fees ranging from $500 to $2,000 for each committee meeting attended.

     Directors’ Deferred Fee Plan. The Community Bank maintains the 1993 Directors’ Deferred Fee Stock Unit Plan (the “Directors’ Deferred Fee Plan”). This plan provides an opportunity for those members of the Board of Directors of the Community Bank who were active in such capacity on the effective date of the Directors’ Deferred Fee Plan to defer receipt of fees otherwise currently payable to them, in exchange for the receipt (at the time they cease to serve as directors) of a benefit based on the value of the common stock of the Company, thus providing the Community Bank with the use of the funds for business activities. The deferral of fees under the Directors’ Deferred Fee Plan applies to all fees received by directors, including regular meeting fees, special meeting fees, and committee fees.

     Outside Directors’ Consultation and Retirement Plan. The Community Bank maintains the Outside Directors’ Consultation and Retirement Plan (the “Consultation Plan”) to provide benefits to outside directors and to ensure their continued service and assistance in the conduct of the Community Bank’s business. Under the Consultation Plan, a director who is not currently an officer or employee of the Community Bank and who has served as a director for at least ten years (with credit given for prior service as a trustee of the Community Bank), has attained the age of 65, and agrees to provide continuing consulting services to the Community Bank, will be eligible, upon retirement, to receive an annual benefit equal to the average of the director’s annual retainer and meeting fees over the 36-month period preceding the director’s termination date, for a period equal to the lesser of the number of months for which such director agrees to provide consulting services after retirement, or ten years. The Consultation Plan is unfunded.

     Life Insurance Benefit for Non-Employee Directors. The Company provides life insurance for non-employee directors of the Community Bank and the Company. For 2005, the premiums paid by the Company for such insurance coverage for non-employee directors amounted to $3,600 in the aggregate. These premiums are tax deductible by the Company, assuming certain requirements are met.

     Directors’ Option Plans. Directors also participate in the Company’s stock option plans, including, among others, the 1993 Stock Option Plan for Outside Directors and the Company’s 1997 Stock Option Plan.

Summary Compensation Table

     The following table shows, for the years ended December 31, 2005, 2004, and 2003, the cash compensation paid, as well as certain other compensation paid or accrued for those years, to the CEO and the four highest paid executive officers of the Company who received salary and bonus in excess of $100,000 in fiscal year 2005 (the “Named Executive Officers”).

		Annual Compensation
					Securities
				Restricted	Underlying
				Stock	Options	All Other
Name and Principal		Salary	Bonus	Awards	/SARs	Compensation (1) (2)
Position	Year	($)	($)	(#)	(#)	($)

Joseph R. Ficalora	2005	$975,000	--	--	--	$165,112
President and	2004	975,000	--	--	--	1,944,338
Chief Executive Officer	2003	850,000	--	--	373,333	190,690

Michael F. Manzulli	2005	750,000	--	--	--	167,565
Chairman of the Board	2004	750,000	--	--	--	53,226
	2003	700,000	--	--	373,333	190,690

James J. O’Donovan	2005	467,308	--	--	--	160,544
Senior Lending Consultant	2004	675,000	--	--	--	1,945,053
	2003	525,000	--	--	373,333	190,690

Robert Wann	2005	600,000	--	--	--	156,788
Senior Executive Vice	2004	600,000	--	--	--	1,938,932
President and Chief	2003	450,000	--	--	373,333	190,690
Operating Officer

Thomas R. Cangemi	2005	500,000	--	--	--	162,004
Senior Executive Vice	2004	500,000	--	--	--	1,931,425
President and Chief	2003	365,000	--	--	373,333	190,690
Financial Officer
____________________
(1)	For 2004, the dollar amount represents the market value of 66,667 shares of the Company’s common stock (adjusted to reflect a 4-for-3 stock split on February 17, 2004) granted to the executives in January 2004 in recognition of the executives’ performance, including in connection with the successful merger of Roslyn Bancorp, Inc. with and into the Company in October 2003 and subsequent integration into the Company. All of such shares vested on the grant date, at which time the executives each paid approximately $585,000 in income tax in order to retain the shares granted, consistent with their prior practice of maintaining a significant equity interest in the Company.
(2)	For 2005, the figures include an allocation under the New York Community Bank Employee Stock Ownership Plan of 9,015 shares to each of Messrs. Ficalora, Manzulli, O’Donovan, Wann, and Cangemi, which each had a market value of $148,927.80 at December 31, 2005. The figures also include allowances under the New York Community Bank Medical Expense Reimbursement Plan to Mr. O’Donovan – $725.00, Mr. Wann – $3,216.37, Mr. Cangemi – $9,015.47; and premiums paid on behalf of the following executives under New York Community Bank’s Bank-Owned Life Insurance Policy: Mr. Ficalora – $16,184.66, Mr. Manzulli – $18,636.94, Mr. O’Donovan – $10,890.38, Mr. Wann – $4,643.60, Mr. Cangemi – $4,060.50.

Employment Agreements

     In March 2006, the Company entered into new employment agreements with Messrs. Manzulli, Ficalora, Wann, and Cangemi (the “executives”). The agreements, which are identical in form, replaced and superseded prior separate agreements between the executives and each of the Company and the Community Bank. To a significant degree, the continued success of the Community Bank and the Company depends on the skills and competence of the executives, and the employment agreements help the Company to continue to maintain a stable and competent management base.

     The employment agreements each provide for an initial three-year term and daily extension so that the contract term is always three years from the then-current date, unless either party provides written notice of non-renewal or termination, at which time the expiration date becomes fixed at three years from the date of notice or termination. The employment agreements also provide for the payment and annual review of base salary, the provision of employee benefits applicable to executive personnel, and eligibility to participate in incentive and stock-based compensation programs.

     The employment agreements allow the Company or the Community Bank to terminate the executives’ employment for cause, as defined under and subject to procedures outlined in the agreements. The executives receive no further payments under their agreements following a termination for cause. Upon voluntary termination, the executives will receive base salary and other compensation or benefits earned through the date of termination.

     Each executive may also terminate employment under the agreements for good reason (i.e., under circumstances outlined in the agreement and equivalent to constructive termination), and the Company may also terminate the executive without cause. Upon termination for good reason or termination without cause, the executive receives a lump sum benefit equal to the sum of base salary and other compensation earned through the termination date, plus the executive’s pro rata share of the aggregate annual amounts of bonuses or other cash incentive compensation paid to the executive for the three calendar years preceding termination of employment. The executive also becomes entitled to a lump sum payment equal to the sum of (i) three times the highest total compensation paid to the executive during the three preceding years, including bonuses, cash and stock compensation, and other amounts reported on the executive’s form W-2 (but excluding income realized from the exercise or a disqualifying disposition of stock options); and (ii) three times the average amount contributed by or allocated to the executive under all tax-qualified benefit plans during the three preceding years. The executive also receives continued medical, dental, and life insurance benefits for a period of thirty-six months following termination of employment. In addition, if the executive’s termination of employment for good reason or without cause occurs on or after the effective date of a change in control, as defined in the agreement, all stock awards and stock options will accelerate and vest in full as of the executive’s termination date.

     If the executive terminates employment due to disability or death within one year after the occurrence of a change in control or within one year after the commencement of preliminary steps leading to an eventual change of control, with the actual change in control taking place within two years after the executive’s termination of employment, the executive or his estate will receive the severance benefits described above, in the same manner as if the executive had terminated employment with good reason.

     Upon a termination of employment due to the executive’s disability, the Company will continue to pay the executive’s base salary through an initial continuation period ending on the earliest of (i) one hundred and eighty days following termination of employment; (ii) the date long-term disability insurance benefits become payable to the executive; (iii) the death of the executive; or (iv) the expiration date of the agreement. However, if the initial continuation period ends prior to the executive’s coverage under long-term disability insurance, the Company will continue to pay 60% of the executive’s base salary for an additional period ending on the earliest of (i) eligibility for long-term disability insurance; (ii) death; or (iii) the expiration date of the agreement.

     Section 280G of the Internal Revenue Code of 1986 provides that payments contingent upon a change in control that exceed three times an executive’s “base amount” (i.e., three times average annual compensation over the five preceding taxable years) are “excess parachute payments.” Under Section 4999 of the Code, an executive who receives an excess parachute payment is subject to a 20% excise tax on the amount received in excess of the base amount, and the Company is unable to deduct a corresponding amount. In the event that any payments or benefits provided to the executives are subject to the excise tax, the employment agreements provide the executives with indemnification for these excise taxes and any additional income, employment, and excise taxes imposed as a result of the initial indemnification.

Consulting Agreement

     On January 31, 2005, in conjunction with the termination of his employment agreement, James J. O’Donovan entered into a Senior Consulting Agreement with the Company and the Community Bank. The Senior Consulting Agreement has a term of thirty-six months. Under the terms of the Senior Consulting Agreement, Mr. O’Donovan has agreed to provide certain consulting services, and to be available on a full-time basis, to the Company and the Community Bank as a Senior Lending Consultant with respect to the Community Bank’s lending operations, as may reasonably be requested from time to time by the Company’s Chief Executive Officer or certain designated officers. Additionally, the Senior Consulting Agreement provides that Mr. O’Donovan agreed to continue to serve as a member of the Company’s and the Community Bank’s Boards of Directors (as requested by the respective Boards and subject to the Company’s and the Community Bank’s customary nomination, election, and appointment processes). The Senior Consulting Agreement includes covenants regarding the confidentiality of information, non-competition, and non-solicitation with respect to the Company’s and the Community Bank’s employees or customers. In consideration for his services and for the non-competition covenants included in the Senior Consulting Agreement, Mr. O’Donovan receives a monthly consulting fee of $37,500; however, he does not receive directors’ fees, advisory directors’ fees, or other compensation for his service on the Boards. The Company or the Community Bank may terminate the Senior Consulting Agreement for cause (as defined in the agreement) or without cause upon providing thirty days’ prior written notice. Mr. O’Donovan also may terminate the Senior Consulting Agreement by providing the Company and the Community Bank with thirty days’ prior written notice. In the event Mr. O’Donovan terminates the Senior Consulting Agreement or the Company or the Community Bank terminate the agreement for cause, Mr. O’Donovan will receive payment only for accrued but unpaid monthly consulting fees and expenses due him through the last day he performs services under the Agreement. If a change in control (as defined in the Senior Consulting Agreement) of the Company or the Community Bank occurs during the term of the Senior Consulting Agreement and Mr. O’Donovan dies or terminates the consulting period within ninety days after the change in control, the term will automatically extend by fifteen months from the date of the change in control. The Company and the Community Bank also will pay Mr. O’Donovan or his estate the monthly consulting fees through the end of the extended term, as well as any then-accrued but unpaid consulting fees and expenses. The Senior Consulting Agreement also indemnifies Mr. O’Donovan for any excise taxes imposed under Section 4999 of the Internal Revenue Code and any additional income, employment, and excise taxes imposed as a result of any change in control payments received by Mr. O’Donovan pursuant to the Senior Consulting Agreement.

     The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options held by the Named Executive Officers as of December 31, 2005. Also reported are the values for “in-the-money” options representing the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.

Fiscal Year-end Option Values

			Number of Securities		Value of Securities Underlying
			Underlying Unexercised		Unexercised In-the-Money
	Shares	Value	Options at December 31, 2005		Options at December 31, 2005
	Acquired	Realized In
Name	on Exercise	2005	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)		($)

Joseph R. Ficalora	0	$0	2,080,288	0	$2,998,451	N/A

Michael F. Manzulli	0	0	445,752	0	806,042	N/A

James J. O’Donovan	0	0	1,351,289	0	2,191,084	N/A

Robert Wann	0	0	1,351,289	0	2,191,084	N/A

Thomas R. Cangemi	0	0	426,668	0	590,670	N/A

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as to those persons known by management to be beneficial owners of more than 5% of the outstanding shares of Common Stock on April 17, 2006 as disclosed in certain reports regarding such ownership filed by such persons and groups with the United States Securities and Exchange Commission (the “SEC”) in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that beneficially owned more than 5% of the Common Stock as of April 17, 2006.

	Amount and
	Nature of
Name and Address of	Beneficial	Percent
Beneficial Owner	Ownership	of Class
New York Community Bank
Employee Stock Ownership
Plan (“ESOP”) and Trust
615 Merrick Avenue
Westbury, NY 11590	15,836,333 (1)	5.86%
____________________
(1)	Donald M. Blake and Max L. Kupferberg, members of the Company’s Board of Directors, administer the ESOP as a committee. An independent corporate trustee has been appointed as the trustee for the ESOP (the “ESOP Trustee”). The ESOP Trustee must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. Under the ESOP, unallocated shares will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). At April 17, 2006, 13,653,935 shares were allocated under the ESOP and 2,182,398 shares were unallocated.

Security Ownership by Management

     The security ownership of management information included under “Item 10 – Directors and Executive Officers of the Registrant” appears on pages 1 through 6 of this 10-K/A.

Related Stockholder Matters

     The following table provides information regarding the Company’s equity compensation plans at December 31, 2005:

Plan category	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants, and	future issuance under
	warrants, and rights	rights	equity compensation plans
(excluding securities
reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,313,114	$14.95	557,979
Equity compensation plans not approved by security holders	--	--	--
Total	20,313,114	$14.95	557,979

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The federal banking laws require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, and follow substantially the same credit underwriting procedures as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Community Bank from time to time may make mortgage loans to its directors, officers, and employees, including consumer loans or loans to purchase or refinance personal residences, and may make loans secured by income-producing property to entities in which a director or officer has an ownership or, in the case of directors, a management interest, provided that all such loans are made in accordance with federal banking laws and are made in the ordinary course of business, do not involve more than normal risk of collectibility or present other unfavorable features, and are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with unaffiliated persons. Additionally, in connection with the Company’s acquisition of Haven Bancorp, Inc. and its mergers with Richmond County Financial Corp. and Roslyn Bancorp, Inc. and the related transactions involving their affiliated banking institutions, New York Community Bank assumed loans that had been made by the acquired or merged banking institutions to certain of their executive officers and directors and/or their immediate family members or affiliated business entities. No such loan was classified by the Community Bank as of December 31, 2005 as a non-accrual, past due, restructured, or potential problem loan.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-audit Fees

     The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s consolidated financial statements for fiscal 2005 and 2004 and fees billed for audit-related services, tax services, and all other services rendered by KPMG LLP for fiscal 2005 and 2004.

	Year Ended
	2005		2004
Audit Fees	$1,535,000	(1)	$1,300,000	(1)
Audit-related Fees	171,500	(2)	158,000	(2)
Tax Fees	208,100	(3)	341,250	(4)
All Other Fees	0		6,000	(5)
____________________
(1)	Includes fees billed, or to be billed, for professional services rendered in connection with the audit of the Company's annual financial statements, the review of its financial statements included in the Company’s quarterly reports, and the Sarbanes-Oxley Section 404 attestation.
(2)	Primarily reflects services rendered in connection with audits of the Company's employee benefit plan financial statements as well as the issuance of comfort letters and consents relating to the Company's filing of registration statements and offering circulars.
(3)	Includes fees for services rendered in connection with the review and preparation of certain tax returns for the Company and tax services relating to the October 2003 merger of Roslyn Bancorp, Inc. with and into the Company.
(4)	Primarily reflects consulting services rendered in connection with the secondary offering of the Company’s Common Stock (in the first quarter of 2004), the offering of securities relating to the Company's real estate investment trust affiliates, and the offering of the Company's Bifurcated Option Note Unit Securities (SM).
(5)	Includes fees for services rendered in connection with the October 2003 merger of Roslyn Bancorp, Inc. with and into the Company.

     The Audit Committee will consider on a case-by-case basis, and, if appropriate, approve, all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. Alternatively, the Audit Committee may adopt a policy for pre-approval of audit and permitted non-audit services by the independent registered public accounting firm. In 2005, all audit-related services, tax services, and other services were approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit functions.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

1. Financial Statements

     Previously filed.

2. Financial Statement Schedules

     Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the consolidated financial statements or notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     The following exhibits are filed as part of this Form 10-K/A and this list includes the Exhibit Index.

Exhibit
Number

2.1	Agreement and Plan of Merger, by and between New York Community Bancorp, Inc. and Long Island Financial Corp., dated August 1, 2005 (1)

2.2	Stock Purchase Agreement between New York Community Bancorp, Inc. and NBG International Holdings B.V., dated as of October 10, 2005 (2)

Exhibit
Number

2.3	Unconditional Guaranty Agreement between New York Community Bancorp, Inc. and the National Bank of Greece, dated as of October 10, 2005 (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (4)

3.3	Amended and Restated Bylaws (5)

4.1	Specimen Stock Certificate (6)

4.2	Shareholder Rights Agreement, dated as of January 16, 1996 and amended on March 27, 2001 and August 1, 2001 between New York Community Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent (7)

4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. (formerly known as “Queens County Bancorp, Inc.”) and Joseph R. Ficalora, Robert Wann, and James O’Donovan (8)

10.2	Form of Employment Agreement between New York Community Bank (formerly known as “Queens County Savings Bank”) and Joseph R. Ficalora, Robert Wann, and James O’Donovan (8)

10.3	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (9)

10.4	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (9)

10.5	Form of Change in Control Agreements among the Company, the Community Bank, and Certain Officers (10)

10.6	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (9)

10.7	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (9)

10.8	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (11)

10.9	General Release, dated as of December 1, 2004, by Joseph L. Mancino in favor of New York Community Bancorp, Inc., New York Community Bank, their affiliates and their respective predecessors and successors (21)

10.10	Consulting Agreement, dated as of December 1, 2004, by and among New York Community Bancorp, Inc., New York Community Bank, and Joseph L. Mancino (21)

10.11	Employment Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (11)

10.12	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Joseph L. Mancino (11)

10.13	Letter Agreement, dated as of October 6, 2005, between Joseph L. Mancino and New York Community Bancorp, Inc. (12)

10.14	Noncompetition Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro (11)

10.15	Retention Bonus Agreement, dated as of June 27, 2003, by and among New York Community Bancorp, Inc., Roslyn Bancorp, Inc., The Roslyn Savings Bank, and Michael P. Puorro (11)

10.16	Amended and Restated Employment Agreement, dated as of November 30, 2004, by and among New York Community Bancorp, Inc., New York Community Bank, and Michael P. Puorro (13)

Exhibit
Number

10.17	Transition Arrangements Letter Agreement, dated as of April 5, 2005, by and among New York Community Bancorp, Inc., New York Community Bank, and Michael P. Puorro (14)

10.18	Senior Consulting Agreement, dated January 31, 2005, by and among New York Community Bancorp, Inc., New York Community Bank, and James J. O’Donovan (21)

10.19	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (15)

10.20	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (15)

10.21	Form of Queens County Savings Bank Employee Severance Compensation Plan (10)

10.22	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (10)

10.23	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (10)

10.24	Incentive Savings Plan of Queens County Savings Bank (16)

10.25	Retirement Plan of Queens County Savings Bank (10)

10.26	Supplemental Benefit Plan of Queens County Savings Bank (17)

10.27	Excess Retirement Benefits Plan of Queens County Savings Bank (10)

10.28	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (10)

10.29	New York Community Bancorp, Inc. 1997 Stock Option Plan (18)

10.30	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan (19)

10.31	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan (20)

10.32	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan (20)

10.33	Long Island Financial Corp. 1998 Stock Option Plan, as amended (22)

10.34	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated (20)

10.35	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated (23)

10.36	Haven Bancorp, Inc. 1996 Stock Option Plan, as amended and restated (23)

10.37	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated (23)

10.38	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.) (19)

10.39	South Jersey Financial Corporation, Inc. 2000 Stock Option Plan (as assumed by Richmond County Financial Corp.) (19)

10.40	Richmond County Financial Corp. Stock Compensation Plan (19)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.) (previously filed)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (previously filed)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries” (previously filed)

23.0	Consent of KPMG LLP, dated March 14, 2006 (previously filed)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
____________________

(1)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on August 2, 2005
(2)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on October 14, 2005
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(4)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278)
(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-A filed with the Securities and Exchange Commission on January 24, 1996, amended as reflected in Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001, Registration No. 333-59486, and as reflected in Exhibit 4.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on December 12, 2002 (File No. 1-31565)
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-31565)
(9)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001, Registration No. 333-59486
(10)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(11)	Incorporated herein by reference into this document from the Exhibits to Form 10-Q for the quarterly period ended September 30, 2003, filed on November 14, 2003 (File No. 1-31565)
(12)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on October 6, 2005
(13)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on December 6, 2004
(14)	Incorporated herein by reference into this document from the Exhibits to Form 10-Q for the quarterly period ended June 30, 2005, filed on August 9, 2005 (File No. 1-31565)
(15)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(16)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(17)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(18)	Incorporated by reference to Exhibit filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(19)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(20)	Incorporated by reference into this document for the Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(21)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2004 (File No. 1-31565)
(22)	Incorporated by reference into this document for the Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(23)	Incorporated by reference into this document for the Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998

Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2006	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
Director, President, and Chief Executive Officer
(Principal Executive Officer)