Form 10-Q
period 2006-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2006-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Par Value: $0.01

Classes of Common Stock

294,919,410

Number of shares outstanding at

May 1, 2006

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2006

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$191,978	$231,803
Securities available for sale:
Mortgage-related securities ($1,781,938 and $1,908,761 pledged, respectively)	1,854,890	1,967,770
Other securities ($177,003 and $0 pledged, respectively)	354,719	411,444
Securities held to maturity:
Mortgage-related securities (fair value of $1,424,658 and $1,510,387, respectively; $1,471,007 and $1,310,829 pledged, respectively)	1,545,226	1,606,468
Other securities (fair value of $1,629,811 and $1,659,670, respectively; $1,166,838 and $1,410,497 pledged, respectively)	1,641,714	1,651,570

Total securities	5,396,549	5,637,252
Loans, net of deferred loan fees and costs	18,143,348	17,028,402
Less: Allowance for loan losses	(79,606)	(79,705)

Loans, net	18,063,742	16,948,697
Federal Home Loan Bank of New York stock, at cost	368,247	330,212
Premises and equipment, net	138,358	140,279
Goodwill	1,981,053	1,980,689
Core deposit intangibles	82,614	86,533
Other assets	914,483	928,240

Total assets	$27,137,024	$26,283,705

Deposits:
NOW and money market accounts	$3,680,551	$3,576,983
Savings accounts	2,360,998	2,434,990
Certificates of deposit	5,401,954	5,247,029
Non-interest-bearing accounts	859,679	845,897

Total deposits	12,303,182	12,104,899

Official checks outstanding	20,960	43,438
Borrowed funds:
Wholesale borrowings	10,312,322	9,717,392
Junior subordinated debentures	456,849	454,197
Other borrowings	356,176	357,069

Total borrowed funds	11,125,347	10,528,658

Mortgagors’ escrow	138,945	63,051
Other liabilities	223,964	218,782

Total liabilities	23,812,398	22,958,828

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 273,396,452 shares issued; 270,374,542 and 269,776,791 shares outstanding, respectively)	2,734	2,734
Paid-in capital in excess of par	3,016,062	3,012,655
Retained earnings (partially restricted)	474,924	475,501
Less: Treasury stock (3,021,910 and 3,619,661 shares, respectively)	(90,101)	(100,169)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(6,578)	(6,874)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(57,720)	(43,359)
Net unrealized loss on securities transferred to held to maturity	(11,582)	(12,498)

Total stockholders’ equity	3,324,626	3,324,877

Commitments and contingencies

Total liabilities and stockholders’ equity	$27,137,024	$26,283,705

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Interest Income:
Mortgage and other loans	$247,465	$188,292
Mortgage-related securities	37,438	59,997
Other securities	34,408	33,901
Money market investments	166	204

Total interest income	319,477	282,394

Interest Expense:
NOW and money market accounts	26,349	12,391
Savings accounts	2,658	4,003
Certificates of deposit	48,492	20,088
Borrowed funds	113,184	87,090
Mortgagors’ escrow	54	66

Total interest expense	190,737	123,638

Net interest income	128,740	158,756
Provision for loan losses	—	—

Net interest income after provision for loan losses	128,740	158,756

Non-interest Income:
Fee income	16,484	12,911
Net securities gains	2,823	48
Gain on sale of bank-owned properties	—	6,110
Loss on mark-to-market of interest rate swaps	(6,071)	—
Other	14,098	12,939

Total non-interest income	27,334	32,008

Non-interest Expense:
Operating expenses:
Compensation and benefits	29,541	25,401
Occupancy and equipment	12,060	11,388
General and administrative	12,510	11,988
Other	1,208	1,856

Total operating expenses	55,319	50,633
Amortization of core deposit intangibles	3,306	2,943

Total non-interest expense	58,625	53,576

Income before income taxes	97,449	137,188
Income tax expense	31,074	46,106

Net Income	$66,375	$91,082

Comprehensive income, net of tax:
Unrealized losses on securities, net of tax	(13,445)	(17,727)

Comprehensive income	$52,930	$73,355

Basic earnings per share	$0.25	$0.35

Diluted earnings per share	$0.25	$0.35

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2006
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 2,734

Balance at end of period	2,734

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,012,655
Allocation of ESOP stock	1,319
Exercise of stock options	2,069
Tax effect of stock plans	19

Balance at end of period	3,016,062

Retained Earnings (partially restricted):
Balance at beginning of year	475,501
Net income	66,375
Dividends paid on common stock ($0.25 per share)	(66,952)

Balance at end of period	474,924

Treasury Stock:
Balance at beginning of year	(100,169)
Purchase of common stock (124,681 shares)	(2,103)
Exercise of stock options (722,432 shares)	12,173
Cash-in-lieu of fractional shares	(2)

Balance at end of period	(90,101)

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(6,874)
Earned portion of ESOP	296

Balance at end of period	(6,578)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(55,857)
Net unrealized loss on securities available for sale, net of tax of $8,538	(12,674)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(617)	916
Less: Reclassification adjustment for gains included in net income, net of tax of $1,136	(1,687)

Change in net unrealized losses on securities, net of tax	(13,445)

Balance at end of period	(69,302)

Total stockholders’ equity	$3,324,626

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$66,375	$91,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,420	3,379
Accretion of discounts, net of premium amortization	(1,363)	(8,964)
Net change in net deferred loan origination costs and fees	(1,265)	295
Amortization of core deposit intangibles	3,306	2,943
Net securities gains	(2,823)	(48)
Loss on mark-to-market of interest rate swaps	6,071	—
Net gains on sales of loans	(276)	(144)
Gain on sale of bank-owned properties	—	(6,110)
Tax benefit effect on stock plans	—	1,149
Allocated portion of ESOP	1,615	1,844
Changes in assets and liabilities:
Decrease (increase) in deferred income taxes, net	5,264	(1,367)
Decrease in other assets	17,458	118,120
(Decrease) increase in official checks outstanding	(22,478)	6,899
(Decrease) increase in other liabilities	(889)	24,588

Net cash provided by operating activities	74,415	233,666

Cash Flows from Investing Activities:
Proceeds from repayments of securities held to maturity	73,297	307,319
Proceeds from repayments of securities available for sale	83,000	102,209
Proceeds from sales of securities available for sale	66,208	50,727
Purchase of securities available for sale	(26)	(1,180)
Net purchase of Federal Home Loan Bank of New York stock	(38,035)	(42,935)
Adjustments to intangible assets, net	249	13,758
Net increase in loans	(1,132,143)	(1,144,192)
Proceeds from sales of loans	18,639	16,117
Proceeds from sales of bank-owned properties	—	7,847
Purchases of premises and equipment, net	(1,499)	(1,101)

Net cash used in investing activities	(930,310)	(691,431)

Cash Flows from Financing Activities:
Net increase in deposits	198,283	186,171
Net increase in borrowed funds	596,689	276,626
Net increase in mortgagors’ escrow	75,894	68,151
Tax benefit effect on stock plans	19	—
Cash dividends paid on common stock	(66,952)	(65,180)
Treasury stock purchases	(2,103)	(1,032)
Net cash received from stock option exercises	14,242	2,047
Cash in lieu of fractional shares	(2)	—

Net cash provided by financing activities	816,070	466,783

Net (decrease) increase in cash and cash equivalents	(39,825)	9,018
Cash and cash equivalents at beginning of period	231,803	188,850

Cash and cash equivalents at end of period	$191,978	$197,868

	Three Months Ended March 31,
	2006	2005
Supplemental information:
Cash paid for (received from):
Interest	$196,006	$142,500
Income taxes	(768)	(80,722)
Non-cash investing activities:
Transfer to other real estate owned from loans	$—	$124

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”). The Company has two banking subsidiaries: New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The unaudited consolidated financial statements include accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-year consolidated financial statements to conform to the 2006 presentation, including a reclassification of the amounts of Treasury stock and paid-in capital in excess of par to appropriately reflect the cost of the Treasury shares issued in the acquisition of Long Island Financial Corp.

Note 2. Stock-based Compensation

The Company had nine stock option plans at March 31, 2006: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; and the 1998 Long Island Financial Corp. Stock Option Plan (collectively, the “Stock Option Plans”). The number of shares reserved for future issuance under the Stock Option Plans was 559,030 at March 31, 2006.

Under the Stock Option Plans, each granted stock option entitles the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant. All stock options expire ten years from the date on which they were granted.

At the time of grant, all options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment were terminated due to death, disability, normal retirement, or in the event of a change in control. However, on December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested options to acquire the Company’s common stock that were outstanding at that date (the “Acceleration”). A total of 1.4 million stock options were impacted by the Acceleration. All other terms and conditions of the accelerated options remained unchanged.

The Company did not grant any stock options during the three months ended March 31, 2006; accordingly, there were no unvested stock options as of that date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), which the Company adopted on January 1, 2006 using the modified prospective approach, the Company did not record any compensation expense relating to stock options for the three-month period ended March 31, 2006. The adoption of SFAS No. 123R had no impact on the Company’s basic or diluted earnings per share for the three months ended March 31, 2006.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans and, therefore, no compensation cost had been recognized. Had compensation cost for the Company’s stock option plans been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s pro forma net income in the first quarter of 2005 would have amounted to $89.6 million and been equivalent to both basic and diluted earnings per share of $0.34. The weighted average assumptions used for the March 31, 2005 valuation were a dividend yield of 3.7%; expected volatility of 29.6%; a risk-free interest rate of 4.5%; and an expected life of ten years.

The status of the Company’s Stock Option Plans at March 31, 2006 and the changes that occurred during the three months ended at that date, are summarized in the following table:

	For the Three Months Ended March 31, 2006
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable, beginning of year	20,313,114	$14.95
Granted	—	N/A
Exercised	(730,211)	12.02
Forfeited	(1,051)	15.00

Stock options outstanding and exercisable, end of period	19,581,852	$15.06

Total options outstanding and exercisable at March 31, 2006 had a weighted average remaining contractual life of 5.29 years, a weighted average exercise price of $15.06, and an aggregate intrinsic value of $53.7 million.

Note 3. Available-for-Sale Securities

The following table summarizes the amortized cost and estimated market values of the Company’s available-for-sale securities at the dates indicated:

	March 31, 2006		December 31, 2005
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$886,220	$838,716	$914,280	$882,299
GSE CMOs	422,928	401,635	445,452	428,873
Private label CMOs	633,558	613,186	670,750	655,206
Other mortgage-related securities	1,353	1,353	1,392	1,392

Total mortgage-related securities	$1,944,059	$1,854,890	$2,031,874	$1,967,770

Other securities:
U.S. Government agency obligations	$222,209	$222,565	$221,707	$221,707
U.S. Treasury obligations	501	501	505	505
Corporate and other bonds	26,008	22,758	35,990	34,295
State, county, and municipal	6,683	6,442	6,683	6,589
Capital trust notes	22,682	20,557	28,682	24,204
Equities	83,581	81,896	125,959	124,144

Total other securities	$361,664	$354,719	$419,526	$411,444

Total securities available for sale	$2,305,723	$2,209,609	$2,451,400	$2,379,214

(1)	Government-sponsored Enterprises

The Company has determined that the unrealized losses on securities at March 31, 2006 were due to changes in market interest rates and not to significant credit deterioration.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	March 31, 2006		December 31, 2005
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$13,848,836	76.34%	$12,854,188	75.49%
Commercial real estate	2,894,173	15.95	2,888,294	16.96
Construction	972,937	5.36	856,651	5.03
One-to-four family	243,293	1.34	254,510	1.49

Total mortgage loans	17,959,239	98.99	16,853,643	98.97
Net deferred loan origination costs (fees)	1,051		(310)

Total mortgage loans, net	17,960,290		16,853,333

Other loans:
Commercial business	163,471		152,638
Consumer	16,028		16,319
Auto leases, net of unearned income	4,079		6,536

Total other loans	183,578	1.01	175,493	1.03
Net deferred loan origination fees	(520)		(424)

Total other loans, net	183,058		175,069
Less: Allowance for loan losses	79,606		79,705

Loans, net	$18,063,742	100.00%	$16,948,697	100.00%

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2006	December 31, 2005
FHLB-NY advances	$ 6,215,061	$ 5,409,458
Repurchase agreements	4,097,261	4,307,934
Junior subordinated debentures	456,849	454,197
Senior debt	194,176	195,069
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$11,125,347	$10,528,658

At March 31, 2006, the Company had $456.8 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by ten statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of March 31, 2006:

Issuer	Interest Rate of Capital Securities and Debentures (1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust I	10.460%	$ 18,174	$ 17,400	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	23,333	22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	8.420	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	8.530	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	8.290	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,445	182,940	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	7.816	64,700	62,751	March 20, 2002	April 1, 2032	April 1, 2007
LIF Statutory Trust I	10.600	8,390	8,158	September 7, 2000	September 7, 2030	September 7, 2010

		$456,849	$440,081

(1)	Excludes the effect of purchase accounting adjustments.

In 2003, the Company entered into four interest rate swap agreements to hedge the interest rate risk inherent in certain of these junior subordinated debentures. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recently concluded that its interest rate swap transactions did not qualify for the short-cut accounting method. The Company has re-designated three of the swaps associated with these transactions as fair value hedges under the long-haul accounting method, in order to qualify them for fair value hedge accounting under SFAS No. 133, effective March 31, 2006. The Company also classified one of its swaps as a “trading position.” Accordingly, the fluctuations in the market value of these swaps through March 31, 2006 were recorded through the income statement under “non-interest income.” In future periods, the changes in fair value of the interest rate swap designated as a trading position will impact non-interest income; however, only the ineffective portion of the swaps that were redesignated under the long-haul accounting method will impact non-interest income.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures required under SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2006		2005
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,189	$241	$1,230	$237
Service cost	—	2	—	2
Expected return on plan assets	(2,028)	—	(1,920)	—
Unrecognized past service liability	50	11	51	11
Amortization of unrecognized loss	381	17	262	—

Net periodic (credit) expense	$(408)	$271	$(377)	$250

As discussed in the notes to the consolidated financial statements presented in the Company’s 2005 Annual Report on Form 10-K, the Company expects to contribute $1.3 million to its post-retirement plan in 2006.

Note 7. Computation of Earnings per Share

	Three Months Ended March 31,
(in thousands, except share and per share data)	2006	2005
Net income	$66,375	$91,082
Weighted average common shares outstanding	266,948,853	259,872,413

Basic earnings per common share	$0.25	$0.35

Weighted average common shares outstanding	266,948,853	259,872,413
Additional dilutive shares using average market value for the period when utilizing the treasury stock method	1,671,467	2,401,887

Total shares for diluted earnings per share	268,620,320	262,274,300

Diluted earnings per common share and common share equivalents	$0.25	$0.35

Note 8. Impact of Accounting Pronouncements

Accounting for Mortgage Servicing Rights

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated statements of financial condition or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated statements of financial condition or results of operations.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in the Company’s accounting principles and changes the requirements that pertain to accounting for, and reporting, a change in its accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in an accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in an accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Other-Than-Temporary Impairment of Certain Investments

On November 3, 2005, the FASB issued the final version of FSP FAS 115-1, which addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. FSP FAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment loss on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 replaces the impairment guidance in Emerging Issues Task Force 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and Staff Accounting Bulletin No. 59). Under FSP FAS 115-1, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP FAS 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The application of FSP FAS 115-1 on January 1, 2006 did not have a material impact on the Company’s consolidated financial statements or its financial statement disclosures.

Note 9. Subsequent Events

On April 28, 2006, the Company completed its previously announced acquisition of Atlantic Bank of New York (“Atlantic Bank”), a wholly-owned U.S. subsidiary of the National Bank of Greece. A full-service commercial bank with 17 branches in Manhattan, Queens, Brooklyn, and Westchester and Nassau Counties, Atlantic Bank had assets of $2.6 billion, including loans of $1.2 billion, and deposits of $1.8 billion, including core deposits of $1.5 billion, at March 31, 2006. Under the terms of the stock purchase agreement announced on October 11, 2005, the Company paid $400.0 million in cash for Atlantic Bank.

To finance the Atlantic Bank transaction, the Company issued 24,500,000 shares of its common stock in a secondary offering on April 18, 2006, generating net proceeds of approximately $400 million. The number of shares issued includes 2,786,498 shares that were re-issued from the Company’s treasury stock account.

NEW YORK COMMUNITY BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and “the Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank (the “Community Bank” and the “Commercial Bank,” respectively, and collectively, the “Banks.”)

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	General economic conditions and trends, either nationally or locally in some or all of the areas in which we and our customers conduct our respective businesses;

•	Conditions in the securities markets or the banking industry;

•	Changes in interest rates, which may affect our net income, future cash flows, or the market value of our assets;

•	Changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	Changes in the quality or composition of our loan or investment portfolios;

•	Changes in competitive pressures among financial institutions or from non-financial institutions;

•	Changes in our customer base;

•	Our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	Potential exposure to unknown or contingent liabilities of companies targeted for acquisition;

•	Our ability to retain key members of management;

•	Our timely development of new lines of business and competitive products or services within existing lines of business in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Changes in banking, securities, tax, environmental, and insurance laws, regulations, and policies, and the ability to comply with such changes in a timely manner;

•	Changes in accounting principles, policies, practices, or guidelines;

•	Changes in legislation and regulation;

•	Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	The ability to keep pace with, and implement on a timely basis, technological changes;

•	Changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	War or terrorist activities; and

•	Other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

Furthermore, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

In addition, it should be noted that we routinely evaluate opportunities to expand through acquisition and frequently conduct due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place in the future, and acquisitions involving cash, debt, or equity securities may occur.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Reconciliation of Stockholders’ Equity and Tangible Stockholders’ Equity, Total Assets and Tangible Assets, and the Related Measures

Although tangible stockholders’ equity is not a measure of capital calculated in accordance with GAAP, we believe that it is an important indication of our ability to grow both organically and through business combinations, as well as our ability to pay dividends and to engage in various capital management strategies, including the repurchase of Company shares.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include after-tax net unrealized losses on securities. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding our after-tax net unrealized losses on securities, as such losses are impacted by changes in market interest rates and therefore tend to change from day to day. This ratio is referred to below and in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

Tangible stockholders’ equity and the related tangible capital measures should not be considered in isolation or as a substitute for stockholders’ equity or any other capital measure prepared in accordance with GAAP. Moreover, the manner in which we calculate our tangible stockholders’ equity and our ratio to tangible assets may differ from that of other companies reporting measures of capital with similar names.

A reconciliation of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related ratios at March 31, 2006 and December 31, 2005 follows:

(dollars in thousands)	March 31, 2006	December 31, 2005
Total stockholders’ equity	$ 3,324,626	$ 3,324,877
Less: Goodwill	(1,981,053)	(1,980,689)
Core deposit intangibles	(82,614)	(86,533)

Tangible stockholders’ equity	$ 1,260,959	$ 1,257,655

Total assets	$27,137,024	$26,283,705
Less: Goodwill	(1,981,053)	(1,980,689)
Core deposit intangibles	(82,614)	(86,533)

Tangible assets	$25,073,357	$24,216,483

Stockholders’ equity to total assets	12.25%	12.65%

Tangible stockholders’ equity to tangible assets	5.03%	5.19%

Tangible stockholders’ equity	$1,260,959	$1,257,655
Add back: After-tax net unrealized losses on securities	69,302	55,857

Adjusted tangible stockholders’ equity	$1,330,261	$1,313,512

Tangible assets	$25,073,357	$24,216,483
Add back: After-tax net unrealized losses on securities	69,302	55,857

Adjusted tangible assets	$25,142,659	$24,272,340

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.29%	5.41%

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

For the purpose of goodwill impairment testing, we have identified one reporting unit. We performed our annual goodwill impairment test as of January 1, 2006, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of our common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment.

Income Taxes

We estimate income taxes payable based on the amount we expect to owe the various tax authorities (i.e., federal, state, and local). Income taxes represent the net estimated amount due to, or to be received from, such tax authorities. In estimating income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of our tax position. In this process, management also relies on tax opinions, recent audits, and historical experience. Although we use available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing our overall tax position.

Recent Events

Dividend Payment

On April 25, 2006, our Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 16, 2006 to shareholders of record at May 5, 2006.

Acquisition of Atlantic Bank of New York

On April 28, 2006, we completed our previously announced acquisition of Atlantic Bank of New York (“Atlantic Bank”), a wholly-owned U.S. subsidiary of the National Bank of Greece. A full-service commercial bank with 17 branches in Manhattan, Queens, Brooklyn, and Westchester and Nassau Counties, Atlantic Bank had assets of $2.6 billion, including loans of $1.2 billion, and deposits of $1.8 billion, including core deposits of $1.5 billion, at March 31, 2006. Under the terms of the stock purchase agreement announced on October 11, 2005, we paid $400.0 million in cash for Atlantic Bank.

Secondary Offering of Common Stock

To finance the Atlantic Bank transaction, we issued 24,500,000 shares of our common stock in a secondary offering on April 18, 2006, generating net proceeds of approximately $400 million. The number of shares issued includes 2,786,498 shares that were re-issued from our treasury stock account.

Executive Summary

New York Community Bancorp, Inc. is a leading financial institution in the New York metropolitan region, with total assets of $27.1 billion at March 31, 2006. The Company is organized under Delaware Law as a multi-bank holding company and has two primary subsidiaries: New York Community Bank and New York Commercial Bank.

Established in April 1859, the Community Bank is a New York State-chartered savings bank with 137 locations, including 46 in-store branches, serving New York City, Long Island, Westchester County, and northern New Jersey. The Community Bank branches operate through seven divisions, each one serving a specific county or community. The three largest divisions are Roslyn Savings Bank, with 57 locations on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 34 locations in the New York City borough of Queens; and Richmond County Savings Bank, with 23 locations on Staten Island, which is the fastest growing borough of New York City. In the adjacent markets, the Community Bank operates through Roosevelt Savings Bank, with eight branches serving the borough of Brooklyn; CFS Bank, with one branch in the Bronx, one in Manhattan, and four in Westchester County; First Savings Bank of New Jersey, with four branches in Bayonne (Hudson County), New Jersey; and Ironbound Bank, which serves Union and Essex Counties in New Jersey with two branches each. In addition, a single branch operates in the Bronx under the name “New York Community Bank.”

The Commercial Bank is a full-service, New York State-chartered commercial bank with 29 branches serving the New York City boroughs of Manhattan, Queens, and Brooklyn, as well as Westchester County and Long Island. The first twelve branches were established in connection with our acquisition of Long Island Financial Corp. (“Long Island Financial”), the parent company of Long Island Commercial Bank, on December 30, 2005. At the close of business on that date, Long Island Financial merged with and into the Company, and Long Island Commercial Bank commenced operations under the name “New York Commercial Bank.” With the acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006, the Commercial Bank grew to 29 branches; the 17 branches of Atlantic Bank now operate as the “Atlantic Bank Division of New York Commercial Bank.”

To finance the all-cash transaction, we issued 24.5 million shares of our common stock in an offering that was announced on the 11th of April and completed on April 18th. The offering generated net proceeds of approximately $400 million and, in combination with the acquisition, is expected to be accretive to our tangible stockholders’ equity in 2006. (Please see the discussion of stockholders’ equity and tangible stockholders’ equity earlier in this report.)

The Community Bank is the third largest thrift in the State of New York and the largest in its market, while the Commercial Bank ranks 17th and 14th, respectively. At March 31, 2006, the Company had total assets of $27.1 billion, representing an increase of $853.3 million from the balance recorded at December 31, 2005. The increase was driven by loan production, with originations totaling $1.8 billion over the course of the quarter and boosting the balance of loans outstanding by $1.1 billion, or 6.5%, to $18.1 billion. Multi-family mortgage loans represented 76.3% of total loans at the end of the quarter, having grown $994.6 million, or 7.7%, to $13.8 billion at March 31, 2006. The increase reflects first quarter originations of $1.4 billion, representing 73.8% of total originations during the three-month period.

Just as loan growth has long been a key component of our business model, so too has been our record of solid asset quality. At March 31, 2006, non-performing assets represented 0.10% of total assets and non-performing loans represented 0.14% of total loans. During the quarter, we charged off a single unsecured loan in the amount of $99,000, which had been acquired in one of our earlier mergers. Reflecting the charge-off, the allowance for loan losses totaled $79.6 million at the end of the quarter, representing 0.44% of total loans and 312.08% of non-performing loans.

Consistent with our practice over the last six quarters, loan production was partially funded by the cash flows produced through the sale and repayment of securities. At March 31, 2006, securities totaled $5.4 billion and represented 19.9% of total assets, as compared to $5.6 billion, representing 21.4% of total assets, at the end of December, and to $6.6 billion, representing 26.8% of total assets, at March 31, 2005. Loans represented 66.9% of total assets at the close of the current first quarter, as compared to 64.8% and 59.0% of total assets at the corresponding dates.

Additional funding stemmed from a $198.3 million increase in deposits to $12.3 billion and a $594.9 million increase in wholesale borrowings to $10.3 billion. While the bulk of the increase in deposits stemmed from a $154.9 million rise in certificates of deposit (“CDs”) and the increased use of brokered deposits, it is our intention to reduce our high-cost funding sources in the second quarter of 2006, utilizing the lower-cost core deposits acquired in the Atlantic Bank transaction and the cash flows that stem from the planned reduction of the combined securities portfolio.

To reduce the sensitivity of our wholesale borrowings to future changes in interest rates, we repositioned $2.9 billion of such funds during the current first quarter, in addition to the $465.0 million we repositioned in the fourth quarter of 2005. From late December 2005 through March 31, 2006, we extended the maturity of $1.7 billion of wholesale borrowings and modified another $1.7 billion, reducing the rate of interest and extending the maturity. As a result of these actions, our one-year interest rate sensitivity gap improved to a negative 7.76% at March 31, 2006 from a negative 10.19% at December 31, 2005.

While our balance sheet continued to reflect the benefit of our strategic actions, our income statement reflected the significant flattening of the yield curve over the past four quarters, as the significant rise in short-term rates of interest exceeded the far more modest rise in the five-year Constant Maturity Treasury rate (the “five-year CMT”). As a result, our average cost of funds rose 98 basis points year-over-year, to 3.45% in the current first quarter, while the average yield on our assets rose three basis points to 5.42%. During this time, the average balance of our interest-earning assets rose $2.7 billion to $23.6 billion, and the average balance of interest-bearing liabilities rose $2.4 billion to $22.4 billion. Largely reflecting the disparity between movements in short- and intermediate-term rates of interest, our net interest income declined $30.0 million year-over-year to $128.7 million, while our net interest margin declined 89 basis points to 2.14%.

While our net interest margin declined 23 basis points on a linked-quarter basis, our net interest income rose $64,000, representing the first linked-quarter increase in net interest income since the second quarter of 2004.

The year-over-year decline in first quarter 2006 net income was also attributable to a $4.7 million reduction in non-interest income to $27.3 million, despite our having recorded a $3.6 million rise in fee income to $16.5 million (reflecting a $3.7 million increase in prepayment penalties to $8.2 million), a $1.2 million rise in other income to $14.1 million, and a rise in net securities gains to $2.8 million from $48,000 in the year-earlier three months. These favorable factors were offset by a $6.1 million pre-tax loss on the mark-to-market of interest rate swaps in the current first quarter, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as further discussed under “Non-interest Income.” The negative impact of this loss was compounded by our having recorded a $6.1 million pre-tax gain on the sale of certain bank-owned properties in the first quarter of 2005. On an after-tax basis, the mark-to-market loss reduced our first quarter 2006 net income by $3.6 million, or $0.01 per diluted share; the gain on the sale of bank-owned properties increased our first quarter 2005 net income by $4.0 million, or $0.02 per diluted share.

On a linked-quarter basis, non-interest income rose $1.2 million, reflecting a $4.2 million increase in fee income, a $228,000 increase in other income, and the aforementioned net securities gains. These increases were partially offset by the aforementioned loss on the mark-to-market of interest rate swaps.

Our first quarter 2006 earnings also reflect a $5.0 million increase in non-interest expense to $58.6 million from the level recorded in the first quarter of 2005. The increase was attributable to a $4.7 million rise in operating expenses to $55.3 million and a $363,000 rise in the amortization of core deposit intangibles (“CDI”) to $3.3 million. While the latter increase was entirely due to the CDI acquired in the Long Island Financial transaction, the increase in operating expenses was due to a variety of factors, including normal salary increases, certain incentive compensation, and the Long Island Financial-related additions of branch offices and staff.

In the fourth quarter of 2005, we recorded a pre-tax charge of $36.6 million in operating expenses in connection with the merger-related allocation of Employee Stock Ownership Plan (“ESOP”) shares (the “merger-related charge”), as further discussed under “Non-interest Expense.” Excluding this merger-related charge, which was equivalent to $34.0 million, or $0.14 per diluted share on an after-tax basis, non-interest expense rose $5.9 million on a linked-quarter basis, largely reflecting the same factors that drove the year-over-year increase.

We also recorded income tax expense of $31.1 million in the current first quarter, a $15.0 million reduction from the year-earlier amount. In addition to a $39.7 million decline in pre-tax income to $97.4 million, the lower level of income tax expense reflects a year-over-year reduction in the effective tax rate to 31.9% from 33.6%.

The combination of these factors resulted in first quarter 2006 net income of $66.4 million, or $0.25 per diluted share, as compared to $39.6 million, or $0.14 per diluted share, in the trailing quarter, and $91.1 million, or $0.35 per diluted share, in the first quarter of 2005.

Summary of Financial Condition at March 31, 2006

Loans

At March 31, 2006, we recorded total loans of $18.1 billion, signifying a $1.1 billion, or 6.5%, increase from the balance recorded at December 31, 2005. The increase was fueled by originations totaling $1.8 billion, and tempered by loan repayments totaling $717.8 million.

Multi-family Loans

Multi-family loans accounted for $1.4 billion, or 73.8%, of the quarter’s loan production, and for $13.8 billion, or 76.3%, of the total loan portfolio at March 31, 2006. The multi-family loan portfolio had an average principal balance of $3.7 million and an average loan-to-value ratio of 64.0% at that date.

Multi-family loans are typically made to long-term property owners who utilize the funds they borrow to make improvements to their buildings and the apartments therein. Our multi-family loans generally feature a term of ten years, with a fixed rate of interest for the first five years of the mortgage, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year CMT plus a margin of 150 basis points; during years six through ten, the borrower has the option of selecting a monthly adjustable rate that is currently 250 basis points above the prime rate of interest, or a fixed rate that is currently 275 basis points above the five-year CMT. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate in the initial five-year term.

As improvements are made to the collateral property, regulations permit an increase in the rents on the apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner typically opts to refinance the mortgage, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing, and borrowers typically refinancing well before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.6 years at March 31, 2006.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the original loan balance.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family loans is the consistent quality of these assets: We have not had a loss of principal on a multi-family loan in this niche for more than twenty-five years. We generally consider multi-family loans to involve a modest degree of credit risk as compared to other types of credits, since the loans we make are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and because the rents are typically below market, occupancy levels remain more or less constant, even during times of economic adversity.

Commercial Real Estate Loans

Commercial real estate loans accounted for $2.9 billion of loans outstanding at March 31, 2006, and were up $5.9 million from the balance at year-end 2005. The increase was fueled by originations totaling $94.5 million, representing 5.2% of total loans produced in the first quarter of 2006. At March 31st, the portfolio had an average principal balance of $2.3 million and an average loan-to-value ratio of 57.9%.

The majority of our commercial real estate loans are secured by retail shopping centers anchored by national credit-rated tenants and by office and mixed-use buildings, which are typically located in Manhattan and on Long Island. Such loans are structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT plus a margin of 150 basis points. For years six through ten, the borrower has the option of selecting a monthly adjustable rate that is currently 250 basis points above the prime rate of interest, or a fixed rate that is currently 300 basis points above the five-year CMT. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points generally being charged on loans that refinance in the first year, scaling down to one percentage point on loans that refinance in year five. Our commercial real estate loans tend to refinance within five years of origination, and the expected weighted average life of the portfolio was 3.4 years at March 31, 2006. We have not incurred a loss on a commercial real estate loan in more than ten years.

Construction Loans

Construction loans accounted for $972.9 million of total loans outstanding, a $116.3 million increase from the balance recorded at December 31, 2005. Originations totaled $295.5 million and represented 16.1% of total loans produced in the three months ended March 31, 2006.

Our construction loans typically feature shorter terms than our multi-family and commercial real estate credits, and are generally originated for the construction of residential subdivisions and the construction of owner-occupied one-to-four family homes under contract.

Residential subdivision loans are typically originated for terms of 18 to 24 months, with a prime-based floating rate of interest. Such loans have had a strong credit history, with no losses recorded for more than a decade; they also generate fee income in the form of percentage points that are amortized over the life of the loan.

Loans originated for the construction of owner-occupied one-to-four family homes under contract, or for the acquisition and development of commercial real estate and multi-family properties, are also comparatively short-term in nature, ranging up to three years for one-to-four family home construction and up to two years for the development of commercial and multi-family properties. Such loans feature a daily floating prime-based index and have a minimum floor.

Other Loans

Reflecting the addition of our commercial bank subsidiary at the end of December, our portfolio of other loans rose $8.1 million to $183.6 million at March 31, 2006. The increase was fueled by a $10.8 million rise in commercial business loans to $163.5 million, and tempered by a $2.5 million decline in auto leases, net of unearned income, to $4.1 million and a $291,000 drop in consumer loans to $16.0 million.

One-to-Four Family Loans

The growth in the aforementioned portfolios was partly offset by an $11.2 million reduction in one-to-four family loans outstanding to $243.3 million, reflecting repayments and our conduit policy. Since December 1, 2000, we have been originating one-to-four family loans on a pass-through basis and selling the loans to the conduit shortly after closing, servicing-released. At March 31, 2006, the portfolio largely consisted of seasoned loans that were acquired in merger transactions or were originated before the adoption of the conduit policy.

One-to-four family loans held for sale in connection with the aforementioned conduit policy are recorded in “other loans,” and amounted to $2.2 million at March 31, 2006 as compared to $1.8 million at December 31, 2005.

Asset Quality

Our record of asset quality was extended in the current first quarter, as non-performing assets declined $2.1 million from the year-end 2005 balance to $26.8 million, and non-performing loans declined by the same amount to $25.5 million at March 31, 2006. Reflecting the linked-quarter reductions, the ratio of non-performing assets to total assets improved one basis point to 0.10%, while the ratio of non-performing loans to total loans improved two basis points, to 0.14%.

The balance of non-performing loans includes a $10.7 million credit that had been 90 days past due but still accruing interest at the end of December, and that was placed on non-accrual status at March 31, 2006. A loan generally is classified as a “non-accrual” loan when it is 90 days past due and management has determined that the collectibility of the entire loan is doubtful. When a loan is placed on “non-accrual” status, the Company ceases the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible. In connection with the reclassification of the $10.7 million credit, we reversed $1.2 million of previously accrued interest from interest income in the first quarter of 2006.

Properties that are acquired through foreclosure are classified as “other real estate owned,” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. Other real estate owned totaled $1.3 million at both March 31, 2006 and December 31, 2005 and consisted of four properties. We are currently in the process of marketing the four properties acquired by foreclosure at prices that exceed their respective carrying values, and therefore do not expect to incur a loss of principal when such properties are sold.

Reflecting a first quarter 2006 charge-off of $99,000 on an unsecured credit that had been acquired in an earlier merger, the consolidated allowance for loan losses totaled $79.6 million at March 31, 2006, as compared to $79.7 million at December 31, 2005. The respective loan loss allowances were equivalent to 0.44% and 0.47% of total loans and 312.08% and 289.17% of non-performing loans, respectively.

The manner in which the allowance for loan losses is established, and the assumptions made in that process, are considered critical to our financial condition and results of operations. Such assumptions are based on judgments that are difficult, complex, and subjective, regarding various matters of inherent uncertainty. Accordingly, the policies that govern management’s assessment of the allowance for loan losses are considered “Critical Accounting Policies” and are discussed under that heading earlier in this report.

The following table presents information regarding the consolidated allowance for loan losses and non-performing assets at March 31, 2006 and December 31, 2005:

(dollars in thousands)	At or For the Three Months Ended March 31, 2006	At or For the Year Ended December 31, 2005
Allowance for Loan Losses:
Balance at beginning of period	$79,705	$78,057
Allowance acquired in merger transaction	—	1,669
Charge-offs	(99)	(21)

Balance at end of period	$79,606	$79,705

Non-performing Assets:
Non-accrual mortgage loans	$24,191	$15,551
Other non-accrual loans	1,317	1,338

Total non-accrual loans	25,508	16,889
Loans 90 days or more delinquent and still accruing interest	—	10,674

Total non-performing loans	25,508	27,563
Other real estate owned	1,294	1,294

Total non-performing assets	$26,802	$28,857

Ratios:
Non-performing loans to total loans	0.14%	0.16%
Non-performing assets to total assets	0.10	0.11
Allowance for loan losses to non-performing loans	312.08	289.17
Allowance for loan losses to total loans	0.44	0.47

Securities

Consistent with our actions in the six preceding quarters, we continued to reduce the balance of securities in the first quarter of 2006. Securities totaled $5.4 billion at March 31st, and represented 19.9% of total assets, as compared to $5.6 billion, representing 21.4% of total assets, at December 31, 2005. While securities thus declined $240.7 million, or 4.3%, on a linked-quarter basis, the March 31, 2006 balance reflects a year-over-year reduction of $1.2 billion, or 18.2%. Repayments accounted for $156.3 million of the decline in securities in the current first quarter, with sales accounting for the remaining $66.2 million.

Included in the portfolio at quarter-end were available-for-sale securities totaling $2.2 billion and held-to-maturity securities totaling $3.2 billion, down $169.6 million and $71.1 million, respectively, from the balances recorded at December 31, 2005. Mortgage-related securities represented $1.9 billion, or 83.9%, of available-for-sale securities at the close of the current first quarter, and $1.5 billion, or 48.5%, of securities held to maturity. Other securities accounted for $354.7 million of available-for-sale securities and for $1.6 billion of held-to-maturity securities at March 31, 2006.

The estimated weighted average life of the available-for-sale securities portfolio was 4.8 years and 4.3 years, respectively, at March 31, 2006 and December 31, 2005. The estimated weighted average life of available-for-sale mortgage-related securities was 4.3 years and 3.8 years at the corresponding dates.

At March 31, 2006, the respective market values of mortgage-related securities and other securities held to maturity were $1.4 billion and $1.6 billion, representing 92.2% and 99.3% of the respective carrying values at that date.

Reflecting the linked-quarter increase in market interest rates, the after-tax net unrealized loss on available-for-sale securities rose to $57.7 million from $43.4 million at December 31, 2005. At the same time, the after-tax net unrealized loss on securities transferred to held-to-maturity fell $916,000 to $11.6 million.

In connection with the Atlantic Bank transaction, we acquired a securities portfolio of approximately $1.2 billion on April 28, 2006. It is management’s intention to reduce the combined portfolio of securities and to utilize the cash flows generated to reduce the Company’s high-cost wholesale sources of funds.

Sources of Funds

The growth of the loan portfolio was funded by four primary sources: the reduction of the securities portfolio through a combination of sales and repayments; cash flows generated through the repayment of loans; an increase in deposits; and an increase in wholesale borrowings.

The cash flows from securities totaled $222.5 million in the current first quarter, while the cash flows from loans amounted to $717.8 million. Deposits rose $198.3 million to $12.3 billion over the course of the quarter, while wholesale borrowings rose $594.9 million to $10.3 billion.

Core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) accounted for $6.9 billion of total deposits at the close of the current first quarter, and were up $43.4 million from the year-end 2005 amount. While savings accounts fell $74.0 million to $2.4 billion, the reduction was offset by a $103.6 million increase in NOW and money market accounts to $3.7 billion, largely reflecting a $361.7 million increase in brokered deposits to $1.8 billion, and by a $13.8 million increase in non-interest-bearing accounts to $859.7 million. The increase in core deposits was accompanied by a $154.9 million rise in CDs to $5.4 billion, the result of a $42.0 million increase in brokered deposits to $146.1 million and an ongoing marketing campaign.

The increase in wholesale borrowings was the net effect of an $805.6 million rise in Federal Home Loan Bank of New York (“FHLB-NY”) advances to $6.2 billion, and a $210.7 million reduction in repurchase agreements to $4.1 billion. Total borrowed funds amounted to $11.1 billion at the close of the quarter, and included junior subordinated debentures of $456.8 million, senior debt of $194.2 million, and preferred stock of subsidiaries of $162.0 million.

While the balance of wholesale borrowings increased over the course of the quarter, we took a number of actions to reduce the sensitivity of such funding sources to future changes in market interest rates. In addition to the $465.0 million of wholesale borrowings that were repositioned in late December, we repositioned $2.9 billion of wholesale borrowings in the first quarter of 2006. Of the $3.4 billion of wholesale borrowings that were repositioned in total, $1.7 billion were extended to an average call date of 2.5 years with an average rate of 4.09%, and $1.7 billion were modified to reduce the interest rate and extend the maturity. The benefit of these actions is reflected in our one-year interest rate sensitivity gap, which improved to a negative 7.76% at the close of the quarter from a negative 10.19% at December 31, 2005. (Please see the discussion of interest rate sensitivity under “Asset and Liability Management and the Management of Interest Rate Risk.”)

Asset and Liability Management and the Management of Interest Rate Risk

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

Market Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents our primary market risk. Changes in market interest rates represent the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Board of

Directors and management monitor interest rate sensitivity on a regular or as needed basis so that adjustments in the asset and liability mix can be made when deemed appropriate.

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

To manage our interest rate risk, we have been pursuing the following strategies: (1) emphasizing the origination and retention of intermediate-term assets, including multi-family, commercial real estate, and construction loans; (2) originating one-to-four family loans on a pass-through basis and selling them without recourse; (3) utilizing the cash flows from securities to fund loan production; (4) increasing the prevalence of deposits within the mix of funding sources; (5) repositioning our wholesale borrowings to reduce the interest rate and extend the maturity; and (6) engaging in merger transactions with commercial banks in order to replace our higher-cost wholesale funding sources with lower-cost core deposit accounts.

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

At March 31, 2006, we had a negative one-year gap of 7.76%, as compared to a negative 10.19% at December 31, 2005. Borrowed funds maturing in one year or less represented 25.4% of total borrowed funds at the close of the current first quarter, as compared to 29.2% at December 31, 2005. These decreases partially reflect the repositioning of borrowings totaling $3.4 billion to a later call date or an extended maturity, as previously discussed under “Sources of Funds.” The improvement in the one-year gap also reflects the movement of loans that had been included in the “more than one year to three years” repricing category at the end of December to “four to twelve months” at March 31, 2006.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2006 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 20% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At March 31, 2006
(dollars in thousands)	Three Months Or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years To Five Years	More than Five Years to Ten Years	More than Ten Years	Total
Interest-earning Assets:
Mortgage and other loans (1)	$2,359,653	$3,646,015	$7,875,385	$3,774,282	$438,566	$23,939	$18,117,840
Mortgage-related securities (2) (3)	146,351	400,471	893,188	708,562	882,367	369,177	3,400,116
Other securities (2)	397,594	169,742	220,620	795,947	654,317	126,460	2,364,680
Money market investments	13,219	—	—	—	—	—	13,219

Total interest-earning assets	2,916,817	4,216,228	8,989,193	5,278,791	1,975,250	519,576	23,895,855

Interest-bearing Liabilities:
Savings accounts	29,512	88,537	218,687	197,365	1,016,292	810,605	2,360,998
NOW and Super NOW accounts	8,502	25,505	62,998	56,856	292,767	233,513	680,141
Money market accounts	1,194,097	565,920	446,542	285,787	492,188	15,876	3,000,410
Certificates of deposit	1,755,828	2,746,921	695,187	123,795	80,223	—	5,401,954
Borrowed funds	1,781,792	1,041,856	4,185,429	1,485,728	2,225,562	404,980	11,125,347

Total interest-bearing liabilities	4,769,731	4,468,739	5,608,843	2,149,531	4,107,032	1,464,974	22,568,850

Interest rate sensitivity gap per period (4)	$(1,852,914)	$(252,511)	$3,380,350	$3,129,260	$(2,131,782)	$(945,398)	$1,327,005

Cumulative interest sensitivity gap	$(1,852,914)	$(2,105,425)	$1,274,925	$4,404,185	$2,272,403	$1,327,005

Cumulative interest sensitivity gap as a percentage of total assets	(6.83)%	(7.76)%	4.70%	16.23%	8.37%	4.89%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	61.15%	77.21%	108.59%	125.91%	110.77%	105.88%

(1)	For purposes of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.

(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.

(3)	Based on historical repayment experience.

(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Management also monitors our interest rate sensitivity through the use of a model that generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates, and market deposit decay rates.

To monitor our overall sensitivity to changes in interest rates, we model the effect of instantaneous increases and decreases in interest rates on our assets and liabilities. At March 31, 2006, a 200-basis point increase in interest rates would have reduced the NPV approximately 16.60%, as compared to 16.39% at December 31, 2005. While the NPV Analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

In addition to the analyses of gap and NPV, we utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table below, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes.

The following table reflects, based on the information and assumptions in effect at March 31, 2006, the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(6.37)%
+ 100 over one year	(1.99)
- 100 over one year	2.11
- 200 over one year	3.39

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

Management notes that no assurances can be given that future changes in the Company’s mix of assets and liabilities will not result in greater changes to the gap, NPV, or net interest income simulation.

Liquidity, Off-balance Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

We manage liquidity to ensure that our cash flows are sufficient to support our operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic deposit and loan demand.

As discussed under “Sources of Funds,” we have several funding sources, including the deposits we gather through our extensive branch network; cash flows from securities sales and repayments; principal repayments and interest on loans; and borrowed funds, primarily in the form of wholesale borrowings. While borrowed funds and the scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage-related securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

Our principal investing activity is mortgage loan production, with a primary focus on loans secured by rent-controlled and
-stabilized multi-family buildings in New York City. In the three months ended March 31, 2006, the net cash used in investing activities totaled $930.3 million, largely reflecting the volume of loans originated, which was partly offset by the aforementioned cash flows from securities and loans.

Our investing activities were also supported by internal cash flows generated by our operating and financing activities. In the first quarter of 2006, the net cash provided by operating activities totaled $74.4 million; the net cash provided by financing activities totaled $816.1 million, primarily reflecting an increase in borrowed funds and deposits.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. Our most liquid assets are cash and cash equivalents, which totaled $192.0 million at March 31, 2006, as compared to $231.8 million at December 31, 2005. Additional liquidity stems from our approved line of credit with the FHLB-NY and our portfolio of available-for-sale securities.

CDs due to mature in one year or less from March 31, 2006 totaled $4.5 billion. Our ability to retain our deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, the types of deposit products we offer, and the competitiveness of our interest rates.

Off-balance Sheet Arrangements and Contractual Commitments

At March 31, 2006, we had outstanding mortgage loan commitments totaling $1.2 billion. In addition, we continued to be obligated under numerous non-cancelable operating lease and license agreements, the amounts of which were consistent with the amounts disclosed at December 31, 2005. We also had outstanding letters of credit totaling $11.1 million at the end of the current first quarter, as compared to $12.5 million at December 31, 2005.

Capital Position

Stockholders’ equity totaled $3.3 billion at March 31, 2006, a decline of $251,000 from the balance recorded at December 31, 2005. The March 31, 2006 amount was equivalent to 12.25% of total assets and a book value of $12.39 per share, based on 268,286,284 shares; the December 31, 2005 amount was equivalent to 12.65% of total assets and a book value of $12.43 per share, based on 267,594,393 shares.

We calculate book value by subtracting the number of unallocated ESOP shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at March 31, 2006 and December 31, 2005 was 2,088,258 and 2,182,398, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

Excluding goodwill of $2.0 billion and CDI of $82.6 million, we reported tangible stockholders’ equity of $1.3 billion at March 31, 2006, equivalent to 5.03% of tangible assets and a tangible book value of $4.70 per share. At December 31, 2005, we also reported tangible stockholders’ equity of $1.3 billion, equivalent to 5.19% of tangible assets and a tangible book value of $4.70 per share. Excluding after-tax net unrealized losses on securities of $69.3 million and $55.9 million from the respective totals, our adjusted tangible stockholders’ equity was equivalent to 5.29% and 5.41% of adjusted tangible assets at March 31, 2006 and December 31, 2005, respectively. (Please see the reconciliation of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related ratios earlier in this report.)

Our tangible stockholders’ equity at March 31, 2006 was supported by first quarter 2006 net income of $66.4 million and additional cash contributions to tangible stockholders’ equity of $5.5 million. These contributing factors were partially offset by a $13.4 million increase in after-tax net unrealized losses on securities to $69.3 million. We used $67.0 million of our tangible stockholders’ equity to pay dividends during the quarter, and allocated $2.1 million toward the repurchase of 124,681 shares. Of the latter number, 4,681 were repurchased in connection with stock-based benefit plan-related transactions. Shares are repurchased, at the discretion of management, on the open market or through privately negotiated transactions. At March 31, 2006, there were 1,494,043 shares still available for repurchase under the Board of Directors’ five million-share repurchase authorization on April 20, 2004.

Consistent with our historic performance, our capital levels exceeded the minimum federal requirements for a bank holding company at March 31, 2006. Our leverage capital totaled $2.0 billion, representing 7.90% of adjusted average assets; and our Tier 1 and total risk-based capital amounted to $2.0 billion and $2.1 billion, representing 13.94% and 14.89%, respectively, of risk-weighted assets. At December 31, 2005, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.9 billion, $1.9 billion, and $2.1 billion, representing 8.34% of adjusted average assets, 14.26% of risk-weighted assets, and 15.23% of risk-weighted assets, respectively.

In addition, as of March 31, 2006, the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Community Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2006, in comparison with the minimum federal requirements:

Regulatory Capital Analysis (Company)

	At March 31, 2006
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,960,283	7.90%	$1,960,283	13.94%	$2,092,889	14.89%
Regulatory capital requirement	992,921	4.00	562,337	4.00	1,124,674	8.00

Excess	$967,362	3.90%	$1,397,946	9.94%	$968,215	6.89%

Regulatory Capital Analysis (New York Community Bank Only)

	At March 31, 2006
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,019,323	8.34%	$2,019,323	14.78%	$2,097,260	15.36%
Regulatory capital requirement	968,416	4.00	546,337	4.00	1,092,675	8.00

Excess	$1,050,907	4.34%	$1,472,986	10.78%	$1,004,585	7.36%

It is currently management’s expectation that the Community Bank and the Commercial Bank will continue to be well capitalized under the federal regulatory guidelines and that the Company will continue to exceed the minimum federal requirements for capital adequacy.

Results of Operations for the Three Months Ended March 31, 2006

Net Interest Income

Net interest income is our primary source of income. Its level is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of our interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, market interest rates, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”).

The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. Over the course of 2005, the FOMC raised the federal funds rate eight times in 25-basis point increments; by the end of the year, the federal funds rate had been raised to 4.25%. In the first quarter of 2006, the increases continued, with the FOMC raising the federal funds rate another 50 basis points to 4.75%.

While the federal funds rate drives the cost of short-term borrowings and deposits, the yields earned on loans and other interest-earning assets are typically driven by intermediate-term interest rates. As previously indicated, the pricing of our multi-family and commercial real estate loans is based upon the five-year CMT. The five-year CMT increased from 3.61% on December 31, 2004 to 4.35% on December 31, 2005, and then to 4.82% on March 31, 2006. As a result of these movements in interest rates, the yield curve remained flat during the quarter, boosting our cost of funds and limiting the growth of our asset yields.

We recorded net interest income of $128.7 million in the current first quarter, up $64,000 on a linked-quarter basis, but down $30.0 million year-over-year. The linked-quarter increase was the net effect of a $25.2 million rise in interest income to $319.5 million and a $25.2 million rise in interest expense to $190.7 million; the year-over-year reduction was the net effect of a $37.1 million increase in interest income and a $67.1 million increase in interest expense.

The year-over-year increase in interest income was fueled by a $2.7 billion rise in average interest-earning assets to $23.6 billion and supported by a three-basis point rise in the average yield to 5.42%. These increases were largely attributable to the significant level of loans produced over the past four quarters, the full-quarter benefit of the Long Island Financial transaction, and the modest rise in the five-year CMT over the past twelve months. The interest income produced by loans rose $59.2 million year-over-year to $247.5 million, as the average balance of these assets rose $3.9 billion to $17.6 billion, and the average yield rose 14 basis points to 5.62%.

The level of interest income produced by loans was partially offset by a $22.6 million reduction in the interest income generated by mortgage-related securities, to $37.4 million. The latter reduction was attributable to a $1.4 billion decline in the average balance to $3.6 billion, and a 64-basis point decline in the average yield to 4.19%. While the average balance of mortgage-related securities declined year-over-year, the average balance of other securities increased, largely reflecting the other securities acquired in the Long Island Financial transaction on December 30, 2005. The average balance of other securities rose $197.9 million to $2.4 billion, while the average yield on such assets fell 42 basis points to 5.73%.

The year-over-year increase in interest expense stemmed from a $2.4 billion rise in the average balance of interest-bearing liabilities to $22.4 billion and a 98-basis point rise in the average cost of funds to 3.45%. These increases were attributable to a combination of factors, including the expansion of our funding sources during a time when short-term rates were rising; the extension of wholesale borrowings to a later call date or maturity; and a reduction in the mark-to-market accretion on the CDs and borrowed funds acquired in our merger with Roslyn Bancorp, Inc. (“Roslyn”) on October 31, 2003.

Interest-bearing deposits accounted for $41.0 million of the year-over-year increase in interest expense over the past four quarters, as the average balance rose $1.6 billion to $11.3 billion and the average cost of such funds rose 127 basis points to 2.77%. The interest expense produced by CDs accounted for $28.4 million of the increase in interest expense produced by interest-bearing deposits, as the average balance of such funds rose $1.5 billion year-over-year to $5.3 billion, and the average cost rose 157 basis points to 3.72%. NOW and money market accounts contributed $14.0 million to the increase in interest expense, as the average balance rose $558.4 million to $3.6 billion, primarily reflecting the increase in brokered deposits, and the average cost of such funds rose 135 basis points. The higher levels of interest expense produced by CDs and NOW and money market accounts were only partially offset by a $1.3 million decline in the interest expense produced by savings accounts in the current first quarter, as the average balance and cost of such funds fell $532.2 million and 10 basis points, respectively, to $2.4 billion and 0.45%.

The remainder of the increase in interest expense was attributable to borrowed funds, which averaged $11.1 billion in the current first quarter and featured an average cost of 4.14%. By comparison, borrowed funds averaged $10.3 billion and featured an average cost of 3.38% in the first quarter of 2005. Reflecting the year-over-year increases, borrowed funds generated interest expense of $113.2 million in the current first quarter, up $26.1 million from the year-earlier amount.

The preceding factors also contributed to a year-over-year decline in our interest rate spread and net interest margin, which equaled 1.97% and 2.14%, respectively, in the current first quarter as compared to 2.92% and 3.03% in the first quarter of 2005. On a linked-quarter basis, the contraction was more modest, with the spread and margin declining 25 and 23 basis points, respectively, from 2.22% and 2.37%. While the continued flatness of the yield curve was the primary factor, the linked-quarter contraction also reflects the reversal of $1.2 million from interest income in connection with the placement of a loan on non-accrual status, as previously discussed under “Asset Quality.”

The linked-quarter increase in interest income was the result of a $1.5 billion rise in the average balance of interest-earning assets, coupled with a ten-basis point increase in the average yield. Reflecting the volume of loans produced and the full-quarter impact of the Long Island Financial transaction, the average balance of loans rose $1.5 billion, while the average yield rose 11 basis points. The higher yield was attributable to the 47-basis point rise in the five-year CMT over the course of the quarter, and a $1.1 million increase in prepayment penalties to $2.0 million. As a result, the interest income produced by loans rose $24.7 million in the quarter, offsetting a $1.9 million decline in the interest income produced by mortgage-related securities. The latter decline was due to a $180.1 million reduction in the average balance and a one-basis point drop in the average yield. While average mortgage-related securities declined on a linked-quarter basis, the average balance of other securities increased, generating a $2.5 million increase in interest income. The increase was the net effect of a $230.8 million rise in the average balance, reflecting securities acquired in the Long Island Financial transaction and a 16-basis point reduction in the average yield.

The linked-quarter rise in interest expense was the net effect of a $1.4 billion increase in the average balance of interest-bearing liabilities and a 35-basis point increase in the average cost of funds. To meet the significant level of loan demand that existed during the quarter, we increased both our deposits and our borrowed funds. Reflecting these increases and the rise in short-term rates during the quarter, the interest expense produced by interest-bearing deposits rose $15.2 million linked quarter, while the interest expense produced by borrowed funds rose $9.9 million.

The increase in the interest expense produced by interest-bearing deposits was the combined effect of a $732.5 million rise in the average balance and a 44-basis point rise in the average cost. While the average balance of savings accounts rose a modest $5.5 million over the course of the quarter, the average balance of NOW and money market accounts rose $461.7 million, fueled by the increase in brokered deposits, and the average balance of CDs rose $278.0 million. The average cost of savings accounts dropped four basis points during this time, while the average cost of NOW and money market accounts rose 62 basis points and the average cost of CDs rose 49 basis points. The increase in the interest expense produced by borrowed funds was the result of a $663.1 million rise in the average balance and a 25-basis point rise in the average cost of such funds.

In connection with the Atlantic Bank acquisition, it is management’s intention to reduce the balance of high-cost wholesale funding, utilizing the cash flows from securities and the infusion of Atlantic Bank’s low-cost core deposits, which included a substantial balance of non-interest-bearing accounts.

The following tables set forth certain information regarding our average balance sheet for the periods indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended
	March 31, 2006				March 31, 2005
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$17,624,144	$247,465	5.62%		$13,750,424	$188,292	5.48%
Mortgage-related securities (2)	3,570,039	37,438	4.19		4,965,405	59,997	4.83
Other securities (2)	2,401,514	34,408	5.73		2,203,656	33,901	6.15
Money market investments	16,814	166	4.00		31,311	204	2.61

Total interest-earning assets	23,612,511	319,477	5.42		20,950,796	282,394	5.39
Non-interest-earning assets	3,165,196				3,301,352

Total assets	$26,777,707				$24,252,148

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,561,459	$26,349	3.00%		$3,003,076	$12,391	1.65%
Savings accounts	2,389,609	2,658	0.45		2,921,826	4,003	0.55
Certificates of deposit	5,283,851	48,492	3.72		3,737,918	20,088	2.15
Mortgagors’ escrow	106,149	54	0.21		89,733	66	0.29

Total interest-bearing deposits	11,341,068	77,553	2.77		9,752,553	36,548	1.50
Borrowed funds	11,081,905	113,184	4.14		10,302,170	87,090	3.38

Total interest-bearing liabilities	22,422,973	190,737	3.45		20,054,723	123,638	2.47
Non-interest-bearing deposits	833,156				728,524
Other liabilities	218,653				300,118

Total liabilities	23,474,782				21,083,365
Stockholders’ equity	3,302,925				3,168,783

Total liabilities and stockholders’ equity	$26,777,707				$24,252,148

Net interest income/interest rate spread		$128,740	1.97%			$158,756	2.92%

Net interest-earning assets/net interest margin	$1,189,538		2.14%		$896,073		3.03%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.04	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.

(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	March 31, 2006				December 31, 2005
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$17,624,144	$247,465	5.62%		$16,160,147	$222,804	5.51%
Mortgage-related securities (2)	3,570,039	37,438	4.19		3,750,175	39,364	4.20
Other securities (2)	2,401,514	34,408	5.73		2,170,703	31,945	5.89
Money market investments	16,814	166	4.00		15,565	146	3.72

Total interest-earning assets	23,612,511	319,477	5.42		22,096,590	294,259	5.32
Non-interest-earning assets	3,165,196				3,149,693

Total assets	$26,777,707				$25,246,283

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,561,459	$26,349	3.00%		$3,099,808	$18,559	2.38%
Savings accounts	2,389,609	2,658	0.45		2,384,120	2,939	0.49
Certificates of deposit	5,283,851	48,492	3.72		5,005,881	40,751	3.23
Mortgagors’ escrow	106,149	54	0.21		118,783	56	0.19

Total interest-bearing deposits	11,341,068	77,553	2.77		10,608,592	62,305	2.33
Borrowed funds	11,081,905	113,184	4.14		10,418,821	103,278	3.89

Total interest-bearing liabilities	22,422,973	190,737	3.45		21,027,413	165,583	3.10
Non-interest-bearing deposits	833,156				744,854
Other liabilities	218,653				297,297

Total liabilities	23,474,782				22,069,564
Stockholders’ equity	3,302,925				3,176,719

Total liabilities and stockholders’ equity	$26,777,707				$25,246,283

Net interest income/interest rate spread		$128,740	1.97%			$128,676	2.22%

Net interest-earning assets/net interest margin	$1,189,538		2.14%		$1,069,177		2.37%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.

(2)	Amounts include, at amortized cost, other securities (including FHLB-NY stock) and available-for-sale mortgage-related securities.

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

Reflecting said assessment, no provision for loan losses was recorded in the three months ended March 31, 2006 or 2005. Non-performing assets totaled $26.8 million at March 31, 2006 and equaled 0.10% of total assets, as compared to $28.9 million, representing 0.11% of total assets, at December 31, 2005. Included in the March 31, 2006 amount were non-performing loans of $25.5 million, down $2.1 million, or 7.5%, from the balance at year-end.

In the first quarter of 2006, we charged off a $99,000 unsecured loan that had been acquired in one of our earlier mergers. Reflecting the charge-off, the allowance for loan losses totaled $79.6 million at the close of the quarter, and was equivalent to 0.44% of total loans and 312.08% of non-performing loans.

Please see “Critical Accounting Policies” and “Asset Quality” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses and a further discussion of our asset quality.

Non-interest Income

Non-interest income largely consists of fee income, which generally includes retail deposit fees, charges on loans, and prepayment penalties; and other income, which primarily includes the revenues produced through the sale of third-party investment products; the income generated by our investment in Bank-owned Life Insurance (“BOLI”); and the revenues generated by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”). Depending on market conditions, these primary sources of non-interest income may be complemented, from time to time, by net gains on the sale of securities.

In the first quarter of 2006, we recorded non-interest income of $27.3 million, as compared to $26.1 million in the trailing quarter and to $32.0 million in the three months ended March 31, 2005. While our first quarter 2006 non-interest income was reduced by a pre-tax mark-to-market loss of $6.1 million on interest rate swaps, our first quarter 2005 non-interest income was boosted by a pre-tax gain of $6.1 million on the sale of certain bank-owned properties.

In 2003, we entered into four interest rate swap agreements to hedge the interest rate risk inherent in certain of our junior subordinated debentures. Prior to 2006, we had applied a method of fair value hedge accounting (the “short-cut” method) under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” that assumed the full effectiveness of the hedging transactions. However, we recently concluded that the swap transactions do not qualify for the short-cut accounting method and, as a result, the cumulative change in fair value of the derivatives should have been recorded in earnings with no corresponding offset to the hedged item. We believe that our interest rate swaps have been, and will continue to be, effective economic hedges. However, because the swap transactions do not qualify for the short-cut method of accounting, we have re-designated three of the swaps associated with these transactions as fair value hedges under the “long-haul” accounting method under SFAS No. 133, and classified one swap as a trading position, effective March 31, 2006. There was no impact on our cash flows resulting from this change. In future periods, the changes in fair value of the interest rate swap designated as a trading position will impact non-interest income; however, only the ineffective portion of the swaps that were redesignated under the long-haul accounting method will impact non-interest income.

In the first quarter of 2006, we recorded fee income of $16.5 million, up $4.2 million from the trailing-quarter level and up $3.6 million from the year-earlier amount. The linked-quarter and year-over-year increases in fee income were primarily attributable to an increase in prepayment penalties associated with multi-family and commercial real estate loan refinancing activity. We recorded prepayment penalties of $8.2 million in fee income in the current first quarter, as compared to $4.4 million and $4.5 million, respectively, in the trailing and year-earlier three-month periods.

Other income totaled $14.1 million in the current first quarter, as compared to $13.9 million and $12.9 million, respectively, in the three months ended December 31, 2005 and March 31, 2005. The linked-quarter and year-over-year increases were primarily due to an increase in revenues from PBC.

The level of non-interest income in the current first quarter was boosted by net securities gains totaling $2.8 million. No net securities gains were recorded in the trailing quarter, and in the year-earlier quarter, such gains amounted to $48,000.

The following table summarizes the components of our non-interest income for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005:

	For the Three Months Ended
(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Fee income	$16,484	$12,239	$12,911
Net securities gains	2,823	—	48
(Loss)/Gain on sale of bank-owned properties	—	(70)	6,110
Loss on mark-to-market of interest rate swaps	(6,071)	—	—
Other income:
BOLI	5,465	5,458	5,403
PBC	3,442	3,140	2,391
Third-party investment product sales	1,671	1,852	2,276
Gain on sale of 1-4 family and other loans	276	322	144
Other	3,244	3,168	2,725

Total other income	14,098	13,940	12,939

Total non-interest income	$27,334	$26,109	$32,008

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from our merger transactions.

In the first quarter of 2006, we recorded total non-interest expense of $58.6 million, down $30.7 million from the level recorded in the trailing quarter and up $5.0 million from the level recorded in the first quarter of 2005. The fourth quarter 2005 amount included the aforementioned pre-tax charge of $36.6 million that was recorded in operating expenses and stemmed from the merger-related allocation of ESOP shares.

Operating expenses accounted for $55.3 million of non-interest expense in the current first quarter, as compared to $86.4 million and $50.6 million, respectively, in the trailing and year-earlier three-month periods. Absent the merger-related charge of $36.6 million, our fourth quarter 2005 operating expenses would have equaled $49.8 million.

The year-over-year increase in operating expenses was largely attributable to a $4.1 million rise in compensation and benefits expense to $29.5 million, primarily reflecting normal salary increases, increased staffing levels, and incentive compensation for officers of PBC. In addition, occupancy and equipment expense rose $672,000 to $12.1 million, while G&A expense rose $522,000 to $12.5 million. The higher level of occupancy and equipment expense reflects the addition of 12 branches in connection with the Long Island Financial acquisition at the end of December, and was partially tempered by the closing of two in-store branches in the first quarter of the year. The increase in G&A expense was primarily due to the costs of advertising, as we promoted the establishment of our commercial bank subsidiary, while also conducting a campaign to attract CDs. The increases in compensation and benefits, occupancy and equipment, and G&A expenses were partly offset by a $648,000 reduction in other expenses to $1.2 million.

Absent the merger-related charge, the linked-quarter increase in operating expenses was due to a $4.6 million increase in compensation and benefits expense and a $1.0 million increase in occupancy and equipment expense. These increases were partly offset by a $77,000 decline in G&A expense and an $119,000 reduction in other expenses.

CDI amortization totaled $3.3 million in the first quarter of 2006, up $376,000 on a linked-quarter basis and up $363,000 year-over-year. Both increases were attributable to the Long Island Financial acquisition, which generated CDI of $10.1 million on December 30, 2005.

Income Tax Expense

Income tax expense totaled $31.1 million for the three months ended March 31, 2006, as compared to $28.5 million and $46.1 million, respectively, for the three months ended December 31 and March 31, 2005.

The year-over-year reduction reflects a $39.7 million decline in pre-tax income to $97.4 million, and a decline in the effective tax rate to 31.9% from 33.6%. The lower effective tax rate partially reflects our receipt of a New Markets Tax Credit allocation in last year’s second quarter, which has entitled us to recognize $16.4 million in tax credits from the U.S. Treasury Department over a period of seven years.

The linked-quarter increase in income tax expense was attributable to a $32.0 million rise in pre-tax income, which was tempered by a reduction in the effective tax rate to 31.9% from 43.6%. The higher effective tax rate in the trailing quarter largely reflects the impact of the pre-tax merger-related charge of $36.6 million that was recorded in fourth quarter 2005 operating expenses. A substantial portion of the merger-related charge was non-deductible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Quantitative and qualitative disclosures about our market risk were presented on pages 71 – 75 of our 2005 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2006. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk,” in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors at December 31, 2005, see “Item 1A. Risk Factors,” on pages 25 – 30 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. As of March 31, 2006, the risk factors of the Company have not changed materially from those reported at December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2006, the Company allocated $2.1 million toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: January 1, 2006 through January 31, 2006	120,724	$16.84	120,724	1,498,000
Month #2: February 1, 2006 through February 28, 2006	736	16.69	736	1,497,264
Month #3: March 1, 2006 through March 31, 2006	3,221	18.11	3,221	1,494,043

Total	124,681	$16.87	124,681

(1)	Of the shares repurchased in the first quarter of 2006, 4,681 were purchased in privately negotiated transactions and 120,000 were purchased on the open market.

(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At March 31, 2006, 1,494,043 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

The following disclosures would otherwise have been filed on Form 8-K under the heading: “Item 8.01. Other Events”:

At the close of business on January 16, 2006, the Company’s Stockholder Protection Rights Agreement expired in accordance with its terms.

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

New York Community Bancorp, Inc. (Registrant)

DATE: May 10, 2006	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President and Chief Executive Officer

DATE: May 10, 2006	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer