Form 10-Q
period 2006-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2006-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Par Value: $0.01

Classes of Common Stock

295,067,185

Number of shares outstanding at August 1, 2006

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2006

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$242,631	$231,803
Securities available for sale:
Mortgage-related securities ($1,704,842 and $1,908,761 pledged, respectively)	1,774,785	1,967,770
Other securities ($159,853 and $220,700 pledged, respectively)	409,280	411,444
Securities held to maturity:
(Mortgage-related securities ($1,440,691 and $1,310,829 pledged, respectively; fair value of $1,349,344 and $1,510,387, respectively)	1,481,319	1,606,468
Other securities ($1,143,580 and $1,189,797 pledged, respectively; fair value of $1,610,045 and $1,659,670, respectively)	1,641,891	1,651,570

Total securities	5,307,275	5,637,252
Loans, net of deferred loan fees and costs	19,446,611	17,028,402
Less: Allowance for loan losses	(85,656)	(79,705)

Loans, net	19,360,955	16,948,697
Federal Home Loan Bank of New York stock, at cost	369,877	330,212
Premises and equipment, net	197,375	140,279
Goodwill	2,149,824	1,980,689
Core deposit intangibles	116,478	86,533
Other assets	984,409	928,240

Total assets	$28,728,824	$26,283,705

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$3,378,983	$3,576,983
Savings accounts	2,663,126	2,434,990
Certificates of deposit	6,240,737	5,247,029
Non-interest-bearing accounts	1,331,239	845,897

Total deposits	13,614,085	12,104,899

Official checks outstanding	43,715	43,438
Borrowed funds:
Wholesale borrowings	10,257,974	9,717,392
Junior subordinated debentures	456,898	454,197
Other borrowings	355,370	357,069

Total borrowed funds	11,070,242	10,528,658

Mortgagors’ escrow	71,513	63,051
Other liabilities	232,099	218,782

Total liabilities	25,031,654	22,958,828

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 295,109,954 and 273,396,452 shares issued; 295,056,819 and 269,776,791 shares outstanding, respectively)	2,951	2,734
Paid-in capital in excess of par	3,331,161	3,012,655
Retained earnings (partially restricted)	452,291	475,501
Less: Treasury stock (53,135 and 3,619,661 shares, respectively)	(1,220)	(100,169)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(6,281)	(6,874)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(67,913)	(43,359)
Net unrealized loss on securities transferred to held to maturity	(10,706)	(12,498)

Total stockholders’ equity	3,697,170	3,324,877

Commitments and contingencies

Total liabilities and stockholders’ equity	$28,728,824	$26,283,705

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income:
Mortgage and other loans	$272,469	$207,826	$519,934	$396,118
Mortgage-related securities	38,241	51,139	75,679	111,136
Other securities	36,369	32,027	70,777	65,928
Money market investments	478	137	644	341

Total interest income	347,557	291,129	667,034	573,523

Interest Expense:
NOW and money market accounts	30,834	20,015	57,183	32,406
Savings accounts	4,434	3,346	7,092	7,349
Certificates of deposit	59,475	24,049	107,967	44,137
Borrowed funds	113,330	94,521	226,514	181,611
Mortgagors’ escrow	56	67	110	133

Total interest expense	208,129	141,998	398,866	265,636

Net interest income	139,428	149,131	268,168	307,887
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	139,428	149,131	268,168	307,887

Non-interest Income:
Fee income	14,356	11,049	30,840	23,960
Net securities gains	—	2,868	2,823	2,916
Loss on mark-to-market of interest rate swaps	—	—	(6,071)	—
Gain on sale of bank-owned properties	—	—	—	6,110
Other	13,891	15,969	27,989	28,908

Total non-interest income	28,247	29,886	55,581	61,894

Non-interest Expense:
Operating expenses:
Compensation and benefits	32,517	25,159	62,058	50,560
Occupancy and equipment	13,959	11,085	26,019	22,473
General and administrative	13,124	11,119	25,634	23,107
Other	1,516	1,953	2,724	3,809

Total operating expenses	61,116	49,316	116,435	99,949
Prepayment of borrowings	26,477	—	26,477	—
Termination of interest rate swaps	1,132	—	1,132	—
Amortization of core deposit intangibles	4,467	2,930	7,773	5,873

Total non-interest expense	93,192	52,246	151,817	105,822

Income before income taxes	74,483	126,771	171,932	263,959
Income tax expense	23,871	40,299	54,945	86,405

Net Income	$50,612	$86,472	$116,987	$177,554

Comprehensive income, net of tax:
Change in net unrealized losses on securities, net of tax	(9,317)	25,364	(22,762)	7,637

Comprehensive income, net of tax	$41,295	$111,836	$94,225	$185,191

Basic earnings per share	$0.18	$0.33	$0.42	$0.68

Diluted earnings per share	$0.18	$0.33	$0.42	$0.68

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2006
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 2,734
Shares issued in secondary offering (21,713,502)	217

Balance at end of period	2,951

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,012,655
Shares issued in secondary offering	314,149
Allocation of ESOP stock	2,591
Exercise of stock options	1,569
Tax effect of stock plans	197

Balance at end of period	3,331,161

Retained Earnings (partially restricted):
Balance at beginning of year	475,501
Net income	116,987
Dividends paid on common stock ($0.50 per share for the six-month period)	(140,197)

Balance at end of period	452,291

Treasury Stock:
Balance at beginning of year	(100,169)
Purchase of common stock (124,681 shares)	(2,103)
Shares issued in secondary offering (2,786,498)	85,806
Exercise of stock options (904,709 shares)	15,248
Cash-in-lieu of fractional shares	(2)

Balance at end of period	(1,220)

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(6,874)
Earned portion of ESOP	593

Balance at end of period	(6,281)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(55,857)
Net unrealized loss on securities available for sale, net of tax of $15,358	(22,865)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(1,204)	1,792
Less: Reclassification adjustment for gains included in net income, net of tax of $1,134	(1,689)

Change in net unrealized losses on securities, net of tax	(22,762)

Balance at end of period	(78,619)

Total stockholders’ equity	$3,697,170

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$116,987	$177,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,262	6,731
Accretion of discounts, net of premium amortization	(2,414)	(13,383)
Net change in net deferred loan origination costs and fees	(412)	73
Amortization of core deposit intangibles	7,773	5,873
Net securities gains	(2,823)	(2,916)
Net gains on sales of loans	(434)	(3,036)
Gain on sale of bank-owned properties	—	(6,110)
Tax effect of stock plans	—	1,391
Allocated portion of ESOP	3,184	3,636
Changes in assets and liabilities:
Decrease in deferred income taxes, net	29,217	9,903
Decrease in other assets	8,147	82,789
(Decrease) increase in official checks outstanding	(9,480)	13,952
(Decrease) increase in other liabilities	(921)	9,110
Originations of loans held for sale	(32,793)	(31,975)
Proceeds from sales of loans	33,437	202,703

Net cash provided by operating activities	156,730	456,295

Cash Flows from Investing Activities:
Proceeds from repayments of securities held to maturity	138,905	458,122
Proceeds from repayments of securities available for sale	218,363	203,840
Proceeds from sales of securities available for sale	1,236,238	467,537
Purchase of securities available for sale	(175,100)	(2,438)
Net purchase of Federal Home Loan Bank of New York stock	(27,053)	(52,099)
Adjustments to intangible assets, net	(1,000)	13,758
Net increase in loans	(1,209,408)	(2,456,109)
Proceeds from sales of bank-owned properties	—	7,847
Purchases of premises and equipment, net	(4,524)	(2,035)
Net cash used in acquisition	(325,765)	—

Net cash used in investing activities	(149,344)	(1,361,577)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(287,491)	1,135,449
Net increase (decrease) in borrowed funds	24,873	(75,791)
Net (decrease) increase in mortgagors’ escrow	(2,953)	20,296
Tax effect of stock plans	197	—
Proceeds from issuance of common stock	400,172	—
Cash dividends paid on common stock	(140,197)	(130,404)
Treasury stock purchases	(2,103)	(1,057)
Net cash received from stock option exercises	10,946	5,093
Cash in lieu of fractional shares	(2)	—

Net cash provided by financing activities	3,442	953,586

Net increase in cash and cash equivalents	10,828	48,304
Cash and cash equivalents at beginning of period	231,803	188,850

Cash and cash equivalents at end of period	$242,631	$237,154

Supplemental information:
Cash paid for (received from):
Interest	$423,409	$308,709
Income taxes	13,404	(47,043)
Non-cash investing activities:
Transfer to other real estate owned from loans	$—	$167

Note:	The fair values of non-cash assets acquired excluding goodwill and core deposit intangibles and liabilities assumed in the acquisition of Atlantic Bank on April 28, 2006 were $2.5 billion and $2.4 billion, respectively.

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries: New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

Note 2. Stock-based Compensation

The Company had nine stock option plans at June 30, 2006: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; and the 1998 Long Island Financial Corp. Stock Option Plan (collectively, the “Stock Option Plans”). The number of shares reserved for future issuance under the Stock Option Plans was 559,030 at June 30, 2006.

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

The Company did not grant any stock options during the six months ended June 30, 2006; accordingly, there were no unvested stock options as of that date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), which the Company adopted on January 1, 2006 using the modified prospective approach, the Company did not record any compensation expense relating to stock options for the six-month period ended June 30, 2006. The adoption of SFAS No. 123R had no impact on the Company’s basic or diluted earnings per share for the three or six months ended June 30, 2006.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Stock Option Plans and, therefore, no compensation cost for such options had been recognized. Had compensation cost for the Stock Option Plans been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s pro forma net income in the second quarter of 2005 would have amounted to $85.0 million and been equivalent to basic earnings per share of $0.33 and diluted earnings per share of $0.32. For the six months ended June 30, 2005, pro forma net income would have amounted to $174.5 million and been equivalent to both basic and diluted earnings per share of $0.67. The weighted average assumptions used for the valuation of options granted during the first six months of 2005 were: a dividend yield of 3.8%; expected volatility of 29.6%; a risk-free interest rate of 4.4%; and an expected life of ten years.

The status of the Company’s Stock Option Plans at June 30, 2006 and the changes that occurred during the three and six months ended at that date are summarized in the following table:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable, beginning of period	19,581,852	$15.06	20,313,114	$14.95
Granted	—	N/A	—	N/A
Exercised	(172,665)	12.25	(902,876)	12.06
Forfeited	—	N/A	(1,051)	15.00

Stock options outstanding and exercisable, end of period	19,409,187	$15.08	19,409,187	$15.08

Total options outstanding and exercisable at June 30, 2006 had a weighted average remaining contractual life of 5.04 years, a weighted average exercise price of $15.08, and an aggregate intrinsic value of $36.7 million. The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $4.8 million and $4.0 million, respectively.

At June 30, 2006, the Company also had 9,000,000 shares available for grant as options or restricted stock under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. As of June 30, 2006, no options or shares had been granted under the 2006 Stock Incentive Plan.

Note 3. Available-for-Sale Securities

The following table summarizes the amortized cost and estimated market values of the Company’s available-for-sale securities at the dates indicated:

	June 30, 2006		December 31, 2005
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$875,119	$821,204	$914,280	$882,299
GSE CMOs (2)	399,788	375,441	445,452	428,873
Private label CMOs	599,706	576,874	670,750	655,206
Other mortgage-related securities	1,267	1,266	1,392	1,392

Total mortgage-related securities	$1,875,880	$1,774,785	$2,031,874	$1,967,770

Other securities:
U.S. Government agency obligations	$250,186	$249,832	$221,707	$221,707
U.S. Treasury obligations	1,095	1,093	505	505
Corporate and other bonds	40,664	37,312	35,990	34,295
State, county, and municipal	6,683	6,405	6,683	6,589
Capital trust notes	22,682	17,555	28,682	24,204
Equities	100,564	97,083	125,959	124,144

Total other securities	$421,874	$409,280	$419,526	$411,444

Total securities available for sale	$2,297,754	$2,184,065	$2,451,400	$2,379,214

(1)	Government-sponsored Enterprises
(2)	Collateralized mortgage obligations

The Company has determined that the unrealized losses on securities at June 30, 2006 were temporary impairments due to changes in market interest rates and not to significant credit deterioration or other factors. Management believes that the unrealized losses on securities are expected to be recovered within a reasonable time through a typical interest rate cycle, and that the Company has the ability and intent to retain these securities until recovery of market value.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	June 30, 2006		December 31, 2005
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$14,523,870	74.68%	$12,854,188	75.49%
Commercial real estate	3,039,463	15.63	2,888,294	16.96
Construction	1,011,565	5.20	856,651	5.03
One-to-four family	259,862	1.34	254,510	1.49

Total mortgage loans	18,834,760	96.85	16,853,643	98.97
Net deferred loan origination costs (fees)	996		(310)

Total mortgage loans, net	18,835,756		16,853,333

Other loans:
Business	571,909		152,638
Consumer	31,036		16,319
Lease financing, net of unearned income	9,228		6,536

Total other loans	612,173	3.15	175,493	1.03
Net deferred loan origination fees	(1,318)		(424)

Total other loans, net	610,855		175,069
Less: Allowance for loan losses	85,656		79,705

Loans, net	$19,360,955	100.00%	$16,948,697	100.00%

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2006	December 31, 2005
FHLB-NY advances	$6,494,857	$ 5,409,458
Repurchase agreements	3,763,117	4,307,934
Junior subordinated debentures	456,898	454,197
Senior debt	193,370	195,069
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$11,070,242	$10,528,658

At June 30, 2006, the Company had $456.9 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by ten statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of June 30, 2006:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust I	10.460%	$ 18,174	$ 17,400	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	23,333	22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	9.170	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	8.996	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	9.218	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,482	182,977	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	8.720	64,748	62,799	March 20, 2002	April 1, 2032	April 1, 2007
LIF Statutory Trust I	10.600	8,354	8,122	September 7, 2000	September 7, 2030	September 7, 2010

		$456,898	$440,130

(1)	Excludes the effect of purchase accounting adjustments.

In 2003, the Company entered into four interest rate swap agreements to hedge the interest rate risk inherent in certain of these junior subordinated debentures. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company concluded in the first quarter of 2006 that its interest rate swap transactions did not qualify for the short-cut accounting method. Accordingly, during said quarter, the Company re-designated three of the swaps associated with these transactions as fair value hedges under the long-haul accounting method, in order to qualify them for fair value hedge accounting under SFAS No. 133, effective March 31, 2006. In the second quarter of 2006, in connection with the repositioning of its liabilities following the acquisition of Atlantic Bank of New York (“Atlantic Bank”) on the 28th of April, the Company terminated its interest rate swap agreements. The termination resulted in a pre-tax charge of $1.1 million which is recorded in “non-interest expense” in the Consolidated Statements of Income for the three and six months ended June 30, 2006.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures required under SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2006		2005
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,189	$241	$1,230	$237
Service cost	—	2	—	2
Expected return on plan assets	(2,028)	—	(1,920)	—
Unrecognized past service liability	50	11	51	11
Amortization of unrecognized loss	381	17	262	—

Net periodic (credit) expense	$(408)	$271	$(377)	$250

	For the Six Months Ended June 30,
	2006		2005
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$2,378	$482	$2,460	$474
Service cost	—	4	—	4
Expected return on plan assets	(4,056)	—	(3,840)	—
Unrecognized past service liability	100	22	102	22
Amortization of unrecognized loss	762	34	524	—

Net periodic (credit) expense	$(816)	$542	$ (754)	$500

As discussed in the notes to the consolidated financial statements presented in the Company’s 2005 Annual Report on Form 10-K, the Company expects to contribute $1.3 million to its post-retirement plan in 2006.

Note 7. Computation of Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2006	2005	2006	2005
Net income	$50,612	$86,472	$116,987	$177,554
Weighted average common shares outstanding	287,473,052	260,203,948	277,267,649	260,039,096

Basic earnings per common share	$0.18	$0.33	$0.42	$0.68

Weighted average common shares outstanding	287,473,052	260,203,948	277,267,649	260,039,096
Additional dilutive shares using the average market value for the period when utilizing the treasury stock method	1,475,698	2,145,714	1,559,460	2,248,749

Total shares for diluted earnings per share	288,948,750	262,349,662	278,827,109	262,287,845

Diluted earnings per common share and common share equivalents	$0.18	$0.33	$0.42	$0.68

Note 8. Impact of Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN 48.

In June 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached tentative conclusions on accounting for life insurance in Issue Nos. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) and 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“FTB 85-4”)” (“EITF No. 06-5”).

EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” A consensus on this Issue would be effective for fiscal years beginning after December 15, 2006 and would be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company has not completed its evaluation of the impact of adopting EITF No. 06-4.

EITF Issue No. 06-5 concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract in accordance with FTB 85-4. These other amounts include: non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., Deferred Acquisition Costs Tax) which would be accounted for on a present-value basis. Items that are “probable” to be received and/or subject to the insurance company’s intent to pay would not be included in asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. Amounts that would be realized upon surrender of all policies or certificates would not be included when measuring assets. A consensus on this Issue would be effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held. The Company has not completed its evaluation of the impact of adopting EITF No. 06-5.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated statements of financial condition or results of operations.

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

Note 9. Business Combinations

On April 28, 2006, pursuant to the Purchase Agreement announced on October 11, 2005, the Company acquired Atlantic Bank, a commercial bank headquartered in Manhattan, for $400.0 million. At the acquisition date, Atlantic Bank had total assets of $2.8 billion (including loans of $1.2 billion and securities of $1.1 billion); deposits of $1.8 billion (including core deposits of $1.4 billion); and borrowed funds of $516.7 million. The Company’s second quarter 2006 results include two months of combined operations with Atlantic Bank.

To fund the all-cash transaction, the Company issued 24.5 million shares of its common stock in a secondary offering on April 18, 2006, generating net proceeds of $400.2 million.

The acquisition added 17 branches to the Company’s commercial bank franchise, expanding its presence in Brooklyn and Long Island, and extending its presence into Manhattan, Queens, and Westchester County. In addition to diversifying the Company’s asset mix and increasing its low-cost core and non-interest-bearing deposits, the acquisition enabled the Company to reduce its higher-cost funding sources and thus enhance its net interest margin in a challenging interest rate environment.

The purchase price was allocated to the acquired assets and liabilities of Atlantic Bank based on their fair value as of April 28, 2006. As the Company is still in the process of finalizing these values, the allocation of the purchase price is subject to revision.

(in thousands)
Assets:
Cash and cash equivalents	$70,715
Securities	1,121,725
Loans, net	1,202,648
Premises and equipment	59,834
Goodwill	167,521
Core deposit intangible	38,332
Other assets	90,374

Total assets	$2,751,149

Liabilities:
Deposits	$1,796,677
Borrowed funds	516,711
Other liabilities	41,281

Total liabilities	$2,354,669

A core deposit intangible asset (“CDI”) of $38.3 million was recognized in connection with the Atlantic Bank acquisition and is being amortized on an accelerated basis over an estimated useful life of ten years. The Company retained the services of an independent valuation firm to determine the amount of CDI recorded. Operating results for Atlantic Bank were not significant to the consolidated operating results of the Company and, consequently, pro forma operating results have not been presented herein. Included in the purchase price were accrued acquisition costs of approximately $20.6 million. At June 30, 2006, accrued merger-related costs of $12.8 million remained in “other liabilities” in the Consolidated Statement of Condition and consisted primarily of employment benefits, professional fees, and costs associated with the cancellation of certain data processing contracts. None of the goodwill associated with the Atlantic Bank transaction will be deductible for income tax purposes.

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

A reconciliation of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related ratios at June 30, 2006 and December 31, 2005 follows:

(dollars in thousands)	June 30, 2006	December 31, 2005
Total stockholders’ equity	$3,697,170	$3,324,877
Less: Goodwill	(2,149,824)	(1,980,689)
Core deposit intangibles	(116,478)	(86,533)

Tangible stockholders’ equity	$1,430,868	$1,257,655

Total assets	$28,728,824	$26,283,705
Less: Goodwill	(2,149,824)	(1,980,689)
Core deposit intangibles	(116,478)	(86,533)

Tangible assets	$26,462,522	$24,216,483

Stockholders’ equity to total assets	12.87%	12.65%

Tangible stockholders’ equity to tangible assets	5.41%	5.19%

Tangible stockholders’ equity	$1,430,868	$1,257,655
Add back: After-tax net unrealized losses on securities	78,619	55,857

Adjusted tangible stockholders’ equity	$1,509,487	$1,313,512

Tangible assets	$26,462,522	$24,216,483
Add back: After-tax net unrealized losses on securities	78,619	55,857

Adjusted tangible assets	$26,541,141	$24,272,340

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.69%	5.41%

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

Recent Events

Dividend Payment

On July 25, 2006, our Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 15, 2006 to shareholders of record at August 4, 2006.

Executive Summary

A leading financial institution in the New York metropolitan region, New York Community Bancorp, Inc. is organized under Delaware Law as a multi-bank holding company and has two primary subsidiaries: New York Community Bank and New York Commercial Bank.

Established in April 1859, the Community Bank is a New York State-chartered savings bank with 137 locations, including 46 in-store branches, serving New York City, Long Island, Westchester County, and northern New Jersey. The Community Bank branches operate through seven divisions, each one serving a specific county or community. The three largest divisions are Roslyn Savings Bank, with 57 locations on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 34 locations in the New York City borough of Queens; and Richmond County Savings Bank, with 23 locations on Staten Island, which is the fastest growing borough of New York City. In the adjacent markets, the Community Bank operates through Roosevelt Savings Bank, with eight branches serving the borough of Brooklyn; CFS Bank, with one branch in the Bronx, one in Manhattan, and four in Westchester County; First Savings Bank of New Jersey, with four branches in Bayonne (Hudson County), New Jersey; and Ironbound Bank, which serves Union and Essex Counties in New Jersey with two branches each. In addition, we operate a single branch in the Bronx under the name “New York Community Bank.”

The Commercial Bank is a full-service, New York State-chartered commercial bank with 29 branches serving the New York City boroughs of Manhattan, Queens, and Brooklyn, as well as Westchester County and Long Island. The first twelve branches were established in connection with our acquisition of Long Island Financial Corp. (“Long Island Financial”), the parent company of Long Island Commercial Bank, on December 30, 2005. At the close of business on that date, Long Island Financial merged with and into the Company, and Long Island Commercial Bank commenced operations under the name “New York Commercial Bank.” With the acquisition of Atlantic Bank on April 28, 2006, the Commercial Bank grew to 29 branches; the 17 branches of Atlantic Bank now operate as the “Atlantic Bank Division of New York Commercial Bank.”

To finance the all-cash transaction of Atlantic Bank, we issued 24.5 million shares of our common stock in a secondary offering that was announced on April 11th and completed on April 18th. The offering generated net proceeds of $400.2 million.

At June 30, 2006, the Company had total assets of $28.7 billion, a $2.4 billion, or 9.3%, increase from the balance recorded at December 31, 2005. In addition to the acquisition of Atlantic Bank, which had total loans of $1.2 billion on the 28th of April, the growth of our assets reflects organic loan production, with six-month originations totaling $2.9 billion, including $1.0 billion in the second quarter of the year. As a result, loans outstanding rose $2.4 billion, or 14.2%, from the year-end 2005 balance to $19.4 billion at June 30, 2006. Multi-family mortgage loans represented 74.7% of total loans at the end of the second quarter, having grown $1.7 billion, or 13.0%, to $14.5 billion over the six-month period.

Just as loan production has long been a key component of our business model, so too has been our record of solid asset quality. At June 30, 2006, non-performing assets represented 0.11% of total assets and non-performing loans represented 0.16% of total loans, consistent with the measures recorded at December 31, 2005. The allowance for loan losses totaled $85.7 million at the end of the second quarter, and represented 0.44% of total loans and 282.05% of non-performing loans.

Another notable feature of our second quarter 2006 performance was the continuing reduction of our securities portfolio. At June 30, 2006, securities totaled $5.3 billion and represented 18.5% of total assets, down from $5.6 billion, representing 21.4% of total assets, at December 31, 2005. In the second quarter of 2006, we sold $1.2 billion of securities acquired in the Atlantic Bank and Long Island Financial transactions to reduce our higher-cost funding sources, prepaying $886.1 million of wholesale borrowings and reducing our brokered deposits by $260.6 million. At June 30, 2006, wholesale borrowings totaled $10.3 billion, a $540.6 million increase from the year-end 2005 balance, but a decline of $54.3 million from the balance recorded at March 31, 2006.

Deposits totaled $13.6 billion at June 30, 2006, and were up $1.3 billion and $1.5 billion from the respective balances at March 31, 2006 and December 31, 2005. The increase in deposits was largely due to the Atlantic Bank transaction, which contributed total deposits of $1.8 billion on April 28th. Included in the latter amount were core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) of $1.4 billion and certificates of deposit (“CDs”) of $396.5 million. The increase in deposits was partly offset by the aforementioned reduction in higher-cost brokered deposits.

Largely reflecting the aforementioned issuance of shares, stockholders’ equity rose to $3.7 billion at June 30, 2006 from $3.3 billion at December 31, 2005. Excluding combined goodwill and CDI of $2.3 billion and $2.1 billion from the respective balances, tangible stockholders’ equity rose $173.2 million to $1.4 billion over the six-month period. The latter amount was equivalent to 5.41% of tangible assets; excluding after-tax unrealized net losses on securities, the ratio of tangible stockholders’ equity to tangible assets was 5.69%. (Please see the reconciliation of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures earlier in this report.)

While our balance sheet reflects the benefit of the Atlantic Bank transaction and the consistency of our business model, our income statement continues to reflect the adverse impact of the interest rate environment, which was somewhat mitigated by the six-month benefit of the Long Island Financial transaction and the two-month benefit of the acquisition of Atlantic Bank. In the three months ended June 30, 2006, the yield curve moved from flat to inverted, as short-term rates of interest continued their steady ascent and exceeded a far more modest rise in the five-year Constant Maturity Treasury rate (the “five-year CMT”). Largely reflecting the disparity between movements in short- and intermediate-term rates of interest, our net interest income declined $9.7 million year-over-year to $139.4 million, while our net interest margin declined 51 basis points to 2.22%.

The impact of the yield curve on our net interest income was somewhat offset in the current second quarter by the lower-cost core and non-interest-bearing deposits acquired in the Atlantic Bank transaction and by the post-merger repositioning of our liabilities. The acquisition of Atlantic Bank provided us with $496.3 million of non-interest-bearing deposits, tempering the adverse impact of the rise in short-term interest rates. In addition, the transaction provided us with an opportunity to reduce our higher-cost sources of funding, as previously stated, with the proceeds from the sale of acquired securities. We also extended $1.2 billion of wholesale borrowings to an average call date of 2.4 years during the quarter, further reducing our cost of funds.

While the post-merger prepayment of wholesale borrowings resulted in an after-tax charge of $18.0 million, the benefit of this action is reflected in the linked-quarter increase in our net interest income and the first linked-quarter improvement in our net interest margin since the first quarter of 2004. In the second quarter of 2006, our net interest income rose $10.7 million from the trailing-quarter level, while our net interest margin rose eight basis points.

In connection with the post-merger repositioning of our liabilities, we also terminated our interest rate swap agreements in the current second quarter, generating an after-tax charge of $760,000. The combined after-tax post-merger repositioning charge equaled $18.8 million and was equivalent to $0.06 per diluted share. Reflecting this charge, our earnings amounted to $50.6 million, or $0.18 per diluted share, in the three months ended June 30, 2006. In the trailing and year-earlier quarters, we recorded earnings of $66.4 million and $86.5 million, equivalent to $0.25 and $0.33 per diluted share, respectively. For the six months ended June 30, 2006 and 2005, we recorded earnings of $117.0 million and $177.6 million, equivalent to $0.42 and $0.68 per diluted share.

Summary of Financial Condition at June 30, 2006

Loans

Loans totaled $19.4 billion at the close of the second quarter, representing 67.7% of total assets and a $2.4 billion, or 14.2%, increase from the balance recorded at December 31, 2005. In addition to originations of $2.9 billion, including $1.0 billion in the second quarter, the increase in the loan portfolio reflects loans acquired with Atlantic Bank. At the date of the acquisition, Atlantic Bank had total loans of $1.2 billion, including multi-family loans of $440.7 million; commercial real estate loans of $237.4 million; construction loans of $62.1 million; one-to-four family loans of $31.8 million; and other loans of $436.8 million, including $406.4 million of business loans. The growth of the loan portfolio was partially tempered by loan repayments of $1.7 billion, including $952.0 million in the second quarter of the year.

Multi-family Loans

Multi-family loans accounted for $1.9 billion, or 64.6%, of year-to-date originations, and for $508.3 million, or 48.5%, of loans produced in the second quarter of the year. Reflecting the volume of loans produced, as well as those acquired in the Atlantic Bank transaction, the portfolio of multi-family loans rose $1.7 billion, or 13.0%, from the year-end 2005 balance to $14.5 billion, and represented 74.7% of total loans at June 30, 2006. Excluding the loans acquired in the Atlantic Bank transaction, the multi-family loan portfolio grew at an annualized rate of 19.1% in the first six months of 2006. At the end of June, the multi-family loan portfolio had an average principal balance of $3.6 million and an average loan-to-value ratio of 63.9%.

Multi-family loans are typically made to long-term property owners who utilize the funds they borrow to make improvements to the buildings and the apartments therein. The loans in our portfolio generally feature a term of ten years, with a fixed rate of interest for the first five years of the mortgage, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year CMT plus a margin of 150 basis points; during years six through ten, the borrower has the option of selecting a monthly adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 275 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate in the initial five-year term.

As improvements are made to the collateral property, rent increases are permitted by the regulations, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner has historically opted to refinance the mortgage, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing, and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.7 years at June 30, 2006.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the original loan balance.

Our emphasis on multi-family loans is driven by several factors, including their structure, which historically has reduced our exposure to interest rate volatility, to some degree. Another factor driving our focus on multi-family loans has been the historically consistent quality of these assets: We have not had a loss of principal on a multi-family loan in this niche for more than twenty-five years. We generally consider multi-family loans to involve a modest degree of credit risk as compared to other types of credits, since the loans we make are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and because the rents are typically below market, occupancy levels remain more or less constant, even during times of economic adversity.

Commercial Real Estate Loans

Commercial real estate loans accounted for $3.0 billion, or 15.6%, of total loans at the end of the second quarter, and were up $151.2 million, or 5.2%, from the balance at year-end 2005. In addition to the loans acquired in the Atlantic Bank transaction, the increase reflects six-month originations of $213.3 million, representing 7.4% of the year-to-date total, including $118.8 million in the second quarter of the year. At June 30, 2006, the portfolio had an average principal balance of $2.2 million and an average loan-to-value ratio of 56.9%.

The majority of our commercial real estate loans are secured by retail shopping centers anchored by national credit-rated tenants and office and mixed-use buildings that are typically located in Manhattan, Nassau, and Suffolk counties. Such loans are structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT plus a margin of 150 basis points. For years six through ten, the borrower has the option of selecting a monthly adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 300 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points generally being charged on loans that refinance in the first year, scaling down to one percentage point on loans that refinance in year five. Our commercial real estate loans tend to refinance within five years of origination, and the expected weighted average life of the portfolio was 3.3 years at June 30, 2006. We have not incurred a loss on a commercial real estate loan in more than ten years.

Construction Loans

Construction loans totaled $1.0 billion at the close of the second quarter, and were up $154.9 million, or 18.1%, from the balance at December 31, 2005. While the Atlantic Bank transaction contributed to the increase, the growth of the portfolio was largely due to organic loan production, with six-month 2006 originations totaling $567.8 million, including $272.3 million in the second quarter of the year.

Our construction loans typically feature shorter terms than our multi-family and commercial real estate credits, and are generally originated for the construction of residential subdivisions and owner-occupied one-to-four family homes under contract.

Residential subdivision loans are typically originated for terms of 18 to 24 months, with a prime-based floating rate of interest. Such loans have had a strong credit history, with no losses recorded for more than a decade; they also generate fee income in the form of percentage points that are amortized over the life of the loan.

Loans originated for the construction of owner-occupied one-to-four family homes under contract, or for the acquisition and development of commercial real estate and multi-family properties, are also comparatively short-term in nature, ranging up to two years for one-to-four family home construction and up to three years for the development of commercial and multi-family properties. Such loans feature a daily floating prime-based index and have a minimum floor.

Other Loans

Reflecting the acquisition of Atlantic Bank, other loans rose $436.7 million at the end of December to $612.2 million at June 30, 2006. Business loans accounted for the bulk of the increase, rising $419.3 million to $571.9 million over the six-month period. The higher balance of other loans also reflects a $2.7 million merger-related increase in leases, net of unearned income, to $9.2 million, and a $14.7 million merger-related rise in consumer loans to $31.0 million.

One-to-Four Family Loans

Largely reflecting the loans acquired in the Atlantic Bank transaction, the balance of one-to-four family loans rose $5.4 million from the end of December to $259.9 million at June 30, 2006. The growth of the portfolio was partially offset by principal repayments and by our conduit policy. Since December 1, 2000, we have been originating one-to-four family loans on a pass-through basis and selling the loans to a third-party conduit, servicing-released, shortly after the loans are closed.

Asset Quality

Notwithstanding the growth of the loan portfolio since the end of December, our record of asset quality was maintained in the first six months of 2006. At the end of June, non-performing assets totaled $31.7 million, and represented 0.11% of total assets, as compared to $26.8 million and $28.9 million, representing 0.10% and 0.11% of total assets, respectively, at March 31, 2006 and December 31, 2005.

Included in the June 30, 2006 amount were non-performing loans of $30.4 million, up $4.9 million and $2.8 million, respectively, from the balances recorded at the earlier dates. Despite the increase, the ratio of non-performing loans to total loans was 0.16% at the end of the second quarter, as compared to 0.14% and 0.16%, respectively, at March 31, 2006 and December 31, 2005. The linked-quarter increase in non-performing loans and non-performing assets was due to the Atlantic Bank transaction, which contributed $3.6 million to the respective balances at the second quarter-end.

Included in the balance of non-performing loans at the end of the first and second quarters is a $10.7 million construction loan that had been 90 days past due but still accruing interest at the end of December, and that was placed on non-accrual status in the first quarter of 2006. A loan generally is classified as a “non-accrual” loan when it is 90 days past due and management has determined that the collectibility of the entire loan is doubtful. When a loan is placed on “non-accrual” status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible. In connection with the reclassification of the $10.7 million credit, we reversed $1.2 million of previously accrued interest from interest income in the first quarter of 2006.

Properties that are acquired through foreclosure are classified as “other real estate owned,” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. Other real estate owned totaled $1.3 million at June 30, 2006, unchanged from the balances recorded at the end of March and December, and consisted of four properties. We are currently in the process of marketing the four properties acquired by foreclosure at prices that exceed their respective carrying values, and therefore do not expect to incur a loss of principal when such properties are sold.

Reflecting year-to-date charge-offs of $153,000 and the $6.1 million loan loss allowance acquired in the Atlantic Bank transaction, the consolidated allowance for loan losses totaled $85.7 million at June 30, 2006, as compared to $79.7 million at December 31, 2005. The respective amounts were equivalent to 0.44% and 0.47% of total loans and to 282.05% and 289.17% of non-performing loans. All of the loans charged off in the first six months of 2006 consisted of consumer and unsecured credits that had been acquired in two of our earlier merger transactions with savings banks.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at June 30, 2006 and December 31, 2005:

(dollars in thousands)	At or For the Six Months Ended June 30, 2006	At or For the Year Ended December 31, 2005
Allowance for Loan Losses:
Balance at beginning of period	$79,705	$78,057
Allowance acquired in merger transactions	6,104	1,669
Charge-offs	(153)	(21)

Balance at end of period	$85,656	$79,705

Non-performing Assets:
Non-accrual mortgage loans	$26,248	$15,551
Other non-accrual loans	4,121	1,338

Total non-accrual loans	30,369	16,889
Loans 90 days or more delinquent and still accruing interest	—	10,674

Total non-performing loans	30,369	27,563
Other real estate owned	1,294	1,294

Total non-performing assets	$31,663	$28,857

Ratios:
Non-performing loans to total loans	0.16%	0.16%
Non-performing assets to total assets	0.11	0.11
Allowance for loan losses to non-performing loans	282.05	289.17
Allowance for loan losses to total loans	0.44	0.47

Securities

Securities totaled $5.3 billion at June 30, 2006, and represented 18.5% of total assets, as compared to $5.6 billion, representing 21.4% of total assets, at December 31, 2005. While Atlantic Bank had total securities of $1.1 billion at the date of the acquisition, we sold $1.0 billion of its securities in the second quarter, together with $200 million of securities that had been acquired with Long Island Financial on December 30, 2005.

In the six months ended June 30, 2006, securities generated total cash flows of $1.6 billion, with sales accounting for $1.2 billion of the total and repayments accounting for the remaining $357.3 million.

Available-for-sale securities represented $2.2 billion, or 41.2%, of total securities at the close of the second quarter, and were down $195.1 million, or 8.2%, from the balance recorded at December 31, 2005. The remainder of the securities portfolio consisted of held-to-maturity securities totaling $3.1 billion, a decline of $134.8 million, or 4.1%, from the year-end 2005 amount.

Mortgage-related securities represented $1.8 billion, or 81.3%, of available-for-sale securities at the close of the second quarter, and $1.5 billion, or 47.4%, of securities held to maturity. Debt and equity (“other”) securities accounted for the remaining $409.3 million of available-for-sale securities and for the remaining $1.6 billion of held-to-maturity securities.

At June 30, 2006, the respective market values of mortgage-related securities and other securities held to maturity were $1.3 billion and $1.6 billion, representing 91.1% and 98.1% of the respective carrying values at that date.

The estimated weighted average life of the available-for-sale securities portfolio was 5.4 years at the close of the second quarter and 4.3 years at December 31, 2005. The estimated weighted average life of available-for-sale mortgage-related securities was 4.1 years and 3.8 years at the corresponding dates.

Reflecting the increase in market interest rates over the last two quarters, the after-tax net unrealized loss on available-for-sale securities rose to $67.9 million at June 30, 2006 from $43.4 million at December 31, 2005. During this time, the after-tax net unrealized loss on securities transferred to held to maturity fell $1.8 million to $10.7 million.

Sources of Funds

The Company has four primary sources of funds: cash flows generated through the sale and repayment of securities; cash flows generated through the repayment of loans; deposits; and wholesale borrowings. As expected, the acquisition of Atlantic Bank contributed significantly to our sources of funds in the second quarter of 2006.

The sale of securities generated cash flows of $1.2 billion in the current second quarter and $66.2 million in the first quarter of the year. Securities repayments generated cash flows of $201.0 million and $156.3 million in the corresponding quarters, bringing the total cash flows from securities to $1.6 billion for the six-month period.

Consistent with the plans we set forth at the time we announced the Atlantic Bank transaction, we utilized the proceeds from the sale of securities we acquired to reduce our higher-cost sources of funds. In the second quarter of 2006, we prepaid $886.1 million of wholesale borrowings with a weighted average rate of 5.93% and reduced our balance of brokered deposits by $260.6 million.

In addition, Atlantic Bank had $1.8 billion of deposits at the date of the acquisition, including core deposits of $1.4 billion and CDs of $396.5 million. Non-interest-bearing accounts represented $496.3 million, or 27.6%, of the total deposits acquired, with NOW and money market accounts and savings accounts representing $479.6 million and $424.3 million, respectively. Reflecting this infusion, which was partly offset by the aforementioned decline in brokered deposits, total deposits rose $1.5 billion from the year-end 2005 balance to $13.6 billion at June 30, 2006.

Core deposits represented $7.4 billion, or 54.2% of total deposits at the end of the second quarter, as compared to $6.9 billion, representing 56.7% of total deposits, at December 31, 2005. The increased balance was largely due to a $485.3 million, or 57.4%, rise in non-interest-bearing accounts to $1.3 billion, and to a $228.1 million, or 9.4%, rise in savings accounts to $2.7 billion. These increases combined to offset a $198.0 million decline in NOW and money market accounts to $3.4 billion, primarily reflecting a $449.7 million reduction in brokered deposits to $993.0 million.

CDs represented $6.2 billion, or 45.8%, of total deposits at the close of the second quarter, and were up $993.7 million, or 18.9%, from the balance recorded at December 31, 2005. The increase was attributable to the CDs acquired in the Atlantic Bank transaction and to a $592.9 million increase in brokered CDs to $697.0 million. In addition, CDs have grown in popularity over the past few quarters, in concert with the steady rise in short-term interest rates.

Wholesale borrowings totaled $10.3 billion at June 30, 2006, up $540.6 million from the year-end 2005 balance but down $54.3 million from the balance at March 31, 2006. The six-month increase in wholesale borrowings was the net effect of a $1.1 billion rise in Federal Home Loan Bank of New York (“FHLB-NY”) advances to $6.5 billion, and a $544.8 million reduction in repurchase agreements to $3.8 billion. The linked-quarter decline was attributable to the prepayment of wholesale borrowings in connection with the Atlantic Bank transaction, as previously discussed. In keeping with our focus on reducing our higher-cost funding sources, we also extended $1.2 billion of wholesale borrowings to an average call date of 2.4 years during the quarter. Year-to-date, a total of $4.1 billion of wholesale borrowings have been repositioned, including $2.5 billion that were extended to an average call date of 2.6 years and $1.6 billion that were modified to extend the maturity.

Total borrowed funds amounted to $11.1 billion at the close of the second quarter, and included junior subordinated debentures of $456.9 million, senior debt of $193.3 million, and preferred stock of subsidiaries of $162.0 million.

Loans generated cash flows of $1.7 billion in the first six months of the year, including $952.0 million in the three months ended June 30, 2006.

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

To manage our interest rate risk, we have been pursuing the following strategies: (1) emphasizing the origination and retention of intermediate-term assets, including multi-family, commercial real estate, and construction loans; (2) originating one-to-four family loans on a pass-through basis and selling them without recourse; (3) utilizing the cash flows from securities sales and repayments to fund loan production or to reduce our higher-cost funding sources; (4) increasing the prevalence of deposits within our mix of funding sources; (5) repositioning our wholesale borrowings to reduce the interest rate and extend the call date or maturity; and (6) engaging in merger transactions with other financial institutions in order to replace our higher-cost wholesale funding sources with lower-cost core deposits, including non-interest-bearing accounts.

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

At June 30, 2006, our one-year gap was a negative 8.03%, as compared to a negative 7.76% at March 31, 2006 and a negative 10.19% at December 31, 2005. The improvement from the year-end 2005 measure was partly attributable to our efforts to reposition our liabilities in the first six months of 2006. A total of $2.5 billion of wholesale borrowings were extended to a later call date during this time, and another $1.6 billion were modified to extend the maturity. In addition, the six-month improvement in our one-year gap reflects a slowdown in prepayments on mortgage loans and mortgage-related securities. These contributing factors were tempered by an increase in the balance of shorter-term CDs. At June 30, 2006, CDs maturing in one year or less represented 88.6% of total CDs, as compared to 76.4% of the total at December 31, 2005. The increase in shorter-term CDs was also accountable for the 27-basis point rise in the one-year gap from the measure recorded at March 31, 2006.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2006 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 20% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At June 30, 2006
(dollars in thousands)	Three Months Or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years To Five Years	More than Five Years to Ten Years	More than Ten Years	Total
Interest-earning Assets:
Mortgage and other loans (1)	$3,018,213	$ 4,168,395	$7,349,787	$4,015,931	$ 805,965	$ 57,951	$19,416,242
Mortgage-related securities (2) (3)	150,881	404,438	898,570	691,768	790,512	319,935	3,256,104
Other securities (2)	572,874	260,304	153,272	838,283	525,070	71,245	2,421,048
Money market investments	16,443	—	—	—	—	—	16,443

Total interest-earning assets	3,758,411	4,833,137	8,401,629	5,545,982	2,121,547	449,131	25,109,837

Interest-bearing Liabilities:
Savings accounts	33,289	99,867	246,672	222,622	1,146,343	914,333	2,663,126
NOW and Super NOW accounts	8,789	26,367	65,125	58,776	302,653	241,398	703,108
Money market accounts	616,716	379,834	604,557	386,917	666,356	21,495	2,675,875
Certificates of deposit	1,549,179	3,979,200	488,657	144,807	78,894	—	6,240,737
Borrowed funds	1,686,514	2,519,889	3,966,337	967,082	1,460,063	470,357	11,070,242

Total interest-bearing liabilities	3,894,487	7,005,157	5,371,348	1,780,204	3,654,309	1,647,583	23,353,088

Interest rate sensitivity gap per period (4)	$ (136,076)	$(2,172,020)	$3,030,281	$3,765,778	$(1,532,762)	$(1,198,452)	$ 1,756,749

Cumulative interest sensitivity gap	$(136,076)	$(2,308,096)	$722,185	$4,487,963	$2,955,201	$1,756,749

Cumulative interest sensitivity gap as a percentage of total assets	(0.47)%	(8.03)%	2.51%	15.62%	10.29%	6.11%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	96.51%	78.82%	104.44%	124.86%	113.61%	107.52%

(1)	For purposes of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amounts, based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Management also monitors our interest rate sensitivity through the use of a model that generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates.

To monitor our overall sensitivity to changes in interest rates, we model the effect of instantaneous increases and decreases in interest rates on our assets and liabilities. At June 30, 2006, a 200-basis point increase in interest rates would have reduced the NPV approximately 12.38%, as compared to 16.60% at March 31, 2006 and 16.39% at December 31, 2005. While the NPV analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

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

The following table reflects, based on the information and assumptions in effect at June 30, 2006, the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(7.21)%
+ 100 over one year	(3.05)
- 100 over one year	1.87
- 200 over one year	4.28

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

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

As discussed under “Sources of Funds,” we have several funding sources, including cash flows from securities sales and repayments; principal repayments on loans; deposits; and borrowed funds, primarily in the form of wholesale borrowings. While borrowed funds and the scheduled amortization of loans and securities are predictable funding sources, deposit flows and mortgage-related securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

Our principal investing activity is mortgage loan production, with a primary focus on the origination of multi-family loans. In the six months ended June 30, 2006, the net cash used in investing activities totaled $149.3 million, largely reflecting the volume of loans originated, which was partly offset by the aforementioned cash flows from securities and loans.

Our investing activities were also supported by internal cash flows generated by our operating and financing activities. In the first six months of 2006, the net cash provided by operating activities totaled $156.7 million; the net cash provided by financing activities totaled $3.4 million, primarily reflecting the increase in deposits.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. Our most liquid assets are cash and cash equivalents, which totaled $242.6 million at June 30, 2006, as compared to $231.8 million at December 31, 2005. Additional liquidity stems from our approved line of credit with the FHLB-NY and our portfolio of available-for-sale securities.

CDs due to mature in one year or less from June 30, 2006 totaled $5.5 billion. Our ability to retain our deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, the types of deposit products we offer, and the competitiveness of our interest rates.

To enhance our capacity to attract deposits in an increasingly competitive market, we are currently in the process of upgrading our data processing systems and refining our product menu in order to expedite customer service and facilitate cross-sales of products and services. In addition, we have recently combined the Premier Banking Groups of our community and commercial bank franchises, and are also in the process of developing a performance-based incentive program for our branch personnel.

Off-balance Sheet Arrangements and Contractual Commitments

At June 30, 2006, we had outstanding mortgage loan commitments of $858.5 million, including $308.3 million of multi-family loans. Reflecting the acquisition of Atlantic Bank, we also had outstanding letters of credit totaling $88.9 million at the end of the second quarter, an increase from $12.5 million at December 31, 2005. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements, including leases for nine of the branch offices acquired with Atlantic Bank. As the impact of these leases is not material, the amounts involved in our operating lease and license agreements at the end of the second quarter were comparable to the amounts disclosed at December 31, 2005.

Capital Position

Stockholders’ equity totaled $3.7 billion at June 30, 2006, an increase of $372.3 million from the balance recorded at December 31, 2005. The June 30, 2006 amount was equivalent to 12.87% of total assets and a book value of $12.62 per share, based on 293,062,701 shares; the December 31, 2005 amount was equivalent to 12.65% of total assets and a book value of $12.43 per share, based on 267,594,393 shares.

We calculate book value by subtracting the number of unallocated ESOP shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at June 30, 2006 and December 31, 2005 was 1,994,118 and 2,182,398, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

The increase in stockholders’ equity was attributable to the Company’s issuance of 24.5 million shares of common stock in a secondary offering on April 18, 2006. The offering generated net proceeds of $400.2 million, which were utilized to finance the all-cash acquisition of Atlantic Bank on April 28, 2006.

Excluding goodwill of $2.1 billion and CDI of $116.5 million, we reported tangible stockholders’ equity of $1.4 billion at June 30, 2006, equivalent to 5.41% of tangible assets and a tangible book value of $4.88 per share. At December 31, 2005, we reported tangible stockholders’ equity of $1.3 billion, equivalent to 5.19% of tangible assets and a tangible book value of $4.70 per share. Excluding after-tax net unrealized losses on securities of $78.6 million and $55.9 million from the respective totals, our adjusted tangible stockholders’ equity was equivalent to 5.69% and 5.41% of adjusted tangible assets at June 30, 2006 and December 31, 2005, respectively. (Please see the reconciliation of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures earlier in this report.)

In addition to the aforementioned issuance of shares, our tangible stockholders’ equity was supported by six-month 2006 net income of $117.0 million and additional cash contributions to tangible stockholders’ equity of $12.2 million. These contributing factors were partially offset by the aforementioned increase in after-tax net unrealized losses on securities. In addition, during the first six months of the year, we used $140.2 million of our tangible stockholders’ equity to pay two quarterly cash dividends of $0.25 per share, and allocated $2.1 million toward the repurchase of 124,681 shares. Shares are repurchased, at the discretion of management, on the open market or through privately negotiated transactions. Of the shares repurchased in the first six months of the year, 4,681 were repurchased in connection with stock-based benefit plan-related transactions. At June 30, 2006, there were 1,494,043 shares still available for repurchase under the Board of Directors’ five million-share repurchase authorization on April 20, 2004.

Consistent with our historic performance, our capital levels exceeded the minimum federal requirements for a bank holding company at June 30, 2006. Our leverage capital totaled $2.2 billion, representing 8.15% of adjusted average assets; and our Tier 1 and total risk-based capital amounted to $2.2 billion and $2.3 billion, representing 14.19% and 15.11%, respectively, of risk-weighted assets. At December 31, 2005, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.9 billion, $1.9 billion, and $2.1 billion, representing 8.34% of adjusted average assets, 14.26% of risk-weighted assets, and 15.23% of risk-weighted assets, respectively.

In addition, as of June 30, 2006, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s and the Community Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2006, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At June 30, 2006
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,154,495	8.15%	$2,154,495	14.19%	$2,293,151	15.11%
Regulatory capital requirement	1,057,130	4.00	607,119	4.00	1,214,238	8.00

Excess	$1,097,365	4.15%	$1,547,376	10.19%	$1,078,913	7.11%

Regulatory Capital Analysis (New York Community Bank Only)

	At June 30, 2006
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,000,067	8.14%	$2,000,067	14.69%	$2,078,004	15.27%
Regulatory capital requirement	982,289	4.00	544,433	4.00	1,088,866	8.00

Excess	$1,017,778	4.14%	$1,455,634	10.69%	$989,138	7.27%

Earnings Summary for the Three Months Ended June 30, 2006

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

The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. Over the course of 2005, the FOMC raised the federal funds rate eight times in 25-basis point increments; by the end of the year, the federal funds rate had been raised to 4.25%. In the first six months of 2006, four more rate increases followed; as a result, the federal funds rate was 4.75% at March 31, 2006 and 5.25% at June 30, 2006.

While the federal funds rate drives the cost of our short-term borrowings and deposits, the yields earned on our loans and other interest-earning assets are typically driven by intermediate-term interest rates. As previously indicated, the pricing of our multi-family and commercial real estate loans is based upon the five-year CMT. The five-year CMT increased from 3.61% at December 31, 2004 to 4.35% at December 31, 2005, and to 4.82% and 5.10%, respectively, at March 31 and June 30, 2006. As a result of these movements in interest rates, the yield curve transitioned from flat to inverted over the course of the second quarter, boosting our cost of funds and limiting the growth of our asset yields.

The flat-to-inverted yield curve also contributed to a decline in refinancing activity, which reduced the volume of prepayment penalties recorded as interest income on both a linked-quarter basis and year-over-year. Prepayment penalties contributed $717,000 to interest income in the current second quarter, as compared to $2.0 million and $2.1 million, respectively, in the trailing and year-earlier three-month periods.

The adverse impact of the yield curve was, to some extent, mitigated in the second quarter of 2006 by the acquisition of Atlantic Bank. In addition to providing us with an infusion of low-cost and non-interest-bearing deposits at the end of April, the acquisition enabled us to prepay $886.1 million of our higher-cost wholesale borrowings and to reduce our balance of brokered deposits, utilizing the cash flows from the sale of acquired securities. In addition, we extended $1.2 billion of wholesale borrowings over the course of the quarter, bringing the total amount that was extended in the first six months of this year to $2.5 billion. On the asset side of the balance sheet, the benefit of the transaction is reflected in the increase in average loans and average interest-earning assets, largely reflecting the addition of Atlantic Bank’s $1.2 billion loan portfolio.

Reflecting the factors described above, the Company recorded second quarter 2006 net interest income of $139.4 million, down $9.7 million from the year-earlier level, but up $10.7 million from the level recorded in the first quarter of 2006. The year-over-year decline was the net effect of a $56.4 million increase in interest income to $347.6 million and a $66.1 million increase in interest expense to $208.1 million. The linked-quarter increase was the net effect of a $28.1 million, or 8.8%, rise in interest income and a $17.4 million, or 9.1%, rise in interest expense.

Year-over-Year Comparison

The year-over-year increase in interest income was fueled by a $3.2 billion rise in average interest-earning assets to $25.1 billion and a 22-basis point rise in the average yield to 5.54%. These increases were largely attributable to the significant level of loans produced over the past four quarters, the full-quarter benefit of the Long Island Financial transaction, and the two-month benefit of the acquisition of Atlantic Bank.

The interest income produced by loans rose $64.6 million year-over-year to $272.5 million, as the average balance rose $3.8 billion to $18.9 billion and the average yield rose 28 basis points to 5.76%. The increase in interest income generated by loans was partly offset by a $12.9 million reduction in the interest income generated by mortgage-related securities, to $38.2 million, the result of a $995.9 million decline in the average balance to $3.6 billion and a 19-basis point decline in the average yield to 4.29%.

While the average balance of mortgage-related securities declined year-over-year, the average balance of other securities increased, largely reflecting the other securities acquired in the transactions with Long Island Financial and Atlantic Bank. Reflecting a $396.9 million rise in the average balance to $2.5 billion, the interest income produced by other securities rose $4.3 million year-over-year to $36.4 million. The increase in the average balance of other securities was somewhat tempered by a 25-basis point drop in the average yield to 5.74%.

The year-over-year increase in interest expense stemmed from a $2.6 billion rise in the average balance of interest-bearing liabilities to $23.4 billion and an 83-basis point rise in the average cost of funds to 3.56%. These increases were attributable to a combination of factors, including the impact of the Atlantic Bank and Long Island Financial transactions, and a reduction in the mark-to-market accretion on the CDs and borrowed funds acquired in our merger with Roslyn Bancorp, Inc. (“Roslyn”) on October 31, 2003.

Interest-bearing deposits accounted for $47.3 million of the increase in interest expense over the past four quarters, as the average balance rose $2.0 billion to $12.4 billion and the average cost rose 124 basis points to 3.06%. The bulk of the increase was produced by CDs, which averaged $5.9 billion in the current second quarter, as compared to $3.9 billion in the year-earlier three months. Reflecting the higher average balance and a 159-basis point increase in the average cost of such funds to 4.07%, CDs generated second quarter 2006 interest expense of $59.5 million, up $35.4 million from the year-earlier amount.

NOW and money market accounts contributed $10.8 million to the year-over-year increase in interest expense, the result of an $87.0 million rise in the average balance to $3.8 billion and a 110-basis point rise in the average cost to 3.25%. Both increases were primarily due to the increased use of brokered deposits to fund our loan production in anticipation of the acquisitions of Long Island Financial and Atlantic Bank. Savings accounts produced second quarter 2006 interest expense of $4.4 million, up $1.1 million, the net effect of a $128.4 million decline in the average balance to $2.6 billion and a 20-basis point increase in the average cost to 0.69%.

Borrowed funds generated second quarter 2006 interest expense of $113.3 million, up $18.8 million from the level recorded in the second quarter of 2005. The year-over-year increase was the result of a $613.1 million rise in the average balance to $11.0 billion and a 49-basis point rise in the average cost of such funds to 4.13%.

The year-over-year increase in interest expense was partly tempered by an increase in the average balance of non-interest-bearing deposits, to $1.3 billion from $736.4 million. The latter increase was largely attributable to the acquisitions of Long Island Financial and Atlantic Bank.

Net Interest Margin and Interest Rate Spread

The preceding factors also contributed to a year-over-year decline in our interest rate spread and net interest margin, which equaled 1.98% and 2.22%, respectively, in the current second quarter, as compared to 2.59% and 2.73% in the second quarter of 2005. However, reflecting the acquisition of Atlantic Bank and the repositioning of wholesale borrowings that followed, our net interest margin rose eight basis points on a linked-quarter basis, the first linked-quarter increase since the first quarter of 2004. During this time, our interest rate spread also rose, by one basis point.

Linked-Quarter Comparison

The linked-quarter rise in interest income was driven by a $1.5 billion increase in the average balance of interest-earning assets and a 12-basis point increase in the average yield. The average balance of loans rose $1.3 billion from the trailing-quarter level, while the average yield rose 14 basis points. As a result, the interest income produced by loans rose $25.0 million in the current second quarter from the level recorded in the first quarter of the year. In addition to the two-month benefit of the Atlantic Bank transaction, the increase in interest income on loans reflects the volume of loans originated, and the modest rise in the five-year CMT over the three-month period.

The Atlantic Bank transaction also contributed to an $803,000 increase in the interest income produced by mortgage-related securities and to a $2.0 million increase in the interest income produced by other securities. The increase attributed to mortgage-related securities was the net effect of an $806,000 reduction in the average balance and a ten-basis point rise in the average yield. The increase attributed to other securities was the result of a $133.7 million rise in the average balance and a one-basis point rise in the average yield.

The linked-quarter rise in interest expense stemmed from a $992.3 million increase in the average balance of interest-bearing liabilities and an 11-basis point increase in the average cost of funds. The growth in the average balance was primarily due to the deposits acquired in the Atlantic Bank transaction, while the higher average cost was primarily due to the steady rise in short-term interest rates.

Reflecting these factors, the interest expense produced by deposits rose $17.2 million on a linked-quarter basis, the result of a $1.1 billion rise in the average balance and a 29-basis point rise in the average cost. CDs accounted for $11.0 million of the increase in interest expense, the combined effect of a $583.1 million rise in the average balance and a 35-basis point rise in the average cost. The interest expense produced by NOW and money market accounts rose $4.5 million, the result of a $242.2 million increase in the average balance and a 25-basis point increase in the average cost. The latter rise in interest expense was partly mitigated by the aforementioned reduction in brokered deposits. Savings accounts contributed $1.8 million to the linked-quarter increase in interest expense, the result of a $193.3 million rise in the average balance and a 24-basis point rise in the average cost.

The interest expense produced by borrowed funds rose a modest $146,000 linked-quarter, as the average balance of such funds declined $88.2 million and the average cost dropped one basis point. The lower balance primarily reflects the aforementioned prepayment of higher-cost borrowings; the lower cost primarily reflects the prepayment and the aforementioned extension of wholesale borrowings.

The linked-quarter increase in interest expense was partly offset by a $422.8 million rise in the average balance of non-interest-bearing deposits stemming from the acquisition of Atlantic Bank.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,
	2006				2005
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$18,936,269	$272,469	5.76%		$15,159,345	$207,826	5.48%
Mortgage-related securities (2)	3,569,233	38,241	4.29		4,565,084	51,139	4.48
Other securities (2) (3)	2,535,177	36,369	5.74		2,138,316	32,027	5.99
Money market investments	44,104	478	4.35		25,839	137	2.12

Total interest-earning assets	25,084,783	347,557	5.54		21,888,584	291,129	5.32
Non-interest-earning assets	3,466,536				3,183,082

Total assets	$28,551,319				$25,071,666

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,803,638	$30,834	3.25%		$3,716,640	$20,015	2.15%
Savings accounts	2,582,918	4,434	0.69		2,711,365	3,346	0.49
Certificates of deposit	5,866,922	59,475	4.07		3,871,262	24,049	2.48
Mortgagors’ escrow	168,149	56	0.13		141,046	67	0.19

Total interest-bearing deposits	12,421,627	94,799	3.06		10,440,313	47,477	1.82
Borrowed funds	10,993,660	113,330	4.13		10,380,575	94,521	3.64

Total interest-bearing liabilities	23,415,287	208,129	3.56		20,820,888	141,998	2.73
Non-interest-bearing deposits	1,255,955				736,350
Other liabilities	304,203				303,490

Total liabilities	24,975,445				21,860,728
Stockholders’ equity	3,575,874				3,210,938

Total liabilities and stockholders’ equity	$28,551,319				$25,071,666

Net interest income/interest rate spread		$139,428	1.98%			$149,131	2.59%

Net interest-earning assets/net interest margin	$1,669,496		2.22%		$1,067,696		2.73%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended
	June 30, 2006				March 31, 2006
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$18,936,269	$272,469	5.76%		$17,624,144	$247,465	5.62%
Mortgage-related securities (2)	3,569,233	38,241	4.29		3,570,039	37,438	4.19
Other securities (2) (3)	2,535,177	36,369	5.74		2,401,514	34,408	5.73
Money market investments	44,104	478	4.35		16,814	166	4.00

Total interest-earning assets	25,084,783	347,557	5.54		23,612,511	319,477	5.42
Non-interest-earning assets	3,466,536				3,165,196

Total assets	$28,551,319				$26,777,707

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,803,638	$30,834	3.25%		$3,561,459	$26,349	3.00%
Savings accounts	2,582,918	4,434	0.69		2,389,609	2,658	0.45
Certificates of deposit	5,866,922	59,475	4.07		5,283,851	48,492	3.72
Mortgagors’ escrow	168,149	56	0.13		106,149	54	0.21

Total interest-bearing deposits	12,421,627	94,799	3.06		11,341,068	77,553	2.77
Borrowed funds	10,993,660	113,330	4.13		11,081,905	113,184	4.14

Total interest-bearing liabilities	23,415,287	208,129	3.56		22,422,973	190,737	3.45
Non-interest-bearing deposits	1,255,955				833,156
Other liabilities	304,203				218,653

Total liabilities	24,975,445				23,474,782
Stockholders’ equity	3,575,874				3,302,925

Total liabilities and stockholders’ equity	$28,551,319				$26,777,707

Net interest income/interest rate spread		$139,428	1.98%			$128,740	1.97%

Net interest-earning assets/net interest margin	$1,669,496		2.22%		$1,189,538		2.14%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

Reflecting said assessment, no provision for loan losses was recorded in the three months ended June 30, 2006 or 2005. While non-performing loans rose $2.8 million to $30.4 million in the first six months of the year, the ratio of non-performing loans to total loans remained stable, amounting to 0.16% at both June 30, 2006 and December 31, 2005. The increase in non-performing loans was primarily attributable to the Atlantic Bank transaction, which also added $6.1 million to our allowance for loan losses at the acquisition date.

Charge-offs amounted to $153,000 in the first six months of the year, including $54,000 in the second quarter, and consisted entirely of acquired consumer and unsecured loans. The net effect of the charge-offs and the acquired loan loss allowance was a $6.0 million increase in the allowance for loan losses to $85.7 million, representing 0.44% of total loans and 282.05% of non-performing loans at June 30, 2006.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with our earlier discussion of asset quality.

Non-interest Income

Non-interest income largely consists of fee income (generally comprised of retail deposit fees and loan fees, including prepayment penalties on loans that have not refinanced with the Company); and other income, which primarily includes the revenues produced through the sale of third-party investment products; the income generated by our investment in Bank-owned Life Insurance (“BOLI”); and the revenues generated by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

In the second quarter of 2006, we recorded non-interest income of $28.2 million, as compared to $27.3 million in the trailing quarter and to $30.0 million in the three months ended June 30, 2005. Included in the trailing quarter and second quarter 2005 amounts were net securities gains of $2.8 million and $2.9 million, respectively; no net securities gains were recorded in the second quarter of 2006.

In addition, the level of non-interest income in the trailing quarter was reduced by a pre-tax mark-to-market loss of $6.1 million on the interest rate swap agreements that were subsequently terminated in the second quarter of the year. The termination of these agreements resulted in a pre-tax charge of $1.1 million which was recorded in second quarter 2006 non-interest expense.

Fee income totaled $14.4 million in the current second quarter, down $2.1 million from the trailing-quarter level, but up $3.3 million from the level recorded in the second quarter of 2005. The year-over-year increase was primarily due to a $1.5 million rise in prepayment penalties to $4.6 million; on a linked-quarter basis, prepayment penalties declined by $3.6 million. While our second quarter 2006 fee income was otherwise boosted by the addition of depository accounts in the Atlantic Bank acquisition, the linked-quarter increase was offset by the reduction in prepayment penalties.

Other income totaled $14.0 million in the current second quarter, down $207,000 from the trailing-quarter level and $2.1 million from the level recorded in the second quarter of 2005. In the latter quarter, we recorded a pre-tax net gain of $2.8 million on the bulk sale of one-to-four family loans from our portfolio; the year-over-year reduction in other income was largely attributable to this one-time net gain. The more modest linked-quarter reduction was the net effect of an increase in BOLI income and revenues from the sale of third-party investment products and declines in various other sources of revenues.

The following table summarizes the components of non-interest income for the three months ended June 30, 2006, March 31, 2006, and June 30, 2005:

	For the Three Months Ended
(in thousands)	June 30, 2006	March 31, 2006	June 30, 2005
Fee income	$14,356	$16,484	$11,049
Net securities gains	—	2,823	2,868
Loss on mark-to-market of interest rate swaps	—	(6,071)	—
Other income:
BOLI	5,775	5,465	6,174
PBC	3,354	3,442	2,503
Third-party investment product sales	1,749	1,671	2,114
Gain on sale of 1-4 family and other loans	158	276	2,892
Other	2,855	3,244	2,286

Total other income	13,891	14,098	15,969

Total non-interest income	$28,247	$27,334	$29,886

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from our merger transactions.

In the second quarter of 2006, and in addition to our ongoing non-interest expenses, we recorded a pre-tax charge of $26.5 million for the aforementioned prepayment of wholesale borrowings and a pre-tax charge of $1.1 million for the aforementioned termination of our interest rate swap agreements. Reflecting the combined post-merger repositioning charge of $27.6 million (which was equivalent to $18.8 million, or $0.06 per diluted share, on an after-tax basis), we recorded non-interest expense of $93.2 million in the three months ended June 30, 2006, as compared to $58.6 million and $52.2 million in the three months ended March 31, 2006 and June 30, 2005, respectively.

Operating expenses accounted for $61.1 million of non-interest expense in the current second quarter, as compared to $55.3 million and $49.3 million, respectively, in the trailing and year-earlier three months. The year-over-year increase was largely attributable to a $7.4 million rise in compensation and benefits expense to $32.5 million, primarily reflecting the impact of the Atlantic Bank and Long Island Financial acquisitions, as well as normal salary increases and increased medical costs. At June 30, 2006, the number of full-time equivalent employees was 2,470, as compared to 2,188 and 2,048 at March 31, 2006 and June 30, 2005, respectively.

Reflecting the establishment of our commercial bank at the end of 2005, and its expansion at the end of April, occupancy and equipment expense rose $2.9 million year-over-year to $14.0 million, while G&A expense rose $2.0 million to $13.1 million. The higher levels of compensation and benefits, occupancy and equipment, and G&A expenses were partly offset by a $437,000 reduction in other expenses to $1.5 million.

The linked-quarter increase in operating expenses stemmed from all four categories, with compensation and benefits expense rising $3.0 million, occupancy and equipment expense rising $1.9 million, and G&A and other expenses rising $614,000 and $308,000, respectively. The linked-quarter increases largely reflect the addition of Atlantic Bank’s 17 branches and the associated increases in staff, supplies, and marketing.

CDI amortization totaled $4.5 million in the second quarter of 2006, up $1.2 million on a linked-quarter basis and up $1.5 million year-over-year. The linked-quarter increase reflects the two-month impact of the CDI recorded in the Atlantic Bank transaction, which is being amortized on an accelerated basis over a period of ten years. The year-over-year increase reflects the three-month impact of the CDI recorded in connection with the Long Island Financial acquisition as well as the two-month impact of the CDI recorded in connection with the acquisition of Atlantic Bank.

Income Tax Expense

The Company recorded second quarter 2006 income tax expense of $23.9 million, down from $31.1 million in the trailing quarter and from $40.3 million in the second quarter of 2005. The year-over-year decline was primarily attributable to a $52.3 million reduction in pre-tax income to $74.5 million; on a linked-quarter basis, the Company’s pre-tax income was down $23.0 million, primarily reflecting the impact of the aforementioned post-merger repositioning charge. The reductions in pre-tax income were partly offset by a modest rise in the effective tax rate, which was 32.05% in the current second quarter, as compared to 31.89% and 31.79% in the three months ended March 31, 2006 and June 30, 2005, respectively.

Earnings Summary for the Six Months Ended June 30, 2006

Net Interest Income

Net interest income totaled $268.2 million in the current six-month period, as compared to $307.9 million in the six months ended June 30, 2005. While interest income rose $93.5 million year-over-year to $667.0 million, this increase was exceeded by a $133.2 million rise in interest expense to $398.9 million.

The disparity between our net interest income in the current and year-earlier six-month periods was largely attributable to the steady flattening of the yield curve over the past four quarters, including its movement from flat to inverted in the second quarter of this year. Although the five-year CMT averaged 4.77% in the first six months of 2006, as compared to 3.88% in the year-earlier six-month period, the increase was substantially exceeded by the steady and more significant rise in short-term interest rates. In addition, the decline in net interest income reflects a reduction in the mark-to-market adjustments on the interest-earning assets and interest-bearing liabilities acquired in the Roslyn merger on October 31, 2003.

These adverse factors were somewhat offset by the six-month benefit of the Long Island Financial transaction and the two-month benefit of the acquisition of Atlantic Bank. As a result of these transactions, we increased the concentration of lower-cost core and non-interest-bearing deposits within our mix of deposits, and reduced a portion of our higher-cost funding sources in the second quarter of the year. In addition, the transactions contributed to the growth of our interest-earning assets, which were also boosted by the significant volume of loans produced over the past twelve months.

The year-over-year rise in interest income was attributable to a $2.9 billion increase in the average balance of interest-earning assets to $24.4 billion and a 13-basis point increase in the average yield to 5.48%. The growth of the loan portfolio accounted for most of the increase in the average balance, while the higher yield was largely due to the rise in the five-year CMT. Average loans rose $3.8 billion year-over-year to $18.3 billion in the current six-month period, accompanied by a 21-basis point rise in the average yield to 5.69%. As a result, the interest income produced by loans rose $123.8 million to $519.9 million, offsetting a $35.5 million reduction in the interest income produced by mortgage-related securities to $75.7 million. Largely reflecting the post-merger sale of securities in the second quarter, the average balance of mortgage-related securities fell $1.2 billion year-over-year to $3.6 billion, coupled with a 43-basis point drop in the average yield to 4.24%.

At the same time, the interest income produced by other securities rose $4.8 million to $70.8 million, the net effect of a $298.0 million rise in the average balance to $2.5 billion and a 34-basis point decline in the average yield to 5.73%. The average balance of other securities was boosted by the Long Island Financial and Atlantic Bank acquisitions, while the lower yield on both mortgage-related and other securities largely reflects the run-off of higher-yielding investments over the twelve-month period.

The year-over-year rise in interest expense was attributable to a $2.5 billion increase in the average balance of interest-bearing liabilities to $22.9 billion and a 91-basis point increase in the average cost of funds to 3.51%. Although the average balance was partially boosted by the deposits acquired with Atlantic Bank and Long Island Financial, the increase also reflects our increased use of borrowed funds and brokered deposits in the quarters preceding these transactions. The higher cost reflects the steady rise in short-term interest rates over the past twelve months.

Reflecting the deposits acquired and our use of brokered deposits, the average balance of interest-bearing deposits rose $1.8 billion year-over-year to $11.9 billion. While the average balance of savings accounts declined $329.2 million to $2.5 billion, the average balance of NOW and money market accounts rose $321.4 million to $3.7 billion and the average balance of CDs rose $1.8 billion to $5.6 billion. Reflecting the steady rise in interest rates over the past four quarters, the average cost of interest-bearing deposits rose 126 basis points to 2.92% in the current six-month period, primarily reflecting a 120-basis point rise in the average cost of NOW and money market accounts to 3.13% and a 158-basis point rise in the average cost of CDs to 3.90%. The impact of these increases was partly offset by a $313.3 million rise in the average balance of non-interest-bearing deposits to $1.0 billion, largely reflecting deposits acquired with Atlantic Bank. The average balance of borrowed funds grew $696.0 million during this time to $11.0 billion, accompanied by a 63-basis point rise in the average cost of such funds to 4.14%. Reflecting these factors, the interest expense produced by interest-bearing deposits rose $88.3 million to $172.4 million in the current six-month period, while the interest expense produced by borrowed funds rose $44.9 million to $226.5 million.

Reflecting the same combination of factors that contributed to the year-over-year decline in net interest income, our interest rate spread and net interest margin contracted 78 and 69 basis points, respectively, from the year-earlier measures to 1.97% and 2.18% in the six months ended June 30, 2006.

The following table sets forth certain information regarding our average balance sheet for the periods indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2006				2005
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$18,283,831	$519,934	5.69%		$14,458,777	$396,118	5.48%
Mortgage-related securities (2)	3,569,634	75,679	4.24		4,764,139	111,136	4.67
Other securities (2) (3)	2,468,715	70,777	5.73		2,170,805	65,928	6.07
Money market investments	30,534	644	4.25		28,559	341	2.39

Total interest-earning assets	24,352,714	667,034	5.48		21,422,280	573,523	5.35
Non-interest-earning assets	3,316,699				3,241,891

Total assets	$27,669,413				$24,664,171

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,683,217	$57,183	3.13%		$3,361,829	$32,406	1.93%
Savings accounts	2,486,797	7,092	0.58		2,816,014	7,349	0.52
Certificates of deposit	5,576,998	107,967	3.90		3,804,958	44,137	2.32
Mortgagors’ escrow	137,320	110	0.16		115,531	133	0.23

Total interest-bearing deposits	11,884,332	172,352	2.92		10,098,332	84,025	1.66
Borrowed funds	11,037,539	226,514	4.14		10,341,589	181,611	3.51

Total interest-bearing liabilities	22,921,871	398,866	3.51		20,439,921	265,636	2.60
Non-interest-bearing deposits	1,045,724				732,459
Other liabilities	261,664				301,814

Total liabilities	24,229,259				21,474,194
Stockholders’ equity	3,440,154				3,189,977

Total liabilities and stockholders’ equity	$27,669,413				$24,664,171

Net interest income/interest rate spread		$268,168	1.97%			$307,887	2.75%

Net interest-earning assets/net interest margin	$1,430,843		2.18%		$982,359		2.87%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

As previously noted, the provision for loan losses is based on management’s assessment of the loan loss allowance and the current and historic performance of the loan portfolio, among other factors. We recorded no provision for loan losses in the six months ended June 30, 2006 or 2005. For additional information, please see the second quarter 2006 discussion of the provision for loan losses, and the discussions of the allowance for loan losses and asset quality earlier in this report.

Non-interest Income

Non-interest income totaled $55.6 million in the first six months of 2006, down $6.3 million from the level recorded in the first six months of 2005. The year-over-year reduction was attributable to a combination of factors, including a $6.1 million pre-tax loss on the mark-to-market of interest rate swaps in the current year’s first quarter and a $93,000 decline in the level of net securities gains to $2.8 million in the current six-month period. In addition, the level of non-interest income in the first six months of 2005 was boosted by a gain of $6.1 million on the sale of certain bank-owned properties in the first quarter of the year.

Fee income totaled $30.8 million and $24.0 million, respectively, in the current and year-earlier six-month periods, while other income totaled $28.0 million and $28.9 million, respectively. The increase in fee income was primarily due to a $5.2 million rise in prepayment penalties to $12.7 million.

The decline in other income was due to a variety of factors. First, in the six months ended June 30, 2005, we recorded a $2.8 million gain on the bulk sale of certain one-to-four family loans from our portfolio; in the first six months of 2006, the only loans that were sold were conduit loans. Accordingly, the gain on the sale of one-to-four family and other loans declined to $434,000 in the current six-month period from $3.0 million in the six months ended June 30, 2005. The reduction in other income also stemmed from a decline in BOLI income and the revenues produced by third-party investment product sales. These reductions were partly offset by a $1.9 billion increase in the revenues generated by PBC, our investment advisory firm.

The following table summarizes the components of our non-interest income for the six months ended June 30, 2006 and 2005:

	For the Six Months Ended June 30,
(in thousands)	2006	2005
Fee income	$30,840	$23,960
Net securities gains	2,823	2,916
Gain on sale of bank-owned properties	—	6,110
Loss on mark-to-market of interest rate swaps	(6,071)	—
Other income:
BOLI	11,240	11,577
PBC	6,796	4,894
Third-party investment product sales	3,420	4,390
Gain on sale of 1-4 family and other loans	434	3,036
Other	6,099	5,011

Total other income	27,989	28,908

Total non-interest income	$55,581	$61,894

Non-interest Expense

We recorded non-interest expense of $151.8 million in the current six-month period, as compared to $105.8 million in the first six months of 2005. In addition to the charges recorded in the second quarter for the prepayment of wholesale borrowings and the termination of our interest rate swap agreements, which together totaled $27.6 million, the increase reflects the six-month impact of the Long Island Financial transaction and the two-month impact of the acquisition of Atlantic Bank.

Reflecting the addition of a commercial bank franchise with 12 branches at the end of 2005 and 29 branches at the end of April, operating expenses rose $16.5 million from the year-earlier level to $116.4 million in the first six months of 2006. The increase stemmed from an $11.5 million rise in compensation and benefits expense to $62.1 million; a $3.5 million rise in occupancy and equipment expense to $26.0 million; and a $2.5 million rise in G&A expense to $25.6 million. These increases were only partly offset by a $1.1 million reduction in other expenses to $2.7 million.

The amortization of CDI rose $1.9 million during this time to $7.8 million, largely reflecting the CDI acquired in the transactions with Long Island Financial and Atlantic Bank.

Income Tax Expense

We recorded income tax expense of $54.9 million in the current six-month period, down $31.5 million from the level recorded in the first six months of 2005. The reduction was the result of a $92.0 million decline in pre-tax income to $171.9 million and a decline in the effective tax rate to 32.0% from 32.7%.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Based upon the same facts, on November 9, 2004, an additional suit was filed in the Eastern District of New York alleging that the Company and various of its officers violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The suit was brought on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The defendants moved to dismiss the ERISA action. On February 6, 2006, the Court granted in part and denied in part the Company’s motion to dismiss. The Court ruled that one of the two putative class representatives did not have standing under ERISA, but found that there were issues of fact concerning the standing of the other putative class representative. The Court ordered that the parties engage in limited discovery concerning the Plaintiff’s standing under ERISA, and the parties made supplemental submissions to the court on the standing issue that are currently pending with the court.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently know to the Company, or that the Company currently deems to be immaterial, also may materially adversely affect the Company’s business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

At June 30, 2006, 1,494,043 shares remained available for repurchase under the Board of Directors’ April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2006.

Use of Proceeds from Common Stock Offering

On April 18, 2006, the Company completed an offering of 24.5 million shares of its common stock, generating aggregate proceeds of $400.6 million. The common stock was issued pursuant to a registration statement on Form S-3 (Registration No. 333-129338) that was initially filed with the Securities and Exchange Commission on October 31, 2005 and declared effective on December 21, 2005.

The underwriter for the offering was Bear, Stearns & Co. Inc., which purchased all of the shares. Total costs for the common stock offering were approximately $400,000. The common stock offering generated net proceeds to the Company of $400.2 million, which were used to fund the acquisition of Atlantic Bank.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on June 7, 2006. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated May 12, 2006. Of the 270,409,954 shares eligible to vote at the annual meeting, 241,682,189 were represented in person or by proxy.

(b)	There was no solicitation in opposition to the Board’s nominees for director, and all of such nominees were elected to three-year terms of office, as follows:

	No. of Votes For	No. of Votes Withheld	Broker Non-Votes
Maureen E. Clancy	230,535,050	11,147,141	-0-
Robert S. Farrell	230,717,392	10,964,798	-0-
Joseph R. Ficalora	231,993,576	9,688,614	-0-
Michael F. Manzulli	232,277,036	9,405,155	-0-
James J. O’Donovan	232,191,339	9,511,343	-0-

(c)	Three additional proposals were submitted for a vote, with the following results:

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006	234,285,587	6,571,654	824,949	Not Applicable

Approval of the New York Community Bancorp, Inc. Management Incentive Compensation Plan	219,463,917	19,733,092	2,485,181	Not Applicable

Approval of the New York Community Bancorp, Inc. 2006 Stock Incentive Plan	133,351,193	19,613,979	2,259,845	Not Applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 2.0:	Agreement and Plan of Merger dated August 1, 2005, by and between New York Community Bancorp, Inc. and Long Island Financial Corp. (1)

Exhibit 2.1:	Stock Purchase Agreement between New York Community Bancorp, Inc. and NBG International Holdings B.V., dated as of October 10, 2005 (2)

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (3)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (4)

Exhibit 3.3:	Bylaws, as amended (5)

Exhibit 3.4(a):	Amendment to the Bylaws of the Company effective October 31, 2003 (6)

Exhibit 3.4(b):	Amendment to the Bylaws of the Company effective March 16, 2004 (7)

Exhibit 4.1:	Specimen Stock Certificate (8)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15(d)-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Exhibit filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.
(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.
(3)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
(4)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).
(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on September 15, 2003 (Registration No. 333-107498).
(7)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.
(8)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 9, 2006	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer

DATE: August 9, 2006	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President
and Chief Financial Officer