Form 10-Q
period 2006-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2006-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Par Value: $0.01

Classes of Common Stock

295,146,315

Number of shares outstanding at

November 1, 2006

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2006

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets:
Cash and cash equivalents	$269,807	$231,803
Securities available for sale:
Mortgage-related securities ($1,718,786 and $1,908,761 pledged, respectively)	1,726,665	1,967,770
Other securities ($200,126 and $220,700 pledged, respectively)	410,660	411,444
Securities held to maturity:
Mortgage-related securities ($1,378,386 and $1,310,829 pledged, respectively; fair value of $1,331,868 and $1,510,387, respectively)	1,429,336	1,606,468
Other securities ($1,031,274 and $1,189,797 pledged, respectively; fair value of $1,624,359 and $1,659,670, respectively)	1,641,991	1,651,570

Total securities	5,208,652	5,637,252
Loans, net of deferred loan fees and costs	19,756,072	17,028,402
Less: Allowance for loan losses	(85,530)	(79,705)

Loans, net	19,670,542	16,948,697
Federal Home Loan Bank of New York stock, at cost	370,732	330,212
Premises and equipment, net	197,615	140,279
Goodwill	2,151,951	1,980,689
Core deposit intangibles	111,430	86,533
Other assets	943,557	928,240

Total assets	$28,924,286	$26,283,705

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$3,460,509	$3,576,983
Savings accounts	2,482,440	2,434,990
Certificates of deposit	6,639,156	5,247,029
Non-interest-bearing accounts	1,169,688	845,897

Total deposits	13,751,793	12,104,899

Official checks outstanding	26,891	43,438
Borrowed funds:
Wholesale borrowings	10,283,853	9,717,392
Junior subordinated debentures	456,942	454,197
Other borrowings	354,649	357,069

Total borrowed funds	11,095,444	10,528,658

Mortgagors’ escrow	121,519	63,051
Other liabilities	216,629	218,782

Total liabilities	25,212,276	22,958,828

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 295,117,419 and 273,396,452 shares issued; 295,117,419 and 269,776,791 shares outstanding, respectively)	2,951	2,734
Paid-in capital in excess of par	3,332,240	3,012,655
Retained earnings (partially restricted)	441,544	475,501
Less: Treasury stock (0 and 3,619,661 shares, respectively)	—	(100,169)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(5,986)	(6,874)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale	(45,539)	(43,359)
Net unrealized loss on securities transferred to held to maturity	(10,087)	(12,498)

Total stockholders’ equity	3,712,010	3,324,877

Commitments and contingencies

Total liabilities and stockholders’ equity	$28,924,286	$26,283,705

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income:
Mortgage and other loans	$288,839	$226,636	$821,519	$630,323
Securities	72,108	72,404	218,564	249,468
Money market investments	350	217	994	558

Total interest income	361,297	299,257	1,041,077	880,349

Interest Expense:
NOW and money market accounts	30,397	22,087	87,580	54,493
Savings accounts	5,299	3,061	12,391	10,410
Certificates of deposit	70,148	31,285	178,115	75,422
Borrowed funds	115,575	95,939	342,089	277,550
Mortgagors’ escrow	31	60	141	193

Total interest expense	221,450	152,432	620,316	418,068

Net interest income	139,847	146,825	420,761	462,281
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	139,847	146,825	420,761	462,281

Non-interest Income:
Fee income	10,437	8,394	28,531	24,785
Net securities gains	—	83	2,823	2,999
Loss on mark-to-market of interest rate swaps	—	—	(6,071)	—
Gain on sale of bank-owned properties	—	—	—	6,110
Other	13,030	13,200	41,019	42,108

Total non-interest income	23,467	21,677	66,302	76,002

Non-interest Expense:
Operating expenses:
Compensation and benefits	34,478	26,057	96,536	76,617
Occupancy and equipment	15,875	10,886	41,894	33,359
General and administrative	14,063	12,116	39,697	35,223
Other	2,012	1,181	4,736	4,990

Total operating expenses	66,428	50,240	182,863	150,189
Prepayment of borrowings	—	—	26,477	—
Termination of interest rate swaps	—	—	1,132	—
Amortization of core deposit intangibles	5,049	2,930	12,822	8,803

Total non-interest expense	71,477	53,170	223,294	158,992

Income before income taxes	91,837	115,332	263,769	379,291
Income tax expense	29,360	37,717	84,305	124,122

Net Income	$62,477	$77,615	$179,464	$255,169

Other comprehensive income, net of tax:
Change in net unrealized losses on securities, net of tax	22,993	(17,520)	231	(9,883)

Total comprehensive income, net of tax	$85,470	$60,095	$179,695	$245,286

Basic earnings per share	$0.21	$0.30	$0.64	$0.98

Diluted earnings per share	$0.21	$0.30	$0.63	$0.97

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2006
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 2,734
Shares issued in secondary offering (21,713,502)	217

Balance at end of period	2,951

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,012,655
Shares issued in secondary offering	314,149
Allocation of ESOP stock	3,852
Exercise of stock options	1,353
Tax effect of stock plans	231

Balance at end of period	3,332,240

Retained Earnings (partially restricted):
Balance at beginning of year	475,501
Net income	179,464
Dividends paid on common stock ($0.75 per share for the nine-month period)	(213,421)

Balance at end of period	441,544

Treasury Stock:
Balance at beginning of year	(100,169)
Purchase of common stock (139,681 shares)	(2,352)
Shares issued in secondary offering (2,786,498)	85,806
Exercise of stock options (972,844 shares)	16,717
Cash-in-lieu of fractional shares	(2)

Balance at end of period	0

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(6,874)
Earned portion of ESOP	888

Balance at end of period	(5,986)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(55,857)
Net unrealized loss on securities available for sale, net of tax of $330	(491)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(1,619)	2,411
Less: Reclassification adjustment for gains included in net income, net of tax of $1,134	(1,689)

Change in net unrealized losses on securities, net of tax	231

Balance at end of period	(55,626)

Total stockholders’ equity	$3,712,010

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$179,464	$255,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,383	10,075
Accretion of discounts, net of premium amortization	(3,966)	(14,730)
Net change in net deferred loan origination costs and fees	(142)	552
Amortization of core deposit intangibles	12,822	8,803
Net securities gains	(2,823)	(2,999)
Net gains on sales of loans	(523)	(3,214)
Gain on sales of bank-owned properties	—	(6,110)
Tax effect of stock plans	—	1,738
Allocated portion of ESOP	4,740	5,410
Changes in assets and liabilities:
Decrease in deferred income taxes, net	37,473	21,194
Decrease in other assets	25,301	100,477
(Decrease) increase in official checks outstanding	(26,304)	23,216
Decrease in other liabilities	(15,958)	(1,566)
Originations of loans held for sale	(42,236)	(64,378)
Proceeds from sales of loans originated for sale	41,825	61,821

Net cash provided by operating activities	221,056	395,458

Cash Flows from Investing Activities:
Proceeds from repayments of securities held to maturity	192,019	619,123
Proceeds from repayments of securities available for sale	303,787	301,470
Proceeds from sales of securities available for sale	1,236,530	518,264
Purchase of securities available for sale	(175,320)	(6,567)
Net purchase of Federal Home Loan Bank of New York stock	(27,908)	(80,479)
Adjustments to intangible assets, net	(3,128)	13,758
Net increase in loans	(1,518,121)	(2,627,750)
Proceeds from sales of bank-owned properties	—	7,847
Proceeds from sale of loans	—	173,463
Purchases of premises and equipment, net	(8,885)	(1,584)
Net cash used in acquisition	(325,765)	—

Net cash used in investing activities	(326,791)	(1,082,455)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(149,783)	733,162
Net increase in borrowed funds	50,075	109,825
Net increase in mortgagors’ escrow	47,053	46,600
Tax effect of stock plans	231	—
Proceeds from issuance of common stock	400,172	—
Cash dividends paid on common stock	(213,421)	(195,703)
Treasury stock purchases	(2,352)	(1,091)
Net cash received from stock option exercises	11,766	10,241
Cash in lieu of fractional shares	(2)	—

Net cash provided by financing activities	143,739	703,034

Net increase in cash and cash equivalents	38,004	16,037
Cash and cash equivalents at beginning of period	231,803	188,850

Cash and cash equivalents at end of period	$269,807	$204,887

Supplemental information:
Cash paid for (received from):
Interest	$633,606	$474,546
Income taxes	7,669	(31,500)
Non-cash investing activities:
Transfer to other real estate owned from loans	$—	$1,019

Note:	The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and liabilities assumed in the acquisition of Atlantic Bank on April 28, 2006 were $2.5 billion and $2.4 billion, respectively.

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries: New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the Company’s results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

Certain reclassifications have been made to prior-period consolidated financial statements to conform to the 2006 presentation, including a reclassification of the amounts of Treasury stock and paid-in capital in excess of par to appropriately reflect the cost of the Treasury shares issued in the acquisition of Long Island Financial Corp. In addition, the Company has classified all prepayment penalties on multi-family and commercial real estate loans as interest income, as opposed to classifying some as interest income and some as fee income, as in the past. For the three months ended September 30, 2006 and 2005, $3.9 million and $11.4 million of prepayment penalties were reclassified. For the nine months ended September 30, 2006 and 2005, $16.6 million and $19.0 million of prepayment penalties were reclassified.

In addition, the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 reflects the classification of cash flows attributable to one-to-four family mortgage loans originated with the intent to sell as “operating activities,” in accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.” The cash flows from the origination and sale of such loans had previously been classified as “investing activities.” The prior-period amounts presented have been reclassified to conform to the current-period presentation. The reclassification had the effect of decreasing the subtotal of cash flows from operating activities by $2.6 million for the nine months ended September 30, 2005 and increasing the cash flows from investing activities during that period by the same amount. The reclassification is not material to the Company’s Consolidated Financial Statements.

Note 2. Stock-based Compensation

The Company had nine stock plans at September 30, 2006: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; and the 1998 Long Island Financial Corp. Stock Option Plan (collectively, the “Stock Option Plans”). The number of shares reserved for future issuance under the Stock Option Plans was 564,363 at September 30, 2006.

At September 30, 2006, the Company also had 9,000,000 shares available for grant as options or restricted stock under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. As of September 30, 2006, no options or restricted stock had been granted under the 2006 Stock Incentive Plan.

Under the Stock Option Plans, each granted stock option entitles the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant. All stock options expire ten years from the date on which they were granted.

At the time of grant, all stock options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment was terminated due to death, disability, normal retirement, or in the event of a change in control. However, on December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested options to acquire the Company’s common stock that were outstanding at that date (the “Acceleration”). A total of 1.4 million stock options were impacted by the Acceleration. All other terms and conditions of the accelerated stock options remained unchanged.

The Company did not grant any stock options during the nine months ended September 30, 2006; accordingly, there were no unvested stock options as of that date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), which the Company adopted on January 1, 2006 using the modified prospective approach, the Company did not record any compensation expense relating to stock options for the nine months ended September 30, 2006. The adoption of

SFAS No. 123R had no impact on the Company’s basic or diluted earnings per share for the three or nine months ended September 30, 2006.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Stock Option Plans and, therefore, no compensation cost for such options had been recognized. Had compensation cost for the Stock Option Plans been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” the Company’s pro forma net income in the third quarter of 2005 would have amounted to $76.1 million and been equivalent to both basic and diluted earnings per share of $0.29. For the nine months ended September 30, 2005, pro forma net income would have amounted to $250.6 million and been equivalent to both basic and diluted earnings per share of $0.96. The weighted average assumptions used for the valuation of options granted during the first nine months of 2005 were as follows: a dividend yield of 3.8%; expected volatility of 29.5%; a risk-free interest rate of 4.4%; and an expected life of ten years.

The status of the Company’s Stock Option Plans at September 30, 2006 and the changes that occurred during the three and nine months ended at that date are summarized in the following table:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable, beginning of period	19,409,187	$15.08	20,313,114	$14.95
Granted	—	N/A	—	N/A
Exercised	(75,600)	10.87	(978,476)	11.97
Forfeited	(5,333)	16.06	(6,384)	15.88

Stock options outstanding and exercisable, end of period	19,328,254	$15.10	19,328,254	$15.10

Total options outstanding and exercisable at September 30, 2006 had a weighted average remaining contractual life of 4.79 years, a weighted average exercise price of $15.10, and an aggregate intrinsic value of $34.2 million. The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $5.2 million and $5.4 million, respectively.

Note 3. Available-for-Sale Securities

The following table summarizes the amortized cost and estimated market values of the Company’s available-for-sale securities at the dates indicated:

	September 30, 2006		December 31, 2005
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$860,761	$824,083	$914,280	$882,299
GSE CMOs (2)	362,237	345,712	445,452	428,873
Private label CMOs	570,633	555,615	670,750	655,206
Other mortgage-related securities	1,255	1,255	1,392	1,392

Total mortgage-related securities	$1,794,886	$1,726,665	$2,031,874	$1,967,770

Other securities:
U.S. Government agency obligations	$250,396	$250,814	$221,707	$221,707
U.S. Treasury obligations	1,095	1,101	505	505
Corporate and other bonds	40,669	37,409	35,990	34,295
State, county, and municipal	6,644	6,563	6,683	6,589
Capital trust notes	20,750	16,312	28,682	24,204
Equities	99,177	98,461	125,959	124,144

Total other securities	$418,731	$410,660	$419,526	$411,444

Total securities available for sale	$2,213,617	$2,137,325	$2,451,400	$2,379,214

(1)	Government-sponsored Enterprises
(2)	Collateralized mortgage obligations

The Company has determined that the unrealized losses on securities at September 30, 2006 were temporary impairments due to changes in market interest rates and not to significant credit deterioration or other factors. Management currently expects that the unrealized losses on securities will be recovered within a reasonable time through a typical interest rate cycle, and believes that the Company has the ability and intent to retain these securities until recovery of market value.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	September 30, 2006		December 31, 2005
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$14,699,633	74.40%	$12,854,188	75.49%
Commercial real estate	3,009,389	15.23	2,888,294	16.96
Construction	1,182,370	5.99	856,651	5.03
One-to-four family	242,477	1.23	254,510	1.49

Total mortgage loans	19,133,869	96.85	16,853,643	98.97
Net deferred loan origination costs (fees)	635		(310)

Total mortgage loans, net	19,134,504		16,853,333

Other loans:
Business	586,774		152,638
Consumer	27,836		16,319
Lease financing, net of unearned income	8,186		6,536

Total other loans	622,796	3.15	175,493	1.03
Net deferred loan origination fees	(1,228)		(424)

Total other loans, net	621,568		175,069
Less: Allowance for loan losses	(85,530)		(79,705)

Loans, net	$19,670,542	100.00%	$16,948,697	100.00%

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2006	December 31, 2005
FHLB-NY advances	$ 6,498,858	$ 5,409,458
Repurchase agreements	3,784,995	4,307,934
Junior subordinated debentures	456,942	454,197
Senior debt	192,649	195,069
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$11,095,444	$10,528,658

At September 30, 2006, the Company had $456.9 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by ten statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of September 30, 2006:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust I	10.460%	$ 18,174	$ 17,400	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	23,333	22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
NYCB Capital Trust I	9.170	37,114	36,000	November 28, 2001	December 8, 2031	December 8, 2006
New York Community Statutory Trust I	8.990	36,115	35,032	December 18, 2001	December 18, 2031	December 18, 2006
New York Community Statutory Trust II	9.218	51,805	50,250	December 28, 2001	December 28, 2031	December 28, 2006
New York Community Capital Trust V	6.000	191,520	183,015	November 4, 2002	November 1, 2051	November 4, 2007
Roslyn Preferred Trust I	8.720	64,791	62,842	March 20, 2002	April 1, 2032	April 1, 2007
LIF Statutory Trust I	10.600	8,317	8,085	September 7, 2000	September 7, 2030	September 7, 2010

		$456,942	$440,174

(1)	Excludes the effect of purchase accounting adjustments.

Please see “Redemption of Trust Preferred Securities” under “Recent Events” in this report.

In 2003, the Company entered into four interest rate swap agreements to hedge the interest rate risk inherent in certain of these junior subordinated debentures. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company concluded in the first quarter of 2006 that its interest rate swap transactions did not qualify for the short-cut accounting method. Accordingly, during said quarter, the Company re-designated three of the swaps associated with these transactions as fair value hedges under the long-haul accounting method, in order to qualify them for fair value hedge accounting under SFAS No. 133, effective March 31, 2006. In the second quarter of 2006, in connection with the repositioning of its liabilities following the acquisition of Atlantic Bank of New York (“Atlantic Bank”) on the 28th of April, the Company terminated its interest rate swap agreements. The termination resulted in a pre-tax charge of $1.1 million which was recorded in “non-interest expense” in the Consolidated Statements of Income for the second quarter of 2006.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures required under SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2006		2005
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,569	$273	$1,230	$237
Service cost	—	2	—	2
Expected return on plan assets	(2,526)	—	(1,920)	—
Unrecognized past service liability	50	11	51	11
Amortization of unrecognized loss	381	17	262	—

Net periodic (credit) expense	$(526)	$303	$(377)	$250

	For the Nine Months Ended September 30,
	2006		2005
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$4,199	$778	$3,690	$711
Service cost	—	6	—	6
Expected return on plan assets	(6,912)	—	(5,760)	—
Unrecognized past service liability	150	32	153	33
Amortization of unrecognized loss	1,143	52	786	—

Net periodic (credit) expense	$(1,420)	$868	$(1,131)	$750

In the first nine months of 2006, the Company contributed $1.5 million to its post-retirement plan.

Note 7. Computation of Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2006	2005	2006	2005
Net income	$62,477	$77,615	$179,464	$255,169
Weighted average common shares outstanding	292,244,262	260,580,328	282,314,713	260,221,487

Basic earnings per common share	$0.21	$0.30	$0.64	$0.98

Weighted average common shares outstanding	292,244,262	260,580,328	282,314,713	260,221,487
Additional dilutive shares using the average market value for the period when utilizing the treasury stock method	1,306,357	2,035,457	1,465,159	2,142,052

Total shares for diluted earnings per share	293,550,619	262,615,785	283,779,872	262,363,539

Diluted earnings per common share and common share equivalents	$0.21	$0.30	$0.63	$0.97

Note 8. Impact of Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income,” net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured) is required to be the company’s fiscal year-end. The Company presently uses a September 30 measurement date for a majority of its pension and post-retirement benefit plans. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on the Company’s unfunded obligations as of December 31, 2005, the adoption of SFAS No. 158 would currently be expected to reduce total stockholders’ equity by approximately $18 million. The actual effect of our adoption on December 31, 2006 will depend on the funded status of our plans at that time which, in turn, will depend on such factors as plan performance and actuarial assumptions. The adoption of SFAS No. 158 is not expected to affect the Company’s results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adopting FIN 48.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on accounting for life insurance in Issue Nos. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”) and 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“FTB 85-4”) (“EITF No. 06-5”).

EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967.” The consensus on this Issue is effective for fiscal years beginning after December 15, 2007 and may be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company has not completed its evaluation of the impact of adopting EITF No. 06-4.

EITF Issue No. 06-5 concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract in accordance with FTB 85-4. These other amounts include: non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., Deferred Acquisition Costs Tax) which would be accounted for on a present-value basis. Items that are “probable” to be received and/or subject to the insurance company’s intent to pay would not be included in the asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. Amounts that would be realized upon surrender of all policies or certificates would not be included when measuring assets. The consensus on this Issue may be effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held. The Company has not completed its evaluation of the impact of adopting EITF No. 06-5.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated statements of financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement Nos. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated statements of financial condition or results of operations.

Note 9. Business Combinations

Proposed Acquisition of PennFed Financial Services, Inc. (“PennFed”)

On November 2, 2006, the Company and PennFed Financial Services, Inc. (“PennFed”) announced the signing of a definitive agreement pursuant to which PennFed will merge with and into the Company, and its primary subsidiary, Penn Federal Savings Bank, will merge with and into the Company’s savings bank subsidiary, New York Community Bank.

Pursuant to the Agreement and Plan of Merger, PennFed shareholders are expected to receive 1.222 shares of Company common stock in a tax-free exchange for each share of PennFed common stock held at the closing date, plus cash-in-lieu of any fractional share. Pending the approval of PennFed’s shareholders and the approval of state and federal regulatory agencies, the acquisition is expected to be completed on or about March 31, 2007.

At September 30, 2006, PennFed had total assets of $2.3 billion, including total loans of $1.7 billion and securities of $505.7 million; total deposits of $1.5 billion; and borrowed funds of $686.3 million.

The acquisition is expected to add 24 branches to the Community Bank’s franchise in New Jersey, including 13 in Essex County, where PennFed currently ranks eighth among all depositories; three in each of Ocean and Monmouth counties; two in each of Middlesex and Hudson counties; and one in Union County.

Acquisition of Atlantic Bank of New York (“Atlantic Bank”)

On April 28, 2006, pursuant to the Purchase Agreement announced on October 11, 2005, the Company acquired Atlantic Bank, a commercial bank headquartered in Manhattan, for $400.0 million. At the acquisition date, Atlantic Bank had total assets of $2.8 billion (including loans of $1.2 billion and securities of $1.1 billion); deposits of $1.8 billion (including core deposits of $1.4 billion); and borrowed funds of $516.7 million. The Company’s results for the nine months ended September 30, 2006 include five months of combined operations with Atlantic Bank.

To fund the all-cash transaction, the Company issued 24.5 million shares of its common stock in a secondary offering on April 18, 2006, generating net proceeds of $400.2 million.

The acquisition added 17 branches to the Company’s commercial bank franchise, expanding its presence in Brooklyn and Long Island, and extending its presence into Manhattan, Queens, and Westchester County. In addition, the acquisition diversified the Company’s asset mix and increased its low-cost core and non-interest-bearing deposits.

The purchase price was allocated to the acquired assets and liabilities of Atlantic Bank based on their fair value as of April 28, 2006, as reflected in the following table:

(in thousands)
Assets:
Cash and cash equivalents	$70,715
Securities	1,121,725
Loans, net	1,202,648
Premises and equipment	59,834
Goodwill	169,648
Core deposit intangible	38,332
Other assets	92,847

Total assets	$2,755,749

Liabilities:
Deposits	$1,796,677
Borrowed funds	516,711
Other liabilities	45,881

Total liabilities	$2,359,269

As the Company is still in the process of finalizing the fair values of the assets and liabilities acquired in the Atlantic Bank transaction, the allocation of the purchase price is subject to further revision.

A core deposit intangible asset (“CDI”) of $38.3 million was recognized in connection with the Atlantic Bank acquisition and is being amortized on an accelerated basis over an estimated useful life of ten years. The Company retained the services of an independent valuation firm to determine the amount of CDI recorded. Operating results for Atlantic Bank were not significant to the consolidated operating results of the Company and, consequently, pro forma operating results have not been presented herein. Included in the purchase price were accrued acquisition costs of approximately $25.2 million. At September 30, 2006, accrued merger-related costs of $13.0 million remained in “other liabilities” in the Consolidated Statement of Condition and consisted primarily of employment benefits, professional fees, and costs associated with the cancellation of certain data processing contracts. None of the goodwill associated with the Atlantic Bank transaction will be deductible for income tax purposes.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	General economic conditions and trends, either nationally or locally in some or all of the areas in which we and our customers conduct our respective businesses;

•	Conditions in the securities markets or the banking industry;

•	Changes in interest rates, which may affect our net income, prepayment penalties and other future cash flows, or the market value of our assets;

•	Changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	Changes in the quality or composition of our loan or investment portfolios;

•	Changes in competitive pressures among financial institutions or from non-financial institutions;

•	Changes in our customer base;

•	Potential exposure to unknown or contingent liabilities of companies targeted for acquisition;

•	Our ability to retain key members of management;

•	Our timely development of new lines of business and competitive products or services within existing lines of business in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Changes in banking, securities, tax, environmental, and insurance laws, regulations, and policies, and the ability to comply with such changes in a timely manner;

•	Changes in accounting principles, policies, practices, or guidelines;

•	Changes in legislation and regulation;

•	Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	The ability to keep pace with, and implement on a timely basis, technological changes;

•	Changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	War or terrorist activities; and

•	Other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

The following factors, among others, could cause the actual results of the proposed acquisition of PennFed Financial Services, Inc. to differ materially from the expectations stated in this filing: the ability of PennFed Financial Services, Inc. to obtain the required shareholder approval and the ability of both companies to obtain the required regulatory approvals; the ability of the two companies to consummate the transaction; a materially adverse change in the financial condition or results of operations of either company; the ability of New York Community Bancorp, Inc. to successfully integrate the assets, liabilities, customers, systems, and any personnel it may acquire into its operations pursuant to the transaction; and the ability to realize the related revenue synergies and cost savings within the expected time frames.

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

Reconciliation of Stockholders’ Equity and Tangible Stockholders’ Equity, Total Assets and Tangible Assets, and the Related Measures

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with GAAP, our management uses these non-GAAP measures in its analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies, including the repurchase of Company shares.

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

Tangible stockholders’ equity, adjusted tangible stockholders’ equity, and the related tangible capital measures should not be considered in isolation or as a substitute for stockholders’ equity or any other capital measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP capital measures may differ from that of other companies reporting measures of capital with similar names.

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related ratios at September 30, 2006 and December 31, 2005 follow:

(dollars in thousands)	September 30, 2006	December 31, 2005
Total stockholders’ equity	$3,712,010	$3,324,877
Less: Goodwill	(2,151,951)	(1,980,689)
Core deposit intangibles	(111,430)	(86,533)

Tangible stockholders’ equity	$1,448,629	$1,257,655

Total assets	$28,924,286	$26,283,705
Less: Goodwill	(2,151,951)	(1,980,689)
Core deposit intangibles	(111,430)	(86,533)

Tangible assets	$26,660,905	$24,216,483

Stockholders’ equity to total assets	12.83%	12.65%

Tangible stockholders’ equity to tangible assets	5.43%	5.19%

Tangible stockholders’ equity	$1,448,629	$1,257,655
Add back: After-tax net unrealized losses on securities	55,626	55,857

Adjusted tangible stockholders’ equity	$1,504,255	$1,313,512

Tangible assets	$26,660,905	$24,216,483
Add back: After-tax net unrealized losses on securities	55,626	55,857

Adjusted tangible assets	$26,716,531	$24,272,340

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.63%	5.41%

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

The market values of our securities, particularly fixed-rate mortgage-related securities, are affected by changes in market interest rates. In general, as market interest rates rise, the market value of fixed-rate securities will decline; as market interest rates fall, the market value of fixed-rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If we deem any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings.

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

Recent Events

Redemption of Trust Preferred Securities

On October 24, 2006, we announced that two of our subsidiaries, NYCB Capital Trust I (“Capital Trust I”) and New York Community Statutory Trust I (“Statutory Trust I”) will redeem all of their respective floating rate trust preferred securities. Capital Trust I will redeem all $36.0 million of its floating rate trust preferred securities on December 8, 2006 and Statutory Trust I will redeem all $35.0 million of its floating rate trust preferred securities on December 18, 2006. We expect to fund the redemptions of these trust preferred securities with the proceeds of a new issue of trust preferred securities to be issued early in December 2006.

Dividend Payment

On October 24, 2006, our Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 15, 2006 to shareholders of record at November 3, 2006.

Proposed Acquisition of PennFed Financial Services, Inc.

On November 2, 2006, the Company announced that it has entered into a definitive agreement to acquire PennFed Financial Services, Inc. (“PennFed”), the holding company for Penn Federal Savings Bank, a New Jersey-based savings bank with 24 branches in Essex, Monmouth, Ocean, Hudson, Middlesex, and Union counties; assets of $2.3 billion, including loans of $1.7 billion; and deposits of $1.5 billion at September 30, 2006.

In the transaction, shareholders of PennFed will receive 1.222 shares of Company common stock in a tax-free exchange for each share of PennFed common stock held at the closing date. The transaction is valued at approximately $260 million, based on the closing price of New York Community Bancorp, Inc. stock on November 2, 2006, and is expected to be completed on or about March 31, 2006, pending receipt of PennFed shareholder approval and the approval of state and federal regulatory agencies.

The proposed transaction will be submitted to PennFed’s stockholders for their consideration. New York Community Bancorp, Inc. will file a registration statement containing a proxy statement/prospectus that will be sent to PennFed’s stockholders, and other relevant documents concerning the proposed transaction, with the U.S. Securities and Exchange Commission (the “SEC”). PennFed will file relevant documents concerning the proposed transaction with the SEC. WE URGE INVESTORS TO READ THE REGISTRATION STATEMENT CONTAINING THE PROXY STATEMENT/PROSPECTUS, AND ANY OTHER RELEVANT DOCUMENTS TO BE FILED WITH THE SEC, BECAUSE THEY CONTAIN IMPORTANT INFORMATION.

Investors will be able to obtain these documents free of charge at the SEC’s web site (www.sec.gov). In addition, documents filed with the SEC by New York Community Bancorp, Inc. will be available free of charge from the Investor Relations Department, New York Community Bancorp, Inc., 615 Merrick Avenue, Westbury, New York 11590. Documents filed with the SEC by PennFed will be available free of charge from the Corporate Secretary, PennFed Financial Services, Inc., 633 Eagle Rock Avenue, West Orange, New Jersey 07052.

The directors, executive officers, and certain other members of management of PennFed Financial Services, Inc. may be soliciting proxies in favor of the transaction from the company’s shareholders. For information about these directors, executive officers, and members of management, shareholders are asked to refer to the proxy statement for PennFed’s 2006 Annual Meeting of Stockholders, which is available on its web site, www.pennfsb.com, and at the address provided in the preceding paragraph.

Executive Summary

A leading financial institution in the New York metropolitan region, with assets of $28.9 billion at the end of September, New York Community Bancorp, Inc. is organized under Delaware Law as a multi-bank holding company and has two primary subsidiaries: New York Community Bank and New York Commercial Bank.

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

In addition to providing an infusion of low-cost and non-interest-bearing deposits, the Atlantic Bank transaction enabled us to reduce our higher-cost sources of funds. In May 2006, we sold $1.2 billion of securities acquired in both the Atlantic Bank and Long Island Financial transactions, and utilized the proceeds to prepay $886.1 million of wholesale borrowings. To further reduce our funding costs, we extended $1.2 billion of wholesale borrowings in the second quarter, bringing the total amount extended in the first six months of the year to $2.5 billion. While the yield curve transitioned from flat to inverted over the course of the second quarter, our net interest margin was supported by the addition of Atlantic Bank’s lower-cost deposits, and by our subsequent efforts to reduce our funding costs.

In the third quarter of 2006, the inversion of the yield curve was exacerbated by the growing discrepancy between short-term and intermediate-term interest rates. While the federal funds rate was maintained at 5.25%, the five-year Constant Maturity Treasury Rate (the “five-year CMT”) declined to 4.59% from 5.10% over the course of the quarter, pressuring our net interest income and net interest margin alike. In addition, the erratic movement of interest rates inhibited loan refinancing and, subsequently, the volume of prepayment penalties received. While our net interest income and margin were supported by three significant factors (an increase in the average balance and yield on assets and loans; the full-quarter benefit of Atlantic Bank’s lower-cost and non-interest-bearing deposits; and the aforementioned reduction of our higher-cost funding sources) our net interest income nonetheless declined $4.2 million to $139.8 million during the quarter, and our margin declined by five basis points to 2.24%.

Our current margin also reflects the classification of all prepayment penalties as interest income during the quarter, rather than splitting such penalties between interest income and fee income as in the past. Although prepayment penalties totaled $5.3 million in both the second and third quarters of 2006, this amount was well below the $13.2 million recorded in the three months ended September 30, 2005. An increase in prepayment penalties would be expected to benefit our net interest margin in the future, while a decline in prepayment penalties would be expected to have the opposite effect.

Loans totaled $19.8 billion at September 30, 2006 and represented 68.3% of total assets, up $309.5 million and $2.7 billion, respectively, from the balances recorded at June 30, 2006 and December 31, 2005. In addition to the $1.2 billion of loans acquired in the Atlantic Bank transaction, the increase reflects year-to-date originations of $4.0 billion, including $1.1 billion in the third quarter of the year. Multi-family loans represented $14.7 billion, or 74.4%, of total loans at the close of the third quarter and were up $175.8 million and $1.8 billion, respectively, from the balances recorded at the earlier dates. In addition to the multi-family loans acquired in the Atlantic Bank transaction, the increase reflects year-to-date originations of $2.4 billion, including third-quarter originations of $541.5 million.

Reflecting the addition of a commercial bank to our traditional savings bank franchise, the portfolio of other loans totaled $622.8 million at the end of September, up $10.6 million and $447.3 million from the levels recorded at June 30, 2006 and December 31, 2005, respectively. Business loans accounted for $586.8 million of the September 30, 2006 balance, and were up $14.9 million and $434.1 million, respectively, from the levels recorded at the earlier dates.

While growing our loan portfolio has been a primary focus, so too has been maintaining our asset quality. At September 30, 2006, non-performing loans represented 0.16% of total loans, consistent with the measures recorded at June 30, 2006 and December 31, 2005. In addition, charge-offs totaled $126,000 in the current third quarter, and consisted entirely of unsecured and consumer loans.

Securities totaled $5.2 billion at the close of the third quarter, representing 18.0% of total assets at that date. While securities continued to generate cash flows for investment into lending, our primary sources of funding in the current third quarter were cash flows from the repayment of loans in the amount of $799.7 million, together with an increase in dividends and wholesale borrowings. Deposits totaled $13.8 billion at September 30, 2006, and were up $137.7 million and $1.6 billion, respectively, from the balances recorded at June 30, 2006 and December 31, 2005. In addition to the deposits acquired in the Atlantic Bank transaction, the increase was driven by a rise in certificates of deposit (“CDs”), including an increase in our use of brokered CDs. CDs totaled $6.6 billion at the close of the current third quarter, while core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing deposits) represented $7.1 billion, or 51.7%. Wholesale borrowings totaled $10.3 billion at the end of the quarter, and represented 35.6% of total assets, the lowest percentage recorded since September 30, 2002.

During the quarter, we also maintained the strength of our capital position. At September 30, 2006, our tangible stockholders’ equity totaled $1.4 billion and was up $191.0 million from the balance recorded at year-end 2005. The September 30, 2006 amount was equivalent to 5.63% of tangible assets, excluding after-tax net unrealized securities losses, and to 5.43% including after-tax net unrealized losses on securities. At December 31, 2005, the respective measures equaled 5.41% and 5.19%. (Please see the reconciliation of stockholders’ equity and tangible stockholders’ equity and of assets and tangible assets earlier in this report.)

Our regulatory capital levels also were solid, with both of our banks continuing to exceed the minimum ratios required for classification as a well-capitalized institution at September 30, 2006.

While the strength of our balance sheet has increased steadily over the past several quarters, our earnings have reflected the adverse impact of the yield curve on our net interest income and net interest margin, discussed above. In addition, our acquisition of Long Island Financial at the end of last year and the acquisition of Atlantic Bank in the second quarter have contributed to an increase in operating expenses, largely reflecting the addition of 29 branches and the related branch and back-office staff. These factors were partly offset by an increase in fee income, largely reflecting a merger-related rise in retail deposit accounts. Reflecting these factors, our earnings amounted to $62.5 million in the current third quarter, equivalent to $0.21 per diluted share.

Summary of Financial Condition at September 30, 2006

The Company had total assets of $28.9 billion at September 30, 2006, a $2.6 billion, or 10.0%, increase from the balance recorded at December 31, 2005.

Loans

Loans totaled $19.8 billion and represented 68.3% of total assets at the close of the third quarter, as compared to $17.0 billion, or 64.8% of total assets, at December 31, 2005. In addition to originations of $4.0 billion, including $1.1 billion in the third quarter, the 16.0% increase in total loans reflects the $1.2 billion of loans acquired in the Atlantic Bank transaction on April 28, 2006. Included in the latter amount were multi-family loans of $440.7 million; commercial real estate loans of $237.4 million; construction loans of $62.1 million; one-to-four family loans of $31.8 million; and other loans of $436.8 million, including $406.4 million of business loans. The growth of the loan portfolio was tempered by loan repayments of $2.4 billion, including $799.7 million in the third quarter of the year.

Multi-family Loans

Multi-family loans accounted for $2.4 billion, or 60.2%, of year-to-date originations, and $541.5 million, or 48.8%, of loans produced in the third quarter of the year. Reflecting the volume of loans produced, as well as those acquired in the Atlantic Bank transaction, the portfolio of multi-family loans rose $1.8 billion, or 14.4%, from the year-end 2005 balance to $14.7 billion, and represented 74.4% of total loans at September 30, 2006. Excluding the loans acquired in the Atlantic Bank transaction, the multi-family loan portfolio grew at an annualized rate of 14.6% in the first nine months of 2006. At the end of September, the average principal balance of a multi-family loan was $3.6 million. The portfolio had an average loan-to-value ratio of 63.7% at quarter-end.

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

As improvements are made to the collateral property, rent increases are permitted under state and city regulations, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner has historically opted to refinance the mortgage, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing, and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.8 years at September 30, 2006.

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

Commercial Real Estate Loans

Commercial real estate loans accounted for $3.0 billion, or 15.2%, of total loans at the end of the third quarter, and were up $121.1 million, or 4.2%, from the balance recorded at year-end 2005. In addition to the loans acquired in the Atlantic Bank transaction, the increase reflects nine-month originations of $261.4 million, representing 6.5% of the year-to-date total, including $48.1 million in the third quarter of the year. At September 30, 2006, the average principal balance of a commercial real estate loan was $2.2 million. The portfolio had an average loan-to-value ratio of 56.3% at that date.

The majority of our commercial real estate loans are secured by retail shopping centers anchored by national credit-rated tenants and by office and mixed-use buildings that are typically located in Manhattan, Nassau, and Suffolk counties. Such loans are structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT plus a margin ranging from 150 to 175 basis points. For years six through ten, the borrower has the option of selecting a monthly adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 300 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points generally being charged on loans that refinance in the first year, scaling down to one percentage point on loans that refinance in year five. Our commercial real estate loans tend to refinance within five years of origination, and the expected weighted average life of the portfolio was 3.7 years at September 30, 2006.

Construction Loans

Construction loans totaled $1.2 billion at the close of the third quarter, and were up $325.7 million, or 38.0%, from the balance recorded at December 31, 2005. While the Atlantic Bank transaction contributed to the increase, the growth of the portfolio was largely due to organic loan production, with nine-month originations totaling $830.2 million, including $262.4 million in the third quarter of the year. At September 30, 2006, the average principal balance of a construction loan was $3.9 million.

Our construction loans typically feature shorter terms than our multi-family and commercial real estate credits, and are generally originated for the construction of residential subdivisions, owner-occupied one-to-four family homes under contract, and multi-family buildings.

Residential subdivision and multi-family construction loans are typically originated for terms of 18 to 24 months, with a prime-based floating rate of interest. Such loans have had a strong credit history, with no losses recorded for more than a decade; they also generate fee income.

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

Other Loans

Other loans rose $447.3 million over the current nine-month period to $622.8 million at September 30, 2006. Business loans accounted for the bulk of the increase, rising $434.1 million to $586.8 million during this time. In addition to the loans acquired in the Atlantic Bank transaction, the growth of the portfolio reflects organic loan production, with year-to-date originations totaling $452.9 million, including $248.0 million in the third quarter of the year. Business loans accounted for $244.8 million and $444.3 million of the other loans produced in the three and nine months ended September 30, 2006, respectively.

The higher quarter-end balance of other loans also reflects a $1.7 million merger-related increase in leases, net of unearned income, to $8.2 million, and an $11.5 million merger-related rise in consumer loans to $27.8 million.

Asset Quality

The quality of the Company’s assets continued to be solid at September 30, 2006, despite the significant growth of the loan portfolio over the nine months ended at that date. While non-performing assets totaled $33.5 million at September 30, 2006, as compared to $31.7 million at June 30, 2006 and $28.9 million at the end of December, the ratio of non-performing assets to total assets was 0.12%, 0.11%, and 0.11% at the respective dates.

Included in the December 31, 2006 amount were non-performing loans of $32.2 million, up $1.8 million and $4.6 million, respectively, from the balances recorded at June 30, 2006 and December 31, 2005. Despite the increase, the ratio of non-performing loans to total loans equaled 0.16% at the end of September, unchanged from the measures recorded at the earlier dates.

At both September 30 and June 30, 2006, the balance of non-performing loans included a $10.7 million construction loan that had been 90 days past due but still accruing interest at the end of December, but that was placed on non-accrual status in the first quarter of 2006. A loan generally is classified as a “non-accrual” loan when it is 90 days past due and management has determined that the collectibility of the entire loan is doubtful. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible. In connection with the reclassification of the $10.7 million credit, we reversed $1.2 million of previously accrued interest from interest income in the first quarter of 2006.

Properties that are acquired through foreclosure are classified as “other real estate owned,” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. Other real estate owned totaled $1.3 million at September 30, 2006, unchanged from the balances recorded at the end of June and December, and consisted of four properties. We continue to be in the process of marketing the properties acquired by foreclosure at prices that exceed their respective carrying values, and therefore do not expect to incur a loss when such properties are sold.

Reflecting the $6.1 million loan loss allowance acquired in the Atlantic Bank transaction and year-to-date charge-offs of $279,000 (including $126,000 in the third quarter), the consolidated allowance for loan losses totaled $85.5 million at September 30, 2006, as compared to $79.7 million at December 31, 2005. The respective amounts were equivalent to 0.43% and 0.47% of total loans and 265.98% and 289.17% of non-performing loans. All of the loans charged off in the first nine months of 2006 consisted of consumer and unsecured credits that were acquired in earlier merger transactions.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at September 30, 2006 and December 31, 2005:

(dollars in thousands)	At or For the Nine Months Ended September 30, 2006	At or For the Year Ended December 31, 2005
Allowance for Loan Losses:
Balance at beginning of period	$79,705	$78,057
Allowance acquired in merger transactions	6,104	1,669
Charge-offs	(279)	(21)

Balance at end of period	$85,530	$79,705

Non-performing Assets:
Non-accrual mortgage loans	$28,559	$15,551
Other non-accrual loans	3,597	1,338

Total non-accrual loans	32,156	16,889
Loans 90 days or more delinquent and still accruing interest	—	10,674

Total non-performing loans	32,156	27,563
Other real estate owned	1,294	1,294

Total non-performing assets	$33,450	$28,857

Ratios:
Non-performing loans to total loans	0.16%	0.16%
Non-performing assets to total assets	0.12	0.11
Allowance for loan losses to non-performing loans	265.98	289.17
Allowance for loan losses to total loans	0.43	0.47

Securities

Securities totaled $5.2 billion at September 30, 2006, and represented 18.0% of total assets, as compared to $5.6 billion, representing 21.4% of total assets, at December 31, 2005. While Atlantic Bank had total securities of $1.1 billion at the date of the acquisition, we sold $1.0 billion of its securities in the second quarter, together with $200.0 million of securities that had been acquired in the Long Island Financial transaction on December 30, 2005.

Largely reflecting the sale of securities in the second quarter, securities generated total cash flows of $1.7 billion in the first nine months of 2006. Sales accounted for $1.2 billion of this total, with repayments accounting for the remaining $495.8 million.

Available-for-sale securities represented $2.1 billion, or 41.0%, of total securities at the end of September, and were down $241.9 million, or 10.2%, from the balance recorded at December 31, 2005. The remainder of the securities portfolio consisted of held-to-maturity securities totaling $3.1 billion, a decline of $186.7 million, or 5.7%, from the year-end 2005 amount.

Mortgage-related securities represented $1.7 billion, or 80.8%, of available-for-sale securities at the close of the third quarter, and $1.4 billion, or 46.5%, of securities held to maturity at that date. Debt and equity (“other”) securities accounted for the remaining $410.7 million of available-for-sale securities and for the remaining $1.6 billion of held-to-maturity securities.

At September 30, 2006, the respective market values of mortgage-related securities and other securities held to maturity were $1.3 billion and $1.6 billion, representing 93.2% and 98.9% of the respective carrying values at that date.

The estimated weighted average life of the available-for-sale securities portfolio was 5.3 years at the close of the third quarter and 4.3 years at December 31, 2005. The estimated weighted average life of available-for-sale mortgage-related securities was 4.1 years and 3.8 years at the corresponding dates.

Reflecting the increase in market interest rates over the last three quarters, the after-tax net unrealized loss on available-for-sale securities rose to $45.5 million at September 30, 2006 from $43.4 million at December 31, 2005. During this time, the after-tax net unrealized loss on securities transferred to held to maturity fell $2.4 million to $10.1 million.

Sources of Funds

In the first nine months of 2006, the Company has had four primary funding sources: the cash flows generated through the sale and repayment of securities; the cash flows generated through the repayment of loans; an increase in deposits; and the use of wholesale borrowings. In addition, the Company utilized the proceeds from the sale of 24.5 million shares of its common stock on April 18, 2006 to finance the acquisition of Atlantic Bank.

The sale of securities generated cash flows of $292,000 in the current third quarter and $1.2 billion in the first nine months of 2006. Securities repayments generated cash flows of $138.5 million and $495.8 million, respectively, in the corresponding periods. Loans generated year-to-date cash flows of $2.4 billion, including $799.7 million in the three months ended September 30, 2006.

Deposits totaled $13.8 billion at the end of the current third quarter, a $1.6 billion, or 13.6%, increase from the balance recorded at December 31, 2005. The increase was primarily due to the Atlantic Bank transaction. Atlantic Bank had $1.8 billion of deposits at the date of the acquisition, including core deposits of $1.4 billion and CDs of $396.5 million. Non-interest-bearing accounts represented $496.3 million, or 27.6%, of the total deposits acquired, with NOW and money market accounts and savings accounts representing $479.6 million and $424.3 million, respectively.

Core deposits accounted for $254.8 million of the nine-month increase in total deposits, and represented $7.1 billion, or 51.7%, of total deposits at September 30, 2006. By comparison, core deposits represented $6.9 billion, or 56.7%, of total deposits at December 31, 2005. The nine-month increase in core deposits was the net effect of a $323.8 million, or 38.3%, rise in non-interest-bearing accounts to $1.2 billion, a $47.5 million rise in savings accounts to $2.5 billion, and a $116.5 million decline in NOW and money market accounts to $3.5 billion. While the balance of NOW and money market accounts was augmented by the Atlantic Bank transaction, the increase was partially offset by a strategic reduction in brokered deposits in the second quarter of the year. Brokered deposits thus represented $1.0 billion of NOW and money market accounts at the close of the current third quarter, as compared to $1.4 billion at December 31, 2005.

CDs represented $6.6 billion, or 48.3%, of total deposits at the close of the third quarter, and were up $1.4 billion, or 26.5%, from the balance recorded at December 31, 2005. The increase was attributable to the CDs acquired in the Atlantic Bank transaction and to a $729.1 million increase in brokered CDs to $833.2 million. With competition for deposits increasing and retail funding costs rising, the Company has been utilizing brokered CDs to supplement its other sources of funds.

Total borrowed funds amounted to $11.1 billion at the end of September, including junior subordinated debentures of $456.9 million, senior debt of $192.6 million, and preferred stock of subsidiaries of $162.0 million. Wholesale borrowings accounted for the remaining $10.3 billion, and were up $566.5 million from the balance recorded at December 31, 2005.

The nine-month increase in wholesale borrowings was the net effect of a $1.1 billion rise in Federal Home Loan Bank of New York (“FHLB-NY”) advances to $6.5 billion, and a $522.9 million reduction in repurchase agreements to $3.8 billion. In the first quarter of 2006, we had increased our use of wholesale borrowings in anticipation of completing the Atlantic Bank transaction; following the transaction, we utilized the cash flows from securities sales and repayments to prepay $886.1 million of wholesale borrowings. On a linked-quarter basis, the rise in wholesale borrowings was a modest $29.5 million, consistent with our focus on reducing our higher-cost sources of funds when market conditions and the availability of other funding sources allow. Wholesale borrowings represented 35.6% of total assets at the end of September, an improvement from 35.7% at the end of June and 37.0% at the end of December, and the lowest ratio recorded since the second quarter of 2002.

In keeping with our focus on reducing our cost of funds, we extended $2.5 billion of wholesale borrowings in the first six months of 2006 to an average call date of 2.6 years, and modified $1.6 million to extend the maturity.

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

At September 30, 2006, our one-year gap was a negative 11.52%, as compared to a negative 8.03% at June 30, 2006 and a negative 10.19% at December 31, 2005. The linked-quarter increase was due to certain wholesale borrowings being moved from the one-to-three-year category to the twelve-month category in view of their expected call date. In addition, our one-year gap reflects a slowdown in prepayments on mortgage loans and mortgage-related securities, and an increase in the balance of shorter-term CDs.  At September 30, 2006, CDs maturing in one year or less represented 90.4% of total CDs, as compared to 76.4% at December 31, 2005.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2006 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 20% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At September 30, 2006
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to Ten Years	More Than Ten Years	Total
Interest-earning Assets:
Mortgage and other loans (1)	$2,942,203	$4,429,327	$7,490,295	$3,990,365	$834,731	$36,995	$19,723,916
Mortgage-related securities (2) (3)	182,790	470,158	966,924	620,815	658,525	256,789	3,156,001
Other securities (2)	677,089	134,973	181,794	999,247	363,175	67,105	2,423,383
Money market investments	63,088	—	—	—	—	—	63,088

Total interest-earning assets	3,865,170	5,034,458	8,639,013	5,610,427	1,856,431	360,889	25,366,388

Interest-bearing Liabilities:
Savings accounts	31,030	93,091	229,936	207,517	1,068,567	852,299	2,482,440
NOW and Super NOW accounts	7,967	23,901	59,035	53,279	274,349	218,822	637,353
Money market accounts	458,888	595,103	636,900	407,616	702,005	22,644	2,823,156
Certificates of deposit	2,429,832	3,573,273	443,606	114,699	77,746	—	6,639,156
Borrowed funds	1,374,536	3,643,195	2,220,824	650,618	2,661,079	545,192	11,095,444

Total interest-bearing liabilities	4,302,253	7,928,563	3,590,301	1,433,729	4,783,746	1,638,957	23,677,549

Interest rate sensitivity gap per period (4)	$(437,083)	$(2,894,105)	$5,048,712	$4,176,698	$(2,927,315)	$(1,278,068)	$1,688,839

Cumulative interest sensitivity gap	$(437,083)	$(3,331,188)	$1,717,524	$5,894,222	$2,966,907	$1,688,839

Cumulative interest sensitivity gap as a percentage of total assets	(1.51)%	(11.52)%	5.94%	20.38%	10.26%	5.84%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	89.84%	72.76%	110.86%	134.16%	113.46%	107.13%

(1)	For purposes of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amounts, based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

To monitor our overall sensitivity to changes in interest rates, we model the effect of instantaneous increases and decreases in interest rates on our assets and liabilities. At September 30, 2006, a 200-basis point increase in interest rates would have reduced the NPV approximately 17.65%, as compared to 12.38% at June 30, 2006 and 16.39% at December 31, 2005. While the NPV analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

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

The following table reflects, based on the information and assumptions in effect at September 30, 2006, the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(8.04)%
+ 100 over one year	(3.59)
– 100 over one year	2.17
– 200 over one year	4.07

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

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

Our principal investing activity is mortgage loan production, with a primary focus on the origination of multi-family loans. In the nine months ended September 30, 2006, the net cash used in investing activities totaled $326.8 million, largely reflecting the volume of loans originated, which was partly offset by the aforementioned cash flows from securities and loans.

Our investing activities were also supported by internal cash flows generated by our operating and financing activities. In the first nine months of 2006, the net cash provided by operating activities totaled $221.1 million; the net cash provided by financing activities totaled $143.7 million, primarily reflecting the aforementioned secondary offering of common stock.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. Our most liquid assets are cash and cash equivalents, which totaled $269.8 million at September 30, 2006, as compared to $231.8 million at December 31, 2005. Additional liquidity stems from our approved line of credit with the FHLB-NY and our portfolio of available-for-sale securities.

CDs due to mature in one year or less from September 30, 2006 totaled $6.0 billion. Our ability to retain our deposit base and to attract new deposits depends on numerous factors, such as customer satisfaction levels, the types of deposit products we offer, and the competitiveness of our interest rates.

To enhance our capacity to attract deposits in an increasingly competitive market, we are currently in the process of upgrading and integrating our commercial bank data processing systems and refining our product menu in order to expedite customer service and facilitate cross-sales of products and services. In addition, we have recently combined the Premier Banking Groups of our community and commercial bank franchises, and are also in the process of developing a performance-based incentive program for our branch personnel.

Off-balance Sheet Arrangements and Contractual Commitments

At September 30, 2006, we had outstanding mortgage loan commitments of $697.6 million, including $216.1 million of multi-family loans. Largely reflecting the acquisition of Atlantic Bank, we also had outstanding letters of credit totaling $74.9 million at the end of the third quarter, an increase from $12.5 million at December 31, 2005. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements, including leases for nine of the branch offices acquired with Atlantic Bank. As the impact of these leases is not material, the amounts involved in our operating lease and license agreements at the close of the third quarter were comparable to the amounts disclosed at December 31, 2005.

Capital Position

Stockholders’ equity totaled $3.7 billion at September 30, 2006, an increase of $387.1 million from the balance recorded at December 31, 2005. The September 30, 2006 amount was equivalent to 12.83% of total assets and a book value of $12.66 per share, based on 293,217,441 shares; the December 31, 2005 amount was equivalent to 12.65% of total assets and a book value of $12.43 per share, based on 267,594,393 shares.

We calculate book value by subtracting the number of unallocated ESOP shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at September 30, 2006 and December 31, 2005 was 1,899,978 and 2,182,398, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding.

The increase in stockholders’ equity was attributable to the Company’s issuance of 24.5 million shares of common stock in a secondary offering on April 18, 2006. The offering generated net proceeds of $400.2 million, which were utilized to finance the all-cash acquisition of Atlantic Bank on April 28, 2006.

Excluding goodwill of $2.2 billion and CDI of $111.4 million, we reported tangible stockholders’ equity of $1.4 billion at September 30, 2006, equivalent to 5.43% of tangible assets and a tangible book value of $4.94 per share. At December 31, 2005, we reported tangible stockholders’ equity of $1.3 billion, equivalent to 5.19% of tangible assets and a tangible book value of $4.70 per share. Excluding after-tax net unrealized losses on securities of $55.6 million and $55.9 million from the respective totals, our adjusted tangible stockholders’ equity was equivalent to 5.63% and 5.41% of adjusted tangible assets at September 30, 2006 and December 31, 2005, respectively. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related measures earlier in this report.)

In addition to the aforementioned issuance of shares, our tangible stockholders’ equity was supported by nine-month 2006 net income of $179.5 million and additional cash contributions to tangible stockholders’ equity of $19.4 million.

During the first nine months of the year, we used $213.4 million of our tangible stockholders’ equity to pay quarterly cash dividends of $0.25 per share, and allocated $2.4 million toward the repurchase of 139,681 shares. Shares are repurchased, at the discretion of management, on the open market or through privately negotiated transactions. Of the shares repurchased in the first nine months of the year, 4,681 were repurchased in connection with stock-based benefit plan-related transactions. At September 30, 2006, there were 1,479,043 shares still available for repurchase under the Board of Directors’ five million-share repurchase authorization on April 20, 2004.

Consistent with our historic performance, our capital levels exceeded the minimum federal requirements for a bank holding company at September 30, 2006. Our leverage capital totaled $2.2 billion, representing 8.12% of adjusted average assets; and our Tier 1 and total risk-based capital amounted to $2.2 billion and $2.3 billion, representing 11.44% and 12.17%, respectively, of risk-weighted assets. At December 31, 2005, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $1.9 billion, $1.9 billion, and $2.1 billion, representing 8.34% of adjusted average assets, 14.26% of risk-weighted assets, and 15.23% of risk-weighted assets, respectively.

In addition, at September 30, 2006, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s, the Community Bank’s, and the Commercial Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2006, in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At September 30, 2006
(dollars in thousands)			Risk-based Capital
	Leverage Capital		Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,150,590	8.12%	$2,150,590	11.44%	$2,289,120	12.17%
Regulatory capital requirement	1,059,390	4.00	752,262	4.00	1,504,523	8.00

Excess	$1,091,200	4.12%	$1,398,328	7.44%	$784,597	4.17%

Regulatory Capital Analysis (New York Community Bank Only)

	At September 30, 2006
(dollars in thousands)			Risk-based Capital
	Leverage Capital		Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,987,042	8.13%	$1,987,042	11.63%	$2,064,949	12.08%
Regulatory capital requirement	978,049	4.00	683,589	4.00	1,367,177	8.00

Excess	$1,008,993	4.13%	$1,303,453	7.63%	$697,772	4.08%

Regulatory Capital Analysis (New York Commercial Bank Only)
	At September 30, 2006
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$265,568	9.40%	$265,568	10.81%	$273,208	11.12%
Regulatory capital requirement	113,035	4.00	98,310	4.00	196,620	8.00

Excess	$152,533	5.40%	$167,258	6.81%	$ 76,588	3.12%

Earnings Summary for the Three Months Ended September 30, 2006

We recorded earnings of $62.5 million, or $0.21 per diluted share, in the current third quarter, as compared to $50.6 million, or $0.18 per diluted share, in the three months ended June 30, 2006 and $77.6 million, or $0.30 per diluted share, in the third quarter of 2005. In the second quarter of 2006, our earnings were reduced by an after-tax post-merger repositioning charge of $18.8 million, which was equivalent to $0.06 per diluted share. Included in the latter after-tax charge was $18.0 million for the aforementioned prepayment of wholesale borrowings and $760,000 for the aforementioned termination of our interest rate swap agreements, both of which followed the acquisition of Atlantic Bank.

The linked-quarter and year-over-year reductions in our third-quarter 2006 earnings largely reflect the adverse impact of the inverted yield curve on our net interest income and the full-quarter impact of the acquisitions of Long Island Financial and Atlantic Bank on our non-interest expense. These factors were only partly offset by a modest rise in fee income, reflecting the merger-related growth of our retail deposit accounts.

In addition, in the third quarter of 2006, consistent with current industry practice, the Company classified all prepayment penalties on loans as interest income, rather than splitting such penalties between interest income and fee income based upon whether or not the loan refinanced with the Company. In the past, when a loan refinanced with the Company, the prepayment penalties were recorded as interest income; when a loan refinanced elsewhere, the prepayment penalties were recorded as fee income, instead. Prepayment penalties totaled $5.3 million in the three months ended September 30, 2006 and in the trailing quarter, as compared to $13.2 million in the third quarter of 2005.

The following table reflects the impact of classifying all prepayment penalties as interest income on the Company’s net interest income, non-interest income, and net interest margin during each of the respective periods:

(dollars in thousands)	Reclassification of Prepayment Penalties
	Net Interest Income			Non-interest Income			Net Interest Margin
	3Q 2006	2Q 2006	3Q 2005	3Q 2006	2Q 2006	3Q 2005	3Q 2006	2Q 2006	3Q 2005
Pre-reclassification	$135,971	$139,428	$135,440	$27,343	$28,247	$33,062	2.18%	2.22%	2.52%
Post-reclassification	139,847	144,016	146,825	23,467	23,659	21,677	2.24	2.29	2.73

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

The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. Over the course of 2005, the FOMC raised the federal funds rate eight times in 25-basis point increments; by the end of the year, the federal funds rate had been raised to 4.25%. In the first six months of 2006, four more rate increases followed, with the FOMC bringing the federal funds rate to 5.25% on June 29th. In the third quarter of 2006, the FOMC refrained from increasing the federal funds rate further. As a result, the rate was maintained at 5.25%.

While the federal funds rate drives the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically driven by intermediate-term interest rates. As previously indicated, the pricing of our multi-family and commercial real estate loans is based upon the five-year CMT. The five-year CMT increased from 3.61% at December 31, 2004 to 4.35% at December 31, 2005, and 4.82% and 5.10%, respectively, at March 31 and June 30, 2006. Over the course of the third quarter, the five-year CMT declined, to 4.59% at September 30, 2006. As a result of these movements in interest rates, the yield curve transitioned from flat to inverted over the course of the second quarter and then inverted further in the third quarter of the year. In addition to increasing our cost of funds, the inversion of the yield curve limited the yields on our interest-earning assets, contributing to a decline in our net interest income and our net interest margin.

In addition, the erratic movement of market interest rates contributed to a decline in refinancing activity, significantly reducing the level of prepayment penalties received. In the three months ended September 30 and June 30, 2006, prepayment penalties amounted to $5.3 million, in contrast with $13.2 million in the three months ended September 30, 2005.

To some extent, the adverse impact of the yield curve was mitigated in the current third quarter by the three-month benefit of our two commercial bank transactions, which provided us with an infusion of low-cost and non-interest-bearing deposits. In addition, the sale of acquired securities following the Atlantic Bank transaction enabled us to prepay $886.1 million of our higher-cost wholesale borrowings in the second quarter of the year. We also reduced our funding costs by extending $2.5 billion of wholesale borrowings to an average call date of 2.6 years during the six months ended June 30, 2006. On the asset side of the balance sheet, the benefit of the transactions is reflected in the loans we acquired, as well as those we have subsequently originated in our expanded marketplace.

Reflecting the factors described above, the Company recorded third quarter 2006 net interest income of $139.8 million, down $7.0 million from the year-earlier level, and $4.2 million from the level recorded in the second quarter of 2006. The year-over-year decline was the net effect of a $62.0 million increase in interest income to $361.3 million and a $69.0 million increase in interest expense to $221.5 million. The linked-quarter decline was the net effect of a $9.2 million rise in interest income and a $13.3 million rise in interest expense.

Year-over-Year Comparison

The year-over-year increase in interest income was driven by a $3.3 billion rise in the average balance of interest-earning assets to $25.2 billion, together with a 26-basis point rise in the average yield to 5.74%. The growth of the average balance was largely fueled by organic loan production and by the loans acquired in the transactions with Long Island Financial and Atlantic Bank. The higher yield was primarily due to the rise in market interest rates over the twelve-month period, and to the higher yields provided by our growing loan portfolio.

The interest income produced by loans rose $62.2 million year-over-year to $288.8 million, driven by a $3.8 billion increase in the average balance to $19.4 billion and a 15-basis point increase in the average yield to 5.94%. The level of interest income produced by loans was tempered by the $7.9 million reduction in prepayment penalties over the twelve months ended September 30, 2006. In addition, the interest income produced by securities fell $296,000 year-over-year to $72.1 million, the net effect of a $461.7 million decline in the average balance to $5.7 billion and a 36-basis point rise in the average yield to 5.05%.

The year-over-year increase in interest expense was driven by a $2.7 billion rise in the average balance of interest-bearing liabilities to $23.5 billion and an 85-basis point rise in the average cost of funds to 3.74%. In addition to the 150-basis point rise in the federal funds rate over the twelve-month period, the year-over-year rise in interest expense was due to an increase in term deposits and to an increase in the Company’s use of borrowed funds. The rise in interest expense also reflects a reduction in the mark-to-market accretion on the CDs and borrowed funds acquired in our merger with Roslyn Bancorp, Inc. (“Roslyn”) on October 31, 2003.

Interest-bearing deposits accounted for $49.4 million of the increase in interest expense over the past four quarters, as the average balance rose $1.8 billion to $12.5 billion and the average cost rose 125 basis points to 3.35%. The bulk of the increase was produced by CDs, which averaged $6.4 billion in the current third quarter, as compared to $4.4 billion in the year-earlier three months. Reflecting the higher average balance and a 150-basis point increase in the average cost of such funds to 4.34%, CDs generated third-quarter 2006 interest expense of $70.1 million, a $38.9 million increase from the year-earlier amount.

The interest expense produced by NOW and money market accounts, meanwhile, rose $8.3 million to $30.4 million, the net effect of a $244.8 million drop in the average balance to $3.4 billion and a 113-basis point rise in the average cost to 3.51%. Savings accounts produced interest expense of $5.3 million, up $2.2 million, the combined result of a $23.4 million increase in the average balance to $2.6 billion and a 34-basis point increase in the average cost to 0.82%. The impact of these increases was partly offset by a $485.9 million rise in the average balance of non-interest-bearing deposits to $1.2 billion, largely reflecting the benefit of our transactions with Long Island Financial and Atlantic Bank.

Borrowed funds generated third quarter 2006 interest expense of $115.6 million, up $19.6 million from the level recorded in the third quarter of 2005. The year-over-year increase was the result of a $901.9 million rise in the average balance to $11.0 billion and a 44-basis point rise in the average cost of such funds to 4.18%.

Net Interest Margin and Interest Rate Spread

The preceding factors also contributed to a year-over-year decline in our interest rate spread and net interest margin, which equaled 2.00% and 2.24%, respectively, in the current third quarter, as compared to 2.59% and 2.73% in the third quarter of 2005. In the current yield curve environment, it is management’s expectation that there will be further downward pressure on our interest rate spread and net interest margin in the coming quarters. The level of our margin will also be impacted by the level of prepayment penalties recorded, with an increase in prepayment penalties likely to benefit our margin, and a reduction likely leading to further narrowing.

Linked-Quarter Comparison

The linked-quarter rise in interest income was driven by an $81.3 million increase in the average balance of interest-earning assets and a 12-basis point increase in the average yield. These increases were largely attributable to the full-quarter benefit of the Atlantic Bank transaction and the organic growth of the loan portfolio.

The average balance of loans rose $488.0 million on a linked-quarter basis, while the average yield on such assets rose nine basis points. As a result, the interest income produced by loans rose $11.8 million in the current third quarter from the level recorded in the second quarter of the year. During this time, the interest income produced by securities fell $2.5 million, the net effect of a $392.0 million decline in the average balance and a 16-basis point rise in the average yield.

The linked-quarter increase in interest expense was attributable to a $78.7 million rise in the average balance of interest-bearing liabilities, together with an 18-basis point rise in the average cost of funds. While the federal funds rate was maintained at 5.25% over the course of the quarter, the average balance of higher-cost CDs rose significantly during this time. CDs accounted for $10.7 million of the $11.1 million rise in interest expense produced by deposits in the current third quarter, the result of a $549.3 million increase in the average balance and a 27-basis point increase in the average cost.

The interest expense produced by savings accounts rose $865,000 during the quarter, the net effect of a $19.3 million decline in the average balance and a 13-basis point rise in the average cost. The increase in interest expense produced by savings accounts was partly offset by a $437,000 decline in the interest expense produced by NOW and money market accounts, as a $364.8 million reduction in the average balance offset a 26-basis point rise in the average cost. During the quarter, the average balance of non-interest-bearing deposits fell $27.7 million.

At $2.2 million, the increase in interest expense produced by borrowed funds was relatively modest. The increase was the net effect of a $21.6 million decline in the average balance and a five-basis point rise in the average cost. The average cost of borrowed funds was favorably impacted by the prepayment of wholesale borrowings in the trailing quarter and by the extension of $1.2 billion of wholesale borrowings to a call date of 2.4 years during that time.

Reflecting the same factors that contributed to the linked-quarter decline in net interest income, our spread and margin declined six and five basis points, respectively, in the three months ended September 30, 2006.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2006				2005
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,424,240	$288,839	5.94%		$15,634,545	$226,636	5.79%
Securities (2) (3)	5,712,371	72,108	5.05		6,174,083	72,404	4.69
Money market investments	29,436	350	4.72		29,893	217	2.88

Total interest-earning assets	25,166,047	361,297	5.74		21,838,521	299,257	5.48
Non-interest-earning assets	3,407,162				3,171,742

Total assets	$28,573,209				$25,010,263

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,438,853	$30,397	3.51%		$3,683,615	$22,087	2.38%
Savings accounts	2,563,579	5,299	0.82		2,540,224	3,061	0.48
Certificates of deposit	6,416,244	70,148	4.34		4,371,220	31,285	2.84
Mortgagors’ escrow	103,218	31	0.12		86,253	60	0.28

Total interest-bearing deposits	12,521,894	105,875	3.35		10,681,312	56,493	2.10
Borrowed funds	10,972,048	115,575	4.18		10,070,162	95,939	3.74

Total interest-bearing liabilities	23,493,942	221,450	3.74		20,751,474	152,432	2.89
Non-interest-bearing deposits	1,228,255				742,346
Other liabilities	217,744				299,650

Total liabilities	24,939,941				21,793,470
Stockholders’ equity	3,633,268				3,216,793

Total liabilities and stockholders’ equity	$28,573,209				$25,010,263

Net interest income/interest rate spread		$139,847	2.00%			$146,825	2.59%

Net interest-earning assets/net interest margin	$1,672,105		2.24%		$1,087,047		2.73%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended
	September 30, 2006				June 30, 2006
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,424,240	$288,839	5.94%		$18,936,269	$277,057	5.85%
Securities (2) (3)	5,712,371	72,108	5.05		6,104,410	74,610	4.89
Money market investments	29,436	350	4.72		44,104	478	4.35

Total interest-earning assets	25,166,047	361,297	5.74		25,084,783	352,145	5.62
Non-interest-earning assets	3,407,162				3,466,536

Total assets	$28,573,209				$28,551,319

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,438,853	$30,397	3.51%		$3,803,638	$30,834	3.25%
Savings accounts	2,563,579	5,299	0.82		2,582,918	4,434	0.69
Certificates of deposit	6,416,244	70,148	4.34		5,866,922	59,475	4.07
Mortgagors’ escrow	103,218	31	0.12		168,149	56	0.13

Total interest-bearing deposits	12,521,894	105,875	3.35		12,421,627	94,799	3.06
Borrowed funds	10,972,048	115,575	4.18		10,993,660	113,330	4.13

Total interest-bearing liabilities	23,493,942	221,450	3.74		23,415,287	208,129	3.56
Non-interest-bearing deposits	1,228,255				1,255,955
Other liabilities	217,744				304,203

Total liabilities	24,939,941				24,975,445
Stockholders’ equity	3,633,268				3,575,874

Total liabilities and stockholders’ equity	$28,573,209				$28,551,319

Net interest income/interest rate spread		$139,847	2.00%			$144,016	2.06%

Net interest-earning assets/net interest margin	$1,672,105		2.24%		$1,669,496		2.29%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

Reflecting said assessment, no provision for loan losses was recorded in the three months ended September 30, 2006, June 30, 2006, or September 30, 2005. While non-performing loans rose to $32.2 million at September 30, 2006 from $30.4 million at the end of June and from $27.6 million at the end of December, the ratio of non-performing loans to total loans equaled 0.16% at all three period-ends. The rise in non-performing loans was partially due to the Atlantic Bank transaction, which contributed $6.1 million to the allowance for loan losses at the acquisition date.

Charge-offs totaled $126,000 in the current third quarter, bringing the year-to-date total to $279,000. Reflecting the acquired allowance and the offsetting impact of the year-to-date charge-offs, the allowance for loan losses rose $5.8 million to $85.5 million from the year-end 2005 balance and represented 0.43% of total loans and 265.98% of non-performing loans at September 30, 2006.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with our earlier discussion of asset quality.

Non-interest Income

Non-interest income largely consists of fee income (now comprised primarily of fees related to retail deposits); and other income, which primarily includes the revenues produced through the sale of third-party investment products; the income generated by our investment in Bank-owned Life Insurance (“BOLI”); and the revenues generated by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

In the third quarter of 2006, we recorded non-interest income of $23.5 million, down from $23.7 million in the trailing quarter, but up from $21.7 million in the third quarter of 2005. Fee income accounted for $10.4 million of the current third-quarter total, and was up $669,000 on a linked-quarter basis and $2.0 million year-over-year. These increases reflect the benefit of the Long Island Financial and Atlantic Bank acquisitions, which provided us with an increase in retail deposit accounts.

Other income totaled $13.0 million in the current third quarter, down $861,000 on a linked-quarter basis and $170,000 year-over-year. While the linked-quarter decline in other income was attributable to a reduction in revenues from all sources but BOLI, the year-over-year decline was largely due to our having recorded an $824,000 gain on the sale of certain assets in the third quarter of 2005. Absent this gain, the year-over-year comparison of other income reflects an increase in revenues from PBC and BOLI, which offset declines in revenues from the sale of third-party investment products and the conduit sale of one-to-four family and other loans.

The following table summarizes the components of non-interest income for the three months ended September 30, 2006, June 30, 2006, and September 30, 2005:

	For the Three Months Ended
(in thousands)	September 30, 2006	June 30, 2006	September 30, 2005
Fee income	$10,437	$ 9,768	$ 8,394
Net securities gains	—	—	83
Other income:
BOLI	6,110	5,775	5,502
PBC	3,281	3,354	3,060
Third-party investment product sales	1,599	1,749	1,764
Gain on sale of 1-4 family and other loans	89	158	178
Other	1,951	2,855	2,696

Total other income	13,030	13,891	13,200

Total non-interest income	$23,467	$23,659	$21,677

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from our merger transactions.

Reflecting the full-quarter impact of the Long Island Financial and Atlantic Bank transactions, we recorded total non-interest expense of $71.5 million in the current third quarter, as compared to $93.2 million and $53.2 million in the trailing and year-earlier three months, respectively. Non-interest expense was boosted in the second quarter of 2006 by a $26.5 million pre-tax charge for the prepayment of wholesale borrowings and a $1.1 million pre-tax charge for the termination of our interest rate swap agreements as we repositioned our balance sheet following the acquisition of Atlantic Bank.

Operating expenses accounted for $66.4 million of non-interest expense in the current third quarter, as compared to $61.6 million and $50.2 million, respectively, in the trailing and year-earlier three months. The year-over-year increase was largely attributable to an $8.4 million rise in compensation and benefits expense to $34.5 million, primarily reflecting the impact of the Atlantic Bank and Long Island Financial acquisitions, as well as normal salary increases and rising medical costs. At September 30, 2006, the number of full-time equivalent employees was 2,461, as compared to 2,470 and 2,045 at June 30, 2006 and September 30, 2005, respectively.

Reflecting the establishment of our commercial bank at the end of 2005, and its expansion at the end of April, occupancy and equipment expense rose $5.0 million year-over-year to $15.9 million, while G&A expense rose $1.9 million to $14.1 million.

The linked-quarter increase in operating expenses stemmed from all four categories, with compensation and benefits expense rising $2.0 million, occupancy and equipment expense rising $1.9 million, and G&A and other expenses rising $939,000 and $496,000, respectively. The linked-quarter increases largely reflect the addition of Atlantic Bank’s 17 branches and the associated increases in staff, supplies, and marketing.

CDI amortization totaled $5.0 million in the current third quarter, up $582,000 on a linked-quarter basis and $2.1 million year-over-year. The linked-quarter increase reflects a full three months of CDI amortization for the Atlantic Bank transaction as compared to two months in the trailing three-month period. The year-over-year increase reflects the three-month impact of the CDI recorded in connection with the acquisitions of both Long Island Financial and Atlantic Bank.

Income Tax Expense

The Company recorded income tax expense of $29.4 million in the current third quarter, up from $23.9 million in the trailing quarter and down from $37.7 million in the third quarter of 2005. The year-over-year decline was primarily attributable to a $23.5 million reduction in pre-tax income to $91.8 million; on a linked-quarter basis, the Company’s pre-tax income was up $17.4 million, primarily reflecting the impact of the aforementioned post-merger repositioning charge on the second-quarter amount. The effective tax rate was 31.97% in the current third quarter, as compared to 32.05% and 32.70% in the three months ended June 30, 2006 and September 30, 2005, respectively.

Earnings Summary for the Nine Months Ended September 30, 2006

The Company recorded earnings of $179.5 million, or $0.63 per diluted share, in the current nine-month period, as compared to $255.2 million, or $0.97 per diluted share, in the nine months ended September 30, 2005. The year-over-year reduction largely reflects the impact of the inverted yield curve on the Company’s net interest income. In addition, the level of non-interest income was reduced by the impact of a $6.1 million pre-tax loss on the mark-to-market of interest rate swaps in the current year’s first quarter, while the additions of Long Island Financial and Atlantic Bank contributed to an increase in non-interest expense.

Furthermore, during the nine months ended September 30, 2006, the Company recorded prepayment penalties of $20.8 million, as compared to $27.6 million in the first nine months of 2005. The following table reflects the impact of classifying all prepayment penalties as interest income on the Company’s net interest income, non-interest income, and net interest margin during the respective nine-month periods.

	Reclassification of Prepayment Penalties
	Net Interest Income		Non-interest Income		Net Interest Margin
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005	2006	2005
Pre-reclassification	$404,139	$443,327	$82,924	$94,956	2.18%	2.76%
Post-reclassification	420,761	462,281	66,302	76,002	2.27	2.87

Net Interest Income

Net interest income totaled $420.8 million in the current nine-month period, as compared to $462.3 million in the nine months ended September 30, 2005. While interest income rose $160.7 million year-over-year to $1.0 billion, the increase was exceeded by a $202.2 million rise in interest expense to $620.3 million.

The difference between our net interest income in the current and year-earlier nine-month periods was largely attributable to the shape of the yield curve, which transitioned from flat to inverted in the second quarter and became more inverted in the third quarter of 2006. Although the five-year CMT averaged 4.80% in the first nine months of 2006, as compared to 3.94% in the year-earlier nine-month period, the increase was exceeded by the steady and more significant rise in short-term interest rates. In addition, the decline in net interest income reflects a reduction in the mark-to-market adjustments on the interest-earning assets and interest-bearing liabilities acquired in the Roslyn merger on October 31, 2003.

These factors were somewhat offset by the nine-month benefit of the Long Island Financial transaction and the five-month benefit of the acquisition of Atlantic Bank. As a result of these transactions, we increased the concentration of lower-cost core and non-interest-bearing deposits within our mix of deposits, and reduced a portion of our higher-cost funding sources in the second quarter of the year. In addition, the transactions contributed to the growth of our interest-earning assets, which were also boosted by the significant volume of loans produced over the past twelve months.

The year-over-year increase in interest income was attributable to a $3.1 billion rise in the average balance of interest-earning assets to $24.6 billion and a 20-basis point rise in the average yield to 5.64%. The growth of the loan portfolio accounted for most of the increase in the average balance of interest-earning assets, while the higher yield was largely due to the aforementioned rise in the five-year CMT. Average loans rose $3.8 billion year-over-year to $18.7 billion, accompanied by a 21-basis point rise in the average yield to 5.87%. As a result, the interest income produced by loans rose $191.2 million to $821.5 million, offsetting a $30.9 million reduction in the interest income produced by securities to $218.6 million. This decline was the net effect of a $750.0 million reduction in the average balance of securities to $5.9 billion, coupled with a six-basis point drop in the average yield to 4.92%.

The year-over-year increase in interest expense was attributable to a $2.6 billion rise in the average balance of interest-bearing liabilities to $23.1 billion and an 89-basis point rise in the average cost of funds to 3.59%. The higher balance was boosted by two primary factors: our increased use of borrowed funds and brokered deposits in the quarters preceding our commercial bank acquisitions, and the deposits that were subsequently acquired in the transactions with Long Island Financial and Atlantic Bank. The higher cost reflects the steady rise in short-term interest rates over the past twelve months.

Reflecting the deposits acquired and our use of brokered deposits, the average balance of interest-bearing deposits rose $1.8 billion year-over-year to $12.1 billion. The average balance was boosted by a $130.6 million rise in the average balance of NOW and money market accounts to $3.6 billion and a $1.9 billion rise in the average balance of CDs to $5.9 billion. These increases were partly offset by a $210.4 million decline in average savings accounts to $2.5 billion, as more of our customers transferred their funds to CDs.

Reflecting the steady rise in interest rates over the past four quarters, the average cost of interest-bearing deposits rose 125 basis points to 3.07% in the current nine-month period, primarily reflecting a 115-basis point rise in the average cost of NOW and money market accounts to 3.25% and a 154-basis point rise in the average cost of CDs to 4.06%. The impact of these increases was partly offset by a $371.4 million rise in the average balance of non-interest-bearing deposits to $1.1 billion, largely reflecting deposits acquired with Atlantic Bank. The net effect was a $137.7 million rise in the interest expense produced by interest-bearing deposits to $278.2 million in the nine months ended September 30, 2006.

The interest expense produced by borrowed funds totaled $342.1 million in the current nine-month period, an increase of $64.5 million from the level recorded in the first nine months of 2005. The increase was the net effect of a $765.4 million rise in the average balance to $11.0 billion and a 58-basis point rise in the average cost of such funds to 4.15%.

Reflecting the same combination of factors that contributed to the year-over-year decline in net interest income, our interest rate spread and net interest margin contracted 69 and 60 basis points, respectively, from the year-earlier measures to 2.05% and 2.27% in the nine months ended September 30, 2006.

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

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006				2005
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$18,668,144	$821,519	5.87%		$14,855,006	$630,323	5.66%
Securities (2) (3)	5,928,496	218,564	4.92		6,678,537	249,468	4.98
Money market investments	30,164	994	4.41		29,009	558	2.57

Total interest-earning assets	24,626,804	1,041,077	5.64		21,562,552	880,349	5.44
Non-interest-earning assets	3,347,185				3,218,251

Total assets	$27,973,989				$24,780,803

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,600,867	$87,580	3.25%		$3,470,270	$54,493	2.10%
Savings accounts	2,512,672	12,391	0.66		2,723,074	10,410	0.51
Certificates of deposit	5,859,821	178,115	4.06		3,995,786	75,422	2.52
Mortgagors’ escrow	125,828	141	0.15		105,665	193	0.24

Total interest-bearing deposits	12,099,188	278,227	3.07		10,294,795	140,518	1.82
Borrowed funds	11,015,469	342,089	4.15		10,250,119	277,550	3.57

Total interest-bearing liabilities	23,114,657	620,316	3.59		20,544,914	418,068	2.70
Non-interest-bearing deposits	1,107,236				735,791
Other liabilities	246,863				301,084

Total liabilities	24,468,756				21,581,789
Stockholders’ equity	3,505,233				3,199,014

Total liabilities and stockholders’ equity	$27,973,989				$24,780,803

Net interest income/interest rate spread		$420,761	2.05%			$462,281	2.74%

Net interest-earning assets/net interest margin	$1,512,147		2.27%		$1,017,638		2.87%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.05	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

As previously noted, the provision for loan losses is based on management’s assessment of the loan loss allowance and the current and historic performance of the loan portfolio, among other factors. We recorded no provision for loan losses in the nine months ended September 30, 2006 or 2005. For additional information, please see the third quarter 2006 discussion of the provision for loan losses, and the discussions of the allowance for loan losses and asset quality earlier in this report.

Non-interest Income

Non-interest income totaled $66.3 million in the first nine months of 2006, down $9.7 million from the level recorded in the first nine months of 2005.

While fee income rose $3.7 million year-over-year to $28.5 million, this increase was offset by a combination of factors, including a $6.1 million pre-tax loss on the mark-to-market of interest rate swaps in the current year’s first quarter and a $176,000 decline in net securities gains to $2.8 million from the year-earlier nine-month amount. In addition, in the first quarter of 2005, we recorded a $6.1 million gain on the sale of certain bank-owned properties.

The year-over-year increase in fee income reflects the benefit of our commercial bank acquisitions, which resulted in an increase in deposit accounts.

Other income totaled $41.0 million in the current nine-month period, a $1.1 million reduction from the level recorded in the first nine months of 2005. Included in the 2005 amount was a gain of $2.8 million on the bulk sale of one-to-four family loans in the second quarter, which supplemented the $414,000 of revenues produced by conduit sales. By comparison, in the first nine months of 2006, one-to-four family loans were sold on a conduit basis only and generated revenues of $523,000. The reduction in other income was also due to a $1.1 million decline in revenues produced by the sale of third-party investment products, to $5.0 million, as more customers opted to put their funds in term deposit accounts. These reductions were partly offset by a $2.1 million rise in the revenues produced by PBC to $10.1 million and a $272,000 rise in BOLI income to $17.4 million.

The following table summarizes the components of our non-interest income for the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30,
(in thousands)	2006	2005
Fee income	$28,531	$24,785
Net securities gains	2,823	2,999
Gain on sale of bank-owned properties	—	6,110
Loss on mark-to-market of interest rate swaps	(6,071)	—
Other income:
BOLI	17,351	17,079
PBC	10,077	7,954
Third-party investment product sales	5,018	6,154
Gain on sale of 1-4 family and other loans	523	3,214
Other	8,050	7,707

Total other income	41,019	42,108

Total non-interest income	$66,302	$76,002

Non-interest Expense

We recorded non-interest expense of $223.3 million in the current nine-month period, as compared to $159.0 million in the first nine months of 2005. The aforementioned prepayment of wholesale borrowings and the termination of our interest rate swap agreements in the second quarter accounted for $27.6 million of the increase;

the remainder of the increase reflects the nine-month impact of the Long Island Financial transaction and the five-month impact of the acquisition of Atlantic Bank.

Largely reflecting the addition of 12 branches at the end of 2005 and 17 more at the end of April, operating expenses rose $32.7 million from the year-earlier level to $182.9 million in the first nine months of 2006. The increase stemmed from a $19.9 million rise in compensation and benefits expense to $96.5 million; an $8.5 million rise in occupancy and equipment expense to $41.9 million; and a $4.5 million rise in G&A expense to $39.7 million. These increases were only partly offset by a $254,000 reduction in other expenses to $4.7 million.

The amortization of CDI rose $4.0 million during this time to $12.8 million, largely reflecting the CDI acquired in the transactions with Long Island Financial and Atlantic Bank.

Income Tax Expense

We recorded income tax expense of $84.3 million in the current nine-month period, down $39.8 million from the level recorded in the first nine months of 2005. The reduction was the result of a $115.5 million decline in pre-tax income to $263.8 million and a decline in the effective tax rate to 32.0% from 32.7%. These reductions reflect, in part, the impact of the post-merger repositioning charge recorded in the second quarter in connection with the acquisition of Atlantic Bank.

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

In 2004, the Company and various executive officers and directors were named in certain putative securities law class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County, that was later removed by the defendants to federal court. On August 9, 2005, the court consolidated the actions and appointed a Lead Plaintiff. On October 6, 2005, the Lead Plaintiff filed a consolidated amended complaint on behalf of a putative class of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, alleging claims under Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The defendants moved to dismiss the action on December 19, 2005. On September 18, 2006, the Court entered a Memorandum of Decision and Order dismissing the consolidated action in its entirety, finding that the Amended Complaint failed to allege any actionable misstatement or omission. On October 4, 2006, the plaintiffs filed a motion for reconsideration of that Order insofar as it denied plaintiffs’ leave to amend. That motion remains pending.

Based upon the same facts and allegations described in the prior paragraph, on November 9, 2004, an additional suit was filed in the Eastern District of New York alleging that the Company and various of its officers violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The suit was brought on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The defendants moved to dismiss the ERISA action. On February 6, 2006, the Court granted in part and denied in part the motion to dismiss. The Court ruled that one of the two putative class representatives did not have standing under ERISA, but found that there were issues of fact concerning the standing of the other putative class representative. After the parties engaged in limited discovery concerning the plaintiff’s standing under ERISA, defendants renewed their motion to dismiss. On October 25, 2006, the Court entered an order dismissing the remaining claims in this action on the ground that the plaintiffs lack standing to pursue the claims.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may materially adversely affect the Company’s business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2006, the Company allocated $249,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: July 1, 2006 through July 31, 2006	—	$ —	—	1,494,043
Month #2: August 1, 2006 through August 31, 2006	15,000	16.58	15,000	1,479,043
Month #3: September 1, 2006 through September 30, 2006	—	—	—	1,479,043

Total	15,000	$16.58	15,000

(1)	All of the shares repurchased in the third quarter of 2006 were purchased on the open market.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At September 30, 2006, 1,479,043 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

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

New York Community Bancorp, Inc. (Registrant)

DATE: November 9, 2006	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President and Chief Executive Officer

DATE: November 9, 2006	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer