Form 10-K
period 2006-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2007-03-01
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590

(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Haven Capital Trust II 10.25% Capital Securities	NASDAQ Global Market
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the shares of common stock outstanding of the registrant was $4.5 billion, excluding 20.0 million shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2006, $16.51, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 22, 2007 was 295,694,813 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2007 are incorporated herein by reference – Part III.

CROSS REFERENCE INDEX

For the purpose of this Annual Report on Form 10-K, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank (the “Community Bank” and the “Commercial Bank,” respectively, and collectively, the “Banks.”)

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	Conditions in the securities markets or the banking industry;

•	Changes in interest rates, which may affect our net income, prepayment penalties and other future cash flows, or the market value of our assets;

•	Changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	Changes in the quality or composition of our loan or investment portfolios;

•	Changes in competitive pressures among financial institutions or from non-financial institutions;

•	Changes in our customer base;

•	Potential exposure to unknown or contingent liabilities of companies we target for acquisition;

•	Our ability to retain key members of management;

•	Our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	Any interruption in customer service due to circumstances beyond our control;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•

Changes in legislation, regulation, and policies, including, but not limited to, those pertaining to banking, securities, tax, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

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

On November 2, 2006, the Company announced that it had entered into a definitive agreement to acquire PennFed Financial Services, Inc. (“PennFed”), the holding company for Penn Federal Savings Bank. The following factors, among others, could cause the actual results of the proposed acquisition to differ materially from the expectations stated in this filing: the ability of PennFed to obtain the required shareholder approval and the ability of both companies to obtain the required regulatory approvals; the ability of the two companies to consummate the transaction; a materially adverse change in the financial condition or results of operations of either company; the ability of the Company to successfully integrate the assets, liabilities, customers, systems, and any personnel we may acquire into our operations pursuant to the transaction; and our ability to realize the related revenue synergies and cost savings within the expected time frames.

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

Please see “Risk Factors” on page 26 of this filing for a further discussion of factors that could affect the actual outcome of future events.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this report. Except as required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

GLOSSARY

BASIS POINT

Throughout this filing, the year-over-year or linked-quarter changes that occur in certain financial measures are reported in terms of basis points. Each basis point is equal to one hundredth of a percentage point, or 0.01%. For example, the ratio of non-performing assets to total assets improved by three basis points year-over-year, to 0.08% from 0.11%.

BOOK VALUE PER SHARE

As we define it, book value per share refers to the amount of stockholders’ equity attributable to each outstanding share of common stock, after the unallocated shares held by our Employee Stock Ownership Plan (“ESOP”) have been subtracted from the total number of shares outstanding. Book value per share is determined by dividing total stockholders’ equity at the end of a period by the adjusted number of shares at the same date. The following table indicates the number of shares outstanding both before and after the total number of unallocated ESOP shares have been subtracted at December 31,

	2006	2005	2004	2003	2002
Shares outstanding	295,350,936	269,776,791	265,190,635	256,649,073	187,847,937
Less: Unallocated ESOP shares	(1,460,564)	(2,182,398)	(4,656,851)	(5,068,648)	(6,409,993)

Shares used for book value per share computation	293,890,372	267,594,393	260,533,784	251,580,425	181,437,944

CHARGE-OFFS

Refers to loan balances that have been written off against the allowance for loan losses.

CORE DEPOSIT INTANGIBLES

Refers to the intangible asset related to the value of core deposit accounts acquired in a merger or acquisition.

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

GOODWILL

Refers to the difference between the purchase price and the fair market value of an acquired company’s assets, net of the liabilities assumed. Goodwill is reflected on the balance sheet and is tested at least annually for impairment.

INTEREST RATE SENSITIVITY

Refers to the likelihood that the interest earned on assets and the interest paid on liabilities will change as a result of fluctuations in market interest rates.

INTEREST RATE SPREAD

The difference between the yield earned on average interest-earning assets and the cost of average interest-bearing liabilities.

LOAN-TO-VALUE RATIO

Measures the current balance of a loan as a percentage of the original appraised value of the underlying property.

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

RENT-CONTROLLED/RENT-STABILIZED BUILDINGS

In New York City, where the vast majority of the properties securing our multi-family loans are located, the amount of rent that tenants may be charged in certain buildings is restricted under certain “rent-control” or “rent-stabilization” laws. Rent-control laws apply to buildings constructed prior to February 1947. An apartment is said to be “rent-controlled” if the tenant has been living continuously in the apartment for a period of time beginning prior to July 1971. When a rent-controlled apartment is vacated, it becomes “rent-stabilized.” Rent-stabilized apartments are typically located in buildings with six or more units that were built between February 1947 and January 1974. Apartments in rent-controlled and -stabilized buildings tend to be more affordable to live in because of the applicable regulations, and are therefore less likely to experience vacancies in times of economic adversity.

REPURCHASE AGREEMENTS

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are collateralized by U.S. Government agency obligations and mortgage-related securities, and are made with either the Federal Home Loan Bank of New York (the “FHLB-NY”) or brokerage firms.

RETURN ON AVERAGE ASSETS

A measure of profitability determined by dividing net income by average assets.

RETURN ON AVERAGE STOCKHOLDERS’ EQUITY

A measure of profitability determined by dividing net income by average stockholders’ equity.

WHOLESALE BORROWINGS

Refers to advances drawn by the Banks against their respective lines of credit with the FHLB-NY, their repurchase agreements with the FHLB-NY and various brokerage firms, and federal funds purchased.

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

RECONCILIATION OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY,

TOTAL ASSETS AND TANGIBLE ASSETS, AND THE RELATED MEASURES

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), our management uses these non-GAAP measures in its analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

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

Neither tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, adjusted tangible assets, nor the related tangible capital measures should be considered in isolation or as a substitute for stockholders’ equity or any other capital measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP capital measures may differ from that of other companies reporting measures of capital with similar names.

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related measures at December 31, 2006 and 2005 follow:

	December 31,
(dollars in thousands)	2006	2005
Total stockholders’ equity	$3,689,837	$3,324,877
Less: Goodwill	(2,148,108)	(1,980,689)
Core deposit intangibles	(106,381)	(86,533)

Tangible stockholders’ equity	$1,435,348	$1,257,655

Total assets	$28,482,370	$26,283,705
Less: Goodwill	(2,148,108)	(1,980,689)
Core deposit intangibles	(106,381)	(86,533)

Tangible assets	$26,227,881	$24,216,483

Stockholders’ equity to total assets	12.95%	12.65%

Tangible stockholders’ equity to tangible assets	5.47%	5.19%

Tangible stockholders’ equity	$1,435,348	$1,257,655
Add back: After-tax net unrealized losses on securities	52,125	55,857

Adjusted tangible stockholders’ equity	$1,487,473	$1,313,512

Tangible assets	$26,227,881	$24,216,483
Add back: After-tax net unrealized losses on securities	52,125	55,857

Adjusted tangible assets	$26,280,006	$24,272,340

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.66%	5.41%

PART I

ITEM 1.	BUSINESS

General

With total assets of $28.5 billion at December 31, 2006, we are the fourth largest publicly traded bank holding company headquartered in the New York metropolitan region, and one of its leading depositories. We currently have 166 banking offices serving customers in all five boroughs of New York City, Suffolk and Nassau Counties on Long Island, Westchester County, and the northern New Jersey counties of Essex, Hudson, and Union.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries, New York Community Bank and New York Commercial Bank (hereafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

Established in April 1859, the Community Bank is a New York State-chartered savings bank with 137 locations spanning our marketplace. We operate our branches through seven divisions, each one serving a specific county or community. Our three largest divisions are Roslyn Savings Bank, with 59 locations on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 34 locations in the New York City borough of Queens; and Richmond County Savings Bank, with 23 locations on Staten Island, which is the fastest growing borough of New York City. In the adjacent markets, our franchise includes Roosevelt Savings Bank, with eight branches serving the borough of Brooklyn; CFS Bank, with one branch in the Bronx, one in Manhattan, and four in Westchester County; First Savings Bank of New Jersey, with four branches in Bayonne (Hudson County), New Jersey; and Ironbound Bank, which serves Union and Essex Counties in New Jersey with two branches each. We also operate a single branch in the Bronx under the name “New York Community Bank.”

We compete for customers by emphasizing convenience and service, and by offering a full range of traditional and non-traditional products and services. All of our Community Bank branches feature weekend hours, including 46 branches that are located inside supermarkets or drugstores. The combination of traditional and in-store branches enables us to offer 70 to 80 hours a week of banking service in the majority of the communities we serve. The Community Bank also offers 24-hour banking at 128 of our 145 ATM locations, as well as 24-hour banking by phone.

On November 2, 2006, we announced the signing of a definitive merger agreement with PennFed Financial Services, Inc. (“PennFed”), the holding company for Penn Federal Savings Bank, a New Jersey State-chartered thrift with assets of $2.3 billion and deposits of $1.5 billion at December 31, 2006. Pending approval of PennFed’s shareholders and the receipt of customary regulatory approvals, we expect to complete the acquisition of PennFed on or about March 31, 2007. The acquisition will add 24 branches to our Community Bank franchise in New Jersey, expanding our presence in Essex, Hudson, and Union Counties, and extending it into Middlesex, Monmouth, and Ocean Counties in the central/southern portion of the state.

The Commercial Bank is a New York State-chartered commercial bank with 29 branches serving Manhattan, Queens, Brooklyn, Westchester County, and Long Island, and began operations on December 30, 2005 in connection with our acquisition of Long Island Financial Corp. (“Long Island Financial”), the holding company for Long Island Commercial Bank. At the date of the acquisition, Long Island Financial merged with and into the Company, and the twelve branches of Long Island Commercial Bank commenced operations under the name “New York Commercial Bank.”

On April 28, 2006, pursuant to a Purchase Agreement announced on October 11, 2005, we expanded our commercial banking franchise with the acquisition of Atlantic Bank of New York (“Atlantic Bank”). At the acquisition date, Atlantic Bank had assets of $2.8 billion, including loans of $1.2 billion and securities of $1.1 billion, and deposits of $1.8 billion, including core deposits of $1.4 billion. As a result of the transaction, we added 17 branches to our Commercial Bank franchise, which operate through the Atlantic Bank division of the Commercial Bank.

To fund the all-cash transaction, we issued 24.5 million shares of our common stock on April 18, 2006, generating net proceeds of $400.1 million.

The Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, and government agencies with a comprehensive menu of business solutions, including installment loans, revolving lines of credit, and cash management services. In addition to featuring up to 48.5 hours per week of in-branch service, the Commercial Bank offers 24-hour banking at 26 ATM locations and by phone.

We also serve our customers through three web sites: www.myNYCB.com, www.NewYorkCommercialBank.com, and www.nycbfamily.com. The web sites provide our customers with 24-hour access to their accounts, and the ability to purchase several of our products online. In addition, the web sites provide extensive information about the Company for current and prospective investors. Earnings releases, dividend announcements, and other press releases are typically available at these sites upon issuance. In addition, our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K) and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available without charge at our web sites, typically within minutes of being filed. The web sites also provide information regarding our corporate governance policies. Information that appears on our web sites should not be considered to be a part of this filing.

Overview

Our financial performance in 2006 was driven by a business strategy with five key components: (1) the origination of multi-family loans, primarily on rent-regulated buildings in New York City; (2) the maintenance of credit standards that have resulted in a solid record of asset quality; (3) the efficient operation of our Company, including our retail branch network; (4) the growth of our franchise through accretive merger transactions; and (5) the strategic post-merger repositioning of our balance sheet.

Multi-family Lending: Multi-family loans are our principal asset. We are the leading producer of multi-family loans for portfolio in New York City, with a focus on loans secured by rent-controlled and -stabilized buildings, which represented 52.0% of the City’s rental housing market in 2006. The loans we produce are typically based on the cash flows produced by the buildings, and are generally made to long-term property owners with a history of growing cash flows over time. The funds we provide are typically used to make improvements to the buildings and the apartments therein, thus increasing their value and the rents that may be charged. As improvements are made, the building’s rent roll increases, prompting the borrower to seek additional funds by refinancing the loan. While our typical loan has a term of ten years, with a fixed rate of interest in years one through five and a rate that adjusts in each year that follows, the majority of our loans tend to refinance within the first five years. Loans that prepay in the first five years generate penalties ranging from five percentage points to one percentage point of the loan balance, depending on the remaining term of the loan. Reflecting the structure of our multi-family credits, the average multi-family loan had an expected weighted average life of 3.8 years at December 31, 2006. In addition, the quality of these assets has been consistently solid: We have not had a loss of principal within this niche for more than twenty-five years.

At December 31, 2006, our portfolio of multi-family loans totaled $14.5 billion, representing 73.9% of loans outstanding, and a year-over-year increase of $1.7 billion, or 13.0%.

To diversify our asset mix, we also originate commercial real estate and construction loans, primarily in New York City and on Long Island, and, with the establishment of our commercial bank, have increased our production of commercial and industrial (“C&I”) loans to small and mid-size businesses.

Commercial Real Estate Lending: Like our multi-family loans, our commercial real estate and construction loans are typically intermediate-term in nature and have a solid record of asset quality, with no charge-offs recorded against the loan loss allowance for more than ten years. Our commercial real estate loans are largely secured by properties in New York City and on Long Island, with Manhattan accounting for the largest share. At December 31, 2006, commercial real estate loans totaled $3.1 billion and represented 15.8% of loans outstanding, signifying a year-over-year increase of $226.1 million, or 7.8%.

Construction Lending: Our construction loan portfolio largely consists of loans for the construction and development of one-to-four family homes and residential subdivisions, primarily on Long Island, and, to a lesser extent, for the construction and development of commercial real estate and multi-family properties. At December 31, 2006, construction loans totaled $1.1 billion, signifying a year-over-year increase of $246.1 million, or 28.7%.

Commercial & Industrial Lending: With the establishment and expansion of the Commercial Bank through our Long Island Financial and Atlantic Bank acquisitions, our loan portfolio now includes a small, but growing, balance of C&I loans. A broad range of loans are available to small and mid-size businesses for working capital (including inventory and receivables), business expansion, and for the purchase of equipment and machinery. Reflecting both acquired loans and organic loan production, C&I loans totaled $643.1 million at December 31, 2006, signifying a $490.5 million increase from the balance recorded at December 31, 2005.

As a result of the growth in the aforementioned portfolios over the twelve-month period, total loans rose $2.6 billion, or 15.4%, year-over-year, to $19.7 billion, representing 69.0% of total assets at December 31, 2006. The growth of our loan portfolio has been fueled by four primary funding sources: cash flows produced by the repayment of loans; cash flows produced by securities sales and repayments; the deposits we’ve gathered organically or acquired through merger transactions; and the use of wholesale funding sources, primarily in the form of Federal Home Loan Bank of New York (“FHLB-NY”) advances and repurchase agreements with the FHLB-NY and various brokerage firms.

In 2006, loan repayments generated cash flows of $3.5 billion, while securities sales and repayments provided cash flows of $2.0 billion. Deposits totaled $12.6 billion at December 31, 2006, and were up $514.1 million from the year-earlier balance, primarily reflecting the deposits acquired with Atlantic Bank. Certificates of deposit (“CDs”) represented $5.9 billion, or 47.1%, of total deposits, with core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) representing the remaining $6.7 billion, or 52.9%, at year-end 2006. Wholesale borrowings rose $1.4 billion year-over-year, to $11.1 billion, as management took advantage of attractive rates to fund our loan production, particularly in the fourth quarter of the year.

Asset Quality: The quality of our assets has long been a hallmark of the Company. In 2006, we extended our record of asset quality by recording a year-over-year reduction of $6.3 million, or 21.9%, in the balance of non-performing assets, and a $6.4 million, or 23.1%, reduction in the balance of non-performing loans. At December 31, 2006, non-performing assets represented $22.5 million, or 0.08%, of total assets and included non-performing loans of $21.2 million, representing 0.11% of total loans. While the level of charge-offs rose from $21,000 in 2005 to $420,000 in 2006, the latter amount represented a modest 0.002% of average loans recorded, and consisted entirely of consumer and unsecured loans acquired in various merger transactions. The quality of our assets reflects the active involvement of our Board of Directors in the loan approval process, the rigorous nature of our credit standards, and the unique character of our multi-family lending niche.

In view of the consistent quality of our assets, and our assessment of the adequacy of our loan loss allowance, we did not record a provision for loan losses in 2006 or 2005. Nonetheless, the allowance for loan losses rose $5.7 million year-over-year, to $85.4 million, representing 402.72% of non-performing loans at December 31, 2006. The increase reflects the addition of $6.1 million through the Atlantic Bank transaction, which more than offset the impact of the charge-offs recorded during the year.

Efficiency: Our efficiency has also been a distinguishing Company characteristic. Notwithstanding the impact of adding a commercial bank franchise with 29 branches, we ranked 13th among the nation’s most efficient banks and thrifts in 2006, with an efficiency ratio of 39.41%. While several factors contribute to the efficiency of our operation, two are chief among them: our ability to contain the costs involved in processing and servicing our multi-family credits, and the expansion of our retail banking franchise primarily through accretive merger transactions.

Accretive Merger Transactions: In addition to organic loan production, our growth has been fueled by merger transactions with other in-market banks. On November 30, 2000, we acquired Haven Bancorp, Inc. (“Haven”), the parent company of CFS Bank, which today accounts for 48 of our Community Bank branches; on July 31, 2001, Richmond County Financial Corp. (“Richmond County”), the parent company of Richmond County Savings Bank, merged with us, providing 26 of our current Community Bank locations, and the second largest deposit franchise on Staten Island. On October 31, 2003, we completed a merger with Roslyn Bancorp, Inc. (“Roslyn”), the parent company of The Roslyn Savings Bank, which added 39 Community Bank locations, including 28 on Long Island, representing our largest deposit base.

On December 30, 2005, we completed the acquisition of Long Island Financial. While substantially smaller in size than our earlier merger partners, Long Island Financial nonetheless provided us with an established commercial banking platform, augmenting our efforts to attract commercial deposits and originate C&I loans.

On April 28, 2006, we expanded our commercial banking franchise with the acquisition of Atlantic Bank. In addition to providing us with a meaningful presence in the attractive Manhattan market, the acquisition extended our commercial bank franchise into Queens and Westchester Counties while expanding our presence in Brooklyn and Long Island. The acquisition also provided us with an opportunity to reduce our higher-cost funding, not only by providing us with an infusion of lower-cost and non-interest-bearing deposits, but also with cash flows from the sale of securities, as further discussed below.

Post-Merger Repositioning of the Balance Sheet: Subsequent to the completion of each of our merger transactions, we have engaged in a strategic repositioning of our balance sheet. In the last six years, we have sold one-to-four family loans, home equity loans, and securities we have acquired, or have securitized acquired one-to-four family loans. The proceeds from the sale of acquired assets have been deployed into higher-yielding loan production or have been used to reduce our higher-cost wholesale sources of funds.

For example, within weeks of completing the Atlantic Bank acquisition, we sold $1.2 billion of the securities acquired in that transaction and the acquisition of Long Island Financial, combined. The proceeds from the sale of securities were used to prepay $886.1 million of higher-cost wholesale borrowings with a weighted average rate of 5.93% and to reduce our balance of brokered deposits by $260.6 million.

The acquisition of PennFed, which is currently pending the necessary shareholder and regulatory approvals, is expected to provide an additional opportunity to reposition our balance sheet. Upon completion of the transaction, we expect to sell the majority of the one-to-four family loans and a portion of the securities acquired. Depending upon market conditions at the time of the acquisition, we expect to utilize the proceeds from the sale of such assets to originate multi-family loans and other higher-yielding credits, and/or to reduce our balance of higher-cost funds.

Our primary source of income is net interest income, which is the difference between the interest income generated by the loans we produce and the securities we invest in, and the interest expense generated by our interest-bearing deposits and borrowed funds. The level of net interest income we generate is influenced by a variety of factors, some of which are within our control (e.g., our mix of interest-earning assets and interest-bearing liabilities); and some of which are not (e.g., the level of short-term interest rates and market rates of interest, and the degree of competition we face for deposits and loans).

While net interest income is our primary source of income, it is supplemented by the non-interest income we produce in a variety of forms. The fee income we generate on loans and deposits is complemented by revenues from a variety of sources, including the sale of third-party investment products, and the sale of one-to-four family loans to a third-party conduit. We also generate other income through our investment in Bank-owned Life Insurance (“BOLI”) and through our investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”), which had $1.6 billion of assets under management at December 31, 2006.

Market Area and Competition

The combined population of our marketplace is 14.0 million, including 4.1 million residents of Nassau, Queens, and Richmond Counties, where 98 of our branches are located and where we enjoy the fourth largest share of deposits among all banks and thrifts, combined.

The drive to compete for deposits is influenced by our need for funding and by the level of interest rates. We generally vie for deposits by emphasizing convenience and service, and by offering our customers access to a multitude of traditional and non-traditional products and services. We have a significant presence in the New York metropolitan region, with 166 branches in total; of this number, 137 are branches of the Community Bank and 29 are branches of the Commercial Bank. We are committed to providing our customers with easy access to their money and to a full range of traditional and non-traditional products and services. In addition to providing banking hours at least six days a week in 151 of our branches, we offer our customers 24-hour banking online, by phone, and through 154 locations featuring 24-hour ATMs.

The success of our efforts is reflected in our deposit market share. For example, in Richmond County, we have an 18.0% share of deposits; in Nassau and Queens Counties, our share of deposits is 11.2% and 7.6%, respectively. With the acquisition of PennFed on or about March 31, 2007, we expect to expand our presence in three of New Jersey’s northern counties and to establish a presence in three additional counties in the central/southern part of the state. In Essex County, we expect to have 15 branches upon completion of the PennFed transaction, and a 6.1% deposit market share.

Service also factors in our ability to compete as a lender. We are recognized as a leading producer of multi-family loans in New York City, and compete on the basis of timely service and the expertise that stems from being a specialist in our field. The majority of our multi-family loans are secured by rent-regulated buildings, a niche that we have focused on for more than 30 years.

With more than 175 banks and thrifts serving our region, we face a significant level of competition for deposits and for loans. In recent years, competition has increased as a result of regulatory actions and legislative changes, which have eased restrictions on interstate banking and the entrance into the financial services market by non-traditional and non-depository providers of financial services. As a result, we not only vie for business with the many banks, thrifts, and credit unions within our local market, but also with mortgage banks, insurance companies, brokerage firms, and investment banks. We also face competition for loans and deposits on a nationwide basis from companies that solicit business over the Internet. Many of the institutions we compete with have greater financial resources and serve a broader market, enabling them to promote their products more extensively.

Our ability to compete has also been affected by industry consolidation. As the acquirer of three in-market thrifts and two in-market commercial banks, we have been an active participant in, and beneficiary of, the trend toward consolidation. Merger transactions have enabled us to expand our branch network, strengthen our management team, and augment our product menu, while enhancing our asset mix and providing us with additional funding to grow our loan portfolio. With the acquisition of Atlantic Bank, we have extended our commercial bank franchise into Manhattan and Queens, and neighboring Westchester County, while expanding our presence in Brooklyn and on Long Island.

In the past few years, we also have faced increased competition as a multi-family lender. While we anticipate that competition for multi-family loans will continue in the future, the level of loans produced in 2006 suggests that we have the capital and human resources to compete effectively. However, no assurances can be made that we will be able to sustain our leadership role in the multi-family lending market, given that loan production may be influenced not only by competition, but also by such other factors as the level of market interest rates, the availability and cost of funding, and the local economy.

Unlike larger financial institutions that serve a broader market, we are focused on serving customers in New York City and on Long Island, with Westchester County and New Jersey currently comprising the remainder of our primary marketplace. Accordingly, our success is substantially tied to the economic health of the New York metropolitan region. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans.

The strength of the economy within our region is reflected in the number of new jobs created and improvements in the unemployment rate in the past year. In the twelve months ended December 31, 2006, the New York State economy experienced an increase of 58,200 jobs in the private sector, with the number of private-sector positions in New York City and on Long Island rising 45,500 and 1,700, respectively. The unemployment rate in New York State fell to 3.8% from 4.9% over the twelve-month period, while New York City’s unemployment rate declined from 5.6% to 4.0%. The unemployment rate on Long Island also improved over the twelve-month period, from 3.9% to 3.2%.

In 2006, the economy in the New York metropolitan region was bolstered by the continued strength of the real estate market, which continues to reflect the comparatively low level of market interest rates. The low level of rates has enabled consumers to refinance their home mortgages, significantly reducing their monthly debt service requirements and increasing their consumption of goods and services. While short-term interest rates have risen significantly since June 30, 2004, the rise in intermediate- and long-term market interest rates has not kept pace. An increase in intermediate-term rates would be expected to impact the volume of multi-family and commercial real estate loan refinancings, as well as the ability of our borrowers to repay their loans.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on such properties. We attempt to control such environmental risks by requiring either that a borrower take environmental insurance on a property or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of all commercial real estate and construction loans, regardless of location, and all out-of-state multi-family loans. In addition, we typically maintain ownership of specific commercial real estate properties we acquire through foreclosure in separately incorporated subsidiaries.

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 32 active subsidiary corporations, 18 of which are direct subsidiaries of the Community Bank, and 14 of which are subsidiaries of Community Bank-owned entities.

The 18 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
NYCB Community Development Corp.	Delaware	Formed to invest in community development activities
RSB Mt. Sinai Ventures, LLC	Delaware	Holding company for Mt. Sinai Ventures, LLC
RSB RNMC Re, Inc.	Delaware	Holding company for RNMC Re, Inc.
Roslyn National Mortgage Corporation	Delaware	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space
Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.
Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building
Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005
1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale
BSR 1400 Corp.	New York	Holds Bank facilities and leases thereon
Bellingham Corp.	New York	A real estate holding company
Blizzard Realty Corp.	New York	A real estate holding company
CFS Investments, Inc.	New York	Sells non-deposit investment products
Main Omni Realty Corp.	New York	Owns foreclosed and investment properties
RCBK Mortgage Corp.	New York	Holds multi-family loans
RCSB Corporation	New York	Owns a branch building
RSB Agency, Inc.	New York	Sells non-deposit investment products
RSB O.B. Ventures, LLC	New York	Holding company for O.B. Ventures, LLC
Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

The 14 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Columbia Preferred Capital Corporation	Delaware	A REIT organized for the purpose of investing in mortgage-related assets
Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, New York, all the units of which were sold by December 31, 2006
Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets
RNMC Re, Inc.	Delaware	A captive re-insurance company which reinsures mortgage impairment policies underwritten by principal carriers
Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets
Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.
Somerset Manor North Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey which were sold in 2005
Somerset Manor South Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey which were sold in 2005
Somerset Manor North Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey which were sold in 2005
Somerset Manor South Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey which were sold in 2005
O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004
Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.
The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC
The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

In addition, the Community Bank maintains one inactive corporation, Bayonne Service Corp., which is organized in New Jersey, and the following inactive corporations which are organized in New York: MFO Holding Corp.; Queens County Capital Management, Inc.; Columbia Resources Corp.; CFSB Funding Corporation; Residential Mortgage Banking, Inc.; Old Northern Co. Ltd.; Columbia Insurance Agency; Columbia Travel Services, Inc.; BSR Corp.; and VBF Holding Corporation.

The Commercial Bank has six active subsidiary corporations, two of which are subsidiaries of Commercial Bank-owned entities.

The four direct subsidiaries of the Commercial Bank are:

Name	Jurisdiction of Organization	Purpose
Standard Funding Corp.	New York	Provides insurance premium financing
Gramercy Leasing Services, Inc.	New York	Provides equipment lease financing
Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp.

The two subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Standard Funding of California, Inc.	California	Provides insurance premium financing
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

The Company owns eight active special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Included in this number is NYCB Capital Trust X, which was formed on December 5, 2006 and LIF Statutory Trust I, which was assumed by the Company in connection with the acquisition of Long Island Financial. Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” within Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

The Company also has three non-banking subsidiaries; two were acquired in the Long Island Financial transaction to provide private banking and insurance services and one was established in connection with the acquisition of Atlantic Bank.

Personnel

At December 31, 2006, the number of full-time equivalent employees was 2,431, as compared to 2,202 at December 31, 2005. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

Federal Taxation

General. The Company and its subsidiaries (excluding REIT subsidiaries) report their income on a consolidated basis for tax purposes, using a calendar year and the accrual method of accounting, and, with some minor exceptions, are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company, the Community Bank, the Commercial Bank, or other Company affiliates.

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

Under the 1996 Act, if the Community Bank makes “non-dividend distributions” to the Parent Company (i.e., the Company on a stand-alone basis), such distributions will be considered to have been made from the Community Bank’s unrecaptured tax bad debt reserves to the extent thereof, and approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) will be included in the Community Bank’s taxable income. Non-dividend distributions include distributions in excess of the Community Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes; distributions in redemption of stock; and distributions in partial or complete liquidation. Dividends paid from the Community Bank’s current or accumulated earnings and profits will not be so included in the Community Bank’s taxable income.

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

State and Local Taxation

New York State Taxation. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries are subject to the New York State Franchise Tax on banking corporations in an annual amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) .01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. Income is allocated to New York State based upon three factors: receipts, wages, and deposits. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries file a New York State combined return.

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

In January 2007, the Governor of the State of New York released a budget proposal which included a number of tax provisions that, if enacted, might adversely impact the New York State and City tax liabilities of the Company. For additional information regarding the proposed tax provisions, please see the discussion of “Critical Accounting Policies—Income Taxes” in Item 7.

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

Regulation and Supervision

General

The Community Bank is a New York State-chartered savings bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) up to applicable legal limits. The Commercial Bank is a New York State-chartered commercial bank and its deposit accounts also are insured by the DIF up to applicable legal limits. Both the Community Bank and the Commercial Bank are subject to extensive regulation and supervision by the New York State Banking Department (the “Banking Department”), as their chartering agency, and by the Federal Deposit Insurance Corporation (the “FDIC”), as their insurer of deposits. Both institutions must file reports with the Banking Department and the FDIC concerning their activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Banks are periodically examined by the Banking Department and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank and a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC, or through legislation, could have a material adverse impact on the Company, the Community Bank, the Commercial Bank, and their operations, and the Company’s shareholders. The Company is required to file certain reports under, and otherwise comply with, the rules and regulations of the Federal Reserve Board (the “FRB”), the FDIC, the Banking Department, and the SEC under federal securities laws. In addition, the FRB periodically examines the Company. Certain of the regulatory requirements applicable to the Community Bank, the Commercial Bank, and the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations and is qualified in its entirety by reference to the actual laws and regulations.

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

Pursuant to the “leeway” power, a savings bank may also make investments not otherwise permitted under New York State Banking Law. This power permits a bank to make investments that would otherwise be impermissible. Up to 1% of a bank’s assets may be invested in any single such investment, subject to certain restrictions; the aggregate limit for all such investments is 5% of a bank’s assets. Additionally, savings banks are authorized to elect to invest under a “prudent person” standard in a wide range of debt and equity securities in lieu of investing in such securities in accordance with, and reliance upon, the specific investment authority set forth in New York State Banking Law. Although the “prudent person” standard may expand a savings bank’s authority, in the event that a savings bank elects to utilize the “prudent person” standard, it may be unable to avail itself of the other provisions of New York State Banking Law and regulations which set forth specific investment authority.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank and commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent of Banks (the “Superintendent”) is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

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

As of December 31, 2006, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier I leverage capital ratio of 5%, a minimum Tier I risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Community Bank at December 31, 2006 appears in Note 16 to the Consolidated Financial Statements, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

The regulatory capital regulations of the FDIC and other federal banking agencies provide that the agencies will take into account the exposure of an institution’s capital and economic value to changes in interest rate risk in assessing capital adequacy. According to the agencies, applicable considerations include the quality of the institution’s interest rate risk management process, overall financial condition, and the level of other risks at the institution for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. Institutions that engage in specified amounts of trading activity may be subject to adjustments in the calculation of the risk-based capital requirement to assure sufficient additional capital to support market risk.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe, for the depository institutions under its jurisdiction, standards that relate to, among other things, internal controls; information and audit systems; loan documentation; credit underwriting; the monitoring of interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (the “FDI Act”). The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

On December 12, 2006, the FDIC, the Office of the Comptroller of the Currency, and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but, rather, reinforces and enhances the Agencies’ existing regulations and guidelines for such lending and portfolio management. We do not expect the CRE Guidance to have a material impact on the Company.

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

Investment Activities

Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks, commercial banks, and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type and in the amount authorized for national banks. State law, FDICIA, and FDIC regulations permit certain exceptions to these limitations. For example, certain state-chartered savings banks, such as the Community Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit institutions to engage in state authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the insurance fund. The Gramm-Leach-Bliley Act of 1999 and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

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

Insurance of Deposit Accounts

The deposits of the Community Bank and the Commercial Bank are insured up to applicable limits by the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined semi-annually by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Community Bank’s and the Commercial Bank’s one-time credits are expected to approximate $13.3 million and $1.7 million, respectively, and the 2007 assessments are expected to be fully covered by these amounts. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly, and during the calendar year ending December 31, 2006, averaged 1.28 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Community Bank and the Commercial Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (the “CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Community Bank’s latest CRA rating, received from the FDIC for the period ended July 5, 2005, was “outstanding.” The Commercial Bank’s latest CRA rating, received prior to its acquisition by the Company, was “satisfactory.”

New York Regulation. The Community Bank and the Commercial Bank are also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon a banking institution organized in New York to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the Banking Department to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The Community Bank’s latest NYCRA rating, received from the Banking Department for the period ended December 31, 2004, was “outstanding.” The Commercial Bank’s latest NYCRA rating, received prior to its acquisition by the Company, was “satisfactory.”

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.8 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $45.8 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $8.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements. Because required reserves must be maintained in the form of vault cash, in a non-interest-bearing account at a Federal Reserve Bank, or in a pass-through account as defined by the FRB, the effect of this reserve requirement is a limitation on an institution’s ability to grow its interest-earning assets.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank (the “FHLB”) System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of capital stock. Pursuant to this requirement, the Community Bank and the Commercial Bank held FHLB-NY stock of $393.5 million and $10.8 million, respectively, at December 31, 2006.

The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended December 31, 2006 and 2005, dividends from the FHLB-NY to the Community Bank amounted to $20.8 million and $15.4 million, respectively. For the fiscal year ended December 31, 2006 dividends from the FHLB-NY to the Commercial Bank amounted to $602,000. A reduction in FHLB-NY dividends or an increase in the interest on future FHLB-NY advances would adversely impact the Company’s net interest income. FHLB System members are also authorized to borrow from the Federal Reserve Bank’s “discount window,” but regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch, if the intended host state has opted into interstate de novo branching. The Community Bank currently maintains eight branches in New Jersey in addition to its branches in New York State and is in the process of acquiring additional New Jersey branches through its acquisition of Penn Federal Savings Bank.

Holding Company Regulation

Federal Regulation. The Company is currently subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “BHCA”), as administered by the FRB.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Community Bank and the Commercial Bank. (Please see “Capital Requirements” earlier in this report.) At December 31, 2006, the Company’s consolidated Total and Tier I capital exceeded these requirements.

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

New York Holding Company Regulation. With the addition of the Commercial Bank, the Company became subject to regulation as a “multi-bank holding company” under New York law since it controls two banking institutions. Among other requirements, this means that the Company must receive the prior approval of the New York State Banking Board prior to the acquisition of 10% or more of the voting stock of another banking institution or to otherwise acquire a banking institution by merger or purchase.

Acquisition of the Holding Company

Federal Restrictions. Under the Federal Change in Bank Control Act (the “CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company, the Community Bank, and the Commercial Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock. See “Holding Company Regulation” earlier in this report.

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

There are various risks and uncertainties that are inherent in our business. Following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition and results of operations, and that could cause the value of our common stock to decline significantly, were they to transpire. Additional risks that are not currently known to us, or that we currently believe to be immaterial, may also have a material effect on our financial condition and results of operations. This report is qualified in its entirety by these risk factors.

We are subject to interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).

The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in the earnings of the Company. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could have an effect on our ability to originate loans and attract and retain deposits; the fair value of our financial assets and liabilities; and the average life of our loan and securities portfolios.

Changes in interest rates could also have an effect on the level of loan refinancing activity which, in turn, would impact the level of prepayment penalties we receive on our multi-family and commercial real estate loans. As prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income generated by the Company during that time.

In 2006, the inversion of the yield curve was exacerbated by the discrepancy between movements in short- and intermediate-term interest rates, as the level of short-term interest rates exceeded the level of intermediate-term interest rates. The result was a reduction in our net interest income and a reduction in our net income. Should the inverted yield curve continue or become more pronounced, our net interest income could experience further contraction, which could have a material adverse effect on our net income, cash flows, and the value of our assets.

Please see “Net Interest Income” and “Asset and Liability Management and the Impact of Interest Rate Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the actions we have been taking to mitigate our exposure to interest rate risk.

We are subject to credit risk.

Risks stemming from our lending activities:

Our business strategy emphasizes the origination of multi-family loans and, to a lesser extent, commercial real estate, construction, and commercial & industrial (“C&I”) loans, all of which are generally larger, and have higher risk-adjusted returns and shorter maturities than one-to-four family mortgage loans. At December 31, 2006, our multi-family, commercial real estate, construction, and C&I loan portfolios totaled $19.4 billion and represented 98.7% of total loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

While our record of asset quality has historically been solid, multi-family and commercial real estate properties are generally believed to involve a greater degree of credit risk than one-to-four family loans. In addition, payments on multi-family and commercial real estate loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of our borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While we seek to minimize these risks through our underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

Construction financing typically involves a greater degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While we seek to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards, an error in such estimates or a downturn in the local economy or real estate market could have a material adverse effect on the quality of our construction loan portfolio, thereby resulting in material losses or delinquencies.

We seek to minimize the risks involved in C&I lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay a C&I loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.

Please see “Loans” and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the polices and procedures we follow in underwriting our multi-family, commercial real estate, construction, C&I, and other loans.

Risks stemming from our focus on lending in the New York metropolitan region:

Our business depends significantly on general economic conditions in the New York metropolitan region, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our lending is primarily concentrated in New York City and the surrounding markets of Nassau, Suffolk, and Westchester Counties in New York, and New Jersey.

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the region or changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond our control could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and commercial real estate loans represent the majority of our loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of property owners to repay their loans on a timely basis, which could have a negative impact on our results of operations.

Please see “Loans” and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the polices and procedures we follow in underwriting our multi-family, commercial real estate, construction, C&I, and other loans.

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

In the process of originating a loan, we make various assumptions and judgments about the ability of the borrower to repay it, based on the cash flows produced by the building, property, or business; the value of the real estate or other assets serving as collateral; and the creditworthiness of the borrower, among other factors.

We also establish an allowance for loan losses through an assessment of probable losses in each of our loan portfolios. Several factors are considered in this process, including historical and projected default rates and loss severities; internal risk ratings; loan size; economic, industry, and environmental factors; and loan impairment, as defined by the Financial Accounting Standards Board. If our assumptions and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, as we continue to grow our loan portfolio, it may be necessary to increase the allowance for loan losses by making additional provisions, which would adversely impact our operating results. Furthermore, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

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

Our success as a competitor depends on a number of factors, including our ability to develop, maintain, and build upon long-term relationships with our customers by providing them with convenience, in the form of multiple branch locations and extended hours of service; access, in the form of alternative delivery channels, such as online banking, banking by phone, and ATMs; a broad and diverse selection of products and services; interest rates and service fees that compare favorably with those of our competitors; and skilled and knowledgeable personnel to assist our customers with their financial needs. External factors that may impact our ability to compete include changes in local economic conditions and real estate values, changes in interest rates, and the consolidation of banks and thrifts within our marketplace.

Please see “Loans” and “Funding Sources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the actions we have taken to attract and retain our depositors and borrowers.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past six years, and continue to be a key component of our business model. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in future periods. However, our ability to engage in future transactions depends on our ability to identify suitable partners, our ability to finance and complete such transactions on acceptable terms and at acceptable prices, and our ability to receive the necessary regulatory approvals and, where required, shareholder approvals.

Furthermore, mergers and acquisitions, including the pending acquisition of PennFed, involve a number of risks and challenges, including the diversion of management’s attention; the need to integrate acquired operations, internal controls, and regulatory functions; the potential loss of key employees and customers of the acquired companies; and an increase in expenses and working capital requirements.

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of the acquisitions we undertake.

Please see Item 1, “Business,” earlier in this report and Notes 1 and 3 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for information about the merger transactions we have completed and the pending acquisition of PennFed.

We may not be able to attract and retain key personnel.

To a large degree, our success depends on our ability to attract and retain key personnel whose expertise, knowledge of our market, and years of industry experience would make them difficult to replace. Competition for skilled leaders in our industry can be intense, and we may not be able to hire or retain the people we would like to have working for us. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business, given the specialized knowledge of such personnel and the difficulty of finding qualified replacements on a timely basis.

To attract and retain personnel with the skills and knowledge to support our business, we offer a variety of benefits which may negatively impact our earnings. Please see Notes 11 and 12 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for a description of our employee and stock-related benefit plans.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. In addition, we own and operate certain properties that may be subject to similar environmental liability risks.

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

We are subject to stringent laws and regulations.

We are subject to regulation, supervision, and examination by the New York State Banking Department, which is the chartering authority for both the Community Bank and the Commercial Bank; by the Federal Deposit Insurance Corporation, as the insurer of our deposits; and by the Board of Governors of the Federal Reserve System.

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and is intended primarily for the protection of customers, the Deposit Insurance Fund, and the banking system in general, and not for the benefit of a company’s shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Any failure to comply with, or any change in such, regulation and supervision, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, our subsidiary banks, and our operations.

Our operations are also subject to extensive legislation enacted, and regulation implemented, by other federal, state, and local governmental authorities, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. While we believe that we are in compliance in all material respects with applicable federal, state, and local laws, rules, and regulations, including those pertaining to banking, lending, and taxes, among other matters, we may be subject to future changes in such laws, rules, and regulations that could have a material impact on our results of operations.

Please see “Regulation and Supervision” in Item 1, “Business,” earlier in this report.

We are subject to litigation risk.

In the normal course of business, we may become involved in litigation, the outcome of which may have a direct material impact on our financial position and daily operations. Please see “Legal Proceedings” under Note 10, “Commitments and Contingencies,” for the current status of existing and threatened litigation.

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

In addition, we outsource certain of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors.

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

Risks associated with changes in technology:

The provision of financial products and services is highly dependent on technology. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

We rely on the dividends we receive from our subsidiaries.

Our holding company is a separate and distinct legal entity from our subsidiaries, and a substantial portion of the revenues it receives consists of dividends from our subsidiary banks. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. In the event that the Banks are unable to pay dividends to the Parent Company, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock. The inability to receive dividends from the Banks could therefore have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the current level of cash dividends paid to our stockholders.

Please see “Supervision and Regulation” in Item 1, “Business,” and Note 14 to the Consolidated Financial Statements, “Restrictions on Subsidiary Banks,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the restrictions on our ability to pay dividends.

Various factors could make a takeover attempt of the Company more difficult to achieve.

While we no longer have a Shareholder Rights Plan, certain provisions of our certificate of incorporation and bylaws, in addition to certain federal banking laws and regulations, could make it more difficult for a third party to acquire the Company without the consent of the Board of Directors, even if doing so were perceived to be beneficial to the Company’s shareholders. These provisions also make it more difficult to remove our current Board of Directors or management or to appoint new directors, and also regulate the timing and content of stockholder proposals and nominations, and qualification for service on the Board of Directors. In addition, the Company has entered into employment agreements with certain executive officers and directors that would require payments to be made to them in the event that their employment was terminated following a change in control of the Company or the Banks. These payments may have the effect of increasing the costs of acquiring the Company. The combination of these provisions could effectively inhibit a non-negotiated merger or other business combination, which could adversely impact the market price of our common stock.

Various factors could impact the price and trading activity in our common stock.

The price of the Company’s common stock can fluctuate significantly in response to a variety of factors, including, but not limited to, the following: actual or anticipated variations in the Company’s quarterly results of operations; earnings estimates and recommendations of securities analysts; the performance and stock price of other companies that investors and analysts deem comparable to the Company; news reports regarding trends and issues in the financial services industry; actual or anticipated changes in the economy, the real estate market, and interest rates; speculation regarding the Company’s involvement in industry consolidation; the Company’s capital markets activities; mergers and acquisitions involving the Company’s peers; delays in, or a failure to realize the anticipated benefits of, an acquisition; speculation about, or an actual change in, dividend payments; changes in legislation or regulation impacting the financial services industry in particular, or publicly traded companies in general; regulatory enforcement or other actions against the Company or the Banks or their affiliates; threats of terrorism or military conflicts; and general market fluctuations. Fluctuations in stock price may make it more difficult for you to sell your common stock at an attractive price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive and administrative offices are located at 615 Merrick Avenue, Westbury, New York. The office building and land had been purchased by CFS Bank in December 1997 and the building is now occupied by the Company under a lease agreement and Payment-in-Lieu-of-Tax (“PILOT”) agreement with the Town of Hempstead Industrial Development Agency (the “IDA”), which was assumed by the Company pursuant to the merger with Haven on November 30, 2000. Under the IDA and PILOT agreements, the Company sold the building and land to the IDA, is leasing them for $1.00 per year for a 10-year period ending December 31, 2007, and will repurchase the building and land for $1.00 upon expiration of the lease term in exchange for IDA financial assistance.

We currently own 55 and lease 120 of our branch offices and other bank business facilities under various lease and license agreements expiring at various times through 2025. (Please see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies: Lease and License Commitments” in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of our business, there are various outstanding legal proceedings. Although no assurances can be given, management currently believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations. Please see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies: Legal Proceedings” in Item 8, “Financial Statements and Supplementary Data,” for a discussion of certain legal proceedings that are outstanding at the present time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange (the “NYSE”) under the symbol “NYB.”

At December 31, 2006, the number of outstanding shares was 295,350,936 and the number of registered owners was approximately 14,000. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2006 and 2005:

		Market Price
	Dividends Declared per Common Share	High	Low	Close
2006
1st Quarter	$0.25	$18.23	$16.33	$17.52
2nd Quarter	0.25	17.70	15.70	16.51
3rd Quarter	0.25	16.85	16.06	16.38
4th Quarter	0.25	16.86	15.70	16.10

2005
1st Quarter	$0.25	$20.63	$17.10	$18.16
2nd Quarter	0.25	18.64	17.19	18.12
3rd Quarter	0.25	19.04	15.85	16.40
4th Quarter	0.25	17.29	15.69	16.52

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on our ability to pay dividends.

On July 6, 2006, our Chairman, President, and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 3031A.12(a) of the NYSE Listed Company Manual.

Share Repurchase Program

From time to time, we repurchase shares of our common stock on the open market or through privately negotiated transactions, and hold such shares in our Treasury account. Repurchased shares may be utilized for various corporate purposes, including, but not limited to, the exercise of stock options and merger transactions.

During the three months ended December 31, 2006, we allocated $63,000 toward share repurchases, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: October 1, 2006 through October 31, 2006	—	—	—	1,479,043
Month #2: November 1, 2006 through November 30, 2006	—	—	—	1,479,043
Month #3: December 1, 2006 through December 31, 2006	3,911	$16.09	3,911	1,475,132
Total	3,911	$16.09	3,911

(1)	All shares were purchased in privately negotiated transactions.
(2)	On February 26, 2004, the Board of Directors authorized the repurchase of five million shares. On April 20, 2004, with 44,816 shares remaining under such authorization, the Board authorized the repurchase of up to an additional five million shares. At December 31, 2006, 1,475,132 shares were still available for repurchase under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph provides a comparison of total shareholder returns on the Company’s Common Stock since December 31, 2001 with the cumulative total returns of a broad market index and a peer group index. The S&P Mid-Cap 400 index was chosen as the broad market index in connection with the Company’s trading activity on the New York stock Exchange, beginning on December 20, 2002. The peer group index chosen was the SNL Bank and Thrift Index, which is comprised of bank and thrift institutions and includes the Company. The data for the indices included below were provided by Hemscott, Inc.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
New York Community Bancorp, Inc.	$100.00	$129.65	$235.00	$176.96	$150.42	$155.74
S&P Mid-Cap 400 Index	$100.00	$85.49	$115.94	$135.05	$152.00	$167.69
SNL Bank and Thrift Index	$100.00	$93.96	$127.39	$142.66	$144.89	$169.30

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2006(1)	2005(2)	2004	2003(3)	2002
EARNINGS SUMMARY:
Net interest income (4)	$561,566	$595,367	$799,343	$532,671	$384,444
Non-interest income (loss) (4)	88,990	97,701	(62,303)	136,291	90,632
Non-interest expense:
Operating expenses	256,362	236,621	193,632	169,373	133,062
Prepayment of borrowings	26,477	—	—	—	—
Termination of interest rate swaps	1,132	—	—	—	—
Amortization of core deposit intangibles	17,871	11,733	11,440	6,907	6,000
Income tax expense	116,129	152,629	176,882	169,311	106,784
Net income(5)	232,585	292,085	355,086	323,371	229,230
Basic earnings per share(5)(6)	$0.82	$1.12	$1.37	$1.70	$1.27
Diluted earnings per share(5)(6)	0.81	1.11	1.33	1.65	1.25
Dividends per share(6)	1.00	1.00	0.96	0.66	0.43
SELECTED RATIOS:
Return on average assets(5)	0.83%	1.17%	1.42%	2.26%	2.29%
Return on average stockholders’ equity(5)	6.57	9.15	11.24	20.74	19.95
Operating expenses to average assets	0.91	0.95	0.78	1.18	1.33
Average stockholders’ equity to average assets	12.60	12.83	12.65	10.90	11.47
Efficiency ratio(5)	39.41	34.14	26.27	25.32	25.32
Interest rate spread (4)	2.04	2.61	3.63	4.04	4.25
Net interest margin (4)	2.27	2.74	3.70	4.15	4.44
Dividend payout ratio	123.46	90.09	72.18	39.89	34.23
BALANCE SHEET SUMMARY:
Total assets	$28,482,370	$26,283,705	$24,037,826	$23,441,337	$11,313,092
Loans, net of allowance for loan losses	19,567,502	16,948,697	13,317,987	10,422,078	5,443,572
Allowance for loan losses	85,389	79,705	78,057	78,293	40,500
Securities held to maturity	2,985,197	3,258,038	3,972,614	3,222,898	549,532
Securities available for sale	1,940,787	2,379,214	3,108,109	6,277,034	3,952,130
Deposits	12,619,004	12,104,899	10,402,117	10,329,106	5,256,042
Borrowed funds	11,880,008	10,528,658	10,142,541	9,931,013	4,592,069
Stockholders’ equity	3,689,837	3,324,877	3,186,414	2,868,657	1,323,512
Common shares outstanding(6)	295,350,936	269,776,791	265,190,635	256,649,073	187,847,937
Book value per share(6)(7)	$12.56	$12.43	$12.23	$11.40	$7.29
Stockholders’ equity to total assets	12.95%	12.65%	13.26%	12.24%	11.70%
ASSET QUALITY RATIOS:
Non-performing loans to total loans	0.11%	0.16%	0.21%	0.33%	0.30%
Non-performing assets to total assets	0.08	0.11	0.12	0.15	0.15
Allowance for loan losses to non-performing loans	402.72	289.17	277.31	228.01	247.83
Allowance for loan losses to total loans	0.43	0.47	0.58	0.75	0.74

(1)	The Company acquired Atlantic Bank of New York on April 28, 2006. Accordingly, the Company’s 2006 earnings reflect eight months of combined operations.
(2)	The Company acquired Long Island Financial Corp. on December 30, 2005, the last business day of the year. Accordingly, its contribution to the Company’s earnings began on January 1, 2006.
(3)	The Company merged with Roslyn Bancorp, Inc. on October 31, 2003. Accordingly, the Company’s 2003 earnings reflect two months of combined operations.
(4)	The 2005, 2004, 2003, and 2003 amounts reflect the impact of reclassifying prepayment penalties totaling $23.4 million, $18.1 million, $27.7 million, and $11.2 million, respectively, as interest income, rather than as non-interest income, as previously reported.
(5)	The 2006 amount includes the following charges, which totaled $44.4 million on a pre-tax basis and $31.0 million, or $0.11 per diluted share, after-tax: a $6.1 million loss on the mark-to-market of interest rate swaps and a $1.9 million loss on debt redemption, both of which were recorded in non-interest income and resulted in a combined after-tax charge of $4.8 million, or $0.01 per diluted share; a $26.5 million charge for the prepayment of wholesale borrowings and a $1.1 million charge for the termination of interest rate swaps, both of which were recorded in non-interest expense and resulted in a combined after-tax charge of $18.8 million, or $0.07 per diluted share; and a merger-related charge of $5.7 million and a $3.1 million charge for the retirement of a director and senior lending consultant, both of which were recorded in operating expenses, and resulted in a combined after-tax charge of $7.4 million, or $0.03 per diluted share. The 2005 amount includes a merger-related charge of $36.6 million, recorded in operating expenses, which resulted in an after-tax charge of $34.0 million, or $0.13 per diluted share. The 2004 amount includes a $157.2 million loss on the sale of securities in connection with the repositioning of the balance sheet in the second quarter, and an $8.2 million charge for the other-than-temporary impairment of certain perpetual preferred FNMA securities in the fourth quarter of the year, both of which were recorded in non-interest (loss) and resulted in a combined after-tax loss of $99.9 million, or $0.37 per diluted share. The 2003 amount includes a $37.6 million gain on the sale of the Company’s South Jersey Bank Division, recorded in non-interest income, and a merger-related charge of $20.4 million, recorded in operating expenses, which resulted in a net gain of $3.7 million, or $0.02 per diluted share, after-tax. The 2001 amount includes a $1.5 million gain on the sale of bank-owned property, recorded in non-interest income; a merger-related charge of $22.8 million, recorded in operating expenses; and a $3.0 million charge, recorded in income tax expense, which resulted in an after-tax net charge of $16.8 million, or $0.12 per diluted share.
(6)	Amounts have been adjusted to reflect 4-for-3 stock splits on February 17, 2004 and May 21, 2003.
(7)	Excludes unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding. Please see “book value per share” in the Glossary earlier in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank.

Executive Summary

With total assets of $28.5 billion at December 31, 2006, we are the fourth largest publicly traded bank holding company headquartered in the New York metropolitan region, and one of its leading depositories. We currently have 166 banking offices serving customers in all five boroughs of New York City, Suffolk and Nassau Counties on Long Island, Westchester County, and the northern New Jersey counties of Essex, Hudson, and Union.

Our two primary subsidiaries are New York Community Bank, a New York State-chartered savings bank with 137 locations that span our entire market, and New York Commercial Bank, a New York State-chartered commercial bank with 29 locations serving customers in Manhattan, Queens, and Brooklyn, Westchester County, and Long Island. For the purpose of the discussion and analysis that follow, New York Community Bank and New York Commercial Bank are referred to collectively as the “Banks” and respectively as the “Community Bank” and the “Commercial Bank.”

As noted in the Overview earlier in this report, our 2006 financial performance was driven by a business model with five key components: the origination of multi-family mortgage loans, primarily on rent-regulated buildings in New York City; the maintenance of credit standards that have resulted in a solid record of asset quality; the efficient operation of our Company, including our retail branch network; the growth of our franchise through accretive merger transactions; and the strategic post-merger repositioning of our balance sheet.

Our focus on this model resulted in the following achievements over the course of the year:

•

Multi-family loans totaled $14.5 billion at the end of December, signifying a $1.7 billion, or 13.0%, increase from the year-earlier amount. While the acquisition of Atlantic Bank contributed $440.7 million of multi-family loans at the date of acquisition, the increase was largely due to organic loan production, with originations totaling $2.8 billion in 2006. Multi-family loans represented 73.9% of total loans at the end of December and 56.4% of loans produced over the course of the year.

•

Our solid record of asset quality was extended over the course of the year, with non-performing assets representing $22.5 million, or 0.08%, of total assets at the end of December, an improvement from $28.9 million, or 0.11% of total assets, at December 31, 2005. Included in the December 31, 2006 amount were non-performing loans of $21.2 million, representing 0.11% of total loans at that date.

•

Notwithstanding the establishment of a commercial banking franchise and the related addition of 29 branches, we maintained a strong level of efficiency. According to SNL Financial, we ranked 13th among the most efficient publicly traded banks and thrifts in the nation, with an efficiency ratio of 39.41% in 2006.

•

We commenced operations of our commercial bank subsidiary with the acquisition of Long Island Financial Corp. (“Long Island Financial”) on December 30, 2005, and expanded the Commercial Bank with the acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006. The acquisitions diversified our balance sheet, expanded our franchise, and enhanced our ability to compete for loans and deposit market share.

The Long Island Financial transaction provided us with assets of $588.7 million, including loans of $253.0 million and securities of $234.6 million, and deposits of $425.9 million, including $347.2 million of lower-cost and non-interest-bearing deposits. The Atlantic Bank transaction provided us with assets of $2.8 billion, including loans of $1.2 billion and securities of $1.1 billion, and deposits of $1.8 billion, including $1.4 billion of core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts).

In addition, the Atlantic Bank transaction strengthened our presence in the attractive Manhattan market, where the majority of the properties securing our multi-family loans are located, and enhanced our ability to meet our borrowers’ and other local businesses’ needs by expanding our menu of cash management services.

Furthermore, the commercial bank acquisitions provided us with an opportunity to reduce our higher-cost funding sources, as we engaged in a post-merger repositioning of our balance sheet, as further discussed below.

•

In November 2006, we successfully completed an upgrade of the Commercial Bank’s core data processing systems, enabling customers at the twelve branches acquired in the Long Island Financial transaction and customers at the 17 branches acquired in the Atlantic Bank transaction to conduct their banking businesses at all 29 branches of our commercial bank subsidiary.

•

On November 2, 2006, we announced plans to acquire PennFed Financial Services, Inc. (“PennFed”), the holding company for Penn Federal Savings Bank, a New Jersey-based savings institution with assets of $2.3 billion, deposits of $1.5 billion, and 24 branch offices as of December 31, 2006. Pending the approval of PennFed’s shareholders and the receipt of customary regulatory approvals, we currently expect to complete the acquisition on or about March 31, 2007.

On February 15, 2007, the merger of Penn Federal Savings Bank with and into the Community Bank received FDIC approval; the merger is expected to take place immediately following the acquisition of PennFed by the Company.

While the establishment of the Commercial Bank had a favorable impact on our 2006 performance, the benefits were overshadowed by the adverse impact of the challenging interest rate environment. The inversion of the yield curve at the end of 2005 became more acute in the twelve months that followed, as short-term interest rates rose at a faster pace than intermediate-term interest rates.

In addition, the comparatively low level of market interest rates inhibited loan refinancing activity until late in the fourth quarter, reducing the volume of prepayment penalties we received over the course of the year. Prepayment penalties totaled $29.5 million in 2006, as compared to $33.0 million in 2005.

Competition for product placed additional pressure on our earnings, as new competitors offered multi-family loans at loan-to-value ratios that exceeded our maximum measures, leading to our decision to pass on loans we might otherwise have refinanced or added to our portfolio. At the same time, competition for deposits was exacerbated by the continuing rise in short-term interest rates, which contributed to an increase in our funding costs.

To temper the impact of these adverse market conditions, and to position ourselves for 2007, we took the following strategic actions in 2006:

•	With the acquisition of Atlantic Bank at the end of April, we boosted our deposits by $1.8 billion. Of this amount, $1.4 billion, or 77.9%, consisted of low-cost or non-interest-bearing deposits.

•	Within weeks of completing the Atlantic Bank acquisition, we sold $1.2 billion of securities acquired in that transaction and in the acquisition of Long Island Financial, combined.

•

During the second quarter, we utilized the proceeds of these securities sales to repay $886.1 million of wholesale borrowings with an average cost of 5.93%, and also reduced our balance of brokered deposits by $260.6 million.

•	In the fourth quarter of 2006, we utilized the cash flows produced through an increase in loan repayments to reduce our brokered deposits by $916.3 million.

•

In the fourth quarter of 2006, we redeemed $125.0 million of junior subordinated debentures featuring a floating rate of interest equal to the three- and six-month London Interbank Offered Rate (“LIBOR”) plus a range of 3.60% to 3.75%.

•	To fund the redemptions, we issued $123.7 million of junior subordinated debentures featuring a floating rate of interest equal to the three-month LIBOR plus 1.60%.

The benefits of these actions are reflected in the following year-over-year improvements in our balance sheet at December 31, 2006:

•

Reflecting the assets acquired with Atlantic Bank and organic loan production, we recorded total assets of $28.5 billion, signifying a $2.2 billion, or 8.4%, increase from the balance recorded at year-end 2005.

•	Loans represented $19.7 billion, or 69.0%, of total assets at the end of December, signifying a year-over-year increase of $2.6 billion, or 15.4%.

•

While the Atlantic Bank transaction contributed $1.2 billion to the loan portfolio at the date of acquisition, the year-over-year increase in loans was primarily fueled by the loans we ourselves produced. Originations totaled $5.0 billion in 2006, and included $2.8 billion of loans secured by multi-family buildings, as well as $413.7 million and $984.8 million, respectively, of commercial real estate and construction loans.

•

Largely reflecting the benefit of the Atlantic Bank transaction, commercial and industrial (“C&I”) loans rose $490.5 million to $643.1 million. While C&I loans represented a modest 3.3% of outstanding loans at December 31st, they represented $675.9 million, or 13.6%, of the year’s originations, with much of the volume occurring in the fourth quarter of 2006.

•

Consistent with our use of securities as a source of cash flows, the portfolio of securities declined $711.3 million, or 12.6%, year-over-year, to $4.9 billion, representing 17.3% of total assets at December 31, 2006.

•

Loan growth was partly fueled by loan repayments totaling $3.5 billion and by the cash flows from securities sales and repayments. In 2006, the cash flows from securities sales totaled $1.2 billion, with repayments totaling $795.6 million over the course of the year.

•

Deposits totaled $12.6 billion at year-end 2006, and included certificates of deposit (“CDs”) of $5.9 billion and core deposits of $6.7 billion. Included in total deposits were brokered deposits of $943.8 million, signifying a $609.2 million, or 39.2%, reduction from the year-end 2005 amount.

•	Stockholders’ equity rose $365.0 million year-over-year to $3.7 billion, and was equivalent to 12.95% of total assets and a book value of $12.56 per share, based on 293,890,372 shares.

•

Tangible stockholders’ equity rose $177.7 million year-over-year to $1.4 billion and equaled 5.47% of tangible assets, an increase from 5.19% at December 31, 2005. The increase reflects total contributions to capital of $264.8 million over the twelve-month period and the issuance of 24.5 million shares of common stock in a secondary offering to fund the acquisition of Atlantic Bank.

•	Reflecting the strength of our tangible capital, we maintained our quarterly cash dividend at $0.25 per share throughout the year.

While our balance sheet reflects the benefits of our strategic actions, our 2006 income statement largely reflects the adverse impact of the inverted yield curve on our net interest income, and the impact of several charges that were recorded during the year in non-interest income and non-interest expense:

•

Net interest income declined $33.8 million in 2006 to $561.6 million, while our net interest margin declined 47 basis points to 2.27% for the year. While interest income rose $229.7 million year-over-year to $1.4 billion, the increase was exceeded by a $263.5 million rise in interest expense to $847.1 million. The rise in interest income was attributable to a $3.0 billion increase in the average balance of interest-earning assets to $24.7 billion and a 26-basis point increase in the average yield to 5.69%. The rise in interest expense was attributable to a $2.5 billion increase in the average balance of interest-bearing liabilities to $23.2 billion and an 83-basis point increase in the average cost of funds to 3.65%.

While our net interest margin declined year-over-year, a comparison of our margin from quarter to quarter reflects a more positive trend. As the year progressed, our margin remained fairly stable, the result of our efforts to reduce our higher-cost funding sources and the replenishment of our interest-earning asset mix with multi-family and other higher-yielding loans.

•

Non-interest income contributed $89.0 million to our 2006 earnings, with fee income accounting for $38.7 million, BOLI income accounting for $23.6 million, and other income accounting for $31.9 million. While the level of non-interest income recorded in 2006 declined $8.7 million from the year-earlier level, the reduction was largely due to a $6.1 million pre-tax mark-to-market loss on interest rate swaps recorded in the first quarter and a $1.9 million pre-tax loss recorded in connection with the redemption of trust preferred securities in the fourth quarter of the year. On an after-tax basis, these charges were equivalent to $4.8 million, or $0.01 per diluted share.

•

The revenues produced by net interest income and non-interest income in 2006 were partly offset by non-interest expense totaling $301.8 million, including operating expenses of $256.4 million, core deposit intangible (“CDI”) amortization of $17.9 million, and a pre-tax post-merger repositioning charge of $27.6 million, which was equivalent on an after-tax basis to $18.8 million, or $0.07 per diluted share.

Operating expenses rose $19.7 million year-over-year, largely reflecting the establishment of our Commercial Bank and the related expansion of our staff and branch network. Also included in 2006 operating expenses were a $5.7 million charge for the allocation of Employee Stock Ownership Plan (“ESOP”) shares in connection with the Atlantic Bank transaction, and a $3.1 million charge recorded in connection with the retirements of our chairman and our senior lending consultant in the fourth quarter of the year. Together, these charges were equivalent on an after-tax basis to $7.4 million, or $0.03 per diluted share.

CDI amortization rose $6.1 million in 2006, reflecting the CDI stemming from the acquisitions of Long Island Financial and Atlantic Bank.

•	Income tax expense declined $36.5 million to $116.1 million, a function of the reduction in pre-tax income and a reduction in the effective tax rate to 33.3% from 34.3%.

•

The combined impact of the charges recorded in non-interest income and non-interest expense, on an after-tax basis, was $31.0 million, or $0.11 per diluted share. Reflecting the decline in net interest income and the combined impact of these charges, we recorded 2006 earnings of $232.6 million, or $0.81 per diluted share.

Looking Forward

The actions we took in 2006 have positioned us well for 2007, as reflected in the enhancements to our balance sheet at the end of December, and the stabilization of our net interest margin over the course of the year. In addition, our fourth quarter 2006 results reflected several encouraging trends, including an increase in prepayment penalties as refinancing activity increased, which contributed to a modest linked-quarter improvement in both our margin and interest rate spread. The pending acquisition of PennFed will provide new opportunities to enhance our margin and our earnings, as we plan to reposition the post-merger balance sheet.

Upon completion of the transaction, we expect to sell or securitize the majority of PennFed’s one-to-four family loans and to sell a portion of its securities. The proceeds generated by such actions will be utilized to originate multi-family loans and other higher-yielding credits, and/or to reduce the balance of our higher-cost sources of funds. Furthermore, with the addition of PennFed’s 24 branches, we will have 190 locations serving the New York metropolitan region, and the opportunity to grow not only our customer base, but also our revenues.

Recent Events

Redemption of Trust Preferred Securities

On February 8, 2007, we announced that two of our subsidiaries, Haven Capital Trust I (“Haven Trust I”) and Roslyn Preferred Trust I (“Roslyn Trust I”), will redeem all of their respective trust preferred securities. Haven Trust I will redeem all $17.4 million of its fixed-rate trust preferred securities on April 1, 2007 and Roslyn Trust I will redeem all $63.0 million of its floating rate trust preferred securities on the same date. We expect to fund the redemptions with the proceeds of a new issue of trust preferred securities in April 2007.

Pending Acquisition of PennFed Financial Services, Inc.

As previously stated, the Company entered into a definitive agreement to acquire PennFed, the holding company for Penn Federal Savings Bank, on November 2, 2006. Pending the approval of PennFed’s shareholders and the receipt of customary regulatory approvals, the acquisition is currently expected to be completed on or about March 31, 2007. On February 15, 2007, the merger of Penn Federal Savings Bank with and into the Community Bank received FDIC approval. The merger is expected to take place immediately following the acquisition of PennFed by the Company. A special meeting of PennFed’s shareholders to consider and approve the merger is scheduled for March 13, 2007.

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

Allowance for Loan Losses

The allowance for loan losses is increased by the provisions for loan losses charged to operations and reduced by net charge-offs or reversals. A separate loan loss allowance is established for each of the Community Bank and the Commercial Bank and, except as otherwise noted below, the process for establishing the allowance for loan losses is the same for each.

Management establishes the allowances for loan losses through an assessment of probable losses in each of the respective loan portfolios. Several factors are considered in this process, including historical and projected default rates and loss severities; internal risk ratings; loan size; economic, industry, and environmental factors; and loan impairment, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures.” Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan. We apply SFAS Nos. 114 and 118 to all loans except smaller balance homogenous loans and loans carried at fair value or the lower of cost or fair value.

In establishing the loan loss allowances, management also considers the Banks’ current business strategies and credit processes, including compliance with stringent guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

In accordance with the pertinent policies, the allowances for loan losses are segmented to correspond to the various types of loans in the loan portfolios. These loan categories are assessed with specific emphasis on the internal risk ratings, underlying collateral, credit underwriting, and loan size. These factors correspond to the respective levels of quantified and inherent risk.

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

6	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

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

Investment Securities

The securities portfolio consists of mortgage-related securities, and debt and equity (“other”) securities. Securities that are classified as “available for sale” are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the positive intent and ability to hold to maturity are classified as “held to maturity” and are carried at amortized cost.

The market values of our securities, particularly our fixed-rate securities, are affected by changes in market interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If we deem any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If the fair value of a reporting unit exceeds its carrying amount at the time of testing, the goodwill of the reporting unit is not considered impaired. According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in the identification of reporting units and in valuation techniques could result in materially different evaluations of impairment.

For the purpose of goodwill impairment testing, we have identified one reporting unit. We performed our annual goodwill impairment test as of January 1, 2006, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of our common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment. In addition, we found no indication of goodwill impairment when we performed our annual goodwill impairment test as of January 1, 2007.

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

In January 2007, the Governor of the State of New York released a budget proposal which included a number of tax provisions that, if enacted, might adversely impact the New York State and City tax liabilities of the Company. The proposals include (i) elimination of a favorable adjustment in the wage component of the New York apportionment formula determining the income attributable to New York; (ii) elimination of the reserve method for determining deductions for bad debts and a recapture tax on certain bad debt adjustments recorded over the past five years; (iii) elimination of a favorable adjustment used in the computation of certain income from subsidiary capital; and (iv) disallowance of certain deductions attributable to untaxed income from subsidiary capital. The legislative process is ongoing and some or all of these proposals may be adopted, altered, or abandoned. We believe that the provisions currently contained in the budget proposal, if enacted, would not have a material adverse impact on our 2007 tax expense.

Balance Sheet Summary

Loans

Loans are, and have historically been, the Company’s principal asset, with multi-family loans long representing our primary lending niche. We are the leading producer of multi-family loans for portfolio in New York City, with an emphasis on loans secured by buildings that are rent-controlled or –stabilized. According to the NYC Rent Guidelines Board 2006 Housing Supply Report, 52.0% of the city’s rental housing market in 2006 consisted of rent-regulated units, a modest increase from the 51.5% reported for 2005.

To diversify our lending mix, we also originate commercial real estate and construction loans on properties throughout the New York metropolitan region, but primarily in New York City and Nassau and Suffolk Counties on Long Island. While we also originate one-to-four family loans, we do so on a pass-through basis only, selling such loans to a third-party conduit shortly after the loans are closed.

The establishment of the Commercial Bank through the Long Island Financial and Atlantic Bank acquisitions has enabled us to further diversify our loan portfolio. In addition to adding C&I loans to our mix of assets, the transactions provided us with a team of seasoned lenders with commercial lending expertise. As a result, we now have an expanded menu of loans and revolving lines of credit to address the needs of the region’s small and mid-size businesses.

At December 31, 2006, our loan portfolio totaled $19.7 billion, signifying a $2.6 billion, or 15.4%, increase from the balance recorded at December 31, 2005. While Atlantic Bank had total loans of $1.2 billion at the time of the acquisition, the year-over-year growth of our loan portfolio was primarily fueled by organic loan production, with 2006 originations totaling $5.0 billion. Reflecting our focus on maintaining our credit standards in the face of what we believe to have been irrational pricing and financing in a highly competitive market, the latter amount reflects a $1.4 billion decline from the volume of loans produced in 2005.

Multi-family loan originations accounted for 56.4% of loans produced over the current twelve-month period, with commercial real estate and construction loans accounting for 8.3% and 19.8%, respectively. Reflecting the establishment of the Commercial Bank, C&I loan originations totaled $675.9 million and represented 13.6% of loans produced in 2006.

The growth of the loan portfolio was partly tempered by repayments totaling $3.5 billion and sales of one-to-four family loans totaling $59.0 million to our third-party conduit. Primarily reflecting the manner in which the vast majority of our multi-family, commercial real estate, and construction loans are structured, 85% of our outstanding loans consisted of adjustable-rate credits, with fixed-rate loans accounting for the remaining 15%.

The following table summarizes our loan production for the years ended December 31, 2006 and 2005:

Loan Origination Analysis

	For the Years Ended December 31,
	2006		2005
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations:
Multi-family	$2,801,991	56.37%	$4,651,040	73.45%
Commercial real estate	413,710	8.32	840,063	13.27
Construction	984,838	19.81	653,322	10.32
1-4 family	60,152	1.21	96,219	1.52

Total mortgage loan originations	$4,260,691	85.71%	$6,240,644	98.56%

Other loan originations(1)	710,005	14.29	91,000	1.44

Total loan originations	$4,970,696	100.00%	$6,331,644	100.00%

(1)	Includes C&I loan originations.

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2006:

Loan Portfolio Analysis

	At December 31,
	2006		2005		2004		2003		2002
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loans:
Multi-family	$14,529,097	73.93%	$12,854,188	75.49%	$9,839,263	73.45%	$7,368,155	70.18%	$4,494,332	81.88%
Commercial real estate	3,114,440	15.85	2,888,294	16.96	2,140,770	15.98	1,445,048	13.76	533,327	9.71
Construction	1,102,732	5.61	856,651	5.03	807,107	6.03	643,548	6.13	117,013	2.13
1-4 family	230,508	1.17	254,510	1.49	506,116	3.78	730,963	6.96	265,724	4.84

Total mortgage loans	18,976,777	96.56	16,853,643	98.97	13,293,256	99.24	10,187,714	97.03	5,410,396	98.56

Other loans (1)	676,793	3.44	175,493	1.03	102,455	0.76	311,634	2.97	78,787	1.44

Total mortgage and other loans	19,653,570	100.00%	17,029,136	100.00%	13,395,711	100.00%	10,499,348	100.00%	5,489,183	100.00%

Unearned discounts	—		—		—		—		19
Net deferred loan origination (fees) costs	(679)		(734)		333		1,023		(5,130)
Allowance for loan losses	(85,389)		(79,705)		(78,057)		(78,293)		(40,500)

Loans, net	$19,567,502		$16,948,697		$13,317,987		$10,422,078		$5,443,572

(1)	Includes C&I loans.

The following table presents a geographic analysis of the Company’s multi-family, commercial real estate, and construction loan portfolios at December 31, 2006:

Geographic Analysis of the Loan Portfolio

	At December 31, 2006
	Multi-Family		Commercial Real Estate		Construction
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Manhattan	$4,956,456	34.11%	$1,194,489	38.35%	$220,270	19.98%
Brooklyn	2,361,260	16.25	323,398	10.38	219,828	19.93
Bronx	1,747,231	12.03	136,178	4.37	22,577	2.05
Queens	1,502,934	10.34	362,559	11.64	148,306	13.45
Staten Island	100,226	0.69	35,393	1.14	63,414	5.75
Long Island	355,481	2.45	679,797	21.83	215,044	19.50
Other New York State & New Jersey	1,811,042	12.47	242,110	7.77	78,893	7.15
Pennsylvania	852,882	5.87	34,733	1.12	—	—
All other states	841,585	5.79	105,783	3.40	134,400	12.19

Total	$14,529,097	100.00%	$3,114,440	100.00%	$1,102,732	100.00%

Multi-family Loans

Multi-family loans totaled $14.5 billion at December 31, 2006, representing 73.9% of loans outstanding, up from $12.9 billion, representing 75.5% of total loans, at December 31, 2005. While the acquisition of Atlantic Bank contributed $440.7 million to the portfolio at the date of acquisition, the year-over-year increase in multi-family loans was primarily fueled by organic loan production, with originations totaling $2.8 billion over the course of the year. Although the volume of loans produced declined in 2006 from the year-earlier volume of $4.7 billion, the decrease was strategic in nature and indicative of our decision not to originate product at the excessive loan-to-value ratios that were prevalent in our market in the second half of the year.

At December 31, 2006, $13.5 billion, or 92.9%, of our multi-family loans were secured by rental apartment buildings and $1.0 billion, or 7.1%, were secured by underlying mortgages on cooperative apartment buildings. In addition, 73.4% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest percentage, 34.1%. Another 14.9% of multi-family loans were secured by buildings on Long Island and in other parts of New York State and New Jersey, with the remaining 11.7% secured by buildings outside our immediate market, many of which are owned by borrowers we have made loans to successfully within our local marketplace.

We primarily base the amount of the multi-family loans we originate on the current cash flows produced by the building, utilizing the income method of appraising the properties, rather than the sales method, which is subject to fluctuations in real estate market conditions and the general economy. We also consider a variety of other factors, including the value and condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio, which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The amount of a multi-family loan generally may represent no more than 80% of the lower of the appraised value or the sales price of the underlying property, with an amortization period of up to 30 years. We also require a minimum debt service coverage ratio of 120% on multi-family buildings, a security interest in the personal property at the premises, and an assignment of rents. At December 31, 2006, the average multi-family loan had a balance of $3.6 million, unchanged from the year-earlier average, and the portfolio had an average loan-to-value ratio of 64.0%, as compared to 61.1% in the prior year.

In addition to qualifying a multi-family loan on the basis of the building’s income and condition, we consider the borrower’s credit history, profitability, and building management expertise. Because of our longevity in the multi-family market and the tendency of borrowers to refinance, we also are able, in many cases, to consider our own prior experience with the owner of the property. Borrowers are required to present evidence of the ability to repay the loan from the building’s rent rolls, and a history of making mortgage payments in accordance with the terms of prior and existing loans. In assessing the creditworthiness of the borrower, we also generally review his or her financial statements and related documents.

Multi-family loans are typically made to long-term property owners who utilize the funds they borrow to make improvements to the building and the apartments therein. Our multi-family loans generally feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the “five-year CMT”) plus a margin of 150 basis points; during years six through ten, the borrower has the option of selecting a monthly adjustable rate that is currently 250 basis points above the prime rate of interest, as reported in The New York Times, or a fixed rate that is currently 275 basis points above the five-year CMT. The latter option also requires the payment of an amount equal to one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate in the initial five-year term.

As improvements are made to the collateral property, the regulations permit an increase in the rents on the apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner typically opts to refinance the loan, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing, and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.8 years at December 31, 2006.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the loan balance. Because a portion of the loans in the portfolio tend to refinance with us, the potential for future portfolio growth is enhanced with every new loan we originate.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family loans is the consistent quality of these assets: We have not had a loss of principal on a multi-family loan in our niche for more than twenty-five years. We generally consider multi-family loans to involve a modest degree of credit risk as compared to other types of credits, since the loans we produce are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and because the rents are typically below market, occupancy levels remain more or less constant, even during times of economic adversity.

The approval process for multi-family loans is also highly efficient, typically taking a period of four to eight weeks. We have been originating multi-family loans for several decades and were one of the few banks in the region to continue producing such loans during the last downturn in the credit cycle. Our success in this lending niche reflects the solid relationships we have developed during this time with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of lending on the cash flows produced by the buildings collateralizing these loans. Because the multi-family market is largely broker-driven, the process of producing such loans is significantly expedited and the related expenses substantially reduced.

Commercial Real Estate Loans

Commercial real estate loans totaled $3.1 billion at December 31, 2006, representing 15.8% of total loans outstanding and a $226.1 million, or 7.8%, increase from the balance recorded at December 31, 2005. In addition to the commercial real estate loans acquired in the Atlantic Bank transaction, which totaled $237.4 million at the date of acquisition, the increase reflects twelve-month originations totaling $413.7 million, down $426.4 million from the year-earlier amount.

At December 31, 2006, 65.9% of our commercial real estate loans were secured by properties in New York City, with properties on Long Island accounting for another 21.8%.

We structure our commercial real estate loans along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT plus a margin of 165 to 175 basis points. For years six through ten, the borrower generally has the option of selecting a monthly adjustable rate that is currently 250 basis points above the prime rate of interest, or a fixed rate that is currently 300 basis points above the five-year CMT. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points generally being charged on loans that refinance in the first year, scaling down to one percentage point on loans that refinance in year five. Our commercial real estate loans also tend to refinance within five years of origination, and the expected weighted average life of the portfolio was 3.5 years at December 31, 2006.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the properties. In addition, a decline in real estate values or in economic conditions could have a greater impact on the ability of a borrower to repay a commercial real estate loan than a residential mortgage loan. To minimize the risk involved, we originate commercial real estate loans in adherence with stringent underwriting standards, and require that such loans qualify on the basis of the property’s income stream and debt service coverage ratio. Accordingly, the amount of each loan is based upon the net operating income produced by the collateral property, and generally may not exceed 75% of the appraised value thereof. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and a debt service coverage ratio of at least 120% is typically required. At December 31, 2006, the average commercial real estate loan had a principal balance of $2.3 million and the portfolio had an average loan-to-value ratio of 57.1%. At the prior year-end, the respective measures were $2.8 million and 57.8%. The origination of commercial real estate loans generally requires a security interest in the personal property and/or an assignment of the rents and/or leases.

Construction Loans

The construction loan portfolio totaled $1.1 billion at December 31, 2006, representing 5.6% of total loans outstanding and a $246.1 million, or 28.7%, increase from the year-end 2005 amount. In addition to loans acquired in the Atlantic Bank transaction, which totaled $62.1 million at the date of acquisition, the increase reflects organic loan production. Originations totaled $984.8 million in the current twelve-month period, a $331.5 million increase from the prior-year amount. The increase in construction loans reflects the relationships we have developed with several of the leading developers and builders in our region, or that were developed by our merger partners prior to their joining the Company. At December 31, 2006, 19.5% of our construction loans were for construction and development on Long Island, with the five boroughs of New York City accounting for 61.1%, combined.

Residential subdivision loans are typically originated for terms of 18 to 24 months, with a prime-based floating rate of interest. Such loans have had a strong credit history, with no losses recorded for more than a decade. They also generate origination fees that are amortized over the life of the loan and are recorded as interest income.

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

Because construction loans are generally considered to have a higher degree of credit risk than loans on multi-family buildings, borrowers are required to provide a personal guarantee during construction and evidence of a permanent loan commitment being in place. The risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value upon completion of construction, as compared to the estimated cost of construction, including interest, and upon the estimated time to sell or lease such properties. If the estimate of value proves to be inaccurate, or the length of time to sell or lease it is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan.

When applicable, it is our practice to require that residential properties be pre-sold or that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of our loan. In some cases, we ourselves may provide permanent financing.

One-to-four Family Loans

We originate one-to-four family loans on a pass-through basis only. Applications are taken and processed by a third-party conduit, and the loans are sold to the conduit or its affiliates, without recourse, servicing-released, shortly after they close.

In connection with this practice, we have entered into a private-label program for the origination of one-to-four family and home equity loans under a mortgage origination assistance agreement with a nationally recognized third-party mortgage originator (the “conduit”), based on defined underwriting criteria that we have approved. Under this program, dedicated loan representatives are available to meet with our customers in any of our branches or, if they prefer, at their home or office. The loans are marketed through our branch network and our Community Bank web site, and are intended to serve our existing customers and attract new ones, as well. We fund the loans directly and, under a separate loan and servicing rights purchase and sale agreement with the conduit, have the option of retaining the loans for portfolio, selling the loans to a third-party investor, or delivering the loans to the conduit at an agreed-upon price. The conduit pays us a fee at the time a loan is delivered, which exceeds the fee we pay to the conduit for processing the loan. The fee income produced by each transaction is recorded as “other non-interest income.” In 2006, we originated one-to-four family and home equity loans totaling $60.2 million, all of which were subsequently sold to the conduit. In the prior year, the total of one-to-four family and home equity loans originated and sold in this way totaled $96.2 million.

At December 31, 2006, our one-to-four family loan portfolio totaled $230.5 million, representing a $24.0 million, or 9.4%, decline from the year-earlier amount. While the Atlantic Bank transaction added $31.8 million of one-to-four family loans to our portfolio at the time of the acquisition, the increase was offset by the level of repayments and the impact of our conduit policy. Our portfolio of one-to-four family loans thus consists of seasoned loans that were acquired in our various merger transactions or were originated before the adoption of the conduit policy.

In addition to ensuring that our customers are provided with an extensive range of one-to-four family products, the conduit arrangement supports two of our primary objectives: reducing our exposure to interest rate and credit risk, and promoting our efficiency.

While the pending acquisition of PennFed is expected to provide us with a one-to-four family loan portfolio of approximately $1.3 billion, it is currently our intention to sell or securitize the majority of acquired one-to-four family loans. The proceeds are expected to be utilized to grow our portfolio of higher-yielding credits and/or to reduce our higher-cost funding sources, depending on market conditions at the time.

Other Loans

While mortgage loans represent the vast majority of our loans outstanding, we also offer a variety of other loans. Other loans rose $501.3 million, or 285.7%, year-over-year to $676.8 million, primarily reflecting the Atlantic Bank transaction, which added $436.8 million of other loans to our portfolio at the acquisition date. C&I loans accounted for $408.8 million, or 33.8%, of the loans acquired in the Atlantic Bank transaction and for $643.1 million, or 95.0%, of the “other loan” balance at December 31, 2006. While C&I loans totaled $152.6 million at December 31, 2005, representing 0.9% of loans outstanding, the year-end 2006 amount represented 3.3% of total loans.

Included in the year-end 2006 balance of C&I loans are loans originated by Standard Funding Corp. (“Standard Funding”), which was acquired in the Atlantic Bank transaction and provides insurance premium financing to businesses and professionals for commercial lines of coverage. Ranked among the top ten premium insurance financers in the nation, Standard Funding accounted for $126.2 million of outstanding C&I loans at December 31, 2006.

With the acquisition of Atlantic Bank, we enhanced our ability to provide a variety of commercial loan products, including term loans, demand loans, revolving lines of credit, letters of credit, equipment leasing, and loans that are partly guaranteed by the Small Business Administration. A broad range of commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion, and for the purchase of machinery and equipment. The purpose of the loan is considered in determining its term and structure; the pricing is tied to the prime rate of interest.

The remainder of the portfolio of other loans consists of home equity loans and lines of credit, as well as a variety of consumer loans, most of which were originated by our merger partners prior to their joining the Company.

Lending Authority

The loans we originate are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies and procedures approved by the Mortgage and Real Estate Committee of the Board of Directors of the Community Bank (the “Mortgage Committee”), the Credit Committee of the Board of Directors of the Commercial Bank (the “Credit Committee”), and the respective Boards of Directors as a whole. In addition to the loans that we ourselves have originated, the portfolio consists of loans acquired in our merger transactions. We generally do not purchase whole mortgage loans.

In accordance with the Banks’ policies, all loans of $10.0 million or more must be reported to the Board of Directors. In 2006, 67 of such loans were originated by the Banks, with an aggregate loan balance of $1.5 billion at origination. In 2005, 102 of such loans were originated by the Community Bank, with an aggregate loan balance at origination of $3.3 billion.

We also place a limit on the amount of loans that may be made to one borrower. At December 31, 2006, the largest concentration of loans to one borrower consisted of a financing package provided by the Community Bank to Riverbay Corporation – Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. At the time of origination, September 30, 2004, the financing consisted of a multi-family loan in the amount of $240.0 million and a construction loan of the same amount. At December 31, 2006, $145.9 million of the construction loan had been advanced, bringing the outstanding loan amount to $385.9 million, representing the largest loan in our portfolio at year-end 2006.

The multi-family loan was originated for a term of 20 years, with a rate of interest of 5.20% in years one through five; 6.20% in years six through ten; 6.70% in years 11 through 15; and a floor of 6.70% in years 16 through 20. The construction loan features a floating rate of interest equal to 150 basis points above prime. On each anniversary of the original loan, the funds advanced under the construction component during the prior twelve-month period are to be combined with the multi-family loan. Accordingly, $131.6 million of construction loan advances were combined with the multi-family loan at December 31, 2006. The multi-family loan thus amounted to $371.7 million and the construction loan amounted to $14.2 million outstanding at year-end. Construction advances are made as various stages of construction are completed, as certified by a consulting engineer engaged by the Community Bank.

The combined credit of $385.9 million is within the Community Bank’s loans-to-one-borrower limitation, and both components of the financing package were performing in accordance with their terms at December 31, 2006.

Loan Maturity and Repricing

The following table sets forth the maturity or period to repricing of our loan portfolio at December 31, 2006. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization totaled $3.5 billion in 2006.

	Mortgage and Other Loans at December 31, 2006
(in thousands)	Multi- Family	Commercial Real Estate	Construction	One-to-Four Family	Other	Total Loans
Amount due:
Within one year	$1,867,562	$379,794	$929,129	$50,700	$566,259	$3,793,444
After one year:
One to five years	9,884,582	1,896,852	157,507	75,244	57,748	12,071,933
Over five years	2,776,953	837,794	16,096	104,564	52,786	3,788,193

Total due or repricing after one year	12,661,535	2,734,646	173,603	179,808	110,534	15,860,126

Total amounts due or repricing, gross	$14,529,097	$3,114,440	$1,102,732	$230,508	$676,793	$19,653,570

The following table sets forth, as of December 31, 2006, the dollar amount of all loans due after December 31, 2007, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2007
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$1,643,029	$11,018,506	$12,661,535
Commercial real estate	749,284	1,985,362	2,734,646
Construction	158,652	14,951	173,603
1-4 family	130,110	49,698	179,808

Total mortgage loans	2,681,075	13,068,517	15,749,592
Other loans	94,423	16,111	110,534

Total loans	$2,775,498	$13,084,628	$15,860,126

Outstanding Loan Commitments

At December 31, 2006, we had outstanding loan commitments of $1.2 billion, including commitments to originate $367.9 million of multi-family loans; $24.6 million of commercial real estate loans; $543.8 million of construction loans; $18.3 million of one-to-four family loans; and $222.5 million of other loans.

In addition to our commitments to originate loans, we had commitments to issue financial stand-by, performance, and commercial letters of credit of $30.5 million, $17.4 million, and $31.2 million, featuring terms ranging from one to three years. Financial stand-by letters of credit obligate us to guarantee payment of a specific financial obligation on behalf of certain borrowers, while performance stand-by letters of credit obligate us to make payments in the event that a specified third party fails to perform under certain non-financial contractual obligations. Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority are used to settle payments in international trade. Typically, such letters of credit require presentation of documents which describe the commercial transaction, evidence shipment, and transfer title.

The fees we collect in connection with the issuance of letters of credit are included in “fee income” in the Consolidated Statements of Income and Comprehensive Income. Please see “Contractual Obligations and Off-balance-sheet Commitments” later in this report for a further discussion of financial stand-by, performance, and commercial letters of credit.

The volume of loans produced in 2007 will depend on several factors, including the level and direction of market interest rates and their impact on refinancing activity; the availability and cost of funds; competition from other banks and non-financial institutions for loans and deposits; and the level of loan demand.

Asset Quality

In 2006, we extended our strong record of asset quality, with non-performing assets declining $6.3 million, or 21.9%, from the year-end 2005 balance to $22.5 million at December 31, 2006. The latter balance was equivalent to 0.08% of total assets, and represented an improvement from 0.11% at the prior year-end.

The improvement in asset quality was driven by a 23.1% reduction in non-performing loans to $21.2 million, representing 0.11% of total loans at December 31, 2006. At the prior year-end, non-performing loans totaled $27.6 million and represented 0.16% of total loans.

Included in non-performing loans at December 31, 2006 were non-accrual mortgage loans of $18.1 million and non-accrual other loans of $3.1 million. A loan generally is classified as a “non-accrual” loan when it is 90 days past due and management has determined that the collectibility of the entire loan is doubtful. When a loan is placed on “non-accrual” status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

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

Properties that are acquired through foreclosure are classified as “other real estate owned,” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. At December 31, 2006, other real estate owned consisted of five properties totaling $1.3 million, signifying a $47,000 increase from the prior year-end total, which consisted of four properties.

It is our policy to require an appraisal of such properties shortly before foreclosure and to re-appraise the properties on an as-needed basis until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the condition of the property. We are currently in the process of marketing the properties acquired by foreclosure at prices that exceed their respective carrying values, and therefore do not expect to incur a loss of principal when such properties are sold. Other real estate owned is generally titled in the name of a wholly-owned bank subsidiary.

While the levels of non-performing assets and loans declined over the course of the year, the level of net charge-offs rose from $21,000 in 2005 to $420,000, representing 0.002% of average loans in 2006. In both years, our charge-offs consisted entirely of consumer and unsecured loans that had been acquired in merger transactions. While the quality of the loan portfolio is partly due to the relative strength of our local economy and real estate market, it also is indicative of the strength of our credit standards and the consistency with which we have adhered to these standards while growing our loan portfolio.

In the case of multi-family and commercial real estate loans, we look first at the consistency of the cash flows being generated to determine the property’s economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value being the value more typically used.

The condition of the collateral property is another critical factor. Multi-family buildings and commercial real estate properties are inspected from rooftop to basement as a prerequisite to approval by executive management and the Mortgage or Credit Committee, as applicable. In addition, a member of the Mortgage Committee participates in inspections on multi-family loans in excess of $3.0 million that are originated by the Community Bank. Similarly, a member of the Mortgage or Credit Committee participates in inspections on commercial real estate loans in excess of $2.0 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers, perform appraisals on multi-family buildings and commercial real estate properties.

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and have an established track record with our lending officers over the course of ten or more years.

To further minimize credit risk, our lending policies limit the amount of credit granted to any one borrower and typically require a minimum debt service coverage ratio of 120%. Although we typically will lend up to 80% of the appraised value on multi-family buildings and up to 75% on commercial properties, the average loan-to-value ratio of such credits at December 31, 2006 was considerably lower, amounting to 64.0% and 57.1%, respectively. Exceptions to these loan-to-value limitations may be made on a case-by-case basis, and require the approval of the Mortgage or Credit Committee, as applicable.

The quality of the construction loan portfolio also reflects Board involvement, with a member of the pertinent committee participating in inspections on loans exceeding $2.0 million, and construction loans requiring the approval of the Mortgage or Credit Committee, as applicable. The loans in this portfolio have been stringently underwritten, and are primarily made to well-established builders who have worked with us or our merger partners in the past. We typically will lend up to 75% of the estimated market value, and up to 80% in the case of home construction loans to individuals. With respect to commercial construction loans, which are not our primary focus, we typically will lend up to 65% of the estimated market value of the property.

Credit risk is also reduced through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including inventory, equipment, accounts receivable, and other assets. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying the loans may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the business’ results. Accordingly, personal guarantees are also a normal requirement for C&I loans.

Our loan portfolio has been deliberately structured to reduce our exposure to both credit and interest rate risk. The vast majority of the loans in our portfolio are intermediate-term credits, with multi-family and commercial real estate loans typically repaying or refinancing within three to five years of origination, and the duration of construction loans ranging up to 36 months, with 18 to 24 months more the norm. All three types of mortgage loans have had a solid performance record, with no losses on principal recorded for more than 25 years in the case of our multi-family credits and more than ten years in the case of our commercial real estate and residential subdivision construction loans. Furthermore, our multi-family loans are largely secured by rent-regulated buildings, which tend to maintain a high level of occupancy, even in a weak economy.

Historically, our portfolios of multi-family, commercial real estate, and construction loans have outperformed our one-to-four family credits; accordingly, we have been originating one-to-four family loans on a pass-through basis, selling them to a third-party conduit shortly after closing, without recourse.

The procedures we follow with respect to delinquent loans are consistent across all categories, with a late charge being assessed after fifteen days of delinquency and a notice mailed the same day. We then attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment, and will also work out a repayment schedule to avoid taking such action.

While we strive to originate loans that will perform fully, the absence of delinquencies or losses cannot be guaranteed. The ability of a borrower to fulfill his or her obligations may be impacted by various factors, including a change in personal circumstances, a downturn in local real estate values, or a decline in the economy. To minimize the impact of credit risk, we maintain coverage through an allowance for loan losses which may be increased through the provision for loan losses charged to operations, or reduced through charge-offs or reversals.

At December 31, 2006, our consolidated allowance for loan losses totaled $85.4 million, as compared to $79.7 million at December 31, 2005. The year-over-year increase reflects the addition of $6.1 million as a result of the Atlantic Bank transaction, which exceeded the $420,000 of charge-offs recorded over the course of the year. At December 31, 2006 and 2005, our consolidated allowance for loan losses represented 0.43% and 0.47%, respectively, of total loans and 402.72% and 289.17%, respectively, of non-performing loans.

The manner in which the allowance for loan losses is established, and the assumptions made in that process, are considered critical to our financial condition and results. Such assumptions are based on judgments that are difficult, complex, and subjective regarding various matters of inherent uncertainty. Accordingly, the policies that govern our assessment of the allowance for loan losses are considered “Critical Accounting Policies” and are discussed under that heading earlier in this report.

The following table presents information regarding the consolidated allowance for loan losses and non-performing assets at each year-end in the five years ended December 31, 2006:

Asset Quality Analysis

	At December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Allowance for Loan Losses:
Balance at beginning of year	$79,705	$78,057	$78,293	$40,500	$40,500
Allowance acquired in merger transactions	6,104	1,669	—	37,793	—
Charge-offs	(420)	(21)	(236)	—	—

Balance at end of year	$85,389	$79,705	$78,057	$78,293	$40,500

Non-performing Assets:
Non-accrual mortgage loans	$18,072	$15,551	$23,567	$32,344	$11,915
Other non-accrual loans	3,131	1,338	4,581	1,994	—
Loans 90 days or more delinquent and still accruing interest	—	10,674	—	—	4,427

Total non-performing loans	21,203	27,563	28,148	34,338	16,342
Other real estate owned	1,341	1,294	566	92	175

Total non-performing assets	$22,544	$28,857	$28,714	$34,430	$16,517

Ratios:
Non-performing loans to total loans	0.11%	0.16%	0.21%	0.33%	0.30%
Non-performing assets to total assets	0.08	0.11	0.12	0.15	0.15
Allowance for loan losses to non-performing loans	402.72	289.17	277.31	228.01	247.83
Allowance for loan losses to total loans	0.43	0.47	0.58	0.75	0.74

We had no “troubled debt restructurings,” as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at any of the dates presented in the preceding table.

Based upon all relevant and presently available information, management believes that the current allowance for loan losses is adequate.

The following table sets forth the allocation of the consolidated allowance for loan losses at each year-end in the five years ended December 31, 2006:

Summary of the Allowance for Loan Losses

	2006		2005		2004		2003		2002
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Mortgage Loans:
Multi-family	$46,525	73.93%	$44,336	75.49%	$41,717	73.45%	$32,130	70.18%	$25,433	81.88%
Commercial real estate	23,313	15.85	23,379	16.96	20,434	15.98	18,859	13.76	7,016	9.71
Construction	9,089	5.61	8,281	5.03	9,770	6.03	11,903	6.13	2,104	2.13
1-4 family	1,048	1.17	1,304	1.49	2,954	3.78	5,462	6.96	2,763	4.84
Other loans	5,414	3.44	2,405	1.03	3,182	0.76	9,939	2.97	3,184	1.44

Total loans	$85,389	100.00%	$79,705	100.00%	$78,057	100.00%	$78,293	100.00%	$40,500	100.00%

The preceding allocation is based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report. A different allocation methodology may be deemed to be more appropriate in the future.

Securities

At December 31, 2006, securities totaled $4.9 billion and represented 17.3% of total assets, as compared to $5.6 billion, representing 21.4% of total assets, at December 31, 2005. The $711.3 million, or 12.6%, decline was indicative of our strategy of utilizing the cash flows from securities sales and repayments to fund our loan production and/or to reduce our balance of higher-cost sources of funds.

During 2006, we sold securities totaling $1.2 billion, primarily consisting of securities that were acquired in the Atlantic Bank transaction and, to a lesser extent, securities that were acquired in the Long Island Financial transaction at the end of 2005. In 2006, cash flows from securities totaled $2.0 billion, including repayments of $795.6 million and the proceeds from the aforementioned sales.

The investment policies of the Company and the Banks are established by the respective Boards of Directors and implemented by their respective Investment Committees, in concert with the respective Asset and Liability Management Committees. The Investment Committees generally meet quarterly or on an as-needed basis to review the portfolios and specific capital market transactions. In addition, the securities portfolios are reviewed monthly by the Boards of Directors as a whole. Furthermore, the policies guiding the Company’s and the Banks’ investments are reviewed at least annually by the respective Investment Committees, as well as by the respective Boards. While the policies permit investment in various types of liquid assets, neither the Company nor the Banks currently maintain a trading portfolio.

The investment policies of the Company and the Banks permit investments in “mortgage-related securities,” i.e., securities issued and backed by Fannie Mae (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and Ginnie Mae (“GNMA”) and collateralized mortgage obligations (“CMOs”); and “other securities,” consisting of U.S. Government agency obligations, municipal bonds, corporate debt obligations, capital trust notes, and corporate equities.

Depending on management’s intent at the time of purchase, securities are classified as “available for sale” or as “held to maturity.” While available-for-sale securities are intended to generate earnings, they also represent a significant source of cash flows and liquidity for future loan production, the reduction of higher-cost funding, and general operating activities. Held-to-maturity securities also serve as a source of earnings and generate cash flows, although they are less liquid than available-for-sale securities.

Available-for-sale securities represented $1.9 billion, or 39.4%, of total securities at December 31, 2006, and were down $438.4 million, or 18.4%, from the year-earlier amount. Mortgage-related securities accounted for $1.7 billion and $2.0 billion, respectively, of the year-end 2006 and 2005 totals, while other securities represented the remaining $276.5 million and $411.4 million, respectively. The after-tax net unrealized loss on securities available for sale equaled $42.8 million at December 31, 2006, as compared to $43.4 million at December 31, 2005. These amounts were recorded as a component of stockholders’ equity at the respective year-ends.

Held-to-maturity securities declined $272.8 million, or 8.4%, year-over-year, to $3.0 billion, and represented 60.6% of total securities at December 31, 2006. Mortgage-related securities accounted for $1.4 billion and $1.6 billion of the year-end 2006 and 2005 totals, while other securities accounted for $1.6 billion and $1.7 billion, respectively. Included in each of the latter amounts were U.S. Government agency obligations of $1.2 billion; the remainder of the respective balances consisted, respectively, of capital trust notes and corporate bonds.

At December 31, 2006, the estimated weighted average life of the available-for-sale securities portfolio was 4.7 years; the estimated weighted average life of the held-to-maturity securities portfolio was 6.0 years at that date. The mortgage-related securities in the two portfolios, combined, had an estimated weighted average life of 5.0 years and a market value of approximately $2.9 billion.

With the pending acquisition of PennFed, we expect to acquire a securities portfolio of approximately $498 million. Consistent with our practice of repositioning our balance sheet upon completion of a merger transaction, and depending upon market conditions, we currently anticipate selling a portion of PennFed’s securities and utilizing the cash flows to produce higher-yielding assets and/or to reduce our higher-cost sources of funds.

Other Investments

Bank-owned Life Insurance (“BOLI”)

At December 31, 2006, the Company had a $585.0 million investment in BOLI, as compared to $525.0 million at December 31, 2005. The increase reflects $50.0 million of BOLI acquired in the Atlantic Bank acquisition, in addition to an increase in the cash surrender value of the underlying policies. The BOLI policies were purchased to mitigate the effect of future employee benefit costs. BOLI is reported at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value is included in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Please see the discussion of EITF Issue Nos. 06-4 and 06-5 under “Impact of Recent Accounting Pronouncements” in Note 2, “Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data.”

Real Estate Joint Venture

In connection with our merger with Roslyn Bancorp, Inc. (“Roslyn”), we acquired an investment in a real estate joint venture for the development of a 177-unit residential golf course community in Mount Sinai, New York. An initial investment of $25.0 million was made in 2002 (i.e., prior to the merger), and additional investments were made during 2005 and 2006. These investments, which were made by a Community Bank subsidiary, Mt. Sinai Ventures, LLC, and have been returned, were classified as “other assets” in the Consolidated Statements of Condition. Both the original and subsequent investment earned a preferred return of 1.0% over the prime rate of interest, while also providing a 50% share of the residual profits. We began to recognize joint venture income in January 2004, when the first of the units were delivered. As all 177 of the units had been delivered by December 31, 2006, no further income is expected to be recognized. For the years ended December 31, 2006, 2005, and 2004, our real estate joint venture produced revenues of $3.5 million, $3.5 million, and $5.9 million, respectively.

Goodwill and Core Deposit Intangibles

At December 31, 2006, we recorded goodwill of $2.1 billion, representing a $167.4 million increase from the balance recorded at December 31, 2005. In addition to the $166.3 million of goodwill contributed by the Atlantic Bank transaction, the year-end 2006 amount reflects purchase accounting adjustments of $1.2 million relating to previous merger transactions.

The Atlantic Bank acquisition also generated CDI of $38.3 million, to be amortized over a period of ten years on an accelerated basis, beginning in the second quarter of 2006. Reflecting the CDI stemming from Atlantic Bank, as well as from our mergers with Long Island Financial, Roslyn, and Richmond County Financial Corp. (“Richmond County”), CDI totaled $106.4 million at December 31, 2006, signifying a $19.8 million increase from the balance recorded at year-end 2005.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of debt instruments; capital raised through the issuance of stock; and repayments of, and income from, investment securities.

On a consolidated basis, the Company’s funding primarily stems from the cash flows generated through the repayment of loans; the cash flows generated through securities sales and repayments; the deposits we gather through our branch network or acquire in merger transactions; and the use of wholesale funding.

In 2006, loan repayments totaled $3.5 billion, as compared to $2.7 billion in the prior year. Additional funding stemmed from prepayment penalties totaling $29.5 million, as compared to $33.0 million in 2005. Securities generated cash flows of $2.0 billion over the course of the year, as previously stated, and included $795.6 million from repayments and $1.2 billion from sales.

Deposits

As previously indicated, we are a leading depository in the New York Metropolitan region, and enjoy a significant share of deposits in each of the three counties where our branch network is most significant.

At December 31, 2006, we recorded total deposits of $12.6 billion, signifying a $514.1 million, or 4.2%, increase from the balance recorded at year-end 2005. In addition to the $1.8 billion of deposits acquired in the Atlantic Bank transaction, the increase reflects deposits that have been gathered organically through our expanded branch network, and to a lesser extent, through our online banking service, www.mybankingdirect.com. The growth of deposits was partly offset by a strategic reduction in higher-cost brokered deposits. At December 31, 2006, such deposits totaled $943.8 million, signifying a year-over-year reduction of $609.2 million, or 39.2%.

CDs represented $5.9 billion of total deposits at December 31, 2006, signifying a $697.6 million, or 13.3%, increase from the year-earlier balance. While the Atlantic Bank transaction provided $396.5 million of CDs at the date of acquisition, the increase also reflects our efforts to attract and retain such deposits, and their growing popularity during a year of rising short-term interest rates. In addition, the year-over-year rise in CDs reflects our use of brokered CDs. Depending on market conditions and the attractiveness of other funding sources, we accept such deposits to fund the production of loans as well as for other liquidity needs. At December 31, 2006, brokered CDs accounted for $279.1 million of total brokered deposits, and were up $174.5 million from the year-earlier amount.

Core deposits represented the remaining $6.7 billion of total deposits, and were down $183.5 million, or 2.7%, from the balance recorded at December 31, 2005. Included in the year-end 2006 amount were $3.2 billion of NOW and money market accounts, signifying a year-over-year decrease of $420.0 million, and $2.4 billion of savings accounts, down $40.8 million from the balance recorded at December 31, 2005. The decline in NOW and money market accounts largely reflects the deployment of funds produced through the repayment of loans in the fourth quarter to reduce the balance of higher-cost brokered deposits. Reflecting this action, we reduced the balance of brokered NOW and money market accounts by $783.6 million over the course of the year to $664.7 million at December 31, 2006. The declines in NOW and money market accounts and savings accounts were partly offset by the Atlantic Bank transaction, which added $479.6 million and $424.3 million, respectively, of such funds at the acquisition date. Non-interest-bearing accounts, meanwhile, rose $277.4 million, or 32.8%, to $1.1 billion, primarily reflecting the benefit of the Atlantic Bank transaction. At the date of the acquisition, Atlantic Bank had non-interest-bearing accounts of $496.3 million.

Our ability to attract and retain deposits depends on various factors, including competition, industry consolidation, and the level of short-term interest rates. We vie for deposits and customers by placing an emphasis on convenience and service, with 137 Community Bank locations, 29 Commercial Bank locations, and 232 ATMs. Our customers also have 24-hour access to their accounts through our bank-by-phone service, and through our web sites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.nycbfamily.com.

In addition to 88 traditional branches and three customer service centers, our Community Bank currently has 46 in-store branches that are primarily located in supermarkets. Our in-store branches represent the largest supermarket banking franchise in the New York metropolitan region, and one of the largest in the Northeast. Because of their proximity to our traditional Community Bank branches, our in-store branches enable us to offer 70 to 80 hours of service a week in many of the communities we serve. This service model is a key component of our efforts to attract and maintain deposits in a highly competitive marketplace.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including insurance, annuities, and mutual funds of various third-party service providers. In addition, our practice of originating loans through a third-party mortgage originator enables us to offer our customers a multitude of one-to-four family mortgage and home equity loans.

As a result of these factors, as well as the benefit of our significant community involvement, the Community Bank is currently the largest thrift depository in Nassau County, and the second largest in the New York City boroughs of

Richmond and Queens, with market shares of 11.20%, 17.99%, and 7.59%, respectively. The Community Bank also enjoys a significant share of deposits in several other densely populated markets, including 13.76% of deposits in Bayonne, New Jersey. (Market share information was provided by SNL Financial and is based on deposits held at June 30, 2006.)

With the establishment of the Commercial Bank at the end of 2005, we have expanded our product menu and our customer base. In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, the Commercial Bank offers a variety of cash management products to address the needs of small and mid-size businesses and government institutions throughout our marketplace.

CDs in excess of $100,000 are accepted by both the Community Bank and the Commercial Bank, and typically feature preferential rates of interest. In addition, while the Community Bank currently accepts brokered deposits, the Commercial Bank currently does not.

With the pending acquisition of PennFed, we expect to boost our share of deposits in Essex, Hudson, and Union counties in New Jersey, and to establish a presence in Middlesex, Monmouth, and Ocean counties in the central/southern part of the state. In Essex County, where we now have two branches and PennFed has 13, we expect our share of deposits to grow from under 1% to over 6%.

Borrowed Funds

At December 31, 2006, we had total borrowed funds of $11.9 billion, as compared to $10.5 billion at December 31, 2005. Wholesale borrowings, defined as Federal Home Loan Bank of New York (“FHLB-NY”) advances; repurchase agreements; and federal funds purchased, represented $11.1 billion and $9.7 billion of the respective totals, with junior subordinated debentures, senior debt, and preferred stock of subsidiaries comprising the remainder of the respective year-end amounts.

The year-over-year increase in wholesale borrowings largely occurred over the course of the fourth quarter, when the pricing of such funds was more attractive than the pricing of certain retail sources of funds. In addition, the Atlantic Bank transaction added $516.7 million to wholesale borrowings at the acquisition date. We utilize wholesale borrowings occasionally to fund our loan production, and when doing so is consistent with our focus on managing our interest rate risk.

While wholesale borrowings rose year-over-year, the increase was partly tempered by the second quarter prepayment of FHLB-NY advances and repurchase agreements totaling $886.1 million, utilizing the proceeds from the sale of securities acquired in the transactions with Long Island Financial and Atlantic Bank. The pending acquisition of PennFed is expected to provide a comparable opportunity to reduce our higher-cost funding sources. At December 31, 2006, PennFed had securities and one-to-four family loans totaling $1.8 billion. Upon completion of the transaction, we expect to sell or securitize the majority of the one-to-four family loans we acquire, and to sell a portion of the acquired securities. Depending on market conditions, the proceeds will be used to reduce our wholesale funding and/or to originate multi-family and other higher-yielding loans.

FHLB-NY advances represented $7.2 billion and $5.4 billion of wholesale borrowings at December 31, 2006 and 2005, respectively, while repurchase agreements represented $3.8 billion and $4.3 billion, respectively. A significant portion of our wholesale borrowings at year-end consisted of callable advances, featuring a ten-year maturity and a non-call period of up to two years.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to a blanket collateral agreement, our FHLB-NY advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, including loans, securities, and equity shares in certain of our subsidiaries.

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are collateralized by U.S. Government agency obligations and mortgage-related securities, and may be entered into with the FHLB-NY or with a select number of brokerage firms. The brokerage firms we utilize are subject to an ongoing financial review, which is performed internally, to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use.

At December 31, 2006 and 2005, our junior subordinated debentures totaled $455.7 million and $454.2 million, while our other borrowings amounted to $354.0 million and $357.1 million, respectively. Included in junior subordinated debentures at year-end 2006 were $123.7 million of floating rate junior subordinated debentures featuring an annual interest rate equal to the three-month LIBOR plus 1.60% that were issued on December 14, 2006. These securities were issued for the purpose of funding the redemption of three previously issued junior subordinated debentures totaling $125.0 million that featured higher floating rates of interest equal to the three- and six-month LIBOR plus a range of 3.60% to 3.75%. Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of these borrowings.

Liquidity, Contractual Obligations and Off-balance-sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by erratic loan and deposit demand.

As discussed under “Sources of Funds,” the loans we produce are funded through four primary sources: cash flows from the repayment of loans; cash flows from securities sales and repayments; the deposits we gather organically through our extensive branch network or acquire through merger transactions; and borrowed funds, primarily in the form of wholesale borrowings.

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

Our principal investing activity is multi-family lending, which is supplemented by the production of commercial real estate, construction, and, to a lesser extent, C&I loans. In 2006, we produced $5.0 billion of loans, including $2.8 billion of loans secured by multi-family buildings. As previously stated, the growth of our loan portfolio has been funded, in part, by loan repayments, and by the sale and repayment of securities. As a result, the net cash provided by investing activities in 2006 totaled $30.7 million, with loan repayments generating proceeds of $3.5 billion and securities sales and repayments generating proceeds of $2.0 billion.

In 2006, the net cash used in financing activities totaled $322.4 million, primarily reflecting an $834.6 million net increase in borrowed funds, a $1.3 billion net decrease in cash flows from deposits, and the use of $286.8 million for the payment of cash dividends. Our investing and financing activities were supported by the net cash provided by our operating activities, which totaled $290.7 million in 2006.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, operating leases, and the payment of long-term debt. Our most liquid assets are cash and cash equivalents, which totaled $230.8 million at December 31, 2006. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $1.9 billion at the end of December, and from the Banks’ approved lines of credit with the FHLB-NY.

CDs due to mature in one year or less from December 31, 2006 totaled $5.1 billion, representing 85.0% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the types of products we offer, and the competitiveness of our interest rates. In addition, we may choose not to compete from time to time for such deposits, depending on market conditions, loan demand, and the availability of lower-cost sources of funds.

In 2006, the primary sources of funds for the Company on an unconsolidated basis (i.e., the “Parent Company”) included dividend payments from the Community Bank and sales and maturities of investment securities. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by regulations of the FDIC. In addition, the New York State Superintendent of Banks (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulation.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2006, the Community Bank paid dividends totaling $560.0 million to the Parent Company, including $325.0 million in the fourth quarter. As a result, the capacity of the Community Bank to pay additional dividends to the Parent Company in 2007 was reduced. At December 31, 2006, the Commercial Bank had $23.4 million it could dividend to the Parent Company without regulatory approval. In addition, the Parent Company had $17.7 million of securities available for sale and $312.8 million in cash and cash equivalents at that date. Were either of the Banks to apply to the Superintendent for a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, no assurances could be made that such an application would be approved by the regulatory authorities.

Contractual Obligations and Off-balance-sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

To fund the growth of our loan portfolio, we offer CDs to our customers under contract, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Financial Condition under “deposits” and “borrowed funds,” respectively. At December 31, 2006, we recorded CDs of $5.9 billion and had total long-term debt of $11.8 billion.

We also are obligated under a number of non-cancelable operating leases on the buildings and land we use in operating our branch network and our back-office functions. These obligations are not included in the Consolidated Statements of Condition and totaled $108.1 million at December 31, 2006.

The following table sets forth the maturity profile of the aforementioned contractual obligations:

Contractual Obligations

(in thousands)	Certificates of Deposit	Long-term Debt (1)	Operating Leases	Total
Under one year	$5,052,608	$751,364	$15,068	$5,819,040
One to three years	705,735	759,838	25,812	1,491,385
Three to five years	106,397	1,430,500	20,346	1,557,243
More than five years	79,845	8,903,140	46,906	9,029,891

Total	$5,944,585	$11,844,842	$108,132	$17,897,559

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, preferred stock of subsidiaries, and senior debt.

At December 31, 2006, we had no contractual obligations to purchase loans and a commitment to purchase $100,000 of securities.

In addition to our contractual obligations, we have significant commitments to extend credit in the form of mortgage and other loan originations. These off-balance-sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

At December 31, 2006, commitments to originate mortgage loans amounted to $954.5 million, with commitments to originate other loans amounting to $222.5 million, by comparison. All of our loan commitments were expected to be funded within 90 days of that date.

At December 31, 2006, we also had off-balance-sheet commitments to issue commercial, performance, and financial stand-by letters of credit of $31.2 million, $17.4 million, and $30.5 million, respectively. Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority of the transactions executed by the Company are used to settle payments in international trade. Typically, such letters of credit require presentation of documents which describe the commercial transaction, evidence shipment, and transfer title.

Performance letters of credit are primarily issued for the benefit of local municipalities on behalf of certain of our borrowers. These borrowers are mainly developers of residential subdivisions with whom we currently have a lending relationship. Performance letters of credit obligate us to make payments in the event that a specified third party fails to perform under non-financial contractual obligations. Financial stand-by letters of credit primarily are issued for the benefit of other financial institutions or municipalities, on behalf of certain of our current borrowers, and obligate us to guarantee payment of a specified financial obligation.

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2006:

(in thousands)
Mortgage Loan Commitments:
Multi-family loans	$367,860
Commercial real estate loans	24,553
Construction loans	543,837
1-4 family loans	18,278

Total mortgage loan commitments	954,528
Other loan commitments	222,516

Total loan commitments	1,177,044
Commercial, performance, and financial stand-by letters of credit	79,121

Total commitments	$1,256,165

Based upon the strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Capital Position

We manage our capital to enhance shareholder value and to enable management to act opportunistically in a changing marketplace. To this end, we distributed dividends totaling $286.8 million in 2006, reflecting the declaration of a $0.25 per share dividend in all four quarters, and issued 24.5 million shares of Company common stock, generating net proceeds of $400.1 million, to fund the acquisition of Atlantic Bank in the second quarter of the year.

Stockholders’ equity totaled $3.7 billion at December 31, 2006, signifying a $365.0 million increase from the year-earlier balance, and was equivalent to 12.95% of total assets and a book value of $12.56 per share, based on 293,890,372 shares. The year-end 2005 amount was equivalent to 12.65% of total assets, and a book value of $12.43 per share based on 267,594,393 shares.

We calculate book value per share by subtracting the number of unallocated ESOP shares at the end of the period from the number of shares outstanding at the same date, and then divide our total stockholders’ equity by the resultant number of shares. Largely reflecting the issuance of shares to fund the Atlantic Bank transaction, the number of shares outstanding rose to 295,350,936 at December 31, 2006 from 269,776,791 at December 31, 2005. Included in the respective year-end amounts were unallocated ESOP shares of 1,460,564 and 2,182,398. (Please see the definition of book value that appears in the Glossary.)

In addition to the aforementioned dividends and common stock offering proceeds, the balance of stockholders’ equity was impacted by our adoption of SFAS No. 158, which requires balance sheet recognition of the over- or under-funded status of pension and other post-retirement benefit plans. The adoption of SFAS No. 158 increased the Company’s accumulated other comprehensive loss by $15.9 million at December 31, 2006. In addition, the balance of stockholders’ equity reflects the allocation of $2.4 million for share repurchases during the year.

Excluding goodwill and CDI from total stockholders’ equity, tangible stockholders’ equity equaled $1.4 billion at December 31, 2006, signifying a $177.7 million increase from the balance at December 31, 2005. The year-end 2006 amount represented 5.47% of tangible assets, while the year-end 2005 amount represented 5.19%. Excluding net unrealized losses on securities of $52.1 million and $55.9 million, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets equaled 5.66% and 5.41%, respectively, at December 31, 2006 and 2005. The increase in tangible stockholders’ equity primarily reflects the proceeds from the aforementioned common stock offering, net of the goodwill recorded in the Atlantic Bank transaction, and 2006 net income of $232.6 million, which served to offset the funds expended for dividend distributions. (Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear earlier in this report.)

Consistent with our longstanding record of capital strength, the level of stockholders’ equity at December 31, 2006 was more than sufficient to exceed the minimum federal requirements for a bank holding company. The following table sets forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios at December 31, 2006 and 2005, and the respective minimum regulatory requirements, which are considered on a consolidated basis:

Regulatory Capital Analysis

At December 31, 2006	Actual		Minimum Requirement
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$2,247,054	12.31%	8.00%
Tier 1 risk-based capital	2,146,665	11.76	4.00
Leverage capital	2,146,665	8.14	4.00

At December 31, 2005	Actual		Minimum Requirement
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$2,074,611	15.23%	8.00%
Tier 1 risk-based capital	1,941,906	14.26	4.00
Leverage capital	1,941,906	8.34	4.00

On March 1, 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue, on a limited basis, the inclusion of trust preferred securities in Tier 1 capital. Under this rule, trust preferred securities and other elements of restricted core capital are subject to stricter quantitative limits. It is currently management’s expectation that our regulatory capital ratios will continue to exceed the minimum levels required, despite the stricter quantitative limits applied under the final rule.

The capital strength of the Company is paralleled by the solid capital position of the Banks. At December 31, 2006, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as a “well capitalized” institution under the Federal Deposit Insurance Corporation Improvement Act of 1991, as further discussed in Note 16 to the Consolidated Financial Statements, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2006 AND 2005 COMPARISON

Earnings Summary

In 2006, we recorded earnings of $232.6 million, or $0.81 per diluted share, as compared to $292.1 million, or $1.11 per diluted share, in 2005. While the reduction was partly attributable to the adverse impact of the inverted yield curve on the level of net interest income, it also reflects the following after-tax charges, which totaled $31.0 million and were equivalent to $0.11 per diluted share:

•	a $5.4 million charge for the allocation of ESOP shares recorded in the fourth quarter, in connection with the acquisition of Atlantic Bank;

•	a $2.0 million retirement charge recorded in connection with the retirements of the Company’s chairman and senior lending consultant, also in the fourth quarter of the year;

•	a $1.2 million loss recorded in connection with the write-off of unamortized issuance costs stemming from the redemption of certain trust preferred securities in the fourth quarter;

•	a $3.6 million loss on the mark-to-market of certain interest rate swaps recorded in the second quarter in connection with the post-merger repositioning of the balance sheet; and

•

charges of $18.0 million and $769,000 for the prepayment of borrowings and the termination of our interest rate swap agreements, which were recorded in connection with the repositioning of our balance sheet following the acquisition of Atlantic Bank in the second quarter of the year.

By comparison, our 2005 earnings were reduced by an after-tax charge of $34.0 million, or $0.13 per diluted share, recorded in the fourth quarter, for the post-merger allocation of ESOP shares in connection with the acquisition of Long Island Financial.

Our 2006 earnings also reflect the twelve-month benefit of the Long Island Financial acquisition, the eight-month benefit of the acquisition of Atlantic Bank, and the classification of all prepayment penalties on loans as interest income, consistent with current industry practice. Prior to the third quarter of 2006, it was our policy to classify prepayment penalties as “interest income” when a loan refinanced with us and as “non-interest income” when a loan refinanced with another bank. In 2006, prepayment penalties totaled $29.5 million, as compared to $33.0 million and $34.7 million, respectively, in 2005 and 2004.

The following table reflects the impact of classifying all prepayment penalties as interest income on the Company’s net interest income, non-interest income, interest rate spread, and net interest margin for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
	2005		2004
(dollars in thousands)	Before Reclassification	After Reclassification	Before Reclassification	After Reclassification
Net interest income	$572,003	$595,367	$781,257	$799,343
Non-interest income (loss)	121,065	97,701	(44,217)	(62,303)
Interest rate spread	2.51%	2.61%	3.55%	3.63%
Net interest margin	2.64	2.74	3.61	3.70

All prior-period amounts in the following discussion of net interest income and non-interest income have been adjusted to reflect the reclassification of prepayment penalties.

Net Interest Income

Net interest income is the difference between the interest income we generate on the loans we produce and the securities we invest in (i.e., our interest-earning assets), and the interest expense generated by our deposits and borrowed funds (i.e., our interest-bearing liabilities).

The level of net interest income is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by various external factors, including the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is driven by the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow from one another), as it deems necessary, based on its perception of economic trends. In the first six months of 2006, the FOMC raised the fed funds rate four times in 25-basis point increments to its current level of 5.25%. In 2005, the fed funds rate rose eight times in 25-basis point increments, from 2.25% to 4.25%.

While our cost of funds is largely driven by the FOMC’s actions, the yields generated by our loans and other interest-earning assets are typically driven by intermediate-term interest rates, which are set by the market and generally vary from day to day. In 2006, the increase in intermediate-term rates failed to keep pace with the increase in short-term rates of interest. Reflecting the disparity between the movements in short- and intermediate-term interest rates over the twelve-month period, the yield curve continued to invert during 2006.

As a result of the inversion, our net interest income declined to $561.6 million from $595.4 million, the year-earlier level, as a $229.7 million rise in interest income was exceeded by a $263.5 million rise in interest expense. The decline in net interest income also reflects a $3.5 million decline in prepayment penalties to $29.5 million and the mark-to-market adjustments on the interest-earning assets and interest-bearing liabilities acquired in our various merger transactions.

The negative impact of the inverted yield curve was partly offset by the twelve-month benefit of the Long Island Financial transaction and the eight-month benefit of the acquisition of Atlantic Bank. As a result of these transactions, we increased the concentration of lower-cost and non-interest-bearing deposits within our mix of funding sources, and utilized the cash flows from the sale of acquired assets to reduce our balance of higher-cost wholesale funds, as previously discussed. While the transactions also contributed to the growth of interest-earning assets, the increase was primarily fueled by organic loan production, with $5.0 billion of loans produced over the course of the year.

Interest Income

Interest income rose 19.5% year-over-year, to $1.4 billion, driven by a $3.0 billion, or 14.0%, increase in the average balance of interest-earning assets to $24.7 billion and a 26-basis point increase in the average yield on such assets to 5.69%. The growth of the loan portfolio accounted for most of the increase in the average balance, while the higher yield was largely due to the replenishment of the loan portfolio with higher-yielding credits, reflecting the aforementioned rise in intermediate-term interest rates.

Average loans rose $3.7 billion, or 24.4%, year-over-year to $18.9 billion, accompanied by a 27-basis point rise in the average yield to 5.92%. As a result, the interest income produced by loans rose $260.9 million in 2006, to $1.1 billion, offsetting a $31.8 million reduction in the interest income produced by securities. In 2006, securities generated interest income of $289.0 million, the net effect of a $656.5 million, or 10.1%, reduction in the average balance to $5.8 billion, and a two-basis point rise in the average yield to 4.96%. The decline in average securities was consistent with management’s emphasis on lending and the strategic use of cash flows from securities sales and repayments to fund the growth of the loan portfolio.

Interest Expense

Interest expense rose 45.1% year-over-year, to $847.1 million, reflecting a $2.5 billion, or 12.3%, rise in the average balance of interest-bearing liabilities to $23.2 billion and an 83-basis point rise in the average cost of funds to 3.65%. The higher balance was primarily due to our increased use of borrowed funds over the twelve-month period, the growing popularity of CDs as short-term interest rates increased, and the deposits acquired in the acquisition of Atlantic Bank. The higher cost reflects the aforementioned increase in short-term rates of interest, as the fed funds rate rose 100 basis points in the first six months of 2006.

Borrowed funds generated 2006 interest expense of $463.8 million, an $82.9 million increase from the year-earlier amount. The increase was the result of an $834.0 million, or 8.1%, rise in the average balance to $11.1 billion and a 47-basis point rise in the average cost of such funds to 4.17%.

CDs produced 2006 interest expense of $249.3 million, an increase of $133.1 million, as the average balance rose $1.7 billion to $5.9 billion and the average cost rose 147 basis points to 4.20%. CDs thus accounted for the bulk of the interest expense produced by interest-bearing deposits, which rose $180.6 million to $383.4 million in 2006. The latter increase was attributable to a $1.7 billion, or 16.5%, rise in the average balance of interest-bearing deposits to $12.1 billion, together with a 121-basis point rise in the average cost of such funds to 3.17%.

Core deposits generated 2006 interest expense of $133.9 million, signifying a year-over-year increase of $47.5 million, or 55.0%. The increase was the result of a $370.9 million rise in the average balance to $7.1 billion and a

165-basis point rise in the average cost of such funds to 2.93%. While the average balance of savings accounts fell $144.0 million to $2.5 billion, the reduction was largely tempered by a $142.6 million rise in the average balance of NOW and money market accounts to $3.5 billion. Largely reflecting the benefit of our commercial bank acquisitions, the average balance of non-interest-bearing deposits rose $372.4 million, or 50.5%, to $1.1 billion in the twelve months ended December 31, 2006.

Interest Rate Spread and Net Interest Margin

The same factors that contributed to the decline in our 2006 net interest income contributed to a reduction in our interest rate spread and net interest margin during the year. At 2.04%, our interest rate spread was 57 basis points narrower than the 2005 measure, and at 2.27%, our net interest margin was down 47 basis points year-over-year.

Net Interest Income Analysis

The following table sets forth certain information regarding our average balance sheet for the years indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the year are derived from average balances that are calculated daily. The average yields and costs include fees and premiums and discounts (including mark-to-market adjustments from acquisitions) that are considered adjustments to such average yields and costs.

	For the Years Ended December 31,
	2006				2005				2004
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$18,882,661	$1,118,467	5.92%		$15,183,973	$857,537	5.65%		$11,652,470	$675,897	5.80%
Securities (2) (3)	5,831,048	288,979	4.96		6,487,566	320,777	4.94		9,954,060	513,906	5.16
Money market investments	27,740	1,254	4.52		25,620	704	2.75		21,949	442	2.01

Total interest-earning assets	24,741,449	1,408,700	5.69		21,697,159	1,179,018	5.43		21,628,479	1,190,245	5.50
Non-interest-earning assets	3,371,195				3,200,970				3,344,517

Total assets	$28,112,644				$24,898,129				$24,972,996

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$3,519,471	$116,055	3.30%		$3,376,893	$73,052	2.16%		$2,498,668	$26,471	1.06%
Savings accounts	2,493,592	17,856	0.72		2,637,639	13,349	0.51		2,962,231	16,718	0.56
Certificates of deposit	5,939,897	249,286	4.20		4,250,386	116,173	2.73		3,868,806	46,967	1.21
Mortgagors’ escrow	128,591	176	0.14		108,971	249	0.23		84,448	233	0.28

Total interest-bearing deposits	12,081,551	383,373	3.17		10,373,889	202,823	1.96		9,414,153	90,389	0.96
Borrowed funds	11,126,640	463,761	4.17		10,292,641	380,828	3.70		11,453,148	300,513	2.62

Total interest-bearing liabilities	23,208,191	847,134	3.65		20,666,530	583,651	2.82		20,867,301	390,902	1.87
Non-interest-bearing deposits	1,110,486				738,075				710,082
Other liabilities	251,596				300,130				235,648

Total liabilities	24,570,273				21,704,735				21,813,031
Stockholders’ equity	3,542,371				3,193,394				3,159,965

Total liabilities and stockholders’ equity	$28,112,644				$24,898,129				$24,972,996

Net interest income/interest rate spread		$561,566	2.04%			$595,367	2.61%			$799,343	3.63%

Net interest-earning assets/net interest margin	$1,533,258		2.27%		$1,030,629		2.74%		$761,178		3.70%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.05	x			1.04	x

(1)	Amounts are net of net deferred loan origination costs / (fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase/(Decrease)			Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$217,707	$43,223	$260,930	$198,933	$(17,293)	$181,640
Securities	(32,840)	1,042	(31,798)	(163,313)	(29,816)	(193,129)
Money market investments	63	487	550	82	180	262

Total	184,930	44,752	229,682	35,702	(46,929)	(11,227)

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	3,192	39,811	43,003	11,749	34,832	46,581
Savings accounts	(704)	5,211	4,507	(1,734)	(1,635)	(3,369)
Certificates of deposit	56,603	76,510	133,113	5,056	64,150	69,206
Borrowed funds	32,382	50,551	82,933	(26,352)	106,667	80,315
Mortgagors’ escrow	58	(131)	(73)	39	(23)	16

Total	91,531	171,952	263,483	(11,242)	203,991	192,749

Change in net interest income	$93,399	$(127,200)	$(33,801)	$46,944	$(250,920)	$(203,976)

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

Reflecting this assessment, no provision for loan losses was recorded during the twelve months ended December 31, 2006 or 2005. Reflecting a $6.4 million reduction in non-performing loans to $21.2 million, the ratio of non-performing loans to total loans improved from 0.16% at December 31, 2005 to 0.11% at December 31, 2006. While the level of charge-offs rose from $21,000 to $420,000 during this time, all of the charge-offs recorded consisted of consumer loans and other unsecured credits that were acquired in our various merger transactions.

Notwithstanding the absence of any provisions, the allowance for loans losses rose $5.7 million year-over-year to $85.4 million, the net effect of the aforementioned charge-offs and the $6.1 million loan loss allowance acquired in the transaction with Atlantic Bank. At December 31, 2006 and 2005, the allowance for loan losses represented 0.43% and 0.47% of total loans and 402.72% and 289.17% of non-performing loans, respectively.

Please see “Critical Accounting Policies” and “Asset Quality” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, and the quality of our loan portfolio.

Non-interest Income

The non-interest income we produce stems from several sources, including “fee income” in the form of retail deposit fees and charges on loans; income from our investment in BOLI; and “other income” derived from such varied sources as the sale of third-party investment products; the sale of one-to-four family loans on a conduit basis; and our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”). Also included in non-interest income are the net gains or losses produced through the sale of securities.

In 2006, we recorded non-interest income of $89.0 million, as compared to $97.7 million in 2005. The 2006 amount was reduced by a $1.9 million loss recorded in connection with the write-off of unamortized issuance costs stemming from the redemption of certain trust preferred securities, and by a $6.1 million loss on the mark-to-market of interest rate swaps. In addition, we recorded a $313,000 loss on the other-than-temporary impairment of securities. These reductions were partly offset by a $6.0 million rise in fee income to $38.7 million and a $1.1 million rise in BOLI income to $23.6 million, which also tempered the impact of a $1.6 million decline in other income to $31.9 million. While revenues from PBC rose $2.5 million year-over-year, to $13.6 million, the increase was offset by reductions in income from the sale of third-party investment products and one-to-four family loans. Included in other income in each of 2005 and 2006 was $3.5 million produced by our real estate joint venture. As the sale of the units was completed in the fourth quarter of 2006, no further income is expected to be realized from this source.

The following table summarizes our sources of non-interest income and the year-over-year changes in the revenues they respectively generated in the years ended December 31, 2006, 2005, and 2004:

Non-interest Income Analysis

(dollars in thousands)	For the Year Ended Dec. 31, 2006	% Change 2005 to 2006	For the Year Ended Dec. 31, 2005	% Change 2004 to 2005	For the Year Ended Dec. 31, 2004
Fee income	$38,662	18.54%	$32,614	(18.80)%	$40,166
BOLI	23,627	4.84	22,536	6.44	21,172
Net securities gains (losses)	3,033	1.13	2,999	102.05	(146,375)
Loss on debt redemption	(1,859)	—	—	—	—
Loss on mark-to-market of interest rate swaps	(6,071)	—	—	—	—
Loss on other-than-temporary impairment of securities	(313)	—	—	100.00	(8,209)
Net gain on sale of bank-owned properties	—	(100.00)	6,040	—	—
Other income:
Peter B. Cannell	13,581	22.41	11,095	21.59	9,125
Third-party product sales	7,200	(10.07)	8,006	(21.29)	10,171
Gain on sale of 1-4 family and other loans	693	(80.40)	3,536	178.43	1,270
Joint venture income	3,506	(1.13)	3,546	(39.39)	5,851
Other	6,931	(5.43)	7,329	61.93	4,526

Total other income	31,911	(4.78)	33,512	8.30	30,943

Total non-interest income (loss)	$88,990	(8.92)%	$97,701	256.82%	$(62,303)

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from our merger transactions with Richmond County in 2001, Roslyn in 2003, Long Island Financial in 2005, and Atlantic Bank in 2006.

Non-interest expense totaled $301.8 million and $248.4 million in 2006 and 2005, respectively. Included in the 2006 amount were operating expenses of $256.4 million, including a $3.1 million charge recorded in connection with the retirements of our chairman and senior lending consultant and a $5.7 million charge recorded for the allocation of ESOP shares pursuant to the acquisition of Atlantic Bank, both of which were included in fourth quarter 2006 compensation and benefits expense. Included in 2005 non-interest expense were operating expenses of $236.6 million, including a $36.6 million pre-tax charge recorded for the allocation of ESOP shares pursuant to the acquisition of Long Island Financial, which was included in fourth quarter 2005 compensation and benefits expense.

The level of non-interest expense recorded in 2006 was boosted by a $26.5 million charge for the prepayment of wholesale borrowings and a $1.1 million charge for the termination of our interest rate swap agreements in connection with the repositioning of our balance sheet following the acquisition of Atlantic Bank. In addition, the year-over-year increase in non-interest expense reflects the twelve-month impact of the Long Island Financial transaction and the eight-month impact of the acquisition of Atlantic Bank. The related increases in staff and the addition of 29 branch locations accounted for a significant portion of the increase in operating expenses, while the CDI acquired in the two transactions resulted in a $6.1 million increase in CDI amortization to $17.9 million.

The following table summarizes the components of non-interest expense, and the year-over-year change in the respective totals, for the years ended December 31, 2006, 2005, and 2004:

Non-interest Expense Analysis

(dollars in thousands)	For the Year Ended Dec. 31 2006	% Change 2005 to 2006	For the Year Ended Dec. 31, 2005	% Change 2004 to 2005	For the Year Ended Dec. 31, 2004
Operating Expenses:
Compensation and benefits	$138,705	0.43%	$138,114	41.19%	$97,818
Occupancy and equipment	56,735	27.84	44,380	9.39	40,569
General and administrative	54,159	13.28	47,810	(0.30)	47,956
Other	6,763	7.06	6,317	(13.34)	7,289

Total operating expenses	256,362	8.34	236,621	22.20	193,632
Prepayment of borrowings	26,477	—	—	—	—
Termination of interest rate swaps	1,132	—	—	—	—
Amortization of core deposit intangibles	17,871	52.31	11,733	2.56	11,440

Total non-interest expense	$301,842	21.54%	$248,354	21.11%	$205,072

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions.

In 2006, we recorded income tax expense of $116.1 million, signifying a $36.5 million reduction from the year-earlier amount. The reduction in income-tax expense was attributable to a $96.0 million decline in pre-tax income to $348.7 million and a decline in the effective tax rate from 34.32% to 33.30%. The higher effective tax rate in 2005 was largely attributable to the non-deductibility of the merger-related charge recorded for the allocation of ESOP shares in connection with the acquisition of Long Island Financial, which exceeded the merger-related ESOP charge recorded in connection with the acquisition of Atlantic Bank by $30.8 million.

RESULTS OF OPERATIONS: 2005 AND 2004 COMPARISON

Earnings Summary

In 2005, we generated earnings of $292.1 million, or $1.11 per diluted share, as compared to earnings of $355.1 million, or $1.33 per diluted share, in 2004. As discussed in the comparison of 2006 and 2005 earnings, the after-tax merger-related charge recorded in connection with the acquisition of Long Island Financial accounted for $34.0 million of the reduction in our 2005 earnings, and for $0.13 of the reduction in our diluted earnings per share.

The earnings recorded in 2004 reflect the impact of a balance sheet repositioning charge recorded in the second quarter and an impairment charge recorded in the fourth quarter of that year. To reduce our exposure to interest rate and market risk at the end of the second quarter, we reduced our securities portfolio by selling $5.1 billion of available-for-sale securities, and utilized the proceeds to reduce our balance of wholesale borrowings by a like amount. At the same time, we extended $2.4 billion of short-term borrowings to an average three-year maturity and reclassified $1.0 billion of available-for-sale securities as held-to-maturity. While the securities were sold at a net loss of $94.9 million, or $0.35 per diluted share, on an after-tax basis (the “repositioning charge”), the sacrifice to earnings was offset by the improvement in our market and interest rate risk profile at a time of significant and increasing interest rate volatility.

In the fourth quarter of 2004, we recorded a pre-tax loss of $8.2 million on the other-than-temporary impairment of certain perpetual preferred FNMA securities. This “impairment charge” was equivalent to $5.0 million, or $0.02 per diluted share, after-tax.

The year-over-year reduction in our 2005 earnings also reflected a decline in net interest income, which was partly offset by the non-interest income recorded, in contrast to a non-interest loss in the prior year.

While the assets and liabilities acquired in the Long Island Financial transaction were reflected in our Consolidated Statement of Condition at December 31, 2005, the contribution of Long Island Financial to our earnings was not reflected in our 2005 Consolidated Statement of Income and Comprehensive Income because the transaction was completed on the last business day of the year. Accordingly, the contribution to earnings of the Long Island Financial transaction did not commence until January 2006.

Net Interest Income

Reflecting the movement of short- and intermediate-term interest rates, and the resultant flattening of the yield curve, we recorded 2005 net interest income of $595.4 million, a $204.0 million reduction from the level recorded in 2004. The reduction was the combined result of an $11.2 million decline in interest income and a $192.7 million rise in interest expense, as described below.

Interest Income

In 2005, we recorded interest income of $1.2 billion, a modest decline from the prior-year amount. In addition to the low level of market interest rates, which limited the yields on new loan originations, the level of interest income reflected a $1.7 million decline in prepayment penalties, to $33.0 million, as the level of market interest rates contributed to a decline in multi-family and commercial real estate loan refinancing activity. The level of interest income in 2005 also reflected the declining benefit of the mark-to-market adjustments stemming from the Roslyn merger, and the continued shift in our mix of assets, with the cash flows stemming from the strategic decline in securities funding the growth in loans.

As a result of these factors, the average balance of interest-earning assets rose $68.7 million year-over-year, to $21.7 billion, while the average yield declined seven basis points to 5.43%. Reflecting the record volume of loans produced, the average balance of loans rose $3.5 billion to $15.2 billion, offsetting a $3.5 billion decline in the average balance of securities to $6.5 billion. The interest income produced by loans rose $181.6 million year-over-year to $857.5 million, the net effect of the 30.3% rise in the average balance and a 15-basis point decline in the average yield to 5.65%. The interest income produced by securities, meanwhile, declined $193.1 million to $320.8 million, as the decline in the average balance combined with a 22-basis point decline in the average yield to 4.94%.

Interest Expense

Interest expense totaled $583.7 million in 2005, signifying a $192.7 million, or 49.3%, increase from the level recorded in 2004. While the increase was attributable to a combination of factors, primary among them was the steady rise in short-term interest rates. At 2.82%, our cost of funds in 2005 was 95 basis points higher than the cost of funds recorded in the prior year. The increase in the cost of funds was partly offset by a $200.8 million decline in the average balance of interest-bearing liabilities to $20.7 billion, reflecting the strategic shift in our funding mix. In connection with our drive to expand and diversify our funding sources, we engaged in a year-long campaign to increase our longer-term retail deposits, while also accepting brokered deposits to fund the growth of our loan portfolio. As a result, the average balance of interest-bearing deposits rose $959.7 million year-over-year to $10.4 billion, while the average balance of borrowed funds declined $1.2 billion to $10.3 billion.

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

Core deposits generated 2005 interest expense of $86.4 million, signifying a year-over-year increase of $43.2 million, the result of a $581.6 million rise in the average balance to $6.8 billion and a 58-basis point rise in the average cost of such funds to 1.28%. While the average balance and cost of savings accounts declined $324.6 million and five basis points, respectively, from the prior-year levels, these reductions were offset by a $28.0 million increase in the average balance of non-interest-bearing deposits to $738.1 million, and an increase in both the average balance and cost of NOW and money market accounts. NOW and money market accounts contributed $73.1 million to total interest expense, an increase of $46.6 million, the result of an $878.2 million rise in the average balance to $3.4 billion and a 110-basis point rise in the average cost of such funds to 2.16%. The higher average balance partly reflects our use of brokered deposits, particularly in the fourth quarter of the year.

Borrowed funds produced interest expense of $380.8 million in 2005, representing an $80.3 million increase, the net effect of a 10.1% decline in the average balance and a 108-basis point rise in the average cost of such funds to 3.70%.

Interest Rate Spread and Net Interest Margin

The same combination of factors that contributed to the decline in net interest income contributed to the contraction of our interest rate spread and net interest margin in 2005. At 2.61%, our spread was 102 basis points narrower than the 2004 measure; our margin narrowed 96 basis points to 2.74% during this time.

Provision for Loan Losses

Reflecting management’s assessment of the Community Bank’s loan loss allowance, no provision for loan losses was recorded in 2005 or 2004. We recorded total charge-offs of $21,000 and $236,000 during the respective twelve-month periods, and recorded no net charge-offs from the fourth quarter of 1994 through the third quarter of 2004. All of the loans charged off in 2005 and 2004 were consumer and unsecured loans that were acquired in our merger transactions.

In addition to the $215,000 reduction in charge-offs, we recorded a $585,000 reduction in the balance of non-performing loans. At December 31, 2005 and 2004, non-performing loans totaled $27.6 million and $28.1 million, and were equivalent to 0.16% and 0.21% of total loans, respectively.

Reflecting the $1.7 million loan loss allowance acquired in the Long Island Financial transaction, which significantly offset the modest level of charge-offs recorded, the consolidated loan loss allowance rose to $79.7 million at December 31, 2005, representing 289.17% of non-performing loans and 0.47% of total loans.

Non-interest Income (Loss)

We recorded non-interest income of $97.7 million in 2005, in contrast to a non-interest loss of $62.3 million in 2004. In addition to fee income of $32.6 million, BOLI income of $22.5 million, and other income of $33.5 million, the 2005 amount included net securities gains of $3.0 million and a pre-tax gain of $6.0 million on the sale of certain bank-owned properties.

In addition to fee income of $40.2 million, BOLI income of $21.2 million, and other income of $30.9 million, the 2004 amount reflected the impact of a pre-tax net loss of $157.2 million on the sale of securities in connection with the repositioning of our balance sheet in the second quarter (which was slightly tempered by net securities gains of $10.8 million in the remaining three quarters), and a pre-tax loss of $8.2 million on the other-than-temporary impairment of certain perpetual preferred FNMA securities in the fourth quarter of the year.

While fee income thus fell $7.6 million year-over-year, reflecting a decline in retail deposit fees, BOLI income and other income rose $1.3 million and $2.6 million, respectively, in 2005, offsetting the decline. The increase in BOLI income reflects the BOLI acquired in the Long Island Financial transaction, an increase in the cash surrender value of the policies, and the rise in market interest rates. The increase in other income was largely attributable to a $2.0 million rise in revenues from PBC to $11.1 million and a $2.3 million increase in the gain on the sale of one-to-four family and other loans. Reflected in the latter amount was a gain of $2.7 million on the bulk sale of one-to-four family loans in the second quarter of the year.

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

Non-interest Expense

We recorded non-interest expense of $248.4 million in 2005, signifying a $43.3 million increase from the amount recorded in 2004. The increase was largely attributable to the aforementioned pre-tax merger-related charge of $36.6 million, which reflected the allocation of ESOP shares in connection with the Long Island Financial transaction, and was recorded in fourth quarter 2005 compensation and benefits expense.

Reflecting the merger-related charge, we recorded total operating expenses of $236.6 million, as compared to $193.6 million in the year-earlier twelve months. Compensation and benefits accounted for $138.1 million of total operating expenses in 2005, as compared to $97.8 million in 2004. Aside from the merger-related charge, the year-over-year increase in compensation and benefits expense was primarily due to normal salary increases and the expansion of our branch and back-office staff.

The increase in operating expenses also reflects a $3.8 million rise in occupancy and equipment expense to $44.4 million, as one new in-store branch was opened and three others were closed or sold. The increase in occupancy and equipment expense also reflects improvements made during the year to the physical plant of several branches and upgrades to our information technology. The increase in occupancy and equipment expense was partly offset by a $146,000 decline in G&A expense to $47.8 million and a $972,000 decline in other expenses to $6.3 million.

CDI amortization totaled $11.7 million in 2005, a $293,000 increase from the level recorded in 2004. The year-over-year increase reflects the accelerated amortization stemming from the sale of certain branches that had been acquired in the Richmond County merger.

Reflecting the levels of operating expenses, net interest income, and non-interest income recorded, our efficiency ratio equaled 34.14% and 26.27%, respectively, in 2005 and 2004. The year-over-year increase was largely attributable to the decline in net interest income and to the aforementioned merger-related charge, which accounted for most of the increase in operating expenses.

Income Tax Expense

We recorded income tax expense of $152.6 million in 2005, down $24.3 million from the 2004 amount. The reduction reflected an $87.3 million decline in pre-tax income to $444.7 million, which was tempered by a rise in the effective tax rate to 34.3% from 33.3%. The latter increase was primarily due to the non-deductibility of the merger-related charge stemming from the Long Island Financial acquisition, and was partially offset by the benefit of a New Markets Tax Credit allocation that was granted by the U.S. Treasury in the second quarter of the year. The New Markets Tax Credit entitles us to recognize $16.4 million in tax credits over a seven-year period, including $2.1 million in 2005.

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005:

	2006				2005
(in thousands, except per share data)	4th(1)	3rd	2nd(2)	1st(3)	4th(4)	3rd	2nd	1st
Net interest income	$140,805	$139,847	$144,016	$136,898	$133,086	$146,825	$152,220	$163,237
Provision for loan losses	—	—	—	—	—	—	—	—
Non-interest income	22,688	23,467	23,659	19,176	21,699	21,677	26,797	27,527
Non-interest expense	78,548	71,477	93,192	58,625	89,362	53,170	52,246	53,576

Income before income taxes	84,945	91,837	74,483	97,449	65,423	115,332	126,771	137,188
Income tax expense	31,824	29,360	23,871	31,074	28,507	37,717	40,299	46,106

Net income	$53,121	$62,477	$50,612	$66,375	$36,916	$77,615	$86,472	$91,082

Basic earnings per share	$0.18	$0.21	$0.18	$0.25	$0.14	$0.30	$0.33	$0.35

Diluted earnings per share	$0.18	$0.21	$0.18	$0.25	$0.14	$0.30	$0.33	$0.35

(1)	Includes a pre-tax merger-related charge of $5.7 million and a pre-tax retirement charge of $3.1 million, both recorded in non-interest expense, and a $1.9 million pre-tax loss on debt redemption recorded in non-interest income, which were collectively equivalent to an after-tax charge of $8.6 million, or $0.03 per diluted share.
(2)	Includes a pre-tax charge of $27.6 million for the prepayment of borrowings and the termination of interest rate swaps, recorded in non-interest expense, which was equivalent to an after-tax charge of $18.8 million, or $0.07 per diluted share.
(3)	Includes a $6.1 million pre-tax loss on the mark-to-market of interest rate swaps, recorded in non-interest income, which was equivalent to an after-tax loss of $3.6 million, or $0.01 per diluted share.
(4)	Includes a pre-tax merger-related charge of $36.6 million, recorded in non-interest expense, which was equivalent to an after-tax charge of $34.0 million, or $0.13 per diluted share.

IMPACT OF INFLATION

The Consolidated Financial Statements and notes thereto presented in this report have been prepared in accordance with GAAP, which require that we measure our financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of a bank’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

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

Market Risk

As a financial institution, we are focused on managing our exposure to interest rate volatility, which represents our primary market risk. Changes in market interest rates represent the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, our Boards of Directors and management monitor our interest rate sensitivity on a monthly or as needed basis so that adjustments in the asset and liability mix can be made when deemed appropriate.

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

The continued inversion of the yield curve in 2006 posed a significant challenge for financial institutions, including the Company. To manage our interest rate risk during a difficult year, we continued to pursue certain strategies that have been at the heart of our business model, and adopted additional strategies to respond to the specific challenges posed by the slope of the curve. We continued to place an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family, commercial real estate, and construction loans; and continued to originate one-to-four family loans on a pass-through basis, selling such loans to a third-party conduit without recourse. We continued to utilize the cash flows from securities sales and repayments to fund the production of higher-yielding assets and also used such funds to reduce our higher-cost sources of funds. We utilized borrowed funds and brokered deposits when such funding sources represented an attractive alternative to retail funding, and repositioned or repaid our higher-cost wholesale borrowings to reduce the interest rate. We acquired our second commercial bank and used the proceeds from the sale of its assets to reduce our higher-cost funding sources, while benefiting from the infusion of its lower-cost and non-interest-bearing deposits. In addition, we utilized the proceeds from loan prepayments to reduce our higher-cost brokered deposits at a time when market conditions made it less appealing for us to lend.

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

At December 31, 2006, our one-year gap was a negative 11.66%, as compared to a negative 10.19% at December 31, 2005. The year-over-year increase was primarily due to an increase in the percentage of borrowed funds due to mature in one year or less to 49.9% from 29.2%, and an increase in the percentage of CDs maturing in one year or less to 85.0% from 76.4%.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2006 on the basis of contractual maturities; scheduled rate adjustments; and anticipated prepayments, including callable provisions, within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 20% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At December 31, 2006
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,110,827	$4,242,927	$7,490,710	$3,962,608	$790,293	$34,323	$19,631,688
Mortgage-related securities (2) (3)	123,482	337,747	769,375	616,813	842,484	362,253	3,052,154
Other securities (2)	622,830	71,987	169,715	967,422	371,450	74,737	2,278,141
Money market investments	13,063	—	—	—	—	—	13,063

Total interest-earning assets	3,870,202	4,652,661	8,429,800	5,546,843	2,004,227	471,313	24,975,046

INTEREST-BEARING LIABILITIES:
Savings accounts	29,927	89,780	221,758	200,136	1,030,560	821,984	2,394,145
NOW and Super NOW accounts	8,326	24,979	61,699	55,684	286,731	228,701	666,120
Money market accounts	374,758	334,123	641,516	410,570	707,093	22,808	2,490,868
Certificates of deposit	2,579,725	2,472,884	705,735	106,397	79,844	—	5,944,585
Borrowed funds	2,304,731	3,624,633	4,075,981	1,380,555	215,566	278,542	11,880,008

Total interest-bearing liabilities	5,297,467	6,546,399	5,706,689	2,153,342	2,319,794	1,352,035	23,375,726

Interest rate sensitivity gap per period (4)	$(1,427,265)	$(1,893,738)	$2,723,111	$3,393,501	$(315,567)	$(880,722)	$1,599,320

Cumulative interest sensitivity gap	$(1,427,265)	$(3,321,003)	$(597,892)	$2,795,609	$2,480,042	$1,599,320

Cumulative interest sensitivity gap as a percentage of total assets	(5.01)%	(11.66)%	(2.10)%	9.82%	8.71%	5.62%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	73.06	71.96	96.59	114.19	111.26	106.84

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV as of December 31, 2006:

(dollars in thousands) Change in Interest Rates (in basis points)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
-200	$29,603,155	$25,728,015	$3,875,140	$(22,726)	(0.58)%
-100	29,148,054	25,130,750	4,017,304	119,438	3.06
—	28,668,271	24,770,405	3,897,866	—	—
+100	28,107,741	24,491,036	3,616,705	(281,161)	(7.21)
+200	27,561,761	24,291,627	3,270,134	(627,732)	(16.10)

The net changes in NPV presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Banks.

As with the Interest Rate Sensitivity Analysis, certain shortcomings are inherent in the methodology used in the preceding interest rate risk measurements. Modeling changes in NPV requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Analysis presented above assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not take into account the anticipated benefit of the pending PennFed transaction or other strategic actions we are taking to further reduce our exposure to interest rate risk. Accordingly, while the NPV Analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

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

Based on the information and assumptions in effect at December 31, 2006, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(9.28)%
+100 over one year	(4.06)
-100 over one year	3.13
-200 over one year	5.03

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

No assurances can be given that future changes in our mix of assets and liabilities will not result in greater changes to the gap, NPV, or net interest income simulation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and other supplementary data begin on page 81.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that New York Community Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that New York Community Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, New York Community Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 28, 2007

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2006	2005
ASSETS:
Cash and cash equivalents	$230,759	$231,803
Securities available for sale:
Mortgage-related securities ($1,592,064 and $1,908,761 pledged, respectively)	1,664,337	1,967,770
Other securities ($102,067 and $220,700 pledged, respectively)	276,450	411,444
Securities held to maturity:
Mortgage-related securities ($1,374,806 and $1,310,829 pledged, respectively) (fair value of $1,272,546 and $1,510,387, respectively)	1,387,817	1,606,468
Other securities ($1,155,070 and $1,189,797 pledged, respectively) (fair value of $1,593,023 and $1,659,670, respectively)	1,597,380	1,651,570

Total securities	4,925,984	5,637,252
Loans, net of deferred loan fees and costs	19,652,891	17,028,402
Less: Allowance for loan losses	(85,389)	(79,705)

Loans, net	19,567,502	16,948,697
Federal Home Loan Bank of New York stock, at cost	404,311	330,212
Premises and equipment, net	196,084	140,279
Goodwill	2,148,108	1,980,689
Core deposit intangibles	106,381	86,533
Bank-owned Life Insurance	585,013	524,992
Other assets	318,228	403,248

Total assets	$28,482,370	$26,283,705

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$3,156,988	$3,576,983
Savings accounts	2,394,145	2,434,990
Certificates of deposit	5,944,585	5,247,029
Non-interest-bearing accounts	1,123,286	845,897

Total deposits	12,619,004	12,104,899

Official checks outstanding	20,158	43,438
Borrowed funds:
Federal Home Loan Bank of New York advances	7,240,684	5,409,458
Repurchase agreements	3,767,649	4,307,934
Federal funds purchased	62,000	—
Junior subordinated debentures	455,659	454,197
Other borrowings	354,016	357,069

Total borrowed funds	11,880,008	10,528,658

Mortgagors’ escrow	74,736	63,051
Other liabilities	198,627	218,782

Total liabilities	24,792,533	22,958,828

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 295,350,936 and 273,396,452 shares issued; 295,350,936 and 269,776,791 shares outstanding, respectively)	2,954	2,734
Paid-in capital in excess of par	3,341,340	3,012,655
Retained earnings (partially restricted)	421,313	475,501
Less: Treasury stock (0 and 3,619,661 shares, respectively)	—	(100,169)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(4,604)	(6,874)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax	(68,053)	(55,857)

Total stockholders’ equity	3,689,837	3,324,877

Commitments and contingencies

Total liabilities and stockholders’ equity	$28,482,370	$26,283,705

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2006	2005	2004
INTEREST INCOME:
Mortgage and other loans	$1,118,467	$857,537	$675,897
Securities	288,979	320,777	513,906
Money market investments	1,254	704	442

Total interest income	1,408,700	1,179,018	1,190,245

INTEREST EXPENSE:
NOW and money market accounts	116,055	73,052	26,471
Savings accounts	17,856	13,349	16,718
Certificates of deposit	249,286	116,173	46,967
Borrowed funds	463,761	380,828	300,513
Mortgagors’ escrow	176	249	233

Total interest expense	847,134	583,651	390,902

Net interest income	561,566	595,367	799,343
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	561,566	595,367	799,343

NON-INTEREST INCOME (LOSS):
Fee income	38,662	32,614	40,166
Bank-owned Life Insurance	23,627	22,536	21,172
Net securities gains (losses)	3,033	2,999	(146,375)
Loss on mark-to-market of interest rate swaps	(6,071)	—	—
Loss on debt redemption	(1,859)	—	—
Loss on other-than-temporary impairment of securities	(313)	—	(8,209)
Net gain on sale of bank-owned properties	—	6,040	—
Other	31,911	33,512	30,943

Total non-interest income (loss)	88,990	97,701	(62,303)

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	138,705	138,114	97,818
Occupancy and equipment	56,735	44,380	40,569
General and administrative	54,159	47,810	47,956
Other	6,763	6,317	7,289

Total operating expenses	256,362	236,621	193,632
Prepayment of borrowings	26,477	—	—
Termination of interest rate swaps	1,132	—	—
Amortization of core deposit intangibles	17,871	11,733	11,440

Total non-interest expense	301,842	248,354	205,072

Income before income taxes	348,714	444,714	531,968
Income tax expense	116,129	152,629	176,882

Net income	$232,585	$292,085	$355,086

Other comprehensive income, net of tax:
Change in unrealized depreciation of securities, net of tax	3,732	(15,160)	(6,057)

Total comprehensive income, net of tax	$236,317	$276,925	$349,029

Basic earnings per share	$0.82	$1.12	$1.37

Diluted earnings per share	$0.81	$1.11	$1.33

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2006	2005	2004
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$2,734	$2,734	$1,949
Shares issued (21,954,484; 0; and 13,500,000, respectively)	220	—	101
Cash in-lieu of fractional shares	—	—	684

Balance at end of year	2,954	2,734	2,734

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	3,012,655	3,013,241	2,565,620
Shares issued in secondary offering	314,093	—	399,394
Allocation of ESOP shares	9,739	35,872	8,317
Exercise of stock options (192,982)	4,705	—	—
Tax effect of stock plans	105	2,044	30,266
Restricted stock activity	43	—	10,922
Shares issued	—	(38,502)	—
Shares issued and cash in lieu of fractional shares related to stock splits	—	—	(1,278)

Balance at end of year	3,341,340	3,012,655	3,013,241

RETAINED EARNINGS (partially restricted):
Balance at beginning of year	475,501	452,134	434,577
Net income	232,585	292,085	355,086
Dividends paid on common stock ($1.00, $1.00, and $0.96 per share, respectively)	(286,773)	(261,063)	(250,731)
Exercise of stock options	—	(7,655)	(86,798)

Balance at end of year	421,313	475,501	452,134

TREASURY STOCK:
Balance at beginning of year	(100,169)	(223,230)	(79,745)
Purchase of common stock (143,592; 63,203; and 9,282,614 shares, respectively)	(2,415)	(1,158)	(274,906)
Shares issued in secondary offering (2,786,498)	85,806	—	—
Shares issued to effect merger transaction (3,600,752)	—	104,599	—
Exercise of stock options (976,755; 1,048,607; and 4,343,233 shares, respectively)	16,780	19,620	131,421
Cash-in-lieu of fractional shares	(2)	—	—

Balance at end of year	—	(100,169)	(223,230)

UNALLOCATED COMMON STOCK HELD BY ESOP:
Balance at beginning of year	(6,874)	(14,655)	(15,950)
Earned portion of ESOP	2,270	7,781	1,295

Balance at end of year	(4,604)	(6,874)	(14,655)

COMMON STOCK HELD BY SERP:
Balance at beginning of year	(3,113)	(3,113)	(3,113)

Balance at end of year	(3,113)	(3,113)	(3,113)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(55,857)	(40,697)	(34,640)
Pension and post-retirement obligations, net of tax of $10,697, from adoption of SFAS No. 158	(15,928)	—	—
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax of $(1,609); $14,035; and $49,427, respectively	2,430	(21,115)	(74,140)
Amortization (recognition) of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(2,070); $(5,095); and $13,306, respectively	3,127	7,756	(20,254)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $1,208; $1,198; and $(58,038), respectively	(1,825)	(1,801)	88,337

Other comprehensive income (loss), net of tax	3,732	(15,160)	(6,057)

Balance at end of year	(68,053)	(55,857)	(40,697)

Total stockholders’ equity	$3,689,837	$3,324,877	$3,186,414

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,585	$292,085	$355,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,463	13,374	13,294
Accretion of discounts, net of premium amortization	(2,929)	(15,910)	(71,451)
Net change in net deferred loan origination costs and fees	(55)	(38)	690
Amortization of core deposit intangibles	17,871	11,733	11,440
Net securities (gains) losses	(3,033)	(2,999)	146,375
Net gains on sales of loans	(693)	(3,536)	(1,270)
Gain on sales of bank-owned properties	—	(6,040)	—
Tax effect of, and changes to, stock plans	—	2,044	41,229
Allocated portion of stock plans	12,052	43,653	9,612
Other-than-temporary impairment charge	313	—	8,209
Changes in assets and liabilities:
Decrease in deferred income taxes, net	53,278	69,266	107,997
Decrease (increase) in other assets	40,781	63,192	(224,693)
(Decrease) increase in official checks outstanding	(33,037)	19,187	(61,293)
(Decrease) increase in other liabilities	(41,468)	(31,812)	32,171
Originations of loans held for sale	(60,152)	(96,219)	(145,475)
Proceeds from sales of loans originated for sale	59,701	93,984	136,405

Net cash provided by operating activities	290,677	451,964	358,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of securities held to maturity	278,974	742,201	1,113,058
Proceeds from repayments of securities available for sale	516,601	417,584	1,598,754
Proceeds from sales of securities available for sale	1,245,014	518,264	6,071,528
Purchases of securities held to maturity	—	—	(825,000)
Purchases of securities available for sale	(195,577)	(6,373)	(5,634,475)
Net purchase of Federal Home Loan Bank of New York stock	(61,487)	(94,413)	(61,300)
Adjustments to intangible assets, net	(553)	13,112	(33,085)
Net increase in loans	(1,414,958)	(3,545,332)	(3,016,263)
Proceeds from sales of loans	—	173,463	130,004
Proceeds from sales of bank-owned properties	—	7,937	—
Purchases of premises and equipment, net	(11,524)	(2,376)	(8,973)
Net cash (used for) acquired in business acquisitions	(325,765)	23,742	—

Net cash provided by (used in) investing activities	30,725	(1,752,191)	(665,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(1,282,572)	1,278,299	73,011
Net increase in borrowed funds	834,639	306,641	194,992
Net increase in mortgagors’ escrow	270	8,496	23,315
Tax effect of stock plans	105	—	—
Cash dividends paid on common stock	(286,773)	(261,063)	(250,731)
Treasury stock purchases	(2,415)	(1,158)	(274,906)
Net cash received from stock option exercises	14,183	11,965	44,623
Proceeds from common shares issued in secondary offering, net	314,313	—	399,495
Proceeds from issuance of Treasury shares	85,806	—	—
Cash in lieu of fractional shares	(2)	—	(594)

Net cash (used in) provided by financing activities	(322,446)	1,343,180	209,205

Net (decrease) increase in cash and cash equivalents	(1,044)	42,953	(98,221)
Cash and cash equivalents at beginning of year	231,803	188,850	287,071

Cash and cash equivalents at end of year	$230,759	$231,803	$188,850

Supplemental information:
Cash paid for interest	$878,048	$670,601	$530,912
Cash paid for (received from) income taxes	14,018	(23,476)	110,156
Non-cash investing activities:
Transfer of securities from available for sale to held to maturity, at fair value	$—	$—	$961,607
Transfers to other real estate owned from loans	47	1,019	9,566

Note: The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the acquisition of Atlantic Bank of New York on April 28, 2006 were $2.5 billion and $2.4 billion, respectively. The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the acquisition of Long Island Financial Corp. on December 30, 2005 were $513.3 million and $524.0 million, respectively.

See accompanying notes to the consolidated financial statements.

NOTE 1: ORGANIZATION

Formerly known as Queens County Bancorp, Inc., New York Community Bancorp, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) was organized under Delaware law on July 20, 1993 and is the holding company for New York Community Bank and New York Commercial Bank (hereafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”). In addition, for the purpose of these Consolidated Financial Statements, the “Community Bank” and the “Commercial Bank” refer not only to the respective banks but also to their respective subsidiaries.

The Community Bank is the primary banking subsidiary of the Company. Formerly known as Queens County Savings Bank, the Community Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company issued its initial offering of 4,588,500 shares of common stock (par value: $0.01 per share) at a price of $25.00 per share, resulting in net proceeds of $110.6 million.

Reflecting nine stock splits (a 3-for-2 stock split on September 30, 1994; a 4-for-3 stock split on August 22, 1996; 3-for-2 stock splits on April 10 and October 1, 1997, September 29, 1998, and March 29 and September 20, 2001; and 4-for-3 stock splits on May 21, 2003 and February 17, 2004), the initial offering price adjusts to $0.93 per share. With the exception of the aforementioned number of shares issued in the initial offering, all share and per share data presented in this report has been adjusted to reflect the impact of the stock splits.

The Commercial Bank became a subsidiary of the Company on December 30, 2005 as a result of the Company’s acquisition on that date of Long Island Financial Corp. (“Long Island Financial”), the parent company of Long Island Commercial Bank. In connection with that transaction, Long Island Financial merged with and into the Company, and Long Island Commercial Bank commenced operations as a subsidiary of the Company under the name “New York Commercial Bank.” On April 28, 2006, the Company acquired Atlantic Bank of New York (“Atlantic Bank”), which then commenced operations as the Atlantic Bank division of New York Commercial Bank.

Prior to the acquisition of Long Island Financial, the Company completed merger transactions with three in-market savings institutions. On November 30, 2000, the Company acquired Haven Bancorp, Inc. (“Haven”), parent of CFS Bank; on July 31, 2001, the Company completed a merger-of-equals with Richmond County Financial Corp. (“Richmond County”), parent of Richmond County Savings Bank; and on October 31, 2003, the Company completed a merger with Roslyn Bancorp, Inc. (“Roslyn”), parent of The Roslyn Savings Bank.

The Company currently serves its customers through 166 banking offices in New York City, Long Island, Westchester County, and northern New Jersey, including 137 offices of the Community Bank and 29 offices of the Commercial Bank. The Community Bank operates a single branch under its name and the remainder through seven local divisions: Queens County Savings Bank, Richmond County Savings Bank, Roslyn Savings Bank, Roosevelt Savings Bank, and CFS Bank, in New York; and in New Jersey, First Savings Bank of New Jersey and Ironbound Bank.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has unconsolidated subsidiaries in the form of eight wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 8, “Borrowed Funds,” for additional information regarding these trusts.

Certain reclassifications have been made to prior-period consolidated financial statements to conform to the 2006 presentation, including a reclassification of the amounts of Treasury stock and paid-in capital in excess of par to appropriately reflect the cost of the Treasury shares issued in the acquisition of Long Island Financial. In addition, the Company has classified all prepayment penalties on multi-family and commercial real estate loans as interest income, as opposed to classifying some as interest income, and some as non-interest income, as in the past. Prior to the third quarter of 2006, prepayment penalties were classified as interest income if a loan refinanced with the Company and as non-interest income if a loan refinanced with another entity. For the years ended December 31, 2005 and 2004, $23.4 million and $18.1 million, respectively, of prepayment penalties that were previously classified as non-interest income were reclassified as interest income. Accordingly, the Company’s net interest income was increased, and its non-interest income reduced, by the respective amounts in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005 and 2004.

In addition, the Consolidated Statements of Cash Flows reflect the classification of cash flows attributable to one-to-four family mortgage loans originated with the intent to sell as “operating activities,” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.” The cash flows from the origination and sale of such loans had previously been classified as “investing activities.” The prior-period amounts presented have been reclassified to conform to the current-period presentation. The reclassification had the effect of decreasing the subtotal of net cash provided by operating activities by $2.2 million and $9.1 million for the years ended December 31, 2005 and 2004, respectively, and decreasing the subtotal of net cash used in investing activities during those periods by the same respective amounts. The reclassification was not material to the Company’s Consolidated Statements of Cash Flows.

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold with original maturities of less than 90 days. In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company was required to maintain reserves of $56.0 million in the form of vault cash and deposits with the Federal Reserve Bank of New York at December 31, 2006. The Company was in compliance with this requirement. In addition, at December 31, 2006 and 2005, the Company had $13.3 million and $13.8 million, respectively, of interest-bearing deposits in other financial institutions, as well as federal funds sold of $1.0 million at December 31, 2005.

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

The market values of the Company’s securities, particularly fixed-rate mortgage-related securities, are affected by changes in market interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers’ market values. If the Company deems any decline in value to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. In the fourth quarter of 2006, the Company recorded a $313,000 loss on the other-than-temporary impairment of certain equity securities. The Company determined that there was no other-than-temporary impairment of its securities as of December 31, 2005. In the fourth quarter of 2004, the Company recorded an $8.2 million loss on the other-than-temporary impairment of certain perpetual preferred Fannie Mae (“FNMA”) securities.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., mark-to-market) adjustments, net deferred loan origination costs or fees, and the allowance for loan losses. Loans held for sale are carried at the lower of aggregate cost or aggregate estimated fair value. One-to-four family and home equity loans held for sale are originated on a pass-through basis in order to minimize the Company’s exposure to credit and interest rate risk. Applications are taken and processed by a third-party conduit and sold to the conduit or its affiliates, servicing-released, shortly after the loans are closed.

The allowance for loan losses is increased by the provisions for loan losses charged to operations and reduced by net charge-offs or reversals. A separate loan loss allowance is established for each of the Community Bank and the Commercial Bank. Loan losses are charged off in the period that the loans, or portions thereof, are deemed uncollectible. Management establishes the allowances for loan losses through an assessment of probable losses in each of the respective loan portfolios. Several factors are considered in this process, including historical and projected default rates and loss severities; internal risk ratings; loan size; economic, industry, and environmental factors; and loan impairment, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures.” Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan. The Company applies SFAS Nos. 114 and 118 to all loans except smaller balance homogenous loans and loans carried at fair value or the lower of cost or fair value.

In establishing the allowances for loan losses, management also considers the Banks’ current business strategies and credit processes, including compliance with stringent guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

In accordance with the pertinent policies, the allowances for loan losses are segmented to correspond to the various types of loans in the loan portfolios. These loan categories are assessed with specific emphasis on the internal risk rating, underlying collateral, credit underwriting, and loan size. These factors correspond to the respective levels of quantified and inherent risk.

The assessments take into consideration loans that have been adversely rated, primarily through the valuation of the collateral supporting each loan. “Adversely rated” loans are loans that are either non-performing or that exhibit certain weaknesses that could jeopardize payment in accordance with their original terms. Larger loans are assigned risk ratings based upon a routine review of the credit files, while smaller loans exceeding 90 days in arrears are assigned risk ratings based upon an aging schedule. Quantified risk factors are assigned for each risk-rating category to provide an allocation within the overall loan loss allowance.

The remainder of each loan portfolio is then assessed by loan type, with similar risk factors being considered, including the borrower’s ability to pay and the respective bank’s past loan loss experience with each type of loan. These loans are also assigned quantified risk factors, which result in allocations of allowance amounts to each particular loan or loan type in the portfolio.

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

The Company recognizes interest income on loans using the interest method over the life of the loan. The Company defers certain loan origination and commitment fees, and certain loan origination costs, and amortizes the net fee or cost as an adjustment to the loan yield over the term of the related loan, using the interest method. When a loan is sold or repays, the remaining net unamortized fee or cost is recognized in interest income.

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

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level at least once a year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. If the fair value of a reporting unit exceeds its carrying amount at the time of testing, the goodwill of the reporting unit is not considered impaired. According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in the identification of reporting units and in valuation techniques could result in materially different evaluations of impairment.

For the purpose of goodwill impairment testing, the Company has identified one reporting unit. The Company performed its annual goodwill impairment test as of January 1, 2006, and determined that the fair value of the reporting unit was in excess of its carrying amount, using the quoted market price of the Company’s common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment. In addition, no impairment was found to exist when the Company performed its annual goodwill impairment test as of January 1, 2007.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	December 31,
(in thousands)	2006	2005
Balance at beginning of year	$1,980,689	$1,951,438
Goodwill recorded in the acquisition of Atlantic Bank of New York	166,253	—
Goodwill recorded in the acquisition of Long Island Financial Corp.	—	42,363
Purchase accounting adjustments	1,166	(13,112)

Balance at end of year	$2,148,108	$1,980,689

Core Deposit Intangibles

Core deposit intangibles (“CDI”) are a measure of the value of checking and savings deposits acquired in business combinations. The fair value of the core deposit intangible asset is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but do not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2006, 2005, or 2004. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment was identified.

Premises and Equipment, Net

Premises, furniture and fixtures, and equipment are carried at cost less the accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets (generally 20 years for premises and three to ten years for furniture, fixtures, and equipment). Leasehold improvements are carried at cost less the accumulated amortization computed on a straight-line basis over the shorter of the related lease term or the estimated useful life of the improvement.

Depreciation and amortization are included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $15.5 million, $13.4 million, and $13.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are reported at the lower of cost or fair value at the date of acquisition. “Cost” represents the unpaid balance of the loan at the acquisition date, plus the expenses incurred to bring the property to a saleable condition, when appropriate. After foreclosure, management periodically performs a valuation of the property and the real estate is carried at the lower of carrying amount or fair value, less the estimated selling costs. Revenues and expenses from operations and changes in the valuation allowance, if any, are included in “other operating expenses.” At both December 31, 2006 and 2005, the Company had other real estate owned totaling $1.3 million; these amounts are included in “other assets” in the accompanying Consolidated Statements of Condition. There were no valuation allowances for other real estate owned at December 31, 2006 or 2005, and no provisions for the years ended December 31, 2006, 2005, or 2004.

Income Taxes

Income tax expense consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for future tax consequences, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company assesses the deferred tax assets and establishes a valuation allowance when realization of a deferred asset is not considered to be “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance.

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

Stock Options and Incentives

On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested options to acquire the Company’s common stock that were outstanding at that date (the “Acceleration”) under its nine stock option plans (the “Stock Option Plans”). A total of 1.4 million stock options were impacted by the Acceleration. All other terms and conditions of the accelerated stock options remained unchanged.

The Company did not grant any stock options during the year ended December 31, 2006; accordingly, there were no unvested stock options outstanding at any time during the year. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), using the modified prospective approach. Accordingly, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options in 2006, the Company did not record any compensation and benefits expense relating to stock options for the year. The adoption of SFAS No. 123R had no impact on the Company’s basic or diluted earnings per share for the year ended December 31, 2006.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Stock Option Plans. As each granted stock option entitled the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant, no compensation cost for such options was recognized. Had compensation cost for the Stock Option Plans been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the Company’s pro forma net income in the year ended December 31, 2005 would have amounted to $286.0 million and been equivalent to basic and diluted earnings per share of $1.10 and $1.09, respectively. For the year ended December 31, 2004, pro forma net income would have amounted to $343.3 million and been equivalent to basic and diluted earnings per share of $1.32 and $1.29, respectively. The weighted average assumptions used for the valuation of options granted during the years ended 2005 and 2004, respectively were as follows: a dividend yield of 3.9% and 3.7%; expected volatility of 29.5% and 29.6%; a risk-free interest rate of 4.3% and 4.5%; and an expected life of ten years.

In addition, under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan, shares are available for grant as stock options, restricted stock, or other forms of related rights. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period.

Retirement Plans

The Company’s pension benefit and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts, within the framework of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” respectively. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company include retirement patterns, mortality, turnover, and the rate of compensation increase.

Under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statement Nos. 87, 88, 106, and 132(R),” actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss,” net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, under SFAS No. 158, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year-end. The Company presently uses a September 30 measurement date for its pension and post-retirement benefit plans, as permitted by SFAS Nos. 87 and 106. In accordance with SFAS No. 158, the Company will adopt a year-end measurement date on December 31, 2007.

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

The following table presents the Company’s weighted average common shares outstanding for the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2006	2005	2004
Net income	$232,585	$292,085	$355,086
Weighted average common shares outstanding	284,877,310	260,412,409	259,825,261
Basic earnings per common share	$0.82	$1.12	$1.37

Weighted average common shares outstanding	284,877,310	260,412,409	259,825,261
Additional dilutive shares using average value for the period when utilizing the Treasury stock method regarding stock options and warrants to purchase common stock issued with Bifurcated Option Note Unit SecuritiES (“BONUSESSM Units”) (1)	1,384,182	2,085,434	7,012,390

Total weighted average shares for computation of fully diluted earnings per share	286,261,492	262,497,843	266,837,651
Fully diluted earnings per common share and common share equivalents	$0.81	$1.11	$1.33

(1)	Options to purchase 3,536,071 shares, 3,531,694 shares, and 40,000 shares of the Company’s common stock at a weighted average price of $19.07, $19.07, and $28.34, respectively, were outstanding as of December 31, 2006, 2005, and 2004, but were excluded from the computation of diluted earnings per share for the respective years because the exercise prices of the stock options exceeded the average market prices of the Company’s common shares during these years.

Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that all of its activities constitute one reportable operating segment.

Bank-owned Life Insurance

The Company has purchased life insurance policies on certain employees. These Bank-owned Life Insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. The Company’s investment in BOLI generated income of $23.6 million, $22.5 million, and $21.2 million, respectively, during the years ended December 31, 2006, 2005, and 2004. At December 31, 2006 and 2005, the Company’s investment in BOLI totaled $585.0 million and $525.0 million, respectively. The December 31, 2006 amount includes $50.0 million of BOLI that was acquired in the Atlantic Bank transaction.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines, and establishes a framework for measuring, fair value and expands disclosures required for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances, including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on accounting for life insurance in Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-4”) and Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance” (“EITF Issue No. 06-5”). EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” or APB Opinion No. 12, “Omnibus Opinion – 1967.” The consensus on EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007 and may be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or by a change in accounting principle through retrospective application to all prior periods. The Company has not completed its evaluation of the impact of adopting EITF Issue No. 06-4.

EITF Issue No. 06-5 concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract in accordance with FTB 85-4. These other amounts include non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., Deferred Acquisition Costs Tax) which would be accounted for on a present-value basis. Items that are subject to the insurance company’s intent to pay would not be included in the asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. The consensus on EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held or by a change in accounting principle through retrospective application to all prior periods. EITF Issue No. 06-5 is not expected to have an impact on the Company’s financial position or its results of operations.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in the Current-Year Financial Statements.” SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current-year financial statements, the misstatement must be corrected. If the effect of correcting the prior-year misstatements, if any, in the current-year income statement is material, the prior-year financial statements should be corrected. This guidance is effective for the calendar year ending 2006. In the year of adoption, the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than by being included in the current-year income statement. SAB No. 108 had no impact on the Company’s financial position or its results of operations for the year ended December 31, 2006.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or may continue to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on the Company’s preliminary assessment of the impact of FIN 48, and subject to any changes that may result from additional technical guidance being issued, the adoption of FIN 48 on January 1, 2007 is not expected to require a material adjustment to the opening balances of income tax liability, stockholders’ equity, or goodwill.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated statements of financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement Nos. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 was issued to require more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for hybrid financial instruments. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated statements of financial condition or results of operations.

NOTE 3: BUSINESS COMBINATIONS

Atlantic Bank of New York

On April 28, 2006, the Company acquired Atlantic Bank, a commercial bank headquartered in Manhattan, New York, for $400.0 million. To fund the all-cash transaction, the Company issued 24.5 million shares of its common stock in a secondary offering on April 18, 2006. At the acquisition date, Atlantic Bank had total assets of $2.8 billion (including loans of $1.2 billion and securities of $1.1 billion); total deposits of $1.8 billion (including core deposits of $1.4 billion); and borrowed funds of $516.7 million. The Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2006 include eight months of combined operations with Atlantic Bank.

The purchase price was allocated to the acquired assets and liabilities of Atlantic Bank based on their fair value as of April 28, 2006, as reflected in the following table:

(in thousands)
Assets:
Cash and cash equivalents	$70,715
Securities	1,121,895
Loans, net	1,202,648
Premises and equipment	59,744
Goodwill	166,253
Core deposit intangible	38,332
Other assets	96,162

Total assets	$2,755,749

Liabilities:
Deposits	$1,796,677
Borrowed funds	516,711
Other liabilities	45,881

Total liabilities	$2,359,269

In connection with the acquisition, the Company recorded goodwill of $166.3 million. In accordance with the provisions of SFAS No. 142 as required for goodwill and intangible assets, no goodwill is being amortized in connection with this transaction. It is estimated that none of the goodwill stemming from the acquisition of Atlantic Bank will be deductible for income tax purposes. CDI of $38.3 million were also recognized in connection with the acquisition; this amount is being amortized on an accelerated basis over a period of ten years. At December 31, 2006, accrued merger-related costs of $7.8 million remained in “other liabilities” in the Consolidated Statement of Condition and consisted primarily of employment benefits, professional fees, and costs associated with the cancellation of certain data processing contracts.

The primary purpose of the acquisition was to expand the Company’s commercial banking and deposit franchise. In addition to adding 17 locations to the Commercial Bank’s branch network, including five in Manhattan, the acquisition diversified the Company’s asset mix and increased its lower-cost core and non-interest-bearing deposits.

Had the acquisition of Atlantic Bank taken place on January 1, 2005, the Company’s revenues (defined as the sum of net interest income and non-interest income), net income, basic earnings per share, and diluted earnings per share would have equaled the amounts indicated in the following table for the years ended December 31, 2006 and 2005:

	For the Years Ended December 31,
(dollars in thousands, except per share data)	2006	2005
Revenues	$682,535	$831,820
Net income	240,336	325,256
Basic earnings per share	0.82	1.13
Diluted earnings per share	0.82	1.12

Long Island Financial Corp.

On December 30, 2005, the Company acquired 100% of the outstanding common stock of Long Island Financial Corp. (“Long Island Financial”), the parent company of Long Island Commercial Bank, for an aggregate purchase price of $72.9 million. Under the terms of the definitive agreement and plan of merger, shareholders of Long Island Financial received 2.32 shares of the Company’s common stock for each share of Long Island Financial common stock held at the merger date. The purchase price was allocated to the assets acquired and liabilities assumed using their fair values at the acquisition date. In connection with the acquisition, the Company issued 3,600,752 shares of common stock, the value of which was determined based on the average closing price of the Company’s common stock for the two days prior to, and the two days following, the announcement of the acquisition on August 1, 2005.

In connection with the acquisition, the Company recorded goodwill of $44.0 million. In accordance with the provisions of SFAS No. 142 as required for goodwill and intangible assets, no goodwill is being amortized in connection with this transaction. It is estimated that none of the goodwill stemming from the acquisition of Long Island Financial will be deductible for income tax purposes. CDI of $10.1 million was also recognized in connection with the acquisition, and is being amortized on an accelerated basis over a period of ten years. The results of operations of Long Island Financial were included in the Consolidated Statements of Income and Comprehensive Income beginning January 1, 2006. In connection with the transaction, the Company acquired, at fair value, securities totaling $234.6 million and loans totaling $253.0 million, and assumed $425.9 million of deposits and $79.5 million of borrowed funds. The primary purpose of the acquisition was to provide the Company with an established full-service commercial banking franchise and a platform for its commercial deposit growth strategy. Had the acquisition of Long Island Financial taken place on January 1, 2005, the Company’s net income for the year ended December 31, 2005, including Atlantic Bank, would have amounted to $325.3 million.

Pending Business Combination with PennFed Financial Services, Inc.

On November 2, 2006, the Company and PennFed Financial Services, Inc. (“PennFed”) announced the signing of a definitive agreement pursuant to which PennFed will merge with and into the Company, and its primary subsidiary, Penn Federal Savings Bank, will merge with and into the Community Bank. Pursuant to the Agreement and Plan of Merger, PennFed shareholders are expected to receive 1.222 shares of Company common stock in a tax-free exchange for each share of PennFed common stock held at the closing date, plus cash in lieu of any fractional share.

Pending the approval of PennFed’s shareholders and the receipt of customary regulatory approvals, the acquisition is currently expected to be completed on or about March 31, 2007. On February 15, 2007, the FDIC approved the merger of Penn Federal Savings Bank with and into the Community Bank. The merger is expected to take place immediately following the acquisition of PennFed by the Company. A special meeting of PennFed’s shareholders to consider and approve the merger is scheduled for March 13, 2007.

The acquisition is expected to add 24 branches to the Community Bank’s franchise in New Jersey, including 13 in Essex County, where PennFed currently has the eighth largest share of deposits. PennFed has three additional branches in each of Ocean and Monmouth counties; two in each of Middlesex and Hudson counties; and one in Union County.

On an unaudited basis, PennFed recorded assets of $2.3 billion, including total loans of $1.7 billion and securities of $498.4 million; deposits of $1.5 billion; and borrowed funds of $646.9 million at December 31, 2006.

Core Deposit Intangibles and Other Intangible Assets

The Company has CDI stemming from merger transactions. As of December 31, 2006, CDI resulting from the Atlantic acquisition amounted to $33.7 million; CDI from the Long Island Financial acquisition amounted to $8.3 million; and CDI relating to the Roslyn and Richmond County mergers amounted to $37.2 million and $27.2 million, respectively.

In addition, at December 31, 2006, the Company had mortgage servicing rights stemming from the Richmond County merger. Mortgage servicing rights are included, together with other identifiable intangible assets, in “other assets” in the Consolidated Statements of Condition at December 31, 2006 and 2005. The Company’s mortgage servicing rights are being amortized over a period of eight-and-a-half years on a straight-line basis; its other identifiable intangible assets are being amortized on a straight-line basis over a period of fifteen years. The Company assessed the appropriateness of the useful lives of its intangible assets at December 31, 2006 and deemed them to be appropriate.

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s intangible assets as of December 31, 2006:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$162,832	$(56,451)	$106,381
Mortgage servicing rights	5,145	(4,175)	970
Other identifiable intangible assets	1,325	(1,023)	302

Total	$169,302	$(61,649)	$107,653

Amortization expenses related to the CDI, mortgage servicing rights, and other identifiable intangibles for the year ended December 31, 2006 were $17.9 million, $654,000, and $88,000, respectively. Included in the amortization expense for mortgage servicing rights is a $90,000 fair value write-down.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI, mortgage servicing rights, and other identifiable intangible assets:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Other Identifiable Intangible Assets	Total
2007	$19,545	$311	$88	$19,944
2008	18,664	311	88	19,063
2009	17,783	311	88	18,182
2010	16,903	37	38	16,978
2011	13,545	—	—	13,545
2012 and thereafter	19,941	—	—	19,941

Total remaining intangible assets	$106,381	$970	$302	$107,653

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2006 and 2005:

	December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE(1) certificates	$5,483	$102	$—	$5,585
GSE CMOs(2)	1,376,062	—	115,373	1,260,689
Other mortgage-related securities	6,272	—	—	6,272

Total mortgage-related securities	$1,387,817	$102	$115,373	$1,272,546

Other Securities:
U.S. Government agency obligations	$1,167,570	$—	$23,632	$1,143,938
Corporate bonds	156,156	9,226	1,246	164,136
Capital trust notes	273,654	11,449	154	284,949

Total other securities	$1,597,380	$20,675	$25,032	$1,593,023

Total securities held to maturity	$2,985,197	$20,777	$140,405	$2,865,569

(1)	Government-sponsored Enterprises.
(2)	Collateralized mortgage obligations.

	December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$6,323	$200	$—	$6,523
GSE CMOs	1,593,654	821	97,102	1,497,373
Other mortgage-related securities	6,491	—	—	6,491

Total mortgage-related securities	$1,606,468	$1,021	$97,102	$1,510,387

Other Securities:
U.S. Government agency obligations	$1,166,614	$—	$19,787	$1,146,827
Corporate bonds	161,432	10,225	1,346	170,311
Capital trust notes	307,899	18,640	—	326,539
Preferred stock	15,625	425	57	15,993

Total other securities	$1,651,570	$29,290	$21,190	$1,659,670

Total securities held to maturity	$3,258,038	$30,311	$118,292	$3,170,057

The Company had $404.3 million and $330.2 million of Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost, at December 31, 2006 and 2005, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB-NY.

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2006 and 2005:

	December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$835,965	$218	$36,693	$799,490
GSE CMOs	345,558	—	13,920	331,638
Private label CMOs	547,635	—	15,635	532,000
Other mortgage-related securities	1,209	—	—	1,209

Total mortgage-related securities	$1,730,367	$218	$66,248	$1,664,337

Other Securities:
U.S. Government agency obligations	$100,607	$1,091	$48	$101,650
U.S. Treasury obligations	1,096	3	—	1,099
Corporate bonds	39,673	—	2,548	37,125
State, county, and municipal	6,644	1	91	6,554
Foreign government bonds	1,002	—	—	1,002
Capital trust notes	20,750	—	3,453	17,297
Preferred stock	65,930	255	400	65,785
Common stock	45,904	429	395	45,938

Total other securities	$281,606	$1,779	$6,935	$276,450

Total securities available for sale	$2,011,973	$1,997	$73,183	$1,940,787

	December 31, 2005
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$914,280	$—	$31,981	$882,299
GSE CMOs	445,452	—	16,579	428,873
Private label CMOs	670,750	—	15,544	655,206
Other mortgage-related securities	1,392	—	—	1,392

Total mortgage-related securities	$2,031,874	$—	$64,104	$1,967,770

Other Securities:
U.S. Government agency obligations	$221,707	$—	$—	$221,707
U.S. Treasury obligations	505	—	—	505
Corporate bonds	34,980	—	1,695	33,285
State, county, and municipal	6,683	—	94	6,589
Foreign government bonds	1,010	—	—	1,010
Capital trust notes	28,682	—	4,478	24,204
Preferred stock	56,254	—	1,161	55,093
GSE preferred stock	46,978	593	336	47,235
Common stock	22,727	412	1,323	21,816

Total other securities	$419,526	$1,005	$9,087	$411,444

Total securities available for sale	$2,451,400	$1,005	$73,191	$2,379,214

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2006, 2005, and 2004:

	December 31,
(in thousands)	2006	2005	2004
Gross proceeds	$1,245,014	$518,264	$6,071,528
Gross realized gains	3,263	3,555	21,528
Gross realized losses	230	556	167,903

The amortized cost and estimated market value of mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of said securities, as shown below. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life. The following table summarizes the amortized cost and estimated market value of held-to-maturity and available-for-sale securities at December 31, 2006 by contractual maturity:

	Amortized Cost
(dollars in thousands)	Mortgage -related Securities	Average Yield	U.S. Treasury and Government Agency Obligations	Average Yield	State, County, and Municipal (1)	Average Yield	Other Debt Securities	Average Yield	Fair Market Value
Held-to-maturity Securities: Due within one year	$—	—%	$—	—%	$—	—%	$1,155	6.73%	$1,156
Due from one to five years	—	—	150,000	4.16	—	—	22,993	8.79	168,487
Due from five to ten years	—	—	292,570	4.95	—	—	23,937	5.80	313,373
Due after ten years	1,387,817	5.15	725,000	5.09	—	—	381,725	7.46	2,382,553

Total debt securities held to maturity	$1,387,817	5.15%	$1,167,570	4.94%	$—	—%	$429,810	7.44%	$2,865,569

Available-for-sale Securities: (2) Due within one year	$—	—%	$—	—%	$120	4.90%	$1,002	4.84%	$1,122
Due from one to five years	—	—	85,113	4.98	250	5.26	—	—	86,261
Due from five to ten years	4,541	6.49	16,590	4.73	614	6.10	14,673	7.26	36,502
Due after ten years	1,725,826	4.38	—	—	5,660	6.61	45,750	7.94	1,705,179

Total debt securities available for sale	$1,730,367	4.38%	$101,703	4.94%	$6,644	6.48%	$61,425	7.73%	$1,829,064

(1)	Not presented on a tax-equivalent basis.
(2)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had a commitment to purchase $100,000 in equity securities at December 31, 2006.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2006 and 2005:

At December 31, 2006	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-maturity Debt Securities:
U.S. Government agency obligations	$—	$—	$1,143,938	$23,632	$1,143,938	$23,632
GSE CMOs	—	—	1,260,689	115,373	1,260,689	115,373
Corporate bonds	—	—	24,872	1,246	24,872	1,246
Capital trust notes	10,421	96	5,210	58	15,631	154

Total temporarily impaired held-to-maturity debt securities	$10,421	$96	$2,434,709	$140,309	$2,445,130	$140,405

Temporarily Impaired Available-for-sale Securities:
Debt securities:
U.S. Government agency obligations	$4,813	$48	$—	$—	$4,813	$48
GSE certificates	17,156	197	747,649	36,496	$764,805	36,693
GSE CMOs	—	—	331,638	13,920	331,638	13,920
Private label CMOs	—	—	532,000	15,635	532,000	15,635
Corporate bonds	4,625	48	22,500	2,500	27,125	2,548
State, county, and municipal	406	2	5,647	89	6,053	91
Capital trust notes	13,028	2,004	4,269	1,449	17,297	3,453

Total temporarily impaired available-for-sale debt securities	$40,028	$2,299	$1,643,703	$70,089	$1,683,731	$72,388
Equity securities	49,256	795	—	—	49,256	795

Total temporarily impaired available-for-sale securities	$89,284	$3,094	$1,643,703	$70,089	$1,732,987	$73,183

At December 31, 2005	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-maturity Debt Securities:
U.S. Government agency obligations	$1,002,416	$14,197	$144,411	$5,590	$1,146,827	$19,787
GSE CMOs	417,370	15,348	1,034,744	81,754	1,452,114	97,102
Corporate bonds	1,019	—	23,692	1,346	24,711	1,346
Preferred stock	4,943	57	—	—	4,943	57

Total temporarily impaired held-to-maturity debt securities	$1,425,748	$29,602	$1,202,847	$88,690	$2,628,595	$118,292

Temporarily Impaired Available-for-sale Securities:
Debt securities:
GSE certificates	$183,346	$3,210	$698,953	$28,771	$882,299	$31,981
GSE CMOs	—	—	428,855	16,579	428,855	16,579
Private label CMOs	—	—	655,206	15,544	655,206	15,544
Corporate bonds	9,691	289	23,594	1,406	33,285	1,695
State, county, and municipal	1,364	29	5,065	65	6,429	94
Capital trust notes	19,529	1,503	4,675	2,975	24,204	4,478

Total temporarily impaired available-for-sale debt securities	$213,930	$5,031	$1,816,348	$65,340	$2,030,278	$70,371
Equity securities	85,924	2,820	—	—	85,924	2,820

Total temporarily impaired available-for-sale securities	$299,854	$7,851	$1,816,348	$65,340	$2,116,202	$73,191

At December 31, 2006 and 2005, approximately 85% and 84%, respectively, of the unrealized losses on the securities portfolio were on pass-through certificates guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”), Ginnie Mae (“GNMA”), or FNMA, and collateralized mortgage obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. By virtue of the underlying collateral or structure, which is more often than not sequential, the Company’s whole loan CMOs are AAA-rated. The Company believes that price movements in CMOs and agency pass-through securities are dependent upon movements in market interest rates, rather than on credit risk, since the credit risk inherent in these securities is negligible. The remainder of the unrealized losses on the securities portfolio were on U.S. Government agency obligations, corporate bonds, capital trust notes, state and municipal obligations, and equity securities. The Company reviews the securities portfolio on a monthly basis, at minimum; there was no significant credit deterioration in these securities as of December 31, 2006 or 2005.

The evaluation of impairment considers numerous factors, and their relative significance varies from case to case. Among the factors considered are the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the security in order to allow for an anticipated recovery in market value. If, based on such analysis, it is determined that the impairment is other than temporary, the security is written down to fair value, and a loss is recognized through earnings.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2006 consisted of 49 mortgage-related securities, seven municipal bonds, four corporate debt obligations, two capital trust notes, and 10 U.S. Government agency obligations. At December 31, 2005, the investment securities designated as having a continuous loss position for twelve months or more consisted of 38 mortgage-related securities, two municipal bonds, three corporate debt obligations, one capital trust note, and four U.S. Government agency obligations. The market value of these securities represented unrealized losses of $210.4 million and $154.0 million, respectively, at December 31, 2006 and 2005. At December 31, 2006, the fair value of the securities was 4.9% below their collective amortized cost of $4.3 billion. At December 31, 2005, the fair value of the securities was 4.9% below their collective amortized cost of $3.2 billion.

Management expects that the unrealized losses on securities designated as having a continuous loss position for twelve months or more at December 31, 2006 will be recovered within a reasonable time through a typical interest rate cycle; that the Company has the ability and intent to retain these securities until recovery of market value; and that the debt securities will be repaid in accordance with their terms. Accordingly, management has concluded that none of the Company’s securities were other-than-temporarily impaired at December 31, 2006.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2006 and 2005:

	December 31,
(in thousands)	2006	2005
Mortgage Loans:
Multi-family	$14,529,097	$12,854,188
Commercial real estate	3,114,440	2,888,294
Construction	1,102,732	856,651
1-4 family	230,508	254,510

Total mortgage loans	18,976,777	16,853,643
Net deferred loan origination costs (fees)	651	(310)

Mortgage loans, net	18,977,428	16,853,333

Other Loans:
Commercial and industrial	643,116	152,638
Consumer	26,598	16,319
Auto leases, net	7,079	6,536

Total other loans	676,793	175,493
Net deferred loan origination fees	(1,330)	(424)

Total other loans, net	675,463	175,069
Less: Allowance for loan losses	85,389	79,705

Loans, net	$19,567,502	$16,948,697

Multi-family mortgage loans are the Company’s principal asset, with loans secured by rent-controlled and rent-stabilized buildings in New York City constituting its primary market niche. The Company also originates commercial real estate and construction loans and, to a lesser extent, commercial and industrial (“C&I”) loans, for portfolio. The majority of the Company’s commercial real estate loans are secured by properties in New York City and on Long Island. Construction loans are primarily originated for the construction and development of one-to-four family homes and residential subdivision units on Long Island and in New York City. C&I loans are made to small and mid-size businesses, on both a secured and unsecured basis, for working capital, business expansion, and the purchase of machinery and equipment.

As the majority of the buildings and properties securing our loans and the businesses of our customers are located in the New York metropolitan region, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by local economic conditions or changes in the local real estate market.

The Company originates one-to-four family mortgage and home equity loans on a pass-through basis, and sells such loans shortly after closing to a third-party conduit, servicing-released. Under the conduit program, the Company sold one-to-four family loans totaling $59.0 million, $93.2 million, and $135.1 million in 2006, 2005, and 2004, respectively, and recorded aggregate net gains of $693,000, $846,000, and $1.3 million, respectively, on such sales. Loans originated and held for sale through the conduit program are included in “consumer loans” in the preceding table. At December 31, 2006 and 2005, respectively, the Company had $1.5 million and $1.8 million of one-to-four family loans held for sale. In 2005, the Company sold $170.7 million of one-to-four family loans from the portfolio, at a gain of $2.7 million.

In conjunction with the Roslyn merger, the Company acquired a portfolio of student loans held for sale. In 2004, the Company recorded net gains of $3,000 on the sale of such loans and, in 2005, the remainder of the portfolio was sold, with no gain recorded.

The Company services mortgage loans for various third parties, including, but not limited to, Savings Bank Life Insurance (“SBLI”), FNMA, FHLMC, and the State of New York Mortgage Agency (“SONYMA”). At December 31, 2006, the unpaid principal balance of serviced loans amounted to $310.4 million; at December 31, 2005, the unpaid principal balance was $346.4 million. The custodial escrow balances maintained in connection with such loans amounted to $5.2 million and $5.4 million, respectively, at the corresponding dates.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004:

	December 31,
(in thousands)	2006	2005	2004
Balance, beginning of year	$79,705	$78,057	$78,293
Charge-offs	(420)	(21)	(236)
Allowance acquired in merger transactions	6,104	1,669	—

Balance, end of year	$85,389	$79,705	$78,057

The Company made no provisions for loan losses in 2006, 2005, or 2004. Non-accrual loans amounted to $21.2 million, $16.9 million, and $28.1 million, respectively, at December 31, 2006, 2005, and 2004. There were no loans 90 days or more delinquent and still accruing interest at December 31, 2006 or 2004. At December 31, 2005, loans 90 days or more delinquent and still accruing interest totaled $10.7 million.

The interest income that would have been recorded under the original terms of non-accrual loans and the interest income actually recorded in the years ended December 31, 2006, 2005, and 2004, are summarized below:

	December 31,
(in thousands)	2006	2005	2004
Interest income that would have been recorded	$2,214	$3,109	$2,144
Interest income actually recorded	(399)	(319)	(477)

Interest income foregone	$1,815	$2,790	$1,667

Impaired loans for which the discounted cash flows, collateral value, or market price equals or exceeds the carrying value of the loan do not require an allowance. The allowance for impaired loans for which the discounted cash flows, collateral value, or market price is less than the carrying value is included in the Company’s overall allowance for loan losses. The Company had no impaired loans at December 31, 2006 or 2005. The average amount of impaired loans for the years ended December 31, 2006, 2005, and 2004 was $0, $0, and $3.8 million, respectively. There was no interest income recognized on impaired loans during the years ended December 31, 2006, 2005, or 2004.

In connection with the acquisitions of Atlantic Bank and Long Island Financial, the Company is subject to the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires that acquired loans be recorded at the amount of the purchaser’s initial investment, and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidenced deterioration in credit quality since origination, and for which it is probable that all contractual cash flows will be unable to be collected. Under such provisions, the Company had $5.6 million of loans with a carrying value of $1.9 million at December 31, 2006, including $898,000 of loans acquired in the Atlantic Bank transaction with a carrying value of $623,000. At December 31, 2005, the Company had $10.7 million of loans with a carrying value of $7.5 million.

NOTE 7: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2006 and 2005:

	December 31,
	2006			2005
(dollars in thousands)	Amount	Percent of Total	Weighted Average Rate(1)	Amount	Percent of Total	Weighted Average Rate(1)
NOW and money market accounts	$3,156,988	25.02%	3.24%	$3,576,983	29.55%	2.54%
Savings accounts	2,394,145	18.97	0.93	2,434,990	20.11	0.53
Certificates of deposit	5,944,585	47.11	4.62	5,247,029	43.35	3.58
Non-interest-bearing accounts	1,123,286	8.90	—	845,897	6.99	—

Total deposits	$12,619,004	100.0%	3.16%	$12,104,899	100.0%	2.41%

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2006 and 2005, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $3.5 million and $2.3 million, respectively.

Scheduled maturities of certificates of deposit (“CDs”) at December 31, 2006 are as follows:

(in thousands)
1 year or less	$5,052,609
More than 1 year through 2 years	594,808
More than 2 years through 3 years	110,927
More than 3 years through 4 years	50,172
More than 4 years through 5 years	56,225
Over 5 years	79,844

Total certificates of deposit	$5,944,585

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2006:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	3 – 6 Months	6 – 12 Months	Over 12 Months	Total
Total	$1,097,373	$329,249	$443,543	$274,555	$2,144,720

At December 31, 2006 and 2005, the aggregate amount of CDs of $100,000 or more was $2.1 billion and $1.8 billion, respectively. Included in total deposits at December 31, 2006 and 2005 were brokered deposits totaling $943.8 million and $1.6 billion, respectively.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2006 and 2005:

	December 31,
(in thousands)	2006	2005
FHLB-NY advances	$7,240,684	$5,409,458
Repurchase agreements	3,767,649	4,307,934
Federal funds purchased	62,000	—
Junior subordinated debentures	455,659	454,197
Senior debt	192,016	195,069
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$11,880,008	$10,528,658

Accrued interest on borrowed funds is included in “other liabilities” in the Consolidated Statements of Condition, and amounted to $62.2 million and $44.0 million, respectively, at December 31, 2006 and 2005.

In 2006, the Company recorded in non-interest-income a loss of $1.9 million in connection with the write-off of unamortized issuance costs stemming from the redemption of certain trust preferred securities in the fourth quarter of the year. In addition, the Company recorded in non-interest expense a charge of $26.5 million for the prepayment of borrowings in the second quarter, in connection with the repositioning of the balance sheet following the acquisition of Atlantic Bank.

Federal Home Loan Bank of New York Advances

FHLB-NY advances totaled $7.2 billion and $5.4 billion, respectively, at December 31, 2006 and 2005. The contractual maturities of the outstanding FHLB-NY advances at December 31, 2006 were as follows:

(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate(1)
2007	$301,011	5.51%
2008	64,560	5.56
2009	20,434	5.24
2010	500,530	5.53
2011	414,256	4.77
2012	—	—
2013	9,595	2.64
2014	500,000	3.63
2015	1,910,000	3.40
2016	3,520,000	4.36
2025	298	7.82

	$7,240,684	4.21%

(1)	Excludes the effect of purchase accounting adjustments.

FHLB-NY advances include both straight fixed-rate advances and advances under the FHLB-NY convertible advance program, which gives the FHLB-NY the option of calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

The following table sets forth certain information regarding FHLB-NY advances at or for the years ended December 31, 2006, 2005, and 2004:

	At or For the Years Ended December 31,
(dollars in millions)	2006	2005	2004
Average balance during the year	$6,360	$4,609	$3,096
Maximum balance at any month-end during the year	7,241	5,409	3,487
Balance outstanding at end of year	7,241	5,409	3,450
Weighted average interest rate during the year(1)	4.28%	4.31%	4.54%
Weighted average interest rate at end of year(1)	4.21	4.31	4.39

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2006, the Banks had a combined overnight line of credit of $259.3 million with the FHLB-NY. At December 31, 2006 and 2005, borrowings under this line of credit amounted to $196.2 million and $113.2 million, respectively. At December 31, 2006, the Company also had access to funds through a $159.3 million one-month facility with the FHLB-NY. There were no borrowings outstanding under this facility at December 31, 2006 or 2005. FHLB-NY advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, which may consist of eligible loans, mortgage-related securities, and/or equity shares in certain subsidiaries. At December 31, 2006, the Company’s FHLB-NY borrowings were collateralized by FHLB-NY stock and a blanket assignment of qualifying mortgage loans. There were no securities pledged at December 31, 2006.

FHLB-NY advances produced interest expense of $247.6 million, $162.5 million, and $76.2 million, respectively, for the years ended December 31, 2006, 2005, and 2004.

Federal Funds Purchased

In 2006, the average balance of federal funds purchased amounted to $38.6 million and had a weighted average interest rate of 4.31%. In 2005, the average balance of federal funds purchased amounted to $2.3 million and had a weighted average interest rate of 4.32%. All of the federal funds purchased during 2006 had contractual maturities of less than 90 days.

The Company had federal funds purchased of $62.0 million at December 31, 2006. Federal funds purchased produced interest expense of $1.7 million and $101,000, respectively, in the years ended December 31, 2006 and 2005.

Repurchase Agreements

Repurchase agreements totaled $3.8 billion and $4.3 billion, respectively, at December 31, 2006 and 2005. The following table provides the contractual maturities and weighted average interest rates of repurchase agreements, and the amortized cost and fair value, including accrued interest, of the securities collateralizing the repurchase agreements, at December 31, 2006:

			Mortgage-related Securities		U.S. Government Agency Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 90 days	$3,767,649	4.27%	$2,975,538	$2,801,650	$1,160,933	$1,137,837

(1)	Excludes the effect of purchase accounting adjustments.

The following table sets forth certain information regarding short-term repurchase agreements at or for the years ended December 31, 2006, 2005, and 2004:

	At or For the Years Ended December 31,
(dollars in millions)	2006	2005	2004
Average balance during the year	$111.6	$104.1	$2,294.9
Maximum balance at any month-end during the year	299.3	372.0	6,212.9
Balance outstanding at end of year	—	102.4	125.0
Weighted average interest rate during the year(1)	4.74%	3.05%	1.15%
Weighted average interest rate at end of year(1)	—	4.31	2.26

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2006 and 2005, the accrued interest on repurchase agreements amounted to $16.3 million and $15.6 million, respectively. Repurchase agreements produced interest expense of $147.1 million, $159.7 million, and $165.5 million, respectively, for the years ended December 31, 2006, 2005, and 2004.

Junior Subordinated Debentures

Junior subordinated debentures totaled $455.7 million and $454.2 million at December 31, 2006 and 2005, respectively. The following junior subordinated debentures were outstanding at December 31, 2006:

(dollars in thousands) Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
Haven Capital Trust I	10.460%	$ 18,174	$ 17,400	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	23,333	22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,559	183,054	November 4, 2002	November 1, 2051	November 4, 2007
New York Community Capital Trust X	6.950	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
Roslyn Preferred Trust I	8.970	64,828	62,879	March 20, 2002	April 1, 2032	April 1, 2007
LIF Statutory Trust I	10.600	8,280	8,048	September 7, 2000	September 7, 2030	September 7, 2010

Total junior subordinated debentures		$455,659	$438,931

(1)	Excludes the effect of purchase accounting adjustments.

On November 4, 2002, the Company completed a public offering of 5,500,000 BONUSES Units, including 700,000 that were sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $50.00 per share. The Company realized net proceeds from the offering of approximately $267.3 million. Each BONUSES Unit consists of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company (for a total of approximately 13.7 million common shares) at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00% on the $50.00 per share liquidation amount. The warrants and capital securities are non-callable for five years from the date of issuance.

The gross proceeds of the BONUSES Units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants was $92.4 million, and was recorded as a component of additional “paid-in capital” in the Company’s consolidated financial statements. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount and amortized to “interest expense” over the 49-year life of the capital securities on a level-yield basis. Issuance costs related to the BONUSES Units totaled $7.7 million, with $5.1 million allocated to the capital security, reflected in “other assets” in the Consolidated Statements of Condition, and amortized on a straight-line basis over five years. The portion of issuance costs allocated to the warrants totaled $2.6 million and was treated as a reduction in paid-in capital.

In addition to the trust established in connection with the issuance of the BONUSES Units, the Company has seven business trusts of which it owns all of the common securities: Haven Capital Trust I, Haven Capital Trust II, Queens Capital Trust I, Queens Statutory Trust I, New York Community Capital Trust X, Roslyn Preferred Trust I, and LIF Statutory Trust I (the “Trusts”). New York Community Capital Trust X was established on December 5, 2006, in connection with the redemptions of NYCB Capital Trust I and New York Community Statutory Trusts I and II. The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the preceding table. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2006, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital.

In the second quarter of 2003, the Company entered into four interest rate swap agreements. The agreements effectively converted four of the Company’s capital securities from fixed-rate to variable-rate instruments. Under these agreements, which were designated and accounted for as “fair value hedges” aggregating a notional value of $65.0 million, the Company received a fixed interest rate of 10.51% which was equal to the interest due to the holders of the four capital securities, and paid a floating interest rate that was tied to the three-month London Interbank Offered Rate (“LIBOR”). In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company concluded in the first quarter of 2006 that its interest rate swap transactions did not qualify for the short-cut accounting method. Accordingly, during said quarter, the Company re-designated three of the swaps associated with these transactions as fair value hedges under the long-haul accounting method, in order to qualify them for fair value hedge accounting under SFAS No. 133, effective March 31, 2006. In connection with this action, a pre-tax mark-to-market loss on interest rate swaps of $6.1 million was recorded in “non-interest income” in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2006. In the second quarter of 2006, in connection with the repositioning of its liabilities following the acquisition of Atlantic Bank on the 28th of April, the Company terminated its interest rate swap agreements. The termination resulted in a pre-tax charge of $1.1 million which is recorded in “non-interest expense” in the Consolidated Statements of Income for the year ended December 31, 2006.

Junior subordinated debentures produced interest expense of $42.7 million, $37.6 million, and $40.9 million, respectively, for the years ended December 31, 2006, 2005, and 2004.

Preferred Stock of Subsidiaries

On April 7, 2003, the Company, through its then second-tier subsidiary, CFS Investments New Jersey, Inc., completed the sale of $60.0 million of capital securities of Richmond County Capital Corporation in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the Securities Act of 1933, as amended (the “33 Act”). The capital securities consisted of $10.0 million, or 100 shares, of Richmond County Capital Corporation Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, stated value of $100,000 per share (the “Series B Preferred Stock”) and $50.0 million, or 500 shares, of Richmond County Capital Corporation Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, stated value of $100,000 per share (the “Series C Preferred Stock”). Dividends on the Series B Preferred Stock are payable quarterly at an annual rate of 8.25% of its stated value. The Series B Preferred Stock may be redeemed by the Company on or after July 15, 2024. Dividends on the Series C Preferred Stock are payable quarterly at an annual rate equal to LIBOR plus 3.25% of its stated value. The Series C Preferred Stock may be redeemed by the Company on or after July 15, 2008. The dividend rate on the Series C Preferred Stock resets quarterly.

On October 27, 2003, Roslyn Real Estate Asset Corp., a second-tier subsidiary that was acquired by the Company in the Roslyn merger, completed the sale of $102.0 million of capital securities in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the 33 Act. The capital securities consisted of $12.5 million, or 125 shares, of Roslyn Real Estate Asset Corp. (“RREA”) Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series C Preferred Stock”) and $89.5 million, or 895 shares, of RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series D Preferred Stock”). Dividends on the RREA Series C Preferred Stock are payable quarterly at an annual rate of 8.95% of its stated value. The RREA Series C Preferred Stock may be redeemed by the Company on or after September 30, 2023. Dividends on the RREA Series D Preferred Stock were payable quarterly at an annual rate equal to 4.79% for the period from September 30, 2003 to, but excluding, December 31, 2003, and payable thereafter at an annual rate equal to LIBOR plus 3.65% of its stated value. The RREA Series D Preferred Stock may be redeemed by the Company on or after September 30, 2008. The dividend rate on the RREA Series D Preferred Stock will be reset quarterly.

Dividends on preferred stock of subsidiaries are reported as interest expense and amounted to $14.9 million, $12.5 million, and $10.5 million, respectively, for the years ended December 31, 2006, 2005, and 2004.

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

The interest expense stemming from senior debt amounted to $9.8 million, $8.4 million, and $7.4 million for the years ended December 31, 2006, 2005, and 2004.

$1.0 Billion Shelf Registration Statement

On October 31, 2005, the Company filed a shelf registration statement which allows the Company to periodically offer and sell, individually or in any combination, debt securities, trust preferred securities, warrants to purchase other securities, depository shares, stock purchase contracts and stock purchase units (a combination of one or more stock purchase contracts and certain beneficial interests), preferred stock, common stock, and units (which include a combination of any of the preceding securities), up to a total of $1.0 billion. The shelf registration statement, which also served to de-register approximately $195 million of securities that were unissued under a previous shelf registration statement dated May 16, 2003, was declared effective on December 21, 2005. The Company’s ability to issue debt or equity under the shelf registration is subject to market conditions and its capital needs. Under the shelf registration, the Company issued 24,500,000 shares of its common stock on April 18, 2006, at an offering price of $16.35 per share, generating gross proceeds of $400.6 million.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset at December 31, 2006 and 2005:

	December 31,
(in thousands)	2006	2005
Deferred Tax Assets:
Allowance for loan losses	$34,465	$29,555
Purchase accounting adjustments on borrowed funds	14,708	35,758
Merger-related costs	4,141	2,970
Purchase accounting adjustments on loans	3,429	—
Compensation and related benefit obligations	34,712	32,529
Purchase accounting adjustments and net unrealized losses on securities	40,656	45,658
Other	23,962	25,001

Gross deferred tax assets	156,073	171,471
Valuation allowance	(10,647)	(5,180)

Deferred tax asset after valuation allowance	145,426	166,291

Deferred Tax Liabilities:
Purchase accounting adjustments on loans	—	(2,190)
Prepaid pension cost	(3,460)	(11,506)
Amortizable intangibles	(30,509)	(23,383)
Premises and equipment	(20,213)	(8,112)
Undistributed earnings of subsidiaries	(25,097)	(19,250)
Other	(7,654)	(2,301)

Gross deferred tax liabilities	(86,933)	(66,742)

Net deferred tax asset	$58,493	$99,549

The net deferred tax asset, which is included in “other assets” in the Consolidated Statements of Condition at December 31, 2006 and 2005, represents the anticipated federal, state, and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

A valuation allowance of $10.6 million was established as an offset to the New York State and City (collectively, “New York”) deferred tax assets to reflect the likely utilization of New York State net operating loss carryforwards and New York reversing temporary differences in a manner which would not reduce the current tax liability. The valuation allowance was increased by $5.5 million in 2006 as a result of a revised forecast of future taxable income allocable to New York.

The gross deferred tax assets include the tax effects of a net operating loss carryforward of $214.6 million for the Banks’ combined New York State tax return, none of which will expire until the year 2023, and a capital loss carryforward of $14.1 million, of which $10.8 million will expire if not utilized by the end of the 2007 tax year, with the balance available until the end of the 2010 tax year.

The following table summarizes the Company’s income tax expense for the years ended December 31, 2006, 2005, and 2004:

	December 31,
(in thousands)	2006	2005	2004
Federal – current	$57,321	$67,681	$71,786
State and local – current	2,332	3,535	3,253

Total current	59,653	71,216	75,039

Federal – deferred	42,878	78,528	91,944
State and local – deferred	13,598	2,885	9,899

Total deferred	56,476	81,413	101,843

Total income tax expense	$116,129	$152,629	$176,882

The following table presents a reconciliation of statutory federal income tax expense to combined effective income tax expense for the years ended December 31, 2006, 2005, and 2004:

	December 31,
(in thousands)	2006	2005	2004
Statutory federal income tax expense at 35%	$122,050	$155,650	$186,189
State and local income taxes, net of federal income tax benefit	10,355	4,173	8,549
Effect of tax deductibility of ESOP	(2,650)	6,941	(3,581)
Non-taxable income on BOLI	(8,269)	(7,885)	(7,410)
Federal tax credits	(6,061)	(5,614)	(3,358)
Other, net	704	(636)	(3,507)

Total income tax expense	$116,129	$152,629	$176,882

As a savings institution, the Community Bank is subject to special provisions in the federal and New York tax laws regarding its tax bad debt reserves and, for New York purposes, its allowable tax bad debt deduction. At each of December 31, 2006 and 2005, the Community Bank’s federal, New York State, and New York City tax bad debt base-year reserves were $45.1 million, $286.5 million, and $304.6 million, respectively. Related deferred tax liabilities of $15.8 million, $15.4 million, and $5.2 million, respectively, have not been recognized since the Community Bank does not expect that these reserves, which constitute base-year amounts as set forth in the applicable tax laws, will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (1) redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company; and (2) failure of the Community Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York tax purposes.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2006 and 2005, the Company had pledged mortgage-related securities held to maturity with carrying values of $1.4 billion and $1.3 billion at the respective dates. The Company also had pledged other securities held to maturity with carrying values of $1.2 billion and $1.2 billion at the respective dates. In addition, the Company had pledged available-for-sale mortgage-related securities and other securities with respective carrying values of $1.6 billion and $102.1 million at December 31, 2006, and $1.9 billion and $220.7 million at December 31, 2005. The pledged securities primarily serve to collateralize the Company’s repurchase agreements.

Loan Commitments

At December 31, 2006 and 2005, the Company had commitments to originate loans of approximately $1.2 billion and $1.9 billion, respectively. The majority of the outstanding loan commitments at December 31, 2006 were expected to close within 90 days. Approximately 66% of the loan commitments at that date had an adjustable rate of interest and approximately 34% had a fixed rate of interest.

Lease and License Commitments

At December 31, 2006, the Company was obligated under 120 non-cancelable operating lease and license agreements with renewal options on properties used principally for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2007	$15,068
2008	13,176
2009	12,636
2010	10,978
2011	9,368
2012 and thereafter	46,906

Total minimum future rentals	$108,132

The rental expense under these leases is included in “occupancy and equipment expense” on the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $20.8 million, $16.1 million, and $13.7 million in the years ended December 31, 2006, 2005, and 2004, respectively. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $1.8 million, $1.8 million, and $2.2 million in the corresponding periods. Minimum future rental income under non-cancelable sublease agreements aggregated $5.4 million at December 31, 2006.

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

Financial Guarantees

The Company provides guarantees and indemnifications to its customers to enable them to complete a wide variety of business transactions and to enhance their credit standing. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” such guarantees are recorded at their respective fair values in “other liabilities” in the Consolidated Statements of Condition, and amounted to $185,000 at December 31, 2006. The Company deems the fair value of the guarantees to equal the consideration received.

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2006:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$27,392	$3,106	$30,498	$30,498
Performance stand-by letters of credit	14,373	3,029	17,402	17,402
Commercial letters of credit	31,222	—	31,222	31,222
Loans with recourse/indemnification	—	238	238	238

	$72,987	$6,373	$79,360	$79,360

The maximum potential amount of future payments represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties or indemnification provisions were triggered as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability and are recognized into income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon issuance of performance, financial stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that the Company has sold or otherwise transferred to a third party. Also outstanding at December 31, 2006, were $306,000 of bankers acceptances.

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

In 2004, the Company and various executive officers and directors were named in certain putative securities law class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County, that was later removed by the defendants to federal court. On August 9, 2005, the court consolidated the actions and appointed a Lead Plaintiff. On October 6, 2005, the Lead Plaintiff filed a consolidated amended complaint on behalf of a putative class of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, alleging claims under Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The defendants moved to dismiss the action on December 19, 2005. On September 18, 2006, the Court entered a Memorandum of Decision and Order dismissing the consolidated action in its entirety, finding that the Amended Complaint failed to allege any actionable misstatement or omission. On October 4, 2006, the Lead Plaintiff filed a motion for reconsideration of that Order insofar as it denied plaintiffs’ leave to amend. That motion remains pending. Also, the plaintiff in the action removed from state court has filed a notice of appeal from the Court’s decision insofar as it declined to remand that action to state court. That appeal has been stayed pending resolution of the reconsideration motion.

Based upon the same facts and allegations described in the prior paragraph, on November 9, 2004, an additional suit was filed in the Eastern District of New York alleging that the Company and various of its officers violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The suit was brought on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The defendants moved to dismiss the ERISA action. On February 6, 2006, the Court granted in part and denied in part the motion to dismiss. The Court ruled that one of the two putative class representatives did not have standing under ERISA, but found that there were issues of fact concerning the standing of the other putative class representative. After the parties engaged in limited discovery concerning the plaintiff’s standing under ERISA, defendants renewed their motion to dismiss. On October 25, 2006, the Court entered an order dismissing the remaining claims in this action on the ground that the plaintiffs lack standing to pursue the claims. On November 20, 2006, plaintiffs filed a notice of appeal, which is currently pending.

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

NOTE 11: EMPLOYEE BENEFITS

Retirement Plans

On April 1, 2002, three separate pension plans for employees of the former Queens County Savings Bank, the former CFS Bank, and the former Richmond County Savings Bank were merged together and renamed the “New York Community Bancorp Retirement Plan” (the “New York Community Plan”). The pension plan for employees of the former Roslyn Savings Bank was merged into the New York Community Plan on September 30, 2004. The New York Community Plan covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements after the “freeze” date. The former Queens County Savings Bank Retirement Plan was frozen at September 30, 1999, while the former CFS Bank Retirement Plan was frozen on June 30, 1996, reactivated on November 30, 2000, and subsequently refrozen on December 29, 2000. The former Richmond County Savings Bank Retirement Plan was frozen on March 31, 1999 and the former Roslyn Savings Bank Plan was frozen on January 31, 2003.

In connection with the acquisition of Atlantic Bank, the Company acquired the Atlantic Bank Retirement Plan (the “Atlantic Plan”), which was frozen on April 28, 2006. The New York Community Plan and the former Atlantic Plan (collectively, the “Plans”) are presented on a consolidated basis in the disclosures that follow, except where otherwise noted. It is expected that the Atlantic Plan will be merged with the New York Community Plan in 2007. The Plans are subject to the provisions of ERISA.

The following tables set forth certain information regarding the Plans, based on an October 1st measurement date:

(in thousands)	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$88,605	$84,121
Interest cost	5,386	4,922
Actuarial (gain)/loss	(4,448)	5,232
Annuity payments	(4,537)	(4,496)
Settlements	(459)	(1,174)
Adjustment for Atlantic Plan	26,582	—

Benefit obligation at end of year	$111,129	$88,605

Change in Plan Assets:
Fair value of assets at beginning of year	$92,285	$87,415
Actual return on plan assets	6,877	7,040
Annuity payments	(4,537)	(4,496)
Settlements	(459)	(1,174)
Employer contributions	—	3,500
Adjustment for Atlantic Plan	30,618	—

Fair value of assets at end of year	$124,784	$92,285

Funded status:
Funded status	$13,655	$3,680
Unrecognized net actuarial loss	N/A	24,082
Unrecognized past service liability	N/A	1,054

Prepaid benefit cost	$13,655	$28,816

Amounts recognized in the Consolidated Statement of Condition at December 31, 2006 under SFAS No. 158:
Other assets	$13,655	N/A
Accumulated other comprehensive loss:
Unrecognized net actuarial loss	$19,344	N/A
Unrecognized past service liability	852	N/A
Adjustment for Atlantic Plan	2,523	N/A

Total amount included in accumulated other comprehensive loss	$22,719	N/A

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss (“AOCL”) into net periodic benefit cost in 2007 are $1.0 million and $202,000, respectively.

The following table indicates the discount rate used to determine the benefit obligation for the years indicated:

	Years Ended December 31,
	2006	2005	2004
Discount rate	5.86%	5.50%	6.00%

The discount rate is used to calculate expected future benefit payments as a present value on the date of measurement; the Citigroup Pension Liability Index is the primary index used. A lower discount rate increases the present value of benefit obligations and increases pension expense.

The components of net periodic pension credit were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Components of Net Periodic Pension Credit:
Interest cost	$5,386	$4,922	$2,096
Expected return on Plan assets	(8,940)	(7,679)	(3,267)
Amortization of prior service cost	202	202	202
Amortization of unrecognized loss	1,524	1,047	779

Net periodic pension credit	$(1,828)	$(1,508)	$(190)

The service component of periodic pension cost was recorded on an accrual basis with an annual provision that recognized the expense over the service life of the employee, determined on an actuarial basis.

New York Community Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “Trust”), a no-load series open-ended mutual fund, and in the Company’s common stock. At December 31, 2006 and 2005, the amount of New York Community Plan assets invested in the Company’s common stock was $9.6 million and $9.1 million, respectively. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies, and risks, as detailed in the Trust’s prospectus. The Trust has been given discretion by the Company, as New York Community Plan Sponsor, to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective of the New York Community Plan is to be invested 65% in equity securities (i.e., equity mutual funds) and 35% in debt securities (i.e., bond mutual funds). If the New York Community Plan is under-funded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the New York Community Plan is no longer under-funded, the bond fund portion will be reduced back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., within a 10% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the New York Community Plan by exceeding the rate of inflation over the long term. In addition, investment managers for the Trust are expected to provide above-average performance when compared to their peers’ managers. Performance volatility is monitored, and risk and volatility are further managed by the distinct investment objectives of each of the Trust funds and by the diversification within each fund.

Atlantic Plan assets are invested in seven diversified investment funds managed by SEI Investment Management Co., a series of no-load open-ended mutual funds, and in the Company’s common stock. At December 31, 2006 the amount of Atlantic Plan assets invested in the Company’s common stock was $3.2 million. The investment funds include four equity mutual funds and three bond mutual funds, each with its own investment objectives, investment strategies, and risks, as detailed in the funds’ prospectuses.

The current investment objective of the Atlantic Plan is to be invested 60% in equity securities (i.e., equity mutual funds) and 40% in debt securities (i.e., bond mutual funds). The portfolio is reviewed for rebalancing monthly, with interim adjustments made when the investment mix varies more than 2% from the target.

The investment goal is to achieve investment results that will contribute to the proper funding of the Atlantic Plan by exceeding the rate of inflation over the long term. In addition, investment managers are expected to provide above-average performance when compared to their peers’ managers. Performance volatility is monitored, and risk and volatility are further managed by the distinct investment objectives of each fund and by the diversification within each fund.

Current Asset Allocation

At October 1, 2006 and 2005, the weighted average asset allocations for the New York Community Plan and the Atlantic Plan, were as follows:

	New York Community		Atlantic
	Plan Assets at October 1, 2006	Plan Assets at October 1, 2005	Plan Assets at October 1, 2006	Plan Assets at October 1, 2005
Asset Category:
Equity securities	69%	72%	62%	62%
Debt securities	31	28	38	38

Total	100%	100%	100%	100%

Determination of Long-term Rate of Return

The assumption regarding long-term rate of return on assets was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the New York Community Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5—9% and 2—6%, respectively. When these overall return expectations are applied to the New York Community Plan’s target allocation of 65%/35%, the expected rate of return is determined to range from 6.95% to 10.95%.

In determining the long-term rate of return for the Atlantic Plan assets, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premiums associated with other assets classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the Atlantic Plan’s target asset allocation.

Expected Contributions

The Company does not expect to contribute to the Plans in 2007.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years indicated:

(in thousands)
2007	$5,720
2008	5,800
2009	5,820
2010	5,864
2011	6,053
2012-2016	33,651

Total	$62,908

Qualified Savings Plans

The Company maintains a defined contribution qualified savings plan (the “New York Community Bank Employee Savings Plan”) in which all full-time employees are able to participate after one year of service and having attained age 21. No matching contributions have been made by the Company to this plan since the Community Bank’s conversion to stock form.

In connection with the Atlantic Bank acquisition, all matching contributions to the former Atlantic Bank 401(k) Savings Plan were suspended, effective June 30, 2006. As a result, Company contributions for the year ended December 31, 2006 consisted of $116,000 for the months of May and June. In connection with the Long Island Financial merger, all matching contributions to the former Long Island Commercial Bank 401(k) Savings Plan were suspended, effective December 30, 2005. There were no Company contributions to the New York Community Bank Employee Savings Plan for the years ended December 31, 2005 or 2004.

Deferred Compensation Plan

The Company maintains an unfunded deferred compensation plan for former directors of the Company. The unfunded balances are reflected in “other liabilities” in the Company’s Consolidated Statements of Condition and amounted to $374,000 and $358,000 at December 31, 2006 and 2005, respectively.

Post-retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance, to retired employees, depending on age and years of service at the time of retirement (the “Health & Welfare Plan”). The costs of such benefits are accrued during the years that an employee renders the necessary service.

The following tables set forth certain information regarding the Health & Welfare Plan based on an October 1st measurement date:

(in thousands)	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$18,234	$16,478
Service cost	8	9
Interest cost	1,050	946
Actuarial loss	909	2,300
Premiums/claims paid	(2,071)	(1,499)
Adjustment for Atlantic Plan	2,113	—

Benefit obligation at end of year	$20,243	$18,234

Change in Plan Assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	2,071	1,499
Premiums/claims paid	(2,071)	(1,499)

Fair value of assets at end of year	$—	$—

Funded status:
Accrued post-retirement benefit cost	$(20,243)	$(18,234)
Unrecognized net actuarial loss	N/A	2,867
Unrecognized past service liability	N/A	119

Accrued post-retirement benefit cost	$(20,243)	$(15,248)

Amounts recognized in the Consolidated Statement of Condition at December 31, 2006 under SFAS No. 158:
Total liabilities	$20,243	N/A
AOCL:
Unrecognized net actuarial loss	$3,707	N/A
Unrecognized past service liability	77	N/A

Total amount included in AOCL	$3,784	N/A

The estimated net loss and prior service cost that will be amortized from AOCL into net periodic benefit cost over the next fiscal year are $117,000 and $42,000, respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$8	$9	$8
Interest cost	1,050	946	953
Unrecognized past service liability	43	43	43
Amortization of unrecognized loss (gain)	69	—	(11)

Net periodic benefit cost	$1,170	$998	$993

The following table indicates the assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2006	2005	2004
Weighted Average Assumptions:
Discount rate	5.86%	5.50%	6.00%
Current medical trend rate	9.00	9.50	10.00
Rate of compensation increase	3.50	3.00	3.25

Had the assumed medical trend rate increased by 1% in each year, the accumulated post-retirement benefit obligation at December 31, 2006 would have increased by $557,000; the aggregate of the benefits earned and the interest components of 2006 net post-retirement benefit cost would have increased by $25,000. Had the assumed medical trend rate decreased by 1% in each year, the accumulated post-retirement benefit obligation at December 31, 2006 would have declined by $533,000; the aggregate of the benefits earned and the interest components of 2006 net post-retirement benefit cost would have declined by $26,000.

The impact of applying FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to the Company’s accumulated post-retirement benefit obligation as of December 31, 2006 was a $3.1 million reduction in said obligation and a $305,000 reduction in the net periodic benefit cost for 2006.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan will be used to immediately pay plan benefits as they come due.

Expected Contributions

The Company expects to contribute $1.7 million to the Health & Welfare Plan for the fiscal year ending December 31, 2007.

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years indicated under the Health & Welfare Plan:

(in thousands)
2007	$1,718
2008	1,790
2009	1,808
2010	1,828
2011	1,819
2012-2016	8,789

Total	$17,752

Impact of Applying SFAS No. 158 on the Company’s Consolidated Statement of Condition

The following table indicates the impact of applying SFAS No. 158 on the Company’s Consolidated Statement of Condition at December 31, 2006:

(in thousands)	Before Application of SFAS No. 158	SFAS No. 158 Adjustment	After Application of SFAS No. 158
Prepaid benefits cost (other assets)	$38,560	$(22,285)	$16,275
Deferred tax asset (other assets)	—	10,697	10,697

Total assets	$38,560	$(11,588)	$26,972

Post-retirement liability (total liabilities)	$(18,350)	$(4,340)	$(22,690)

AOCL, net of tax (total stockholders’ equity)	—	$(15,928)	$(15,928)

NOTE 12: STOCK-RELATED BENEFIT PLANS

New York Community Bank Employee Stock Ownership Plan

At the time of the Community Bank’s conversion to stock form, the Company loaned $19.4 million to the New York Community Bank Employee Stock Ownership Plan (the “ESOP”) to purchase 18,583,440 shares of the Company’s common stock. In the second quarter of 2002, the Company loaned an additional $14.8 million to the ESOP for the purchase of 906,667 shares of the common stock that were sold in a secondary offering on May 14, 2002. In 2002, the two loans were consolidated into a single loan which is being repaid at a fixed interest rate of 4.75% over a period of time not to exceed 30 years.

The Community Bank is obligated to repay the loan by making periodic contributions. The obligation to make such contributions is reduced to the extent of any investment earnings realized on such contributions and any dividends paid on shares held in the unallocated ESOP share account. At December 31, 2006 and 2005, the loan had outstanding balances of $4.1 million and $6.1 million, respectively.

As the loan is repaid, shares are released from a suspense account and allocated among participants on the basis of compensation, as described in the ESOP, in the year of allocation. The Community Bank made no contributions to the ESOP during 2006, 2005, or 2004. The investment income and dividends on ESOP shares that were used for debt service in 2006, 2005, and 2004 amounted to approximately $2.3 million, $8.1 million, and $4.9 million, respectively.

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

In 2006 and 2005, the Company allocated 721,834 and 2,474,453 shares, respectively, to participants in the ESOP. At December 31, 2006, there were 1,460,564 shares remaining for future allocation, with a market value of $23.5 million. The Community Bank recognizes compensation expense for the ESOP based on the average market price of the Company’s common stock during the year at the date of allocation. For the years ended December 31, 2006, 2005, and 2004, the Company recorded ESOP-related compensation expense of $12.0 million, $43.7 million, and $9.6 million, respectively. The higher ESOP-related compensation expense in 2005 reflects an increase in the number of shares allocated in connection with the Long Island Financial transaction.

Supplemental Employee Retirement Plan

In 1993, the Community Bank also established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. At both December 31, 2006 and 2005, the SERP maintained $3.1 million of trust-held assets, based upon the cost of said assets. Trust-held assets, consisting entirely of Company common stock, amounted to 906,731 and 854,552 shares at December 31, 2006 and 2005, respectively. The cost of these shares is reflected as contra-equity and additional paid-in capital in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2006, 2005, or 2004.

Stock Incentive and Stock Option Plans

At December 31, 2006, the Company had 8,952,000 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. During the fourth quarter of 2006, 48,000 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with an average fair value of $16.53 per share on the grant date. Such restricted stock vests periodically over a span of three years. Compensation cost related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $43,000 in 2006. No stock options were granted under the 2006 Stock Incentive Plan in 2006.

In addition, the Company had nine stock options plans at December 31, 2006: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; and the 1998 Long Island Financial Corp. Stock Option Plan (collectively, the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

At the time of grant, all options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment were terminated due to death, disability, normal retirement, or in the event of a change in control of the Community Bank or the Company. On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested stock options that were outstanding at that date. A total of 1.4 million options held by 179 individuals were impacted by the Acceleration. All other terms and conditions of the accelerated options remain unchanged. As a result of the Acceleration, the Company was able to avoid recognizing compensation expense that it otherwise would have had to recognize in 2006, and will be able to avoid such expense in 2007.

In connection with its adoption of SFAS No. 123R on January 1, 2006, using the modified prospective approach, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options in 2006, the Company did not record any compensation and benefits expense relating to stock options for the year.

Currently, the Company issues new shares of common stock at market value to satisfy the exercise of options. Previously, the Company had utilized common stock held in Treasury to satisfy the exercise of options. The difference between the average cost of Treasury shares and the exercise price was recorded as an adjustment to retained earnings or paid-in-capital on the date of exercise. At December 31, 2006, 2005, and 2004, respectively, there were 19,019,717; 20,313,114; and 21,236,182 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 207,847 at December 31, 2006.

The status of the Stock Option Plans at December 31, 2006 and changes that occurred during the year ended at that date are summarized below:

	For the Year Ended December 31, 2006
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	20,313,114	$14.95
Exercised	(1,167,904)	12.10
Forfeited	(125,493)	15.45

Stock options outstanding, end of year	19,019,717	15.12
Options exercisable at year-end	19,019,717	15.12

The intrinsic value of stock options outstanding and exercisable at December 31, 2006 was $29.1 million. The intrinsic value of options exercised during the year ended December 31, 2006 was $5.8 million.

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

The following table summarizes the carrying values and estimated fair values of the Company’s on-balance-sheet financial instruments at December 31, 2006 and 2005:

	December 31,
	2006		2005
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$230,759	$230,759	$231,803	$231,803
Securities held to maturity	2,985,197	2,865,569	3,258,038	3,170,057
Securities available for sale	1,940,787	1,940,787	2,379,214	2,379,214
FHLB-NY stock	404,311	404,311	330,212	330,212
Loans, net	19,567,502	19,275,924	16,948,697	16,721,412
Financial Liabilities:
Deposits	$12,619,004	$12,616,941	$12,104,899	$12,095,107
Borrowed funds	11,880,008	11,858,795	10,528,658	10,479,926
Mortgagors’ escrow	74,736	74,736	63,051	63,051

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

Loans

The loan portfolio is segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages or other) and payment status (performing or non-performing). Fair values are estimated for each component using a valuation method selected by management in accordance with applicable industry standards.

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

Off-balance-sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2006 and 2005.

NOTE 14: RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Banking Department if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal and local taxes. At December 31, 2006, the Commercial Bank had dividends of $23.4 million it could pay to the Parent Company without regulatory approval.

NOTE 15: PARENT COMPANY-ONLY FINANCIAL INFORMATION

Following are the condensed financial statements for New York Community Bancorp, Inc. (Parent Company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2006	2005
ASSETS:
Cash and cash equivalents	$312,829	$21,986
Securities held to maturity	10,000	10,000
Securities available for sale	17,686	24,541
Investments in subsidiaries	3,996,775	3,879,856
Receivable from subsidiaries	4,572	—
Other assets	31,253	47,943

Total assets	$4,373,115	$3,984,326

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Senior notes	$192,016	$195,069
Junior subordinated debentures	455,659	454,197
Other liabilities	35,603	10,183

Total liabilities	683,278	659,449

Stockholders’ equity	3,689,837	3,324,877

Total liabilities and stockholders’ equity	$4,373,115	$3,984,326

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2006	2005	2004
Interest income	$8,145	$8,866	$9,511
Dividends and payments received from subsidiaries	560,000	279,594	100,000
Gain on securities	495	2,869	199
Loss on debt redemption	(1,859)	—	—
Loss on mark-to-market of interest rate swaps	(6,071)	—	—
Other income	1,288	1,160	1,067

Gross income	561,998	292,489	110,777
Operating expenses	63,575	50,896	43,013

Income before income tax (benefit) expense and equity in (overdistributed) undistributed earnings	498,423	241,593	67,764
Income tax (benefit) expense	(20,754)	(15,865)	45

Income before equity in (overdistributed) undistributed earnings of subsidiaries	519,177	257,458	67,719
Equity in (overdistributed) undistributed earnings of subsidiaries	(286,592)	34,627	287,367

Net income	$232,585	$292,085	$355,086

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,585	$292,085	$355,086
Change in other assets	11,681	19,617	(14,677)
Change in other liabilities	25,420	(4,410)	(112,260)
Net gain on securities	(495)	(2,869)	(199)
Other, net	(677)	3,678	(11,389)
Equity in overdistributed (undistributed) earnings of subsidiaries	286,592	(34,627)	(287,367)

Net cash provided by (used in) operating activities	555,106	273,474	(70,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of securities	—	—	(16,587)
Proceeds from sales of securities	8,427	10,636	42,572
(Investments in) payments from subsidiaries	(396,480)	(44,795)	60,284

Net cash (used in) provided by investing activities	(388,053)	(34,159)	86,269

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in secondary offering, net	400,119	—	399,495
Treasury stock purchases	(2,415)	(1,158)	(274,906)
Cash dividends paid on common stock	(286,773)	(261,063)	(250,731)
Net cash received from exercise of stock options	14,183	11,965	44,623
Redemption of junior subordinated debentures	(125,034)	—	—
Issuance of junior subordinated debentures	123,712	—	—
Cash in lieu of fractional shares	(2)	—	(594)

Net cash provided by (used in) financing activities	123,790	(250,256)	(82,113)

Net increase (decrease) in cash and cash equivalents	290,843	(10,941)	(66,650)

Cash and cash equivalents at beginning of year	21,986	32,927	99,577

Cash and cash equivalents at end of year	$312,829	$21,986	$32,927

NOTE 16: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC.

The following table presents the regulatory capital ratios for the Company at December 31, 2006 and 2005, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-based Capital
At December 31, 2006	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,146,665	8.14%	$2,146,665	11.76%	$2,247,054	12.31%
Minimum for capital adequacy purposes	1,055,425	4.00	730,319	4.00	1,460,639	8.00

Excess	$1,091,240	4.14%	$1,416,346	7.76%	$786,415	4.31%

			Risk-based Capital
At December 31, 2005	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$1,941,906	8.34%	$1,941,906	14.26%	$2,074,611	15.23%
Minimum for capital adequacy purposes	931,383	4.00	544,793	4.00	1,089,586	8.00

Excess	$1,010,523	4.34%	$1,397,113	10.26%	$985,025	7.23%

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

The quantitative measures established under FDICIA to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of total and Tier 1 capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2006, the Banks exceeded all of the capital adequacy requirements to which they were subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following table presents the actual capital amounts and ratios for the Community Bank at December 31, 2006 and 2005 in comparison to the minimum amounts and ratios required for capital adequacy purposes under FDICIA:

			Risk-based Capital
At December 31, 2006	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$1,735,140	7.10%	$1,735,140	10.48%	$1,813,032	10.95%
Minimum for capital adequacy purposes	977,566	4.00	662,527	4.00	1,325,054	8.00

Excess	$757,574	3.10%	$1,072,613	6.48%	$487,978	2.95%

			Risk-based Capital
At December 31, 2005	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,020,180	8.69%	$2,020,180	15.28%	$2,098,216	15.87%
Minimum for capital adequacy purposes	930,302	4.00	528,926	4.00	1,057,853	8.00

Excess	$1,089,878	4.69%	$1,491,254	11.28%	$1,040,363	7.87%

The following table presents the actual capital amounts and ratios for the Commercial Bank at December 31, 2006 and 2005 in comparison to the minimum amounts and ratios required for capital adequacy purposes under FDICIA:

			Risk-based Capital
At December 31, 2006	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$277,026	10.01%	$277,026	11.18%	$284,539	11.49%
Minimum for capital adequacy purposes	110,732	4.00	99,081	4.00	198,162	8.00

Excess	$166,294	6.01%	$177,945	7.18%	$86,377	3.49%

			Risk-based Capital
At December 31, 2005	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$36,980	6.92%	$36,980	11.40%	$38,649	11.92%
Minimum for capital adequacy purposes	21,365	4.00	12,974	4.00	25,947	8.00

Excess	$15,615	2.92%	$24,006	7.40%	$12,702	3.92%

NOTE 17: SUBSEQUENT EVENT

On February 8, 2007, the Company announced that two of its subsidiaries, Haven Capital Trust I (“Haven Trust I”) and Roslyn Preferred Trust I (“Roslyn Trust I”), will redeem all of their respective trust preferred securities. Haven Trust I will redeem all $17.4 million of its fixed rate trust preferred securities on April 1, 2007 and Roslyn Trust I will redeem all $63.0 million of its floating rate trust preferred securities on the same date. The Company expects to fund the redemptions with the proceeds of a new issue of trust preferred securities in April 2007.

The 105.23% redemption price for Haven Trust I will result in a loss on redemption that will be recognized in the second quarter of 2007. In addition, the Company will record a loss in connection with the write-off of unamortized issuance costs stemming from the redemption of the Haven Trust I and Roslyn Trust I trust preferred securities. Both of these losses are expected to be immaterial.

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2006 is effective using these criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm that audited the consolidated financial statements as of and for the year ended December 31, 2006 as stated in their report, included in Item 8 on page 82, which expresses unqualified opinions on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2006.

(c) Changes in Internal Control over Financial Reporting

On November 10, 2006, the Company completed the upgrade of the former core data processing systems utilized by Long Island Commercial Bank and Atlantic Bank of New York. In connection with the systems upgrade, the Company adopted certain changes in its internal control over financial reporting relating to core data processing for the Commercial Bank.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information regarding the directors, executive officers, and corporate governance of the Registrant appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2007 (hereafter referred to as our “2007 Proxy Statement”), under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance” and is incorporated herein by this reference.

A copy of our Code of Business Conduct and Ethics, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer, as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available at our web sites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.nycbfamily.com, and will be provided, without charge, upon written request to the Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2007 Proxy Statement, under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,019,717	$15.12	9,159,847
Equity compensation plans not approved by security holders	—	—	—
Total	19,019,717	$15.12	9,159,847

Information regarding security ownership of certain beneficial owners appears in our 2007 Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

Information regarding security ownership of certain beneficial owners and management appears in our 2007 Proxy Statement, under the caption “Information with Respect to the Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2007 Proxy Statement, under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services appears in our 2007 Proxy Statement, under the caption “Audit and Non-audit Fees,” and is incorporated herein by this reference.

PA RT IV

ITEM 15.	EXHIBITS A ND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2006 and 2005;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2006;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2006;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and between New York Community Bancorp, Inc. and PennFed Financial Services, Inc. (1)

2.2	Stock Purchase Agreement between New York Community Bancorp, Inc. and NBG International Holdings B.V., dated as of October 10, 2005 (2)

2.3	Unconditional Guaranty Agreement between New York Community Bancorp, Inc. and the National Bank of Greece, dated as of October 10, 2005 (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (4)

3.3	Amended and Restated Bylaws (5)

4.1	Specimen Stock Certificate (6)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, Michael F. Manzulli, and John J. Pinto (7)

10.2	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (8)

10.3	Agreement by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (8)

10.4	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (9)

10.5	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Thomas R. Cangemi (8)

10.6	Noncompetition Agreement, dated March 27, 2001, by and among New York Community Bancorp, Inc., Richmond County Financial Corp., Richmond County Savings Bank, and Michael F. Manzulli (8)

10.7	Senior Consulting Agreement, dated January 31, 2005, by and among New York Community Bancorp, Inc., New York Community Bank, and James J. O’Donovan (10)

10.8	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan (11)

10.9	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (11)

10.10	Form of Queens County Savings Bank Employee Severance Compensation Plan (9)

10.11	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (9)

10.12	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (9)

10.13	Incentive Savings Plan of Queens County Savings Bank (12)

10.14	Retirement Plan of Queens County Savings Bank (9)

10.15	Supplemental Benefit Plan of Queens County Savings Bank (13)

10.16	Excess Retirement Benefits Plan of Queens County Savings Bank (9)

10.17	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (9)

10.18	New York Community Bancorp, Inc. 1997 Stock Option Plan (14)

10.19	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan (15)

10.20	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan (16)

10.21	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan (16)

10.22	Long Island Financial Corp. 1998 Stock Option Plan, as amended (17)

10.23	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated (16)

10.24	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated (18)

10.25	Haven Bancorp, Inc. 1996 Stock Option Plan, as amended and restated (18)

10.26	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated (18)

10.27	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.) (15)

10.28	Richmond County Financial Corp. Stock Compensation Plan (15)

10.29	New York Community Bancorp, Inc. Management Incentive Compensation Plan (19)

10.30	New York Community Bancorp, Inc. 2006 Stock Incentive Plan (19)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated February 28, 2007 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

(1)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on November 3, 2006
(2)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on October 14, 2005
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(4)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278)
(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(8)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 25, 2001, Registration No. 333-59486
(9)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(10)	Incorporated herein by reference into this document from the Exhibits to Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (File No. 1-31565)
(11)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(12)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(13)	Incorporated herein by reference into this document from the Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(14)	Incorporated by reference to Exhibits filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(15)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(16)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(17)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(18)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998
(19)	Incorporated by reference into this document from the Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2007	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	3/1/07	/s/ Thomas R. Cangemi	3/1/07
Joseph R. Ficalora		Thomas R. Cangemi
Chairman, President, and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ Donald M. Blake	3/1/07	/s/ John J. Pinto	3/1/07
Donald M. Blake		John J. Pinto
Director		Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	3/1/07	/s/ Robert S. Farrell	3/1/07
Dominick Ciampa		Robert S. Farrell
Director		Director

/s/ Dr. William C. Frederick	3/1/07	/s/ Max. L. Kupferberg	3/1/07
William C. Frederick, M.D.		Max. L. Kupferberg
Director		Director

/s/ Maureen E. Clancy	3/1/07	/s/ Thomas A. Doherty	3/1/07
Maureen E. Clancy		Thomas A. Doherty
Director		Director

/s/ John A. Pileski	3/1/07	/s/ Hon. Guy V. Molinari	3/1/07
John A. Pileski		Hon. Guy V. Molinari
Director		Director

/s/ John M. Tsimbinos	3/1/07	/s/ Spiros J. Voutsinas	3/1/07
John M. Tsimbinos		Spiros J. Voutsinas
Director		Director

/s/ James J. O’Donovan	3/1/07	/s/ Michael J. Levine	3/1/07
James J. O’Donovan		Michael J. Levine
Director		Director