Form 10-Q
period 2007-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2007-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Par Value: $0.01

Classes of Common Stock

                    313,407,070

Number of shares outstanding at

May 3, 2007

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2007

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2007 (unaudited)	December 31, 2006
Assets:
Cash and cash equivalents	$247,028	$230,759
Securities available for sale:
Mortgage-related securities ($1,534,491 and $1,592,064 pledged, respectively)	1,607,389	1,664,337
Other securities ($95,305 and $102,067 pledged, respectively)	311,986	276,450
Securities held to maturity:
Mortgage-related securities (fair value of $1,270,138 and $1,272,546, respectively; $1,329,077 and $1,374,806 pledged, respectively)	1,350,118	1,387,817
Other securities (fair value of $1,472,059 and $1,593,023, respectively; $1,162,990 and $1,155,070 pledged, respectively)	1,472,280	1,597,380

Total securities	4,741,773	4,925,984
Loans, net of deferred loan fees and costs	19,287,251	19,652,891
Less: Allowance for loan losses	(85,321)	(85,389)

Loans, net	19,201,930	19,567,502
Federal Home Loan Bank of New York stock, at cost	391,188	404,311
Premises and equipment, net	194,599	196,084
Goodwill	2,144,642	2,148,108
Core deposit intangibles	101,379	106,381
Bank-owned life insurance (“BOLI”)	591,095	585,013
Other assets	364,280	318,228

Total assets	$27,977,914	$28,482,370

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$2,786,687	$3,156,988
Savings accounts	2,392,204	2,394,145
Certificates of deposit	6,076,219	5,944,585
Non-interest-bearing accounts	1,158,795	1,123,286

Total deposits	12,413,905	12,619,004

Official checks outstanding	29,359	20,158
Borrowed funds:
Wholesale borrowings	10,670,319	11,070,333
Junior subordinated debentures	455,693	455,659
Other borrowings	353,469	354,016

Total borrowed funds	11,479,481	11,880,008

Mortgagors’ escrow	155,785	74,736
Other liabilities	187,778	198,627

Total liabilities	24,266,308	24,792,533

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 296,385,458 and 295,350,936 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	2,964	2,954
Paid-in capital in excess of par	3,362,456	3,341,340
Retained earnings (partially restricted)	413,190	421,313
Less: Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(4,319)	(4,604)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax	(59,572)	(68,053)

Total stockholders’ equity	3,711,606	3,689,837

Commitments and contingencies

Total liabilities and stockholders’ equity	$27,977,914	$28,482,370

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Interest Income:
Mortgage and other loans	$298,467	$255,623
Securities	70,688	71,846
Money market investments	246	166

Total interest income	369,401	327,635

Interest Expense:
NOW and money market accounts	23,902	26,349
Savings accounts	5,701	2,658
Certificates of deposit	70,228	48,492
Borrowed funds	123,349	113,184
Mortgagors’ escrow	33	54

Total interest expense	223,213	190,737

Net interest income	146,188	136,898
Provision for loan losses	—	—

Net interest income after provision for loan losses	146,188	136,898

Non-interest Income:
Fee income	9,753	8,326
Bank-owned life insurance	6,082	5,465
Net securities gains	—	2,823
Loss on mark-to-market of interest rate swaps	—	(6,071)
Other	8,246	8,633

Total non-interest income	24,081	19,176

Non-interest Expense:
Operating expenses:
Compensation and benefits	37,203	29,541
Occupancy and equipment	15,103	12,060
General and administrative	15,328	12,510
Other	1,711	1,208

Total operating expenses	69,345	55,319
Amortization of core deposit intangibles	5,002	3,306

Total non-interest expense	74,347	58,625

Income before income taxes	95,922	97,449
Income tax expense	31,103	31,074

Net Income	$64,819	$66,375

Other comprehensive income, net of tax:
Change in net unrealized losses on securities	8,271	(13,445)
Amortization relating to pension and post- retirement obligations	210	—

Total comprehensive income, net of tax	$73,300	$52,930

Basic earnings per share	$0.22	$0.25

Diluted earnings per share	$0.22	$0.25

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2007
Common Stock (Par Value: $0.01):
Balance at beginning of year	$2,954
Shares issued (1,034,522 shares)	10

Balance at end of period	2,964

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,341,340
Allocation of ESOP stock	1,237
Restricted stock activity	76
Exercise of stock options	21,179
Tax effect of stock plans	(1,376)

Balance at end of period	3,362,456

Retained Earnings (partially restricted):
Balance at beginning of year	421,313
Net income	64,819
Dividends paid on common stock ($0.25 per share for the three-month period)	(73,509)
Effect of adoption of Financial Accounting Standards Board Interpretation No. 48	567

Balance at end of period	413,190

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (2,601 shares)	(44)
Exercise of stock options (2,601 shares)	44

Balance at end of period	—

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(4,604)
Earned portion of ESOP	285

Balance at end of period	(4,319)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(68,053)
Change in net unrealized loss on securities available for sale, net of tax of $(5,025)	7,591
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(450)	680
Amortization relating to pension and post-retirement obligations, net of tax of $(140)	210

Balance at end of period	(59,572)

Total stockholders’ equity	$3,711,606

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$64,819	$66,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,085	3,420
Premium amortization (accretion of discounts), net	1,898	(1,363)
Net change in net deferred loan origination costs and fees	257	(1,265)
Amortization of core deposit intangibles	5,002	3,306
Net securities gains	—	(2,823)
Loss on mark-to-market of interest rate swaps	—	6,071
Net gains on sales of loans	(172)	(276)
Stock plan-related compensation	1,598	1,615
Changes in assets and liabilities:
Decrease in deferred income taxes, net	4,797	5,264
(Increase) decrease in other assets	(62,213)	17,458
Increase (decrease) in official checks outstanding	9,201	(22,478)
Decrease in other liabilities	(364)	(889)
Originations of loans held for sale	(20,322)	(18,153)
Proceeds from sales of loans originated for sale	19,680	18,639

Net cash provided by operating activities	28,266	74,901

Cash Flows from Investing Activities:
Proceeds from repayments of securities held to maturity	161,642	73,297
Proceeds from repayments of securities available for sale	64,868	83,000
Proceeds from sales of securities available for sale	—	66,208
Purchases of securities available for sale	(30,434)	(26)
Net redemption (purchase) of Federal Home Loan Bank of New York stock	13,123	(38,035)
Adjustments to intangible assets, net	—	249
Net decrease (increase) in loans	366,129	(1,113,990)
Purchases of premises and equipment, net	(2,600)	(1,499)

Net cash provided by (used in) investing activities	572,728	(930,796)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(205,099)	198,283
Net (decrease) increase in borrowed funds	(400,527)	596,689
Net increase in mortgagors’ escrow	81,049	75,894
Tax effect of stock plans	(1,376)	19
Cash dividends paid on common stock	(73,509)	(66,952)
Treasury stock purchases	(44)	(2,103)
Net cash received from stock option exercises	14,781	14,242
Cash in lieu of fractional shares	—	(2)

Net cash (used in) provided by financing activities	(584,725)	816,070

Net increase (decrease) in cash and cash equivalents	16,269	(39,825)
Cash and cash equivalents at beginning of period	230,759	231,803

Cash and cash equivalents at end of period	$247,028	$191,978

Supplemental information:
Cash paid for (received from):
Interest	$242,544	$196,006
Income taxes	18,265	(768)

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries: New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the Company’s results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

The unaudited consolidated financial statements include accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Note 2. Stock-based Compensation

At March 31, 2007, the Company had 8,940,000 shares available for grant as stock options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. During the first quarter of 2007, 12,000 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with a weighted-average fair value of $16.24 per share on the grant date. Such restricted stock vests periodically over three years. As of March 31, 2007, 3,500 shares of restricted stock had vested, with a weighted-average grant date fair value of $16.54 per share and a fair value of $58,000. Included in total stockholders’ equity at March 31, 2007 was unrecognized compensation and benefits expense relating to unvested restricted stock of $868,000. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $76,000 for the three months ended March 31, 2007. There was no such expense for the year-earlier three-month period.

In addition, the Company had nine stock option plans at March 31, 2007: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; and the 1998 Long Island Financial Corp. Stock Option Plan (collectively, the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

At the time of grant, all options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment terminated due to death, disability, normal retirement, or in the event of a change in control of the Community Bank or the Company. On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested stock options that were outstanding at that date (the “Acceleration”). A total of 1.4 million options held by 179 individuals were impacted by the Acceleration. No other terms and conditions of the accelerated options were changed. As a result of the Acceleration, the Company was able to avoid recognizing compensation and benefits expense that it otherwise would have had to recognize in 2006, and will be able to avoid such expense in 2007.

In connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments” on January 1, 2006, and using the modified prospective approach, the Company recognizes compensation and benefits expense related to share-based payments at fair value on the date of grant, and recognizes such expense in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options in the three months ended March 31, 2007, the Company did not record any compensation and benefits expense relating to stock options during the period.

At the present time, the Company primarily issues new shares of common stock at market value to satisfy the exercise of stock options. On occasion, the Company will utilize common stock held in Treasury to satisfy the exercise of options, in which case the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in-capital on the date of exercise. At March 31, 2007 and December 31, 2006, respectively, there were 17,932,557 and 19,019,717 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 252,105 at March 31, 2007.

The status of the Stock Option Plans at March 31, 2007 and the changes that occurred during the quarter ended at that date are summarized below:

	For the Three Months Ended March 31, 2007
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of period	19,019,717	$15.12
Exercised	(1,025,123)	14.41
Forfeited	(62,037)	16.94

Stock options outstanding, end of period	17,932,557	15.16
Options exercisable at period-end	17,932,557	15.16

The intrinsic value of stock options outstanding and exercisable at March 31, 2007 was $48.8 million. The intrinsic value of options exercised during the three months ended March 31, 2007 was $2.6 million.

Note 3. Available-for-Sale Securities

The following table summarizes the amortized cost and estimated fair market values of the Company’s available-for-sale securities at the dates indicated:

	March 31, 2007		December 31, 2006
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$808,614	$776,241	$835,965	$799,490
GSE CMOs (2)	330,520	317,452	345,558	331,638
Private label CMOs	525,727	512,532	547,635	532,000
Other mortgage-related securities	1,164	1,164	1,209	1,209

Total mortgage-related securities	$1,666,025	$1,607,389	$1,730,367	$1,664,337

Other securities:
U.S. Government agency obligations	$100,819	$102,369	$100,607	$101,650
U.S. Treasury obligations	1,096	1,101	1,096	1,099
Corporate bonds	54,681	52,200	39,673	37,125
State, county, and municipal	6,645	6,550	6,644	6,554
Foreign government bonds	1,000	1,000	1,002	1,002
Capital trust notes	35,291	37,218	20,750	17,297
Preferred stock	65,930	65,784	65,930	65,785
Common stock	46,438	45,764	45,904	45,938

Total other securities	$311,900	$311,986	$281,606	$276,450

Total securities available for sale	$1,977,925	$1,919,375	$2,011,973	$1,940,787

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations

The Company has determined that the unrealized losses on securities at March 31, 2007 were temporary impairments due to changes in market interest rates and not to significant credit deterioration or other factors. Management currently expects that the unrealized losses on securities will be recovered within a reasonable time through a typical interest rate cycle, and believes that the Company has the ability and intent to retain these securities until recovery of market value.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	March 31, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$14,232,213	73.79%	$14,529,097	73.93%
Commercial real estate	3,055,584	15.84	3,114,440	15.85
Construction	1,121,007	5.81	1,102,732	5.61
1—4 family	220,964	1.15	230,508	1.17

Total mortgage loans	18,629,768	96.59	18,976,777	96.56
Net deferred loan origination costs	271		651

Mortgage loans, net	18,630,039		18,977,428

Other loans:
Commercial and industrial	627,283		643,116
Consumer	25,386		26,598
Leases, net	5,750		7,079

Total other loans	658,419	3.41	676,793	3.44
Net deferred loan origination fees	(1,207)		(1,330)

Total other loans, net	657,212		675,463
Less: Allowance for loan losses	85,321		85,389

Loans, net	$19,201,930	100.00%	$19,567,502	100.00%

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2007	December 31, 2006
FHLB-NY advances	$6,990,301	$7,240,684
Repurchase agreements	3,668,018	3,767,649
Federal funds purchased	12,000	62,000
Junior subordinated debentures	455,693	455,659
Senior debt	191,469	192,016
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$11,479,481	$11,880,008

At March 31, 2007, the Company had $455.7 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by eight statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The table that follows provides a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of March 31, 2007.

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust I	10.460	$18,174	$17,400	February 12, 1997	February 1, 2027	February 1, 2007
Haven Capital Trust II	10.250	23,333	22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,598	183,093	November 4, 2002	November 1, 2051	November 4, 2007
New York Community Capital Trust X	6.955	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
Roslyn Preferred Trust I	8.970	64,861	62,912	March 20, 2002	April 1, 2032	April 1, 2007
LIF Statutory Trust I	10.600	8,242	8,010	September 7, 2000	September 7, 2030	September 7, 2010

		$455,693	$438,965

(1)	Excludes the effect of purchase accounting adjustments.

On April 2, 2007, Haven Capital Trust I and Roslyn Preferred Trust I redeemed all of their respective trust preferred securities. Please see “Redemption of Trust Preferred Securities” under “Recent Events” in this report.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth information regarding the components of net periodic (credit) expense for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2007		2006
(in thousands)	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,585	$285	$1,189	$241
Service cost	—	2	—	2
Expected return on plan assets	(2,581)	—	(2,028)	—
Unrecognized past service liability	51	11	50	11
Amortization of unrecognized loss	253	29	381	17

Net periodic (credit) expense	$(692)	$327	$(408)	$271

As discussed in the notes to the consolidated financial statements presented in the Company’s 2006 Annual Report on Form 10-K, the Company expects to contribute $1.7 million to its post-retirement plan in 2007.

Note 7. Computation of Earnings per Share

	Three Months Ended March 31,
(in thousands, except share and per share data)	2007	2006
Net income	$64,819	$66,375
Weighted average common shares outstanding	293,323,631	266,948,853

Basic earnings per common share	$0.22	$0.25

Weighted average common shares outstanding	293,323,631	266,948,853
Additional dilutive shares under the Treasury stock method for stock options and warrants to purchase common stock issued with Bifurcated Option Note Unit SecuritiES	1,380,685	1,671,467

Total weighted average shares for computation of fully diluted earnings per share	294,704,316	268,620,320

Fully diluted earnings per common share and common share equivalents	$0.22	$0.25

Note 8. Impact of Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of SFAS No. 159; however, it did not elect early adoption of the Standard, which was permitted as of the beginning of its 2007 fiscal year.

In September 2006, the FASB issued SFAS No. 157, which defines and establishes a framework for measuring fair value, and expands disclosures required for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

In 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on accounting for life insurance in Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-4”) and Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance” (“EITF Issue No. 06-5”). EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion – 1967.” The consensus on EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007 and may be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or by a change in accounting principle through retrospective application to all prior periods. The Company has not completed its evaluation of the impact of adopting EITF Issue No. 06-4.

EITF Issue No. 06-5 concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract in accordance with FTB No. 85-4. These other amounts include non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., Deferred Acquisition Costs Tax) which would be accounted for on a present-value basis. Items that are subject to the insurance company’s intent to pay would not be included in the asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. The consensus on EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held or by a change in accounting principle through retrospective application to all prior periods. The Company’s adoption of EITF Issue No. 06-5 on January 1, 2007 did not have an impact on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” which is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company’s adoption of SFAS No. 156 on January 1, 2007 had no impact on its consolidated statements of financial condition or results of operations.

Note 9. Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or may continue to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007 decreased its income tax liability for unrecognized tax benefits by $4.1 million through a $3.5 million reduction in the opening balance of goodwill and a $567,000 increase in the opening balance of retained earnings.

After its adoption of FIN 48, the Company had $26.8 million of unrecognized gross tax benefits. Of this amount, $12.9 million, if recognized, would affect the effective tax rate, with the balance of the unrecognized tax benefits relating to potential adjustments to goodwill or paid-in capital. There were no significant changes to these amounts during the quarter ended March 31, 2007.

Interest and penalties (if any) related to the underpayment of income taxes will continue to be classified as a component of income tax expense in the Consolidated Statement of Income. Accrued interest on tax liabilities was $1.9 million as of January 1, 2007, with no significant additional interest accrued during the quarter ended March 31, 2007.

The following significant tax filings are open for examination:

•	Federal tax filings of the Company and acquired companies for years 2002 through the present;

•	New York State and City tax filings of the Company for the tax years 2000 through the present; and

•	New York State and City tax filings of acquired companies for varying tax periods, including 1998 through the present.

In addition, there are federal tax receivables from various carryback claims and amended returns which are also subject to examination and can be disallowed based on findings relating to the determination of tax in the carryback or amended tax years.

The Company does not anticipate that any current examinations will be finalized within the next 12 months, nor does the Company anticipate any significant changes to the levels of its unrecognized tax benefits during this time frame. However, it is reasonably possible that there may be developments in the status of certain audits, including negotiated settlements, such that the amount of the measurement of the unrecognized tax benefits for certain tax positions may increase or decrease during the next 12 months. An estimate of the range of the reasonably possible changes cannot be made at this time.

Note 10. Business Combinations

Acquisition of PennFed Financial Services, Inc.

On April 2, 2007, the Company acquired PennFed Financial Services, Inc. (“PennFed”). Pursuant to the Agreement and Plan of Merger announced on November 2, 2006, PennFed merged with and into the Company, and its primary subsidiary, Penn Federal Savings Bank, merged with and into the Company’s savings bank subsidiary, New York Community Bank. The acquisition added 24 branches to the Community Bank’s franchise in New

Jersey, including 13 in Essex County, three in each of Ocean and Monmouth counties, two in each of Middlesex and Hudson counties, and one in Union County.

In connection with the transaction, PennFed shareholders received 1.222 shares of Company common stock in a tax-free exchange for each share of PennFed common stock held at the closing date, plus cash-in-lieu of any fractional share.

At the date of acquisition, PennFed had assets of approximately $2.3 billion, including loans of approximately $1.7 billion; and deposits of approximately $1.6 billion, including approximately $584 million of core deposit accounts. Included in the loans acquired were one-to-four family loans of approximately $1.3 billion, the majority of which were sold or securitized on April 30, 2007. The related securities were subsequently sold.

Doral Bank, FSB Branch Acquisition

On March 15, 2007, the Company announced that its commercial bank subsidiary, New York Commercial Bank, and Doral Bank, FSB (“Doral”), the New York City-based subsidiary of Doral Financial Corporation, signed a definitive purchase and assumption agreement, pursuant to which the Commercial Bank will acquire 11 Doral branches in New York City, including two in Manhattan, three in Brooklyn, and six in Queens. In connection with the acquisition, which is expected to be immediately accretive to the Company’s earnings, the Commercial Bank will assume certain of Doral’s assets and liabilities. The price to be paid will be the lesser of $15.0 million or a premium of 4% of deposits acquired at closing. At March 31, 2007, Doral had total deposits of approximately $359 million.

At March 31, 2007, the amount of loans expected to be acquired amounted to approximately $209 million, including approximately $56 million of one-to-four family loans to be acquired at market value. The loans to be acquired also include taxi medallion, commercial real estate, multi-family, consumer, and commercial and industrial loans. The Company also expects to acquire certain other assets at market value when the transaction is completed early in the third quarter of 2007, pending receipt of certain regulatory approvals.

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

The following factors, among others, could cause the actual results of the acquisition of PennFed Financial Services, Inc. (“PennFed”) and/or the pending acquisition of 11 branches from Doral Bank, FSB (“Doral”) to differ materially from the expectations stated in this filing: the ability of the Commercial Bank and Doral to obtain the necessary regulatory approvals of the branch acquisition; the ability of the Company to successfully integrate the assets, liabilities, customers, systems, and any personnel it has acquired, or may acquire, into its operations pursuant to the PennFed and Doral branch transactions; and the ability to realize the related revenue synergies and cost savings within the expected time frames.

Furthermore, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

In addition, it should be noted that we routinely evaluate opportunities to expand through acquisitions and frequently conduct due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place in the future, and acquisitions involving cash, debt, or equity securities may occur.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Reconciliations of Stockholders’ Equity, Tangible Stockholders’ Equity, and Adjusted Tangible Stockholders’ Equity; Total Assets, Tangible Assets, and Adjusted Tangible Assets; and the Related Capital Measures

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), our management uses these non-GAAP measures in its analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include after-tax net unrealized losses on securities. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding our after-tax net unrealized losses on securities, as such losses are impacted by changes in market interest rates and therefore tend to change from day to day. This ratio is referred to in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at March 31, 2007 and December 31, 2006 follow:

(dollars in thousands)	March 31, 2007	December 31, 2006
Total stockholders’ equity	$3,711,606	$3,689,837
Less: Goodwill	(2,144,642)	(2,148,108)
Core deposit intangibles	(101,379)	(106,381)

Tangible stockholders’ equity	$1,465,585	$1,435,348

Total assets	$27,977,914	$28,482,370
Less: Goodwill	(2,144,642)	(2,148,108)
Core deposit intangibles	(101,379)	(106,381)

Tangible assets	$25,731,893	$26,227,881

Stockholders’ equity to total assets	13.27%	12.95%

Tangible stockholders’ equity to tangible assets	5.70%	5.47%

Tangible stockholders’ equity	$1,465,585	$1,435,348
Add back: After-tax net unrealized losses on securities	43,854	52,125

Adjusted tangible stockholders’ equity	$1,509,439	$1,487,473

Tangible assets	$25,731,893	$26,227,881
Add back: After-tax net unrealized losses on securities	43,854	52,125

Adjusted tangible assets	$25,775,747	$26,280,006

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.86%	5.66%

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

Income Taxes

We estimate income taxes payable based on the amount we expect to owe the various taxing authorities (i.e., federal, state, and local). Income taxes represent the net estimated amount due to, or to be received from, such taxing authorities. In estimating income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of our tax position. In this process, management also relies on tax opinions, recent audits, and historical experience. Although we use available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing our overall tax position.

In April 2007, the State of New York enacted new legislation which included a number of tax provisions that are effective for the calendar tax year beginning January 1, 2007 and that will have an impact on the Company. Specifically, the new law phases out, over four years, the favorable adjustment to income received from subsidiary capital attributable to REIT entities that has historically been used by banking corporations in the computation of taxable income. Additionally, corporate income tax rates were reduced from 7.5% to 7.1%. These provisions are not expected to have a material impact on the Company’s 2007 income tax expense. However, we believe that one of the provisions in the legislation, if not corrected, has unintended adverse consequences to the Company. While the banking industry anticipates that a technical correction law will be enacted, there is no guarantee that there will be such a law or if such law, once enacted, will adequately address the specific unintended consequences to the Company. Based on our interpretation of the law as originally enacted, the Company’s income tax expense would be increased by approximately $1.1 million per month, retroactive to January 2007. Although we expect a technical correction law to be enacted, we are taking steps to limit the impact of the original legislation to the first six months of 2007. However, if the original legislation is appropriately modified through a subsequent technical correction law, there would be no increase in our 2007 income tax expense. Since the original legislation was enacted in the second quarter of 2007, there was no impact on the Company’s financial condition or results of operations at or for the three months ended March 31, 2007.

Recent Events

Dividend Payment

On April 24, 2007, our Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 15, 2007 to shareholders of record at May 4, 2007.

Redemption and Placement of Trust Preferred Securities

On February 8, 2007, we announced that two of our subsidiaries, Haven Capital Trust I (“Haven Trust I”) and Roslyn Preferred Trust I (“Roslyn Trust I”), would redeem all of their respective trust preferred securities. Subsequently, on April 2, 2007, Haven Trust I redeemed all $17.4 million of its fixed-rate trust preferred securities, and Roslyn Trust I redeemed all $63.0 million of its floating rate trust preferred securities. The Haven Trust I securities had a fixed annual interest rate of 10.46%, while the Roslyn Trust I securities had a floating annual interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 3.60%. As previously disclosed in its 2006 Annual Report on Form 10-K, the Company expects to report a loss on debt redemption in connection with the aforementioned redemptions; however, the loss is expected to be immaterial.

On April 16, 2007, we announced that we had replaced the Haven Trust I and Roslyn Trust I securities through the issuance of $80.0 million of trust preferred securities with a floating annual interest rate equal to the three-month LIBOR plus 1.65%. The new trust preferred securities were issued by a statutory business trust formed by the Company, and were sold to a pooled investment vehicle in a private placement offering, pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended.

Doral Bank, FSB Branch Acquisition

On March 15, 2007, the Company announced that its commercial bank subsidiary, New York Commercial Bank, and Doral Bank, FSB (“Doral”), the New York City-based subsidiary of Doral Financial Corporation, signed a definitive purchase and assumption agreement, pursuant to which the Commercial Bank will acquire 11 Doral branches in New York City, including two in Manhattan, three in Brooklyn, and six in Queens. In connection with the acquisition, which is expected to be immediately accretive to the Company’s earnings, the Commercial Bank will assume certain of Doral’s assets and liabilities. The price to be paid will be the lesser of $15.0 million or a premium of 4% of deposits acquired at closing. At March 31, 2007, Doral had total deposits of approximately $359 million.

At March 31, 2007, the amount of loans expected to be acquired amounted to approximately $209 million, including approximately $56 million of one-to-four family loans to be acquired at market value. The loans to be acquired also include taxi medallion, commercial real estate, multi-family, consumer, and commercial and industrial loans. The Company also expects to acquire certain other assets at market value when the transaction is completed early in the third quarter of 2007, pending receipt of certain regulatory approvals.

Acquisition of PennFed Financial Services, Inc.

On April 2, 2007, the Company acquired PennFed Financial Services, Inc. (“PennFed”). Pursuant to the Agreement and Plan of Merger announced on November 2, 2006, PennFed merged with and into the Company, and its primary subsidiary, Penn Federal Savings Bank, merged with and into the Company’s savings bank subsidiary, New York Community Bank. The acquisition added 24 branches to the Community Bank’s franchise in New Jersey, including 13 in Essex County, three in each of Ocean and Monmouth counties, two in each of Middlesex and Hudson counties, and one in Union County.

In connection with the transaction, PennFed shareholders received 1.222 shares of Company common stock in a tax-free exchange for each share of PennFed common stock held at the closing date, plus cash-in-lieu of any fractional share.

At the date of acquisition, PennFed had assets of approximately $2.3 billion, including loans of approximately $1.7 billion; and deposits of approximately $1.6 billion, including approximately $584 million of core deposit accounts. Included in the loans acquired were one-to-four family loans of approximately $1.3 billion, the majority of which were sold or securitized on April 30, 2007. The related securities were subsequently sold.

Executive Summary

New York Community Bancorp, Inc. is a multi-bank holding company with two primary subsidiaries: New York Community Bank, a New York State-chartered savings bank with 160 locations serving customers in all five boroughs of New York City, Long Island, and Westchester County in New York, and Essex, Hudson, Middlesex, Monmouth, Ocean, and Union Counties in New Jersey; and New York Commercial Bank, a New York State-chartered commercial bank with 27 locations serving customers in Manhattan, Queens, and Brooklyn, Westchester County, and Long Island.

We are the fourth largest publicly traded bank holding company headquartered in the New York metropolitan region and also rank among the region’s leading depositories. Reflecting our acquisition of PennFed on April 2, 2007, we currently have assets of approximately $30.3 billion and deposits of approximately $14.0 billion. At March 31, 2007, we had total assets of $28.0 billion and total deposits of $12.4 billion. The PennFed acquisition also added 24 branches to our Community Bank franchise in New Jersey, increasing our network in that state from eight to 32 branches, and making us the fifth largest thrift depository in the six New Jersey counties we serve, combined.

On March 15, 2007, we announced plans to further expand our franchise through the Commercial Bank’s acquisition of 11 branches in New York City from Doral Bank, FSB (“Doral”). The purchase and assumption agreement also calls for us to acquire certain of Doral’s assets and liabilities. The price to be paid will be the lesser of $15.0 million or a premium of 4% of deposits acquired at closing.

At March 31, 2007, Doral had deposits of approximately $359.0 million, and the amount of loans we expect to acquire amounted to approximately $209 million at that date. Included in the latter amount were one-to-four family loans of approximately $56 million to be acquired at market value, with the remainder consisting of taxi medallion, commercial real estate, multi-family, consumer, and commercial and industrial loans. We also expect to acquire certain other assets at market value when the transaction is completed early in the third quarter, pending the receipt of certain regulatory approvals.

In the first quarter of 2007 and the last quarter of 2006, we refrained from growing our loan portfolio rather than compromise our credit standards by competing for product in the current marketplace. Yet despite the resultant reduction in our interest-earning assets, and the continued inversion of the yield curve, we reported an increase in net interest income from the trailing-quarter and year-earlier levels, as well as the expansion of our net interest margin. At $146.2 million, our net interest income was $5.4 million higher on a linked-quarter basis and $9.3 million higher year-over-year. At 2.32%, our margin was up five basis points linked-quarter, and four basis points year-over-year.

The improvements in our net interest income and margin were attributable to two primary factors:

•

An increase in refinancing activity and in the sale of properties underlying our multi-family loans, which resulted in a $4.9 million, or 56.5%, linked-quarter increase in income from prepayment penalties to $13.7 million. Year-over-year, the increase was $3.5 million, or 34.9%.

•

The replenishment of our loan portfolio with higher-yielding loans, which contributed to a 10-basis point rise in the average yield on our interest-earning assets on a linked-quarter basis and a year-over-year increase of 40 basis points, to 5.96%.

We also took steps to lower our funding costs in the current first quarter, reducing our brokered money market accounts by $259.4 million, and our wholesale borrowings by $400.0 million. While brokered CDs rose $303.3 million during this time, the increase was an interim measure, in view of our expectation of adding PennFed’s deposits in April and of generating additional cash flows through the post-merger sale of PennFed’s one-to-four family loans.

Other first-quarter highlights were indicative of our focus on our business model, which emphasizes the production of multi-family loans, the maintenance of solid credit standards, and the efficient operation of the Company:

•

Loan Production: While the volume of loan repayments exceeded the volume of loan originations for the reasons already cited, we nonetheless produced $1.2 billion of loans in the first three months of the year. Multi-family loans accounted for $657.0 million, or 55.2%, of the quarter’s loan production, and for $14.2 billion, or 73.8%, of outstanding loans at March 31st.

•

Asset Quality: In the first quarter of 2007, charge-offs totaled a modest $68,000, representing 0.0003% of average loans, and non-performing loans totaled $24.6 million, representing 0.13% of total loans.

•

Efficiency: While the acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006 and the implementation of our shareholder-approved Management Incentive Compensation Plan contributed to a year-over-year increase in our first quarter 2007 operating expenses, we nonetheless maintained a solid level of efficiency. Our efficiency ratio equaled 40.73% in the current first quarter, well below the 67.10% average reported by SNL Financial for U.S. banks and thrifts.

We also maintained a solid capital position at the close of the current first quarter, with stockholders’ equity rising $21.8 million to $3.7 billion, and tangible stockholders’ equity rising $30.2 million to $1.5 billion from the levels recorded at December 31, 2006. At March 31, 2007, our tangible stockholders’ equity equaled 5.70% of tangible assets; excluding net unrealized losses on securities from both sides of the equation, the ratio of adjusted tangible stockholders’ equity to adjustable tangible assets rose 20 basis points to 5.86%. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures that appear earlier in this report.) The increase in tangible stockholders’ equity largely reflects our first quarter 2007 earnings, which equaled $64.8 million, or $0.22 per diluted share.

In addition, the capital position of our subsidiary banks continued to be solid, with both the Community Bank and the Commercial Bank exceeding the requirements for classification as “well capitalized” banks at March 31, 2007.

Summary of Financial Condition at March 31, 2007

The Company had total assets of $28.0 billion at March 31, 2007, a $504.5 million reduction from the balance recorded at December 31, 2006.

Loans

Loans totaled $19.3 billion and represented 68.9% of total assets at March 31, 2007, as compared to $19.7 billion, representing 69.0% of total assets, at December 31, 2006. While first quarter loan originations totaled $1.2 billion, loan growth was tempered by repayments of $1.6 billion, largely reflecting the aforementioned increase in refinancing activity and sales of underlying properties. The reduction in the loan portfolio also reflects management’s decision to limit lending in the current market, and to utilize more of our cash flows to reduce our higher-cost wholesale borrowings.

Although PennFed had loans of approximately $1.7 billion on April 2, 2007, including one-to-four family loans of approximately $1.3 billion, the impact on our loan portfolio will be immaterial. Consistent with our strategy of repositioning our balance sheet following merger transactions, we sold or securitized the majority of the one-to-four family loans we acquired on April 30, 2007, and subsequently sold the related securities.

Multi-family Loans

Multi-family loans accounted for $657.0 million, or 55.2%, of loan production in the current first quarter, and for $14.2 billion, or 73.8%, of the total loan portfolio at March 31, 2007. The average multi-family loan had a principal balance of $3.6 million at the close of the current first quarter, and the portfolio had an average loan-to-value ratio of 63.8%.

Multi-family loans are typically made to long-term property owners who utilize the funds they borrow to make improvements to the buildings and the apartments therein. The loans in our portfolio generally feature a term of ten years, with a fixed rate of interest for the first five years of the mortgage, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the “five-year CMT”) plus a margin of 150 basis points. During years six through ten, the borrower has the option of selecting a monthly adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 275 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate in the initial five-year term.

As improvements are made to the collateral property, State and City rent regulations permit an increase in the rents on the apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner has historically opted to refinance the loan, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.1 years at March 31, 2007.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the original loan balance. Prepayment penalties are recorded as interest income and are therefore reflected in the Company’s net interest margin.

Our emphasis on multi-family loans is driven by several factors, including their structure, which historically has reduced our exposure to interest rate volatility, to some degree. Another factor driving our focus on multi-family loans has been the historically consistent quality of these assets: We have not had a loss of principal on a multi-family loan in this niche for more than twenty-five years. We generally consider multi-family loans to involve a modest degree of credit risk as compared to other types of credits, since the loans we make are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and because the rents are typically below market, occupancy levels generally remain more or less constant, even during times of economic adversity.

Commercial Real Estate Loans

Commercial real estate loans accounted for $3.1 billion, or 15.8%, of total loans at March 31, 2007, and were down $59.0 million from the year-end 2006 balance after first-quarter originations of $86.9 million. The latter amount represented 7.3% of total loans produced during the current three-month period. At March 31st, the average commercial real estate loan had a principal balance of $2.3 million and the portfolio had an average loan-to-value ratio of 57.0%. The majority of our commercial real estate loans are secured by properties in New York City and on Long Island.

We structure our commercial real estate loans along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT, plus a margin ranging from 165 to 175 basis points. For years six through ten, the borrower has the option of selecting a monthly adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 300 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points generally being charged on loans that refinance in the first year, scaling down to one percentage point on loans that refinance in year five. Our commercial real estate loans tend to refinance within five years of origination, and the expected weighted average life of the portfolio was 3.1 years at March 31, 2007.

Construction Loans

Construction loans accounted for $1.1 billion, or 5.8%, of total loans, at March 31, 2007, signifying an $18.3 million increase from the balance recorded at December 31, 2006. First quarter originations totaled $144.5 million, representing 12.1% of total loans produced in the three-month period. The increase reflects the relationships we have established with several of the leading developers and builders in our region or that were established by our merger partners prior to their joining the Company.

Our construction loans typically feature shorter terms than our multi-family and commercial real estate credits, and are generally originated for the construction of residential subdivisions, owner-occupied one-to-four family homes under contract, multi-family buildings, and commercial real estate properties.

Residential subdivision and multi-family construction loans are typically originated for terms of 18 to 24 months, with a prime-based floating rate of interest. Such loans have had a strong credit history, with no losses recorded for more than a decade. They also generate origination fees that are amortized over the life of the loan and are recorded as interest income.

Loans originated for the construction of owner-occupied one-to-four family homes under contract, and for the acquisition and development of multi-family and commercial real estate properties, are also comparatively short-term in nature, ranging up to two years for one-to-four family home construction and up to three years for the development of multi-family and commercial properties. Such loans feature a daily floating prime-based index and have a minimum floor.

One-to-four Family Loans

Reflecting repayments and our policy of selling the one-to-four family loans we originate shortly after closing, the balance of one-to-four family loans declined $9.5 million over the course of the quarter to $221.0 million at March 31, 2007.

Other Loans

Other loans totaled $658.4 million at March 31, 2007, down $18.4 million from the balance recorded at December 31, 2006. Commercial and industrial (“C&I”) loans accounted for $627.3 million, or 95.3%, of the “other loan” balance at the close of the current first quarter, as compared to $643.1 million, representing 95.0% of other loans, at December 31, 2006. The Company originated $281.5 million of other loans in the current first quarter, including $273.6 million of C&I loans.

A broad range of C&I loans, both collateralized and uncollateralized, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is tied to the prime rate of interest.

Asset Quality

The Company’s solid record of asset quality was maintained in the first quarter of 2007. Charge-offs totaled $68,000, representing 0.0003% of average loans, in the quarter, and consisted entirely of consumer and unsecured loans.

Non-performing assets totaled $25.5 million at March 31, 2007, as compared to $22.5 million at December 31, 2006. The March 31st amount was equivalent to 0.09% of total assets, while the year-end amount represented 0.08%. Included in non-performing assets at the respective dates were non-performing loans of $24.6 million and $21.2 million, equivalent to 0.13% and 0.11% of total loans.

Properties that are acquired through foreclosure are classified as “other real estate owned,” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. Other real estate owned totaled $899,000 at March 31, 2007, signifying a $442,000 reduction from the balance recorded at December 31, 2006. As such properties are marketed at prices that exceed their respective carrying values, we do not expect to incur a loss of principal when such properties are sold.

Reflecting the aforementioned charge-offs, the allowance for loan losses declined to $85.3 million at the close of the current first quarter, representing 0.44% of total loans and 346.62% of non-performing loans. At December 31, 2006, the loan loss allowance represented 0.43% of total loans and 402.72% of non-performing loans.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at March 31, 2007 and December 31, 2006:

(dollars in thousands)	At or For the Three Months Ended March 31, 2007	At or For the Year Ended December 31, 2006
Allowance for Loan Losses:
Balance at beginning of period	$85,389	$79,705
Allowance acquired in merger transaction	—	6,104
Charge-offs	(68)	(420)

Balance at end of period	$85,321	$85,389

Non-performing Assets:
Non-accrual mortgage loans	$21,710	$18,072
Other non-accrual loans	2,905	3,131

Total non-accrual loans	24,615	21,203
Other real estate owned	899	1,341

Total non-performing assets	$25,514	$22,544

Ratios:
Non-performing loans to total loans	0.13%	0.11%
Non-performing assets to total assets	0.09	0.08
Allowance for loan losses to non-performing loans	346.62	402.72
Allowance for loan losses to total loans	0.44	0.43

Securities

The strategic reduction of the securities portfolio continued in the current first quarter. Securities declined to $4.7 billion, representing 16.9% of total assets, at March 31, 2007, from $4.9 billion, representing 17.3% of total assets, at December 31, 2006. While the balance of securities declined $184.2 million, or 3.7%, on a linked-quarter basis, the March 31, 2007 balance reflects a year-over-year reduction of $654.8 million, or 12.1%.

Available-for-sale securities represented $1.9 billion, or 40.5%, of total securities at the close of the current first quarter, and were down $21.4 million from the balance recorded at December 31, 2006. The remainder of the securities portfolio at March 31st consisted of held-to-maturity securities totaling $2.8 billion, signifying a $162.8 million, or 5.5%, reduction from the year-end amount.

The after-tax net unrealized loss on securities available for sale equaled $35.2 million at March 31, 2007, as compared to $42.8 million at December 31, 2006. During this time, the after-tax net unrealized loss on securities transferred to held-to-maturity fell $680,000 to $8.7 million. The improvements were attributable to the reductions in the respective portfolios and, in the case of available-for-sale securities, to movements in market interest rates over the three-month period.

Mortgage-related securities represented $1.6 billion, or 83.7%, of available-for-sale securities at the close of the current first quarter, and $1.4 billion, or 47.8%, of securities held to maturity at that date. Debt and equity (“other”) securities accounted for the remaining $312.0 million of available-for-sale securities and for the remaining $1.5 billion of held-to-maturity securities.

At March 31, 2007, the respective market values of mortgage-related securities and other securities held to maturity were $1.3 billion and $1.5 billion, representing 94.08% and 99.98% of the respective carrying values at that date.

The estimated weighted average life of the available-for-sale securities portfolio was 4.9 years at the close of the current first quarter and 4.7 years at December 31, 2006. The estimated weighted average life of available-for-sale mortgage-related securities was 4.2 years at each of the corresponding dates.

It is currently management’s expectation that the balance of securities at June 30, 2007 will reflect a modest increase from the March 31, 2007 balance, in view of the addition of PennFed’s securities portfolio, which totaled approximately $477 million at the acquisition date.

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

Loan repayments generated cash flows of $1.6 billion in the first quarter of 2007, while securities generated cash flows of $226.5 million.

Deposits totaled $12.4 billion at the close of the current first quarter, and were down $205.1 million, or 1.6%, from the balance recorded at December 31, 2006. Core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) represented $6.3 billion, or 51.1%, of the March 31st total, as compared to $6.7 billion, representing 52.9% of total deposits, at December 31, 2006. The decline in core deposits was primarily due to a $370.3 million reduction in NOW and money market accounts to $2.8 billion, largely reflecting a $259.4 million reduction in brokered deposits to $405.3 million. The reduction in NOW and money market accounts was coupled with a $1.9 million decline in savings accounts to $2.4 billion, and tempered by a $35.5 million increase in non-interest-bearing accounts to $1.2 billion.

The reduction in core deposits was partly offset by a $131.6 million increase in certificates of deposit (“CDs”) to $6.1 billion at March 31, 2007. The increase in CDs was largely attributable to a $303.3 million rise in brokered

CDs to $582.4 million, and tempered by a decline in retail CDs. During the quarter, the Company opted against competing for term deposits in anticipation of the deposits to be acquired in connection with the PennFed transaction on April 2nd.

In view of its decision to limit its lending in the current market, the Company also reduced its balance of wholesale borrowings in the first quarter of this year. Wholesale borrowings totaled $10.7 billion on March 31, 2007, and were down $400.0 million from the balance recorded at December 31, 2006. Included in the March 31st amount were FHLB-NY advances of $7.0 billion and repurchase agreements of $3.7 billion.

Reflecting the reduction in wholesale borrowings, total borrowed funds declined $400.5 million to $11.5 billion at March 31, 2007. Junior subordinated debentures accounted for $455.7 million of the March 31st balance, with senior debt and preferred stock of subsidiaries accounting for $191.5 million and $162.0 million, respectively.

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

To manage our interest rate risk in the current first quarter, we continued to pursue certain strategies that are at the heart of our business model, and adopted additional strategies to respond to the specific challenges posed by the interest rate environment. We continued to place an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family, commercial real estate, and construction loans; and continued to originate one-to-four family loans on a pass-through basis, selling such loans to a third-party conduit without recourse. We continued to utilize the cash flows from loans and securities to fund the production of higher-yielding assets; however, in the first quarter of 2007, we also used our cash flows to reduce our balance of higher-cost wholesale borrowings.

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

At March 31, 2007, our cumulative one-year gap was a negative 7.71%, as compared to a negative 11.66% at December 31, 2006. The difference reflects the replacement of borrowings that were called during the quarter with borrowings having a maturity or expected call date greater than one year. In addition, the percentage of total CDs maturing in one year or less decreased from 85.0% at December 31, 2006 to 73.8% at March 31, 2007.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2007 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 20% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At March 31, 2007
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$3,137,004	$4,068,856	$7,257,899	$3,951,388	$804,118	$43,371	$19,262,636
Mortgage-related securities(2)(3)	176,506	277,844	634,420	537,757	852,026	478,954	2,957,507
Other securities(2)	559,212	31,448	184,966	936,533	374,630	88,665	2,175,454
Money market investments	23,497	—	—	—	—	—	23,497

Total interest-earning assets	3,896,219	4,378,148	8,077,285	5,425,678	2,030,774	610,990	24,419,094

INTEREST-BEARING LIABILITES:
Savings accounts	29,903	89,708	221,578	199,974	1,029,725	821,316	2,392,204
NOW and Super NOW accounts	8,330	24,989	61,722	55,704	286,838	228,784	666,367
Money market accounts	99,035	436,722	570,443	365,083	628,755	20,282	2,120,320
Certificates of deposit	1,586,731	2,896,905	1,412,274	95,609	84,700	—	6,076,219
Borrowed funds	3,005,244	2,254,734	1,563,197	2,782,520	1,505,567	368,219	11,479,481

Total interest-bearing liabilities	4,729,243	5,703,058	3,829,214	3,498,890	3,535,585	1,438,601	22,734,591

Interest rate sensitivity gap per period(4)	$(833,024)	$(1,324,910)	$4,248,071	$1,926,788	$(1,504,811)	$(827,611)	$1,684,503

Cumulative interest sensitivity gap	$(833,024)	$(2,157,934)	$2,090,137	$4,016,925	$2,512,114	$1,684,503

Cumulative interest sensitivity gap as a percentage of total assets	(2.98)%	(7.71)%	7.47%	14.36%	8.98%	6.02%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	82.39	79.31	114.66	122.62	111.80	107.41

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

To monitor our overall sensitivity to changes in interest rates, we model the effect of instantaneous increases and decreases in interest rates on our assets and liabilities. At March 31, 2007, a 200-basis point increase in interest rates would have reduced the NPV approximately 16.72%, as compared to 16.10% at December 31, 2006. While the NPV analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

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

The following table reflects, based on the information and assumptions in effect at March 31, 2007, the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(8.17)%
+ 100 over one year	(3.34)
- 100 over one year	3.99
- 200 over one year	5.49

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

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

As discussed under “Sources of Funds,” we have several funding sources, including principal repayments on loans; cash flows from securities sales and repayments; deposits; and borrowed funds, primarily in the form of wholesale borrowings. While borrowed funds and the scheduled amortization of loans and securities are predictable funding sources, deposit flows and loan and securities prepayments are subject to such external factors as market interest rates, competition, and economic conditions, and, accordingly, are less predictable.

Our principal investing activity is mortgage loan production, with a primary focus on the origination of multi-family loans. As previously discussed, the quarter’s loan production, while substantial, was exceeded by the volume of loan repayments. In addition, we continued our strategic reduction of the securities portfolio. As a result, our investing activities provided net cash of $572.7 million during the three months ended March 31, 2007.

Largely reflecting the aforementioned declines in borrowed funds and deposits, our financing activities used net cash of $584.7 million during the current first quarter. Our operating activities provided net cash of $28.3 million during this time.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. Our most liquid assets are cash and cash equivalents, which totaled $247.0 million at March 31, 2007, as compared to $230.8 million at December 31, 2006. Additional liquidity stems from our approved line of credit with the FHLB-NY and our portfolio of available-for-sale securities.

CDs due to mature in one year or less from March 31, 2007 totaled $4.5 billion. While our ability to retain and attract CDs depends on various factors, including the competitiveness of the terms and interest rates we offer, our desire to retain and attract CDs depends on our need for such funding, and the availability and attractiveness of other sources of funds. For example, the infusion of deposits through an acquisition could reduce our need for term deposits, particularly in a rising rate environment.

Off-balance Sheet Arrangements and Contractual Commitments

At March 31, 2007, we had outstanding mortgage loan commitments of $588.0 million, including $162.5 million of multi-family loans. We also had outstanding letters of credit totaling $87.6 million at the close of the current first quarter, an increase from $79.1 million at December 31, 2006. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. As the impact of these leases is not material, the amounts involved in our operating lease and license agreements at the close of the current first quarter were comparable to the amounts disclosed at December 31, 2006.

Capital Position

Stockholders’ equity totaled $3.7 billion at March 31, 2007, a $21.8 million increase from the balance recorded at December 31, 2006. The March 31, 2007 amount was equivalent to 13.27% of total assets and a book value of $12.58 per share, based on 295,015,198 shares; the December 31, 2006 amount was equivalent to 12.95% of total assets and a book value of $12.56 per share, based on 293,890,372 shares.

We calculate book value by subtracting the number of unallocated ESOP shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at March 31, 2007 and December 31, 2006 was 1,370,260 and 1,460,564, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding.

Excluding goodwill of $2.1 billion and CDI of $101.4 million, we reported tangible stockholders’ equity of $1.5 billion at March 31, 2007, as compared to $1.4 billion at December 31, 2006. The increase in tangible stockholders’ equity was primarily attributable to the level of net income recorded in the current first quarter, which was $64.8 million.

At March 31, 2007 and December 31, 2006, our tangible stockholders’ equity was equivalent to 5.70% and 5.47% of tangible assets, and represented tangible book values of $4.97 and $4.88 per share, respectively.

Excluding after-tax net unrealized losses on securities of $43.9 million and $52.1 million from the respective totals, our adjusted tangible stockholders’ equity was equivalent to 5.86% and 5.66% of adjusted tangible assets at March 31, 2007 and December 31, 2006, respectively. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures earlier in this report.)

During the first three months of the year, we used $73.5 million of our tangible stockholders’ equity to pay a quarterly cash dividend to our shareholders of $0.25 per share.

Consistent with our historic performance, our capital levels exceeded the minimum federal requirements for a bank holding company at March 31, 2007. On a consolidated basis, our leverage capital equaled $2.2 billion, representing 8.30% of adjusted average assets; and our Tier 1 and total risk-based capital equaled $2.2 billion and $2.3 billion, representing 12.52% and 13.10%, respectively, of risk-weighted assets. At December 31, 2006, our leverage capital, Tier 1 risk-based capital, and total risk-based capital on a consolidated basis amounted to $2.1 billion, $2.1 billion, and $2.2 billion, representing 8.14% of adjusted average assets, 11.76% of risk-weighted assets, and 12.31% of risk-weighted assets, respectively.

In addition, at March 31, 2007, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the Company’s, the Community Bank’s, and the Commercial Bank’s leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2007, in comparison with the minimum federal requirements:

Regulatory Capital Analysis (Company)

	At March 31, 2007
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,166,953	8.30%	$2,166,953	12.52%	$2,267,274	13.10%
Regulatory capital requirement	1,044,829	4.00	692,124	4.00	1,384,248	8.00

Excess	$1,122,124	4.30%	$1,474,829	8.52%	$883,026	5.10%

Regulatory Capital Analysis (New York Community Bank)

	At March 31, 2007
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,813,241	7.46%	$1,813,241	11.55%	$1,891,128	12.05%
Regulatory capital requirement	972,113	4.00	627,876	4.00	1,255,751	8.00

Excess	$841,128	3.46%	$1,185,365	7.55%	$635,377	4.05%

Regulatory Capital Analysis (New York Commercial Bank)

	At March 31, 2007
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$285,480	10.73%	$285,480	12.33%	$292,934	12.66%
Regulatory capital requirement	106,433	4.00	92,583	4.00	185,166	8.00

Excess	$179,047	6.73%	$192,897	8.33%	$107,768	4.66%

Earnings Summary for the Three Months Ended March 31, 2007

We recorded earnings of $64.8 million, or $0.22 per diluted share, in the current first quarter, as compared to $53.1 million, or $0.18 per diluted share, in the three months ended December 31, 2006 and $66.4 million, or $0.25 per diluted share, in the three months ended March 31, 2006. Our fourth quarter 2006 earnings were reduced by after-tax charges of $8.6 million, or $0.03 per diluted share, related to the write-off of unamortized issuance costs stemming from the redemption of certain trust preferred securities (the “loss on debt redemption”); the retirements of our chairman and senior lending consultant (the “retirement charge”); and the merger-related allocation of ESOP shares in connection with the acquisition of Atlantic Bank (the “merger-related charge”). Our first quarter 2006 earnings were reduced by an after-tax loss of $3.6 million, or $0.01 per diluted share, on the mark-to-market of interest rate swaps.

Net Interest Income

Net interest income is our primary source of income. Its level is largely a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of our interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, market interest rates, and the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”).

The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. The FOMC raised the federal funds rate four times in the first six months of last year, bringing the rate to 4.75% at March 28, 2006 and to 5.25% at June 29, 2006, where it has since remained.

While the federal funds rate drives the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically driven by intermediate-term market interest rates. As previously indicated, the pricing of our multi-family and commercial real estate loans is based upon the five-year CMT. The five-year CMT averaged 4.64% in the first three months of this year, reaching a high of 4.89% on January 29, 2007, as compared to averages of 4.60% and 4.55%, respectively, in the three months ended December 31 and March 31, 2006.

Despite the challenging yield curve environment, our net interest income rose on a linked-quarter basis and year-over-year. These increases were largely attributable to two significant factors: an increase in refinancing activity, which resulted in a reduction in lower-yielding assets and an increase in income from prepayment penalties; and the replenishment of the asset mix with higher-yielding loans. Prepayment penalties contributed $13.7 million to interest income in the current first quarter, as compared to $8.7 million and $10.1 million, respectively, in the trailing and year-earlier three months.

Reflecting the factors described above, the Company recorded first quarter 2007 net interest income of $146.2 million, up $5.4 million on a linked-quarter basis and up $9.3 million from the level recorded in the first quarter of 2006. The linked-quarter increase was the combined result of a $1.8 million rise in interest income to $369.4 million and a $3.6 million reduction in interest expense to $223.2 million. The year-over-year increase was the net effect of a $41.8 million increase in interest income and a $32.5 million increase in interest expense.

Year-over-year Comparison

The year-over-year increase in interest income was driven by a $1.2 billion rise in the average balance of interest-earning assets to $24.8 billion, together with a 40-basis point rise in the average yield to 5.96%. The rise in the average balance was largely attributable to organic loan production and also reflects the benefit of the loans acquired with Atlantic Bank. The higher yield was primarily due to the rise in market interest rates over the twelve-month period, the increase in prepayment penalty income, and the replenishment of the loan portfolio with higher-yielding loans.

The interest income produced by loans rose $42.8 million year-over-year to $298.5 million, driven by a $1.9 billion increase in the average balance to $19.5 billion and a 33-basis point increase in the average yield to 6.14%. The level of interest income produced by loans was augmented by the aforementioned increase in prepayment penalties, resulting from the increase in refinancing activity. The increase in interest income was tempered by a $1.2 million decline in the interest income produced by securities, to $70.7 million, the net effect of a $662.9 million reduction in the average balance to $5.3 billion and a 52-basis point rise in the average yield to 5.33%. The increase in the average yield reflects the early redemption of certain held-to-maturity securities during the three months ended March 31, 2007.

The year-over-year increase in interest expense was driven by an $840.5 million rise in the average balance of interest-bearing liabilities to $23.3 billion, together with a 44-basis point rise in the average cost of funds to 3.89%. In addition to the rise in the federal funds rate over the twelve-month period, the year-over-year increase in interest expense was due to an increase in higher-cost funding in the form of CDs and wholesale borrowings, and to a reduction in the mark-to-market accretion on the borrowed funds acquired in our merger with Roslyn Bancorp, Inc. on October 31, 2003.

Interest-bearing deposits accounted for $22.3 million of the increase in interest expense over the past four quarters, as the average balance rose $252.0 million to $11.6 billion and the average cost rose 72 basis points to 3.49%. The bulk of the increase was produced by CDs, which averaged $6.1 billion in the current first quarter, as compared to $5.3 billion in the year-earlier three months. Reflecting the higher average balance and a 93-basis point increase in the average cost to 4.65%, CDs generated first-quarter 2007 interest expense of $70.2 million, a $21.7 million increase from the year-earlier amount.

The interest expense produced by NOW and money market accounts, meanwhile, declined by $2.4 million to $23.9 million, the net effect of a $619.3 million reduction in the average balance to $2.9 billion and a 29-basis point rise in the average cost of such funds to 3.29%. Savings accounts produced interest expense of $5.7 million, signifying an increase of $3.0 million, the combined result of a $13.9 million rise in the average balance to $2.4 billion and a 51-basis point rise in the average cost to 0.96%. The impact of these increases was partly offset by a $262.9 million rise in the average balance of non-interest-bearing deposits to $1.1 billion, largely reflecting the benefit of our transaction with Atlantic Bank.

Borrowed funds generated first quarter 2007 interest expense of $123.3 million, a $10.2 million increase from the level recorded in the first quarter of 2006. The year-over-year rise was attributable to a $588.5 million increase in the average balance to $11.7 billion and a 14-basis point increase in the average cost of such funds to 4.28%.

Net Interest Margin and Interest Rate Spread

The preceding factors also contributed to a year-over-year decline in our interest rate spread and an increase in our net interest margin, which equaled 2.07% and 2.32%, respectively, in the current first quarter, as compared to 2.11% and 2.28%, respectively, in the first quarter of 2006.

Linked-quarter Comparison

The linked-quarter increase in interest income was driven by a ten-basis point rise in the average yield on interest-earning assets and tempered by a $260.6 million decline in the average balance of interest-earning assets over the three-month period. The higher yield largely reflects the $4.9 million increase in prepayment penalties recorded during the quarter and, to a lesser extent, the replenishment of our asset mix with higher-yielding loans. The decline in the average balance was attributable to management’s decision to limit loan production in the current market, and the continued, planned reduction of the securities portfolio.

The average balance of loans declined $27.1 million on a linked-quarter basis, while the average yield on such assets rose six basis points. As a result, the interest income produced by loans rose $1.5 million in the current first quarter from the level recorded in the fourth quarter of the year. During this time, the interest income produced by securities rose $273,000, the net effect of a $233.3 million decline in the average balance and a 25-basis point rise in the average yield. The linked-quarter rise in the average yield was attributable to early redemptions of certain held-to-maturity securities.

The linked-quarter reduction in interest expense was driven by a $222.3 million decline in the average balance of interest-bearing liabilities, and tempered by a six-basis point rise in the average cost of funds. The lower average balance was largely attributable to a $436.1 million reduction in the average balance of interest-bearing deposits, as the average balance of NOW and money market accounts declined $335.8 million, and the average balance of CDs declined $50.3 million. The interest expense produced by NOW and money market accounts fell $4.6 million linked-quarter, the result of the reduction in the average balance and a 16-basis point decline in the average cost of such funds. The interest expense produced by CDs fell $943,000, as the decline in the average balance offset the impact of an eight-basis point increase in the average cost. During the quarter, the interest expense produced by savings accounts rose $236,000, the net effect of a $33.5 million reduction in the average balance and a seven-basis point increase in the average cost of such funds. In addition, the average balance of non-interest-bearing deposits declined $24.0 million in the first quarter of 2007.

The linked-quarter reduction in interest expense was partly tempered by a $1.7 million increase in the interest expense produced by borrowed funds, as the average balance rose $213.8 million and the average cost of such funds rose six basis points. Although we reduced our use of wholesale borrowings over the course of the quarter, the bulk of the reduction occurred in March.

Reflecting the same factors that contributed to the linked-quarter decline in net interest income, our spread and margin rose four and five basis points, respectively, in the three months ended March 31, 2007.

The level of prepayment penalties depends on the volume of multi-family loans that refinance or prepay. Such activity is largely dependent on current market conditions, including real estate values; the perceived direction of market interest rates; and the contractual maturity dates of the loans. Accordingly, the level of prepayment penalties is unpredictable in nature. Thus, while the level of prepayment penalty income received in the second quarter of this year is currently expected to exceed the level received in the current first quarter, the amount of prepayment penalty income received in the last two quarters of 2007 may or may not differ significantly from the level received in the first two quarters of the year.

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

Net Interest Income Analysis (Year-over-year Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,492,078	$298,467	6.14%	$17,624,144	$255,623	5.81%
Securities (2) (3)	5,308,608	70,688	5.33	5,971,553	71,846	4.81
Money market investments	20,341	246	4.90	16,814	166	4.00

Total interest-earning assets	24,821,027	369,401	5.96	23,612,511	327,635	5.56
Non-interest-earning assets	3,413,781			3,165,196

Total assets	$28,234,808			$26,777,707

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,942,119	$23,902	3.29%	$3,561,459	$26,349	3.00%
Savings accounts	2,403,504	5,701	0.96	2,389,609	2,658	0.45
Certificates of deposit	6,127,205	70,228	4.65	5,283,851	48,492	3.72
Mortgagors’ escrow	120,250	33	0.11	106,149	54	0.21

Total interest-bearing deposits	11,593,078	99,864	3.49	11,341,068	77,553	2.77
Borrowed funds	11,670,369	123,349	4.28	11,081,905	113,184	4.14

Total interest-bearing liabilities	23,263,447	223,213	3.89	22,422,973	190,737	3.45
Non-interest-bearing deposits	1,096,095			833,156
Other liabilities	269,716			218,653

Total liabilities	24,629,258			23,474,782
Stockholders’ equity	3,605,550			3,302,925

Total liabilities and stockholders’ equity	$28,234,808			$26,777,707

Net interest income/interest rate spread		$146,188	2.07%		$136,898	2.11%

Net interest-earning assets/net interest margin	$1,557,580		2.32%	$1,189,538		2.28%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.05x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-quarter Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31, 2007			December 31, 2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,492,078	$298,467	6.14%	$19,519,215	$296,948	6.08%
Securities (2) (3)	5,308,608	70,688	5.33	5,541,880	70,415	5.08
Money market investments	20,341	246	4.90	20,547	260	5.02

Total interest-earning assets	24,821,027	369,401	5.96	25,081,642	367,623	5.86
Non-interest-earning assets	3,413,781			3,442,448

Total assets	$28,234,808			$28,524,090

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,942,119	$23,902	3.29%	$3,277,937	$28,475	3.45%
Savings accounts	2,403,504	5,701	0.96	2,436,975	5,465	0.89
Certificates of deposit	6,127,205	70,228	4.65	6,177,519	71,171	4.57
Mortgagors’ escrow	120,250	33	0.11	136,793	35	0.10

Total interest-bearing deposits	11,593,078	99,864	3.49	12,029,224	105,146	3.47
Borrowed funds	11,670,369	123,349	4.28	11,456,527	121,672	4.22

Total interest-bearing liabilities	23,263,447	223,213	3.89	23,485,751	226,818	3.83
Non-interest-bearing deposits	1,096,095			1,120,130
Other liabilities	269,716			265,634

Total liabilities	24,629,258			24,871,515
Stockholders’ equity	3,605,550			3,652,575

Total liabilities and stockholders’ equity	$28,234,808			$28,524,090

Net interest income/interest rate spread		$146,188	2.07%		$140,805	2.03%

Net interest-earning assets/net interest margin	$1,557,580		2.32%	$1,595,891		2.27%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.07x

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

Reflecting said assessment, no provision for loan losses was recorded in the three months ended March 31, 2007, December 31, 2006, or March 31, 2006. As previously indicated in the earlier asset quality discussion, non-performing loans totaled $24.6 million at March 31, 2007 and were equivalent to 0.13% of total loans, as compared to $21.2 million and $25.5 million, representing 0.11% and 0.14% of total loans, at December 31 and March 31, 2006, respectively. Furthermore, charge-offs totaled $68,000 in the current first quarter, as compared to $141,000 and $99,000 in the prior periods. The Company’s charge-offs consisted entirely of consumer loans and other unsecured credits during each of these periods.

Reflecting the charge-offs recorded in the current first quarter, the allowance for loan losses totaled $85.3 million at March 31, 2007, and was equivalent to 0.44% of total loans and 346.62% of non-performing loans.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with our earlier discussion of asset quality.

Non-interest Income

Non-interest income largely consists of fee income (comprised primarily of fees related to retail deposits); and other income, which primarily includes the revenues produced through the sale of third-party investment products; the income generated by our investment in bank-owned life insurance (“BOLI”); and the revenues generated by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

In the first quarter of 2007, we recorded non-interest income of $24.1 million, as compared to $22.7 million and $19.2 million in the trailing and year-earlier three-month periods. Fee income accounted for $9.8 million of the current first-quarter total, signifying a linked-quarter reduction of $378,000 and a year-over-year increase of $1.4 million.

In the three months ended December 31 and March 31, 2006, our non-interest income was boosted by net securities gains of $210,000 and $2.8 million, respectively. However, in the fourth quarter of 2006, the gains were offset by a $1.9 million loss on debt redemption; in the first quarter of 2006, the gains were offset by a $6.1 million loss on the mark-to-market of interest rate swaps.

Other income accounted for $8.2 million of total non-interest income in the current first quarter, signifying a linked-quarter increase of $3,000 and a year-over-year reduction of $387,000. While revenues from PBC rose on a linked-quarter and year-over-year basis, the linked-quarter rise was tempered, and the year-over-year increase offset, by various factors, including the completion of our real estate joint venture in the fourth quarter of 2006.

The following table summarizes the components of non-interest income for the three months ended March 31, 2007, December 31, 2006, and March 31, 2006:

	For the Three Months Ended
(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Fee income	$9,753	$10,131	$8,326
BOLI	6,082	6,276	5,465
Net securities gains	—	210	2,823
Loss on debt redemption	—	(1,859)	—
Loss on mark-to-market of interest rate swaps	—	—	(6,071)
Loss on other-than-temporary impairment of securities	—	(313)	—
Other income:
PBC	3,581	3,505	3,442
Third-party investment product sales	2,172	2,182	1,671
Gain on sale of 1-4 family and other loans	172	170	276
Joint venture income	2	429	1,698
Other	2,319	1,957	1,546

Total other income	8,246	8,243	8,633

Total non-interest income	$24,081	$22,688	$19,176

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, general and administrative (“G&A”), and other expenses; and the amortization of the CDI stemming from our merger transactions.

We recorded total non-interest expense of $74.3 million in the current first quarter, as compared to $78.5 million and $58.6 million, respectively, in the trailing and year-earlier three months.

Operating expenses accounted for $69.3 million of non-interest expense in the three months ended March 31, 2007, as compared to $73.5 million and $55.3 million, respectively, in the three months ended December 31 and March 31, 2006. Included in the first quarter 2007 amount was compensation and benefits expense of $37.2 million, as compared to $42.2 million and $29.5 million, respectively, in the earlier periods. The level of compensation and benefits expense recorded in the fourth quarter of 2006 includes a $3.1 million charge recorded in connection with the retirements of the Company’s chairman and senior lending consultant and a $5.7 million non-cash charge recorded for the allocation of ESOP shares in connection with our acquisition of Atlantic Bank.

On a year-over-year basis, the increase in first quarter 2007 compensation and benefits expense partly reflects the impact of the Atlantic Bank acquisition, with the number of full-time equivalent employees rising to 2,400 at March 31, 2007 from 2,188 at March 31, 2006. The level of compensation and benefits expense recorded in the current first quarter also reflects the impact of normal salary increases and accruals for incentive compensation in connection with the implementation of our Management Incentive Compensation Plan.

Occupancy and equipment expense totaled $15.1 million in the current first quarter, up $262,000 and $3.0 million, respectively, from the trailing-quarter and year-earlier amounts. The year-over-year increase largely reflects the addition of 17 Atlantic Bank branches. Similarly, the level of G&A expense rose $866,000 on a linked-quarter basis to $15.3 million, and was up $2.8 million year-over-year.

CDI amortization totaled $5.0 million in the current first quarter, down $47,000 on a linked-quarter basis and up $1.7 million year-over-year. The year-over-year increase reflects the CDI recorded in connection with the acquisition of Atlantic Bank.

Income Tax Expense

The Company recorded income tax expense of $31.3 million in the current first quarter, down $721,000 from the trailing-quarter level, but comparable to the level recorded in the three months ended March 31, 2006. The linked-quarter decline was the net effect of an $11.0 million increase in pre-tax income to $95.9 million and a decline in the effective tax rate to 32.43% from 37.46%. In the fourth quarter of 2006, the effective tax rate was increased by the non-deductibility of the pre-tax charge that was recorded in connection with the merger-related allocation of ESOP shares. In the first quarter of 2006, the Company recorded pre-tax income of $97.4 million and an effective tax rate of 31.89%.

Please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about our market risk were presented on pages 75 – 80 of our 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2007. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk,” in this quarterly report.

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

In 2004, the Company and various executive officers and directors were named in certain putative securities law class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County, that was later removed by the defendants to federal court. On August 9, 2005, the court consolidated the actions and appointed a Lead Plaintiff. On October 6, 2005, the Lead Plaintiff filed a consolidated amended complaint on behalf of a putative class of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, alleging claims under Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The defendants moved to dismiss the action on December 19, 2005. On September 18, 2006, the Court entered a Memorandum of Decision and Order dismissing the consolidated action in its entirety, finding that the Amended Complaint failed to allege any actionable misstatement or omission. On October 4, 2006, the Lead Plaintiff filed a motion for reconsideration of that Order insofar as it denied plaintiffs’ leave to amend. That motion has not been decided. Also, the plaintiff in the action removed from state court has filed a notice of appeal from the Court’s decision insofar as it declined to remand that action to state court. That appeal has been stayed pending resolution of the reconsideration motion.

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

Management believes that the Defendants have meritorious defenses against each of the preceding actions and will vigorously defend both the substantive and procedural aspects of the litigations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2007, the Company allocated $44,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: January 1, 2007 through January 31, 2007	—	$—	—	1,475,132
Month #2: February 1, 2007 through February 28, 2007	—	—	—	1,475,132
Month #3: March 1, 2007 through March 31, 2007	2,601	17.09	2,601	1,472,531

Total	2,601	$17.09	2,601

(1)	All of the shares repurchased in the first quarter of 2007 were purchased on the open market.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At March 31, 2007, 1,472,531 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended (3)

Exhibit 3.4(a):	Amendment to the Bylaws of the Company effective October 31, 2003 (4)

Exhibit 3.4(b):	Amendment to the Bylaws of the Company effective March 16, 2004 (5)

Exhibit 4.1:	Specimen Stock Certificate (6)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 10.1:	Retirement Agreement between Michael F. Manzulli and New York Community Bancorp, Inc.

Exhibit 10.2:	Retirement Agreement between James J. O’Donovan and New York Community Bancorp, Inc.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22278).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on September 15, 2003 (Registration No. 333-107498).
(5)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2004.
(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2007	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora Chairman, President, and Chief Executive Officer

DATE: May 10, 2007	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer