Form 10-Q
period 2007-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2007-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Par Value: $0.01

Classes of Common Stock

314,025,662

Number of shares outstanding at

August 1, 2007

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2007

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Cash and cash equivalents	$1,080,034	$230,759
Securities available for sale:
Mortgage-related securities ($1,505,952 and $1,592,064 pledged, respectively)	2,019,383	1,664,337
Other securities ($352,524 and $102,067 pledged, respectively)	732,498	276,450
Securities held to maturity:
Mortgage-related securities ($1,191,113 and $1,374,806 pledged, respectively; fair value of $1,188,183 and $1,272,546, respectively)	1,305,464	1,387,817
Other securities ($856,147 and $1,155,070 pledged, respectively; fair value of $1,616,177 and $1,593,023, respectively)	1,635,083	1,597,380

Total securities	5,692,428	4,925,984
Loans, net of deferred loan fees and costs	18,918,117	19,652,891
Less: Allowance for loan losses	(88,181)	(85,389)

Loans, net	18,829,936	19,567,502
Federal Home Loan Bank of New York stock, at cost	385,832	404,311
Premises and equipment, net	227,123	196,084
Goodwill	2,330,704	2,148,108
Core deposit intangibles	116,157	106,381
Bank-owned life insurance (“BOLI”)	629,570	585,013
Other assets	331,966	318,228

Total assets	$29,623,750	$28,482,370

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$3,120,235	$3,156,988
Savings accounts	2,578,414	2,394,145
Certificates of deposit	6,881,459	5,944,585
Non-interest-bearing accounts	1,189,189	1,123,286

Total deposits	13,769,297	12,619,004

Official checks outstanding	29,914	20,158
Borrowed funds:
Wholesale borrowings	10,717,168	11,070,333
Junior subordinated debentures	500,744	455,659
Other borrowings	353,008	354,016

Total borrowed funds	11,570,920	11,880,008

Mortgagors’ escrow	67,182	74,736
Other liabilities	224,966	198,627

Total liabilities	25,662,279	24,792,533

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 313,852,246 and 295,350,936 shares issued; 313,852,246 and 295,350,936 shares outstanding, respectively)	3,139	2,954
Paid-in capital in excess of par	3,635,686	3,341,340
Retained earnings (partially restricted)	371,173	421,313
Less: Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(4,036)	(4,604)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax	(41,378)	(68,053)

Total stockholders’ equity	3,961,471	3,689,837

Commitments and contingencies
Total liabilities and stockholders’ equity	$29,623,750	$28,482,370

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income:
Mortgage and other loans	$313,469	$277,057	$611,936	$532,680
Securities	73,319	74,610	144,007	146,456
Money market investments	14,221	478	14,467	644

Total interest income	401,009	352,145	770,410	679,780

Interest Expense:
NOW and money market accounts	25,246	30,834	49,148	57,183
Savings accounts	7,310	4,434	13,011	7,092
Certificates of deposit	80,334	59,475	150,562	107,967
Borrowed funds	127,003	113,330	250,352	226,514
Mortgagors’ escrow	34	56	67	110

Total interest expense	239,927	208,129	463,140	398,866

Net interest income	161,082	144,016	307,270	280,914
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	161,082	144,016	307,270	280,914

Non-interest (Loss) Income:
Fee income	10,747	9,768	20,500	18,094
Bank-owned life insurance	6,283	5,776	12,365	11,241
Net gain on sale of securities	9,195	—	9,195	2,823
Loss on debt redemption	(1,848)	—	(1,848)	—
Loss on other-than-temporary impairment of securities	(56,958)	—	(56,958)	—
Loss on mark-to-market of interest rate swaps	—	—	—	(6,071)
Other	8,652	8,115	16,898	16,748

Total non-interest (loss) income	(23,929)	23,659	152	42,835

Non-interest Expense:
Operating expenses:
Compensation and benefits	39,926	32,517	77,129	62,058
Occupancy and equipment	17,491	13,959	32,594	26,019
General and administrative	18,178	14,640	35,217	28,358

Total operating expenses	75,595	61,116	144,940	116,435
Prepayment of borrowings	3,190	26,477	3,190	26,477
Termination of interest rate swaps	—	1,132	—	1,132
Amortization of core deposit intangibles	5,823	4,467	10,825	7,773

Total non-interest expense	84,608	93,192	158,955	151,817

Income before income taxes	52,545	74,483	148,467	171,932
Income tax expense	16,571	23,871	47,674	54,945

Net Income	$35,974	$50,612	$100,793	$116,987

Comprehensive income, net of tax:
Change in net unrealized losses on securities	17,982	(9,317)	26,253	(22,762)
Amortization relating to pension and post- retirement obligations	212	—	422	—

Total comprehensive income, net of tax	$54,168	$41,295	$127,468	$94,225

Basic earnings per share	$0.12	$0.18	$0.33	$0.42

Diluted earnings per share	$0.12	$0.18	$0.33	$0.42

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2007
Common Stock (Par Value: $0.01):
Balance at beginning of year	$2,954
Shares issued (18,501,310 shares)	185

Balance at end of period	3,139

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,341,340
Allocation of ESOP stock	2,539
Restricted stock activity	1,125
Exercise of stock options	36,888
Tax effect of stock plans	(1,980)
Shares issued for acquisition of PennFed Financial Services, Inc. (15,977,941 shares)	255,779
Cash-in-lieu of fractional shares	(5)

Balance at end of period	3,635,686

Retained Earnings (partially restricted):
Balance at beginning of year	421,313
Net income	100,793
Dividends paid on common stock ($0.50 per share for the six-month period)	(151,500)
Effect of adoption of Financial Accounting Standards Board Interpretation No. 48	567

Balance at end of period	371,173

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (5,349 shares)	(93)
Exercise of stock options (5,349 shares)	93

Balance at end of period	—

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(4,604)
Earned portion of ESOP	568

Balance at end of period	(4,036)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(68,053)
Change in net unrealized loss on securities available for sale, net of tax of $2,658	(4,091)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(903)	1,390
Amortization relating to pension and post-retirement obligations, net of tax of $(278)	422
Less: Reclassification adjustment for net gain on sale of securities and loss on other-than-temporary impairment of securities, net of tax of $(18,809)	28,954

Balance at end of period	(41,378)

Total stockholders’ equity	$3,961,471

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$100,793	$116,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,300	7,262
Premium amortization (accretion of discounts), net	729	(2,414)
Net change in net deferred loan origination costs and fees	(582)	(412)
Amortization of core deposit intangibles	10,825	7,773
Net gain on sale of securities	(9,195)	(2,823)
Net gain on sale of loans	(531)	(434)
Stock plan-related compensation	4,238	3,184
Loss on other-than-temporary impairment of securities	56,958	—
Changes in assets and liabilities:
Decrease in deferred income taxes, net	18,872	29,217
(Increase) decrease in other assets	(17,355)	8,147
Increase (decrease) in official checks outstanding	9,756	(9,480)
Increase (decrease) in other liabilities	9,948	(921)
Origination of loans held for sale	(53,186)	(32,793)
Proceeds from sale of loans originated for sale	50,273	33,437

Net cash provided by operating activities	190,843	156,730

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	245,382	138,905
Proceeds from repayment of securities available for sale	143,463	218,363
Proceeds from sale of securities available for sale	603,630	1,236,238
Purchase of securities available for sale	(501,654)	(175,100)
Purchase of securities held to maturity	(200,000)	—
Net redemption (purchase) of Federal Home Loan Bank of New York stock	43,325	(27,053)
Adjustments to intangible assets, net	—	(1,000)
Proceeds from sale of loans	755,948	—
Net decrease (increase) in loans	1,042,138	(1,209,408)
Purchase of premises and equipment, net	(6,548)	(4,524)
Net cash acquired (used) in acquisitions	22,714	(325,765)

Net cash provided by (used in) investing activities	2,148,398	(149,344)

Cash Flows from Financing Activities:
Net decrease in deposits	(464,642)	(287,491)
Net (decrease) increase in borrowed funds	(878,358)	24,873
Net decrease in mortgagors’ escrow	(19,648)	(2,953)
Tax effect of stock plans	(1,980)	197
Proceeds from issuance of common stock	—	400,172
Cash dividends paid on common stock	(151,500)	(140,197)
Treasury stock purchases	(93)	(2,103)
Net cash received from stock option exercises	26,260	10,946
Cash in lieu of fractional shares	(5)	(2)

Net cash (used in) provided by financing activities	(1,489,966)	3,442

Net increase in cash and cash equivalents	849,275	10,828
Cash and cash equivalents at beginning of period	230,759	231,803

Cash and cash equivalents at end of period	$1,080,034	$242,631

Supplemental information:
Cash paid for:
Interest	$483,323	$423,409
Income taxes	40,502	13,404
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities available for sale	$593,816	$—
Transfer to other real estate owned from loans	129	—

Note:	The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and liabilities assumed in the acquisition of PennFed Financial Services, Inc. on April 2, 2007 were $2.3 billion and $2.2 billion, respectively.

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

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

Note 2. Stock-based Compensation

At June 30, 2007, the Company had 8,241,400 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. Under the 2006 Stock Incentive Plan, the Company granted 700,100 shares of restricted stock in the second quarter of 2007; the granted shares had a weighted-average fair value of $17.74 per share on the date of grant.

In addition, the Company had nine stock option plans at June 30, 2007: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; and the 1998 Long Island Financial Corp. Stock Option Plan (collectively, the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

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

In connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” on January 1, 2006, and using the modified prospective approach, the Company recognizes compensation and benefits expense related to share-based payments at fair value on the grant date, and recognizes such expense in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options in the six months ended June 30, 2007 or 2006, the Company did not record any compensation and benefits expense relating to stock options during these periods.

At the present time, the Company primarily issues new shares of common stock at market value to satisfy the exercise of stock options. On occasion, the Company will utilize common stock held in Treasury to satisfy the exercise of options, in which case the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in-capital on the date of exercise. At June 30, 2007, there were 16,951,945 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 421,674 at June 30, 2007.

The status of the Company’s Stock Option Plans at June 30, 2007 and the changes that occurred during the six months ended at that date are summarized in the following table:

	For the Six Months Ended June 30, 2007
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of period	19,019,717	$15.12
Exercised	(1,825,230)	14.43
Forfeited	(242,542)	16.51

Stock options outstanding, end of period	16,951,945	15.18
Stock options exercisable at period-end	16,951,945	15.18

Total stock options outstanding and exercisable at June 30, 2007 had a weighted average remaining contractual life of 4.33 years, a weighted average exercise price of $15.18 per share, and an aggregate intrinsic value of $38.3 million. The intrinsic values of options exercised during the six months ended June 30, 2007 and 2006 were $5.2 million and $4.8 million, respectively.

A summary of the 2007 activity for restricted stock awards is presented in the following table:

	For the Six Months Ended June 30, 2007
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	47,000	$16.53
Granted	712,100	17.72
Vested	(6,500)	16.56
Cancelled	(1,500)	17.80

Unvested at June 30, 2007	751,100	17.65

As of June 30, 2007, unrecognized compensation cost relating to unvested restricted stock totaled $12.2 million and will be recognized over a weighted average period of 2.6 years. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $1.1 million for the six months ended June 30, 2007. There was no compensation expense relating to restricted stock grants during the six months ended June 30, 2006.

Note 3. Securities

The following table summarizes the amortized cost and estimated market values of the Company’s held-to-maturity securities at the dates indicated:

	June 30, 2007		December 31, 2006
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$5,068	$5,176	$5,483	$5,585
GSE CMOs (2)	1,293,781	1,176,392	1,376,062	1,260,689
Other mortgage-related securities	6,615	6,615	6,272	6,272

Total mortgage-related securities	$1,305,464	$1,188,183	$1,387,817	$1,272,546

Other securities:
U.S. Government agency obligations	$1,368,067	$1,339,372	$1,167,570	$1,143,938
Corporate bonds	155,098	160,403	156,156	164,136
Capital trust notes	111,918	116,402	273,654	284,949

Total other securities	$1,635,083	$1,616,177	$1,597,380	$1,593,023

Total securities held to maturity	$2,940,547	$2,804,360	$2,985,197	$2,865,569

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations

The following table summarizes the amortized cost and estimated market values of the Company’s available-for-sale securities at the dates indicated:

	June 30, 2007		December 31, 2006
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE certificates	$912,453	$912,128	$835,965	$799,490
GSE CMOs	639,816	622,710	345,558	331,638
Private label CMOs	487,833	483,426	547,635	532,000
Other mortgage-related securities	1,119	1,119	1,209	1,209

Total mortgage-related securities	$2,041,221	$2,019,383	$1,730,367	$1,664,337

Other securities:
U.S. Government agency obligations	$498,386	$495,103	$100,607	$101,650
U.S. Treasury obligations	1,097	1,097	1,096	1,099
Corporate and other bonds	55,819	52,742	39,673	37,125
State, county, and municipal obligations	6,645	6,462	6,644	6,554
Foreign government bonds	—	—	1,002	1,002
Capital trust notes	54,806	54,614	20,750	17,297
Preferred stock	65,930	64,825	65,930	65,785
Common stock	58,098	57,655	45,904	45,938

Total other securities	$740,781	$732,498	$281,606	$276,450

Total securities available for sale	$2,782,002	$2,751,881	$2,011,973	$1,940,787

In connection with the repositioning of the balance sheet that followed the acquisition of PennFed Financial Services, Inc. (“PennFed”) in the second quarter, the Company sold $1.1 billion of available-for-sale mortgage-related securities in the third quarter of 2007. As a result, the Company recorded in its second quarter 2007 non-interest (loss) income a $57.0 million loss on the other-than-temporary impairment of securities. This amount represents the excess of amortized cost over fair value at June 30, 2007 and reflects the effect of increases in market yields subsequent to purchase. In July 2007, the Company sold the impaired securities at a pre-tax loss of approximately $7.5 million which will be recognized in its consolidated statement of income for the three months ended September 30, 2007.

The Company determined that the remaining unrealized losses on securities at June 30, 2007 were temporary impairments due to changes in market interest rates and not to significant credit deterioration or other factors. Management currently expects that the unrealized losses on securities will be recovered within a reasonable time through a typical interest rate cycle, and believes that the Company has the ability to retain these securities until recovery of market value.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	June 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$13,538,678	71.56%	$14,529,097	73.93%
Commercial real estate	3,214,343	17.00	3,114,440	15.85
Construction	1,144,707	6.05	1,102,732	5.61
1-4 family	283,705	1.50	230,508	1.17

Total mortgage loans	18,181,433	96.11	18,976,777	96.56
Net deferred loan origination costs	1,073		651

Mortgage loans, net	18,182,506		18,977,428

Other loans:
Commercial and industrial	630,544		643,116
Consumer	101,009		26,598
Leases, net	5,228		7,079

Total other loans	736,781	3.89	676,793	3.44
Net deferred loan origination fees	(1,170)		(1,330)

Total other loans, net	735,611		675,463
Less: Allowance for loan losses	88,181		85,389

Loans, net	$18,829,936	100.00%	$19,567,502	100.00%

In connection with the repositioning of the balance sheet following the PennFed acquisition, the Company securitized $593.8 million of the one-to-four family loans that had been acquired in the transaction, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The resultant securities were recorded in the available-for-sale securities portfolio at an initial cost basis of $588.4 million. In connection with the securitization, the Company also recorded a $5.4 million mortgage servicing right asset which is being amortized over a period of seven years.

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2007	December 31, 2006
FHLB-NY advances	$6,975,140	$7,240,684
Repurchase agreements	3,742,028	3,767,649
Federal funds purchased	—	62,000
Junior subordinated debentures	500,744	455,659
Senior debt	191,008	192,016
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$11,570,920	$11,880,008

The Company recorded a pre-tax charge of $3.2 million in the second quarter of 2007 for the prepayment of $330.3 million of wholesale borrowings.

At June 30, 2007, the Company had $500.7 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. Each trust’s capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of June 30, 2007:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,638	183,133	November 4, 2002	November 1, 2051	November 4, 2007
New York Community Capital Trust X	6.960	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	8,203	7,971	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	14,247	13,875	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	8.610	31,363	30,435	June 2, 2003	June 15, 2033	June 15, 2008
NYCB Capital Trust XI	7.010	82,475	80,000	April 16, 2007	June 30, 2037	June 30, 2012

		$500,744	$482,964

(1)	Excludes the effect of purchase accounting adjustments.

On April 2, 2007, Haven Capital Trust I (“Haven Trust I”) redeemed all $17.4 million of its fixed-rate trust preferred securities, and Roslyn Preferred Trust I (“Roslyn Trust I”) redeemed all $63.0 million of its floating rate trust preferred securities. The Haven Trust I securities had a fixed annual interest rate of 10.46%, while the Roslyn Trust I securities had a floating annual interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 3.60%. In the second quarter of 2007, the Company recorded in non-interest (loss) income a loss of $1.8 million in connection with the write-off of unamortized issuance costs and a redemption premium stemming from the early redemption of Haven Trust I and Roslyn Trust I.

On April 16, 2007, the Company announced that it had replaced the Haven Trust I and Roslyn Trust I securities through the issuance of $80.0 million of trust preferred securities with a floating annual interest rate equal to the three-month LIBOR plus 1.65%. The new trust preferred securities were issued by NYCB Capital Trust XI, a statutory business trust formed by the Company, and were sold to a pooled investment vehicle in a private placement offering, pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures required under SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2007		2006
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,585	$285	$1,189	$241
Service cost	—	2	—	2
Expected return on plan assets	(2,581)	—	(2,028)	—
Unrecognized past service liability	51	11	50	11
Amortization of unrecognized loss	253	29	381	17

Net periodic (credit) expense	$(692)	$327	$(408)	$271

	For the Six Months Ended June 30,
	2007		2006
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$3,170	$570	$2,378	$482
Service cost	—	4	—	4
Expected return on plan assets	(5,162)	—	(4,056)	—
Unrecognized past service liability	102	22	100	22
Amortization of unrecognized loss	506	58	762	34

Net periodic (credit) expense	$(1,384)	$654	$(816)	$542

As discussed in the notes to the consolidated financial statements presented in the Company’s 2006 Annual Report on Form 10-K, the Company expects to contribute $1.7 million to its post-retirement plan in 2007.

Note 7. Computation of Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Net income	$35,974	$50,612	$100,793	$116,987
Weighted average common shares outstanding	310,847,788	287,473,052	302,134,119	277,267,649

Basic earnings per common share	$0.12	$0.18	$0.33	$0.42

Weighted average common shares outstanding	310,847,788	287,473,052	302,134,119	277,267,649
Additional dilutive shares using the average market value for the period when utilizing the treasury stock method	1,595,775	1,475,698	1,459,803	1,559,460

Total shares for diluted earnings per share	312,443,563	288,948,750	303,593,922	278,827,109
Diluted earnings per common share and common share equivalents	$0.12	$0.18	$0.33	$0.42

Note 8. Impact of Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of SFAS No. 159; however, it did not elect early adoption of the Standard, which was permitted as of the beginning of its 2007 fiscal year.

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

In 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on accounting for life insurance in Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-4”) and Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, “Accounting for Purchases of Life Insurance” (“EITF Issue No. 06-5”). EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion – 1967.” The consensus on EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007 and may be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or by a change in accounting principle through retrospective application to all prior periods. The Company has not completed its evaluation of the impact of adopting EITF Issue No. 06-4.

EITF Issue No. 06-5 concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract in accordance with FTB No. 85-4. These other amounts include non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., Deferred Acquisition Costs Tax) which would be accounted for on a present-value basis. Items that are subject to the insurance company’s intent to pay would not be included in the asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. The consensus on EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held, or by a change in accounting principle through retrospective application to all prior periods. The Company’s adoption of EITF Issue No. 06-5 on January 1, 2007 did not have an impact on its financial condition or results of operations.

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

After its adoption of FIN 48, the Company had $26.8 million of unrecognized gross tax benefits. Of this amount, $12.9 million, if recognized, would affect the effective tax rate, with the balance of the unrecognized tax benefits relating to potential adjustments to goodwill or paid-in capital. There were no significant changes to these amounts during the quarters ended June 30, 2007 or March 31, 2007.

Interest and penalties (if any) related to the underpayment of income taxes will continue to be classified as a component of income tax expense in the Consolidated Statements of Income. Accrued interest on tax liabilities was $1.9 million as of January 1, 2007, with no significant additional interest accrued during the quarters ended June 30, 2007 or March 31, 2007.

The following significant tax filings are open for examination:

•	Federal tax filings of the Company and acquired companies for the tax years 2002 through the present;

•	New York State and City tax filings of the Company for the tax years 2000 through the present; and

•	New York State and City tax filings of acquired companies for varying tax periods, including 1998 through the present.

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

Note 10. Business Combinations

Acquisition of PennFed Financial Services, Inc.

On April 2, 2007, the Company acquired PennFed for an aggregate purchase price of $271.8 million. Pursuant to the Agreement and Plan of Merger announced on November 2, 2006, PennFed merged with and into the Company and its primary subsidiary, Penn Federal Savings Bank, merged with and into the Company’s savings bank subsidiary, New York Community Bank. Under the terms of the agreement, PennFed shareholders received 1.222 shares of Company common stock for each share of PennFed stock held at the effective date of the merger. The Company issued 15,977,941 shares of common stock to satisfy the exchange of shares, the value of which was determined based on the average closing price of the Company’s common stock for the two days prior to, and the two days following, the announcement of the acquisition.

The acquisition added 24 branches and $1.6 billion of deposits to the New York Community Bank franchise in New Jersey, increasing its market share in Essex, Hudson, and Union counties, where it previously had eight branches, and expanding its footprint into the southern/central New Jersey counties of Ocean, Monmouth, and Middlesex.

The purchase price was allocated to the acquired assets and liabilities of PennFed based on their fair value as of April 2, 2007. As the Company is still in the process of finalizing these values, the allocation of the purchase price is subject to revision.

(in thousands)
Assets:
Cash and cash equivalents	$22,714
Securities	473,992
Loans, net	1,650,310
Premises and equipment	33,792
Goodwill	185,596
Core deposit intangible	20,600
Other assets	95,932

Total assets	$2,482,936

Liabilities:
Deposits	$1,614,935
Borrowed funds	569,270
Other liabilities	26,886

Total liabilities	$2,211,091

In the second quarter of 2007, the Company sold $1.4 billion of the loans acquired in the PennFed transaction, in whole or securitized form.

A core deposit intangible asset (“CDI”) of $20.6 million was recognized in connection with the PennFed acquisition and is being amortized on an accelerated basis over an estimated useful life of ten years. The Company retained the services of an independent valuation firm to determine the amount of CDI recorded. Operating results for PennFed were not significant to the consolidated operating results of the Company and, consequently, pro forma operating results have not been presented herein. Included in the purchase price were accrued acquisition costs of approximately $24.2 million. At June 30, 2007, accrued merger-related costs of $9.4 million remained in “other liabilities” in the Consolidated Statement of Condition and consisted primarily of employment benefits, professional fees, and costs associated with the cancellation of certain data processing contracts. It is estimated that none of the goodwill stemming from the acquisition of PennFed will be deductible for income tax purposes.

Doral Bank, FSB Branch Acquisition

On March 15, 2007, the Company announced that its commercial bank subsidiary, New York Commercial Bank, and Doral Bank, FSB (“Doral”), the New York City-based subsidiary of Doral Financial Corporation, had signed a definitive purchase and assumption agreement, pursuant to which the Commercial Bank would acquire Doral’s branch network in New York City, as well as certain of its assets and liabilities.

As a result of the transaction, which was completed on July 26, 2007, the Company acquired 11 branches, including two in Manhattan, six in Queens, and three in Brooklyn, together with assets of approximately $485 million, including loans of approximately $200 million, and deposits of approximately $370 million at an approximate premium of 2.6%.

Pending Acquisition of Synergy Financial Group, Inc.

On May 13, 2007, the Company announced the signing of a definitive agreement to acquire Synergy Financial Group, Inc. (“Synergy”), the holding company for Synergy Bank. Under the terms of the agreement, Synergy shareholders will receive 0.80 of a share of New York Community Bancorp common stock in a tax-free exchange for each share of Synergy common stock held at the closing date. The transaction is expected to be completed early in the fourth quarter of 2007, pending the approval of Synergy’s shareholders and the approval of state and federal regulatory agencies. Based on information provided in Synergy’s consolidated statement of condition at June 30, 2007, Synergy had total assets of $932.5 million, including loans of $730.5 million and securities of $128.8 million, and total deposits of $598.6 million.

The proposed transaction will add 21 branches to the New York Community Bank franchise in New Jersey, where it currently has 32 branches, including 24 branches that were acquired on April 2, 2007 in connection with the acquisition of PennFed. The combined New Jersey franchise will have 53 branches serving customers in six counties, including 28 in the central New Jersey counties of Union, Monmouth, and Middlesex.

Note 11. Subsequent Event

Sale of Atlantic Bank Headquarters

On July 16, 2007, the Company completed the sale of its property located at 960 Avenue of the Americas in Manhattan to 960 Sixth Avenue LLC, a U.S. subsidiary of Statuto Group, a company based in Milan, Italy. The sale generated proceeds of approximately $105 million and a third quarter pre-tax gain of approximately $65 million. The Company had acquired the property in connection with its acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006 and announced the signing of the contract with 960 Sixth Avenue LLC on June 6, 2007.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	Conditions in the securities markets or the banking industry;

•	Changes in interest rates, which may affect our net income, prepayment penalties, and other future cash flows, or the market value of our assets;

•	Changes in deposit flows, and in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	Changes in the quality or composition of our loan or investment portfolios;

•	Changes in competitive pressures among financial institutions or from non-financial institutions;

•	Changes in our customer base;

•	Potential exposure to unknown or contingent liabilities of companies we target for acquisition;

•	Our ability to retain key members of management;

•	Our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	Any interruption in customer service due to circumstances beyond our control;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

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

In addition, the following factors, among others, could cause the actual results of the acquisition of PennFed Financial Services, Inc. (“PennFed”), the recently completed acquisition of 11 branches and certain assets and liabilities from Doral Bank, FSB (“Doral”), the pending acquisition of Synergy Financial Group, Inc. (“Synergy”), and the expected benefits of the respective transactions to the combined company and our shareholders to differ materially from the expectations stated in this filing: the ability of the Company and Synergy to consummate the transaction; a materially adverse change in the financial condition or results of operations of the Company or Synergy; the ability of the Company and Synergy to obtain the necessary regulatory approvals and, in the case of Synergy, the necessary shareholder approval; the ability of the Company to successfully integrate the assets, liabilities, customers, systems, and any personnel it has acquired, or may acquire, into its operations pursuant to the transactions; and the ability to realize the related revenue synergies and cost savings within the expected time frames.

Furthermore, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

In addition, we routinely evaluate opportunities to expand through acquisitions and frequently conduct due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place in the future, and acquisitions involving cash, debt, or equity securities may occur.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Reconciliations of Stockholders’ Equity, Tangible Stockholders’ Equity, and Adjusted Tangible Stockholders’ Equity; Total Assets, Tangible Assets, and Adjusted Tangible Assets; and the Related Capital Measures

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), management uses these non-GAAP measures in its analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include after-tax net unrealized losses on securities. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding our after-tax net unrealized losses on securities, as such losses are impacted by changes in market interest rates and therefore tend to change from day to day. This ratio is referred to in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.” In calculating this ratio at June 30, 2007, we also excluded from tangible stockholders’ equity and tangible assets the after-tax impact of a significant loss on the other-than-temporary impairment of securities (the “impairment loss”) that was recorded in the second quarter of the year.

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at June 30, 2007 and December 31, 2006 follow:

(dollars in thousands)	June 30, 2007	December 31, 2006
Total stockholders’ equity	$3,961,471	$3,689,837
Less: Goodwill	(2,330,704)	(2,148,108)
Core deposit intangibles	(116,157)	(106,381)

Tangible stockholders’ equity	$1,514,610	$1,435,348

Total assets	$29,623,750	$28,482,370
Less: Goodwill	(2,330,704)	(2,148,108)
Core deposit intangibles	(116,157)	(106,381)

Tangible assets	$27,176,889	$26,227,881

Stockholders’ equity to total assets	13.37%	12.95%

Tangible stockholders’ equity to tangible assets	5.57%	5.47%

Tangible stockholders’ equity	$1,514,610	$1,435,348
Add back: After-tax net unrealized losses on securities	25,872	52,125
After-tax impairment loss	38,668	—

Adjusted tangible stockholders’ equity	$1,579,150	$1,487,473

Tangible assets	$27,176,889	$26,227,881
Add back: After-tax net unrealized losses on securities	25,872	52,125
After-tax impairment loss	38,668	—

Adjusted tangible assets	$27,241,429	$26,280,006

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.80%	5.66%

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

Other factors considered, and processes involved, in determining the appropriate level of the allowances for loan losses include, but are not limited to:

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

In the three months ended June 30, 2007, we recorded a significant loss on the other-than-temporary impairment of certain mortgage-related securities (the “impairment loss”). The second quarter impairment loss amounted to $57.0 million and was equivalent to $38.7 million, or $0.12 per diluted share, after-tax. The impaired securities totaled $1.1 billion and were subsequently sold in July 2007, generating a third quarter pre-tax loss on the sale of securities of approximately $7.5 million.

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

For the purpose of goodwill impairment testing, we have identified one reporting unit. We performed our annual goodwill impairment test as of January 1, 2007, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of our common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment.

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

In April 2007, the State of New York enacted new legislation which included a number of tax provisions that are effective for the calendar tax year beginning January 1, 2007 and that will have an impact on the Company. Specifically, the new law phased out, over four years, the favorable adjustment to income received from subsidiary capital attributable to REIT entities that has historically been used by banking corporations in the computation of taxable income. Additionally, corporate income tax rates were reduced from 7.5% to 7.1%. These provisions are not expected to have a material impact on the Company’s 2007 income tax expense.

As anticipated in our Form 10-Q for the three months ended March 31, 2007, the State of New York enacted additional legislation in June 2007 for the purpose of correcting one of the provisions of the aforementioned law that would have had immediate unintended adverse consequences to the Company had the technical correction not been made.

Recent Events

Dividend Payment

On July 24, 2007, our Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 15, 2007 to shareholders of record at August 6, 2007.

Sale of Atlantic Bank Headquarters

On July 16, 2007, the Company completed the sale of its property located at 960 Avenue of the Americas in Manhattan to 960 Sixth Avenue LLC, a U.S. subsidiary of Statuto Group, a company based in Milan, Italy. The sale generated proceeds of approximately $105 million and a third quarter pre-tax gain of approximately $65 million. The Company had acquired the property in connection with its acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006 and announced the signing of the contract with 960 Sixth Avenue LLC on June 6, 2007.

Executive Summary

New York Community Bancorp, Inc. is a multi-bank holding company with two primary subsidiaries: New York Community Bank, a New York State-chartered savings bank with 159 locations serving customers in all five boroughs of New York City, Long Island, and Westchester County in New York, and Essex, Hudson, Middlesex, Monmouth, Ocean, and Union Counties in New Jersey; and New York Commercial Bank, a New York State-chartered commercial bank with 38 locations serving customers in Manhattan, Queens, and Brooklyn, Westchester County, and Long Island.

The Community Bank franchise includes 24 branches that were acquired on April 2, 2007 in connection with our acquisition of PennFed, the parent company of Penn Federal Savings Bank. In New York, the Community Bank is the third largest thrift depository in the eight counties comprising our market. In New Jersey, the Community Bank is the fifth largest thrift depository in the six counties we serve there, combined.

The Commercial Bank franchise includes 11 branches of Doral that were acquired on July 26, 2007, pursuant to a purchase and assumption agreement announced on March 15, 2007. The conversion of the Doral branches to the systems used by our commercial bank franchise was completed on July 27, 2007, facilitating the transition for Doral’s customer base.

In connection with the Doral transaction, we also acquired assets of approximately $485 million, including loans of approximately $200 million, and deposits of approximately $370 million at an approximate premium of 2.6%.

At June 30, 2007, we had total assets of $29.6 billion, including total loans of $18.9 billion, and deposits of $13.8 billion, including $6.9 billion of core deposit accounts.

The Post-Merger Repositioning of our Balance Sheet

With the expansion of our franchise early in the second quarter, we initiated the process of repositioning our post-merger balance sheet. While PennFed had total assets of $2.3 billion at the date of acquisition, including loans of $1.7 billion, we sold $1.4 billion of its one-to-four family and home equity loans in the second quarter, including $593.8 million of one-to-four family loans that were sold in securitized form.

A portion of the proceeds from the sale of loans was utilized in the second quarter of 2007 to purchase government agency-backed securities totaling $671.2 million. At the end of the quarter, another portion of the proceeds was used to prepay wholesale borrowings of $330.3 million with an average cost of 5.35%. The prepayment generated a pre-tax charge of $3.2 million, which reduced our second quarter earnings by $2.2 million, or $0.01 per diluted share.

The post-merger repositioning of the balance sheet continued in the third quarter, with the sale of $1.1 billion of lower-yielding mortgage-related securities in July. As a result, and in accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1/124-1, we recorded a significant pre-tax loss of $57.0 million in the second quarter, on the other-than-temporary impairment of those securities. The $57.0 million represents the excess of amortized cost of the securities over fair value at June 30, 2007, and reflects the effect of increases in market yields subsequent to purchase. After-tax, the impairment loss reduced our earnings by $38.7 million, or $0.12 per basic and diluted share, in the second quarter; the sale of the impaired securities generated a pre-tax net loss of $7.5 million in the third quarter of the year.

The Sale of our Atlantic Bank Headquarters

On June 6, 2007, we announced plans to sell the building located at 960 Avenue of the Americas in Manhattan that had served as headquarters for the Atlantic Bank division of the Commercial Bank. As a result of the sale, which was completed on July 16, 2007, our third quarter results will reflect a pre-tax gain of approximately $65.0 million.

Additional Expansion Planned

The growth of our franchise is expected to continue in the fourth quarter of this year with our pending acquisition of Synergy, the parent company of Synergy Bank. On May 13, 2007, we announced the signing of a definitive agreement to acquire Synergy in a transaction valued at $168.4 million, based on the closing price of our stock at that date. Pending the approval of Synergy’s shareholders, and the necessary regulatory approvals, the acquisition will expand our franchise in New Jersey to 53 locations, while adding assets of approximately $932 million, including loans of approximately $731 million, and deposits of approximately $599 million, based on information provided in Synergy’s consolidated statement of condition at June 30, 2007.

Second Quarter 2007 Performance Highlights

Notwithstanding the impact of the post-merger balance sheet repositioning on our second quarter 2007 earnings, we realized several achievements during the three-month period:

Margin Expansion and Net Interest Income Growth

Primarily reflecting a significant increase in prepayment penalty income and the replenishment of our asset mix with higher-yielding assets, our net interest margin expanded 12 basis points on a linked-quarter basis and 15 basis points year-over-year, to 2.44%. In addition, our net interest income grew to $161.1 million in the second quarter, signifying a $14.9 million, or 10.2%, increase from the trailing quarter level and a $17.1 million, or 11.9%, increase from the level recorded in the three months ended June 30, 2006.

Prepayment penalties totaled $22.3 million in the current second quarter, representing an $8.6 million, or 63.0%, linked-quarter increase and a $17.0 million, or 320.8%, increase year-over-year. In addition to the contractual repricing dates of the multi-family loans in our portfolio, the magnitude of the increase in prepayment penalties reflects the rising volume of loans refinancing in the current market, as well as an increase in underlying property sales.

Although the opportunity to refinance loans has increased in the current market, we have opted to restrain our lending rather than compete on irrational terms. Thus, while loan originations totaled $1.0 billion in the current second quarter, the volume was exceeded by repayments of $1.7 billion during this time. Although the average balance of loans consequently declined on a linked-quarter basis, the impact on our second quarter 2007 margin and net interest income was essentially offset by the higher yields produced by our loan portfolio. The average yield on loans rose 30 basis points to 6.44% in the current second quarter, contributing to a 14-basis point rise in the average yield on interest-earning assets to 6.10%. Year-over-year, our average yield on loans and interest-earning assets respectively rose 59 and 48 basis points.

Solid Asset Quality

Another second quarter highlight was the quality of our assets. In addition to recording modest charge-offs of $67,000, we realized significant reductions in our balances of non-performing assets and loans. At June 30, 2007, non-performing assets represented $14.7 million, or 0.05% of total assets, and non-performing loans represented $13.7 million, or 0.07%, of total loans. In addition, the allowance for loan losses represented 641.64% of non-performing loans at the close of the quarter, reflecting the latter reduction as well as the addition of a $2.9 million loan loss allowance in the acquisition of PennFed.

Significant Capital Strength

We also maintained a solid capital position at the close of the second quarter, with stockholders’ equity rising $271.6 million to $4.0 billion, and tangible stockholders’ equity rising $79.3 million to $1.5 billion from the levels recorded at December 31, 2006. At June 30, 2007, our tangible stockholders’ equity equaled 5.57% of tangible assets; excluding after-tax net unrealized losses on securities and the aforementioned after-tax impairment loss from both sides of the equation, the ratio of adjusted tangible stockholders’ equity to adjustable tangible assets rose 14 basis points to 5.80%. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures that appear earlier in this report.)

In addition, the capital position of our subsidiary banks continued to be solid, with both the Community Bank and the Commercial Bank exceeding the requirements for classification as “well capitalized” institutions at June 30, 2007.

Reflecting the strength of our capital, among other factors, the Board of Directors declared a $0.25 per share dividend payable on August 15, 2007 to shareholders of record at the close of business on August 6, 2007.

Largely reflecting the impairment loss, as well as other lesser losses recorded in connection with the post-merger balance sheet repositioning in the second quarter, we recorded second quarter 2007 earnings of $36.0 million or $0.12 per diluted share.

Summary of Financial Condition at June 30, 2007

Loans

While the origination of multi-family loans continues to be our principal lending activity, we continued to diversify our loan portfolio in the second quarter of 2007 with the production of construction, commercial real estate, and other loans. As in the fourth quarter of 2006 and the first quarter of 2007, we opted to refrain from aggressive multi-family lending in the current market, rather than compete for product on irrational terms.

While loan originations totaled $2.2 billion in the first half of the year, including $1.0 billion in the second quarter, repayments totaled $3.2 billion during the six-month period, including second quarter repayments of $1.7 billion. As a result, the loan portfolio declined to $18.9 billion at June 30, 2007, representing 63.9% of total assets, from $19.3 billion, or 68.9% of total assets, at March 31, 2007 and from $19.7 billion, or 69.0% of total assets, at December 31, 2006.

Multi-family Loans

Multi-family loans totaled $13.5 billion at June 30, 2007, a $693.5 million reduction from the March 31st balance and a $990.4 million reduction from the balance at December 31, 2006. The June 30, 2007 balance represented 71.6% of loans outstanding, as compared to 73.8% and 73.9%, respectively, at the prior period-ends. The average multi-family loan had a principal balance of $3.4 million at June 30, 2007 and the portfolio of multi-family loans had an average loan-to-value ratio of 63.2% at that date.

The reduction of the portfolio is indicative of management’s decision to refrain from lending at historic volumes as discussed above. In addition, more property owners have been opting to sell their properties in the current market, rather than refinance them as in the past. Thus, while multi-family loan originations totaled $1.0 billion in the first six months of the year, including $377.8 million in the second quarter, the volume of originations was exceeded by the volume of repayments during these periods. Multi-family loans accounted for 47.0%, of year-to-date originations, and for 37.3% of loans produced in the second quarter, as compared to 64.6% and 48.5%, respectively, in the year-earlier periods.

Multi-family loans are generally made to long-term property owners of rent-regulated buildings who typically utilize the funds they borrow to make improvements to the buildings and the apartments therein. The loans in our portfolio generally feature a term of ten years, with a fixed rate of interest for the first five years of the mortgage, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the “five-year CMT”) plus a margin of 150 basis points. During years six through ten, the borrower has the option of selecting an annually adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 275 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equal to the rate in the initial five-year term. In the first six months of 2007, the five-year CMT had an average rate of 4.70%; the average rate in the second quarter of 2007 was 4.76%.

As improvements are made to the collateral property, New York State and City rent regulations permit an increase in the rents on the apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner has historically opted to refinance the loan, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.2 years at June 30, 2007.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the original loan balance. Prepayment penalties are recorded as interest income and are therefore reflected in our net interest margin. Reflecting an increase in property sales and refinancing activity, the volume of prepayment penalties rose to $22.3 million in the current second quarter from $13.7 million in the trailing quarter and $5.3 million in the second quarter of 2006.

Our emphasis on multi-family loans is driven by several factors, including their structure, which historically has reduced our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family loans has been the historically consistent quality of these assets. We generally consider multi-family loans to involve a modest degree of credit risk as compared to other types of credits, since the loans we make are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and because the rents are typically below market, occupancy levels generally remain more or less constant, even during times of economic adversity.

Commercial Real Estate Loans

Commercial real estate loans represented $3.2 billion, or 17.0%, of total loans at the end of the second quarter, and were up $158.8 million and $99.9 million, respectively, from the balances recorded at March 31, 2007 and December 31, 2006. The PennFed transaction accounted for the bulk of the linked-quarter and year-over-year increases. Commercial real estate loan originations totaled $65.9 million in the second quarter of 2007, boosting the year-to-date volume to $152.8 million, representing 6.9% of total loans produced over the six-month period. At June 30, 2007, the portfolio had an average principal balance of $2.0 million and an average loan-to-value ratio of 57.0%.

We structure our commercial real estate loans along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT, plus a margin ranging from 165 to 175 basis points. For years six through ten, the borrower has the option of selecting an annually adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 300 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points generally being charged on loans that refinance in the first year, scaling down to one percentage point on loans that refinance in year five. Our commercial real estate loans tend to refinance within three to four years of origination, and the expected weighted average life of the portfolio was 3.5 years at June 30, 2007.

Construction Loans

Construction loans totaled $1.1 billion at the close of the second quarter and were up $23.7 million, or 2.1%, from the balance at March 31, 2007 and $42.0 million, or 3.8%, from the balance at December 31, 2006. The balance at June 30, 2007 reflects year-to-date originations of $378.0 million, including second quarter originations of $233.5 million, as well as loans acquired in the transaction with PennFed.

Our construction loans typically feature shorter terms than our multi-family and commercial real estate credits, and are generally originated for the construction of residential subdivisions, owner-occupied one-to-four family homes under contract, multi-family buildings, and commercial real estate properties that primarily are located in the New York metropolitan area.

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

One-to-four Family Loans

Largely reflecting loans acquired in the PennFed transaction, the balance of one-to-four family loans totaled $283.7 million at June 30, 2007, signifying a $62.7 million increase from the balance at March 31, 2007 and a $53.2 million increase from the balance at December 31, 2006.

Other Loans

Primarily as a result of the PennFed transaction, other loans rose to $736.8 million at June 30, 2007, a $78.4 million increase from the March 31, 2007 balance and a $60.0 million increase from the balance recorded at December 31, 2006. Commercial and industrial (“C&I”) loans accounted for $630.5 million, or 85.6%, of the “other loan” balance at the close of the second quarter, as compared to $627.3 million, representing 95.3% of other loans, at March 31, 2007 and $643.1 million, representing 95.0% of other loans, at December 31, 2006. The Company originated $584.4 million of other loans in the first six months of 2007, including $302.9 million in the second quarter. C&I loans accounted for $567.6 million and $294.0 million of the respective amounts.

A broad range of C&I loans, both collateralized and uncollateralized, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is generally tied to the prime rate of interest.

Asset Quality

The Company’s solid record of asset quality was extended in the second quarter of 2007, as the balance of non-performing assets declined to $14.7 million at June 30, 2007 from $25.5 million and $22.5 million, respectively, at March 31, 2007 and December 31, 2006. The June 30th amount was equivalent to 0.05% of total assets, an improvement from 0.09% and 0.08%, respectively, at the earlier dates. The reduction was primarily due to the repayment of a construction loan of $10.7 million that had been acquired in our merger with Roslyn Bancorp, Inc. (“Roslyn”) in October 2003 and that had been on non-accrual status since the second quarter of 2005.

Included in non-performing assets at June 30, 2007 were non-performing loans of $13.7 million, down $10.9 million and $7.5 million, respectively, from the balances recorded at March 31, 2007 and December 31, 2006. Reflecting these decreases, the ratio of non-performing loans to total loans was 0.07% at the end of the second quarter, as compared to 0.13% and 0.11%, respectively, at the earlier dates.

The balance of non-performing assets also includes properties that are acquired through foreclosure, which are classified as “other real estate owned” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. Other real estate owned totaled $994,000 at June 30, 2007, a $95,000 increase from the balance at March 31, 2007, and a $347,000 reduction from the balance at year-end 2006. As such properties are marketed at prices that exceed the respective loan carrying values, we do not expect to incur a loss of principal when such properties are sold.

Reflecting year-to-date charge-offs of $135,000, including $67,000 in the second quarter, and the addition of a $2.9 million loan loss allowance in connection with the acquisition of PennFed, the allowance for loan losses totaled $88.1 million at June 30, 2007, as compared to $85.3 million and $85.4 million, respectively, at March 31, 2007 and December 31, 2006. The respective amounts were equivalent to 0.47%, 0.44%, and 0.43% of total loans and to 641.64%, 346.62%, and 402.72% of non-performing loans at the respective dates. The increase in the ratio of the allowance for loan losses to non-performing loans not only reflects the increase in the allowance but also the significant decline in non-performing loans in the second quarter of the year.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at June 30, 2007 and December 31, 2006:

(dollars in thousands)	At or For the Six Months Ended June 30, 2007	At or For the Year Ended December 31, 2006
Allowance for Loan Losses:
Balance at beginning of period	$85,389	$79,705
Allowance acquired in merger transactions	2,927	6,104
Charge-offs	(135)	(420)

Balance at end of period	$88,181	$85,389

Non-performing Assets:
Non-accrual mortgage loans	$10,710	$18,072
Other non-accrual loans	3,033	3,131

Total non-accrual loans	13,743	21,203
Other real estate owned	994	1,341

Total non-performing assets	$14,737	$22,544

Ratios:
Non-performing loans to total loans	0.07%	0.11%
Non-performing assets to total assets	0.05	0.08
Allowance for loan losses to non-performing loans	641.64	402.72
Allowance for loan losses to total loans	0.47	0.43

Securities

Securities represented $5.7 billion, or 19.2%, of total assets at June 30, 2007, as compared to $4.7 billion, or 16.9%, of total assets at March 31, 2007 and $4.9 billion, or 17.3%, of total assets at December 31, 2006. The increase reflects securities acquired in the PennFed transaction, as well as our purchase of securities totaling $671.2 million with a portion of the proceeds from the sale of PennFed’s one-to-four family loan portfolio. The vast majority of the purchased securities were government agency-backed securities.

Available-for-sale securities represented $2.8 billion, or 48.3%, of total securities at the close of the second quarter, and were up $832.5 million, or 43.4%, from the balance at March 31, 2007 and $811.1 million, or 41.8%, from the balance at December 31, 2006. The remainder of the securities portfolio consisted of held-to-maturity securities totaling $2.9 billion, signifying a three-month increase of $118.1 million and a six-month reduction of $44.7 million.

Mortgage-related securities represented $2.0 billion, or 73.4%, of available-for-sale securities at the close of the second quarter, and $1.3 billion, or 44.4%, of securities held to maturity. Other securities accounted for the remaining $732.5 million of available-for-sale securities and for the remaining $1.6 billion of held-to-maturity securities.

At June 30, 2007, the respective market values of mortgage-related securities and other securities held to maturity were $1.2 billion and $1.6 billion, representing 91.0% and 98.8% of the respective carrying values at that date.

The estimated weighted average life of the available-for-sale securities portfolio was 6.0 years at the close of the second quarter, as compared to 4.9 years at March 31, 2007 and 4.7 years at December 31, 2006. The estimated weighted average life of available-for-sale mortgage-related securities was 4.6 years, 4.2 years, and 4.2 years at the corresponding dates.

At June 30, 2007, the after-tax net unrealized loss on available-for-sale securities totaled $17.9 million, signifying a reduction of $17.3 million from the level recorded at the trailing quarter-end. The reduction was primarily attributable to the aforementioned loss on the other-than-temporary impairment of securities recorded in the second quarter, which equaled $57.0 million on a pre-tax basis and $38.7 million, or $0.12 per diluted share, after-tax. The impaired securities totaled $1.1 billion and were subsequently sold in July. Reflecting the sale, our third quarter non-interest income will include a pre-tax loss of $7.5 million on the sale of securities.

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

Loans generated cash flows of $4.6 billion in the first six months of 2007, including $3.1 billion in the second quarter of the year. Loan repayments accounted for $3.2 billion and $1.7 billion of the respective totals, with loan sales representing $1.4 billion and $19.5 million, respectively.

Securities generated cash flows of $992.5 million in the first six months of 2007, including $766.0 million in the second quarter of the year. Sales accounted for $603.6 million of the cash flows generated in the second quarter, with repayments accounting for $162.3 million of the second quarter amount. For the six months ended June 30, 2007, repayments totaled $388.8 million.

Primarily as a result of the PennFed transaction, deposits rose to $13.8 billion at June 30, 2007, signifying a $1.4 billion, or 10.9%, increase from the balance recorded at March 31, 2007 and a $1.2 billion, or 9.1%, increase from the balance recorded at December 31, 2006. PennFed had $1.6 billion of deposits at the date of acquisition, including certificates of deposit (“CDs”) of $1.0 billion and core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) of $584.0 million.

CDs accounted for $6.9 billion, or 50.0%, of total deposits at June 30, 2007, and were up $805.2 million and $936.9 million, respectively, from the balances recorded at March 31, 2007 and December 31, 2006.

Core deposits represented the remaining $6.9 billion, or 50.0%, of total deposits at the end of the second quarter, as compared to $6.3 billion, or 51.1%, at the close of the trailing quarter, and $6.7 billion, or 52.9%, at year-end 2006. The linked-quarter increase stemmed from a $333.5 million rise in NOW and money market accounts to $3.1 billion; a $186.2 million rise in savings accounts to $2.6 billion, and a $30.4 million rise in non-interest-bearing accounts to $1.2 billion. The six-month increase was the net effect of a $184.3 million rise in savings accounts, a $65.9 million rise in non-interest-bearing accounts, and a $36.8 million decrease in NOW and money market accounts.

Brokered deposits totaled $1.0 billion at the close of the second quarter, up $22.0 million and $65.9 million from the balances recorded at March 31, 2007 and December 31, 2006, respectively. Although the PennFed transaction added $47.2 million to the balance of brokered CDs at June 30, 2007, brokered CDs rose a modest $7.5 million during the quarter to $589.9 million at June 30, 2007. Over the six months ended June 30, 2007, the balance rose $310.8 million.

Brokered money market accounts totaled $419.8 million at June 30, 2007, reflecting a three-month increase of $14.5 million, and a six-month reduction of $244.9 million.

Borrowed funds totaled $11.6 billion at the close of the second quarter, up $91.4 million from the balance at March 31, 2007 and down $309.1 million from the balance at December 31, 2006. Wholesale borrowings accounted for $10.7 billion of the June 30th balance, up $46.8 million from the balance at the close of the trailing quarter and down $353.2 million from the balance at year-end. Federal Home Loan Bank of New York (“FHLB-NY”) advances accounted for $7.0 billion of the balance at June 30, 2007, with repurchase agreements accounting for the remaining $3.7 billion.

While we reduced our balance of wholesale borrowings by $452.6 million in the second quarter, the PennFed transaction added $499.4 million to the balance recorded at the second quarter-end. During the quarter, we prepaid $330.3 million of wholesale borrowings with an average cost of 5.35%, resulting in a pre-tax charge of $3.2 million, which was recorded in second quarter 2007 non-interest expense. Wholesale borrowings represented 36.2% of total assets at June 30, 2007, down from 38.1% and 38.9% of total assets at March 31, 2007 and December 31, 2006.

Also reflected in the balance of borrowed funds at June 30, 2007 were junior subordinated debentures of $500.7 million, including $45.6 million acquired in the transaction with PennFed. Senior debt and preferred stock of subsidiaries accounted for the remaining $353.0 million of borrowed funds at quarter-end.

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

To manage our interest rate risk, we have been pursuing the following strategies: (1) emphasizing the origination and retention of intermediate-term assets, including multi-family, commercial real estate, and construction loans; (2) originating one-to-four family loans on a pass-through basis and selling them without recourse; (3) selling lower-yielding securities and utilizing the cash flows to fund loan production, purchase higher-yielding securities, or to reduce our higher-cost funding sources, such as wholesale borrowings and brokered deposits; (4) increasing the prevalence of deposits within our mix of funding sources; (5) repositioning our wholesale borrowings to reduce the interest rate and extend the call date or maturity; and (6) engaging in merger transactions with other financial institutions in order to replace our higher-cost wholesale funding sources with lower-cost deposits, including non-interest-bearing accounts.

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

At June 30, 2007, our one-year gap was a negative 6.91%, a reduction from a negative 7.71% at March 31, 2007 and a negative 11.66% at December 31, 2006.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2007 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 20% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At June 30, 2007
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$3,011,820	$4,214,171	$7,212,028	$3,666,274	$742,766	$57,315	$18,904,374
Mortgage-related securities(2)(3)	1,249,539	247,544	553,132	428,188	560,197	286,248	3,324,848
Other securities(2)	466,850	126,081	114,644	998,814	965,924	81,100	2,753,413
Money market investments	838,667	—	—	—	—	—	838,667

Total interest-earning assets	5,566,876	4,587,796	7,879,804	5,093,276	2,268,887	424,663	25,821,302

INTEREST-BEARING LIABILITIES:
Savings accounts	32,230	96,691	238,826	215,540	1,109,879	885,248	2,578,414
NOW and Super NOW accounts	9,222	27,666	68,335	61,672	317,568	253,295	737,758
Money market accounts	112,143	476,045	645,944	413,404	711,974	22,967	2,382,477
Certificates of deposit	2,368,373	2,671,788	1,620,363	126,880	94,055	—	6,881,459
Borrowed funds	3,597,740	2,810,463	2,378,785	1,274,507	1,120,068	389,357	11,570,920

Total interest-bearing liabilities	6,119,708	6,082,653	4,952,253	2,092,003	3,353,544	1,550,867	24,151,028

Interest rate sensitivity gap per period(4)	$(552,832)	$(1,494,857)	$2,927,551	$3,001,273	$(1,084,657)	$(1,126,204)	$1,670,274

Cumulative interest sensitivity gap	$(552,832)	$(2,047,689)	$879,862	$3,881,135	$2,796,478	$1,670,274

Cumulative interest sensitivity gap as a percentage of total assets	(1.87)%	(6.91)%	2.97%	13.10%	9.44%	5.64%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	90.97	83.22	105.13	120.17	112.37	106.92

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

To monitor our overall sensitivity to changes in interest rates, we model the effect of instantaneous increases and decreases in interest rates on our assets and liabilities. At June 30, 2007, a 200-basis point increase in interest rates would have reduced the NPV approximately 18.32%, as compared to 16.10% at December 31, 2006. While the NPV analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

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

The following table reflects, based on the information and assumptions in effect at June 30, 2007, the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(6.57)%
+ 100 over one year	(2.90)
- 100 over one year	2.89
- 200 over one year	4.11

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

Our principal investing activity is mortgage loan production, typically with a focus on the origination of multi-family loans. This quarter’s loan production, while substantial, was exceeded by the volume of loan repayments, as previously discussed under “Loans.” Additional liquidity was provided by the sale of one-to-four family loans acquired in the PennFed transaction. As previously discussed under “Securities” and “Funding Sources,” a portion of the cash flows produced through the sale of acquired assets was used to purchase securities and to pay down wholesale borrowings. Partly reflecting these actions, our investing activities provided net cash of $2.1 billion during the six months ended June 30, 2007, and our financing activities used net cash of $1.5 billion. Our operating activities provided net cash of $190.8 million during this time.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. Our most liquid assets are cash and cash equivalents, which totaled $1.1 billion at June 30, 2007, as compared to $230.8 million at December 31, 2006. The significant increase in liquidity reflects the remainder of the cash flows produced through the sale of one-to-four family loans acquired in the PennFed transaction which were primarily invested in overnight federal funds at June 30, 2007, pending their deployment into higher-yielding loans and securities. Additional liquidity is available through our approved line of credit with the FHLB-NY and our portfolio of available-for-sale securities.

CDs due to mature in one year or less from June 30, 2007 totaled $5.0 billion. While our ability to retain and attract CDs depends on various factors, including the competitiveness of the terms and interest rates we offer, our desire to retain and attract CDs depends on our need for such funding, and the availability and attractiveness of other sources of funds. For example, the infusion of deposits through an acquisition could reduce our need to compete for term deposits, particularly in a rising rate environment.

Off-balance Sheet Arrangements and Contractual Commitments

At June 30, 2007, we had outstanding mortgage loan commitments of $664.0 million, including $256.8 million of multi-family loans. We also had outstanding letters of credit totaling $82.7 million at the close of the second quarter, a $3.6 million increase from the balance at December 31, 2006. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements, including leases on certain branches that were acquired in the transaction with PennFed. As the impact of these leases is not material, the amounts involved in our operating lease and license agreements at June 30, 2007 remained comparable to the amounts recorded at December 31, 2006, as disclosed in our 2006 Annual Report on Form 10-K.

Capital Position

Stockholders’ equity totaled $4.0 billion at June 30, 2007, a $250.0 million increase from the March 31, 2007 balance and a $271.6 million increase from the balance at December 31, 2006. The June 30, 2007 amount was equivalent to 13.37% of total assets and a book value of $12.67 per share, based on 312,572,289 shares; the December 31, 2006 amount was equivalent to 12.95% of total assets and a book value of $12.56 per share, based on 293,890,372 shares.

We calculate book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at June 30, 2007 and December 31, 2006 was 1,279,957 and 1,460,564, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

The increase in stockholders’ equity was largely attributable to our issuance of 15,977,941 shares of common stock, with a value of $255.9 million, in connection with the PennFed acquisition on April 2, 2007.

Excluding goodwill of $2.3 billion and CDI of $116.2 million, we reported tangible stockholders’ equity of $1.5 billion at June 30, 2007, equivalent to 5.57% of tangible assets and a tangible book value of $4.85 per share. At December 31, 2006, we reported tangible stockholders’ equity of $1.4 billion, equivalent to 5.47% of tangible assets and a tangible book value of $4.88 per share.

Excluding the $38.7 million after-tax loss on the other-than-temporary impairment of securities, as well as after-tax net unrealized losses on securities of $25.9 million, our adjusted tangible stockholders’ equity was equivalent to 5.80% of adjusted tangible assets at June 30, 2006. Excluding after-tax net unrealized losses on securities of $52.1 million, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 5.66% at December 31, 2006. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related measures that appear earlier in this report.)

In addition to the aforementioned issuance of shares, our tangible stockholders’ equity was supported by six-month 2007 net income of $100.8 million and a $24.9 million reduction in after-tax net unrealized losses on available-for-sale securities to $17.9 million. These contributing factors were partially offset by the payment of a $0.25 per share dividend to shareholders in both February and May 2007, which amounted to $151.5 million.

Consistent with our historic performance, our capital levels exceeded the minimum federal requirements for a bank holding company at June 30, 2007. On a consolidated basis, our leverage capital equaled $2.2 billion, representing 8.10% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $2.2 billion and $2.3 billion, representing 12.83% and 13.42%, respectively, of risk-weighted assets. At December 31, 2006, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $2.1 billion, $2.1 billion, and $2.2 billion, representing 8.14% of adjusted average assets, 11.76% of risk-weighted assets, and 12.31% of risk-weighted assets, respectively.

In addition, as of June 30, 2007, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2007 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At June 30, 2007
	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,246,043	8.10%	$2,246,043	12.83%	$2,349,224	13.42%
Regulatory capital requirement	1,109,605	4.00	700,333	4.00	1,400,665	8.00

Excess	$1,136,438	4.10%	$1,545,710	8.83%	$948,559	5.42%

Regulatory Capital Analysis (New York Community Bank)

	At June 30, 2007
	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,970,759	7.73%	$1,970,759	12.50%	$2,051,573	13.01%
Regulatory capital requirement	1,020,225	4.00	630,691	4.00	1,261,382	8.00

Excess	$950,534	3.73%	$1,340,068	8.50%	$790,191	5.01%

Regulatory Capital Analysis (New York Commercial Bank)

	At June 30, 2007
	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$292,926	11.21%	$292,926	17.02%	$300,295	17.45%
Regulatory capital requirement	104,493	4.00	68,830	4.00	137,660	8.00

Excess	$188,433	7.21%	$224,096	13.02%	$162,635	9.45%

Earnings Summary for the Three Months Ended June 30, 2007

In the second quarter of 2007, our earnings were impacted by a confluence of factors. On the positive side, net interest income rose $17.1 million year-over-year to $161.1 million, while fee income and other income rose $979,000 and $537,000, respectively, to $10.7 million and $8.7 million. Although the PennFed acquisition contributed to each of these increases, the rise in net interest income was largely attributable to the $17.0 million increase in prepayment penalty income to $22.3 million and the replenishment of the interest-earning asset mix with higher-yielding loans and securities. These favorable factors were partly offset by a $14.5 million increase in operating expenses to $75.6 million and a $1.4 million increase in CDI amortization to $5.8 million. The increase in operating expenses was primarily due to the addition of 24 branches in connection with the PennFed acquisition and the expense relating to our management incentive and compensation plans. The increase in CDI amortization reflects the additional CDI recorded in connection with the acquisition of PennFed.

While our second quarter 2007 earnings partly reflect the benefit of the PennFed acquisition, they also reflect the impact of the related post-merger balance sheet repositioning. In connection with the sale of $1.1 billion of lower-yielding mortgage-related securities in July 2007, we recorded a significant after-tax loss of $38.7 million, or $0.12 per diluted share, on the other-than-temporary impairment of securities in the second quarter of the year. The impact of the impairment loss was nominally tempered by an after-tax gain of $6.2 million, or $0.02 per diluted share, on the post-merger sale of securities.

We also recorded an after-tax charge of $2.2 million, or $0.01 per diluted share, for the prepayment of wholesale borrowings in the current second quarter, and an after-tax loss on debt redemption of $1.3 million in connection with the early redemption of Haven Capital Trust I (“Haven Trust I”) and Roslyn Preferred Trust I (“Roslyn Trust I”), as discussed earlier in this report.

Reflecting the combined impact of these various factors, our earnings equaled $36.0 million, or $0.12 per basic and diluted share, in the current second quarter, as compared to $50.6 million, or $0.18 per basic and diluted share, in the three months ended June 30, 2006. Included in the second quarter 2006 amount was an after-tax charge of $18.8 million, or $0.06 per share, for the prepayment of wholesale borrowings following the acquisition of Atlantic Bank on April 28, 2006.

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

The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds from one another), as it deems necessary. The FOMC raised the federal funds rate four times in the first six months of last year, bringing the rate from 4.25% to 4.75% in the first quarter and to 5.25% at June 29, 2006, where it has since remained.

While the federal funds rate drives the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically driven by intermediate-term market interest rates. As previously indicated, the pricing of our multi-family and commercial real estate loans is based upon the five-year CMT. The five-year CMT averaged 4.76% in the current quarter, reaching a low of 4.51% on April 30, 2007 and a high of 5.18% on June 12, 2007.

In the second quarter of 2007, our net interest income rose to $161.1 million, signifying a linked-quarter increase of $14.9 million and a year-over-year increase of $17.1 million, or 11.9%. The linked-quarter increase was the net effect of a $31.6 million rise in interest income to $401.0 million and a $16.7 million rise in interest expense to $239.9 million. The year-over-year increase in net interest income was the net effect of a $48.9 million, or 13.9%, rise in interest income and a $31.8 million, or 15.3%, rise in interest expense.

The linked-quarter and year-over-year increases in net interest income were largely due to the increase in property sales and refinancing activity in the multi-family sector, which resulted in an increase in prepayment penalty income, a reduction in lower-yielding loans, and the replenishment of the asset mix with higher-yielding loans and securities. Prepayment penalties contributed $22.3 million to interest income in the current second quarter, as compared to $13.7 million and $5.3 million, respectively, in the trailing and year-earlier three months. The linked-quarter increase in net interest income also reflects the benefit of the interest-earning assets acquired in the PennFed transaction, and the stability of the Company’s cost of funds despite the merger-related increase in deposits and borrowed funds.

Year-over-Year Comparison

The year-over-year increase in interest income was driven by a $1.2 billion rise in the average balance of interest-earning assets to $26.3 billion, together with a 48-basis point rise in the average yield to 6.10%. The rise in the average balance was largely attributable to organic loan production and also reflects the benefit of the loans acquired with PennFed. The higher yield was primarily due to the aforementioned increase in prepayment penalty income, the reduction in lower-yielding assets, and the replenishment of the loan portfolio with higher-yielding loans.

The interest income produced by loans rose $36.4 million year-over-year to $313.5 million, driven by a $529.3 million increase in the average balance to $19.5 billion and a 59-basis point increase in the average yield to 6.44%. During this time, the interest income produced by securities fell $1.3 million to $73.3 million, the net effect of a $380.1 million reduction in the average balance to $5.7 billion and a 23-basis point rise in the average yield to 5.12%.

The year-over-year increase in interest expense was driven by a $1.3 billion rise in the average balance of interest-bearing liabilities to $24.7 billion, together with a 34-basis point rise in the average cost of funds to 3.90%. In addition to an increase in higher cost funding, the rise in interest expense reflects a reduction in the mark-to-market accretion on the borrowed funds acquired in our merger with Roslyn on October 31, 2003.

The interest expense produced by interest-bearing deposits rose $18.1 million year-over-year to $112.9 million, the result of a $490.7 million increase in the average balance to $12.9 billion and a 45-basis point increase in the average cost to 3.51%. The bulk of the increase was produced by CDs, which averaged $7.0 billion in the current second quarter, as compared to $5.9 billion in the year-earlier three months. Reflecting the higher average balance and a 53-basis point increase in the average cost to 4.60%, CDs generated second quarter 2007 interest expense of $80.3 million, up $20.9 million from the year-earlier amount.

The interest expense produced by NOW and money market accounts, meanwhile, declined by $5.6 million to $25.2 million, the combined effect of a $674.1 million reduction in the average balance to $3.1 billion and a one-basis point decline in the average cost of such funds to 3.24%. Savings accounts produced second quarter 2007 interest expense of $7.3 million, an increase of $2.9 million, the combined result of a $35.6 million rise in the average balance to $2.6 billion and a 43-basis point rise in the average cost to 1.12%. In addition, the average balance of non-interest-bearing deposits declined by $54.8 million to $1.2 billion year-over-year.

Borrowed funds generated second quarter 2007 interest expense of $127.0 million, a $13.7 million increase from the level recorded in the second quarter of 2006. The year-over-year rise was attributable to a $763.8 million increase in the average balance to $11.8 billion and a 20-basis point increase in the average cost of such funds to 4.33%.

Net Interest Margin and Interest Rate Spread

The preceding factors also contributed to the year-over-year expansion of our interest rate spread and net interest margin, which equaled 2.20% and 2.44%, respectively, in the current second quarter, as compared to 2.06% and 2.29%, respectively, in the second quarter of 2006.

Linked-Quarter Comparison

The linked-quarter increase in interest income was driven by a 14-basis point rise in the average yield on interest-earning assets combined with a $1.5 billion rise in the average balance of interest-earning assets over the three-month period. The higher yield largely reflects the $8.6 million increase in prepayment penalties recorded during the quarter and, to a lesser extent, the replenishment of our asset mix with higher-yielding loans. The decline in the average balance was attributable to management’s decision to limit loan production in the current market.

While the average balance of loans declined $26.5 million on a linked-quarter basis, the average yield on such assets rose 30 basis points for the reasons cited above. As a result, the interest income produced by loans rose $15.0 million in the current second quarter from the level recorded in the first quarter of the year. The interest income produced by securities rose $2.6 million during the quarter, the net effect of a $415.7 million increase in the average balance and a 21-basis point reduction in the average yield. The linked-quarter rise in the average balance reflects securities acquired in the PennFed transaction, as well as securities that were subsequently purchased with the proceeds from the sale of PennFed’s one-to-four family loans.

The linked-quarter increase in interest expense was largely driven by a $1.4 billion rise in the average balance of interest-bearing liabilities as the average cost of funds rose modestly, by one basis point. The higher average balance was primarily attributable to a $1.3 billion increase in the average balance of interest-bearing deposits, including a $187.4 million increase in average NOW and money market accounts and an $870.4 million increase in the average balance of CDs. The interest expense produced by NOW and money market accounts rose $1.3 million linked-quarter, the net effect of the higher average balance and a five-basis point decline in the average cost of such funds. The interest expense produced by CDs rose $10.1 million during the quarter, the net effect of the increase in the average balance and a five-basis point reduction in the average cost. The interest expense produced by savings accounts meanwhile rose $1.6 million, the combined effect of a $215.0 million increase in the average balance and a 16-basis point increase in the average cost. The latter increase primarily reflects savings accounts acquired in the PennFed transaction. In addition, the average balance of non-interest-bearing deposits rose $105.1 million in the second quarter of 2007.

The interest expense produced by borrowed funds rose $3.7 million linked-quarter, reflecting an $87.1 million increase in the average balance and a five-basis point increase in the average cost of such funds. The increase was attributable to the PennFed acquisition, which contributed borrowed funds of $569.3 million at the acquisition date. As the aforementioned prepayment of wholesale borrowings did not take place until the end of the second quarter, the benefit of this action is not reflected in the Company’s second quarter interest expense.

Reflecting the same factors that contributed to the linked-quarter growth of net interest income, our spread and margin rose 13 and 12 basis points, respectively, in the three months ended June 30, 2007.

The level of prepayment penalty income in any given quarter depends on the volume of multi-family loans that refinance or prepay during that time. Such activity is largely dependent on current market conditions, including real estate values; the perceived direction of market interest rates; and the contractual repricing and maturity dates of the loans. Accordingly, the level of prepayment penalties is unpredictable in nature. While the amount of prepayment penalty income received in the first half of this year has already exceeded the amount received in the prior year’s four quarters, the level of prepayment penalty income received in the second half of 2007 may or may not differ significantly from the level received in the first half of the year.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,
	2007				2006
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,465,563	$313,469	6.44%		$18,936,269	$277,057	5.85%
Securities (2) (3)	5,724,322	73,319	5.12		6,104,410	74,610	4.89
Money market investments	1,126,275	14,221	5.06		44,104	478	4.35

Total interest-earning assets	26,316,160	401,009	6.10		25,084,783	352,145	5.62
Non-interest-earning assets	3,793,709				3,466,536

Total assets	$30,109,869				$28,551,319

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,129,495	$25,246	3.24%		$3,803,638	$30,834	3.25%
Savings accounts	2,618,547	7,310	1.12		2,582,918	4,434	0.69
Certificates of deposit	6,997,582	80,334	4.60		5,866,922	59,475	4.07
Mortgagors’ escrow	166,731	34	0.08		168,149	56	0.13

Total interest-bearing deposits	12,912,355	112,924	3.51		12,421,627	94,799	3.06
Borrowed funds	11,757,489	127,003	4.33		10,993,660	113,330	4.13

Total interest-bearing liabilities	24,669,844	239,927	3.90		23,415,287	208,129	3.56
Non-interest-bearing deposits	1,201,180				1,255,955
Other liabilities	321,978				304,203

Total liabilities	26,193,002				24,975,445
Stockholders’ equity	3,916,867				3,575,874

Total liabilities and stockholders’ equity	$30,109,869				$28,551,319

Net interest income/interest rate spread		$161,082	2.20%			$144,016	2.06%

Net interest-earning assets/net interest margin	$1,646,316		2.44%		$1,669,496		2.29%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended
	June 30, 2007				March 31, 2007
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,465,563	$313,469	6.44%		$19,492,078	$298,467	6.14%
Securities (2) (3)	5,724,322	73,319	5.12		5,308,608	70,688	5.33
Money market investments	1,126,275	14,221	5.06		20,341	246	4.90

Total interest-earning assets	26,316,160	401,009	6.10		24,821,027	369,401	5.96
Non-interest-earning assets	3,793,709				3,413,781

Total assets	$30,109,869				$28,234,808

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,129,495	$25,246	3.24%		$2,942,119	$23,902	3.29%
Savings accounts	2,618,547	7,310	1.12		2,403,504	5,701	0.96
Certificates of deposit	6,997,582	80,334	4.60		6,127,205	70,228	4.65
Mortgagors’ escrow	166,731	34	0.08		120,250	33	0.11

Total interest-bearing deposits	12,912,355	112,924	3.51		11,593,078	99,864	3.49
Borrowed funds	11,757,489	127,003	4.33		11,670,369	123,349	4.28

Total interest-bearing liabilities	24,669,844	239,927	3.90		23,263,447	223,213	3.89
Non-interest-bearing deposits	1,201,180				1,096,095
Other liabilities	321,978				269,716

Total liabilities	26,193,002				24,629,258
Stockholders’ equity	3,916,867				3,605,550

Total liabilities and stockholders’ equity	$30,109,869				$28,234,808

Net interest income/interest rate spread		$161,082	2.20%			$146,188	2.07%

Net interest-earning assets/net interest margin	$1,646,316		2.44%		$1,557,580		2.32%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

The provision for loan losses is based on management’s assessment of the adequacy of the loan loss allowance. This assessment, made periodically, considers several factors, including the current and historic performance of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs; regulatory guidance; local economic conditions; and the direction of real estate values.

As a result of said assessment, no provision for loan losses was recorded in the three months ended June 30, 2007, March 31, 2007, or December 31, 2006. As previously indicated in the earlier asset quality discussion, non-performing loans represented $13.7 million, or 0.07%, of total loans at June 30, 2007, as compared to $24.6 million and $21.2 million, representing 0.13% and 0.11% of total loans, at March 31, 2007 and December 31, 2006, respectively. Furthermore, charge-offs totaled $67,000 in the current second quarter, as compared to $68,000 and $99,000 in the prior periods. In each case, the charge-offs consisted of consumer loans and other unsecured credits that were acquired in various merger transactions.

Reflecting the addition of a $2.9 million loan loss allowance in connection with the PennFed transaction, which more than offset the aforementioned charge-offs, our allowance for loan losses totaled $88.2 million at June 30, 2007, representing 641.64% of non-performing loans and 0.47% of total loans.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with our earlier discussion of asset quality.

Non-interest (Loss) Income

Non-interest income largely consists of fee income (comprised primarily of fees related to retail deposits); income generated by our investment in bank-owned life insurance (“BOLI”); and other income, which primarily includes the revenues produced through the sale of third-party investment products and by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

Primarily reflecting the aforementioned loss of $57.0 million on the other-than-temporary impairment of mortgage-related securities, we recorded a non-interest loss of $23.9 million in the current second quarter, as compared to non-interest income of $24.1 million and $23.7 million in the trailing and year-earlier three months. The current second quarter amount also includes a $1.8 million loss on debt redemption that was recorded in connection with the early redemption of Haven Trust I and Roslyn Trust I. The loss on debt redemption and the impairment loss were modestly offset by a $9.2 million net gain on the sale of securities during the three-month period.

Reflecting the benefit of the PennFed transaction, fee income totaled $10.7 million in the current second quarter, signifying a linked-quarter increase of $994,000 and a year-over-year increase of $979,000. BOLI income also rose, to $6.3 million, primarily reflecting the BOLI acquired in the PennFed transaction, which amounted to $32.1 million. In addition, other income rose to $8.7 million, signifying a linked-quarter increase of $406,000 and a year-over-year increase of $537,000. The growth of other income was fueled by an increase in revenues from PBC and the sale of third-party investment products, which exceeded an expected decline in income from our real estate joint venture in Mt. Sinai, New York. As this real estate joint venture was completed in the fourth quarter of 2006, no further income is expected from this source.

The following table summarizes the components of non-interest (loss) income for the three months ended June 30, 2007, March 31, 2007, and June 30, 2006:

	For the Three Months Ended
(in thousands)	June 30, 2007	March 31, 2007	June 30, 2006
Fee income	$10,747	$9,753	$9,768
Net gain on sale of securities	9,195	—	—
Loss on debt redemption	(1,848)	—	—
Loss on other-than-temporary impairment of securities	(56,958)	—	—
BOLI	6,283	6,082	5,776
Other income:
PBC	3,755	3,581	3,354
Third-party investment product sales	2,690	2,172	1,749
Gain on sale of 1-4 family and other loans	359	172	158
Joint venture income	—	2	925
Other	1,848	2,319	1,929

Total other income	8,652	8,246	8,115

Total non-interest (loss) income	$(23,929)	$24,081	$23,659

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our merger transactions.

Our second quarter 2007 non-interest expense reflects the impact of the PennFed acquisition, which resulted in the expansion of our Community Bank staff and franchise and an increase in CDI. In addition, we began expensing for grants of our common stock and cash-based compensation in 2007, in connection with our stock and management incentive compensation plans.

Reflecting these factors, together with the aforementioned $3.2 million charge for the prepayment of wholesale borrowings, recorded in operating expenses, we recorded total non-interest expense of $84.6 million in the current second quarter, as compared to $74.3 million and $93.2 million, respectively, in the trailing and year-earlier three months.

Operating expenses accounted for $75.6 million of non-interest expense in the three months ended June 30, 2007, as compared to $69.3 million and $61.1 million, respectively, in the three months ended March 31, 2007 and June 30, 2006. Included in the second quarter 2007 amount was compensation and benefits expense of $39.6 million, as compared to $37.2 million and $32.5 million, respectively, in the earlier periods. Largely reflecting the impact of the PennFed transaction, the number of full-time equivalent employees rose to 2,626 at June 30, 2007 from 2,470 at June 30, 2006.

Reflecting the addition of the 24 PennFed branches, occupancy and equipment expense totaled $17.5 million in the current second quarter, up $2.4 million and $3.5 million, respectively, from the trailing-quarter and year-earlier amounts. Similarly, the level of G&A expense rose to $18.2 million, signifying a linked-quarter increase of $1.1 million and a year-over-year increase of $3.5 million.

CDI amortization totaled $5.8 million in the current second quarter, up $821,000 on a linked-quarter basis and $1.4 million year-over-year. The linked-quarter increase reflects the amortization of the $20.6 million in CDI that stemmed from the PennFed transaction; the year-over-year increase also reflects the CDI stemming from the Atlantic Bank transaction on April 28, 2006.

Income Tax Expense

Primarily reflecting the impact of the aforementioned impairment loss on our pre-tax earnings, we recorded income tax expense of $16.6 million in the current second quarter, down $14.5 million from the trailing-quarter level and down $7.3 million year-over-year. Pre-tax income amounted to $52.5 million in the current second quarter, signifying a linked-quarter decline of $43.4 million and a year-over-year decline of $21.9 million. In addition, the effective tax rate equaled 31.54% in the second quarter of 2007, as compared to 32.43% and 32.05%, respectively, in the earlier periods.

Please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Six Months Ended June 30, 2007

We recorded earnings of $100.8 million, or $0.33 per basic and diluted share, in the six months ended June 30, 2007 as compared to $117.0 million, or $0.42 per basic and diluted share, in the six months ended June 30, 2006. In the current six-month period, our earnings were reduced by the losses recorded in the second quarter, including the after-tax impairment loss of $38.7 million; the after-tax loss on debt redemption of $1.3 million; and the after-tax charge of $2.2 million for the prepayment of wholesale borrowings. These factors were only partly offset by the after-tax net gain of $6.2 million on the sale of securities. In the year-earlier six-month period, our earnings were reduced by an after-tax charge of $18.8 million for the prepayment of wholesale borrowings and by a $3.6 million after-tax loss on the mark-to-market of interest rate swaps.

Net Interest Income

Net interest income totaled $307.3 million in the current six-month period, as compared to $280.9 million in the six months ended June 30, 2006. The increase was the net effect of a $90.6 million rise in interest income to $770.4 million, which exceeded a $64.3 million rise in interest expense to $463.1 million.

The same factors that drove the increase in our second quarter 2007 net interest income contributed to the increase in the current six-month period: a significant increase in prepayment penalty income, which augmented the average yields on our loans and interest-earning assets, and the replenishment of the interest-earning asset mix with higher-yielding loans and securities. Reflecting the increase in refinancing activity and property sales, as well as management’s decision to curtail our lending in the current market, prepayment penalties totaled $36.0 million in the first six months of 2007, exceeding the year-earlier amount by $20.6 million, or 133.0%. In fact, the level of prepayment penalties recorded in the first half of this year exceeded the level recorded in each of the twelve-month periods ended December 31, 2006, 2005, and 2004.

The year-over-year increase in interest income was attributable to a $1.2 billion rise in the average balance of interest-earning assets to $25.6 billion and a 44-basis point rise in the average yield to 6.03%. The growth of the loan portfolio primarily accounted for the increase in the average balance of interest-earning assets. Average loans rose $1.2 billion year-over-year to $19.5 billion, accompanied by a 46-basis point rise in the average yield to 6.29%. As a result, the interest income produced by loans rose $79.3 million to $611.9 million, offsetting a $2.4 million reduction in the interest income produced by securities. Securities generated interest income of $144.0 million, the net effect of a $520.7 million reduction in the average balance to $5.5 billion and a 37-basis point rise in the average yield to 5.22%.

The year-over-year increase in interest expense was attributable to a $1.0 billion rise in the average balance of interest-bearing liabilities to $24.0 billion and a 38-basis point rise in the average cost of funds to 3.89%. The average balance was boosted by two primary factors: the six-month impact of the deposits and borrowed funds acquired in the Atlantic Bank transaction and the three-month impact of those acquired in the transaction with PennFed. The average cost reflects the level of short-term interest rates in the current six-month period as compared to the level in the six months ended June 30, 2006.

Interest-bearing deposits generated interest expense of $212.8 million in the first six months of 2007, a year-over-year increase of $40.4 million, or 23.5%. The increase was the net effect of a $372.0 million rise in the average balance to $12.3 billion, and a 58-basis point rise in the average cost of such funds to 3.50%. The higher average balance was the net effect of a $987.8 million rise in average CDs to $6.6 billion, a $24.8 million rise in average savings accounts to $2.5 billion, and a $646.9 million decline in average NOW and money market accounts to $3.0 billion. The interest expense produced by CDs rose $42.6 million to $150.6 million, as the higher balance combined with a 72-basis point rise in the average cost of such funds to 4.62%. Savings accounts generated interest expense of $13.0 million, signifying a $5.9 million increase, as the average balance combined with a 46-basis point rise in the average cost of such funds to 1.04%. The interest expense produced by NOW and money market accounts declined $8.0 million to $49.1 million, as the decline in the average balance of such funds offset the impact of a 13-basis point rise in the average cost to 3.26%.

The interest expense produced by borrowed funds totaled $250.4 million in the current six-month period, an increase of $23.8 million from the level recorded in the first six months of 2006. The increase was the result of a $676.6 million rise in the average balance to $11.7 billion and a 17-basis point rise in the average cost of such funds to 4.31%.

The average balance of non-interest-bearing deposits rose $103.2 million year-over-year to $1.1 billion, largely reflecting the six-month benefit of the Atlantic Bank transaction and the three-month benefit of the transaction with PennFed.

Reflecting the same combination of factors that contributed to the year-over-year rise in net interest income, our interest rate spread and net interest margin expanded six and nine basis points, respectively, to 2.14% and 2.38% in the six months ended June 30, 2007.

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

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,478,748	$611,936	6.29%	$18,283,831	$532,680	5.83%
Securities (2) (3)	5,517,613	144,007	5.22	6,038,349	146,456	4.85
Money market investments	576,363	14,467	5.06	30,534	644	4.25

Total interest-earning assets	25,572,724	770,410	6.03	24,352,714	679,780	5.59
Non-interest-earning assets	3,605,026			3,316,699

Total assets	$29,177,750			$27,669,413

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,036,325	$49,148	3.26%	$3,683,217	$57,183	3.13%
Savings accounts	2,511,620	13,011	1.04	2,486,797	7,092	0.58
Certificates of deposit	6,564,798	150,562	4.62	5,576,998	107,967	3.90
Mortgagors’ escrow	143,619	67	0.09	137,320	110	0.16

Total interest-bearing deposits	12,256,362	212,788	3.50	11,884,332	172,352	2.92
Borrowed funds	11,714,169	250,352	4.31	11,037,539	226,514	4.14

Total interest-bearing liabilities	23,970,531	463,140	3.89	22,921,871	398,866	3.51
Non-interest-bearing deposits	1,148,928			1,045,724
Other liabilities	295,992			261,664

Total liabilities	25,415,451			24,229,259
Stockholders’ equity	3,762,299			3,440,154

Total liabilities and stockholders’ equity	$29,177,750			$27,669,413

Net interest income/interest rate spread		$307,270	2.14%		$280,914	2.08%

Net interest-earning assets/net interest margin	$1,602,193		2.38%	$1,430,843		2.29%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.06x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

As previously noted, the provision for loan losses is based on management’s assessment of the loan loss allowance and the current and historic performance of the loan portfolio, among other factors. We recorded no provision for loan losses in the six months ended June 30, 2007 or 2006. For additional information, please see the second quarter 2007 discussion of the provision for loan losses, and the discussions of the allowance for loan losses and asset quality earlier in this report.

Non-interest Income

Non-interest income totaled $152,000 in the first six months of 2007, as compared to $42.8 million in the first six months of 2006. The 2007 amount reflects the impact of the impairment loss of $57.0 million that was recorded in the second quarter, together with the second quarter loss on debt redemption of $1.8 million. The 2006 amount reflects the impact of a $6.1 million loss on the mark-to-market of interest rate swaps in the first quarter of that year.

The reduction in non-interest income was partly offset by a $6.4 million increase in net securities gains to $9.2 million, all of which were recorded in the second quarter of this year. In addition, fee income rose $2.4 million year-over-year to $20.5 million, while BOLI income rose $1.1 million to $12.4 million, and other income rose $150,000 to $16.9 million, primarily reflecting an increase in revenues from the sale of third-party investment products and those produced by PBC.

The following table summarizes the components of our non-interest income for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
(in thousands)	2007	2006
Fee income	$20,500	$18,094
Net gain on sale of securities	9,195	2,823
Loss on debt redemption	(1,848)	—
Loss on other-than-temporary impairment of securities	(56,958)	—
BOLI	12,365	11,241
Loss on mark-to-market of interest rate swaps	—	(6,071)
Other income:
PBC	7,336	6,796
Third-party investment product sales	4,862	3,419
Gain on sale of 1-4 family and other loans	531	434
Joint venture income	2	2,624
Other	4,167	3,475

Total other income	16,898	16,748

Total non-interest income	$152	$42,835

Non-interest Expense

We recorded non-interest expense of $159.0 million in the current six-month period, as compared to $151.8 million in the first six months of 2006.

Operating expenses rose $28.5 million year-over-year, to $144.9 million, the result of a $15.1 million increase in compensation and benefits expense to $77.1 million; a $6.6 million increase in occupancy and equipment expense to $32.6 million; and a $6.9 million increase in G&A expense to $35.2 million. While the expense relating to our stock and management incentive compensation plans contributed to the rise in compensation and benefits expense in the first six months of 2007, the bulk of the increase in operating expenses was attributable to the expansion of the Company’s franchise as a result of the acquisitions of Atlantic Bank and PennFed.

The amortization of CDI rose $3.1 million year-over-year to $10.8 million, reflecting the CDI acquired in the transactions with Atlantic Bank and PennFed.

Income Tax Expense

We recorded income tax expense of $47.7 million in the current six-month period, down $7.3 million from the level recorded in the first six months of 2006. The reduction was attributable to a $23.5 million decline in pre-tax income to $148.5 million, largely reflecting the impact of the aforementioned impairment loss. In addition, the effective tax rate was 32.11% in the current six-month period, as compared to 31.96% in the six months ended June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 75 – 80 of our 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2007. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” in this quarterly report.

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

In February 1983, a burglary of the contents of safe deposit boxes occurred at a branch office of CFS Bank, now the Queens County Savings Bank division of the Community Bank. The Community Bank is a defendant in a lawsuit, brought in Supreme Court, Queens County, New York whereby the plaintiffs have alleged CFS Bank was negligent in safeguarding the safe deposit box contents and are seeking recovery of approximately $12.3 million in damages. This amount does not include statutory prejudgment interest of 9% per annum from the date of loss that could be awarded on a judgment amount. Plaintiffs also named Wells Fargo Alarm Services, and its affiliate Baker Protection Services, Inc. (“Wells Fargo”), the alarm company, as a defendant. CFS Bank filed a cross claim against Wells Fargo alleging its gross negligence caused or contributed to the loss. The court entered summary judgment dismissing plaintiffs’ claims against Wells Fargo, but denied Wells Fargo’s motion for judgment on the cross-claims by CFS Bank against Wells Fargo. That ruling was affirmed on appeal. Discovery is complete and the plaintiffs have requested a jury trial, which trial has not been scheduled. The ultimate liability, if any, that might arise from the disposition of the pending claims cannot presently be determined.

In 2004, the Company and various executive officers and directors were named in certain putative securities law class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County, that was later removed by the defendants to federal court. On August 9, 2005, the court consolidated the actions and appointed a Lead Plaintiff. On October 6, 2005, the Lead Plaintiff filed a consolidated amended complaint on behalf of a putative class of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, alleging claims under Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The defendants moved to dismiss the action on December 19, 2005. On September 18, 2006, the Court entered a Memorandum of Decision and Order dismissing the consolidated action in its entirety, finding that the Amended Complaint failed to allege any actionable misstatement or omission. On October 4, 2006, the Lead Plaintiff filed a Motion for Reconsideration of that Order insofar as it denied plaintiffs’ leave to amend and a Motion to add Co-Lead Counsel. On June 29, 2007, the Court entered a Memorandum of Decision and Order denying the Motion for Reconsideration and denying as moot the Motion to add Co-Lead Counsel. On July 25, 2007, Lead Plaintiff filed a Notice of Appeal. Also, the plaintiff in the action removed from state court has filed a Notice of Appeal from the Court’s decision insofar as it declined to remand that action to state court. That appeal had been stayed pending resolution of the reconsideration motion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended June 30, 2007, the Company allocated $48,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: April 1, 2007 through April 30, 2007	—	$—	—	1,472,531
Month #2: May 1, 2007 through May 31, 2007	—	—	—	1,472,531
Month #3: June 1, 2007 through June 30, 2007	2,748	17.62	2,748	1,469,783
Total	2,748	$17.62	2,748

(1)	All of the shares repurchased in the second quarter of 2007 were purchased on the open market.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At June 30, 2007, 1,469,783 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on May 30, 2007. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 27, 2007. Of the 312,577,628 shares eligible to vote at the annual meeting, 276,287,265 were represented in person or by proxy.

(b)	There was no solicitation in opposition to the Board’s nominees for director, and all of such nominees were elected to three-year terms of office, as follows:

	No. of Votes For	No. of Votes Withheld	Broker Non-Votes

Donald M. Blake	267,197,574	9,089,693	-0-
Michael J. Levine	269,582,617	6,704,651	-0-
Guy V. Molinari	268,993,005	7,294,263	-0-
John A. Pileski	269,601,356	6,685,911	-0-
John M. Tsimbinos	269,769,939	6,517,328	-0-

(c)	One additional proposal was submitted for a vote, with the following results:

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007	273,175,602	2,350,951	760,712	Not Applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 2.1:	Agreement and Plan of Merger by and between New York Community Bancorp, Inc. and Synergy Financial Group, Inc. dated May 13, 2007 (1)

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (2)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)

Exhibit 3.3:	Bylaws, as amended and restated (4)

Exhibit 4.1:	Specimen Stock Certificate (5)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 10.1:	Contract of Sale between New York Commercial Bank and 960 Sixth Avenue LLC

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2007 (File No. 001-31565).
(2)	Incorporated by reference to the Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001.
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 9, 2007	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer

DATE: August 9, 2007	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President and Chief Financial Officer