Form 10-Q
period 2007-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2007-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Par Value: $0.01

Classes of Common Stock

323,604,166

Number of shares outstanding at

November 1, 2007

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2007

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2007 (unaudited)	December 31, 2006
Assets:
Cash and cash equivalents	$ 1,279,622	$ 230,759
Securities available for sale:
Mortgage-related securities ($993,906 and $1,592,064 pledged, respectively)	1,036,077	1,664,337
Other securities ($156,398 and $102,067 pledged, respectively)	440,586	276,450
Securities held to maturity:
Mortgage-related securities ($2,324,600 and $1,374,806 pledged, respectively; fair value of $2,286,659 and $1,272,546, respectively)	2,366,817	1,387,817
Other securities ($1,479,121 and $1,155,070 pledged, respectively; fair value of $2,052,093 and $1,593,023, respectively)	2,053,630	1,597,380

Total securities	5,897,110	4,925,984
Loans, net of deferred loan fees and costs	19,001,084	19,652,891
Less: Allowance for loan losses	(88,030)	(85,389)

Loans, net	18,913,054	19,567,502
Federal Home Loan Bank of New York stock, at cost	376,080	404,311
Premises and equipment, net	197,455	196,084
Goodwill	2,349,504	2,148,108
Core deposit intangibles	112,701	106,381
Bank-owned life insurance (“BOLI”)	635,140	585,013
Other assets	279,239	318,228

Total assets	$30,039,905	$28,482,370

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$ 2,947,587	$ 3,156,988
Savings accounts	2,456,765	2,394,145
Certificates of deposit	6,619,367	5,944,585
Non-interest-bearing accounts	1,543,785	1,123,286

Total deposits	13,567,504	12,619,004

Official checks outstanding	22,215	20,158
Borrowed funds:
Wholesale borrowings	11,225,313	11,070,333
Junior subordinated debentures	500,527	455,659
Other borrowings	352,634	354,016

Total borrowed funds	12,078,474	11,880,008

Mortgagors’ escrow	119,922	74,736
Other liabilities	220,316	198,627

Total liabilities	26,008,431	24,792,533

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 314,823,165 and 295,350,936 shares issued and outstanding)	3,148	2,954
Paid-in capital in excess of par	3,659,859	3,341,340
Retained earnings (partially restricted)	403,940	421,313
Less: Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(3,751)	(4,604)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax	(28,609)	(68,053)

Total stockholders’ equity	4,031,474	3,689,837

Commitments and contingencies

Total liabilities and stockholders’ equity	$30,039,905	$28,482,370

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income:
Mortgage and other loans	$302,665	$288,839	$ 914,601	$ 821,519
Securities	81,833	72,108	225,840	218,564
Money market investments	12,726	350	27,193	994

Total interest income	397,224	361,297	1,167,634	1,041,077

Interest Expense:
NOW and money market accounts	24,067	30,397	73,215	87,580
Savings accounts	7,195	5,299	20,206	12,391
Certificates of deposit	78,589	70,148	229,151	178,115
Borrowed funds	132,495	115,575	382,847	342,089
Mortgagors’ escrow	26	31	93	141

Total interest expense	242,372	221,450	705,512	620,316

Net interest income	154,852	139,847	462,122	420,761
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	154,852	139,847	462,122	420,761

Non-interest Income:
Fee income	10,624	10,437	31,124	28,531
Bank-owned life insurance	6,999	6,110	19,364	17,351
Net (loss) gain on sale of securities	(7,307)	—	1,888	2,823
Gain on sale of bank-owned property	64,879	—	64,879	—
Loss on debt redemption	—	—	(1,848)	—
Loss on other-than-temporary impairment of securities	—	—	(56,958)	—
Loss on mark-to-market of interest rate swaps	—	—	—	(6,071)
Other	9,247	6,920	26,145	23,668

Total non-interest income	84,442	23,467	84,594	66,302

Non-interest Expense:
Operating expenses:
Compensation and benefits	40,599	34,478	117,728	96,536
Occupancy and equipment	16,739	15,875	49,333	41,894
General and administrative	15,462	16,075	50,679	44,433

Total operating expenses	72,800	66,428	217,740	182,863
Prepayment of borrowings	—	—	3,190	26,477
Termination of interest rate swaps	—	—	—	1,132
Amortization of core deposit intangibles	5,855	5,049	16,680	12,822

Total non-interest expense	78,655	71,477	237,610	223,294

Income before income taxes	160,639	91,837	309,106	263,769
Income tax expense	49,730	29,360	97,404	84,305

Net Income	$110,909	$ 62,477	$ 211,702	$ 179,464

Comprehensive income, net of tax:
Change in net unrealized losses on securities	12,557	22,993	38,810	231
Amortization relating to pension and post-retirement obligations	212	—	634	—

Total comprehensive income, net of tax	$123,678	$ 85,470	$ 251,146	$ 179,695

Basic earnings per share	$0.36	$0.21	$0.69	$0.64

Diluted earnings per share	$0.35	$0.21	$0.69	$0.63

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2007
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 2,954
Shares issued (19,472,229 shares)	194

Balance at end of period	3,148

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,341,340
Allocation of ESOP stock	3,859
Restricted stock activity	2,390
Exercise of stock options	58,851
Tax effect of stock plans	(2,355)
Shares issued for acquisition of PennFed Financial Services, Inc. (15,977,941 shares)	255,779
Cash-in-lieu of fractional shares	(5)

Balance at end of period	3,659,859

Retained Earnings (partially restricted):
Balance at beginning of year	421,313
Net income	211,702
Dividends paid on common stock ($0.75 per share for the nine-month period)	(229,642)
Effect of adoption of Financial Accounting Standards Board Interpretation No. 48	567

Balance at end of period	403,940

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (5,437 shares)	(95)
Exercise of stock options (5,437 shares)	95

Balance at end of period	—

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(4,604)
Earned portion of ESOP	853

Balance at end of period	(3,751)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(68,053)
Change in net unrealized loss on securities available for sale, net of tax of $(2,258)	3,476
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(1,267)	1,950
Amortization relating to pension and post-retirement obligations, net of tax of $(416)	634
Less: Reclassification adjustment for net gain on sale of securities and loss on other-than-temporary impairment of securities, net of tax of $(21,687)	33,384

Balance at end of period	(28,609)

Total stockholders’ equity	$4,031,474

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$ 211,702	$ 179,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,922	11,383
Accretion of discounts, net	(1,403)	(3,966)
Net change in net deferred loan origination costs and fees	(56)	(142)
Amortization of core deposit intangibles	16,680	12,822
Net gain on sale of securities	(1,888)	(2,823)
Gain on sale of bank-owned property	(64,879)	—
Net gain on sale of loans	(705)	(523)
Stock plan-related compensation	7,109	4,740
Loss on other-than-temporary impairment of securities	56,958	—
Changes in assets and liabilities:
Decrease in deferred income taxes, net	31,878	37,473
Decrease in other assets	16,604	25,301
Increase (decrease) in official checks outstanding	2,057	(26,304)
Increase (decrease) in other liabilities	10,092	(15,958)
Origination of loans held for sale	(66,181)	(42,236)
Proceeds from sale of loans originated for sale	62,792	41,825

Net cash provided by operating activities	294,682	221,056

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	259,667	192,019
Proceeds from repayment of securities available for sale	238,275	303,787
Proceeds from sale of securities available for sale	1,959,994	1,236,530
Purchase of securities available for sale	(517,954)	(175,320)
Purchase of securities held to maturity	(1,691,663)	—
Net redemption (purchase) of Federal Home Loan Bank of New York stock	53,077	(27,908)
Adjustments to intangible assets, net	—	(3,128)
Net proceeds from sale of bank-owned property	99,608	—
Proceeds from sale of loans	755,948	—
Net decrease (increase) in loans	1,165,218	(1,518,121)
Purchase of premises and equipment, net	(7,298)	(8,885)
Net cash acquired (used) in acquisitions	138,781	(325,765)

Net cash provided by (used in) investing activities	2,453,653	(326,791)

Cash Flows from Financing Activities:
Net decrease in deposits	(1,045,370)	(149,783)
Net (decrease) increase in borrowed funds	(495,862)	50,075
Net increase in mortgagors’ escrow	33,092	47,053
Tax effect of stock plans	(2,355)	231
Proceeds from issuance of common stock	—	400,172
Cash dividends paid on common stock	(229,642)	(213,421)
Treasury stock purchases	(95)	(2,352)
Net cash received from stock option exercises	40,765	11,766
Cash in lieu of fractional shares	(5)	(2)

Net cash (used in) provided by financing activities	(1,699,472)	143,739

Net increase in cash and cash equivalents	1,048,863	38,004
Cash and cash equivalents at beginning of period	230,759	231,803

Cash and cash equivalents at end of period	$ 1,279,622	$ 269,807

Supplemental information:
Cash paid for:
Interest	$707,694	$633,606
Income taxes	41,578	7,669
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities available for sale	$593,816	$—
Transfer to other real estate owned from loans	706	—

Note:	The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and liabilities assumed in the acquisition of PennFed Financial Services, Inc. on April 2, 2007 were $2.3 billion and $2.2 billion, respectively.

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The unaudited consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Note 2. Stock-based Compensation

At September 30, 2007, the Company had 8,230,400 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. Under the 2006 Stock Incentive Plan, the Company granted 726,100 shares of restricted stock in the nine months ended September 30, 2007, with a weighted average fair value of $17.69 per share on the date of grant. The nine-month amount includes 14,000 shares of restricted stock that were granted in the third quarter and that had a weighted average fair value of $16.45 per share on the date of grant.

In addition, the Company had nine stock option plans at September 30, 2007: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; and the 1998 Long Island Financial Corp. Stock Option Plan (collectively, the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

At the time of grant, all options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment terminated due to death, disability, normal retirement, or in the event of a change in control of the Community Bank or the Company. On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested stock options that were outstanding at that date (the “Acceleration”). A total of 1.4 million options held by 179 individuals were impacted by the Acceleration. No other terms and conditions of the accelerated options were changed. As a result of the Acceleration, the Company was able to avoid recognizing compensation and benefits expense that it otherwise would have had to recognize in 2006 and 2007.

In connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” on January 1, 2006, and using the modified prospective approach, the Company recognizes compensation and benefits expense related to share-based payments at fair value on the grant date, and recognizes such expense in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options in the nine months ended September 30, 2007 or 2006, the Company did not record any compensation and benefits expense relating to stock options during these periods.

At the present time, the Company primarily issues new shares of common stock at market value to satisfy the exercise of stock options. On occasion, the Company will utilize common stock held in Treasury to satisfy the exercise of options, in which case the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in-capital on the date of exercise. At September 30, 2007, there were 15,715,105 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 143,307 at September 30, 2007.

The status of the Company’s Stock Option Plans at September 30, 2007 and the changes that occurred during the nine months ended at that date are summarized in the following table:

	For the Nine Months Ended September 30, 2007
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable, beginning of period	19,019,717	$15.12
Exercised	(2,811,470)	14.64
Forfeited	(493,142)	15.87

Stock options outstanding and exercisable, end of period	15,715,105	15.18

Total stock options outstanding and exercisable at September 30, 2007 had a weighted average remaining contractual life of 4.31 years, a weighted average exercise price of $15.18 per share, and an aggregate intrinsic value of $62.3 million. The intrinsic values of options exercised during the nine months ended September 30, 2007 and 2006 were $7.8 million and $5.2 million, respectively.

A summary of activity with regard to restricted stock awards in the nine months ended September 30, 2007 is presented in the following table:

	For the Nine Months Ended September 30, 2007
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	47,000	$16.53
Granted	726,100	17.69
Vested	(10,500)	16.55
Cancelled	(4,500)	17.80

Unvested at September 30, 2007	758,100	17.64

As of September 30, 2007, unrecognized compensation cost relating to unvested restricted stock totaled $11.1 million and will be recognized over a remaining weighted average period of 2.4 years. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.4 million for the nine months ended September 30, 2007. There was no compensation expense relating to restricted stock grants during the nine months ended September 30, 2006.

Note 3. Securities

The following table summarizes the amortized cost and estimated market values of the Company’s held-to-maturity securities at the dates indicated:

	September 30, 2007		December 31, 2006
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$ 253,532	$ 257,270	$ 5,483	$ 5,585
GSE CMOs (2)	2,106,741	2,022,845	1,376,062	1,260,689
Other mortgage-related securities	6,544	6,544	6,272	6,272

Total mortgage-related securities	$2,366,817	$2,286,659	$1,387,817	$1,272,546

Other securities:
U.S. Government agency obligations	$1,786,569	$1,779,679	$1,167,570	$1,143,938
Corporate bonds	155,147	159,404	156,156	164,136
Capital trust notes	111,914	113,010	273,654	284,949

Total other securities	$2,053,630	$2,052,093	$1,597,380	$1,593,023

Total securities held to maturity	$4,420,447	$4,338,752	$2,985,197	$2,865,569

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations

The following table summarizes the amortized cost and estimated market values of the Company’s available-for-sale securities at the dates indicated:

	September 30, 2007		December 31, 2006
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE certificates	$ 266,795	$ 269,068	$ 835,965	$ 799,490
GSE CMOs	616,926	609,552	345,558	331,638
Private label CMOs	159,194	156,383	547,635	532,000
Other mortgage-related securities	1,074	1,074	1,209	1,209

Total mortgage-related securities	$1,043,989	$1,036,077	$1,730,367	$1,664,337

Other securities:
U.S. Government agency obligations	$ 184,878	$ 191,039	$ 100,607	$ 101,650
U.S. Treasury obligations	1,097	1,109	1,096	1,099
Corporate and other bonds	55,819	51,385	39,673	37,125
State, county, and municipal obligations	6,526	6,405	6,644	6,554
Foreign government bonds	—	—	1,002	1,002
Capital trust notes	69,364	66,840	20,750	17,297
Preferred stock	65,930	63,326	65,930	65,785
Common stock	59,468	60,482	45,904	45,938

Total other securities	$ 443,082	$ 440,586	$ 281,606	$ 276,450

Total securities available for sale	$1,487,071	$1,476,663	$2,011,973	$1,940,787

Following the acquisition of PennFed Financial Services, Inc. (“PennFed”) in the second quarter of 2007, the Company began the process of repositioning the post-merger balance sheet. Among the actions taken was the sale of $1.1 billion of available-for-sale mortgage-related securities in July 2007. In connection with the sale, the Company recorded a $57.0 million pre-tax loss on the other-than-temporary impairment of securities (the “impairment loss”) in the second quarter of 2007 and a $7.3 million pre-tax loss on the sale of such securities in the third quarter of the year. The impairment loss represented the excess of amortized cost over fair value at June 30, 2007 and reflected the effect of increases in market yields subsequent to the purchase dates. The impairment loss and the loss on the sale of securities are recorded in “Non-interest Income” in the Consolidated Statements of Income.

The Company determined that the remaining unrealized losses on securities at September 30, 2007 were temporary impairments due to changes in market interest rates and not to significant credit deterioration or other factors. Management expects that the unrealized losses on securities will be recovered within a reasonable period of time through a typical interest rate cycle, and believes that the Company has the ability to retain these securities until recovery of market value.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$13,636,386	71.77%	$14,529,097	73.93%
Commercial real estate	3,097,492	16.30	3,114,440	15.85
Construction	1,140,068	6.00	1,102,732	5.61
1-4 family	310,045	1.63	230,508	1.17

Total mortgage loans	18,183,991	95.70	18,976,777	96.56
Net deferred loan origination costs	88		651

Mortgage loans, net	18,184,079		18,977,428

Other loans:
Commercial and industrial	723,408		643,116
Consumer	89,537		26,598
Leases, net	4,771		7,079

Total other loans	817,716	4.30	676,793	3.44
Net deferred loan origination fees	(711)		(1,330)

Total other loans, net	817,005		675,463
Less: Allowance for loan losses	88,030		85,389

Loans, net	$18,913,054	100.00%	$19,567,502	100.00%

In connection with the repositioning of the balance sheet following the PennFed acquisition, the Company securitized $593.8 million of the one-to-four family loans that had been acquired in the transaction in the second quarter of 2007, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The resultant securities were recorded in the available-for-sale securities portfolio at an initial cost basis of $588.4 million, and were subsequently sold in the third quarter of the year. In connection with the securitization, the Company also recorded a $5.4 million mortgage servicing right asset which is being amortized over a period of seven years.

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2007	December 31, 2006
FHLB-NY advances	$ 7,052,140	$ 7,240,684
Repurchase agreements	4,173,173	3,767,649
Federal funds purchased	—	62,000
Junior subordinated debentures	500,527	455,659
Senior debt	190,634	192,016
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$12,078,474	$11,880,008

In the second quarter of 2007, the Company recorded a pre-tax charge of $3.2 million for the prepayment of $330.3 million of wholesale borrowings.

At September 30, 2007, the Company had $500.5 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The Trusts are accounted for as unconsolidated subsidiaries in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of September 30, 2007:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250	$ 23,333	$ 22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,679	183,174	November 4, 2002	November 1, 2051	November 4, 2007
New York Community Capital Trust X	7.295	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	8,163	7,931	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	14,140	13,768	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	8.944	31,252	30,324	June 2, 2003	June 15, 2033	June 15, 2008
NYCB Capital Trust XI	6.881	82,475	80,000	April 16, 2007	June 30, 2037	June 30, 2012

		$500,527	$482,747

(1)	Excludes the effect of purchase accounting adjustments.

On April 2, 2007, Haven Capital Trust I (“Haven Trust I”) redeemed all $17.4 million of its fixed-rate trust preferred securities, and Roslyn Preferred Trust I (“Roslyn Trust I”) redeemed all $63.0 million of its floating rate trust preferred securities. The Haven Trust I securities had a fixed annual interest rate of 10.46%, while the Roslyn Trust I securities had a floating annual interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) plus 3.60%. In the second quarter of 2007, the Company recorded in non-interest income a loss of $1.8 million in connection with the write-off of unamortized issuance costs and a redemption premium stemming from the early redemption of Haven Trust I and Roslyn Trust I.

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

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2007		2006
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$ 1,585	$285	$ 1,569	$273
Service cost	—	2	—	2
Expected return on plan assets	(2,581)	—	(2,526)	—
Unrecognized past service liability	51	11	50	11
Amortization of unrecognized loss	253	29	381	17

Net periodic (credit) expense	$ (692)	$327	$ (526)	$303

	For the Nine Months Ended September 30,
	2007		2006
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$ 4,755	$855	$ 4,199	$778
Service cost	—	6	—	6
Expected return on plan assets	(7,743)	—	(6,912)	—
Unrecognized past service liability	153	32	150	32
Amortization of unrecognized loss	758	87	1,143	52

Net periodic (credit) expense	$(2,077)	$980	$(1,420)	$868

As discussed in the notes to the consolidated financial statements presented in the Company’s 2006 Annual Report on Form 10-K, the Company expects to contribute $1.7 million to its post-retirement plan in 2007.

Note 7. Computation of Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Net income	$110,909	$62,477	$211,702	$179,464
Weighted average common shares outstanding	312,077,886	292,244,262	305,485,131	282,314,713

Basic earnings per common share	$0.36	$0.21	$0.69	$0.64

Weighted average common shares outstanding	312,077,886	292,244,262	305,485,131	282,314,713
Additional dilutive shares using the average market value for the period when utilizing the treasury stock method	1,519,299	1,306,357	1,413,904	1,465,159

Total shares for diluted earnings per share	313,597,185	293,550,619	306,899,035	283,779,872

Diluted earnings per common share and common share equivalents	$0.35	$0.21	$0.69	$0.63

Note 8. Impact of Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of adopting SFAS No. 159; however, it did not elect early adoption of the Standard, which was permitted as of the beginning of its 2007 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which defines and establishes a framework for measuring fair value, and expands disclosures required for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

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

After its adoption of FIN 48, the Company had $26.8 million of unrecognized gross tax benefits. Of this amount, $12.9 million, if recognized, would affect the effective tax rate, with the balance of the unrecognized tax benefits relating to potential adjustments to goodwill or paid-in capital. There were no significant changes to these amounts during the quarters ended September 30, June 30, or March 31, 2007.

Interest and penalties (if any) related to the underpayment of income taxes will continue to be classified as a component of income tax expense in the Consolidated Statements of Income. Accrued interest on tax liabilities was $1.9 million as of January 1, 2007, with no significant additional interest accrued during the quarters ended September 30, June 30, or March 31, 2007.

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

It is reasonably possible that some audits will be finalized within the next 12 months. The Company anticipates that any change to the amount of unrecognized tax benefits will not materially impact its results of operations during that time frame.

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

The acquisition added 24 branches and $1.6 billion of deposits to the Community Bank franchise in New Jersey, increasing its deposit market share in Essex, Hudson, and Union counties, where it previously had eight branches, and expanding its footprint into the southern/central New Jersey counties of Ocean, Monmouth, and Middlesex.

The purchase price was allocated to the acquired assets and liabilities of PennFed based on their fair value as of April 2, 2007. As the Company is still in the process of finalizing these values, the allocation of the purchase price presented in the following table is subject to revision.

(in thousands)
Assets:
Cash and cash equivalents	$22,714
Securities	465,447
Loans, net	1,650,310
Premises and equipment	33,792
Goodwill	190,612
Core deposit intangible	20,900
Other assets	98,610

Total assets	$2,482,385

Liabilities:
Deposits	$1,614,935
Borrowed funds	568,719
Other liabilities	26,886

Total liabilities	$2,210,540

In the second quarter of 2007, the Company sold $1.4 billion of the loans acquired in the PennFed transaction, in whole or securitized form.

A core deposit intangible asset (“CDI”) of $20.9 million was recognized in connection with the PennFed acquisition and is being amortized on an accelerated basis over an estimated useful life of ten years. The Company retained the services of an independent valuation firm to determine the amount of CDI recorded. Operating results for PennFed were not significant to the consolidated operating results of the Company and, consequently, pro forma operating results have not been presented herein. Included in the purchase price were accrued merger-related costs of approximately $24.2 million. At September 30, 2007, accrued merger-related costs of $6.2 million remained in “other liabilities” in the Consolidated Statement of Condition and consisted primarily of employment benefits, professional fees, and costs associated with the cancellation of certain data processing contracts. It is estimated that none of the goodwill stemming from the acquisition of PennFed will be deductible for income tax purposes.

Acquisition of Doral Bank, FSB Branch Network

On March 15, 2007, the Company announced that its commercial bank subsidiary, New York Commercial Bank, and Doral Bank, FSB (“Doral”), the New York City-based subsidiary of Doral Financial Corporation, had signed a definitive purchase and assumption agreement, pursuant to which the Commercial Bank would acquire Doral’s branch network in New York City, as well as certain of its assets and liabilities. The transaction was completed on July 26, 2007, adding two branches in Manhattan, six in Queens, and three in Brooklyn to the Commercial Bank franchise and boosting the number of Commercial Bank branches from 27 to 38.

In addition, the transaction provided the Company with assets of $494.4 million, including securities of $155.3 million and loans of $206.1 million; wholesale borrowings of $124.2 million; and deposits of $377.5 million, for which the Company paid a premium of 2.6%.

The Company also recorded goodwill of $11.5 million and CDI of $2.1 million in connection with the Doral transaction. The CDI is being amortized on an accelerated basis over an estimated useful life of ten years.

A portion of the loans that were acquired in the Doral transaction were subsequently sold in the fourth quarter of the year.

Note 11. Subsequent Event

Acquisition of Synergy Financial Group, Inc.

Pursuant to a definitive agreement announced on May 13, 2007, the Company acquired Synergy Financial Group, Inc. (“Synergy”), the holding company for Synergy Bank, on October 1, 2007, at which date Synergy merged with and into the Company, and Synergy Bank merged with and into the Community Bank.

Under the terms of the agreement, Synergy shareholders received 0.80 of a share of Company common stock for each share of Synergy common stock held at the effective date of the merger. The Company issued 8,676,840 shares of common stock to satisfy the tax-free exchange, the value of which was determined based on the average closing price of the Company’s common stock for the two days prior to, and the two days following, the announcement of the acquisition.

The transaction added 21 branches to the Community Bank’s franchise in New Jersey, including one in Mercer County, five in Middlesex County, four in Monmouth County, and 11 in Union County, all in the central part of the state. In addition, the acquisition provided the Company with total assets of approximately $900 million, including loans of approximately $700 million and securities of approximately $135 million; wholesale borrowings of approximately $250 million; and total deposits of approximately $560 million.

Note 12. Gain on Sale of Bank-owned Property

Sale of Atlantic Bank Headquarters

On July 16, 2007, the Company completed the sale of its property located at 960 Avenue of the Americas in Manhattan to 960 Sixth Avenue LLC, a U.S. subsidiary of Statuto Group, a company based in Milan, Italy. The Company had acquired and recorded the property at fair value based on an independent appraisal in connection with its acquisition of Atlantic Bank of New York on April 28, 2006. The sales price was $105.0 million and, after selling expenses, the Company received net proceeds of $99.6 million. The carrying value of the property at the time of sale was $34.7 million, resulting in a pre-tax gain on sale of $64.9 million, which was recorded in “Non-interest Income” in the accompanying Consolidated Statements of Income in the third quarter of 2007.

NEW YORK COMMUNITY BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and “the Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank (the “Community Bank” and the “Commercial Bank,” respectively, and collectively, the “Banks”).

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

In addition, the following factors, among others, could cause the actual results of our recent acquisitions of PennFed Financial Services, Inc. and Synergy Financial Group, Inc., our acquisition of 11 branches and certain assets and liabilities from Doral Bank, FSB, and the expected benefits of the respective transactions to the combined company and our shareholders to differ materially from the expectations stated in this filing: the ability of the Company to successfully integrate the assets, liabilities, customers, systems, and any personnel it has acquired into its operations pursuant to these transactions; and the ability to realize the related revenue synergies and cost savings within the expected time frames.

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at September 30, 2007 and December 31, 2006 follow:

(dollars in thousands)	September 30, 2007	December 31, 2006
Total stockholders’ equity	$ 4,031,474	$ 3,689,837
Less: Goodwill	(2,349,504)	(2,148,108)
Core deposit intangibles	(112,701)	(106,381)

Tangible stockholders’ equity	$ 1,569,269	$ 1,435,348

Total assets	$30,039,905	$28,482,370
Less: Goodwill	(2,349,504)	(2,148,108)
Core deposit intangibles	(112,701)	(106,381)

Tangible assets	$27,577,700	$26,227,881

Stockholders’ equity to total assets	13.42%	12.95%

Tangible stockholders’ equity to tangible assets	5.69%	5.47%

Tangible stockholders’ equity	$1,569,269	$1,435,348
Add back: After-tax net unrealized losses on securities	13,315	52,125

Adjusted tangible stockholders’ equity	$1,582,584	$1,487,473

Tangible assets	$27,577,700	$26,227,881
Add back: After-tax net unrealized losses on securities	13,315	52,125

Adjusted tangible assets	$27,591,015	$26,280,006

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.74%	5.66%

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

In the third quarter of 2007, we sold $1.1 billion of securities at a loss of $7.3 million, which was equivalent to $5.0 million, or $0.02 per diluted share, after-tax. In connection with the third quarter sale, we recorded a $57.0 million loss on the other-than-temporary impairment of these securities (the “impairment loss”) in the three months ended June 30, 2007. The second quarter impairment loss was equivalent to $38.7 million, or $0.12 per diluted share, after-tax.

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

Recent Events

Dividend Payment

On October 18, 2007, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 15, 2007 to shareholders of record at the close of business on November 6, 2007.

Acquisition of Synergy Financial Group, Inc.

Pursuant to a definitive agreement announced on May 13, 2007, the Company acquired Synergy Financial Group, Inc. (“Synergy”), the holding company for Synergy Bank, on October 1, 2007, at which date Synergy merged with and into the Company, and Synergy Bank merged with and into the Community Bank.

Under the terms of the agreement, Synergy shareholders received 0.80 of a share of Company common stock for each share of Synergy common stock held at the effective date of the merger. The Company issued 8,676,840 common shares to satisfy the tax-free exchange, the value of which was determined based on the average closing price of the Company’s common stock for the two days prior to, and the two days following, the announcement of the acquisition.

The transaction added 21 branches to the Community Bank’s franchise in New Jersey, including one in Mercer County, five in Middlesex County, four in Monmouth County, and 11 in Union County, all in the central part of the state. In addition, the acquisition provided the Company with total assets of approximately $900 million, including loans of approximately $700 million and securities of approximately $135 million; wholesale borrowings of approximately $250 million; and total deposits of approximately $560 million.

Executive Summary

New York Community Bancorp, Inc. is a multi-bank holding company with two primary subsidiaries: New York Community Bank, a New York State-chartered savings bank with 180 locations serving customers in all five boroughs of New York City, Long Island, and Westchester County in New York, and Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union Counties in New Jersey; and New York Commercial Bank, a New York State-chartered commercial bank with 38 locations serving customers in Manhattan, Queens, and Brooklyn, Westchester County, and Long Island.

The Community Bank franchise includes 45 branches that were acquired in 2007: 24 branches in connection with our acquisition of PennFed Financial Services, Inc. (“PennFed”) on April 2nd, and 21 branches in connection with our acquisition of Synergy on October 1st. The two acquisitions expanded our franchise in New Jersey from eight to 53 branches, and increased our deposit market share in the state. Reflecting the merger-related growth in deposits, we currently rank fifth among thrift depositories in the seven New Jersey counties we serve.

In the eight counties comprising our market in New York, the Community Bank ranks third among all thrift depositories, and in each of Queens, Nassau, and Richmond counties, we rank second among all thrifts.

The Commercial Bank franchise includes 11 branches of Doral Bank, FSB (“Doral”) that were acquired on July 26, 2007, and which were converted to the systems used by our commercial bank franchise the following day. On the basis of deposit market share, the Commercial Bank currently ranks 14th among all commercial bank depositories in the six counties it serves.

In connection with the Doral transaction, we also acquired assets of $494.4 million, including loans of $206.1 million, and deposits of $377.5 million.

At September 30, 2007, we had total assets of $30.0 billion, including total loans of $19.0 billion, and total deposits of $13.6 billion, including $6.9 billion of core deposit accounts (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts).

The Post-merger Repositioning of our Balance Sheet

The repositioning of our balance sheet following our merger transactions has been a consistent component of our business model since our first acquisition was completed on November 30, 2000. With our acquisition of PennFed on April 2nd of this year, we began the process of selling certain acquired assets, and of utilizing the cash flows to invest in alternative assets or to repay our higher-cost funds.

While PennFed had total assets of $2.3 billion at the date of acquisition, we sold $1.4 billion of its one-to-four family and home equity loans in the second quarter, including $593.8 million of one-to-four family loans that were sold in securitized form. A portion of the proceeds from the sale of loans was utilized in the second quarter of 2007 to purchase government agency-backed securities totaling $671.2 million. At the end of the quarter, another portion of the proceeds was used to prepay wholesale borrowings of $330.3 million with an average cost of 5.35%. The prepayment generated a pre-tax charge of $3.2 million, which reduced our second quarter and nine-month 2007 earnings by $2.2 million, or $0.01 per diluted share.

The repositioning of our balance sheet continued in the third quarter of 2007, with the sale of $1.1 billion of lower-yielding securities in July. In connection with the sale, and in accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1/124-1, we recorded a $57.0 million loss on the other-than-temporary impairment of securities (the “impairment loss”) in the second quarter, and a $7.3 million loss on the sale of such securities in the third quarter of the year. The $57.0 million represented the excess of amortized cost of the securities over fair value at June 30, 2007, and reflected the effect of increases in market yields subsequent to the purchase dates.

The impairment loss reduced our second quarter 2007 earnings by $38.7 million, or $0.12 per basic and diluted share, and the sale of the impaired securities reduced our third quarter 2007 earnings by $5.0 million, or $0.02 per basic and diluted share. The cash flows from the sale of these securities were subsequently invested in agency-backed obligations that featured higher yields.

The Sale of our Atlantic Bank Headquarters

In the third quarter of 2007, we sold the building located at 960 Avenue of the Americas in Manhattan that had served as headquarters for the Atlantic Bank division of the Commercial Bank. The building had been acquired in connection with our acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006, and was recorded at a fair value of $34.7 million based on an independent appraisal of the property. The sale of the building on July 16, 2007 generated gross proceeds of $105.0 million, net proceeds of $99.6 million, and a pre-tax gain of $64.9 million in the third quarter of this year. After-tax, the gain on sale increased our third quarter 2007 earnings by $44.8 million, or $0.14 per basic and diluted share.

The acquisition of the Doral branches in July provided us with an alternate space in midtown Manhattan to serve as the headquarters for the Atlantic Bank division of the Commercial Bank.

The Synergy Acquisition

In addition to adding 21 branches to our Community Bank franchise in New Jersey, the acquisition of Synergy on October 1, 2007 provided us with assets of approximately $900 million, including loans of approximately $700 million, and deposits of approximately $560 million, including approximately $250 million of core deposit accounts.

Third Quarter 2007 Performance Highlights

Our third quarter 2007 performance was highlighted by a year-over-year increase in earnings, largely attributable to the gain on the sale of the Atlantic Bank building; the expansion of our net interest income and margin; the consistent quality of our assets; and our continuing capital strength.

Year-over-year Earnings Growth

The aforementioned gain on the sale of the Atlantic Bank property in July 2007 contributed $44.8 million to our third quarter 2007 earnings of $110.9 million, and $0.14 to our diluted earnings per share of $0.35. In the third quarter of 2006, our earnings totaled $62.5 million, and were equivalent to $0.21 per diluted share. In addition to the gain on the sale of the Atlantic Bank property, the year-over-year increase in our third quarter 2007 earnings primarily reflects a $15.0 million rise in net interest income, together with a $3.4 million rise in fee income, other income, and income from our investment in bank-owned life insurance (“BOLI”), combined. These increases were partially offset by a $7.2 million rise in non-interest expense and a $20.4 million rise in income tax expense.

Year-over-year Margin Expansion

Prepayment penalties continued to be a significant factor in our performance in the three months ended September 30, 2007, as they were in the second quarter of the year. Although the level of prepayment penalty income declined $5.2 million on a linked-quarter basis to $17.1 million, the level rose $11.8 million year-over-year. The year-over-year increase in prepayment penalty income contributed to the $15.0 million, or 10.7%, rise in net interest income to $154.9 million, while the linked-quarter reduction contributed to a $6.2 million decline.

The level of prepayment penalty income also contributed to the relative stability of our net interest margin on a linked-quarter basis, and to the expansion of our margin year-over-year. Our margin was 2.41% in the current third quarter, as compared to 2.44% and 2.24%, respectively, in the trailing and year-earlier three months.

The growth of net interest income and the expansion of our margin were tempered by a $444.5 million year-over-year reduction in the average loan balance to $19.0 billion, as we opted to limit our multi-family loan production rather than vie for product in a highly competitive marketplace. Thus, while loan originations totaled $3.4 billion in the nine months ended September 30, 2007, they were exceeded by repayments of $6.0 billion during this time.

While the average balance of loans declined year-over-year, the average yield on loans reflected a 43-basis point increase, largely due to the rise in prepayment penalty income noted above. In addition, management’s decision not to lend aggressively in the current market resulted in the roll-off of lower-yielding credits, while new loan originations featured higher yields.

The level of prepayment penalty income recorded is a function of various factors, including the contractual maturities of the loans in our portfolio and the level and perceived direction of market interest rates. The levels of net interest income and net interest margin may therefore vary with the level of prepayment penalty income in future periods.

Consistent Asset Quality

Reflecting the strength of our multi-family lending niche, as well as our conservative credit and underwriting standards, charge-offs totaled $151,000 in the current third quarter, bringing the year-to-date total to $286,000, or 0.001% of average loans. In addition, while non-performing assets rose $7.5 million to $22.3 million over the course of the quarter, the ratio of non-performing assets to total assets rose a modest two basis points to 0.07% at quarter-end.

Continued Capital Strength

The maintenance of a strong capital position ranks high among our objectives, as reflected in our measures of capital at quarter-end. At September 30, 2007, stockholders’ equity totaled $4.0 billion, up $341.6 million from the year-end 2006 balance, and represented 13.42% of total assets and a book value per share of $12.85.

Tangible stockholders’ equity rose $133.9 million during this time to $1.6 billion, and represented 5.69% of tangible assets at September 30, 2007. Excluding after-tax net unrealized losses on securities of $13.3 million, the ratio of adjusted tangible equity to adjusted tangible assets was 5.74%. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures that appear earlier in this report.)

In addition, the capital position of our subsidiary banks continued to be solid, with both the Community Bank and the Commercial Bank exceeding the requirements for classification as “well capitalized” institutions at September 30, 2007.

Reflecting the strength of our capital and our earnings, the Board of Directors declared a $0.25 per share dividend payable on November 15, 2007 to shareholders of record at the close of business on November 6, 2007.

The Interest Rate Environment

The yield curve, which had ranged from flat to inverted over the course of several quarters, reversed direction in the second quarter of 2007 and grew modestly steeper as the third quarter progressed. The steepening of the yield curve increased after the 18th of September, when the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) reduced its target fed funds rate (the rate at which banks borrow funds from one another) by 50 basis points to 4.75%. This was the first reduction in the fed funds rate in 13 quarters; the FOMC raised the fed funds rate from 1.00% to 5.25% between June 30, 2004 and June 29, 2006. The fed funds rate was again reduced on October 31, 2007, from 4.75% to 4.50%.

Given the current rate environment and the recent disruption in the credit market, we have begun to widen the spreads on our multi-family and commercial real estate loans to some degree. In addition, the reduction in the fed funds rate has enabled us to reduce the rates we pay on our retail deposits.

Summary of Financial Condition at September 30, 2007

Assets totaled $30.0 billion at September 30, 2007, reflecting a linked-quarter increase of $416.2 million and a $1.6 billion increase from the balance recorded at December 31, 2006. The linked-quarter increase was partially due to the Doral transaction, which contributed assets of $494.4 million on July 26th. The nine-month increase reflects both the Doral transaction and, to some extent, the assets acquired on April 2nd in connection with the acquisition of PennFed. Although PennFed had assets of $2.3 billion on the date the merger was completed, we sold $1.4 billion of its assets during the second quarter, in connection with the post-merger repositioning of our balance sheet.

Loans

Total loans represented $19.0 billion, or 63.3%, of total assets at September 30, 2007, representing an $83.0 million increase from the June 30th balance and a $651.8 million decrease from the balance recorded at December 31, 2006. Loans totaled $18.9 billion and represented 63.9% of total assets at the close of the trailing quarter, and totaled $19.7 billion, representing 69.0% of total assets, at December 31, 2006. While loan originations totaled $3.4 billion in the first nine months of the year, the volume was exceeded by nine-month repayments and sales of $6.0 billion, including $1.4 billion from the second quarter sale of PennFed’s one-to-four family loans in whole or securitized form.

In the third quarter of this year, repayments totaled $1.3 billion but were modestly offset by a combination of loans produced and loans acquired. In addition to third quarter 2007 originations of $1.2 billion, the balance of outstanding loans at September 30, 2007 reflects loans acquired in connection with the Doral branch transaction. The transaction added loans of $206.1 million to our portfolio on July 26, 2007, including multi-family loans of $18.1 million, commercial real estate loans of $35.4 million, one-to-four family loans of $48.9 million, and other loans of $103.6 million. A portion of the loans that were acquired in the Doral transaction were subsequently sold in the fourth quarter of the year.

Multi-family Loans

Multi-family loans totaled $13.6 billion at September 30, 2007, a $97.7 million increase from the June 30th balance and an $892.7 million reduction from the balance at December 31, 2006. The September 30, 2007 balance represented 71.8% of loans outstanding, as compared to 71.6% and 73.9%, respectively, at the prior period-ends. The average multi-family loan had a principal balance of $3.5 million at September 30, 2007 and the portfolio of multi-family loans had an average loan-to-value ratio of 63.4% at that date.

Multi-family loan originations totaled $1.7 billion in the first nine months of 2007, including $680.8 million in the third quarter of the year. Multi-family loans thus accounted for 50.6% and 57.3%, respectively, of year-to-date and third quarter loan originations, as compared to 60.2% and 48.8%, respectively, in the year-earlier periods.

We generally make multi-family loans to long-term owners of rent-regulated buildings who typically utilize the funds they borrow to make improvements to the buildings and the apartments therein. The loans in our portfolio generally feature a term of ten years, with a fixed rate of interest for the first five years of the mortgage, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the “five-year CMT”) plus a 150-basis point margin. In view of the recent changes in the interest rate environment and the credit market, the spread above the five-year CMT has widened in recent weeks.

During years six through ten, the borrower has the option of selecting an annually adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 275 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of a fee equal to one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equal to the rate in the initial five-year term.

As improvements are made to the collateral property, New York State and City rent regulations permit an increase in the rents on the apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner historically has opted to refinance the loan, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.5 years at September 30, 2007.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the amount to be prepaid. Prepayment penalties are recorded as interest income and are therefore reflected in our average loan and asset yields and net interest margin. Reflecting an increase in property sales and refinancing activity, the volume of prepayment penalties increased to $53.1 million in the first nine months of 2007 from $20.8 million in the first nine months of 2006. Included in the current nine-month amount was third quarter prepayment penalty income of $17.1 million, down $5.2 million on a linked-quarter basis but up $11.8 million year-over-year.

Our emphasis on multi-family loans is driven by several factors, including their structure which has limited our exposure to interest rate volatility to some extent, as compared to other longer-term mortgage loans. Another factor driving our focus on multi-family loans has been the historical quality of these assets. We generally consider multi-family loans to involve a modest degree of credit risk as compared to certain other types of credits, since the loans we make are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and because the rents are typically below market, occupancy levels generally remain more or less constant, even during times of economic adversity. Accordingly, we have not had a loss on a loan within this niche for more than 25 years.

Commercial Real Estate Loans

Notwithstanding the loans acquired in connection with the Doral transaction, commercial real estate loans represented $3.1 billion, or 16.3%, of total loans at the end of September, down $116.9 million and $16.9 million, respectively, from the balances recorded at June 30, 2007 and December 31, 2006. Commercial real estate loan originations totaled $152.8 million in the third quarter of 2007, boosting the year-to-date volume to $305.6 million, which represented 9.0% of total loans produced over the nine-month period. At September 30, 2007, the average commercial real estate loan had a principal balance of $2.0 million, and the portfolio had an average loan-to-value ratio of 56.8%.

We structure our commercial real estate loans along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT, plus a spread that generally ranges from 165 to 175 basis points. In recent weeks, the spread above the five-year CMT has been somewhat wider, given the changes that have occurred in the current rate environment and our marketplace. For years six through ten, the borrower has the option of selecting an annually adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 300 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of a fee equal to one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Like multi-family loans, commercial real estate loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the amount to be prepaid. Our commercial real estate loans tend to refinance within three to four years of origination, and the expected weighted average life of the portfolio was 3.3 years at September 30, 2007.

Construction Loans

Construction loans totaled $1.1 billion at the close of the current third quarter, a $4.6 million reduction from the second quarter-end balance and a $37.3 million increase from the balance recorded at December 31, 2006. The September 30, 2007 balance reflects year-to-date originations of $461.0 million, including third quarter originations of $83.0 million.

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

One-to-four Family Loans

Largely reflecting loans acquired in our merger transactions, the balance of one-to-four family loans totaled $310.0 million at September 30, 2007, signifying a $26.3 million increase from the balance at June 30, 2007 and a $79.5 million increase from the balance at December 31, 2006.

Other Loans

Other loans totaled $817.7 million at September 30, 2007, an $80.9 million increase from the June 30, 2007 balance and a $140.9 million increase from the balance at December 31, 2006. The three-month increase largely reflects the impact of the Doral transaction, which contributed $103.6 million of other loans on July 26th, as previously discussed. The nine-month increase largely reflects other loans acquired in the Doral transaction, as well as the acquisition of PennFed on April 2nd.

Commercial and industrial (“C&I”) loans accounted for $723.4 million, or 88.5%, of the September 30, 2007 balance, as compared to $630.5 million, representing 85.6% of other loans, at June 30, 2007 and $643.1 million, representing 95.0% of other loans, at December 31, 2006. We originated $842.4 million of other loans in the first nine months of 2007, including $258.0 million in the third quarter; C&I loans accounted for $820.7 million and $253.1 million of the respective amounts.

A broad range of C&I loans, both collateralized and unsecured, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is generally tied to the prime rate of interest.

Asset Quality

The quality of our assets continued to be strong in the third quarter of 2007, reflecting not only our niche as a multi-family lender on rent-regulated buildings, but also the absence of any subprime and Alt-A loans from our loan portfolio.

Charge-offs totaled $151,000 in the three months ended September 30, 2007, bringing the year-to-date total to $286,000, which represented 0.001% of average loans. In the year-earlier nine month period, charge-offs totaled $279,000 and represented a comparable percentage of average loans.

Non-performing assets totaled $22.3 million at September 30, 2007, a $7.5 million increase from the balance at June 30, 2007 and a $260,000 reduction from the balance recorded at year-end 2006. The ratio of non-performing assets to total assets was 0.07% at the close of the current third quarter, as compared to 0.05% and 0.08%, respectively, at the earlier period-ends.

Non-performing loans accounted for $20.8 million of non-performing assets at the close of the current third quarter and represented 0.11% of total loans. At June 30, 2007 and December 31, 2006, non-performing loans totaled $13.7 million and $21.2 million, representing 0.07% and 0.11% of total loans, respectively. Included in non-performing loans at the end of September were non-accrual mortgage loans of $13.4 million and other non-accrual loans of $7.4 million. While the balance of non-accrual mortgage loans reflected a nine-month reduction of $4.7 million, the balance of other non-accrual loans reflected a nine-month increase of $4.3 million. In addition, non-accrual mortgage loans rose $2.6 million from the balance at June 30, 2007, while other non-accrual loans rose $4.4 million over the three-month period.

The balance of non-performing assets also includes properties that are acquired through foreclosure, which are classified as “other real estate owned.” Other real estate owned is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. At September 30, 2007, other real estate owned totaled $1.5 million, up $482,000 from the balance at June 30, 2007 and $135,000 from the balance recorded at year-end 2006. We currently do not expect to incur a loss when such properties are sold.

The allowance for loan losses totaled $88.0 million at September 30, 2007, as compared to $88.2 million and $85.4 million at June 30, 2007 and December 31, 2006, respectively. The nine-month increase reflects the addition of a $2.9 million loan loss allowance in the PennFed transaction, which more than offset year-to-date charge-offs of $286,000. The loan loss allowance represented 0.46% of total loans and 423.06% of non-performing loans at the close of the current third quarter, as compared to 0.47% and 641.64%, respectively, at June 30, 2007 and to 0.43% and 402.72%, respectively, at year-end 2006.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at September 30, 2007 and December 31, 2006:

(dollars in thousands)	At or For the Nine Months Ended September 30, 2007	At or For the Year Ended December 31, 2006
Allowance for Loan Losses:
Balance at beginning of period	$85,389	$79,705
Allowance acquired in merger transactions	2,927	6,104
Charge-offs	(286)	(420)

Balance at end of period	$88,030	$85,389

Non-performing Assets:
Non-accrual mortgage loans	$13,359	$18,072
Other non-accrual loans	7,449	3,131

Total non-accrual loans	20,808	21,203
Other real estate owned	1,476	1,341

Total non-performing assets	$22,284	$22,544

Ratios:
Non-performing loans to total loans	0.11%	0.11%
Non-performing assets to total assets	0.07	0.08
Allowance for loan losses to non-performing loans	423.06	402.72
Allowance for loan losses to total loans	0.46	0.43

Securities

Securities rose to $5.9 billion at September 30, 2007 from $5.7 billion at June 30, 2007 and from $4.9 billion at December 31, 2006. The ratio of securities to total assets was 19.6% at the end of September, as compared to 19.2% and 17.3%, respectively, at the prior period-ends. In addition to our purchase of agency-backed obligations in the second and third quarters, the increase in securities reflects the agency-backed obligations acquired in the Doral branch transaction and a portion of the securities that were acquired with PennFed. In connection with the post-merger repositioning of our balance sheet, we sold $1.1 billion of lower-yielding securities in July 2007, and utilized the proceeds to invest in higher-yielding mortgage-related agency obligations and government debentures as the third quarter progressed.

The sale of securities generated a third quarter loss of $7.3 million, in addition to a loss on the other-than-temporary impairment of those securities in the second quarter of this year. Reflecting the impairment loss, which amounted to $57.0 million, the after-tax net unrealized loss on available-for-sale securities declined to $5.9 million at September 30, 2007 from $17.9 million and $42.8 million, respectively, at June 30, 2007 and December 31, 2006.

Available-for-sale securities represented $1.5 billion, or 25.0%, of total securities at the close of the current third quarter, down $1.3 billion, or 46.3%, from the balance at June 30, 2007 and $464.1 million, or 23.9%, from the balance at December 31, 2006. Held-to-maturity securities totaled $4.4 billion at the end of September, up $1.5 billion and $1.4 billion, respectively, from the balances recorded at the earlier period-ends.

Mortgage-related securities represented $1.0 billion, or 70.2%, of available-for-sale securities at September 30, 2007, and $2.4 billion, or 53.5%, of securities held to maturity. Other securities accounted for the remaining $440.6 million of available-for-sale securities and for the remaining $2.1 billion of held-to-maturity securities at that date. At September 30, 2007, the respective market values of mortgage-related securities and other securities held to maturity were $2.3 billion and $2.1 billion, representing 96.6% and 99.9% of the respective carrying values.

The estimated weighted average life of the securities portfolio was 5.95 years at the end of September, as compared to 5.48 years at December 31, 2006. The estimated weighted average life of mortgage-related securities was 5.63 years and 4.98 years, respectively, at the corresponding dates.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of debt instruments; capital raised through the issuance of stock; and repayments of, and income from, investment securities.

On a consolidated basis, the Company’s funding primarily stems from the cash flows generated through the repayment of loans; the cash flows generated through securities sales and repayments; the deposits we gather through our branch network or acquire in merger transactions; and the use of wholesale funding. During the third quarter of 2007, additional cash flows stemmed from the sale of our Atlantic Bank headquarters in Manhattan, which generated net proceeds of $99.6 million.

Loans generated cash flows of $5.4 billion in the first nine months of 2007, including repayments of $4.6 billion. In the third quarter of the year, loans generated cash flows of $1.3 billion, with sales accounting for a modest $12.3 million of the total and the remainder stemming from repayments.

Securities generated cash flows of $2.5 billion in the first nine months of 2007, including $1.5 billion in the third quarter of the year. Securities sales accounted for $1.4 billion and $2.0 billion of the cash flows generated in the three- and nine-month periods, respectively, with repayments accounting for the remaining $109.1 million and $497.9 million, respectively.

Deposits totaled $13.6 billion at September 30, 2007, a $201.8 million, or 1.5%, reduction from the second quarter-end balance and a $948.5 million, or 7.5%, increase from the balance recorded at December 31, 2006. The nine-month increase was largely attributable to the transactions with PennFed and Doral. While the Doral transaction contributed to the balance of deposits at the end of September, the amount contributed was offset by the run-off of higher-cost deposits, as we continued to price our products conservatively.

Certificates of deposit (“CDs”) accounted for $6.6 billion, or 48.8%, of total deposits at September 30, 2007, down $262.1 million from the balance recorded at June 30, 2007 and up $674.8 million from the balance recorded at year-end 2006. In addition to allowing the run-off of higher-cost retail CDs during the quarter, the three-month decline indicates a reduction in brokered CDs, as further discussed below.

Core deposits represented $6.9 billion, or 51.2%, of total deposits at the end of September, as compared to $6.9 billion and $6.7 billion, respectively, at the earlier period-ends. While non-interest-bearing accounts rose $354.6 million to $1.5 billion over the course of the quarter, the increase was tempered by a $172.6 million decline in NOW and money market accounts to $2.9 billion and a $121.6 million decline in savings accounts to $2.5 billion during this time. The nine-month increase in core deposits was the net effect of a $62.6 million rise in savings accounts, a $420.5 million rise in non-interest-bearing accounts, and a $209.4 million decrease in NOW and money market accounts.

Brokered deposits totaled $874.9 million at the close of the current third quarter, down $134.7 million and $68.9 million, respectively, from the balances recorded at June 30, 2007 and December 31, 2006. The nine-month decline was the net effect of a $268.0 million reduction in brokered NOW and money market accounts to $396.7 million and a $199.1 million increase in brokered CDs to $478.2 million. In contrast, the balance of brokered CDs declined $111.6 million over the course of the current third quarter, despite the addition of $17.7 million in the transaction with Doral. Brokered NOW and money market accounts also declined, albeit by a more modest $23.1 million, during this time.

Borrowed funds totaled $12.1 billion at September 30, 2007, up $507.6 million and $198.5 million, respectively, from the balances recorded at June 30, 2007 and December 31, 2006. Wholesale borrowings accounted for $11.2 billion of the September 30th balance, and were up $508.1 million and $155.0 million, respectively, from the amounts recorded at the earlier dates. The higher balance partly reflects wholesale borrowings that were assumed in connection with the Doral transaction.

Federal Home Loan Bank of New York (“FHLB-NY”) advances accounted for $7.1 billion of wholesale borrowings at September 30, 2007, with repurchase agreements accounting for the remaining $4.2 billion.

Reflecting the increase in wholesale borrowings and the reduction in total assets over the course of the quarter, wholesale borrowings represented 37.4% of total assets at September 30, 2007, as compared to 36.2% at the trailing quarter-end. At December 31, 2006, wholesale borrowings represented 38.9% of total assets.

Also reflected in the balance of borrowed funds at September 30, 2007 were junior subordinated debentures of $500.5 million, including $45.6 million acquired in the transaction with PennFed. Senior debt and preferred stock of subsidiaries accounted for the remaining $352.6 million of borrowed funds at quarter-end.

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

In a rising interest rate environment, an institution with a positive gap would generally be expected to experience a greater increase in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. Conversely, in a declining rate environment, an institution with a positive gap would generally be expected to experience a lesser reduction in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income.

At September 30, 2007, our one-year gap was a positive 2.12%, as compared to a negative 6.91% at June 30, 2007 and a negative 11.66% at December 31, 2006. The movement of our one-year gap over the course of the quarter was largely attributable to the extension of wholesale borrowings totaling $3.0 billion to terms in the range of five to ten years.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2007 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 20% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. Money market accounts, with the exception of accounts with specified repricing dates, were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that assumed prepayment and decay rates will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At September 30, 2007
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
Interest-earning Assets:
Mortgage and other loans(1)	$2,938,953	$ 4,110,373	$7,141,195	$3,946,329	$ 758,150	$ 85,276	$18,980,276
Mortgage-related securities(2)(3)	218,916	385,613	813,051	640,802	928,227	416,285	3,402,894
Other securities(2)	794,862	462,451	85,880	196,500	485,723	844,880	2,870,296
Money market investments	1,025,589	—	—	—	—	—	1,025,589

Total interest-earning assets	4,978,320	4,958,437	8,040,126	4,783,631	2,172,100	1,346,441	26,279,055

Interest-bearing Liabilites:
Savings accounts	30,710	92,129	227,558	205,371	1,057,515	843,482	2,456,765
NOW and Super NOW accounts	8,433	25,298	62,486	56,393	290,386	231,615	674,611
Money market accounts	246,256	320,009	614,416	393,226	677,223	21,846	2,272,976
Certificates of deposit	1,610,070	3,585,511	1,187,660	140,648	95,478	—	6,619,367
Borrowed funds	1,828,133	1,554,054	900,163	924,309	6,488,486	383,329	12,078,474

Total interest-bearing liabilities	3,723,602	5,577,001	2,992,283	1,719,947	8,609,088	1,480,272	24,102,193

Interest rate sensitivity gap per period(4)	$1,254,718	$ (618,564)	$5,047,843	$3,063,684	$(6,436,988)	$ (133,831)	$ 2,176,862

Cumulative interest sensitivity gap	$1,254,718	$636,154	$5,683,997	$8,747,681	$2,310,693	$2,176,862

Cumulative interest sensitivity gap as a percentage of total assets	4.18%	2.12%	18.92%	29.12%	7.69%	7.25%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	133.70	106.84	146.24	162.43	110.21	109.03

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Management also monitors interest rate sensitivity through the use of a model that generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates.

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

Based on the information and assumptions in effect at September 30, 2007, the following table reflects the estimated percentage change in our NPV assuming both a 100- and 200-basis point increase and a 100- and 200-basis point reduction in interest rates:

Changes in Interest Rates (in basis points)	Estimated Percentage Change in Net Portfolio Value
+ 200 over one year	(14.01)%
+ 100 over one year	(5.57)
- 100 over one year	(1.43)
- 200 over one year	(9.13)

We also utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table below, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes.

Based on the information and assumptions in effect at September 30, 2007, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(7.87)%
+ 100 over one year	(3.77)
- 100 over one year	0.96
- 200 over one year	(0.95)

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

Management notes that no assurances can be given that future changes in our mix of assets and liabilities will not result in greater changes to the gap, NPV, or net interest income simulation.

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

In the nine months ended September 30, 2007, our investing activities provided net cash of $2.5 billion. While our primary investing activity is loan production, the level of repayments during this time exceeded the level of loans produced, resulting in a net decrease in loans.

The net cash used in financing activities during this time totaled $1.7 billion, largely reflecting the aforementioned declines in deposits and borrowed funds. Our operating activities provided net cash of $294.7 million in the first nine months of this year.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. Our most liquid assets are cash and cash equivalents, which totaled $1.3 billion at September 30, 2007, as compared to $230.8 million at December 31, 2006. The increase in liquidity reflects the remainder of the cash flows produced through the sale of one-to-four family loans acquired in the PennFed transaction, which were primarily invested in overnight federal funds prior to being invested in agency-backed obligations or used to fund the outflow of higher-cost deposits. Additional liquidity is available through our approved line of credit with the FHLB-NY and our portfolio of available-for-sale securities.

CDs due to mature in one year or less from September 30, 2007 totaled $5.2 billion. While our ability to retain and attract CDs depends on various factors, including the competitiveness of the terms and interest rates we offer, our desire to retain and attract CDs depends on our need for such funding, and the availability and attractiveness of other sources of funds. For example, the infusion of deposits through our recent acquisitions has reduced our need to vie aggressively for term deposits in our highly competitive marketplace.

Off-balance Sheet Arrangements and Contractual Commitments

At September 30, 2007, we had outstanding mortgage loan commitments of $791.8 million, including commitments to originate multi-family loans of $379.0 million, and outstanding letters of credit totaling $70.3 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements, including leases on certain branches that were assumed in the transactions with PennFed and Doral. As the impact of these leases is not material, the amounts involved in our operating lease and license agreements at September 30, 2007 remained comparable to the amounts recorded at December 31, 2006, as disclosed in our 2006 Annual Report on Form 10-K.

Capital Position

Stockholders’ equity totaled $4.0 billion at September 30, 2007, a $341.6 million increase from the balance at December 31, 2006. The September 30, 2007 amount was equivalent to 13.42% of total assets and a book value of $12.85 per share, based on 313,633,512 shares. The December 31, 2006 amount was equivalent to 12.95% of total assets and a book value of $12.56 per share, based on 293,890,372 shares.

We calculate book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at September 30, 2007 and December 31, 2006 was 1,189,653 and 1,460,564, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

The nine-month increase in stockholders’ equity was largely attributable to our issuance of 15,977,941 shares of common stock with a value of $255.9 million, in connection with the PennFed acquisition on April 2, 2007.

Excluding goodwill of $2.3 billion and CDI of $112.7 million, we reported tangible stockholders’ equity of $1.6 billion at September 30, 2007, equivalent to 5.69% of tangible assets and a tangible book value of $5.00 per share. At December 31, 2006, we reported tangible stockholders’ equity of $1.4 billion, equivalent to 5.47% of tangible assets and a tangible book value of $4.88 per share.

Excluding after-tax net unrealized losses on securities in the amount of $13.3 million, our adjusted tangible stockholders’ equity was equivalent to 5.74% of adjusted tangible assets at September 30, 2007. Excluding after-tax net unrealized losses on securities of $52.1 million, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 5.66% at December 31, 2006. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related measures that appear earlier in this report.)

In addition to the aforementioned issuance of shares, our tangible stockholders’ equity was supported by nine-month 2007 net income of $211.7 million and a $36.9 million reduction in the after-tax net unrealized loss on available-for-sale securities to $5.9 million. These contributing factors were largely offset by the payment of a $0.25 per share dividend in each of the year’s first three quarters, amounting to a total distribution of $229.6 million.

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at September 30, 2007. On a consolidated basis, our leverage capital equaled $2.3 billion, representing 8.33% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $2.3 billion and $2.4 billion, representing 12.79% and 13.37%, respectively, of risk-weighted assets. At December 31, 2006, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $2.1 billion, $2.1 billion, and $2.2 billion, representing 8.14% of adjusted average assets, 11.76% of risk-weighted assets, and 12.31% of risk-weighted assets, respectively.

In addition, as of September 30, 2007, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2007 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At September 30, 2007
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,286,403	8.33%	$2,286,403	12.79%	$2,389,433	13.37%
Regulatory capital requirement	1,097,532	4.00	714,802	4.00	1,429,605	8.00

Excess	$1,188,871	4.33%	$1,571,601	8.79%	$ 959,828	5.37%

Regulatory Capital Analysis (New York Community Bank)

	At September 30, 2007
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,996,708	8.05%	$1,996,708	12.53%	$2,077,522	13.04%
Regulatory capital requirement	992,033	4.00	637,441	4.00	1,274,883	8.00

Excess	$1,004,675	4.05%	$1,359,267	8.53%	$ 802,639	5.04%

Regulatory Capital Analysis (New York Commercial Bank)
	At September 30, 2007
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$329,045	11.35%	$329,045	16.83%	$336,274	17.20%
Regulatory capital requirement	115,985	4.00	78,197	4.00	156,394	8.00

Excess	$213,060	7.35%	$250,848	12.83%	$179,880	9.20%

Earnings Summary for the Three Months Ended September 30, 2007

In the three months ended September 30, 2007, we recorded earnings of $110.9 million, including an after-tax gain of $44.8 million on the sale of our Atlantic Bank headquarters and an after-tax loss of $5.0 million on the sale of securities that were determined to be impaired in the second quarter of the year. On a per-share basis, our third quarter 2007 earnings were equivalent to $0.36 (basic) and $0.35 (diluted), including a $0.14 per share gain on the sale of the Atlantic Bank building, which was partially offset by a $0.02 per share loss on the sale of securities.

By comparison, we recorded earnings of $62.5 million, or $0.21 per basic and diluted share, in the third quarter of 2006.

In addition to the earnings contributed by the sale of the Atlantic Bank building, our third quarter 2007 earnings reflect year-over-year increases in net interest income, fee income, BOLI income, and other income, which, in the aggregate, exceeded the increases in non-interest expense and income tax expense.

In the three months ended June 30, 2007, we recorded earnings of $36.0 million, or $0.12 per basic and diluted share. While the sale of securities generated an after-tax gain of $6.2 million, or $0.02 per share, in the second quarter, the benefit was significantly exceeded by the aforementioned impairment loss, which reduced our second quarter 2007 earnings by $38.7 million, or $0.12 per share, after tax. Our second quarter 2007 earnings were also reduced by a $2.2 million, or $0.01 per share, after-tax charge on the prepayment of wholesale borrowings and a $1.3 million after-tax loss on the early redemption of certain trust preferred securities (the “loss on debt redemption”).

Net Interest Income

Net interest income is our primary source of income. Its level is largely a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of our interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, market interest rates, and the monetary policy of the FOMC.

The FOMC reduces, maintains, or increases the target fed funds rate as it deems necessary. The FOMC lowered the fed funds rate by fifty basis points on September 18, 2007, from 5.25% to 4.75%. The reduction in the fed funds rate was the first in 13 quarters; from June 30, 2004 through June 29, 2006, the FOMC raised the rate a total of 425 basis points. Subsequently, on October 31, 2007, the fed funds rate was again reduced, to 4.50%.

While the fed funds rate impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. As previously indicated, the pricing of our multi-family and commercial real estate loans is generally based on the five-year CMT plus a spread of 150 basis points, in the case of multi-family loans, and a spread of 165 to 175 basis points in the case of commercial real estate loans. The five-year CMT averaged 4.51% in the current third quarter, reaching a low of 4.00% on September 10, 2007 and a high of 5.10% on July 6, 2007.

In addition, the level of net interest income we record is significantly influenced by the level of prepayment penalty income that stems from the prepayment of multi-family and commercial real estate loans. Since such penalties are recorded as interest income, an increase or decrease in their level will be reflected in the average yield of loans and assets, and therefore, in our net interest margin and interest rate spread. In the third quarter of 2007, prepayment penalty income totaled $17.1 million, signifying a $5.2 million, or 23.4% reduction linked-quarter and an $11.8 million, or 221.2%, increase year-over-year.

Net interest income totaled $154.9 million in the three months ended September 30, 2007, down $6.2 million from the trailing-quarter level, but up $15.0 million, or 10.7%, from the level recorded in the three months ended September 30, 2006. The linked-quarter decline was the net effect of a $3.8 million reduction in interest income to $397.2 million and a $2.4 million rise in interest expense to $242.4 million. The year-over-year increase in net interest income was the net effect of a $35.9 million rise in interest income and a $20.9 million rise in interest expense.

The year-over-year increase in net interest income was largely due to an uptick in refinancing activity and property sales in the multi-family sector, which not only resulted in the aforementioned increase in prepayment penalty income but also the roll-off of lower-yielding loans and the replenishment of our asset mix with higher-yielding loans and securities. In addition to the aforementioned decline in prepayment penalty income, the linked-quarter decline in net interest income reflects the continued reduction in the average balance of interest-earning assets, which was coupled with an increase in interest-bearing liabilities.

Year-over-year Comparison

The year-over-year rise in interest income was driven by a $790.7 million increase in the average balance of interest-earning assets to $26.0 billion, together with a 37-basis point rise in the average yield to 6.11%. The higher average balance was largely attributable to the PennFed acquisition. The higher yield was primarily due to the aforementioned increase in prepayment penalty income, the reduction in lower-yielding assets, and an increase in the yield on securities reflecting the post-merger repositioning of the balance sheet.

The interest income produced by loans rose $13.8 million year-over-year to $302.7 million, as a $444.5 million decline in the average balance to $19.0 billion was offset by a 43-basis point increase in the average yield to 6.37%. In addition, the interest income produced by securities rose $9.7 million year-over-year, to $81.8 million, the combined effect of a $275.2 million increase in the average balance to $6.0 billion and a 42-basis point rise in the average yield to 5.47%.

The year-over-year increase in interest expense was driven by an $869.1 million rise in the average balance of interest-bearing liabilities to $24.4 billion, together with a 21-basis point rise in the average cost of funds to 3.95%. While the increase in interest expense was primarily due to an increase in higher-cost funding, it also reflects a reduction in the mark-to-market accretion on the borrowed funds acquired in our merger with Roslyn Bancorp, Inc. on October 31, 2003.

The interest expense produced by interest-bearing deposits rose $4.0 million year-over-year to $109.9 million, the net effect of a $50.5 million decrease in the average balance to $12.5 billion and a 15-basis point increase in the average cost to 3.50%. The bulk of the increase was produced by CDs, which averaged $6.8 billion in the current third quarter, as compared to $6.4 billion in the year-earlier three months. Reflecting the higher average balance and a 26-basis point increase in the average cost to 4.60%, CDs generated third quarter 2007 interest expense of $78.6 million, up $8.4 million from the year-earlier amount.

Savings accounts produced third quarter 2007 interest expense of $7.2 million, an increase of $1.9 million, the net effect of a $28.9 million decline in the average balance to $2.5 billion and a 31-basis point rise in the average cost to 1.13%. The interest expense produced by NOW and money market accounts meanwhile declined by $6.3 million to $24.1 million, the combined effect of a $374.5 million reduction in the average balance to $3.1 billion and a 39-basis point reduction in the average cost of such funds to 3.12%. In addition, the average balance of non-interest-bearing deposits declined by $8.5 million to $1.2 billion year-over-year.

Borrowed funds generated third quarter 2007 interest expense of $132.5 million, a $16.9 million increase from the level recorded in the third quarter of 2006. The year-over-year rise was attributable to a $919.6 million increase in the average balance to $11.9 billion and a 24-basis point increase in the average cost of such funds to 4.42%.

Net Interest Margin and Interest Rate Spread

The preceding factors also contributed to the year-over-year expansion of our interest rate spread and net interest margin, which equaled 2.16% and 2.41%, respectively, in the current third quarter, as compared to 2.00% and 2.24%, respectively, in the third quarter of 2006.

Linked-quarter Comparison

The linked-quarter decline in third quarter 2007 interest income was driven by a $359.4 million reduction in the average balance of interest-earning assets, which more than offset the benefit of a one-basis point rise in the average yield. The lower average balance was largely attributable to a decline in the average balance of loans over the course of the quarter, as our conservative approach to lending in the current market resulted in the volume of repayments exceeding the volume of loans produced. The increase in the average yield was limited by the aforementioned reduction in prepayment penalty income, which resulted in a decline in the average yield on loans. The latter decline was largely offset by an increase in the yield on securities during the quarter, reflecting both the repositioning and growth of the securities portfolio.

The interest income produced by loans declined $10.8 million over the course of the quarter, reflecting a $485.8 million reduction in the average balance and a seven-basis point drop in the average yield. During this time, the interest income produced by securities rose $8.5 million, the combined effect of a $263.2 million increase in the average balance and a 35-basis point increase in the average yield. The linked-quarter rise in the average balance and yield reflect our purchase of higher-yielding agency-backed obligations with the cash flows produced through the sale of lower-yielding securities early in July.

The linked-quarter increase in interest expense was the net effect of a $306.8 million decline in the average balance of interest-bearing liabilities and a five-basis point increase in the average cost of funds. The lower average balance was largely attributable to a $441.0 million decline in average interest-bearing deposits, including a $224.8 million decrease in average CDs and a $65.2 million decrease in average NOW and money market accounts. The interest expense produced by NOW and money market accounts declined $1.2 million linked-quarter, the effect of the lower average balance and a 12-basis point decline in the average cost of such funds. The interest expense produced by CDs fell $1.7 million during the quarter, as the cost of such funds held steady and the average balance declined. The interest expense produced by savings accounts fell $115,000, as an $83.9 million decline in the average balance more than offset a one-basis point rise in the average cost. During this time, the average balance of non-interest-bearing deposits rose $18.6 million.

While the interest expense produced by interest-bearing deposits thus fell $3.0 million linked-quarter, the reduction was exceeded by a $5.5 million increase in the interest expense produced by borrowed funds. The increase was the combined result of a $134.2 million rise in the average balance and a nine-basis point rise in the average cost. These increases were largely due to the Doral transaction, which contributed borrowed funds of $124.2 million on July 26th.

Reflecting the same factors that contributed to the linked-quarter decline in our net interest income, our spread and margin declined four and three basis points, respectively, in the three months ended September 30, 2007.

It should be noted that the level of prepayment penalty income in any given quarter depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on current market conditions, including real estate values; the perceived direction of market interest rates; and the contractual repricing and maturity dates of the loans. Accordingly, the level of prepayment penalties is unpredictable in nature. While the amount of prepayment penalty income received in the first nine months of this year has already exceeded the amount received in the prior year’s four quarters, the level of prepayment penalty income received during the fourth quarter of 2007 may or may not differ significantly from the levels recorded in the first three quarters of this year.

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

Net Interest Income Analysis (Year-over-year Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,
	2007				2006
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$18,979,750	$302,665	6.37%		$19,424,240	$288,839	5.94%
Securities (2) (3)	5,987,562	81,833	5.47		5,712,371	72,108	5.05
Money market investments	989,423	12,726	5.10		29,436	350	4.72

Total interest-earning assets	25,956,735	397,224	6.11		25,166,047	361,297	5.74
Non-interest-earning assets	3,859,546				3,407,162

Total assets	$29,816,281				$28,573,209

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 3,064,306	$ 24,067	3.12%		$ 3,438,853	$ 30,397	3.51%
Savings accounts	2,534,661	7,195	1.13		2,563,579	5,299	0.82
Certificates of deposit	6,772,774	78,589	4.60		6,416,244	70,148	4.34
Mortgagors’ escrow	99,653	26	0.10		103,218	31	0.12

Total interest-bearing deposits	12,471,394	109,877	3.50		12,521,894	105,875	3.35
Borrowed funds	11,891,671	132,495	4.42		10,972,048	115,575	4.18

Total interest-bearing liabilities	24,363,065	242,372	3.95		23,493,942	221,450	3.74
Non-interest-bearing deposits	1,219,793				1,228,255
Other liabilities	282,208				217,744

Total liabilities	25,865,066				24,939,941
Stockholders’ equity	3,951,215				3,633,268

Total liabilities and stockholders’ equity	$29,816,281				$28,573,209

Net interest income/interest rate spread		$154,852	2.16%			$139,847	2.00%

Net interest-earning assets/net interest margin	$1,593,670		2.41%		$1,672,105		2.24%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-quarter Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended
	September 30, 2007				June 30, 2007
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$18,979,750	$302,665	6.37%		$19,465,563	$313,469	6.44%
Securities (2) (3)	5,987,562	81,833	5.47		5,724,322	73,319	5.12
Money market investments	989,423	12,726	5.10		1,126,275	14,221	5.06

Total interest-earning assets	25,956,735	397,224	6.11		26,316,160	401,009	6.10
Non-interest-earning assets	3,859,546				3,793,709

Total assets	$29,816,281				$30,109,869

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 3,064,306	$ 24,067	3.12%		$ 3,129,495	$ 25,246	3.24%
Savings accounts	2,534,661	7,195	1.13		2,618,547	7,310	1.12
Certificates of deposit	6,772,774	78,589	4.60		6,997,582	80,334	4.60
Mortgagors’ escrow	99,653	26	0.10		166,731	34	0.08

Total interest-bearing deposits	12,471,394	109,877	3.50		12,912,355	112,924	3.51
Borrowed funds	11,891,671	132,495	4.42		11,757,489	127,003	4.33

Total interest-bearing liabilities	24,363,065	242,372	3.95		24,669,844	239,927	3.90
Non-interest-bearing deposits	1,219,793				1,201,180
Other liabilities	282,208				321,978

Total liabilities	25,865,066				26,193,002
Stockholders’ equity	3,951,215				3,916,867

Total liabilities and stockholders’ equity	$29,816,281				$ 30,109,869

Net interest income/interest rate spread		$154,852	2.16%			$161,082	2.20%

Net interest-earning assets/net interest margin	$1,593,670		2.41%		$1,646,316		2.44%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

The provision for loan losses is based on management’s assessment of the adequacy of the loan loss allowance. This assessment, made periodically, considers several factors, including the current and historical performance of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs; regulatory guidance; local economic conditions; and the direction of real estate values.

As a result of management’s assessment, no provision for loan losses was recorded in the first three quarters of 2007 or the first three quarters of 2006. As previously indicated in the earlier asset quality discussion, non-performing loans represented $20.8 million, or 0.11%, of total loans, at September 30, 2007, as compared to $13.7 million, representing 0.07% of total loans, at June 30, 2007, and $21.2 million, representing 0.11% of total loans, at December 31, 2006. Charge-offs totaled $151,000 in the current third quarter, bringing the year-to-date total to $286,000.

At September 30, 2007, the allowance for loan losses totaled $88.0 million, up $2.6 million from the balance recorded at December 31, 2006. The increase reflects the $2.9 million loan loss allowance we acquired in the PennFed transaction, which more than offset the charge-offs we recorded year-to-date. The allowance for loan losses represented 423.06% of non-performing loans at September 30, 2007 and 0.46% of total loans at that date.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with our earlier discussion of asset quality.

Non-interest Income

Non-interest income generally consists of fee income (comprised primarily of fees related to retail deposits); income generated by our investment in BOLI; and other income, which primarily includes the revenues produced through the sale of third-party investment products and by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

Non-interest income totaled $84.4 million in the third quarter of 2007, as compared to a non-interest loss of $23.9 million and non-interest income of $23.5 million in the trailing and year-earlier three months, respectively. The current third quarter amount was increased by the $64.9 million pre-tax gain on the sale of our Atlantic Bank headquarters, which more than offset the $7.3 million pre-tax loss on the sale of securities that were written down in the second quarter of the year. The level of non-interest income recorded in the three months ended September 30, 2007 also reflects linked-quarter and year-over-year increases in BOLI and other income. Fee income declined modestly on a linked-quarter basis but was up from the level recorded in the third quarter of 2006.

The non-interest loss recorded in the second quarter of 2007 reflects the aforementioned pre-tax impairment loss of $57.0 million, in addition to the $1.8 million pre-tax loss on debt redemption that was recorded in connection with the early redemption of Haven Capital Trust I and Roslyn Preferred Trust I. These losses were partly offset by a $9.2 million pre-tax net gain on the sale of securities during the three-month period.

The following table summarizes the components of non-interest income (loss) for the three months ended September 30, 2007, June 30, 2007, and September 30, 2006:

	For the Three Months Ended
(in thousands)	September 30, 2007	June 30, 2007	September 30, 2006
Fee income	$10,624	$ 10,747	$10,437
BOLI income	6,999	6,283	6,110
Net (loss) gain on sale of securities	(7,307)	9,195	—
Gain on sale of bank-owned property	64,879	—	—
Loss on debt redemption	—	(1,848)	—
Loss on other-than-temporary impairment of securities	—	(56,958)	—
Other income:
PBC	3,820	3,755	3,281
Third-party investment product sales	2,268	2,690	1,599
Gain on sale of 1-4 family and other loans	174	359	89
Other	2,985	1,848	1,951

Total other income	9,247	8,652	6,920

Total non-interest income (loss)	$84,442	$(23,929)	$23,467

Non-interest Expense

Non-interest expense consists of operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations. Non-interest expense totaled $78.7 million in the current third quarter, as compared to $84.6 million and $71.5 million, respectively, in the trailing and year-earlier three months. The trailing quarter amount was increased by the aforementioned pre-tax charge of $3.2 million for the prepayment of wholesale borrowings.

Operating expenses accounted for $72.8 million of non-interest expense in the current third quarter, as compared to $75.6 million and $66.4 million in the trailing and year-earlier three months. Included in the third quarter 2007 amount was compensation and benefits expense of $40.6 million, as compared to $39.9 million and $34.5 million, respectively, in the earlier periods. Largely reflecting the impact of the PennFed and Doral transactions, the number of full-time equivalent employees rose to 2,655 at September 30, 2007 from 2,626 and 2,461 at June 30, 2007 and September 30, 2006, respectively.

Occupancy and equipment expense totaled $16.7 million in the current third quarter, down $752,000 on a linked-quarter basis, but up $864,000 from the year-earlier amount. The year-over-year increase primarily reflects the addition of PennFed’s branch network and, to a lesser extent, the addition of 11 branches in the transaction with Doral. The linked-quarter decline reflects a reduction in depreciation and maintenance costs on bank buildings, offset by an increase in rental expense stemming from the Doral branches and the sale of the Atlantic Bank building, where we still operate a branch. General and administrative expenses totaled $15.5 million in the current third quarter, down $2.7 million and $613,000, respectively, from the levels recorded in the second quarter of 2007 and the third quarter of 2006. The linked-quarter reduction largely reflects declines in legal and professional fees, as well as insurance costs.

CDI amortization totaled $5.9 million in the current third quarter, up $32,000 on a linked-quarter basis and $806,000 year-over-year. The linked-quarter increase reflects the amortization of the additional CDI that stemmed from the Doral transaction; the year-over-year increase reflects the amortization of the additional CDI that stemmed from the transactions with both PennFed and Doral.

Income Tax Expense

We recorded income tax expense of $49.7 million in the current third quarter, up $33.2 million from the trailing quarter level and up $20.4 million year-over-year. The linked-quarter increase largely reflects the favorable impact of the gain on the sale of the Atlantic Bank headquarters on our third quarter pre-tax income, as compared to the adverse impact of the impairment loss on our pre-tax income in the second quarter of the year. Pre-tax income totaled $160.6 million in the current third quarter, signifying a linked-quarter increase of $108.1 million and a year-over-year increase of $68.8 million. In addition, the effective tax rate equaled 31.0% in the third quarter of 2007, as compared to 31.5% and 32.0%, respectively, in the earlier periods.

Please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Nine Months Ended September 30, 2007

We recorded earnings of $211.7 million, or $0.69 per basic and diluted share, in the nine months ended September 30, 2007, as compared to $179.5 million, or $0.64 per basic and $0.63 per diluted share, in the nine months ended September 30, 2006. The current nine-month amounts reflect the impact of (1) the after-tax gain of $44.8 million, or $0.14 per share, on the sale of our Atlantic Bank headquarters; (2) the $38.7 million, or $0.12 per share, impairment loss; (3) a $1.2 million after-tax net gain on the sale of securities; (4) the $2.2 million, or $0.01 per share, after-tax charge for the prepayment of wholesale borrowings; and (5) the $1.3 million after-tax loss on debt redemption. Combined, these five factors added $3.9 million to our earnings for the nine months ended September 30, 2007, equivalent to $0.01 per basic and diluted share.

In the year-earlier nine-month period, our earnings were impacted by an $18.8 million, or $0.07 per share, after-tax repositioning charge in connection with the Atlantic Bank acquisition, and an after-tax loss of $3.6 million, or $0.01 per share, on the mark-to-market of interest rate swaps. Together, these factors reduced our earnings for the nine months ended September 30, 2006 by $22.4 million, or $0.08 per basic and diluted share. The repositioning charge consisted of a charge for the prepayment of certain wholesale borrowings and a charge for the termination of our interest rate swaps.

Net Interest Income

Net interest income rose to $462.1 million in the nine months ended September 30, 2007 from $420.8 million in the nine months ended September 30, 2006. The increase was driven by a $126.6 million rise in interest income to $1.2 billion, which exceeded an $85.2 million rise in interest expense to $705.5 million.

The year-over-year increase in net interest income largely reflects the benefit of a $32.3 million rise in prepayment penalty income to $53.1 million, which contributed to an increase in the average yield and interest income produced by loans. In addition, the level of net interest income in the current nine-month period reflects the nine- and six-month impact of the Atlantic Bank and PennFed acquisitions, as well as the deployment of the cash flows from the run-off of lower-yielding loans and the sale of lower-yielding securities into interest-earning assets that featured higher yields.

The year-over-year increase in interest income was the result of a $1.1 billion rise in the average balance of interest-earning assets to $25.7 billion, together with a 42-basis point rise in the average yield to 6.06%. The average balance was boosted by a $642.4 million increase in average loans to $19.3 billion together with a $685.4 million increase in average money market investments to $715.6 million. Reflecting a 45-basis point rise in the average yield to 6.32%, as well as the higher average balance, loans produced interest income of $914.6 million in the nine months ended September 30, 2007, a $93.1 million increase from the level recorded in the nine months ended September 30, 2006. The interest income produced by money market investments rose $26.2 million to $27.2 million, as the higher balance combined with a 67-basis point rise in the average yield on such assets to 5.08%. While the average balance of securities declined $252.7 million during this time, to $5.7 billion, the interest income produced by such assets rose $7.3 million to $225.8 million, as the average yield on securities rose 39 basis points to 5.31%.

The year-over-year increase in interest expense was attributable to a $988.2 million rise in the average balance of interest-bearing liabilities to $24.1 billion and a 32-basis point rise in the average cost of funds to 3.91%. The average balance was boosted by two primary factors: the nine-month impact of the deposits and borrowed funds acquired in the Atlantic Bank transaction and the six-month impact of those acquired in the transaction with PennFed. The higher average cost reflects the level of short-term interest rates in the current nine-month period as compared to the level in the nine months ended September 30, 2006.

Interest-bearing deposits generated interest expense of $322.7 million in the first nine months of 2007, a year-over-year increase of $44.4 million. The increase was the combined result of a $229.6 million rise in the average balance of such funds to $12.3 billion, and a 43-basis point rise in the average cost to 3.50%. The higher balance was primarily the net effect of a $775.1 million rise in average CDs to $6.6 billion and a $555.1 million decline in average NOW and money market accounts to $3.0 billion. The interest expense produced by CDs rose $51.0 million year-over-year to $229.2 million, as the higher balance combined with a 56-basis point rise in the average cost of such funds to 4.62%. The interest expense produced by NOW and money market accounts declined $14.4 million to $73.2 million, reflecting the lower average balance and a four-basis point reduction in the average cost of such funds to 3.21%. In addition, the interest expense produced by savings accounts rose $7.8 million to $20.2 million as a $6.7 million rise in the average balance combined with a 41-basis point rise in the average cost of such funds to 1.07%. Non-interest-bearing accounts averaged $1.2 billion in the first nine months of 2007, signifying a $65.6 million increase year-over-year.

The interest expense produced by borrowed funds totaled $382.8 million in the first nine months of 2007, a $40.8 million increase from the level recorded in the first nine months of 2006. The increase was attributable to a $758.5 million rise in the average balance of such funds to $11.8 billion and a 20-basis point rise in the average cost to 4.35%.

Reflecting the same combination of factors that contributed to the year-over-year rise in net interest income, our interest rate spread and net interest margin expanded 10 and 12 basis points, respectively, to 2.15% and 2.39% in the nine months ended September 30, 2007.

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

Net Interest Income Analysis

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007				2006
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,310,587	$ 914,601	6.32%		$18,668,144	$ 821,519	5.87%
Securities (2) (3)	5,675,776	225,840	5.31		5,928,496	218,564	4.92
Money market investments	715,563	27,193	5.08		30,164	994	4.41

Total interest-earning assets	25,701,926	1,167,634	6.06		24,626,804	1,041,077	5.64
Non-interest-earning assets	3,691,006				3,347,185

Total assets	$29,392,932				$27,973,989

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 3,045,754	$ 73,215	3.21%		$ 3,600,867	$ 87,580	3.25%
Savings accounts	2,519,384	20,206	1.07		2,512,672	12,391	0.66
Certificates of deposit	6,634,885	229,151	4.62		5,859,821	178,115	4.06
Mortgagors’ escrow	128,803	93	0.10		125,828	141	0.15

Total interest-bearing deposits	12,328,826	322,665	3.50		12,099,188	278,227	3.07
Borrowed funds	11,773,987	382,847	4.35		11,015,469	342,089	4.15

Total interest-bearing liabilities	24,102,813	705,512	3.91		23,114,657	620,316	3.59
Non-interest-bearing deposits	1,172,809				1,107,236
Other liabilities	291,347				246,863

Total liabilities	25,566,969				24,468,756
Stockholders’ equity	3,825,963				3,505,233

Total liabilities and stockholders’ equity	$29,392,932				$27,973,989

Net interest income/interest rate spread		$ 462,122	2.15%			$ 420,761	2.05%

Net interest-earning assets/net interest margin	$1,599,113		2.39%		$1,512,147		2.27%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

As previously noted, the provision for loan losses is based on management’s assessment of the loan loss allowance and the current and historical performance of the loan portfolio, among other factors. We recorded no provision for loan losses in the nine months ended September 30, 2007 or 2006. For additional information, please see the third quarter 2007 discussion of the provision for loan losses, and the discussions of the allowance for loan losses and asset quality earlier in this report.

Non-interest Income

Non-interest income totaled $84.6 million in the first nine months of 2007, as compared to $66.3 million in the first nine months of 2006.

While the gain on the sale of our Atlantic Bank headquarters added $64.9 million to the current nine-month total, its benefit was significantly tempered by the $57.0 million impairment loss and the $1.8 million loss on debt redemption, both of which were recorded in the second quarter of the year. The level of non-interest income recorded in the year-earlier nine-month period was reduced by a $6.1 million loss on interest rate swaps.

The year-over-year rise in non-interest income also reflects a $2.6 million increase in fee income to $31.1 million, a $2.0 million increase in BOLI income to $19.4 million, and a $2.5 million increase in other income to $26.1 million. The latter increase stemmed primarily from a $2.1 million rise in the revenues produced through the sale of third-party investment products and a $1.1 million rise in the income derived from PBC.

The following table summarizes the components of our non-interest income for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
(in thousands)	2007	2006
Fee income	$ 31,124	$28,531
BOLI	19,364	17,351
Net gain on sale of securities	1,888	2,823
Gain on sale of bank-owned property	64,879	—
Loss on debt redemption	(1,848)	—
Loss on other-than-temporary impairment of securities	(56,958)	—
Loss on mark-to-market of interest rate swaps	—	(6,071)
Other income:
PBC	11,156	10,077
Third-party investment product sales	7,130	5,018
Gain on sale of 1-4 family and other loans	705	523
Other	7,154	8,050

Total other income	26,145	23,668

Total non-interest income	$ 84,594	$66,302

Non-interest Expense

We recorded non-interest expense of $237.6 million in the current nine-month period, as compared to $223.3 million in the first nine months of 2006.

Operating expenses rose $34.9 million year-over-year, to $217.7 million, the result of a $21.2 million increase in compensation and benefits expense to $117.7 million; a $7.4 million increase in occupancy and equipment expense to $49.3 million; and a $6.2 million increase in G&A expense to $50.7 million. The across-the-board increase was largely due to the expansion of our branch network through the Atlantic Bank, PennFed, and Doral transactions, and the related increases in staffing and marketing, among other expansion-related costs. In addition, the rise in compensation and benefits expense reflects the implementation of our stock incentive and management incentive compensation plans in the second quarter of the year.

The amortization of CDI rose $3.9 million year-over-year to $16.7 million, reflecting the CDI acquired in the transactions with Atlantic Bank, PennFed, and Doral.

Income Tax Expense

We recorded income tax expense of $97.4 million in the current nine-month period, up $13.1 million from the level recorded in the first nine months of 2006. The increase was attributable to a $45.3 million rise in pre-tax income to $309.1 million, which was tempered by a 50-basis point decline in the effective tax rate to 31.5%.

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

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending and threatened legal actions and proceedings. We believe we have meritorious defenses with respect to these cases and intend to defend them vigorously. At the present time, management is not in a position to determine whether resolution of these cases will have a material adverse effect on the Company.

In February 1983, the contents of various safe deposit boxes were burglarized at a branch office of CFS Bank, now the Queens County Savings Bank division of the Community Bank. The Community Bank is a defendant in a lawsuit, brought in Supreme Court, Queens County, New York whereby the plaintiffs have alleged CFS Bank was negligent in safeguarding the safe deposit box contents and are seeking recovery of approximately $12.3 million in damages. This amount does not include statutory prejudgment interest of 9% per annum from the date of loss that could be awarded on a judgment amount. Plaintiffs also named Wells Fargo Alarm Services, a division of Baker Protection Services, Inc. (“Wells Fargo”), the alarm company, as a defendant. CFS Bank filed a cross claim against Wells Fargo alleging that its gross negligence caused or contributed to the loss. The Court entered summary judgment dismissing plaintiffs’ claims against Wells Fargo, but denied Wells Fargo’s motion to dismiss CFS Bank’s cross claim for gross negligence against Wells Fargo. That ruling was affirmed on appeal. Discovery is complete and the plaintiffs have requested a jury trial, which trial has not been scheduled. The ultimate liability, if any, from the disposition of the pending claims cannot presently be determined.

In 2004, the Company and various executive officers and directors were named in certain putative securities law class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County that was later removed by the defendants to federal court. On August 9, 2005, the Court consolidated the actions and appointed a lead plaintiff. On October 6, 2005, the lead plaintiff filed a consolidated amended complaint on behalf of a putative class of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, alleging claims under Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the registration statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The defendants moved to dismiss the action on December 19, 2005. On September 18, 2006, the Court entered a Memorandum of Decision and Order dismissing the consolidated action in its entirety, finding that the amended complaint failed to allege any actionable misstatement or omission. On October 4, 2006, the lead plaintiff filed a Motion for Reconsideration of that order insofar as it denied plaintiffs’ leave to amend and a Motion to add Co-lead Counsel. On June 29, 2007, the Court entered a Memorandum of Decision and Order denying the Motion for Reconsideration and denying as moot the Motion to add Co-lead Counsel. On July 25, 2007, the lead plaintiff filed a Notice of Appeal, which it has subsequently withdrawn. The plaintiff in the action removed from state court also has filed a Notice of Appeal from the Court’s decision insofar as it declined to remand that action to state court. This appeal is currently pending in the Second Circuit.

Based upon the same facts and allegations described in the prior paragraph, on November 9, 2004, an additional suit was filed in the Eastern District of New York alleging that the Company and various of its officers violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The suit was brought on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The defendants moved to dismiss the ERISA action. On February 6, 2006, the Court granted in part and denied in part the motion to dismiss. The Court ruled that one of the two putative class representatives did not have standing under ERISA, but found that there were issues of fact concerning the standing of the other putative class representative. After the parties engaged in limited discovery concerning the plaintiff’s standing under ERISA, defendants renewed their motion to dismiss. On October 25, 2006, the Court entered an order dismissing the remaining claims in this action on the ground that the plaintiffs lack standing to pursue the claims. On November 20, 2006, plaintiffs filed a notice of appeal, which is currently pending in the Second Circuit.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as such factors could materially affect the Company’s business, financial condition, or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2007, the Company allocated $1,675 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: July 1, 2007 through July 31, 2007	—	$—	—	1,469,783
Month #2: August 1, 2007 through August 31, 2007	—	—	—	1,469,783
Month #3: September 1, 2007 through September 30, 2007	88	19.03	88	1,469,695

Total	88	$19.03	88

(1)	All of the shares repurchased in the third quarter of 2007 were purchased on the open market.
(2)	On April 20, 2004, with 44,816 shares remaining under the Board of Directors’ five million-share repurchase authorization on February 26, 2004, the Board authorized the repurchase of up to an additional five million shares. At September 30, 2007, 1,469,695 shares remained available under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or upon termination of the repurchase authorization by the Board.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2007	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and
Chief Executive Officer

DATE: November 9, 2007	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President
and Chief Financial Officer