Form 10-K
period 2007-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2008-02-29
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590

(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Haven Capital Trust II 10.25% Capital Securities	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the shares of common stock outstanding of the registrant was $5.1 billion, excluding 16,241,542 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2007, $17.02, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 25, 2008 was 324,840,346 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2008 are incorporated by reference into Part III.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	Conditions in the securities markets or the banking industry;

•	Changes in interest rates, which may affect our net income, prepayment penalties, and other future cash flows, or the market value of our assets;

•	Changes in deposit flows and wholesale borrowing facilities;

•	Changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	Changes in our credit ratings;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	Changes in the quality or composition of our loan or investment portfolios;

•	Changes in competitive pressures among financial institutions or from non-financial institutions;

•	Changes in our customer base;

•	Potential exposure to unknown or contingent liabilities of companies we target for acquisition;

•	Our ability to retain key members of management;

•	Our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	Any interruption in customer service due to circumstances beyond our control;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

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

In addition, it should be noted that we routinely evaluate opportunities to expand through acquisition and frequently conduct due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place at any time, and acquisitions involving cash, debt, or equity securities may occur.

Furthermore, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

Please see Item 1A, “Risk Factors,” for a further discussion of factors that could affect the actual outcome of future events.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this report. Except as required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

GLOSSARY

BASIS POINT

Throughout this filing, the year-over-year or linked-quarter changes that occur in certain financial measures are reported in terms of basis points. Each basis point is equal to one hundredth of a percentage point, or 0.01%. For example, our ratio of non-performing assets to total assets improved by one basis point year-over-year, to 0.07% from 0.08%.

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

	2007	2006	2005	2004	2003
Shares outstanding	323,812,639	295,350,936	269,776,791	265,190,635	256,649,073
Less: Unallocated ESOP shares	(977,800)	(1,460,564)	(2,182,398)	(4,656,851)	(5,068,648)

Shares used for book value per share computation	322,834,839	293,890,372	267,594,393	260,533,784	251,580,425

CHARGE-OFFS

Refers to loan balances that have been written off against the allowance for loan losses.

CORE DEPOSIT INTANGIBLE (“CDI”)

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

GOODWILL

Refers to the difference between the purchase price and the fair market value of an acquired company’s assets, net of the liabilities assumed. Goodwill is reflected as an asset on the balance sheet and is tested at least annually for impairment.

GOVERNMENT-SPONSORED ENTERPRISES (“GSEs”)

Refers to a group of financial services corporations that were created by the United States Congress to enhance the availability, and reduce the cost, of credit to certain targeted borrowing sectors, including home finance. The GSEs include, but are not limited to, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the twelve Federal Home Loan Banks.

GSE OBLIGATIONS

Refers to GSE mortgage-related securities (both certificates and collateralized mortgage obligations) and GSE debentures.

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

MULTI-FAMILY LOAN

A mortgage loan secured by a rental or cooperative apartment building with more than four units.

NET INTEREST INCOME

The difference between the interest and dividends earned on interest-earning assets and the interest paid or payable on interest-bearing liabilities.

NET INTEREST MARGIN

Measures net interest income as a percentage of average interest-earning assets.

NON-ACCRUAL LOAN

A loan generally is classified as a “non-accrual” loan when it is 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan generally is returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

NON-PERFORMING ASSETS

Consists of non-accrual loans, loans 90 days or more delinquent and still accruing interest, and other real estate owned.

RENT-CONTROLLED/RENT-STABILIZED BUILDINGS

In New York City, where the vast majority of the properties securing our multi-family loans are located, the amount of rent that tenants may be charged in certain buildings is restricted under certain “rent-control” or “rent-stabilization” laws. Rent-control laws apply to buildings constructed prior to February 1947. An apartment is said to be “rent-controlled” if the tenant has been living continuously in the apartment for a period of time beginning prior to July 1971. When a rent-controlled apartment is vacated, it typically becomes “rent-stabilized.” Rent-stabilized apartments are generally located in buildings with six or more units that were built between February 1947 and January 1974. Apartments in rent-controlled and -stabilized buildings tend to be more affordable to live in because of the applicable regulations, and are therefore less likely to experience vacancies in times of economic adversity.

REPURCHASE AGREEMENTS

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are primarily collateralized by GSE obligations and other mortgage-related securities, and are entered into with either the Federal Home Loan Bank of New York (the “FHLB-NY”) or selected brokerage firms.

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

PART I

ITEM 1.	BUSINESS

General

With total assets of $30.6 billion at December 31, 2007, we are the fourth largest publicly traded bank holding company headquartered in the New York metropolitan region, and one of its leading depositories. We currently have 217 banking offices serving customers in all five boroughs of New York City, Long Island, and Westchester County in New York, and Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties in New Jersey.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

Established in 1859, the Community Bank is a New York State-chartered savings bank with 179 locations that currently operate through ten divisional banks. Our three largest divisions are Roslyn Savings Bank, with 57 locations on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 34 locations in the New York City borough of Queens; and Richmond County Savings Bank, with 23 locations in the New York City borough of Staten Island. In Brooklyn, we operate eight branches through our Roosevelt Savings Bank division, and in the Bronx and Westchester County, we currently operate three branches under the name CFS Bank. In March 2008, the three CFS Bank branches will commence operations under the name New York Community Bank, bringing the total number of such namesake branches in the Bronx and Westchester County to four.

In New Jersey, our Community Bank franchise grew from eight to 53 branches in 2007 as a result of our acquisition of PennFed Financial Services, Inc. (“PennFed”), the parent of Penn Federal Savings Bank, on April 2nd, and our acquisition of Synergy Financial Group, Inc. (“Synergy”), the parent of Synergy Bank, on October 1st. At December 31, 2007, we operated our New Jersey branches through five divisions: Ironbound Bank, with two branches each in Essex and Union counties; First Savings Bank of New Jersey, with four branches in the Hudson County city of Bayonne; Penn Federal Savings Bank, with 24 branches in Essex, Hudson, Middlesex, Monmouth, Ocean, and Union Counties; Synergy Bank, with 19 branches in Middlesex, Monmouth, and Union counties; and Garden State Community Bank, with one branch each in Mercer and Monmouth counties.

The latter two branches were acquired in the Synergy transaction, and operated under the Synergy Bank name until December 3rd. The Garden State Community Bank division was established on that date to reflect our expanded franchise in New Jersey, and to better serve our growing customer base. In March 2008, the 32 branches of Penn Federal Savings Bank, First Savings Bank of New Jersey, and Ironbound Bank will be consolidated into the Garden State Community Bank division. The remaining Synergy Bank branches will commence operations under the Garden State Community Bank name in the second half of the year.

We compete for customers by emphasizing convenience and service, and by offering a full range of traditional and non-traditional products and services. All but five of our Community Bank branches feature weekend hours, including 46 branches that are located inside supermarkets or drugstores. The combination of traditional and in-store branches enables us to offer 70 to 80 hours a week of banking service in many of the communities we serve. The Community Bank also offers 24-hour banking at 169 of our 190 ATM locations, as well as 24-hour Internet banking and banking by phone.

The Commercial Bank is a New York State-chartered commercial bank with 38 branches serving Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including ten branches that were acquired in connection with our acquisition of Long Island Financial Corp. (“Long Island Financial”) on December 30, 2005, and 17 branches that were acquired in connection with our acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006. The remaining branches of our Commercial Bank franchise were added on July 26, 2007 through our acquisition of the New York City-based branch network of Doral Bank, FSB (“Doral”). At the present time, 19 of our 38 branches operate through our Atlantic Bank division and the remaining 19 operate under the name New York Commercial Bank.

The Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, and government agencies with a comprehensive menu of business solutions, including installment loans, revolving lines of credit, and cash management services. In addition to featuring up to 52.5 hours per week of in-branch service, the Commercial Bank offers 24-hour banking at 35 of its 44 ATM locations, and, like the Community Bank, 24-hour banking online and by phone.

We also serve our customers through our websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, these web sites provide extensive information about the Company for current and prospective investors. Earnings releases, dividend announcements, and other press releases are typically available at these sites upon issuance. In addition, our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge at our web sites, typically within minutes of being filed. The web sites also provide information regarding inside ownership and our corporate governance policies. Information that appears on our web sites should not be considered to be a part of this filing.

Overview

Multi-family Lending: Multi-family loans are our principal asset. We are a leading producer of multi-family loans in New York City, with a focus on loans secured by rent-controlled and rent-stabilized buildings, which represent approximately 52% of the City’s rental housing market. The loans we produce are typically based on the cash flows produced by the buildings, and are generally made to long-term property owners with a history of growing cash flows over time. The property owners typically use the funds we provide to make improvements to the buildings and the apartments within them, thus increasing their value and the rents that may be charged. As improvements are made, the building’s rent roll increases, prompting the borrower to seek additional funds by refinancing the loan. While our typical loan has a term of ten years, with a fixed rate of interest in years one through five and a rate that adjusts in each year that follows, the majority of our loans tend to refinance within the first five years. Loans that prepay in the first five years generate prepayment penalties ranging from five percentage points to one percentage point of the then-current loan balance, depending on the remaining term of the loan. Reflecting the structure of our multi-family credits, the average multi-family loan had an expected weighted average life of 3.6 years at December 31, 2007. In addition, the quality of these assets has been consistently solid: We have not had a loss of principal within this niche for twenty-eight years.

At December 31, 2007, our portfolio of multi-family loans totaled $14.1 billion, representing 69.0% of loans outstanding at that date.

Commercial Real Estate Lending: Like our multi-family loans, the commercial real estate loans we produce are typically intermediate-term in nature and have a solid record of asset quality, with no charge-offs recorded against the loan loss allowance for more than ten years. Our commercial real estate loans are largely secured by properties in New York City, New Jersey, and Long Island, with Manhattan accounting for the largest share. At December 31, 2007, commercial real estate loans totaled $3.8 billion, and represented 18.8% of our total loan portfolio.

Construction Lending: Our construction loan portfolio largely consists of loans of 18 to 24 months duration for land acquisition, development, and construction of multi-family and residential tract projects in New York City and Long Island, and, to a lesser extent, for the construction of owner-occupied one- to four-family homes and commercial properties. In anticipation of the downward turn in the credit cycle, the Company slowed its construction lending in the second half of the year. As a result, construction loans rose modestly in 2007, to $1.1 billion, representing 5.6% of total loans at December 31 2007.

Commercial and Industrial (“C&I”) Lending: Reflecting both acquired loans and organic loan production, C&I loans totaled $705.8 million at December 31, 2007, representing 73.1% of other loans and 3.5% of total loans. A broad range of loans is available to small and mid-size businesses for working capital (including inventory and receivables), business expansion, and for the purchase of equipment and machinery. C&I loans are included in “other loans” in the Company’s Consolidated Statements of Condition.

Loan Production: Originations totaled $4.9 billion in 2007, including multi-family loans of $2.5 billion, commercial real estate loans of $695.3 million, construction loans of $548.4 million, and $1.0 billion of C&I loans. Reflecting the volume of loans produced, and loans contributed by the PennFed, Doral, and Synergy transactions, the loan portfolio totaled $20.4 billion at December 31, 2007 and represented 66.6% of total assets, as compared to $19.7 billion, representing 69.0% of total assets, at December 31, 2006. During the year, we recorded repayments, including sales, of $6.9 billion, which limited the growth of our loan portfolio.

Funding Sources: The growth of our loan portfolio has primarily been fueled by the following funding sources: cash flows produced by the repayment of loans; cash flows produced by securities repayments and sales; the deposits we’ve added through our acquisitions or gathered organically through our branch network; and the use of wholesale funding sources, primarily in the form of Federal Home Loan Bank of New York (“FHLB-NY”) advances and repurchase agreements with the FHLB-NY and various brokerage firms.

Largely reflecting the repositioning of the balance sheet pursuant to our various acquisitions, loan repayments generated cash flows of $6.9 billion in 2007, while securities repayments provided cash flows of $3.0 billion. Deposits rose from $12.6 billion at year-end 2006 to $13.2 billion at year-end 2007, as the deposits acquired in the PennFed, Synergy, and Doral transactions enabled us to engage in a strategic run-off of certain higher-cost certificates of deposit (“CDs”) and NOW and money market accounts, both of which included brokered deposits. CDs represented $6.9 billion, or 52.5%, of total deposits at December 31, 2007, with core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) representing the remaining $6.2 billion, or 47.5%.

Primarily reflecting our various acquisitions, wholesale borrowings rose $1.1 billion year-over-year, to $12.2 billion at December 31, 2007.

Asset Quality: At December 31, 2007, non-performing assets equaled a modest 0.07% of total assets, a one-basis point improvement from the year-earlier measure, despite a modest increase in non-performing loans. Non-performing assets rose $306,000 year-over-year to $22.9 million, the net effect of a $989,000 rise in non-performing loans to $22.2 million and a $683,000 reduction in other real estate owned to $658,000. The increase in non-performing assets and loans was primarily attributable to certain loans that were acquired in the Synergy transaction that were determined to be non-performing at December 31, 2007.

Another indication of the continuing quality of our assets was the level of charge-offs recorded during the twelve-month period. Charge-offs totaled $431,000 and represented 0.002% of average loans in 2007, comparable to the $420,000 of loans charged off in 2006. Notably, the charge-offs recorded in the past two years consisted of loans that were added in our various acquisitions. The quality of our assets reflects the active involvement of our Board of Directors in the loan approval process, the rigorous nature of our underwriting standards, the structure of our loan portfolio, and the nature of our multi-family lending niche. It also reflects our general practice of selling certain of the loans we acquire in our business combinations.

In view of the consistent quality of our assets, and our assessment of the adequacy of the loan loss allowance, we did not record a provision for loan losses in 2007 or 2006. Nonetheless, the allowance for loan losses rose $7.4 million year-over-year, to $92.8 million, as the PennFed and Synergy transactions added $7.8 million to the loan loss allowance, more than offsetting the charge-offs recorded during the year. The allowance for loan losses represented 418.14% of non-performing loans at December 31, 2007, an increase from 402.72% at December 31, 2006.

Although the impact of the recent credit crisis on our market has not approached the magnitude that it has in other parts of the country, certain economic data indicates that our region has not been immune to the deterioration in the subprime lending market, the reduction in real estate values, and the subsequent decline in the general economy. For example, notwithstanding an increase in private sector jobs in New York City and Long Island, the unemployment rate rose from 4.0% to 5.2% in New York City over the course of 2007, and from 3.2% to 3.8% on Long Island during the same time. In New Jersey, an increase in private sector jobs was also overshadowed by an increase in the unemployment rate, from 3.9% to 4.1%. The Metro New York/New Jersey economy was further weakened over the course of 2007 by a decline in real estate values, with an annual decline in home prices of 5.6% through December 2007.

Although we have no subprime or Alt-A loans in our loan portfolio, and no subprime- or Alt-A- backed issues among our securities, the subprime crisis may affect us indirectly, albeit to a lesser extent than it will likely impact those banks and thrifts that produced and retained significant portfolios of such loans. While we believe that the nature of our multi-family lending niche and the conservative nature of our underwriting standards will limit the impact of the downward turn in the credit cycle on the quality of our assets—particularly in comparison with those institutions that were involved in subprime and Alt-A lending—the downturn in the credit cycle could result in our experiencing an increase in charge-offs and/or our setting aside provisions for loan losses, which would have an adverse impact on our results of operations.

Efficiency: Our efficiency has also been a distinguishing Company characteristic. Notwithstanding the impact of adding 56 branches to our franchise, we continued to rank among the nation’s most efficient banks and thrifts, with an efficiency ratio of 41.17% for the twelve months ended December 31, 2007. While several factors contribute to the efficiency of our operation, two are chief among them: our ability to contain the costs involved in processing and servicing our loans, which consist primarily of multi-family credits, and the expansion of our retail banking franchise primarily through accretive merger transactions.

Accretive Merger Transactions: In addition to organic loan production, the asset growth we accomplished in 2007 was fueled by two acquisitions in New Jersey and the acquisition of a branch network in New York.

With the acquisitions of PennFed on April 2nd and Synergy on October 1st in 2007, we expanded our Community Bank franchise in New Jersey, and thus increased our deposit market share in the Garden State. Between them, the PennFed and Synergy transactions added 45 branches to our franchise, strengthening our share of market in Essex, Hudson, and Union counties, and extending our footprint into Mercer, Middlesex, Monmouth, and Ocean counties in the central part of the state.

On July 26, 2007, we further expanded our Commercial Bank franchise through the acquisition of Doral’s branch network in New York City. Although the Doral branches previously operated under a savings bank charter, the acquired branches were a logical extension of our Commercial Bank franchise, boosting the number of branches to 38 in total, and the number of branches in Manhattan, Queens, and Brooklyn to seven, eleven, and six, respectively. The transaction also provided us with a new location for our Atlantic Bank headquarters in Manhattan following the sale of our original headquarters building in the third quarter of the year.

Post-Merger Repositioning of the Balance Sheet: Subsequent to the completion of our merger transactions, we have typically engaged in a strategic balance sheet repositioning, selling certain securities and loans that were acquired in our transactions to generate cash flows for investment in higher-yielding assets or to reduce our higher-cost funds. In 2007, for example, we sold $1.4 billion of loans that were acquired in the PennFed transaction, and utilized the cash flows to invest in government-sponsored enterprise (“GSE”) debentures and mortgage-related obligations, and to pay down certain of our wholesale borrowings.

Revenues: Our primary source of income is net interest income, which is the difference between the interest income generated by the loans we produce and the securities we invest in, and the interest expense generated by our interest-bearing deposits and borrowed funds. The level of net interest income we generate is influenced by a variety of factors, some of which are within our control (e.g., our mix of interest-earning assets and interest-bearing liabilities); and some of which are not (e.g., the level of prepayment penalty income we receive, the level of short-term interest rates and market rates of interest, and the degree of competition we face for deposits and loans).

While net interest income is our primary source of income, it is supplemented by the non-interest income we produce. The fee income we generate on deposits and, to a lesser extent, loans is complemented by revenues from a variety of sources, including the sale of third-party investment products and the sale of one- to four-family loans to a third-party conduit. We also generate other income through our investment in bank-owned life insurance (“BOLI”) and through our investment advisory firm, Peter B. Cannell & Co., Inc., which had $1.7 billion of assets under management at December 31, 2007.

Market Area and Competition

The combined population of our marketplace is 16.5 million, including 4.1 million residents of Nassau, Queens, and Richmond Counties, where 103 of our branch offices are located and where we enjoy the fourth largest share of deposits among all banks and thrifts, combined. With the expansion of our Community Bank franchise in New Jersey through the PennFed and Synergy acquisitions, we now serve seven of the state’s 21 counties, with a combined population of 4.4 million residents.

The drive to compete for deposits is influenced by our need for funding and by the level of interest rates. We generally vie for deposits by emphasizing convenience and service, and by offering our customers access to a multitude of traditional and non-traditional products and services. We have a significant presence in the New York metropolitan region and the central and northern parts of New Jersey, with 217 branches in total at the present time. Of this number, 179 are branches of the Community Bank and 38 are branches of the Commercial Bank. We are committed to providing our customers with easy access to their money: In addition to providing banking hours at least six days a week in 198 of our branches, we offer our customers 24-hour banking online, by phone, and through 204 locations featuring 24-hour ATMs.

The success of our efforts is reflected in our deposit market share. For example, in Richmond County, we have a 17.5% share of deposits; in Nassau and Queens counties, our share of deposits is 9.2% and 7.4%, respectively. In Essex County, New Jersey, we have a 5.8% share of deposits, largely reflecting the benefit of our acquisition of PennFed.

We also are recognized as a leading producer of multi-family loans in New York City, and compete on the basis of timely service and the expertise that stems from being a specialist in our field. The majority of our multi-family loans are secured by rent-regulated buildings, a niche that we have focused on for more than 30 years.

With more than 200 banks and thrifts serving our region, we face a significant level of competition for deposits and for loans. We not only vie for business with the many banks, thrifts, and credit unions within our local market, but also with such non-traditional financial service providers as mortgage banks, insurance companies, brokerage firms, and investment banks. We also face competition for loans and deposits on a nationwide basis from companies that solicit business over the Internet. Many of the institutions we compete with have greater financial resources and serve a broader market than we do, enabling them to promote their products more extensively than we can.

Our ability to compete has also been affected by industry consolidation. As the acquirer of five thrifts, two commercial banks, and a branch network, we have been an active participant in, and beneficiary of, the trend toward consolidation. Merger transactions have enabled us to expand our branch network, strengthen our management team, and augment our product menu, while enhancing our asset mix and providing us with additional funding to grow our loan portfolio. With the acquisitions of PennFed, Synergy, and Doral’s New York City-based branch network in 2007, we have augmented the presence of the Community Bank in New Jersey and that of the Commercial Bank in New York.

In the past few years, we also have faced increased competition as a multi-family lender, particularly from the entrance of conduit lenders who use the loans they originate to collateralize their mortgage-backed securities. However, with the disruption of the conduit market in August 2007, our ability to compete for product was enhanced in the latter part of the year. In addition, two of our major competitors were acquired in 2006—one in June and one in December—further enabling us to increase our lending when market conditions improved.

While we anticipate that competition for multi-family loans will continue in the future, the level of loans produced in the last year, and that are in our current pipeline, are indicative of our continued ability to compete effectively. That said, no assurances can be made that we will be able to sustain our leadership role in the multi-family lending market, given that loan production may be influenced not only by competition, but also by such other factors as the level of market interest rates, the availability and cost of funding, real estate market conditions, and the local economy.

Unlike larger financial institutions that serve a broader market, we are focused on serving customers in the Metro New York region and New Jersey. Accordingly, our success is substantially tied to the economic health of New York City, Long Island, Westchester County, and the seven counties in New Jersey we serve. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans. In addition, our ability to attract and retain deposits is not only a function of short-term interest rates, but also the competitiveness of the rates being offered by other financial institutions within our marketplace.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on such properties. We attempt to control such environmental risks by requiring either that a borrower take environmental insurance on a property or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of all commercial real estate and construction loans, regardless of location, and all out-of-state multi-family loans. In addition, we often maintain ownership of specific commercial real estate properties we acquire through foreclosure in separately incorporated subsidiaries.

Our attention to environmental risks also applies to the properties and facilities that house our bank operations. Prior to acquiring a large-scale property, a Phase 1 Environmental Property Assessment is performed by a licensed professional engineer to determine the integrity of, and/or the potential risk associated with, the facility and the property on which it is built. Properties and facilities of a smaller scale are evaluated by qualified in-house assessors, as well as by industry experts in environmental testing and remediation. This two-pronged approach identifies potential risks associated with asbestos-containing material, above and underground storage tanks, radon, electrical transformers (PCBs), ground water flow, storm and sanitary discharge, and mold, among other environmental risks. These processes assist us in mitigating environmental risk by enabling us to identify potential issues prior to, and following, our acquisition of bank properties.

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 37 active subsidiary corporations. Of these, 22 are direct subsidiaries of the Community Bank and 15 are subsidiaries of Community Bank-owned entities.

The 22 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
NYCB Community Development Corp.	Delaware	Formed to invest in community development activities

RSB Mt. Sinai Ventures, LLC	Delaware	Holding company for Mt. Sinai Ventures, LLC

RSB RNMC Re, Inc.	Delaware	Holding company for RNMC Re, Inc.

Roslyn National Mortgage Corporation	Delaware	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Holds bank facilities and leases thereon

Bellingham Corp.	New York	A real estate holding company

Blizzard Realty Corp.	New York	A real estate holding company

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Owns foreclosed and investment properties

RCBK Mortgage Corp.	New York	Holds multi-family loans

RCSB Corporation	New York	Owns a branch building and Ferry Development Holding Company

RSB Agency, Inc.	New York	Sells non-deposit investment products

RSB O.B. Ventures, LLC	New York	Holding company for O.B. Ventures, LLC

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Penn Savings Insurance Agency, Inc.	New Jersey	Sells non-deposit investment products

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

PennFed Title Service Corporation	New Jersey	Formed to participate in the ownership of a title insurance agency

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

The 15 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Columbia Preferred Capital Corporation	Delaware	A real estate investment trust (“REIT”) organized for the purpose of investing in mortgage-related assets

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, New York, all the units of which were sold by December 31, 2006

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

RNMC Re, Inc.	Delaware	A captive re-insurance company which reinsures mortgage impairment policies underwritten by principal carriers

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

Somerset Manor North Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey which were sold in 2005

Somerset Manor South Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey which were sold in 2005

Somerset Manor North Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey which were sold in 2005

Somerset Manor South Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey which were sold in 2005

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.

The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC

The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

In addition, the Community Bank maintains one inactive corporation, Bayonne Service Corp., which is organized in New Jersey, and the following inactive corporations which are organized in New York: MFO Holding Corp.; Queens County Capital Management, Inc.; Columbia Resources Corp.; CFSB Funding Corporation; Residential Mortgage Banking, Inc.; Old Northern Co. Ltd.; Richmond REO, LLC; Columbia Travel Services, Inc.; and VBF Holding Corporation.

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

The Company owns nine active special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Included in this number are New York Community Capital Trust XI, which was formed on April 15, 2007, and PennFed Capital Trust II and PennFed Capital Trust III, which were assumed by the Company in connection with the acquisition of PennFed. Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” within Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

The Company also has four non-banking subsidiaries: two that were acquired in the Long Island Financial transaction to provide private banking and insurance services; one that was acquired in the Synergy transaction to sell non-deposit investment products; and one that was established in connection with the acquisition of Atlantic Bank.

Personnel

At December 31, 2007, the number of full-time equivalent employees was 2,834, as compared to 2,431 at December 31, 2006. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

Federal Taxation

General. The Company and its subsidiaries, excluding its Real Estate Investment Trust (“REIT”) subsidiaries, report their income on a consolidated basis for tax purposes, using a calendar year and the accrual method of accounting, and, with some minor exceptions, are subject to federal income taxation in the same manner as other corporations. An entity that satisfies certain statutory requirements can elect to be taxed as a REIT. A deduction can be claimed for the dividend distribution of taxable earnings. The shareholders of a REIT must include such dividends in federal taxable income without any offsetting dividend-received deduction.

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company, the Community Bank, the Commercial Bank, or other subsidiaries.

Bad Debt Reserves. Commercial banks and thrift institutions with assets in excess of $500 million deduct loan losses when realized, and are not permitted a deduction based on a “reserve” method. Prior to 1996, thrift institutions such as the Community Bank were permitted to establish tax reserves for bad debts. Such institutions maintain a frozen reserve equal to the balance of their bad debt reserves as of December 31, 1987. This frozen reserve is subject to recapture in certain circumstances, as described below.

If the Community Bank makes “non-dividend distributions” to the Parent Company (i.e., the Company on a stand-alone basis), such distributions will be considered to have been made from the Community Bank’s unrecaptured federal tax bad debt reserves to the extent thereof, and approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) will be included in the Community Bank’s taxable income. Non-dividend distributions include distributions in excess of the Community Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes; distributions in redemption of stock; and distributions in partial or complete liquidation. Dividends paid from the Community Bank’s current or accumulated earnings and profits will not be so included in the Community Bank’s taxable income.

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

State and Local Taxation

New York State Taxation. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries are subject to the New York State Franchise Tax (the “Franchise Tax”) on banking corporations in an annual amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, or (b) the applicable alternative tax. The alternative tax is generally the greater of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications; (b) 3% of “alternative entire net income” allocable to New York State; or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. Income is allocated to New York State based upon three factors: receipts, wages, and deposits. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries file a New York State combined return.

The New York State tax law on banking corporations allows a deduction for net operating losses sustained in tax years beginning on or after January 1, 2001. The deduction may not exceed the allowable net operating loss deduction determined by applying federal tax rules of Code Section 172 augmented by the excess of the New York State bad debt deduction over the federal bad debt deduction. No carryback of these losses is allowed. However, the losses may be carried forward for the same 20-year period allowed under federal tax law.

The Company does business within the Metropolitan Transportation Business Tax District (the “District”). A tax surcharge is imposed on banking corporations and business corporations doing business within the District and has been applied since 1982. The District tax rate is 17% on the Franchise Tax. However, if the Franchise Tax paid to New York State is based on entire net income, then that District surcharge is equal to 17% of a specially recomputed Franchise Tax using a 9% rate. The District tax surcharge is scheduled to expire for tax years ending on or after December 31, 2009. However, legislation to extend the surcharge is anticipated.

In 2007, a new law was enacted that phases out, over a four-year period, the favorable adjustment to taxable income received from subsidiary capital, where such income is attributable to a controlled REIT subsidiary. This new law is effective for tax years beginning in 2007. In January 2008, the Governor of the State of New York released a budget proposal which included a related tax provision that, if enacted, might adversely impact the New York State tax liability of the Company. For additional information regarding the proposed tax provision, please see the discussion of “Income Tax Expense” in Item 7 of this report.

Bad Debt Reserves. For purposes of computing their New York State entire net income, the Community Bank and the Commercial Bank are permitted a deduction for an addition to the reserve for loan losses. The New York State tax bad debt reserve of the Community Bank is subject to recapture for “non-dividend distributions” in a manner similar to the recapture of the federal tax bad debt reserve for such distributions. Also, the New York State tax bad debt reserve is subject to recapture in the event that the Community Bank fails a definitional test which includes maintaining a minimum level of qualifying assets (the “60% Test”), which it presently satisfies. Qualifying assets for this test include loans secured by residential, multi-family, and mixed-use properties (where the residential portion exceeds 80% of total use), mortgage-related securities, cash, and other specified investments which are not significant for the Community Bank. Although there can be no assurance that the Community Bank will satisfy the 60% Test in the future, management believes that the requisite level of qualifying assets will be maintained by the Community Bank.

City of New York Taxation. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries are also subject to a New York City banking corporation tax in an annual amount equal to the greater of (a) 9% of entire net income allocable to New York City, or (b) the applicable alternative tax. The applicable alternative tax is the greater of (a) 0.01% of the value of taxable assets allocable to New York City with certain modifications; (b) 3% of alternative entire net income allocable to New York City; or (c) $125. Allocated entire net income and alternative net income are calculated in accordance with rules that are similar to the rules for calculating the Franchise Tax, including the allowance of a deduction for an addition to the tax bad debt reserve. The New York City tax law does not permit a deduction for net operating losses and does not phase out the favorable adjustment for income from subsidiary capital attributable to a controlled REIT subsidiary. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries file a New York City combined return.

Other State Taxes. Taxes paid by the Company and its subsidiaries to states other than New York are not material to its consolidated financial condition or results of operations.

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

As of December 31, 2007, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier I leverage capital ratio of 5%, a minimum Tier I risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Banks at December 31, 2007 appears in Note 16 to the Consolidated Financial Statements, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

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

The FDIC has authority under federal law to appoint a conservator or receiver for an insured institution under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured institution if that institution was critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the institution became critically undercapitalized. For this purpose, “critically undercapitalized” means having a ratio of tangible equity to total assets of less than 2%. See “Prompt Corrective Regulatory Action” earlier in this report.

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

Insurance of Deposit Accounts

The deposits of the Community Bank and the Commercial Bank are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if it is in default of its FDIC assessment.

The Reform Act also provided a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments. The one-time credits for the Community Bank and the Commercial Bank, combined, were $8.9 million at December 31, 2007. In 2007, we utilized $7.1 million of the combined one-time credit to fully offset our assessments for the year. The remaining one-time credits are expected to be exhausted in 2008. In addition, the Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly, and during the calendar year ending December 31, 2007, averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, has been established by the agency at 1.25% for 2008, unchanged from 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Community Bank and the Commercial Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that might lead to termination of deposit insurance of either of the Banks.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act (the “CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Community Bank’s latest CRA rating from the FDIC was “outstanding” and the Commercial Bank’s latest CRA rating was “satisfactory.”

New York Regulation. The Community Bank and the Commercial Bank are also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon a banking institution organized in New York to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the Banking Department to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The latest NYCRA rating received by the Community Bank was “outstanding” and the latest rating received by the Commercial Bank was “satisfactory.”

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $43.9 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $43.9 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $9.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements. Because required reserves must be maintained in the form of vault cash, in a non-interest-bearing account at a Federal Reserve Bank, or in a pass-through account as defined by the FRB, this reserve requirement effectively reduces an institution’s interest-earning assets.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank (the “FHLB”) system, which consists of 12 regional FHLBs. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain the necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of capital stock. Pursuant to this requirement, the Community Bank and the Commercial Bank held FHLB-NY stock of $411.5 million and $11.6 million, respectively, at December 31, 2007.

For the fiscal years ended December 31, 2007 and 2006, dividends from the FHLB-NY to the Community Bank amounted to $31.5 million and $20.8 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $871,000 and $602,000, respectively, in the corresponding years. A reduction in FHLB-NY dividends received or an increase in the interest paid on future FHLB-NY advances would adversely impact the Company’s net interest income.

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch, if the intended host state has opted into interstate de novo branching. The Community Bank currently maintains 53 branches in New Jersey in addition to its 126 branches in New York State.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Community Bank and the Commercial Bank. (Please see “Capital Requirements” earlier in this report.) At December 31, 2007, the Company’s consolidated Total and Tier I capital exceeded these requirements.

Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

New York Change in Control Restrictions. In addition to the CIBCA and the BHCA, New York State Banking Law generally requires prior approval of the New York State Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York.

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

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios.

Changes in interest rates could also have an effect on the level of loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and commercial real estate loans. As prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income generated by the Company during that time.

In addition, changes in interest rates could have an effect on the slope of the yield curve. A flat to inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, and the value of our assets.

Please see “Net Interest Income” and “Asset and Liability Management and the Impact of Interest Rate Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the actions we have been taking to mitigate our exposure to interest rate risk.

We are subject to credit risk.

Risks stemming from our lending activities:

Our business strategy emphasizes the origination of multi-family loans and, to a lesser extent, commercial real estate, construction, and commercial & industrial (“C&I”) loans, all of which are generally larger, and have higher risk-adjusted returns and shorter maturities than one- to four-family mortgage loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

While our record of asset quality has historically been solid, multi-family and commercial real estate properties are generally believed to involve a greater degree of credit risk than one- to four-family loans. In addition, payments on multi-family and commercial real estate loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of our borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While we seek to minimize these risks through our underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

Construction financing typically involves a greater degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While we seek to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards, an error in such estimates or a downturn in the local economy or real estate market could have a material adverse effect on the quality of our construction loan portfolio, thereby resulting in material losses or delinquencies.

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

While the quality of our assets has been consistently solid, we cannot guarantee that our historical record of asset quality will be maintained in future periods. Although we are not involved in subprime or Alt-A lending, the ramifications of the subprime lending crisis have been far-reaching, with many sectors of the country reporting declining real estate values, rising unemployment, and a general reduction in consumer confidence. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which could not only result in our experiencing an increase in charge-offs, but could also necessitate our setting aside provisions for loan losses. Either of these events would have an adverse impact on our results of operations were they to occur.

Please see “Loans” and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the polices and procedures we follow in underwriting our multi-family, commercial real estate, construction, and C&I loans.

Risks stemming from our focus on lending in the New York metropolitan region:

Our business depends significantly on general economic conditions in the New York metropolitan region, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our lending is primarily concentrated in New York City and the surrounding markets of Nassau, Suffolk, and Westchester counties in New York, and Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties in New Jersey.

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

Please see “Loans” and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the polices and procedures we follow in underwriting our multi-family, commercial real estate, construction, and C&I loans.

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

Please see “Allowance for Loan Losses” under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the procedures we follow in establishing our loan loss allowance. Please see the discussion of risks stemming from our lending activities on page 25.

We face significant competition for loans and deposits.

We face significant competition for loans and deposits from other banks and financial institutions, both within and beyond our local marketplace. Within our region, we compete with commercial banks, savings banks, credit unions, and investment banks for deposits, and with the same financial institutions and others (including mortgage brokers, finance companies, mutual funds, insurance companies, and brokerage houses) for loans. We also compete with companies that solicit loans and deposits over the Internet.

Many of our competitors (including money center, national, and superregional banks) have substantially greater resources and higher lending limits than we do, and may offer certain products and services that we do not, or cannot, provide. Because our profitability stems from our ability to attract deposits and originate loans, our continued ability to compete for depositors and borrowers is critical to our success.

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

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings, and to satisfy the withdrawal of deposits by our customers.

Our primary sources of liquidity are the cash flows generated through the repayment of loans and securities; cash flows from the sale of loans and securities, typically in connection with the post-merger repositioning of our balance sheet; the deposits we acquire in connection with our acquisitions and those we gather organically through our branch network; and borrowed funds, primarily in the form of wholesale borrowings from the Federal Home Loan Bank of New York (the “FHLB-NY”) and various Wall Street brokerage firms. In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB-NY’s underwriting guidelines for wholesale borrowings may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity.

A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past seven years, and continue to be a key component of our business model. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future. However, our ability to engage in future mergers and acquisitions depends on our ability to identify suitable merger partners, our ability to finance and complete such transactions on acceptable terms and at acceptable prices, and our ability to receive the necessary regulatory approvals and, where required, shareholder approvals.

Furthermore, mergers and acquisitions involve a number of risks and challenges, including the diversion of management’s attention; the need to integrate acquired operations, internal controls, and regulatory functions; the potential loss of key employees and customers of the acquired companies; an increase in expenses and working capital requirements; and limitations on our ability to successfully complete the post-merger repositioning of our balance sheet.

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of the acquisitions we undertake.

Please see Item 1, “Business,” earlier in this report and Note 3 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for information about our mergers and acquisitions.

We may not be able to attract and retain key personnel.

To a large degree, our success depends on our ability to attract and retain key personnel whose expertise, knowledge of our markets, and years of industry experience would make them difficult to replace. Competition for skilled leaders in our industry can be intense, and we may not be able to hire or retain the people we would like to have working for us. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business, given the specialized knowledge of such personnel and the difficulty of finding qualified replacements on a timely basis. To attract and retain personnel with the skills and knowledge to support our business, we offer a variety of benefits which may negatively impact our earnings.

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

Acts of war or terrorism could have a significant adverse impact on our ability to conduct our business. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. In addition, such events could affect the ability of our depositors to maintain their deposits with the Banks. Although we have established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive laws, regulations, and regulatory enforcement.

We are subject to regulation, supervision, and examination by the New York State Banking Department, which is the chartering authority for both the Community Bank and the Commercial Bank; by the Federal Deposit Insurance Corporation, as the insurer of the Banks’ deposits; and by the Board of Governors of the Federal Reserve System.

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and is intended primarily for the protection of the Deposit Insurance Fund, the banking system in general, and customers, and not for the benefit of a company’s shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Any failure to comply with, or any change in such regulation and supervision, or change in regulation or enforcement by taxing authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, our subsidiary banks, and our operations.

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

The amount of income taxes that the Company is required to pay on its earnings is based on federal and state legislation and regulations. The Company provides for current and deferred taxes in its financial statements, based on its results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. The Company may take tax return filing positions for which the final determination of tax is uncertain. The Company’s net income and earnings per share may be reduced if a federal, state, or local authority assesses additional taxes that have not been provided for in its consolidated financial statements. There can be no assurance that the Company will achieve its effective tax rate either due to a change to tax law, a change in regulatory or judicial guidance, or an audit assessment which denies previously recognized tax benefits.

Please see “Regulation and Supervision” in Item 1, “Business,” earlier in this report.

We are subject to litigation risk.

In the ordinary course of our business, the Company and the Banks may become involved in litigation, the outcome of which may have a direct material impact on our financial position and daily operations. Please see “Legal Proceedings” under Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies,” in Item 8, “Financial Statements and Supplementary Data,” for a discussion of the status of certain legal matters.

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

The Parent Company is a separate and distinct legal entity from the Banks, and a substantial portion of the revenues the Parent Company receives consists of dividends from the Banks. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Banks are unable to pay dividends to the Parent Company, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock. The inability to receive dividends from the Banks could therefore have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the current level of cash dividends paid to our stockholders.

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

The price of the Company’s common stock can fluctuate significantly in response to a variety of factors, including, but not limited to: actual or anticipated variations in the Company’s quarterly results of operations; earnings estimates and recommendations of securities analysts; the performance and stock price of other companies that investors and analysts deem comparable to the Company; news reports regarding trends and issues in the financial services industry; actual or anticipated changes in the economy, the real estate market, and interest rates; speculation regarding the Company’s involvement in industry consolidation; the Company’s capital markets activities; mergers and acquisitions involving the Company’s peers; delays in, or a failure to realize the anticipated benefits of, an acquisition; speculation about, or an actual change in, dividend payments; changes in legislation or regulation impacting the financial services industry in particular, or publicly traded companies in general; regulatory enforcement or other actions against the Company or the Banks or their affiliates; threats of terrorism or military conflicts; and general market fluctuations. Fluctuations in our stock price may make it more difficult for you to sell your Company common stock at an attractive price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On December 15, 2000, the Company relocated its corporate headquarters to the former headquarters of Haven Bancorp, Inc. (“Haven”), located at 615 Merrick Avenue in Westbury, New York. Haven’s primary subsidiary, CFS Bank, had purchased the office building and land in December 1997 under a lease agreement and Payment-in-Lieu-of-Tax (“PILOT”) agreement with the Town of Hempstead Industrial Development Agency (the “IDA”). Under the IDA and PILOT agreements, the Company sold the building and land to the IDA and is leasing them for $1.00 per year for a lease term that was initially scheduled to expire on December 31, 2007 and that has been extended to December 31, 2008. The Company will repurchase the building and land for $1.00 upon expiration of the extended lease term in exchange for IDA financial assistance in the event that the Company does not enter into a new IDA or PILOT agreement.

In addition to owning certain branches and other bank business facilities, we also lease a majority of our branch offices and facilities under various lease and license agreements that expire at various times. (Please see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies: Lease and License Commitments” in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are defendants in or parties to a number of legal proceedings. We believe we have meritorious defenses with respect to these cases and intend to defend them vigorously. Please see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies: Legal Proceedings” in Item 8, “Financial Statements and Supplementary Data,” for a discussion of the status of certain legal matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange (the “NYSE”) under the symbol “NYB.”

At December 31, 2007, the number of outstanding shares was 323,812,639 and the number of registered owners was approximately 14,300. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2007 and 2006:

	Dividends Declared per	Market Price
	Common Share	High	Low	Close
2007
1st Quarter	$0.25	$17.62	$16.08	$17.59
2nd Quarter	0.25	17.95	16.77	17.02
3rd Quarter	0.25	19.87	15.80	19.05
4th Quarter	0.25	19.50	16.60	17.58

2006
1st Quarter	$0.25	$18.23	$16.33	$17.52
2nd Quarter	0.25	17.70	15.70	16.51
3rd Quarter	0.25	16.85	16.06	16.38
4th Quarter	0.25	16.86	15.70	16.10

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On June 22, 2007, our Chairman, President, and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Share Repurchase Program

From time to time, we repurchase shares of our common stock on the open market or through privately negotiated transactions, and hold such shares in our Treasury account. Repurchased shares may be utilized for various corporate purposes, including, but not limited to, the exercise of stock options and merger transactions.

During the three months ended December 31, 2007, we allocated $73,667 toward share repurchases, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: October 1, 2007 through October 31, 2007	44	$19.09	44	1,469,651
Month #2: November 1, 2007 through November 30, 2007	81	$18.47	81	1,469,570
Month #3: December 1, 2007 through December 31, 2007	3,862	$18.47	3,862	1,465,708

Total	3,987	$18.48	3,987

(1)	All shares were purchased in privately negotiated transactions.
(2)	On February 26, 2004, the Board of Directors authorized the repurchase of five million shares. On April 20, 2004, with 44,816 shares remaining under such authorization, the Board authorized the repurchase of up to an additional five million shares. At December 31, 2007, 1,465,708 shares were still available for repurchase under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph provides a comparison of total shareholder returns on the Company’s Common Stock since December 31, 2002 with the cumulative total returns of a broad market index and a peer group index. The S&P Mid-Cap 400 index was chosen as the broad market index in connection with the Company’s trading activity on the New York Stock Exchange, beginning on December 20, 2002. The peer group index chosen was the SNL Bank and Thrift Index, which is comprised of bank and thrift institutions and includes the Company. The data for the indices included in the graph were provided by SNL Financial, Inc.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
New York Community Bancorp, Inc.	$100.00	$181.25	$136.49	$116.02	$120.12	$139.06
S&P Mid-Cap 400 Index	$100.00	$135.62	$157.97	$177.80	$196.15	$211.80
SNL Bank and Thrift Index	$100.00	$135.57	$151.82	$154.20	$180.17	$137.40

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2007(1)	2006(2)	2005(3)	2004	2003(4)
EARNINGS SUMMARY:
Net interest income	$616,530	$561,566	$595,367	$799,343	$532,671
Non-interest income (loss)	111,092	88,990	97,701	(62,303)	136,291
Non-interest expense:
Operating expenses	299,575	256,362	236,621	193,632	169,373
Prepayment of wholesale borrowings	3,190	26,477	—	—	—
Termination of interest rate swaps	—	1,132	—	—	—
Amortization of core deposit intangibles	22,758	17,871	11,733	11,440	6,907
Income tax expense	123,017	116,129	152,629	176,882	169,311
Net income(5)	279,082	232,585	292,085	355,086	323,371
Basic earnings per share(5)(6)	$0.90	$0.82	$1.12	$1.37	$1.70
Diluted earnings per share(5)(6)	0.90	0.81	1.11	1.33	1.65
Dividends per share	1.00	1.00	1.00	0.96	0.66
SELECTED RATIOS:
Return on average assets(5)	0.94%	0.83%	1.17%	1.42%	2.26%
Return on average stockholders’ equity(5)	7.13	6.57	9.15	11.24	20.74
Operating expenses to average assets	1.01	0.91	0.95	0.78	1.18
Average stockholders’ equity to average assets	13.21	12.60	12.83	12.65	10.90
Efficiency ratio(5)	41.17	39.41	34.14	26.27	25.32
Interest rate spread	2.13	2.04	2.61	3.63	4.04
Net interest margin	2.38	2.27	2.74	3.70	4.15
Dividend payout ratio	111.11	123.46	90.09	72.18	39.89
BALANCE SHEET SUMMARY:
Total assets	$30,579,822	$28,482,370	$26,283,705	$24,037,826	$23,441,337
Loans, net of allowance for loan losses	20,270,454	19,567,502	16,948,697	13,317,987	10,422,078
Allowance for loan losses	92,794	85,389	79,705	78,057	78,293
Securities held to maturity	4,362,645	2,985,197	3,258,038	3,972,614	3,222,898
Securities available for sale	1,381,256	1,940,787	2,379,214	3,108,109	6,277,034
Deposits	13,157,333	12,619,004	12,104,899	10,402,117	10,329,106
Borrowed funds	12,915,672	11,880,008	10,528,658	10,142,541	9,931,013
Stockholders’ equity	4,182,313	3,689,837	3,324,877	3,186,414	2,868,657
Common shares outstanding(6)	323,812,639	295,350,936	269,776,791	265,190,635	256,649,073
Book value per share(6)	$12.95	$12.56	$12.43	$12.23	$11.40
Stockholders’ equity to total assets	13.68%	12.95%	12.65%	13.26%	12.24%
ASSET QUALITY RATIOS:
Non-performing loans to total loans	0.11%	0.11%	0.16%	0.21%	0.33%
Non-performing assets to total assets	0.07	0.08	0.11	0.12	0.15
Allowance for loan losses to non-performing loans	418.14	402.72	289.17	277.31	228.01
Allowance for loan losses to total loans	0.46	0.43	0.47	0.58	0.75

(1)	The Company completed three business combinations in 2007: the acquisition of PennFed Financial Services, Inc. on April 2, 2007; the acquisition of Doral Bank, FSB’s branch network in New York City and certain assets and liabilities on July 26, 2007; and the acquisition of Synergy Financial Group, Inc. on October 1, 2007. Accordingly, the Company’s 2007 earnings reflect nine months, five months, and three months of combined operations with the respective institutions.
(2)	The Company acquired Atlantic Bank of New York on April 28, 2006. Accordingly, the Company’s 2006 earnings reflect eight months of combined operations.
(3)	The Company acquired Long Island Financial Corp. on December 30, 2005, the last business day of the year. Accordingly, its contribution to the Company’s earnings began on January 1, 2006.
(4)	The Company merged with Roslyn Bancorp, Inc. on October 31, 2003. Accordingly, the Company’s 2003 earnings reflect two months of combined operations.
(5)

The 2007 amount includes the following pre-tax gains and charges which were recorded in non-interest income: a $64.9 million gain on the sale of bank-owned property; a $1.9 million net gain on the sale of securities; a $57.0 million securities impairment loss; and a $1.8 million loss on debt redemption. In addition, the 2007 amount includes the following pre-tax charges which were recorded in non-interest expense: a $3.2 million charge for the prepayment of wholesale borrowings; a $1.0 million Visa litigation charge; and a $2.2 million merger-related charge. The 2007 amount also includes a $2.6 million benefit for certain tax audit developments. The combined impact of these gains and charges was an after-tax gain of $3.8 million, or $0.01 per diluted share. The 2006 amount includes the following pre-tax charges: a $6.1 million loss on the mark-to-market of interest rate swaps and a $1.9 million loss on debt redemption, both of which were recorded in non-interest income; a $26.5 million charge for the prepayment of wholesale borrowings and a $1.1 million charge for the termination of interest rate swaps, both of which were recorded in non-interest expense; and a merger-related charge of $5.7 million and a $3.1 million charge for the retirement of a director and senior lending consultant, both of which were recorded in operating expenses. The combined impact of these charges was an after-tax charge of $31.0 million, or $0.11 per diluted share. The 2005 amount includes a pre-tax merger-related charge of $36.6 million, recorded in operating expenses, which resulted in an after-tax charge of $34.0 million, or $0.13 per diluted share. The 2004 amount includes a $157.2 million pre-tax loss on the sale of securities in connection with the repositioning of the balance sheet, and an $8.2 million pre-tax charge for the other-than-temporary impairment of certain perpetual preferred FNMA securities, both of which were recorded in non-interest (loss) and resulted in a combined after-tax loss of $99.9 million, or $0.37 per diluted share. The 2003 amount includes a $37.6 million pre-tax gain on the sale of the Company’s South Jersey Bank Division, recorded in non-interest income, and a pre-tax merger-related charge of $20.4 million, recorded in operating expenses, which resulted in an after-tax gain of $3.7 million, or $0.02 per diluted share.

(6)	Excludes unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding. Please see “book value per share” in the Glossary earlier in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

Largely reflecting our growth through a series of eight business combinations since November 2000, we are currently the fourth largest bank holding company headquartered in the New York metropolitan region, and rank among the leading depositories in the markets we serve.

In our 14 years of public life, we have grown from a savings bank with assets of $1.0 billion and seven branches in Queens and Nassau counties to a multi-bank holding company with assets of $30.6 billion, two bank subsidiaries—one savings and one commercial—and 217 branches serving customers in all five boroughs of New York City, Long Island, and Westchester County in New York, and Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties in New Jersey.

Our financial performance is driven by a business model with four primary components: (1) the origination of multi-family loans, primarily on rent-regulated buildings in New York City; (2) the maintenance of conservative underwriting standards; (3) the efficient operation of our Company; and (4) the growth of our franchise through accretive merger transactions, and the strategic post-merger repositioning of our balance sheet.

Our 2007 performance reflected the merits of our business model and the increasing strength and quality of our balance sheet:

1.	The nature of our lending niche, and the consistency of our underwriting standards, enabled us to extend our record of asset quality.

•	2007 was our 28th consecutive year without any losses in our multi-family niche.

•	Non-performing assets represented 0.07% of total assets at December 31, 2007, an improvement from 0.08% at December 31, 2006.

•	Non-performing loans represented 0.11% of loans outstanding, consistent with the measure recorded at the prior year-end.

•

Charge-offs totaled $431,000 and represented 0.002% of average loans in 2007, comparable to the $420,000 of charge-offs recorded in 2006. In both years, the charge-offs consisted of consumer and unsecured credits that had been acquired in our various business combinations.

2.	The unique structure of our multi-family loans contributed to the growth of our net interest income and margin, as refinancing activity and property sales increased in the first nine months of the year.

•	Prepayment penalty income rose $28.1 million, or 95.2%, year-over-year, to $57.6 million in 2007.

•

The increase in prepayment penalty income combined with the replenishment of our loan portfolio with higher-yielding credits to generate a year-over-year increase in the average yield on our interest-earning assets to 6.05% in 2007 from 5.69% in 2006.

3.	With the completion of three acquisitions in 2007, we expanded our branch network, increased our share of deposits, contained our funding costs, and boosted our revenues.

•

The acquisitions of PennFed Financial Services, Inc. (“PennFed”) and Synergy Financial Group, Inc. (“Synergy”) on April 2 and October 1, 2007 added 45 branches to our Community Bank franchise in New Jersey, increasing our presence in Essex, Hudson, and Union counties, and extending our footprint into Mercer, Middlesex, Monmouth, and Ocean counties in the central part of the state.

•	Our share of deposits rose from 1.0% to 6.8% in these counties, improving our rank among the region’s thrifts from 18th to fifth.

•

The acquisition of 11 New York City-based branches from Doral Bank, FSB (“Doral”) on July 26, 2007 boosted our Commercial Bank franchise to 38 branches, including 24 in the boroughs of Manhattan, Brooklyn, and Queens.

•

Deposits rose $538.3 million to $13.2 billion over the course of 2007, as the deposits and excess liquidity we derived from our three acquisitions enabled us to engage in a strategic run-off of certain higher-cost funding, and to price our deposits conservatively as others raised their rates in order to compete.

•	The acquisitions also contributed to an increase in fee and other income, which totaled $77.0 million in 2007, a $6.4 million, or 9.1%, increase from the amount recorded in 2006.

4.	Each of our acquisitions, and the balance sheet repositioning that followed the PennFed transaction, contributed to a year-over-year increase in our net interest income and the year-over-year expansion of our net interest margin.

•	In the second quarter of the year, we sold $1.4 billion of the loans acquired in the PennFed transaction, either in whole or securitized form.

•	In the third quarter of the year, we sold $1.1 billion of lower-yielding mortgage-related securities.

•

The cash flows from loan and securities sales in the second and third quarters were primarily deployed into higher-yielding interest-earning assets; a portion of the cash flows produced in the second quarter were used to reduce our higher-cost wholesale funds.

•	Our net interest income rose $55.0 million, or 9.8%, year-over-year to $616.5 million, while our net interest margin expanded by 11 basis points to 2.38%.

•

In addition, the sale of our Atlantic Bank headquarters for $105.0 million early in the third quarter generated an after-tax gain of $44.8 million, or $0.15 per diluted share. The Doral transaction provided us with an alternative location in Manhattan to serve as the headquarters for the Atlantic Bank division of the Commercial Bank.

5.	Notwithstanding an acquisition-driven increase in operating expenses, we continued to rank among the top 5% of all banks and thrifts in the nation on the basis of our efficiency.

•	In 2007, our efficiency ratio was 41.17%.

Earnings Growth and Capital Strength

While several factors contributed to our 2007 financial performance, the preceding achievements were the primary drivers of the year’s results. Reflecting our actions during the year, our earnings rose 20.0% from $232.6 million in 2006 to $279.1 million in 2007. During this time, our diluted earnings per share rose 11.1% from $0.81 to $0.90.

At December 31, 2007, our stockholders’ equity totaled $4.2 billion and represented 13.68% of total assets, as compared to $3.7 billion, representing 12.95% of total assets, at December 31, 2006. During this time, our tangible stockholders’ equity rose $198.4 million, or 13.8%, to $1.6 billion, and the ratio of tangible equity to tangible assets rose 36 basis points to 5.83%. (Please see the reconciliations of our stockholders’ equity and tangible stockholders’ equity and the related measures on page 73 of this report.)

Reflecting the strength of our capital, and our financial performance, we distributed $310.2 million to our shareholders in 2007, in the form of a $1.00 per share dividend ($0.25 per quarter, annualized).

Recent Events

Dividend Declaration

On January 28, 2008, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on February 15, 2008 to shareholders of record at the close of business on February 6, 2008.

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

Allowance for Loan Losses

The allowance for loan losses is increased by the provisions for loan losses charged to operations and reduced by net charge-offs or reversals. A separate loan loss allowance is established for the Community Bank and the Commercial Bank and, except as otherwise noted below, the process for establishing the allowance for loan losses is the same for each.

Management establishes the allowances for loan losses through an assessment of probable losses in each of the respective loan portfolios. Several factors are considered in this process, including the level of defaulted loans at the close of each quarter; recent trends in loan performance; historical levels of loan losses; the factors underlying such loan defaults and loan losses; projected default rates and loss severities; internal risk ratings; loan size; economic, industry, and environmental factors; and loan impairment, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures.”

Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply SFAS Nos. 114 and 118 as necessary to certain larger multi-family, commercial real estate, construction, and commercial and industrial (“C&I”) loans, and exclude smaller balance homogenous loans and loans carried at the lower of cost or fair value. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate.

A valuation allowance is established when the fair value or the present value of the expected cash flows is less than the recorded investment in the loan. We had no impaired loans at December 31, 2007.

In addition, the process of determining the appropriate level for the Banks’ loan loss allowances includes, but is not limited to:

1.	Periodic inspections of the loan collateral by qualified in-house property appraisers/inspectors, as applicable;

2.	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

3.	Full assessment by the pertinent Board of Directors of the aforementioned factors when making a business judgment regarding the impact of anticipated changes of the future level of the allowance for loan losses; and

4.	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

In establishing the loan loss allowances, management also considers the Banks’ current business strategies and credit processes, including compliance with conservative guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

In accordance with the pertinent policies, the loan loss allowances are segmented to correspond to the various types of loans in the loan portfolios. These loan categories are assessed with specific emphasis on the internal risk ratings, underlying collateral, credit underwriting, and loan type. These factors correspond to the respective levels of quantified and inherent risk.

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

A loan generally is classified as a “non-accrual” loan when it is 90 days past due. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and/or the Company has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

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

For the purpose of goodwill impairment testing, we have identified one reporting unit. We performed our annual goodwill impairment test as of January 1, 2007, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of our common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment. In addition, we found no indication of goodwill impairment when we performed our annual goodwill impairment test as of January 1, 2008.

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

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the carryforward of certain tax attributes such as net operating losses. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination was made. Subsequently recognized tax benefits associated with valuation allowances recorded in a business combination would be recorded as an adjustment to goodwill.

Balance Sheet Summary

Largely reflecting the benefit of our three acquisitions and organic loan production, total assets grew to $30.6 billion at December 31, 2007 from $28.5 billion at December 31, 2006. The 7.4% increase largely reflects a $710.4 million rise in total loans to $20.4 billion, together with an $817.9 million rise in total securities to $5.7 billion.

Liabilities rose $1.6 billion year-over-year, to $26.4 billion, largely reflecting a $538.3 million increase in deposits to $13.2 billion, and a $1.0 billion increase in borrowed funds to $12.9 billion.

Stockholders’ equity rose $492.5 million, or 13.3%, year-over-year, to $4.2 billion and represented 13.7% of total assets, while our tangible stockholders’ equity rose to $1.6 billion, an increase of $198.4 million, or 13.8%. At December 31, 2007, tangible stockholders’ equity represented 5.83% of tangible assets, a 36-basis point increase from the measure at year-end 2006. (Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity and the related measures on page 73 of this report.)

Loans

Loans are, and have historically been, our principal asset, and represented $20.4 billion, or 66.6%, of total assets at December 31, 2007. At December 31, 2006, loans totaled $19.7 billion, and represented 69.0% of total assets at that date.

Our primary lending niche is New York City’s multi-family real estate market. We are a leading producer of multi-family loans in the City, with an emphasis on loans secured by buildings that are rent-controlled or rent-stabilized. According to the 2007 Housing Supply Report published by the NYC Rent Guidelines Board, rent-regulated units comprise approximately 52% of the city’s rental housing market.

Multi-family loans represented $14.1 billion, or 69.0%, of total loans at December 31, 2007, while commercial real estate loans represented $3.8 billion, or 18.8%. Construction loans accounted for $1.1 billion, or 5.6%, of total loans at the end of December, while other loans accounted for $965.2 million, representing 4.7%. Of the latter amount, $705.8 million, or 73.1%, consisted of commercial and industrial (“C&I”) loans.

While we also originate one- to four-family loans, we do so on a pass-through basis only, selling such loans to a third-party conduit shortly after the loans are closed. As a result, one- to four-family loans represented a modest $380.8 million, or 1.9%, of total loans at December 31, 2007, and primarily consisted of loans acquired through our various business combinations.

The modest level of loan growth we recorded in 2007 was attributable to a variety of factors, most notably including the competitive nature of our multi-family niche. During the year, as in 2006, many of our competitors were offering loans at terms that were inconsistent with our underwriting standards. As a result, we chose to limit our lending rather than compromise our standards in order to compete.

Another factor that contributed to the limited level of loan growth was the post-merger repositioning of our balance sheet. While we added loans in all three of our 2007 business combinations, the increase was largely offset by the sale of certain whole and securitized loans acquired in the transaction with PennFed. In addition to acquired loans and the purchase of loans totaling $180.5 million, the growth of our loan portfolio at December 31, 2007 reflects twelve-month originations of $4.9 billion, a $118.2 million reduction from the volume produced in the prior year. Multi-family loans accounted for $2.5 billion, or 50.8%, of loans produced in 2007, and commercial real estate loans accounted for $695.3 million, or 14.3%. In 2006, multi-family loans represented 56.4% of loans originated, with commercial real estate loans accounting for 8.3% of total loans produced.

Construction loans represented $548.4 million, or 11.3%, of total loans produced in 2007, a significant reduction from $984.8 million, representing 19.8% of total loans produced, in the prior year. By comparison, C&I loans represented $1.0 billion, or 21.6%, of 2007 loan production, as compared to $675.9 million, representing 13.6% of the total, in 2006.

The level of loan growth we achieved during the year was largely tempered by repayments of $5.4 billion, most of which were received in the first three quarters of 2007, as many property owners took advantage of favorable market conditions to either sell or refinance their properties. As a result, we recorded prepayment penalty income of $57.6 million in 2007, exceeding the year-earlier level by $28.1 million, or 95.2%. The favorable impact of prepayment penalty income on our net interest income and net income is further discussed in the 2007 earnings summary later in this report. Loan growth was also tempered by sales of $1.5 billion, primarily in connection with the post-merger repositioning of the balance sheet following the acquisition of PennFed.

The following table summarizes our loan production for the years ended December 31, 2007 and 2006:

Loan Origination Analysis

	For the Years Ended December 31,
	2007		2006
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations:
Multi-family	$2,465,492	50.81%	$2,801,991	56.37%
Commercial real estate	695,252	14.33	413,710	8.32
Construction	548,352	11.29	984,838	19.81
1-4 family	66,321	1.37	60,152	1.21

Total mortgage loan originations	3,775,417	77.80	4,260,691	85.71

Other loan originations(1)	1,077,096	22.20	710,005	14.29

Total loan originations	$4,852,513	100.00%	$4,970,696	100.00%

(1)	Includes C&I loan originations of $1.0 billion and $675.9 million in the twelve months ended December 31, 2007 and 2006, respectively.

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2007:

Loan Portfolio Analysis

	At December 31,
	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loans:
Multi-family	$14,052,298	69.00%	$14,529,097	73.93%	$12,854,188	75.49%	$9,839,263	73.45%	$7,368,155	70.18%
Commercial real estate	3,828,334	18.80	3,114,440	15.85	2,888,294	16.96	2,140,770	15.98	1,445,048	13.76
Construction	1,138,851	5.59	1,102,732	5.61	856,651	5.03	807,107	6.03	643,548	6.13
1-4 family	380,824	1.87	230,508	1.17	254,510	1.49	506,116	3.78	730,963	6.96

Total mortgage loans	19,400,307	95.26	18,976,777	96.56	16,853,643	98.97	13,293,256	99.24	10,187,714	97.03

Other loans(1)	965,205	4.74	676,793	3.44	175,493	1.03	102,455	0.76	311,634	2.97

Total mortgage and other loans	20,365,512	100.00%	19,653,570	100.00%	17,029,136	100.00%	13,395,711	100.00%	10,499,348	100.00%

Net deferred loan origination (fees) costs	(2,264)		(679)		(734)		333		1,023
Allowance for loan losses	(92,794)		(85,389)		(79,705)		(78,057)		(78,293)

Loans, net	$20,270,454		$19,567,502		$16,948,697		$13,317,987		$10,422,078

(1)	Includes C&I loans.

The following table presents a geographic analysis of the Company’s multi-family, commercial real estate, and construction loan portfolios at December 31, 2007:

Geographic Analysis of the Loan Portfolio

	At December 31, 2007
	Multi-Family		Commercial Real Estate		Construction
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Manhattan	$4,237,734	30.16%	$1,246,389	32.56%	$298,137	26.18%
Brooklyn	2,567,207	18.27	307,717	8.04	180,298	15.83
Bronx	1,693,926	12.05	153,995	4.02	178,120	15.64
Queens	1,603,354	11.41	406,115	10.61	122,212	10.73
Staten Island	103,374	0.74	33,990	0.89	47,413	4.16
Long Island	382,525	2.72	594,560	15.53	200,166	17.58
Other New York State	442,788	3.15	127,772	3.34	3,564	0.32
New Jersey	1,473,735	10.49	642,912	16.79	71,313	6.26
Pennsylvania	688,247	4.90	197,726	5.16	—	—
All other states	859,408	6.11	117,158	3.06	37,628	3.30

Total	$14,052,298	100.00%	$3,828,334	100.00%	$1,138,851	100.00%

Multi-family Loans

Notwithstanding a linked-quarter rise in total loans in the fourth quarter, multi-family loans declined to $14.1 billion at December 31, 2007 from $14.5 billion at December 31, 2006. The modest decline reflects our decision to refrain from lending at our more typical volumes during a year when many of our competitors were offering terms that were incompatible with our underwriting standards.

While the transactions with PennFed, Doral, and Synergy contributed to our balance of multi-family loans at December 31, 2007, the majority of loans added during the year were organically produced. Multi-family loans accounted for $2.5 billion, or 50.8%, of the year’s originations, as compared to $2.8 billion, or 56.4%, in the prior year.

At December 31, 2007, $13.0 billion, or 92.7%, of our multi-family loans were secured by rental apartment buildings, with the remainder of the portfolio being secured by underlying mortgages on cooperative apartment buildings. In addition, 72.6% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Another 21.3% of multi-family loans were secured by buildings on Long Island, other parts of New York State, New Jersey, and Pennsylvania, with the remaining 6.1% secured by buildings outside our primary market, many of which are owned by borrowers we have made loans to successfully within our local marketplace.

We primarily underwrite our multi-family loans based on the current cash flows produced by the building, utilizing the income method of appraising the properties, rather than the sales approach, which is subject to fluctuations in real estate market conditions and the general economy. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio, which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The amount of a multi-family loan generally represents no more than 80% of the lower of the appraised value or the sales price of the underlying property, with an amortization period of up to 30 years. In addition to requiring a minimum debt service coverage ratio of 120% on multi-family buildings, we require a security interest in the personal property at the premises, and an assignment of rents and leases. At December 31, 2007, the average multi-family loan had a balance of $3.4 million and the portfolio had an average loan-to-value ratio of 64.5%.

In addition to qualifying a multi-family loan on the basis of the building’s income and condition, we consider the borrower’s credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the building’s rent rolls, and we also generally review their financial statements and related documents. Because of our longevity in the multi-family market and the tendency of borrowers to refinance, we also are able, in many cases, to consider our own prior experience with the owner of the property.

Multi-family loans are typically made to long-term property owners who utilize the funds they borrow to make improvements to the building and the apartments therein. Our multi-family loans generally feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the “five-year CMT”) plus a spread. During years six through ten, the borrower has the option of selecting an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread, or a fixed rate that is tied to the five-year CMT plus a spread. The latter option also requires the payment of an amount equal to one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate in the initial five-year term.

While the spread above the five-year CMT in the first five years had long been 150 basis points, spreads began to move toward more historical levels in the fourth quarter of 2007, as adverse conditions in the capital markets and liquidity pressures forced many lenders from the market, and the credit cycle began its downward turn. Reflecting our ability to capitalize on this significant change in market conditions, the multi-family loans we produced in the fourth quarter of 2007 featured an average spread of 228 basis points above the average five-year CMT.

As improvements are made to the collateral property, the property owner is permitted, in accordance with rent regulations, to increase the amount of rent to be paid by the tenant, thus creating more cash flows to borrow against. As the rent roll increases, the property owner typically opts to refinance the loan, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing, and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.6 years at December 31, 2007.

Multi-family loans that refinance within the first five years are typically subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family loans is the consistent quality of these assets: We have not had a loss of principal on a multi-family loan in our niche for 28 years. Although multi-family loans are generally considered to involve a greater degree of credit risk as compared to other types of credits, we believe that the multi-family loans we produce involve a more modest degree of risk. The multi-family loans we produce are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and the rents are typically below market, occupancy levels remain more or less constant, even during times of economic adversity. Thus, while losses on loans may increase for many lenders in the current credit cycle, we believe that the nature of our multi-family lending niche, together with our underwriting standards, should serve to reduce our exposure to credit risk.

The approval process for multi-family loans is also highly efficient, typically taking a period of four to six weeks. Our success in this lending niche also reflects the solid relationships we have developed with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of lending based on the cash flows produced by the buildings collateralizing these loans. Because the multi-family market is largely broker-driven, the process of producing such loans is significantly expedited and the related expenses substantially reduced.

Commercial Real Estate Loans

Commercial real estate loans totaled $3.8 billion at December 31, 2007, an increase of $713.9 million, or 22.9%, from the balance recorded at December 31, 2006. In addition to loans that were added in our three acquisitions, the increase reflects $875.7 million of originated and purchased loans. At December 31, 2007, 56.1% of our commercial real estate loans were secured by properties in New York City, with properties in New Jersey and on Long Island accounting for 16.8% and 15.5%, respectively. The commercial real estate loans we produce are secured by income-producing properties such as office buildings, retail centers, and multi-tenanted light industrial buildings.

The pricing of our commercial real estate loans is structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT, plus a spread. For years six through ten, the borrower generally has the option of selecting an annually adjustable rate that is based on the prime rate of interest, or a fixed rate that is based on the five-year CMT, each plus a spread. The latter option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our commercial real estate loans also tend to refinance within five years of origination, and the expected weighted average life of the portfolio was 3.3 years at December 31, 2007.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate commercial real estate loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a debt service coverage ratio of at least 130%, and a loan-to-value ratio that typically does not exceed 75%. In addition, the origination of commercial real estate loans generally requires a security interest in the personal property and/or an assignment of the rents and/or leases.

At December 31, 2007, the average commercial real estate loan had a principal balance of $2.0 million and the portfolio had an average loan-to-value ratio of 56.9%.

Construction Loans

Construction loans totaled $1.1 billion at December 31, 2007, $36.1 million higher than the balance recorded at year-end 2006. The decision to limit the portfolio’s growth was strategic in nature. As the housing market began to decline in the second half of 2007, we chose to reduce our production of construction loans. As a result, originations totaled $984.8 million in 2006 and $548.4 million in 2007, representing 19.8% and 11.3%, respectively, of total loans produced.

At December 31, 2007, 72.5% of the loans in the portfolio were for construction in New York City, with Manhattan accounting for more than a third of the City’s share. Long Island accounted for 17.6% of our construction loans, with other parts of New York State and New Jersey accounting for 6.6%, combined. Little construction lending is done outside our immediate market and, even then, to borrowers we have lent to successfully within our marketplace.

The construction loans we produce are primarily for land acquisition, development, and construction of multi-family and residential tract projects, and, to a lesser extent, for the construction of owner-occupied one-to four-family homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the life of the loan. Our construction loans have had a strong credit history, with no losses recorded for more than ten years.

Because construction loans are generally considered to have a higher degree of credit risk, borrowers are required to provide a personal guarantee of repayment and completion during construction. The risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value upon completion of construction, as compared to the estimated cost of construction, including interest, and upon the estimated time to sell or lease such properties. If the estimate of value proves to be inaccurate, or the length of time to sell or lease it is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan.

When applicable, it is our practice to require that residential properties be pre-sold or that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of our loan. In some cases, we ourselves may provide permanent financing. We typically require pre-leasing for loans on commercial properties.

One- to four-family Loans

One- to four-family loans represented $380.8 million, or 1.9%, of total loans outstanding at December 31, 2007, as compared to $230.5 million, representing 1.2%, at December 31, 2006. The increase was largely driven by our acquisitions, as it is our practice to originate one- to four-family loans through a third-party conduit and to sell the loans to the conduit or its affiliates, shortly after they close, without recourse and servicing-released.

In connection with this practice, which was adopted on December 1, 2000, we participate in a private-label program for the origination of one- to four-family loans with a nationally recognized third-party mortgage originator (the “conduit”), based on defined underwriting criteria. The loans are marketed through our branch network and our web site, and are intended to serve our existing customers and attract new ones, as well. In addition, dedicated loan representatives are available through the conduit program to meet with our customers and assist them with the application process. We fund the loans directly and have the option of retaining the loans for portfolio or delivering the loans to the conduit. Each loan we originate through the conduit program generates income that is recorded as “other non-interest income” in our Consolidated Statements of Income and Comprehensive Income. In 2007, we originated one- to four-family and home equity loans totaling $66.2 million, as compared to $60.2 million in the prior year.

We have no sub prime or Alt-A loans in our loan portfolio.

In addition to ensuring that our customers are provided with an extensive range of one- to four-family products, the conduit arrangement supports two of our primary objectives: managing our exposure to interest rate risk and maintaining our efficiency.

Other Loans

Other loans represented 4.7% of total loans at December 31, 2007, as compared to 3.4% at December 31, 2006. Reflecting loans added in our three acquisitions and twelve-month originations of $1.1 billion, other loans rose to $965.2 million at December 31, 2007 from $676.8 million at the year-earlier date. C&I loans represented $705.8 million and $643.1 million of the respective year-end totals, and accounted for $1.0 billion and $675.9 million of loans originated in the respective years.

C&I loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, letters of credit, and loans that are partly guaranteed by the Small Business Administration. A broad range of commercial loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. The purpose of the loan is considered in determining its tenor and structure, and pricing is tied to the prime rate of interest or other market indices plus an applicable spread. In addition, we seek to establish full-scale banking relationships with our C&I customers. As a result, many of our borrowers have provided us with deposits, and many are taking advantage of our cash management, investment, and trade finance services.

The remainder of the portfolio of other loans consists primarily of home equity loans and lines of credit, as well as a variety of consumer loans, most of which were originated by our merger partners prior to their joining the Company.

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

In addition to the loans that we ourselves have originated, the portfolio includes loans that have been acquired in our various business combinations that we have opted to retain.

In accordance with the Banks’ policies, all loans of $10.0 million or more must be reported to the respective Boards of Directors. In 2007, 64 of such loans were originated by the Banks, with an aggregate loan balance of $2.1 billion at origination. In the prior year, 67 of such loans were originated by the Banks with an aggregate loan balance of $1.5 billion at origination.

In addition, we place a limit on the amount of loans that may be made to one borrower. At December 31, 2007, the largest concentration of loans to one borrower consisted of a $467.0 million financing package provided by the Community Bank to Riverbay Corporation – Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. The financing package was originated on September 30, 2004 and, at December 31, 2007, consisted of a multi-family loan of $300.0 million and construction advances of $167.0 million. An additional $13.0 million of construction funds were unadvanced at year-end.

Loan Maturity and Repricing

The following table sets forth the maturity or period to repricing of our loan portfolio at December 31, 2007. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

Loan Portfolio Analysis

	Mortgage and Other Loans at December 31, 2007
(in thousands)	Multi- Family	Commercial Real Estate	Construction	One- to Four- Family	Other	Total Loans
Amount due:
Within one year	$2,112,587	$522,993	$897,669	$63,033	$773,685	$4,369,967
After one year:
One to five years	10,399,661	2,476,001	241,182	59,886	124,436	13,301,166
Over five years	1,540,050	829,340	—	257,905	67,084	2,694,379

Total due or repricing after one year	11,939,711	3,305,341	241,182	317,791	191,520	15,995,545

Total amounts due or repricing, gross	$14,052,298	$3,828,334	$1,138,851	$380,824	$965,205	$20,365,512

The following table sets forth, as of December 31, 2007, the dollar amount of all loans due after December 31, 2008, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2008
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$1,729,789	$10,209,922	$11,939,711
Commercial real estate	1,059,773	2,245,568	3,305,341
Construction	241,182	—	241,182
1-4 family	237,764	80,027	317,791

Total mortgage loans	3,268,508	12,535,517	15,804,025
Other loans	142,212	49,308	191,520

Total loans	$3,410,720	$12,584,825	$15,995,545

Outstanding Loan Commitments

At December 31, 2007, we had outstanding loan commitments of $1.2 billion, including commitments to originate $360.3 million of multi-family loans; $52.3 million of commercial real estate loans; $360.1 million of construction loans; and $449.9 million of other loans, including $421.2 million of unadvanced lines of credit. The Company had no commitments to originate one- to four-family loans at December 31, 2007.

In addition to our commitments to originate loans, we had commitments to issue financial stand-by, performance, and commercial letters of credit of $28.3 million, $14.6 million, and $30.9 million, respectively, at December 31, 2007. The commitments featured terms ranging from one to three years. Financial stand-by letters of credit obligate us to guarantee payment of a specific financial obligation on behalf of certain borrowers, while performance stand-by letters of credit obligate us to make payments in the event that a specified third party fails to perform under certain non-financial contractual obligations. Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority are used to settle payments in international trade. Typically, such letters of credit require presentation of documents which describe the commercial transaction, and provide evidence of shipment and the transfer of title.

The fees we collect in connection with the issuance of letters of credit are included in “fee income” in the Consolidated Statements of Income and Comprehensive Income. Please see “Contractual Obligations and Off-balance-sheet Commitments” later in this report for a further discussion of financial stand-by, performance, and commercial letters of credit.

Asset Quality

In 2007, our performance continued to be distinguished by the quality of our assets, with non-performing assets representing 0.07% of total assets at December 31, 2007, an improvement from 0.08% of total assets at December 31, 2006. Non-performing assets rose modestly during the year, from $22.5 million to $22.9 million, as a $989,000 increase in non-performing loans was tempered by a $683,000 reduction in other real estate owned.

Non-performing loans rose from $21.2 million at year-end 2006 to $22.2 million at year-end 2007, primarily reflecting $2.0 million of Synergy loans that were non-performing at the current year-end. Each of the respective balances was equivalent to 0.11% of total loans. Included in non-performing loans at December 31, 2007 were non-accrual mortgage loans of $14.9 million and non-accrual other loans of $7.3 million, as compared to $18.1 million and $3.1 million, respectively, at December 31, 2006. A loan generally is classified as a “non-accrual” loan when it is 90 days past due. When a loan is placed on “non-accrual” status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

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

Properties that are acquired through foreclosure are classified as “other real estate owned,” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. At December 31, 2007, other real estate owned consisted of five properties totaling $658,000, as compared to five properties totaling $1.3 million at December 31, 2006. A portion of other real estate owned is titled in the name of a wholly-owned bank subsidiary.

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

Charge-offs rose from $420,000 in 2006 to $431,000 in 2007, and each represented 0.002% of average loans in the respective years. Consistent with our experience in the preceding nine quarters, the loans we charged off in 2007 consisted of consumer and unsecured credits that had been added in our business combinations. While the quality of the loan portfolio is partly due to the absence of significant weakness in our local economy and real estate market in 2007, it also is indicative of our underwriting standards, and the consistency with which we have adhered to these standards while growing our loan portfolio.

In the case of multi-family and commercial real estate loans, we look first at the consistency of the cash flows being generated to determine the property’s economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value being the value more typically used.

The condition of the collateral property is another critical factor. Multi-family buildings and commercial real estate properties are inspected from rooftop to basement as a prerequisite to approval by executive management and the Mortgage or Credit Committee, as applicable. In addition, a member of the Mortgage or Credit Committee participates in inspections on multi-family loans originated in excess of $4.0 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on commercial real estate loans in excess of $2.5 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers, perform appraisals on collateral properties.

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers typically exceeds ten years.

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower and typically require a minimum debt service coverage ratio of 120%, except for commercial real estate loans, which generally require a minimum ratio of 130%. Although we typically will lend up to 80% of the appraised value on multi-family buildings and up to 75% on commercial properties, the average loan-to-value ratio of such credits at December 31, 2007 was considerably lower, amounting to 64.5% and 56.9%, respectively. Exceptions to these loan-to-value limitations may be made on a case-by-case basis, and require the approval of the Mortgage or Credit Committee, as applicable.

The Boards of Directors also take part in the construction lending process, as all construction loans require the approval of the Mortgage or Credit Committee, as applicable. In addition, a member of the pertinent committee participates in inspections when the loan amount exceeds $2.5 million. We believe that the construction loans in our portfolio have been prudently underwritten. In addition, they are primarily made to well-established builders who have worked with us or our merger partners in the past. We typically will lend up to 75% of the estimated market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, which are not our primary focus, we typically will lend up to 65% of the estimated market value of the property.

Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including, but not limited to, inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying the loans may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the business’ results. Accordingly, personal guarantees are also a normal requirement for C&I loans.

Our loan portfolio has been deliberately structured to manage our exposure to both credit and interest rate risk. The vast majority of the loans in our portfolio are intermediate-term credits, with multi-family and commercial real estate loans typically repaying or refinancing within three to five years of origination, and the duration of construction loans ranging up to 36 months, with 18 to 24 months more the norm. All three types of mortgage loans have had a solid performance record, with no losses on principal recorded for 28 years in the case of our multi-family credits and more than ten years in the case of commercial real estate and construction loans. Furthermore, our multi-family loans are largely secured by rent-regulated buildings which, historically, have tended to maintain a high level of occupancy, even in a declining economy.

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower, at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment, and will consider a repayment schedule to avoid taking such action.

While we strive to originate loans that will perform fully, the absence of delinquencies or losses cannot be guaranteed. In addition to a change in personal circumstances, the ability of a borrower to fulfill his or her obligations may be impacted by a downturn in the credit cycle. Although the quality of our loan portfolio continued to be strong in the late 1980s and early 1990s, when the last major cycle turn resulted in significant industry losses, we cannot guarantee that our portfolio will remain unaffected by the current credit cycle turn.

At December 31, 2007, our loan loss allowance totaled $92.8 million, and was equivalent to 418.14% of non-performing loans and 0.46% of total loans at that date. At the prior year-end, the allowance for loan losses totaled $85.4 million, and was equivalent to 402.72% and 0.43% of non-performing loans and total loans, respectively. The year-over-year increase was attributable to our acquisitions which added $7.8 million to the loan loss allowance during the year. While the allowance for loan losses may be increased through a provision for loan losses that is charged to operations, no provisions were made in 2007 or 2006.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at each year-end in the five years ended December 31, 2007:

Asset Quality Analysis

	At December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Allowance for Loan Losses:
Balance at beginning of year	$85,389	$79,705	$78,057	$78,293	$40,500
Allowance acquired in business combinations	7,836	6,104	1,669	—	37,793
Charge-offs	(431)	(420)	(21)	(236)	—

Balance at end of year	$92,794	$85,389	$79,705	$78,057	$78,293

Non-performing Assets:
Non-accrual mortgage loans	$14,891	$18,072	$15,551	$23,567	$32,344
Other non-accrual loans	7,301	3,131	1,338	4,581	1,994
Loans 90 days or more delinquent and still accruing interest	—	—	10,674	—	—

Total non-performing loans	22,192	21,203	27,563	28,148	34,338
Other real estate owned	658	1,341	1,294	566	92

Total non-performing assets	$22,850	$22,544	$28,857	$28,714	$34,430

Ratios:
Non-performing loans to total loans	0.11%	0.11%	0.16%	0.21%	0.33%
Non-performing assets to total assets	0.07	0.08	0.11	0.12	0.15
Allowance for loan losses to non-performing loans	418.14	402.72	289.17	277.31	228.01
Allowance for loan losses to total loans	0.46	0.43	0.47	0.58	0.75

We had no “troubled debt restructurings,” as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at any of the dates presented in the preceding table.

The following table sets forth the allocation of the consolidated allowance for loan losses at each year-end in the five years ended December 31, 2007:

Summary of the Allowance for Loan Losses

	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Mortgage Loans:
Multi-family	$43,066	69.00%	$46,525	73.93%	$44,336	75.49%	$41,717	73.45%	$32,130	70.18%
Commercial real estate	29,461	18.80	23,313	15.85	23,379	16.96	20,434	15.98	18,859	13.76
Construction	10,243	5.59	9,089	5.61	8,281	5.03	9,770	6.03	11,903	6.13
1-4 family	1,884	1.87	1,048	1.17	1,304	1.49	2,954	3.78	5,462	6.96
Other loans	8,140	4.74	5,414	3.44	2,405	1.03	3,182	0.76	9,939	2.97

Total loans	$92,794	100.00%	$85,389	100.00%	$79,705	100.00%	$78,057	100.00%	$78,293	100.00%

The preceding allocation is based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report, and a different allocation methodology may be deemed to be more appropriate in the future. In addition, it should be noted that the portion of the loan loss allowance allocated to each loan category does not represent the total amount available to absorb losses that may occur within that category, since the total loan loss allowance is available for the entire loan portfolio.

Securities

Securities represented $5.7 billion, or 18.8%, of total assets at December 31, 2007, as compared to $4.9 billion, or 17.3%, of total assets, at December 31, 2006. While the current year-end balance was increased by our three business combinations and by purchases totaling $2.5 billion, the growth of the portfolio was largely offset by securities sales of $2.1 billion and repayments of $933.9 million over the course of the year. The cash flows generated through the sale of securities were primarily used to purchase higher-yielding government-sponsored enterprise (“GSE”) obligations (defined as GSE certificates, GSE collateralized mortgage obligations, and GSE debentures), and also were used to reduce our higher-cost funds. There are no subprime- or Alt-A- backed issues in our securities portfolio.

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

The investment policies of the Company and the Banks permit investments in “mortgage-related securities,” i.e., securities issued and backed by such GSEs as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), and collateralized mortgage obligations (“CMOs”); and “other securities,” consisting of GSE debentures, municipal bonds, corporate debt obligations, capital trust notes, and corporate equities.

Depending on management’s intent at the time of purchase, securities are classified as “available for sale” or as “held to maturity.” While available-for-sale securities are intended to generate earnings, they also represent a significant source of cash flows and liquidity for future loan production, the reduction of higher-cost funding, and general operating activities. Held-to-maturity securities also generate cash flows and serve as a source of earnings.

Our investment portfolio is primarily concentrated in GSE CMOs and GSE debentures. To a much lesser extent, our portfolio is also comprised of triple A-rated private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within policy requirements.

Substantially all of our securities have readily determinable market prices that are derived from third-party pricing services. In determining if and when a decline in market value below amortized cost is other than temporary, we consider the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and our intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other than temporary, an impairment loss is recognized in current-period operating results to the extent of the decline. Based upon our analysis of the investment portfolio at December 31, 2007, we determined that there was no decline in market value deemed to be other than temporary.

Securities expected to be held for an indefinite period of time are classified as available for sale. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. Available-for-sale securities represented $1.4 billion, or 24.0%, of total securities at December 31, 2007, and were down $559.5 million from the balance recorded at December 31, 2006. Included in the respective year-end amounts were mortgage-related securities of $973.3 million and $1.7 billion, and other securities of $407.9 million and $276.5 million, respectively.

In the third quarter of 2007, the Company sold $1.1 billion of available-for-sale securities at a pre-tax loss of $7.3 million. The securities had been written down in the second quarter of 2007, generating an other-than-temporary impairment loss on securities of $57.0 million that was recorded in non-interest income. Reflecting the sale of these securities, the after-tax net unrealized loss on securities available for sale equaled $7.6 million at December 31, 2007, a significant reduction from $42.8 million at December 31, 2006. The respective after-tax losses were recorded as a component of stockholders’ equity in the Consolidated Statements of Condition at December 31, 2007 and 2006. The sale of these securities also resulted in an increase in the estimated weighted average life of the available-for-sale securities portfolio, to 7.5 years at December 31, 2007 from 4.7 years at December 31, 2006.

Held-to-maturity securities represented $4.4 billion, or 76.0%, of total securities at December 31, 2007, signifying a year-over-year increase of $1.4 billion, or 46.1%. Mortgage-related securities accounted for $2.5 billion and $1.4 billion, respectively, of the year-end 2007 and 2006 totals, with other securities representing the remaining $1.9 billion and $1.6 billion, respectively. Included in the respective year-end amounts were GSE obligations of $1.5 billion and $1.2 billion; capital trust notes of $186.8 million and $273.7 million; and corporate bonds of $166.0 million and $156.2 million. The estimated weighted average lives of the held-to-maturity securities portfolio were 5.9 years and 6.0 years at the corresponding dates.

Bank-owned Life Insurance (“BOLI”)

At December 31, 2007, the Company had a $664.4 million investment in BOLI, as compared to $585.0 million at December 31, 2006. In addition to an increase in the cash surrender value of the underlying policies, the $79.4 million increase reflects $32.1 million of BOLI that was acquired in the PennFed transaction and $22.5 million of BOLI that was acquired in the transaction with Synergy.

BOLI is reported at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Please see the discussion of Emerging Issues Task Force (“EITF”) Issue Nos. 06-4 and 06-5 under “Impact of Recent Accounting Pronouncements” in Note 2, “Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data.”

Goodwill and Core Deposit Intangibles (“CDI”)

At December 31, 2007, we recorded goodwill of $2.4 billion, representing a $289.3 million increase from the balance recorded at December 31, 2006. The year-end 2007 amount includes the goodwill recorded in the PennFed, Doral, and Synergy transactions, which amounted to $189.5 million, $11.8 million, and $89.7 million, respectively.

The PennFed, Doral, and Synergy transactions also generated respective CDI of $20.9 million, $2.1 million, and $4.5 million, which are being amortized on an accelerated basis over a period of ten years, beginning in the quarters when the respective acquisitions occurred. CDI totaled $111.1 million at December 31, 2007, an increase of $4.7 million from the year-earlier balance, reflecting the CDI stemming from the transactions, net of twelve month’s amortization expense.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; funding raised through the issuance of debt instruments; capital raised through the issuance of stock; and repayments of, and income from, investment securities.

On a consolidated basis, the Company’s funding primarily stems from the cash flows generated through the repayment of loans and securities; the cash flows generated through the sale of loans and securities, typically in connection with our post-merger balance sheet repositioning; the deposits we acquire in our business combinations or gather through our branch network; and the use of borrowed funds, primarily in the form of wholesale borrowings.

In 2007, loan repayments totaled $6.9 billion, as compared to $3.5 billion in 2006. Included in the 2007 amount were loan sales of $1.5 billion, largely reflecting the sale of loans acquired in the PennFed transaction.

Securities also generated significant cash flows in 2007. Primarily reflecting the sale of mortgage-related securities in the third quarter, cash flows from securities sales totaled $2.1 billion in 2007, as compared to $1.2 billion in the prior year. Repayments of securities generated another $933.9 million in 2007, as compared to $795.6 million in 2006.

Deposits

As previously indicated, we are a leading depository in the New York metropolitan region, and have a significant share of deposits in Staten Island, Queens, and Nassau County, which have a total of 103 branches and 117 ATM locations, combined. In Essex County, our franchise grew from two to 15 branches as a result of our PennFed transaction and in Union County, the PennFed and Synergy transactions boosted our franchise from two branches to 14.

Largely reflecting the benefit of our PennFed, Doral, and Synergy transactions, deposits rose $538.3 million, or 4.3%, to $13.2 billion at December 31, 2007. Although the deposits acquired in these transactions far exceeded the amount of the year-over-year increase, deposit growth was tempered by a strategic run-off of higher-cost NOW and money market accounts and certificates of deposit (“CDs”), all of which included brokered deposits. In addition, the limited growth of deposits reflects the availability of more attractive wholesale funding sources at a time when several of our competitors were offering aggressive rates of interest on deposits, and when the significant liquidity resulting from the post-merger sale of assets enabled us to price our deposits more conservatively.

CDs represented $6.9 billion, or 52.5%, of total deposits at December 31, 2007, and were up $968.5 million, or 16.3%, from the year-earlier amount. The increase was primarily the result of our PennFed and Synergy transactions, which contributed $1.0 billion and $306.4 million of CDs at the respective acquisition dates. CDs in excess of $100,000 are accepted by both the Community Bank and the Commercial Bank, and typically feature preferential rates of interest. In addition, brokered deposits are utilized by both the Community and Commercial Banks.

Core deposits represented the remaining $6.2 billion, or 47.5%, of total deposits at December 31, 2007, a year-over-year reduction of $430.1 million. While NOW and money market accounts fell $700.2 million over the course of the year to $2.5 billion, the reduction was partly offset by a $120.0 million increase in savings accounts to $2.5 billion and a $150.1 million increase in non-interest-bearing deposits to $1.3 billion.

During the year, the cash flows from the sale of acquired assets were partly deployed into the reduction of higher-cost funding, including brokered deposits which we utilize from time to time to fund our loan production or to fulfill certain other liquidity needs. In view of the liquidity provided by our acquisitions, the cash flows produced through the post-merger sale of assets, and the attractiveness of alternative wholesale funding sources, we reduced our balance of brokered deposits by $353.3 million in 2007 to $590.5 million at December 31st. Included in the year-end 2007 balance of CDs were $587.5 million of brokered deposits, representing a year-over-year increase of $308.4 million. However, the year-end balance of NOW and money market accounts included $2.9 million of brokered deposits, signifying a $661.8 million reduction from the balance recorded at December 31, 2006.

Our ability to attract and retain deposits depends on various factors, including competition, industry consolidation, and the level of short-term interest rates. We vie for deposits and customers by placing an emphasis on convenience and service, with 179 Community Bank locations, 38 Commercial Bank locations, and 234 ATM locations, including 204 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service, and online through our three web sites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com.

In addition to 125 traditional branches, three customer service centers, and five “campus” locations, our Community Bank currently has 46 in-store branch offices. Our in-store branch network ranks among the largest supermarket banking franchises in the New York metropolitan region, and one of the largest in the Northeast. Because of their proximity to our traditional Community Bank branches, our in-store branches enable us to offer 70 to 80 hours of service a week in many of the communities we serve. This service model is a key component of our efforts to attract and maintain deposits in a highly competitive marketplace.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including insurance, annuities, and mutual funds of various third-party service providers. In addition, our practice of originating loans through a third-party mortgage originator enables us to offer our customers a multitude of one- to four-family mortgage loans.

As a result of these factors, as well as the benefit of our significant community involvement, the Community Bank is currently the second largest thrift depository in Nassau County, and the second largest in the New York City boroughs of Staten Island and Queens, with market shares of 40.0%, 39.3%, and 23.6%, respectively. As a result of our recent transactions in New Jersey, the Community Bank also enjoys a 25.3% share of thrift deposits in densely populated Essex County, and an 18.7% share of thrift deposits in Union County. (Market share information was provided by SNL Financial and is based on deposits held at June 30, 2007.)

In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, the Commercial Bank offers a variety of cash management products to address the needs of small and mid-size businesses, professional associations, and government institutions throughout our marketplace.

Borrowed Funds

In 2007, the pricing of deposits was driven upward by several competing institutions, making it desirable for us to seek alternative, lower-cost sources of funds. Rather than raise the rates on our NOW and money market accounts and CDs in order to maintain or attract such deposits, we opted to engage in a strategic reduction of such higher-cost retail funding, and, at the same time, to increase our use of wholesale borrowings at a time when they featured more attractive rates.

Accordingly, the balance of wholesale borrowings rose to $12.2 billion at December 31, 2007 from $11.1 billion at December 31, 2006. Although the increase in wholesale borrowings also reflected funds acquired in our three business combinations, the increase was partly tempered by the prepayment of higher-cost wholesale borrowings totaling $330.3 million with some of the cash flows produced through the sale of PennFed’s one- to four-family and home equity loans in the second quarter of the year.

FHLB-NY advances represented $7.8 billion of wholesale borrowings at December 31, 2007, and were up $541.7 million from the balance recorded at December 31, 2006. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to a blanket collateral agreement, our FHLB-NY advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, including loans, securities, and equity shares in certain of our subsidiaries.

Also included in wholesale borrowings at the end of last year were repurchase agreements of $4.4 billion, representing a $643.6 million increase from the balance at December 31, 2006. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or with certain brokerage firms. The brokerage firms we utilize are subject to an ongoing financial review, which is performed internally, to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use.

A significant portion of our wholesale borrowings at year-end 2007 consisted of callable advances and callable repurchase agreements that primarily featured a ten-year maturity and had various non-call provisions. At December 31, 2007, $8.1 billion of our wholesale borrowings were callable in 2008; $2.9 billion and $500.0 million were callable in 2009 and 2010, respectively.

We also had borrowed funds in the form of junior subordinated debentures at December 31, 2007.  Reflecting certain trust preferred securities that were acquired in the PennFed transaction, the balance of such debentures rose $29.2 million year-over-year to $484.8 million at that date. Also included in the year-end 2007 amount were certain floating rate junior subordinated debentures that were issued on April 16, 2007 and that featured a floating annual interest rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.65%. The new issue was used to fund the early redemption of certain trust preferred securities that had been issued by our wholly-owned subsidiaries, Haven Capital Trust I and Roslyn Preferred Trust I, respectively. The Haven Capital Trust I securities had featured a fixed annual interest rate of 10.46%, while the Roslyn Preferred Trust I securities had featured a floating annual interest rate equal to the six-month LIBOR plus 3.60%. Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of these borrowed funds.

The growth of wholesale borrowings and junior subordinated debentures in 2007 was tempered by a $116.8 million reduction in other borrowings to $237.2 million, primarily reflecting the maturity of senior debt acquired in our 2003 merger with Roslyn Bancorp, Inc. that totaled $115.0 million. Included in the balance of other borrowings at year-end 2007 were senior debt of $75.2 million and preferred stock in bank subsidiaries of $162.0 million.

Liquidity, Contractual Obligations and Off-balance-sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by erratic loan and deposit demand.

As discussed under “Sources of Funds,” the loans we produce are funded through four primary sources: (1) cash flows from the repayment of loans and securities; (2) cash flows from the sale of loans and securities, typically in connection with the post-merger repositioning of our balance sheet; (3) the deposits we acquire in connection with our acquisitions and those we gather organically through our branch network; and (4) borrowed funds, primarily in the form of wholesale borrowings.

While borrowed funds and the scheduled amortization of securities and loans are generally more predictable funding sources, deposit flows and loan and securities repayments are less predictable in nature, as they are subject to external factors beyond our control. Among these are changes in the economy and local real estate values, competition from other financial institutions and non-traditional financial services companies; and changes in short- and intermediate-term interest rates. Depending on the volume and cost of deposits acquired in our business combinations, we may opt not to compete aggressively for deposits, and may also allow our higher-cost deposits to run off.

Our principal investing activity is multi-family lending, which is supplemented by the production of commercial real estate and, to a lesser extent, construction and C&I loans. In 2007, loan originations totaled $4.9 billion, including multi-family loans and commercial real estate loans of $2.5 billion and $695.3 million, respectively. As previously mentioned, the growth of our loan portfolio in the last year was funded with the cash flows from loan sales and repayments, and by the sale and repayment of securities. As a result, the net cash provided by investing activities in 2007 totaled $2.0 billion.

In 2007, the net cash used in financing activities totaled $2.2 billion, primarily reflecting a $2.0 billion net decrease in cash flows from deposits and the use of $310.2 million for the payment of cash dividends. Our investing and financing activities were supported by the net cash provided by our operating activities, which totaled $296.2 million in 2007.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $335.7 million at December 31, 2007, exceeding the year-earlier amount by $105.0 million, or 45.5%. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $1.4 billion at the end of December, and from the Banks’ approved lines of credit with the FHLB-NY.

CDs due to mature in one year or less from December 31, 2007 totaled $6.0 billion, representing 86.7% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. As previously mentioned, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

In 2007, the primary sources of funds for the Company on an unconsolidated basis (i.e., the “Parent Company”) included dividend payments from the Banks and sales and repayments of investment securities. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the New York State Superintendent of Banks (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulation.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2007, the Banks paid dividends totaling $200.0 million to the Parent Company, leaving $133.0 million that they could dividend to the Parent Company without regulatory approval at December 31st. In addition, the Company had $104.4 million in cash and cash equivalents at year-end 2007, together with $46.8 million of available-for-sale securities. Were either of the Banks to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, no assurances could be made that such an application would be approved by the regulatory authorities.

Contractual Obligations and Off-balance-sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

To fund the growth of our loan portfolio, we offer CDs to our customers under contract, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Financial Condition under “deposits” and “borrowed funds,” respectively. At December 31, 2007, we recorded CDs of $6.9 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $12.9 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $154.2 million at December 31, 2007.

The following table sets forth the maturity profile of the aforementioned contractual obligations:

Contractual Obligations

(in thousands)	Certificates of Deposit	Long-term Debt(1)	Operating Leases	Total
Under one year	$5,992,111	$253,064	$21,739	$6,266,914
One to three years	665,440	660,476	40,016	1,365,932
Three to five years	168,935	1,078,306	33,609	1,280,850
More than five years	86,550	10,923,826	58,800	11,069,176

Total	$6,913,036	$12,915,672	$154,164	$19,982,872

(1)	Includes FHLB-NY advances, repurchase agreements, junior subordinated debentures, preferred stock of subsidiaries, and senior debt.

We had no contractual obligations to purchase loans or securities at December 31, 2007.

At December 31, 2007, we had significant commitments to extend credit in the form of mortgage and other loan originations. These off-balance-sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Commitments to originate mortgage loans amounted to $772.7 million at December 31, 2007, with commitments to originate other loans amounting to $449.9 million, including unadvanced lines of credit. The majority of our loan commitments were expected to be funded within 90 days of that date.

In addition, we had off-balance-sheet commitments to issue commercial, performance, and financial stand-by letters of credit of $28.3 million, $14.6 million, and $30.9 million, respectively, at December 31, 2007.

Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority of the transactions we execute are used to settle payments in international trade. Typically, such letters of credit require presentation of documents which describe the commercial transaction, and provide evidence of shipment, and the transfer of title.

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

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2007:

(in thousands)
Mortgage Loan Commitments:
Multi-family loans	$360,288
Commercial real estate loans	52,320
Construction loans	360,110

Total mortgage loan commitments	772,718
Other loan commitments	449,917

Total loan commitments	$1,222,635
Commercial, performance, and financial stand-by letters of credit	73,800

Total commitments	$1,296,435

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Capital Position

We manage our capital to enhance shareholder value and to enable management to act opportunistically in a changing marketplace. In 2007, we fulfilled the first of these objectives by distributing $310.2 million of cash dividends to our shareholders, reflecting the declaration of four quarterly cash dividends of $0.25 per share. We also capitalized on the opportunity to grow our franchise, and our value, with the acquisitions of PennFed, Doral, and Synergy. While the acquisition of Doral’s branch network in New York City was an all-cash transaction, PennFed and Synergy were acquired with shares of Company stock. In connection with these transactions, we issued a total of 24,654,781 shares in 2007.

Stockholders’ equity totaled $4.2 billion at December 31, 2007, signifying a 13.3% increase from $3.7 billion at December 31, 2006. The respective year-end amounts were equivalent to 13.68% and 12.95% of total assets, and book values of $12.95 and $12.56 per common share based on 322,834,839 and 293,890,372 shares, respectively.

We calculate book value per share by subtracting the number of unallocated ESOP shares at the end of a period from the number of shares outstanding at the same date, and then divide our total stockholders’ equity by the resultant number of shares. Primarily reflecting the issuance of shares to effect the transactions with PennFed and Synergy, the number of shares outstanding rose to 323,812,639 at December 31, 2007 from 295,350,936 at December 31, 2006. Included in the respective year-end amounts were unallocated ESOP shares of 977,800 and 1,460,564. (Please see the definition of book value per share that appears in the Glossary on page 3 of this report.)

The balance of stockholders’ equity was also impacted by our recognition of the funded status of our pension and other post-retirement benefit plans, which represented $6.5 million of our accumulated other comprehensive loss at December 31, 2007, a $9.4 million reduction from the year-earlier amount. In addition, the balance of stockholders’ equity was reduced by share repurchases totaling $168,000 in 2007, as compared to $2.4 million in 2006.

As discussed in greater detail on page 73 of this report, we calculate our tangible stockholders’ equity by subtracting the goodwill and CDI stemming from our various business combinations at the end of December from the balance of stockholders’ equity at the same date. At December 31, 2007, we recorded goodwill of $2.4 billion and CDI of $111.1 million; the respective amounts were $2.1 billion and $106.4 million at year-end 2006. Accordingly, our tangible stockholders’ equity equaled $1.6 billion at December 31, 2007, signifying a $198.4 million increase from the year-earlier amount. The increase in tangible stockholders’ equity was largely attributable to the year-over-year increase in earnings and to the acquisition-driven increase in the number of shares outstanding, which more than offset the funds expended for the cash dividend.

Tangible stockholders’ equity represented 5.83% of tangible assets at December 31, 2007, reflecting a 36-basis point increase from the measure recorded at December 31, 2006. Excluding net unrealized losses on securities of $14.8 million and $52.1 million from the respective totals, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets equaled 5.88% and 5.66% at the respective year-ends. (Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity and the related measures on page 73.)

Consistent with our focus on capital strength and preservation, the level of stockholders’ equity at December 31, 2007 continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios at December 31, 2007 and 2006, and the respective minimum regulatory requirements on a consolidated basis:

Regulatory Capital Analysis

At December 31, 2007	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$2,414,558	12.58%	8.00%
Tier 1 risk-based capital	2,321,764	12.10	4.00
Leverage capital	2,321,764	8.32	4.00

At December 31, 2006	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$2,247,054	12.31%	8.00%
Tier 1 risk-based capital	2,146,665	11.76	4.00
Leverage capital	2,146,665	8.14	4.00

On March 1, 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue, on a limited basis, the inclusion of trust preferred securities in Tier 1 capital. Under this rule, trust preferred securities and other elements of restricted core capital are subject to stricter quantitative limits. It is currently management’s expectation that our regulatory capital ratios will continue to exceed the minimum levels required, despite the stricter quantitative limits applied under the final rule, which will become effective on March 31, 2009.

The capital strength of the Company is paralleled by the solid capital position of the Banks. At December 31, 2007, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as a “well capitalized” institution under the Federal Deposit Insurance Corporation Improvement Act of 1991, as further discussed in Note 16 to the Consolidated Financial Statements, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2007 and 2006 COMPARISON

Earnings Summary

In 2007, we recorded earnings of $279.1 million, signifying a $46.5 million, or 20.0%, increase from the year-earlier level and a $0.09, or 11.1%, increase in diluted earnings per share to $0.90. Our basic earnings per share also equaled $0.90 in 2007, signifying a year-over-year increase of $0.08, or 9.8%.

Several factors contributed to the year-over-year increase in our 2007 net income. Net interest income rose $55.0 million, or 9.8%, to $616.5 million, partly reflecting a $28.1 million, or 95.2%, increase in prepayment penalty income primarily derived from multi-family and commercial real estate loans. The latter increase contributed to a 36-basis point rise in the average yield on our interest-earning assets, which grew $1.2 billion year-over-year to $25.9 billion, and an 11-basis point increase in our net interest margin to 2.38%. We also realized an $8.9 million, or 9.5%, increase in revenues from fee income, BOLI income, and other income to $103.1 million, which combined with the increase in net interest income to offset a $23.7 million increase in non-interest expense to $325.5 million. Largely reflecting our acquisition-driven expansion, operating expenses rose $43.2 million to $299.6 million, and CDI amortization rose $4.9 million to $22.8 million. The growth of our earnings was also tempered by a $6.9 million increase in income tax expense to $123.0 million, the net effect of a $53.4 million rise in pre-tax income and a reduction in the effective tax rate to 30.6%.

Also reflected in our 2007 earnings were the following after-tax gains and charges:

•	A $44.8 million gain on the sale of our Atlantic Bank headquarters in Manhattan;

•	A $2.6 million benefit from certain tax audit developments;

•	A $1.2 million net gain on the sale of securities;

•	A $38.7 million loss on the other-than-temporary impairment of securities in connection with the post-PennFed repositioning of our balance sheet;

•	A $2.2 million charge for the prepayment of wholesale borrowings in connection with the repositioning of our balance sheet following the acquisition of PennFed;

•	A $2.1 million charge for the merger-related allocation of ESOP shares in connection with our PennFed and Synergy transactions;

•	A $1.2 million loss on debt redemption, in connection with the early redemption of certain trust preferred securities; and

•	A $650,000 charge relating to our membership interest in Visa U.S.A.

The net effect of these gains and charges was a $3.8 million contribution to our 2007 net income, and a $0.01 per share contribution to our 2007 basic and diluted earnings per share.

Our 2007 earnings also reflect the nine-month benefit of the PennFed transaction, the five-month benefit of the Doral transaction, and the three-month benefit of the transaction with Synergy.

While our 2006 earnings reflect the eight-month benefit of our acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 2nd, the following after-tax charges reduced our earnings by $31.0 million, and our basic and diluted earnings per share by $0.11:

•

Charges of $18.0 million for the prepayment of wholesale borrowings and $769,000 for the termination of our interest rate swap agreements, which were recorded in connection with the repositioning of our balance sheet following the acquisition of Atlantic Bank;

•	A $5.4 million charge for the merger-related allocation of ESOP shares in connection with our acquisition of Atlantic Bank;

•	A $3.6 million loss on the mark-to-market of certain interest rate swaps;

•	A $2.0 million charge recorded in connection with the retirements of our chairman and senior lending consultant; and

•	A $1.2 million loss on debt redemption, in connection with the early redemption of certain trust preferred securities.

Net Interest Income

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow from one another), as it deems necessary. In the first six months of 2006, the FOMC raised the federal funds rate to 5.25%, where it remained until September 18, 2007. From that date through the end of the year, the FOMC reduced the federal funds rate to 4.25%. In January 2008, the FOMC reduced the federal funds rate to its current level of 3.00%.

While our cost of funds is influenced by the FOMC’s actions, the yields generated by our loans and other interest-earning assets are typically driven by intermediate-term interest rates, which are set by the market and generally vary from day to day. In 2006, the increase in intermediate-term rates failed to keep pace with the increase in short-term rates of interest. Reflecting the disparity between the movements in short- and intermediate-term interest rates over the twelve-month period, the yield curve continued to invert during 2006. In 2007, the yield curve moved from inverted to flat midway through the year and then began to grow steeper as short-term rates began to decline at a faster pace than long-term interest rates.

In 2007, the level of net interest income we recorded benefited significantly from the level of prepayment penalty income we received, especially in the first nine months of the year. Reflecting an increase in property sales and refinancing activity during that time, prepayment penalty income rose $28.1 million, or 95.2%, to $57.6 million in the twelve months ended December 31, 2007 from the level recorded in the twelve months ended December 31, 2006. Because prepayment penalty income is recorded as interest income, the increase contributed to a rise in the average yields on our loans and interest-earning assets and, ultimately, to the expansion of our net interest income and net interest margin.

Our net interest income also reflects the benefit of our three bank transactions, which contributed to the growth of our interest-earning assets and, in the case of the PennFed acquisition, provided us with an opportunity to reposition our balance sheet. The cash flows produced through the sale of PennFed’s loans in the second quarter were deployed into higher-yielding assets over the course of the year. On the liability side of the balance sheet, the transactions provided us with an infusion of deposits, enabling us to run off some of our higher-cost funding, which further contributed to the growth of our net interest income and net interest margin.

Another step taken during the year to enhance our net interest income and margin was the redemption of certain trust preferred securities bearing higher rates of interest, and the funding of these redemptions through the issuance of trust preferred securities featuring lower interest rates.

Reflecting these factors, we recorded net interest income of $616.5 million in 2007, representing a $55.0 million, or 9.8%, increase from the level recorded in 2006. Although interest expense rose $103.1 million year-over-year to $950.2 million, the increase was exceeded by a $158.0 million rise in interest income to $1.6 billion during the same time.

Interest Income

The 11.2% increase in interest income was driven by a $1.2 billion rise in the average balance of interest-earning assets to $25.9 billion and a 36-basis point increase in the average yield to 6.05%. Loans generated $1.2 billion of the interest income recorded during the year, a $98.9 million increase from the level recorded in the twelve months ended December 31, 2006. The latter increase was the result of a $542.8 million rise in the average balance of loans to $19.4 billion and a 35-basis point rise in the average yield to 6.27%. In addition to the aforementioned increase in prepayment penalty income, the higher average yield reflects the replenishment of the loan portfolio with higher-yielding credits over the course of the year.

Securities accounted for $319.6 million of the interest income recorded in 2007, the result of a $42.6 million increase in the average balance to $5.9 billion and a 48-basis point increase in the average yield, to 5.44%. During the year, the Company sold securities totaling $2.1 billion and utilized a portion of the cash flows generated to invest in GSE obligations that featured higher yields than the securities they replaced.

To a lesser extent, the rise in interest income stemmed from a $28.6 million increase in the interest income produced by money market investments, the result of a $566.8 million increase in the average balance of such assets, to $594.5 million, and a 50-basis point increase in the average yield to 5.02%. During the year, our liquidity was enhanced by the cash flows from the sale of acquired assets, a portion of which was placed in money market investments pending reinvestment into higher-yielding securities and loans.

Interest Expense

The 12.2% increase in interest expense was the result of a $1.1 billion increase in the average balance of interest-bearing liabilities to $24.3 billion and a 27-basis point increase in the average cost of funds to 3.92%. Interest-bearing deposits produced interest expense of $425.8 million in 2007, reflecting a year-over-year increase of $42.5 million, as the average balance rose to $12.3 billion and the average cost rose 30 basis points to 3.47%. CDs accounted for the bulk of the rise in deposit-driven interest expense, generating 2007 interest expense of $307.8 million, a year-over-year increase of $58.5 million. The latter increase was the result of a $743.3 million rise in the average balance of CDs to $6.7 billion, and a 41-basis point rise in the average cost of such funds to 4.61%.

The interest expense produced by savings accounts also rose in 2007, to $27.6 million, from $17.9 million in 2006. The increase stemmed from a $36.6 million rise in the average balance of such funds to $2.5 billion and a 37-basis point rise in the average cost to 1.09%. The increase in interest expense was partly offset by a $25.7 million reduction in the interest expense produced by NOW and money market accounts to $90.3 million, as the average balance of such funds declined by $593.8 million and the average cost declined 21 basis points to 3.09%. The higher average balances of CDs and savings accounts were largely attributable to our three bank transactions, while the reduction in NOW and money market accounts reflects our efforts to reduce our higher-cost funds over the course of the year.

Non-interest-bearing deposits averaged $1.2 billion in 2007, and were up $82.2 million from the average balance in 2006.

Interest Rate Spread and Net Interest Margin

The same factors that contributed to the growth of our net interest income in 2007 contributed to the expansion of our interest rate spread and net interest margin over the course of the year. At 2.13%, our spread was nine basis points higher than the year-earlier measure; at 2.38%, our margin was up 11 basis points year-over-year.

It should be noted that the level of prepayment penalty income in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on current market conditions, including real estate values, the perceived or actual direction of market interest rates, and the contractual repricing and maturity dates of our multi-family and commercial real estate loans. Accordingly, the level of prepayment penalty income is unpredictable in nature. While the amount of prepayment penalty income received in 2007 significantly exceeded the amount received in 2006, the level received in 2008 may or may not differ significantly from the levels received in either of these years.

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

	For the Years Ended December 31,
	2007			2006			2005
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$19,425,469	$1,217,348	6.27%	$18,882,661	$1,118,467	5.92%	$15,183,973	$857,537	5.65%
Securities(2)(3)	5,873,649	319,566	5.44	5,831,048	288,979	4.96	6,487,566	320,777	4.94
Money market investments	594,533	29,831	5.02	27,740	1,254	4.52	25,620	704	2.75

Total interest-earning assets	25,893,651	1,566,745	6.05	24,741,449	1,408,700	5.69	21,697,159	1,179,018	5.43
Non-interest-earning assets	3,754,921			3,371,195			3,200,970

Total assets	$29,648,572			$28,112,644			$24,898,129

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$2,925,648	$90,346	3.09%	$3,519,471	$116,055	3.30%	$3,376,893	$73,052	2.16%
Savings accounts	2,530,191	27,588	1.09	2,493,592	17,856	0.72	2,637,639	13,349	0.51
Certificates of deposit	6,683,162	307,764	4.61	5,939,897	249,286	4.20	4,250,386	116,173	2.73
Mortgagors’ escrow	130,035	126	0.10	128,591	176	0.14	108,971	249	0.23

Total interest-bearing deposits	12,269,036	425,824	3.47	12,081,551	383,373	3.17	10,373,889	202,823	1.96
Borrowed funds	11,991,559	524,391	4.37	11,126,640	463,761	4.17	10,292,641	380,828	3.70

Total interest-bearing liabilities	24,260,595	950,215	3.92	23,208,191	847,134	3.65	20,666,530	583,651	2.82
Non-interest-bearing deposits	1,192,683			1,110,486			738,075
Other liabilities	279,352			251,596			300,130

Total liabilities	25,732,630			24,570,273			21,704,735
Stockholders’ equity	3,915,942			3,542,371			3,193,394

Total liabilities and stockholders’ equity	$29,648,572			$28,112,644			$24,898,129

Net interest income/interest rate spread		$616,530	2.13%		$561,566	2.04%		$595,367	2.61%

Net interest-earning assets/net interest margin	$1,633,056		2.38%	$1,533,258		2.27%	$1,030,629		2.74%

Ratio of interest-earning assets to interest-bearing liabilities			1.07 x			1.07 x			1.05 x

(1)	Amounts are net of net deferred loan origination costs / (fees) and the allowance for loan losses and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$32,770	$66,111	$98,881	$217,707	$43,223	$260,930
Securities	2,126	28,461	30,587	(32,840)	1,042	(31,798)
Money market investments	28,424	153	28,577	63	487	550

Total	63,320	94,725	158,045	184,930	44,752	229,682

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	(18,678)	(7,031)	(25,709)	3,192	39,811	43,003
Savings accounts	266	9,466	9,732	(704)	5,211	4,507
Certificates of deposit	32,901	25,577	58,478	56,603	76,510	133,113
Borrowed funds	37,136	23,494	60,630	32,382	50,551	82,933
Mortgagors’ escrow	2	(52)	(50)	58	(131)	(73)

Total	51,627	51,454	103,081	91,531	171,952	263,483

Change in net interest income	$11,693	$43,271	$54,964	$93,399	$(127,200)	$(33,801)

Provision for Loan Losses

The provision for loan losses is based on management’s assessment of the adequacy of the loan loss allowance. This assessment is made periodically and considers several factors, including the current and historic performance of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs; local economic conditions; the direction of real estate values; and current trends in regulatory supervision.

The quality of our loan portfolio was consistently solid over the course of 2007. Non-performing loans represented 0.11% of total loans at December 31, 2007, the same as the year-earlier measure, and non-performing assets represented 0.07% of total assets, reflecting a year-over-year improvement of one basis point. In addition, the allowance for loan losses rose $7.4 million to $92.8 million at December 31, 2007, as the transaction-related additions to our loan loss allowance exceeded the modest level of loans we charged off. In 2007 and 2006, charge-offs totaled $431,000 and $420,000, each representing 0.002% of average loans.

In view of these facts, and others considered in management’s assessment, no provision for loan losses was recorded during the twelve months ended December 31, 2007; similarly, no provision for loan losses was recorded in 2006.

Please see “Critical Accounting Policies” and “Asset Quality” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, and the quality of our loan portfolio.

Non-interest Income

The non-interest income we produce stems from several sources, including “fee income” in the form of retail deposit fees and charges on loans; income from our investment in BOLI; and “other income” derived from such varied sources as the sale of third-party investment products; the sale of one- to four-family loans on a conduit basis; and revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”).

In 2007, these ongoing sources of non-interest income reflected an improvement from the levels recorded in 2006. Fee income rose $3.5 million, or 9.1%, to $42.2 million, largely reflecting the acquisition-driven increase in depository accounts. We also realized a $2.5 million, or 10.6%, increase in BOLI income, the result of an increase in the underlying cash value of our investment, and the addition of $54.6 million in BOLI through the acquisitions of PennFed and Synergy. Other income rose 9.1% during this time, to $34.8 million, as an expected decline in joint venture income was exceeded by increased revenues from the sale of third-party investment products and revenues produced by PBC.

While these ongoing revenue sources contributed to an increase in non-interest income in 2007, certain other factors had a more significant impact. Most notably, the sale of our Atlantic Bank headquarters in Manhattan generated a pre-tax gain of $64.9 million; we also recorded net gains on the sale of securities of $1.9 million during the year. These contributing factors were largely offset by a $57.0 million pre-tax loss on the other-than-temporary impairment of securities, recorded in the second quarter, in anticipation of selling those securities in the third quarter of the year, as previously discussed. The level of non-interest income also reflects a $1.8 million pre-tax loss on debt redemption, in connection with the early redemption of certain trust preferred securities.

In 2006, the level of non-interest income was reduced by a $313,000 loss on the other-than-temporary impairment of securities; a $1.9 million loss on debt redemption; and a $6.1 million loss on the mark-to-market of interest rate swaps. These negative factors were only partly offset by net gains on the sale of securities of $3.0 million.

Reflecting the year-over-year increase in fee income, BOLI income, and other income, and the impact of the additional factors cited above, we recorded non-interest income of $111.1 million in 2007, signifying a 24.8% increase from $89.0 million in 2006.

The following table summarizes our sources of non-interest income in 2007, 2006, and 2005, and the year-over-year changes in 2007 and 2006:

Non-interest Income Analysis

(dollars in thousands)	For the Year Ended Dec. 31, 2007	% Change 2006 to 2007	For the Year Ended Dec. 31, 2006	% Change 2005 to 2006	For the Year Ended Dec. 31, 2005
Fee income	$42,170	9.07%	$38,662	18.54%	$32,614
BOLI	26,142	10.64	23,627	4.84	22,536
Net gain on sale of securities	1,888	(37.75)	3,033	1.13	2,999
Loss on debt redemption	(1,848)	0.59	(1,859)	—	—
Loss on mark-to-market of interest rate swaps	—	100.00	(6,071)	—	—
Loss on other-than-temporary impairment of securities	(56,958)	N/A	(313)	—	—
Gain on sale of bank-owned properties	64,879	—	—	(100.00)	6,040
Other income:
Peter B. Cannell	14,905	9.75	13,581	22.41	11,095
Third-party product sales	9,539	32.49	7,200	(10.07)	8,006
Gain on sale of 1-4 family and other loans	705	1.73	693	(80.40)	3,536
Joint venture income	2	(99.94)	3,506	(1.13)	3,546
Other	9,668	39.49	6,931	(5.43)	7,329

Total other income	34,819	9.11	31,911	(4.78)	33,512

Total non-interest income	$111,092	24.84%	$88,990	(8.92)%	$97,701

Non-interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

Largely reflecting our acquisition-driven expansion, operating expenses rose $43.2 million year-over-year to $299.6 million, the result of a $20.5 million increase in compensation and benefits expense to $159.2 million; an $11.8 million increase in occupancy and equipment expense to $68.5 million; and a $10.9 million increase in G&A expense to $71.8 million.

In addition to the acquisition-driven growth of our branch and back-office staffs, the rise in compensation and benefits expense reflects normal salary increases and expenses recorded in connection with certain stock incentive awards. The increase in 2007 compensation and benefits expense was partly offset by a year-over-year reduction in the merger-related charge stemming from the allocation of ESOP shares in connection with our bank acquisitions, to $2.2 million from $5.7 million in 2006.

The increase in occupancy and equipment expense stemmed from the addition of 56 locations to our branch network, which was only nominally offset by the sale of two in-store branches in Westchester County and the closure of two traditional branches on Long Island during the year. The increase in G&A expense stemmed from a variety of sources, including acquisition-related professional fees and marketing costs.

Also included in 2007 G&A expense was a $1.0 million Visa litigation charge relating to our membership interest in Visa U.S.A., a Visa, Inc. subsidiary. In October 2007, Visa completed a reorganization in contemplation of its initial public offering, which is expected to occur in 2008. As part of that reorganization, the Community Bank and the former Synergy Bank, along with many other banks across the nation, received shares of common stock of Visa, Inc. In accordance with U.S. generally accepted accounting principles (“GAAP”), we have not yet recognized any value for our common stock ownership interest in Visa, Inc.

Visa claims that all of the Visa U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa is expected to set aside a portion of the proceeds from its initial public offering in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and plans to reduce the amount of shares to be allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa member banks were required to record a liability for the fair value of their related contingent obligation to Visa, based on the percentage of their membership interest. The Visa litigation charge was established based on our best estimate of the combined membership interests of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved.

Reflecting the CDI acquired in connection with our PennFed, Doral, and Synergy transactions, the amortization of CDI rose to $22.8 million in 2007 from $17.9 million in 2006. As previously discussed, the CDI stemming from each of these transactions is being amortized on an accelerated basis over a period of ten years.

In addition to these ongoing expense items, the level of non-interest expense recorded in 2007 was increased by a $3.2 million charge for the prepayment of wholesale borrowings. In 2006, the prepayment of wholesale borrowings generated a charge of $26.5 million; in addition, we recorded a $1.1 million charge for the termination of certain interest rate swaps in non-interest expense during that year.

As a result of these charges, and the year-over-year increases in operating expenses and CDI amortization, non-interest expense rose 7.8% year-over-year to $325.5 million in 2007 from $301.8 million in 2006.

The following table summarizes the components of non-interest expense in 2007, 2006, and 2005, and the year-over-year changes in 2007 and 2006:

Non-interest Expense Analysis

(dollars in thousands)	For the Year Ended Dec. 31, 2007	% Change 2006 to 2007	For the Year Ended Dec. 31, 2006	% Change 2005 to 2006	For the Year Ended Dec. 31, 2005
Operating Expenses:
Compensation and benefits	$159,217	14.79%	$138,705	0.43%	$138,114
Occupancy and equipment	68,543	20.81	56,735	27.84	44,380
General and administrative	71,815	17.88	60,922	12.55	54,127

Total operating expenses	299,575	16.86	256,362	8.34	236,621
Prepayment of wholesale borrowings	3,190	(87.95)	26,477	—	—
Termination of interest rate swaps	—	(100.00)	1,132	—	—
Amortization of core deposit intangibles	22,758	27.35	17,871	52.31	11,733

Total non-interest expense	$325,523	7.84%	$301,842	21.54%	$248,354

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions. Income tax expense totaled $123.0 million in 2007, $6.9 million higher than the year-earlier amount. Although pre-tax income rose $53.4 million year-over-year, to $402.1 million, the increase was partly tempered by a reduction in the effective tax rate to 30.6% from 33.3% during this time.

The higher effective tax rate in 2006 was, in part, attributable to the non-deductibility of the merger-related charge that was recorded for the allocation of ESOP shares in connection with the acquisition of Atlantic Bank in April of that year. While a merger-related charge was also incurred in connection with our PennFed and Synergy acquisitions in 2007, the amount of the pre-tax charge in 2006 exceeded the 2007 amount by $3.5 million, as previously discussed under “non-interest expense.” In addition, our 2006 income tax expense included the establishment of certain deferred tax valuation allowances.

As a result of developments and settlements of IRS and New York tax audits, the Company adjusted its reserve for unrecognized tax benefits and related interest accrual in 2007. These tax adjustments had an immaterial impact on the Company’s income tax expense for the year.

In January 2008, the Governor of the State of New York released a budget proposal that included a proposal to subject to current tax the income earned by a REIT subsidiary controlled directly or indirectly by a banking corporation, even in situations where the REIT subsidiary is not otherwise doing business in New York or where the dividends are distributed by the REIT subsidiary to an affiliate that is not doing business in New York. This new law would replace the 2007 laws enacted to modify the tax treatment of income earned by a New York banking corporation from its ownership of a controlled REIT subsidiary. If this proposal is enacted as presented, it is expected to have an immaterial impact on our 2008 income tax expense. However, since the budget proposal contains a phase-out of certain tax benefits, there could be a greater impact on our income tax expense in future years (assuming no other changes to our tax attributes or structure). We will continue to evaluate the impact of the budget proposal and to monitor any changes to the proposed language.

Please see Note 9 to the Consolidated Financial Statements, “Federal, State, and Local Taxes,” within Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s income tax expense.

RESULTS OF OPERATIONS: 2006 AND 2005 COMPARISON

Earnings Summary

In 2006, we recorded earnings of $232.6 million, or $0.81 per diluted share, as compared to $292.1 million, or $1.11 per diluted share, in 2005. While the year-over-year reduction was partly attributable to the adverse impact of the inverted yield curve on the level of net interest income, it also reflected the after-tax charges that were recorded in non-interest income and non-interest expense, as previously described on page 61 of this report. Collectively, these after-tax charges reduced our 2006 earnings by $31.0 million, or $0.11 per diluted share.

By comparison, our 2005 earnings were reduced by an after-tax charge of $34.0 million, or $0.13 per diluted share, recorded in the fourth quarter, for the merger-related allocation of ESOP shares in connection with the acquisition of Long Island Financial Corp. (“Long Island Financial”).

Our 2006 earnings also reflect the twelve-month benefit of the Long Island Financial acquisition and the eight-month benefit of the acquisition of Atlantic Bank.

Net Interest Income

In the first six months of 2006, the FOMC raised the federal funds rate four times in 25-basis point increments to 5.25% and maintained the rate at that level for the remainder of the year. By comparison, the federal funds rate rose eight times in 2005, in 25-basis point increments, from 2.25% to 4.25%. Furthermore, in 2006, the increase in intermediate-term rates failed to keep pace with the increase in short-term rates of interest. As a result of the disparity between the movements in short- and intermediate-term interest rates over the twelve-month period, the yield curve continued to invert during 2006.

As a result of the inversion, our net interest income declined $33.8 million in 2006 to $561.6 million, the net effect of a $229.7 million rise in interest income and a $263.5 million rise in interest expense. The decline in 2006 net interest income also reflected a $3.5 million decline in prepayment penalties to $29.5 million and the mark-to-market adjustments on the interest-earning assets and interest-bearing liabilities acquired in our various business combinations.

The negative impact of the inverted yield curve in 2006 was partly offset by the twelve-month benefit of the Long Island Financial transaction and the eight-month benefit of the acquisition of Atlantic Bank. As a result of these transactions, we increased the concentration of lower-cost and non-interest-bearing deposits within our mix of funding sources, and utilized the cash flows from the sale of acquired assets to reduce our balance of higher-cost wholesale funds. While the transactions also contributed to the growth of interest-earning assets, the increase was primarily fueled by organic loan production, with $5.0 billion of loans produced over the course of 2006.

Interest Income

Interest income rose 19.5% in 2006, to $1.4 billion, driven by a $3.0 billion, or 14.0%, increase in the average balance of interest-earning assets to $24.7 billion and a 26-basis point increase in the average yield on such assets to 5.69%. The growth of the loan portfolio accounted for most of the increase in the average balance, while the higher yield was largely due to the replenishment of the loan portfolio with higher-yielding credits, reflecting a rise in intermediate-term interest rates.

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

Interest Expense

Interest expense rose 45.1% in 2006, to $847.1 million, reflecting a $2.5 billion, or 12.3%, rise in the average balance of interest-bearing liabilities to $23.2 billion and an 83-basis point rise in the average cost of funds to 3.65%. The higher balance was primarily due to our increased use of borrowed funds over the twelve-month period, the growing popularity of CDs as short-term interest rates increased, and the deposits acquired in the acquisition of Atlantic Bank. The higher cost reflected the increase in short-term rates of interest, which was triggered by the 100-basis point rise in the federal funds rate in the first six months of the year.

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

Interest Rate Spread and Net Interest Margin

The same factors that contributed to the year-over-year decline in our 2006 net interest income contributed to a reduction in our interest rate spread and net interest margin. At 2.04%, our interest rate spread was 57 basis points narrower than the 2005 measure, and at 2.27%, our net interest margin was down 47 basis points year-over-year.

Provision for Loan Losses

Reflecting management’s assessment of the adequacy of the loan loss allowance, no provision for loan losses was recorded during the twelve months ended December 31, 2006 or 2005. The ratio of non-performing loans to total loans improved from 0.16% to 0.11% over the twelve-month period, as the balance of non-performing loans declined $6.4 million to $21.2 million at December 31, 2006. While the level of charge-offs rose from $21,000 to $420,000 during this time, all of the charge-offs recorded consisted of consumer loans and other unsecured credits that were acquired in our various business combinations.

Notwithstanding the absence of any provisions, the allowance for loan losses rose $5.7 million year-over-year to $85.4 million, the net effect of the aforementioned charge-offs and the $6.1 million loan loss allowance acquired in the transaction with Atlantic Bank. At December 31, 2006 and 2005, the allowance for loan losses represented 0.43% and 0.47% of total loans and 402.72% and 289.17% of non-performing loans, respectively.

Non-interest Income

In 2006, we recorded non-interest income of $89.0 million, as compared to $97.7 million in 2005. The 2006 amount was reduced by the $1.9 million loss on debt redemption, the $6.1 million loss on the mark-to-market of interest rate swaps, and the $313,000 loss on the other-than-temporary impairment of securities that were previously discussed. These reductions were partly offset by a $6.0 million rise in fee income to $38.7 million and a $1.1 million rise in BOLI income to $23.6 million, which also tempered the impact of a $1.6 million decline in other income to $31.9 million. While revenues from PBC rose $2.5 million year-over-year, to $13.6 million, the increase was offset by reductions in income from the sale of third-party investment products and one- to four-family loans. Included in other income in each of 2005 and 2006 was $3.5 million produced by our real estate joint venture, which was completed in the fourth quarter of 2006.

Non-interest Expense

Non-interest expense totaled $301.8 million in 2006 and $248.4 million in 2005. Included in the 2006 amount were operating expenses of $256.4 million, including the $3.1 million charge recorded in connection with the retirements of our chairman and senior lending consultant and the $5.7 million charge recorded for the allocation of ESOP shares pursuant to the acquisition of Atlantic Bank, both of which were included in fourth quarter 2006 compensation and benefits expense. Included in 2005 non-interest expense were operating expenses of $236.6 million, including a $36.6 million pre-tax charge recorded for the allocation of ESOP shares pursuant to the acquisition of Long Island Financial, which was reflected in our fourth quarter 2005 compensation and benefits expense.

The level of non-interest expense recorded in 2006 was boosted by the $26.5 million charge for the prepayment of wholesale borrowings and the $1.1 million charge for the termination of our interest rate swap agreements in connection with the repositioning of our balance sheet following the acquisition of Atlantic Bank. In addition, the year-over-year increase in non-interest expense was due to the twelve-month impact of the Long Island Financial transaction and the eight-month impact of the acquisition of Atlantic Bank. The related increases in staff and the addition of 29 branch locations accounted for a significant portion of the increase in operating expenses, while the CDI acquired in the two transactions resulted in a $6.1 million increase in CDI amortization to $17.9 million.

Income Tax Expense

In 2006, we recorded income tax expense of $116.1 million, signifying a $36.5 million reduction from the amount recorded in 2005. The year-over-year reduction was attributable to a $96.0 million decline in pre-tax income to $348.7 million and a decline in the effective tax rate from 34.32% to 33.30%. The higher effective tax rate in 2005 was largely attributable to the non-deductibility of the merger-related charge recorded for the allocation of ESOP shares in connection with the acquisition of Long Island Financial, which exceeded the merger-related ESOP charge recorded in connection with the acquisition of Atlantic Bank by $30.8 million.

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006:

	2007				2006
(in thousands, except per share data)	4th	3rd(1)	2nd(2)	1st	4th	3rd	2nd(3)	1st
Net interest income	$154,408	$154,852	$161,082	$146,188	$140,805	$139,847	$144,016	$136,898
Provision for loan losses	—	—	—	—	—	—	—	—
Non-interest income (loss)	26,498	84,442	(23,929)	24,081	22,688	23,467	23,659	19,176
Non-interest expense	87,913	78,655	84,608	74,347	78,548	71,477	93,192	58,625

Income before income taxes	92,993	160,639	52,545	95,922	84,945	91,837	74,483	97,449
Income tax expense	25,613	49,730	16,571	31,103	31,824	29,360	23,871	31,074

Net income	$67,380	$110,909	$35,974	$64,819	$53,121	$62,477	$50,612	$66,375

Basic earnings per share	$0.21	$0.36	$0.12	$0.22	$0.18	$0.21	$0.18	$0.25

Diluted earnings per share	$0.21	$0.35	$0.12	$0.22	$0.18	$0.21	$0.18	$0.25

(1)	Includes a pre-tax gain of $64.9 million on the sale of bank-owned property that was recorded in non-interest income and was equivalent to $44.8 million, or $0.14 per diluted share, after-tax.
(2)	Includes a pre-tax loss of $57.0 million on the other-than-temporary impairment of securities and a $1.8 million loss on debt redemption, which were recorded in non-interest income, and a charge of $3.2 million for the prepayment of wholesale borrowings, which was recorded in non-interest expense. The collective charges were equivalent to $42.1 million, or $0.13 per diluted share, after-tax.
(3)	Includes a pre-tax charge of $26.5 million for the prepayment of wholesale borrowings and a pre-tax charge of $1.1 million for the termination of interest rate swaps, both recorded in non-interest expense, which collectively were equivalent to $18.8 million, or $0.07 per diluted share, after-tax.

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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and CDI, and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include after-tax net unrealized losses on securities. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding our after-tax net unrealized losses on securities, as such losses are impacted by changes in market interest rates and therefore tend to change from day to day. This ratio is referred to below and earlier in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related measures at December 31, 2007 and 2006 follow:

	December 31,
(dollars in thousands)	2007	2006
Total stockholders’ equity	$4,182,313	$3,689,837
Less: Goodwill	(2,437,404)	(2,148,108)
Core deposit intangibles	(111,123)	(106,381)

Tangible stockholders’ equity	$1,633,786	$1,435,348

Total assets	$30,579,822	$28,482,370
Less: Goodwill	(2,437,404)	(2,148,108)
Core deposit intangibles	(111,123)	(106,381)

Tangible assets	$28,031,295	$26,227,881

Stockholders’ equity to total assets	13.68%	12.95%

Tangible stockholders’ equity to tangible assets	5.83%	5.47%

Tangible stockholders’ equity	$1,633,786	$1,435,348
Add back: After-tax net unrealized losses on securities	14,836	52,125

Adjusted tangible stockholders’ equity	$1,648,622	$1,487,473

Tangible assets	$28,031,295	$26,227,881
Add back: After-tax net unrealized losses on securities	14,836	52,125

Adjusted tangible assets	$28,046,131	$26,280,006

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.88%	5.66%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To manage our interest rate risk in 2007, we continued to pursue the core components of our business model: (1) We continued to place an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family and commercial real estate loans; (2) We continued to utilize the cash flows from securities sales and repayments to fund the production of, or investment in, higher-yielding assets and also used such funds to reduce our higher-cost liabilities; (3) We utilized wholesale borrowings when they presented an attractive alternative to retail funding, and repositioned or prepaid our higher-cost wholesale borrowings to reduce the interest rate; and (4) We completed three acquisitions during the year and used the proceeds from the sale of certain acquired assets to reduce our higher-cost funding, while benefiting from the infusion of deposits.

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

At December 31, 2007, our one-year gap was a positive 3.37%, as compared to a negative 11.66% at December 31, 2006. The movement of our one-year gap was largely attributable to the extension of our wholesale borrowings to terms greater than one year. At December 31, 2007, 20.3% of our borrowed funds were expected to mature or be called within one year, as compared to 49.9% at December 31, 2006. To a lesser extent, the movement in our one-year gap reflects the shortened maturity of our portfolio of other securities, as market interest rates declined over the course of the year.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2007 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 18% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At December 31, 2007
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$3,577,641	$3,887,083	$7,593,204	$4,389,658	$781,967	$111,503	$20,341,056
Mortgage-related securities(2)(3)	220,407	370,671	683,032	555,947	1,040,136	582,614	3,452,807
Other securities(2)	1,832,898	223,550	143,625	143,000	265,318	105,772	2,714,163
Money market investments	52,122	—	—	—	—	—	52,122

Total interest-earning assets	5,683,068	4,481,304	8,419,861	5,088,605	2,087,421	799,889	26,560,148

INTEREST-BEARING LIABILITIES:
Savings accounts	31,427	94,282	232,877	210,171	1,082,233	863,199	2,514,189
NOW and Super NOW accounts	8,401	25,203	62,251	56,181	289,293	230,743	672,072
Money market accounts	89,234	267,703	513,989	328,953	566,530	18,275	1,784,684
Certificates of deposit	2,765,217	3,226,894	665,440	168,935	86,550	—	6,913,036
Borrowed funds	1,808,569	816,517	775,083	1,064,230	7,963,529	487,744	12,915,672

Total interest-bearing liabilities	4,702,848	4,430,599	2,249,640	1,828,470	9,988,135	1,599,961	$24,799,653

Interest rate sensitivity gap per period(4)	$980,220	$50,705	$6,170,221	$3,260,135	$(7,900,714)	$(800,072)	$1,760,495

Cumulative interest sensitivity gap	$980,220	$1,030,925	$7,201,146	$10,461,281	$2,560,567	$1,760,495

Cumulative interest sensitivity gap as a percentage of total assets	3.21%	3.37%	23.55%	34.21%	8.37%	5.76%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	120.84	111.29	163.26	179.18	111.04	107.10

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the preceding Interest Rate Sensitivity Analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in varying degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of the market, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Finally, the ability of some borrowers to repay their adjustable-rate loans may be adversely impacted by an increase in market interest rates.

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

The following table sets forth our NPV as of December 31, 2007:

(dollars in thousands)
Change in Interest Rates (in basis points)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
-200	$32,057,150	$28,522,731	$3,534,419	$(717,809)	(16.88)%
-100	31,732,162	27,706,860	4,025,302	(226,926)	(5.34)
—	31,313,844	27,061,616	4,252,228	—	—
+100	30,800,704	26,568,028	4,232,676	(19,552)	(0.46)
+200	30,229,257	26,216,381	4,012,876	(239,352)	(5.63)

The net changes in NPV presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Banks.

As with the Interest Rate Sensitivity Analysis, certain shortcomings are inherent in the methodology used in the preceding interest rate risk measurements. Modeling changes in NPV requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Analysis presented above assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not take into account the benefit of any strategic actions we may take to further reduce our exposure to interest rate risk. Accordingly, while the NPV Analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

Net Interest Income Simulation

In addition to the analyses of gap and NPV, we utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on our future levels of financial assets and liabilities. The assumptions used in this simulation are inherently uncertain. Actual results may differ significantly from those presented in the table that follows, due to several factors, including the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, coupled with any actions taken to counter the effects of any such changes.

Based on the information and assumptions in effect at December 31, 2007, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(1.33)%
+100 over one year	0.82
-100 over one year	(1.13)
-200 over one year	(3.51)

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on page 79.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the internal control over financial reporting of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 29, 2008

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2007	2006
ASSETS:
Cash and cash equivalents	$335,743	$230,759
Securities available for sale:
Mortgage-related securities ($944,225 and $1,592,064 pledged, respectively)	973,324	1,664,337
Other securities ($140,032 and $102,067 pledged, respectively)	407,932	276,450
Securities held to maturity:
Mortgage-related securities ($2,414,157 and $1,374,806 pledged, respectively) (fair value of $2,432,987 and $1,272,546, respectively)	2,479,483	1,387,817
Other securities ($1,477,966 and $1,155,070 pledged, respectively) (fair value of $1,891,207 and $1,593,023, respectively)	1,883,162	1,597,380

Total securities	5,743,901	4,925,984
Loans, net of deferred loan fees and costs	20,363,248	19,652,891
Less: Allowance for loan losses	(92,794)	(85,389)

Loans, net	20,270,454	19,567,502
Federal Home Loan Bank of New York stock, at cost	423,069	404,311
Premises and equipment, net	214,906	196,084
Goodwill	2,437,404	2,148,108
Core deposit intangibles, net	111,123	106,381
Bank-owned life insurance (“BOLI”)	664,431	585,013
Other assets	378,791	318,228

Total assets	$30,579,822	$28,482,370

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$2,456,756	$3,156,988
Savings accounts	2,514,189	2,394,145
Certificates of deposit	6,913,036	5,944,585
Non-interest-bearing accounts	1,273,352	1,123,286

Total deposits	13,157,333	12,619,004

Official checks outstanding	18,749	20,158
Borrowed funds:
Federal Home Loan Bank of New York advances	7,782,390	7,240,684
Repurchase agreements	4,411,220	3,767,649
Federal funds purchased	—	62,000
Junior subordinated debentures	484,843	455,659
Other borrowings	237,219	354,016

Total borrowed funds	12,915,672	11,880,008

Mortgagors’ escrow	78,468	74,736
Other liabilities	227,287	198,627

Total liabilities	26,397,509	24,792,533

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 323,812,639 and 295,350,936 shares issued and outstanding)	3,238	2,954
Paid-in capital in excess of par	3,815,831	3,341,340
Retained earnings (partially restricted)	390,757	421,313
Less: Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(3,085)	(4,604)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax	(21,315)	(68,053)

Total stockholders’ equity	4,182,313	3,689,837

Commitments and contingencies
Total liabilities and stockholders’ equity	$30,579,822	$28,482,370

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2007	2006	2005
INTEREST INCOME:
Mortgage and other loans	$1,217,348	$1,118,467	$857,537
Securities	319,566	288,979	320,777
Money market investments	29,831	1,254	704

Total interest income	1,566,745	1,408,700	1,179,018

INTEREST EXPENSE:
NOW and money market accounts	90,346	116,055	73,052
Savings accounts	27,588	17,856	13,349
Certificates of deposit	307,764	249,286	116,173
Borrowed funds	524,391	463,761	380,828
Mortgagors’ escrow	126	176	249

Total interest expense	950,215	847,134	583,651

Net interest income	616,530	561,566	595,367
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	616,530	561,566	595,367

NON-INTEREST INCOME:
Fee income	42,170	38,662	32,614
Bank-owned life insurance	26,142	23,627	22,536
Net gain on sale of securities	1,888	3,033	2,999
Gain on sale of bank-owned properties	64,879	—	6,040
Loss on debt redemption	(1,848)	(1,859)	—
Loss on other-than-temporary impairment of securities	(56,958)	(313)	—
Loss on mark-to-market of interest rate swaps	—	(6,071)	—
Other	34,819	31,911	33,512

Total non-interest income	111,092	88,990	97,701

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	159,217	138,705	138,114
Occupancy and equipment	68,543	56,735	44,380
General and administrative	71,815	60,922	54,127

Total operating expenses	299,575	256,362	236,621
Prepayment of wholesale borrowings	3,190	26,477	—
Termination of interest rate swaps	—	1,132	—
Amortization of core deposit intangibles	22,758	17,871	11,733

Total non-interest expense	325,523	301,842	248,354

Income before income taxes	402,099	348,714	444,714
Income tax expense	123,017	116,129	152,629

Net income	$279,082	$232,585	$292,085

Other comprehensive income (loss), net of tax:
Change in net unrealized losses on securities	37,289	3,732	(15,160)
Change in pension and post-retirement obligations	9,449	—	—

Total comprehensive income, net of tax	$325,820	$236,317	$276,925

Basic earnings per share	$0.90	$0.82	$1.12

Diluted earnings per share	$0.90	$0.81	$1.11

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2007	2006	2005
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$2,954	$2,734	$2,734
Shares issued (28,461,703; 21,954,484; and 0, respectively)	284	220	—

Balance at end of year	3,238	2,954	2,734

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	3,341,340	3,012,655	3,013,241
Allocation of ESOP stock	7,082	9,739	35,872
Restricted stock activity	3,644	43	—
Exercise of stock options	62,837	4,705	—
Tax effect of stock plans	(2,139)	105	2,044
Issuance of common stock for business combinations	403,074	—	—
Issuance of common stock in secondary offering	—	314,093	—
Shares issued	—	—	(38,502)
Cash-in-lieu of fractional shares	(7)	—	—

Balance at end of year	3,815,831	3,341,340	3,012,655

RETAINED EARNINGS (partially restricted):
Balance at beginning of year	421,313	475,501	452,134
Net income	279,082	232,585	292,085
Dividends paid on common stock ($1.00 per share each year)	(310,205)	(286,773)	(261,063)
Effect of adoption of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”)	567	—	—
Exercise of stock options	—	—	(7,655)

Balance at end of year	390,757	421,313	475,501

TREASURY STOCK:
Balance at beginning of year	—	(100,169)	(223,230)
Purchase of common stock (9,424; 143,592; and 63,203 shares, respectively)	(168)	(2,415)	(1,158)
Shares issued in secondary offering (2,786,498 shares)	—	85,806	—
Shares issued to effect business combination (3,600,752 shares)	—	—	104,599
Exercise of stock options (9,424; 976,755; and 1,048,607 shares, respectively)	168	16,780	19,620
Cash-in-lieu of fractional shares	—	(2)	—

Balance at end of year	—	—	(100,169)

UNALLOCATED COMMON STOCK HELD BY ESOP:
Balance at beginning of year	(4,604)	(6,874)	(14,655)
Earned portion of ESOP	1,519	2,270	7,781

Balance at end of year	(3,085)	(4,604)	(6,874)

COMMON STOCK HELD BY SERP:
Balance at beginning and end of year	(3,113)	(3,113)	(3,113)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(68,053)	(55,857)	(40,697)
Pension and post-retirement obligations, net of tax of $10,697, from the adoption of SFAS No. 158	—	(15,928)	—
Other comprehensive income (loss), net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $(1,164); $(1,609); and $14,035, respectively	1,786	2,430	(21,115)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(1,403); $(2,070); and $(5,095), respectively	2,160	3,127	7,756
Change in pension and post-retirement obligations, net of tax of $(6,148)	9,449	—	—
Less: Reclassification adjustment for net gain on sale of securities and loss on other-than-temporary impairment of securities, net of tax of $(21,727); $1,208; and $1,198, respectively	33,343	(1,825)	(1,801)

Other comprehensive income (loss), net of tax	46,738	3,732	(15,160)

Balance at end of year	(21,315)	(68,053)	(55,857)

Total stockholders’ equity	$4,182,313	$3,689,837	$3,324,877

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279,082	$232,585	$292,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,989	15,463	13,374
Accretion of discounts, net of premium amortization	(3,477)	(2,929)	(15,910)
Net change in net deferred loan origination costs and fees	1,585	(55)	(38)
Amortization of core deposit intangibles	22,758	17,871	11,733
Net gain on sale of securities	(1,888)	(3,033)	(2,999)
Net gain on sale of loans	(705)	(693)	(3,536)
Gain on sale of bank-owned properties	(64,879)	—	(6,040)
Tax effect of stock plans	—	—	2,044
Stock plan-related compensation	12,252	12,052	43,653
Loss on other-than-temporary impairment of securities	56,958	313	—
Changes in assets and liabilities:
Decrease in deferred income taxes, net	32,904	53,278	69,266
(Increase) decrease in other assets	(38,698)	40,781	63,192
(Decrease) increase in official checks outstanding	(1,409)	(33,037)	19,187
(Decrease) in other liabilities	(13,863)	(41,468)	(31,812)
Originations of loans held for sale	(66,181)	(60,152)	(96,219)
Proceeds from sales of loans originated for sale	62,792	59,701	93,984

Net cash provided by operating activities	296,220	290,677	451,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments of securities held to maturity	637,596	278,974	742,201
Proceeds from repayments of securities available for sale	296,345	516,601	417,584
Proceeds from sale of securities available for sale	2,115,530	1,245,014	518,264
Purchase of securities held to maturity	(2,010,035)	—	—
Purchase of securities available for sale	(517,954)	(195,577)	(6,373)
Net redemption (purchase) of Federal Home Loan Bank of New York stock	18,692	(61,487)	(94,413)
Adjustments to intangible assets, net	—	(553)	13,112
Net decrease (increase) in loans, net	582,909	(1,414,958)	(3,545,332)
Purchase of loans	(180,465)	—	—
Proceeds from sale of loans	823,065	—	173,463
Net proceeds from sale of bank-owned properties	99,608	—	7,937
Purchase of premises and equipment, net	(8,803)	(11,524)	(2,376)
Net cash acquired in (used for) business combinations	159,172	(325,765)	23,742

Net cash provided by (used in) investing activities	2,015,660	30,725	(1,752,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(2,020,041)	(1,282,572)	1,278,299
Net increase in borrowed funds	92,499	834,639	306,641
Net (decrease) increase in mortgagors’ escrow	(10,899)	270	8,496
Tax effect of stock plans	(2,139)	105	—
Cash dividends paid on common stock	(310,205)	(286,773)	(261,063)
Treasury stock purchases	(168)	(2,415)	(1,158)
Net cash received from stock option exercises	44,064	14,183	11,965
Proceeds from common shares issued in secondary offering, net	—	314,313	—
Proceeds from issuance of treasury shares	—	85,806	—
Cash in lieu of fractional shares	(7)	(2)	—

Net cash (used in) provided by financing activities	(2,206,896)	(322,446)	1,343,180

Net increase (decrease) in cash and cash equivalents	104,984	(1,044)	42,953
Cash and cash equivalents at beginning of year	230,759	231,803	188,850

Cash and cash equivalents at end of year	$335,743	$230,759	$231,803

Supplemental information:
Cash paid for interest	$984,340	$878,048	$670,601
Cash paid for (received from) income taxes	98,100	14,018	(23,476)
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities available for sale	$593,816	$—	$—
Transfers to other real estate owned from loans	706	47	1,019

Note: The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the acquisition of PennFed Financial Services, Inc. on April 2, 2007 were $2.2 billion and $2.2 billion, respectively. The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the acquisition of Synergy Financial Group, Inc. on October 1, 2007, were $868.2 million and $821.0 million, respectively. The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the Doral Bank, FSB transaction on July 26, 2007 were $375.3 million and $504.4 million, respectively. The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the acquisition of Atlantic Bank of New York on April 28, 2006 were $2.5 billion and $2.4 billion, respectively. The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the acquisition of Long Island Financial Corp. on December 30, 2005 were $513.3 million and $524.0 million, respectively.

NOTE 1: ORGANIZATION

Formerly known as Queens County Bancorp, Inc., New York Community Bancorp, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) was organized under Delaware law on July 20, 1993 and is the holding company for New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”). In addition, for the purpose of these Consolidated Financial Statements, the “Community Bank” and the “Commercial Bank” refer not only to the respective banks but also to their respective subsidiaries.

The Community Bank is the primary banking subsidiary of the Company. Founded in 1859 and formerly known as Queens County Savings Bank, the Community Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share. The Commercial Bank was established on December 30, 2005.

Reflecting nine stock splits, the Company’s initial offering price adjusts to $0.93 per share. All share and per share data presented in this report have been adjusted to reflect the impact of the stock splits.

The Company changed its name to New York Community Bancorp, Inc. in November 2000 in anticipation of completing the first of eight business combinations that have expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties in New Jersey.

Reflecting this strategy of growing through acquisitions, the Community Bank currently operates 179 branches through ten local divisions: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, CFS Bank, First Savings Bank of New Jersey, Ironbound Bank, Penn Federal Savings Bank, Synergy Bank, and Garden State Community Bank. In March 2008, the First Savings Bank of New Jersey, Ironbound Bank, and Penn Federal Savings Bank divisions will be consolidated into the Garden State Community Bank division. In addition, the three branches of the CFS Bank division will commence operations under the name New York Community Bank.

The Commercial Bank operates 38 branches, including 19 that operate under the name “Atlantic Bank.”

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has unconsolidated subsidiaries in the form of nine wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 8, “Borrowed Funds,” for additional information regarding these trusts.

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold with original maturities of less than 90 days. In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company was required to maintain reserves of $53.6 million and $56.0 million in the form of vault cash and deposits with the Federal Reserve Bank of New York at December 31, 2007 and 2006, respectively. The Company was in compliance with this requirement at both dates. In addition, at December 31, 2007 and 2006, the Company had $20.4 million and $13.3 million, respectively, of interest-bearing deposits in other financial institutions, as well as federal funds sold of $38.8 million at December 31, 2007.

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

Premiums and discounts on securities are amortized to expense and accreted to income using a method which approximates the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., mark-to-market) adjustments, net deferred loan origination costs or fees, and the allowance for loan losses. Loans held for sale are carried at the lower of aggregate cost or aggregate estimated fair value. One- to four-family and home equity loans held for sale are originated on a pass-through basis in order to minimize the Company’s exposure to credit and interest rate risk. Applications are taken and processed by a third-party conduit and sold to the conduit or its affiliates, servicing-released, shortly after the loans are closed.

The allowance for loan losses is increased by the provisions for loan losses charged to operations and reduced by net charge-offs or reversals. A separate loan loss allowance is established for the Community Bank and the Commercial Bank and, except as otherwise noted below, the process for establishing the allowance for loan losses is the same for each.

Management establishes the allowances for loan losses through an assessment of probable losses in each of the respective loan portfolios. Several factors are considered in this process, including the level of defaulted loans at the close of each quarter; recent trends in loan performance; historical levels of loan losses; the factors underlying such loan losses and loan defaults; projected default rates and loss severities; internal risk ratings; loan size; economic, industry, and environmental factors; and loan impairment, as defined under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosures.”

Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply SFAS Nos. 114 and 118 as necessary to certain larger multi-family, commercial real estate, construction, and commercial and industrial (“C&I”) loans and exclude smaller balance homogenous loans and loans carried at the lower of cost or fair value. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate.

A valuation allowance is established when the fair value or the present value of the expected cash flows is less than the recorded investment in the loan. We had no impaired loans at December 31, 2007.

In addition, the process of determining the appropriate level for the Banks’ loan loss allowances includes, but is not limited to:

1.	Periodic inspections of the loan collateral by qualified in-house property appraisers/inspectors, as applicable;

2.	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

3.	Full assessment by the pertinent Board of Directors of the aforementioned factors when making a business judgment regarding the impact of anticipated changes of the future level of the allowance for loan losses; and

4.	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

In establishing the loan loss allowances, management also considers the Banks’ current business strategies and credit processes, including compliance with conservative guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

In accordance with the pertinent policies, the loan loss allowances are segmented to correspond to the various types of loans in the loan portfolios. These loan categories are assessed with specific emphasis on the internal risk ratings, underlying collateral, credit underwriting, and loan type. These factors correspond to the respective levels of quantified and inherent risk.

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

A loan generally is classified as a “non-accrual” loan when it is 90 days past due. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and/or the Company has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

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

For the purpose of goodwill impairment testing, the Company has identified one reporting unit. The Company performed its annual goodwill impairment test as of January 1, 2007, and determined that the fair value of the reporting unit was in excess of its carrying amount, using the quoted market price of the Company’s common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment. In addition, no impairment was found to exist when the Company performed its annual goodwill impairment test as of January 1, 2008.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	December 31,
(in thousands)	2007	2006
Balance at beginning of year	$2,148,108	$1,980,689
Goodwill recorded in acquisitions	291,070	166,253
FIN 48 adjustments	(3,466)	—
Purchase accounting adjustments	1,692	1,166

Balance at end of year	$2,437,404	$2,148,108

Core Deposit Intangibles

Core deposit intangibles (“CDI”) are a measure of the value of checking and savings deposits acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI are amortized over the estimated useful lives of the existing deposit relationships acquired, but do not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2007, 2006, or 2005. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment was identified.

Premises and Equipment, Net

Premises, furniture, fixtures, and equipment are carried at cost less the accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets (generally 20 years for premises and three to ten years for furniture, fixtures, and equipment). Leasehold improvements are carried at cost less the accumulated amortization computed on a straight-line basis over the shorter of the related lease term or the estimated useful life of the improvement.

Depreciation and amortization are included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $19.0 million, $15.5 million, and $13.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are reported at the lower of cost or fair value at the date of acquisition. “Cost” represents the unpaid balance of the loan at the acquisition date, plus the expenses incurred to bring the property to a saleable condition, when appropriate. After foreclosure, management periodically performs a valuation of the property and the real estate is carried at the lower of carrying amount or fair value, less the estimated selling costs. Revenues and expenses from operations and changes in the valuation allowance, if any, are included in “other operating expenses.” The Company had other real estate owned totaling $658,000 and $1.3 million at December 31, 2007 and 2006, respectively; these amounts are included in “other assets” in the accompanying Consolidated Statements of Condition. There were no valuation allowances for other real estate owned at December 31, 2007, 2006 or 2005, and no provisions for the years ended at those dates.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Only tax positions that meet a “more likely than not” threshold may be recognized. The Company adopted FIN 48 effective January 1, 2007. For a more detailed discussion of the impact of adopting FIN 48, please see the discussion in Note 9, “Federal, State, and Local Taxes.”

Stock Options and Incentives

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective approach. Accordingly, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. The Company did not grant any stock options during the years ended December 31, 2007 or 2006; accordingly, there were no unvested stock options outstanding at any time during those years, and no compensation and benefits expense relating to stock options was recorded during those years. The adoption of SFAS No. 123R had no impact on the Company’s basic or diluted earnings per share for the years ended December 31, 2007 or 2006.

On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested options to acquire the Company’s common stock that were outstanding at that date (the “Acceleration”) under its eleven stock option plans (the “Stock Option Plans”). A total of 1.4 million stock options were impacted by the Acceleration. All other terms and conditions of the accelerated stock options remained unchanged.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Stock Option Plans. As each granted stock option entitled the holder to purchase shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the stock on the date of grant, no compensation cost for such options was recognized. Had compensation cost for the Stock Option Plans been determined, using a Black-Scholes option-pricing model, based on the fair value at the date of grant for awards made under those plans, consistent with the method set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s pro forma net income for the year ended December 31, 2005 would have amounted to $286.0 million and been equivalent to basic and diluted earnings per share of $1.10 and $1.09, respectively. The weighted average assumptions used for the valuation of options granted during the year ended December 31, 2005 were as follows: a dividend yield of 3.9%; expected volatility of 29.5%; a risk-free interest rate of 4.3%; and an expected life of ten years.

In addition, under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006, shares are available for grant as stock options, restricted stock, or other forms of related rights. At December 31, 2007, the Company had 8,226,509 shares available for grant under the 2006 Stock Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period.

Retirement Plans

The Company’s pension benefit and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts, within the framework of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” respectively. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company in its evaluation include retirement patterns, mortality, turnover, and the rate of compensation increase.

Under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statement Nos. 87, 88, 106, and 132R,” actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss,” net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, under SFAS No. 158, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year-end. The Company presently uses a September 30 measurement date for its pension and post-retirement benefit plans, as permitted by SFAS Nos. 87 and 106. In accordance with SFAS No. 158, the Company will adopt a year-end measurement date on December 31, 2008.

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

Basic EPS excludes dilution and is computed by dividing income available to holders of common stock by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

The following table presents the Company’s computation of basic and diluted EPS for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2007	2006	2005
Net income	$279,082	$232,585	$292,085
Weighted average common shares outstanding	309,535,954	284,877,310	260,412,409
Basic earnings per common share	$0.90	$0.82	$1.12

Weighted average common shares outstanding	309,535,954	284,877,310	260,412,409
Additional dilutive shares using average value for the period when utilizing the treasury stock method (1)	1,567,038	1,384,182	2,085,434

Total weighted average shares for diluted earnings per share	311,102,992	286,261,492	262,497,843
Diluted earnings per common share and common share equivalents	$0.90	$0.81	$1.11

(1)	Options to purchase 3,069,474 shares, 3,536,071 shares, and 3,531,694 shares of the Company’s common stock at a weighted average price of $19.16, $19.07, and $19.07, respectively, were outstanding as of December 31, 2007, 2006, and 2005, but were excluded from the computation of diluted earnings per share for the respective years because the exercise prices of the stock options exceeded the average market prices of the Company’s common shares during these years.

On April 20, 2004, with 44,816 shares remaining under its prior authorization, the Board of Directors authorized the repurchase of up to five million additional shares of the Company’s common stock. At December 31, 2007, the Company had 1,465,708 shares still available for repurchase under the April 20, 2004 authorization.

Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that all of its activities constitute one reportable operating segment.

Bank-owned Life Insurance

The Company has purchased life insurance policies on certain employees. These Bank-owned Life Insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. The Company’s investment in BOLI generated income of $26.1 million, $23.6 million, and $22.5 million, respectively, during the years ended December 31, 2007, 2006, and 2005. At December 31, 2007 and 2006, the Company’s investment in BOLI totaled $664.4 million and $585.0 million, respectively. The December 31, 2007 amount includes $32.1 million and $22.5 million of BOLI that was added in the acquisitions of PennFed Financial Services, Inc. (“PennFed”) and Synergy Financial Group, Inc. (“Synergy”), respectively, on April 2, 2007 and October 1, 2007. The December 31, 2006 amount includes $50.0 million of BOLI that was added in the acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. In addition, SFAS No.160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect early adoption of SFAS No. 159, which was permitted as of the beginning of its 2007 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS No. 157. The three valuation techniques are identified below. Where more than one technique is noted, individual assets or liabilities are valued using one or more of the noted techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

(b)	Cost approach. The amount that would be required to replace the service capacity of an asset (replacement cost).

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present-value techniques, option pricing, and excess earnings models).

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances. The Company does not anticipate that the adoption of SFAS No. 157 on January 1, 2008 will have a material impact on its financial condition or results of operations, although additional fair value disclosures will be provided. The portion of the Company’s assets and liabilities with fair values based on unobservable inputs is not significant.

In 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on accounting for life insurance in Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-4”) and, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, ‘Accounting for Purchases of Life Insurance’” (“EITF Issue No. 06-5”). EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion – 1967.” The consensus on EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007 and may be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or by a change in accounting principle through retrospective application to all prior periods. The Company currently estimates that the adoption of EITF Issue No. 06-4 on January 1, 2008 will reduce its stockholders’ equity by approximately $15 million.

EITF Issue No. 06-5 concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract in accordance with FTB No. 85-4. These other amounts include non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., Deferred Acquisition Costs Tax) which would be accounted for on a present-value basis. Items that are subject to the insurance company’s intent to pay would not be included in the asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. The consensus on EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006 and may be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held, or by a change in accounting principle through retrospective application to all prior periods. The Company’s adoption of EITF Issue No. 06-5 on January 1, 2007 did not have an impact on its financial condition or results of operations.

NOTE 3: BUSINESS COMBINATIONS, CORE DEPOSIT AND OTHER INTANGIBLES

PennFed Financial Services, Inc.

On April 2, 2007, the Company acquired PennFed Financial Services, Inc. (“PennFed”) for an aggregate purchase price of $271.8 million. Pursuant to the Agreement and Plan of Merger announced on November 2, 2006, PennFed merged with and into the Company, and its primary subsidiary, Penn Federal Savings Bank, merged with and into the Community Bank. Under the terms of the agreement, PennFed shareholders received 1.222 shares of Company common stock for each share of PennFed stock held at the effective date of the merger. The Company issued 15,977,941 shares of common stock to satisfy the tax-free exchange, the value of which was determined based on the average closing price of the Company’s common stock for the two days prior to, and the two days following, the announcement of the acquisition.

The purchase price was allocated to the acquired assets and liabilities of PennFed based on their fair value as of April 2, 2007. As the Company is still in the process of finalizing these values, the allocation of the purchase price presented in the following table is subject to revision.

(in thousands)
Assets:
Cash and cash equivalents	$22,714
Securities	466,211
Loans, net	1,650,310
Premises and equipment	33,792
Goodwill	189,539
Core deposit intangible	20,900
Other assets	98,919

Total assets	$2,482,385

Liabilities:
Deposits	$1,614,935
Borrowed funds	568,719
Other liabilities	26,886

Total liabilities	$2,210,540

Included in the purchase price were accrued acquisition-related costs of approximately $24.2 million. At December 31, 2007, accrued acquisition-related costs of $4.2 million remained in “other liabilities” in the Consolidated Statement of Condition and consisted primarily of employment benefits.

As operating results for PennFed were not significant to the consolidated operating results of the Company, pro forma operating results are not presented herein. The Company’s Consolidated Statement of Income and Comprehensive Income for the twelve months ended December 31, 2007 includes nine months of combined operations with PennFed.

In connection with the PennFed transaction, the Company recorded goodwill of $189.5 million, none of which is estimated to be deductible for income tax purposes. In addition, CDI of $20.9 million was recognized in connection with the PennFed acquisition and is being amortized on an accelerated basis over an estimated useful life of ten years. The Company retained the services of an independent valuation firm to determine the CDI amount.

The purpose of the PennFed acquisition was to expand the Company’s footprint and deposit market share in New Jersey, and to provide additional cash flows for investment into higher-yielding loans and securities. The acquisition added 24 branches to the Community Bank franchise, increasing its deposit market share in Essex, Hudson, and Union counties, where it previously had eight branches, and expanding its footprint into the central New Jersey counties of Middlesex, Monmouth, and Ocean.

Synergy Financial Group, Inc.

On October 1, 2007, the Company acquired Synergy Financial Group, Inc. (“Synergy”), the holding company for Synergy Bank, for an aggregate purchase price of $166.6 million. Pursuant to the Agreement and Plan of Merger announced on May 13, 2007, Synergy merged with and into the Company, and Synergy Bank merged with and into the Community Bank.

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

The purchase price was allocated to the acquired assets and liabilities of Synergy based on their fair value as of October 1, 2007. As the Company is still in the process of finalizing these values, the allocation of the purchase price presented in the following table is subject to revision.

(in thousands)
Assets:
Cash and cash equivalents	$25,124
Securities	119,526
Loans, net	665,190
Premises and equipment	21,013
Goodwill	89,703
Core deposit intangible	4,500
Other assets	62,464

Total assets	$987,520

Liabilities:
Deposits	$564,500
Borrowed funds	250,206
Other liabilities	6,261

Total liabilities	$820,967

Included in the purchase price were accrued acquisition-related costs of approximately $17.1 million. At December 31, 2007, accrued acquisition-related costs of $10.9 million remained in “other liabilities” in the Consolidated Statement of Condition and consisted primarily of employment benefits and costs associated with the cancellation of certain data processing contracts.

As operating results for Synergy were not significant to the consolidated operating results of the Company, pro forma operating results are not presented herein. The Company’s Consolidated Statement of Income and Comprehensive Income for the twelve months ended December 31, 2007 includes three months of combined operations with Synergy.

In connection with the transaction, the Company recorded goodwill of $89.7 million, none of which is expected to be deductible for income tax purposes. In addition, CDI of $4.5 million was recognized in connection with the Synergy acquisition, and is being amortized on an accelerated basis over an estimated useful life of ten years. The Company retained the services of an independent valuation firm to determine the CDI amount.

The purpose of the Synergy acquisition was to further expand the Company’s footprint and deposit market share in central New Jersey and to provide additional cash flows for investment into higher-yielding loans and securities. The transaction added 21 branches to the Community Bank’s franchise, including one in Mercer County, five in Middlesex County, four in Monmouth County, and 11 in Union County.

Doral Bank, FSB Branch Network

On March 15, 2007, the Company announced that the Commercial Bank and Doral Bank, FSB (“Doral”), the New York City-based subsidiary of Doral Financial Corporation, had signed a definitive purchase and assumption agreement, pursuant to which the Commercial Bank would acquire Doral’s branch network in New York City, as well as certain of its assets and liabilities. The transaction was completed on July 26, 2007, adding two branches in Manhattan, six in Queens, and three in Brooklyn to the Commercial Bank franchise and boosting the number of Commercial Bank branches from 27 to 38. In addition, the transaction provided the Company with assets of $494.4 million, including loans of $206.1 million and securities of $155.3 million; wholesale borrowings of $124.2 million; and deposits of $377.5 million, for which the Company paid a premium of 2.6%.

In accordance with SFAS No. 141, “Business Combinations,” the Company recorded goodwill of $11.8 million and CDI of $2.1 million in connection with the Doral transaction. The CDI is being amortized on an accelerated basis over an estimated useful life of ten years.

The primary purpose of the transaction was to expand the Commercial Bank’s footprint and deposit market share in New York City.

Atlantic Bank of New York

On April 28, 2006, the Company acquired Atlantic Bank, a commercial bank headquartered in Manhattan, New York, for $400.0 million. To fund the all-cash transaction, the Company issued 24.5 million shares of its common stock in a secondary offering on April 18, 2006. At the acquisition date, Atlantic Bank had total assets of $2.8 billion (including loans of $1.2 billion and securities of $1.1 billion); total deposits of $1.8 billion; and borrowed funds of $516.7 million. The Company’s Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2006 include eight months of combined operations with Atlantic Bank.

In connection with the acquisition, the Company recorded goodwill of $171.0 million. CDI of $38.3 million was also recognized in connection with the Atlantic Bank acquisition; this amount is being amortized on an accelerated basis over a period of ten years.

At December 31, 2007, accrued acquisition-related costs of $3.1 million remained in “other liabilities” in the Consolidated Statement of Condition, and consisted primarily of employment benefits.

The primary purpose of the acquisition was to grow the Commercial Bank. In addition to adding 17 locations to the Commercial Bank’s branch network, including five in Manhattan, the acquisition diversified the Company’s asset mix and increased its lower-cost core and non-interest-bearing deposits.

CDI and Other Intangible Assets

As noted in the preceding discussion, the Company has CDI stemming from its various business combinations with other banks and thrifts.

The Company also had mortgage servicing rights (“MSRs”) of $5.4 million at December 31, 2007. MSRs are included, together with other identifiable intangible assets, in “other assets” in the Consolidated Statements of

Condition at December 31, 2007 and 2006. MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and are amortized in proportion to, and over the period of, estimated net servicing income. MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. If it is determined that impairment exists, the resulting loss is charged against earnings.

The following table sets forth the changes in MSRs for the year ended December 31, 2007:

(in thousands)
Balance, beginning of year	$970
Acquired in acquisitions	581
Addition recorded in loan securitization	5,413
Fair value adjustment	(98)
Amortization	(1,428)

Balance, end of year	$5,438

The Company recorded $5.4 million of MSRs in connection with the securitization of certain one- to four-family loans that were acquired in the acquisition of PennFed.

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s intangible assets as of December 31, 2007:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$190,332	$(79,209)	$111,123
Mortgage servicing rights	11,139	(5,701)	5,438
Other identifiable intangible assets	1,325	(1,111)	214

Total	$202,796	$(86,021)	$116,775

Amortization expenses related to CDI and other identifiable intangibles for the year ended December 31, 2007 were $22.8 million and $88,000, respectively. The Company assessed the useful lives of its intangible assets at December 31, 2007 and deemed them to be appropriate.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI, MSRs, and other identifiable intangible assets:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Other Identifiable Intangible Assets	Total
2008	$23,342	$1,858	$88	$25,288
2009	21,962	1,193	88	23,243
2010	20,582	969	38	21,589
2011	16,723	644	—	17,367
2012	11,873	451	—	12,324
2013 and thereafter	16,641	323	—	16,964

Total remaining intangible assets	$111,123	$5,438	$214	$116,775

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2007 and 2006:

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE(1) certificates	$250,510	$7,734	$—	$258,244
GSE CMOs(2)	2,222,355	16,467	70,697	2,168,125
Other mortgage-related securities	6,618	—	—	6,618

Total mortgage-related securities	$2,479,483	$24,201	$70,697	$2,432,987

Other Securities:
GSE debentures	$1,530,414	$7,413	$—	$1,537,827
Corporate bonds	165,992	6,327	1,644	170,675
Capital trust notes	186,756	1,629	5,680	182,705

Total other securities	$1,883,162	$15,369	$7,324	$1,891,207

Total securities held to maturity	$4,362,645	$39,570	$78,021	$4,324,194

(1)	Government-sponsored enterprises.
(2)	Collateralized mortgage obligations.

	December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$5,483	$102	$—	$5,585
GSE CMOs	1,376,062	—	115,373	1,260,689
Other mortgage-related securities	6,272	—	—	6,272

Total mortgage-related securities	$1,387,817	$102	$115,373	$1,272,546

Other Securities:
GSE debentures	$1,167,570	$—	$23,632	$1,143,938
Corporate bonds	156,156	9,226	1,246	164,136
Capital trust notes	273,654	11,449	154	284,949

Total other securities	$1,597,380	$20,675	$25,032	$1,593,023

Total securities held to maturity	$2,985,197	$20,777	$140,405	$2,865,569

The Company had $423.1 million and $404.3 million of Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost, at December 31, 2007 and 2006, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB-NY.

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2007 and 2006:

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$217,855	$3,984	$4	$221,835
GSE CMOs	599,936	6,848	7,762	599,022
Private label CMOs	155,213	—	2,746	152,467

Total mortgage-related securities	$973,004	$10,832	$10,512	$973,324

Other Securities:
GSE debentures	$178,389	$9,535	$—	$187,924
U.S. Treasury obligations	1,098	14	—	1,112
Corporate bonds	55,818	38	6,930	48,926
State, county, and municipal	6,526	3	78	6,451
Capital trust notes	71,149	1,786	5,975	66,960
Preferred stock	59,900	—	8,812	51,088
Common stock	48,537	211	3,277	45,471

Total other securities	$421,417	$11,587	$25,072	$407,932

Total securities available for sale	$1,394,421	$22,419	$35,584	$1,381,256

	December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Mortgage-related Securities:
GSE certificates	$835,965	$218	$36,693	$799,490
GSE CMOs	345,558	—	13,920	331,638
Private label CMOs	547,635	—	15,635	532,000
Other mortgage-related securities	1,209	—	—	1,209

Total mortgage-related securities	$1,730,367	$218	$66,248	$1,664,337

Other Securities:
GSE debentures	$100,607	$1,091	$48	$101,650
U.S. Treasury obligations	1,096	3	—	1,099
Corporate bonds	39,673	—	2,548	37,125
State, county, and municipal	6,644	1	91	6,554
Foreign government bonds	1,002	—	—	1,002
Capital trust notes	20,750	—	3,453	17,297
Preferred stock	65,930	255	400	65,785
Common stock	45,904	429	395	45,938

Total other securities	$281,606	$1,779	$6,935	$276,450

Total securities available for sale	$2,011,973	$1,997	$73,183	$1,940,787

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2007, 2006, and 2005:

	December 31,
(in thousands)	2007	2006	2005
Gross proceeds	$2,115,530	$1,245,014	$518,264
Gross realized gains	9,195	3,263	3,555
Gross realized losses	7,307	230	556

In connection with the repositioning of the balance sheet following the PennFed acquisition, the Company securitized $593.8 million of the one- to four-family loans that had been acquired in the transaction in the second quarter of 2007, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The resultant securities were recorded in the available-for-sale securities portfolio at an initial cost basis of $588.4 million, and were subsequently sold in the third quarter of the year.

The following table summarizes the amortized cost and estimated market value of held-to-maturity and available-for-sale debt securities at December 31, 2007 by contractual maturity. The amortized cost and estimated market value of mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of said securities, as indicated below. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Amortized Cost
(dollars in thousands)	Mortgage -related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities	Average Yield	Fair Market Value
Held-to-maturity Debt Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$—	—%	$—
Due from one to five years	—	—	150,000	4.16	—	—	46,882	7.27	198,024
Due from five to ten years	—	—	629,966	5.69	—	—	—	—	636,294
Due after ten years	2,479,483	4.96	750,448	5.14	—	—	305,866	7.08	3,489,876

Total debt securities held to maturity	$2,479,483	4.96%	$1,530,414	5.27%	$—	—%	$352,748	7.11%	$4,324,194

Available-for-sale Debt Securities:(2)
Due within one year	$—	—%	$1,098	4.96%	$—	—%	$—	—%	$1,112
Due from one to five years	641	5.33	84,825	5.21	373	5.38	1,113	5.60	89,236
Due from five to ten years	21,301	6.59	8,969	4.81	632	6.27	14,705	7.48	45,213
Due after ten years	951,062	5.28	84,595	6.30	5,521	6.61	111,149	7.07	1,149,136

Total debt securities available for sale	$973,004	5.30%	$179,487	5.70%	$6,526	6.51%	$126,967	7.11%	$1,284,697

(1)	Not presented on a tax-equivalent basis.
(2)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had no commitments to purchase securities at December 31, 2007.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2007 and 2006:

At December 31, 2007	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-maturity Debt Securities:
GSE CMOs	$—	$—	$1,107,216	$70,697	$1,107,216	$70,697
Corporate bonds	44,685	1,339	24,729	305	69,414	1,644
Capital trust notes	116,203	5,499	15,586	181	131,789	5,680

Total temporarily impaired held-to-maturity debt securities	$160,888	$6,838	$1,147,531	$71,183	$1,308,419	$78,021

Temporarily Impaired Available-for-sale Securities:
Debt Securities:
GSE debentures	$—	$—	$898	$4	$898	$4
GSE CMOs	—	—	276,648	7,762	276,648	7,762
Private label CMOs	—	—	152,468	2,746	152,468	2,746
Corporate bonds	17,774	1,930	20,000	5,000	37,774	6,930
State, county, and municipal	537	1	5,416	77	5,953	78
Capital trust notes	39,143	4,239	2,975	1,736	42,118	5,975

Total temporarily impaired available-for-sale debt securities	$57,454	$6,170	$458,405	$17,325	$515,859	$23,495
Equity securities	77,679	12,089	—	—	77,679	12,089

Total temporarily impaired available-for-sale securities	$135,133	$18,259	$458,405	$17,325	$593,538	$35,584

At December 31, 2006	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-maturity Debt Securities:
GSE debentures	$—	$—	$1,143,938	$23,632	$1,143,938	$23,632
GSE CMOs	—	—	1,260,689	115,373	1,260,689	115,373
Corporate bonds	—	—	24,872	1,246	24,872	1,246
Capital trust notes	10,421	96	5,210	58	15,631	154

Total temporarily impaired held-to-maturity debt securities	$10,421	$96	$2,434,709	$140,309	$2,445,130	$140,405

Temporarily Impaired Available-for-sale Securities:
Debt Securities:
GSE debentures	$4,813	$48	$—	$—	$4,813	$48
GSE certificates	17,156	197	747,649	36,496	764,805	36,693
GSE CMOs	—	—	331,638	13,920	331,638	13,920
Private label CMOs	—	—	532,000	15,635	532,000	15,635
Corporate bonds	4,625	48	22,500	2,500	27,125	2,548
State, county, and municipal	406	2	5,647	89	6,053	91
Capital trust notes	13,028	2,004	4,269	1,449	17,297	3,453

Total temporarily impaired available-for-sale debt securities	$40,028	$2,299	$1,643,703	$70,089	$1,683,731	$72,388
Equity securities	49,256	795	—	—	49,256	795

Total temporarily impaired available-for-sale securities	$89,284	$3,094	$1,643,703	$70,089	$1,732,987	$73,183

At December 31, 2007 and 2006, approximately 71% and 85%, respectively, of the unrealized losses on the securities portfolio stemmed from GSE certificates, GSE CMOs, and private label CMOs (defined as CMOs issued by entities other than GSEs). By virtue of the underlying collateral or structure, which is more often than not sequential, the Company’s private label CMOs are AAA-rated. The Company believes that price movements in all three types of securities are dependent upon movements in market interest rates, rather than on credit risk, since the credit risk inherent in these securities is negligible. The remaining unrealized losses on the securities portfolio were on corporate bonds, capital trust notes, state and municipal obligations, and equity securities.

The evaluation of impairment considers numerous factors, and their relative significance varies from case to case. Among the factors considered are the length of time and extent to which the market value has been less than the cost of the security; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the security in order to allow for an anticipated recovery in market value. If, based on such analysis, it is determined that the impairment is other than temporary, the security is written down to fair value, and a loss is recognized through earnings.

In the second quarter of 2007, the Company recorded a $57.0 million loss in its Consolidated Statement of Income and Comprehensive Income on the other-than-temporary impairment of certain available-for-sale mortgage-related securities. The impairment was recorded in connection with the repositioning of the balance sheet that followed the acquisition of PennFed in the second quarter. In July 2007, the Company sold the impaired securities at a pre-tax loss of $7.3 million which was recognized in non-interest income in the three months ended September 30, 2007. In 2006, the Company recorded a $313,000 loss on the other-than-temporary impairment of certain equity securities. The Company determined that there was no other-than-temporary impairment of its securities in 2005.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2007 consisted of 28 mortgage-related securities, five municipal bonds, four corporate debt obligations, and three capital trust notes. At December 31, 2006, the investment securities designated as having a continuous loss position for twelve months or more consisted of 49 mortgage-related securities, seven municipal bonds, four corporate debt obligations, two capital trust notes, and 10 GSE obligations. The market value of these securities represented unrealized losses of $88.5 million and $210.4 million, respectively, at December 31, 2007 and 2006. At December 31, 2007, the fair value of securities having a continuous loss position for twelve months or more was 5.2% below their collective amortized cost of $1.7 billion. At December 31, 2006, the fair value of such securities was 4.9% below their collective amortized cost of $4.3 billion.

Management expects that the unrealized losses on securities at December 31, 2007 will be recovered within a reasonable time through a typical interest rate cycle; that the Company has the ability and intent to retain these securities until recovery of market value; and that the debt securities will be repaid in accordance with their terms. Accordingly, management has concluded that none of the Company’s securities were other-than-temporarily impaired at December 31, 2007.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2007 and 2006:

	December 31,
(in thousands)	2007	2006
Mortgage Loans:
Multi-family	$14,052,298	$14,529,097
Commercial real estate	3,828,334	3,114,440
Construction	1,138,851	1,102,732
1-4 family	380,824	230,508

Total mortgage loans	19,400,307	18,976,777
Net deferred loan origination (fees) costs	(1,512)	651

Mortgage loans, net	$19,398,795	$18,977,428

Other Loans:
Commercial and industrial	$705,810	$643,116
Consumer	255,055	26,598
Auto leases, net	4,340	7,079

Total other loans	$965,205	$676,793
Net deferred loan origination fees	(752)	(1,330)

Total other loans, net	964,453	675,463
Less: Allowance for loan losses	92,794	85,389

Loans, net	$20,270,454	$19,567,502

The Company is primarily a multi-family mortgage lender, with a significant portion of its loan portfolio secured by buildings in New York City that are largely rent-controlled or rent-stabilized. At December 31, 2007, approximately 72% of the loan portfolio was secured by properties in New York City, with Manhattan accounting for approximately 42% of the City’s share.

To diversify its asset mix, the Company also originates commercial real estate loans, primarily in New York City, New Jersey, and Long Island, and, to a lesser extent, construction loans and commercial and industrial (“C&I”) loans. Construction loans are primarily originated for land acquisition, development, and construction of multi-family and residential tract projects in New York City and Long Island, while C&I loans are made to small and mid-size businesses on both a secured and unsecured basis, for working capital, business expansion, and the purchase of machinery and equipment.

As the majority of the buildings and properties securing the Company’s loans, and a majority of its customers’ businesses, are located in the Metro New York/New Jersey region, the ability of its borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by local economic conditions and changes in the local real estate market. Although the performance of the Company’s loan portfolio has been consistently solid, the recent downturn in the credit cycle and the related decline in real estate values could have an adverse impact of the Company’s operating results. In addition to a decline in net interest income, the Company could experience an increase in charge-offs and/or determine that provisions for loan losses need to be made.

The Company originates one- to four-family mortgage loans on a pass-through basis, and sells such loans shortly after closing to a third-party conduit, servicing-released. Under the conduit program, the Company sold one- to four-family loans totaling $62.1 million, $59.0 million, and $93.2 million in 2007, 2006, and 2005, respectively, and recorded aggregate net gains of $705,000, $693,000, and $846,000, respectively, on such sales. Loans originated and held for sale through the conduit program are included in “consumer loans” in the preceding table. At December 31, 2007, the Company had no such loans outstanding; at December 31, 2006, the Company had $1.5 million of one- to four-family loans held for sale.

The Company services mortgage loans for various third parties, including, but not limited to, Savings Bank Life Insurance (“SBLI”), FNMA, FHLMC, and the State of New York Mortgage Agency (“SONYMA”). At December 31, 2007, the unpaid principal balance of serviced loans amounted to $933.7 million; at December 31, 2006, the unpaid principal balance was $310.4 million. The custodial escrow balances maintained in connection with such loans amounted to $5.5 million and $5.2 million, respectively, at the corresponding dates.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005:

	December 31,
(in thousands)	2007	2006	2005
Balance, beginning of year	$85,389	$79,705	$78,057
Charge-offs	(431)	(420)	(21)
Allowance acquired in business combinations	7,836	6,104	1,669

Balance, end of year	$92,794	$85,389	$79,705

The Company made no provisions for loan losses in 2007, 2006, or 2005. Non-accrual loans amounted to $22.2 million, $21.2 million, and $16.9 million, respectively, at December 31, 2007, 2006, and 2005. There were no loans 90 days or more delinquent and still accruing interest at December 31, 2007 or 2006, and a single loan totaling $10.7 million that was 90 days or more delinquent and still accruing interest at December 31, 2005.

The interest income that would have been recorded under the original terms of non-accrual loans at December 31, 2007 and the interest income actually recorded in the years ended December 31, 2007, 2006, and 2005, are summarized below:

	December 31,
(in thousands)	2007	2006	2005
Interest income that would have been recorded	$1,832	$2,214	$3,109
Interest income actually recorded	(844)	(399)	(319)

Interest income foregone	$988	$1,815	$2,790

The Company had no impaired loans at December 31, 2007 and $12.7 million of impaired loans at December 31, 2006. No valuation allowance was deemed to be needed at the latter date. The average balances of impaired loans in 2007, 2006, and 2005 were $8.0 million, $19.0 million, and $17.0 million, respectively, and the interest income recorded on these loans, which was not materially different from cash-basis interest income, amounted to $2.0 million, $3.0 million and $1.6 million, respectively.

In conjunction with the Synergy and Atlantic Bank transactions, the Company acquired certain loans for which there was, at the time of acquisition, evidence of deteriorating credit quality and for which it was probable that not all contractually required payments would be collected. Those loans are segregated from the remaining acquired portfolios and are being accounted for under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). The Company also considered if there was evidence of deteriorating credit quality for the loans acquired in the PennFed acquisition and determined that none of these loans were required to be accounted for in accordance with SOP 03-3.

The carrying amounts of loans accounted for under SOP 03-3 are included in “Loans, net” in the Consolidated Statements of Condition. The contractual amounts outstanding and the carrying amounts at December 31, 2007 and 2006 of such loans are summarized as follows:

(in thousands)	2007	2006
Commercial and industrial loans	$3,146	$3,268
Construction and commercial real estate loans	1,480	189
Other loans	552	—
Auto leases	122	2,177

Total outstanding	$5,300	$5,634
Total carrying amount	$3,466	$1,933

The Company did not record any accretable yield relating to these loans.

The following table summarizes loans that were acquired in 2007 and 2006 for which it was probable at the time of acquisition that not all contractually required payments would be collected:

(in thousands)	2007	2006
Contractually required payments receivable at acquisition:
Commercial real estate and construction loans	$1,480	$189
Other loans	552	—
Commercial and industrial loans	—	709

Total	$2,032	$898

Nonaccretable difference (expected losses and foregone interest) at acquisition	504	275

Cash flows expected to be collected at acquisition	$1,528	$623

Accretable yield (interest component of expected cash flows)	$—	$—

Basis in acquired loans at acquisition	$1,528	$623

There were no loans acquired that were not accounted for using the income recognition model of SOP 03-3. In addition, the Company was able to reasonably estimate the cash flows expected to be collected in connection with these loans.

NOTE 7: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2007 and 2006:

	December 31,
	2007			2006
(dollars in thousands)	Amount	Percent of Total	Weighted Average Rate(1)	Amount	Percent of Total	Weighted Average Rate(1)
NOW and money market accounts	$2,456,756	18.67%	2.84%	$3,156,988	25.02%	3.24%
Savings accounts	2,514,189	19.11	1.10	2,394,145	18.97	0.93
Certificates of deposit	6,913,036	52.54	4.53	5,944,585	47.11	4.62
Non-interest-bearing accounts	1,273,352	9.68	—	1,123,286	8.90	—

Total deposits	$13,157,333	100.00%	3.12%	$12,619,004	100.00%	3.16%

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2007 and 2006, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $6.3 million and $3.5 million, respectively.

The scheduled maturities of certificates of deposit (“CDs”) at December 31, 2007 are as follows:

(in thousands)
1 year or less	$5,992,111
More than 1 year through 2 years	581,956
More than 2 years through 3 years	83,484
More than 3 years through 4 years	63,209
More than 4 years through 5 years	105,726
Over 5 years	86,550

Total certificates of deposit	$6,913,036

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2007:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	3 – 6 Months	6 – 12 Months	Over 12 Months	Total
Total	$477,308	$305,675	$387,418	$1,489,978	$2,660,379

At December 31, 2007 and 2006, the aggregate amounts of CDs of $100,000 or more were $2.7 billion and $2.1 billion, respectively.

Included in total deposits at December 31, 2007 and 2006 were brokered deposits totaling $590.5 million and $943.8 million, respectively.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2007 and 2006:

	December 31,
(in thousands)	2007	2006
FHLB-NY advances	$7,782,390	$7,240,684
Repurchase agreements	4,411,220	3,767,649
Federal funds purchased	—	62,000
Junior subordinated debentures	484,843	455,659
Senior debt	75,219	192,016
Preferred stock of subsidiaries	162,000	162,000

Total borrowed funds	$12,915,672	$11,880,008

Accrued interest on borrowed funds is included in “other liabilities” in the Consolidated Statements of Condition, and amounted to $60.3 million and $62.2 million, respectively, at December 31, 2007 and 2006.

In 2007 and 2006, respectively, the Company recorded, in non-interest income, losses of $1.8 million and $1.9 million in connection with the write-off of unamortized issuance costs stemming from the redemption of certain trust preferred securities. During these years, the Company also recorded respective charges of $3.2 million and $26.5 million for the prepayment of wholesale borrowings in connection with the repositioning of the balance sheet following the acquisitions of PennFed and Atlantic Bank.

Federal Home Loan Bank of New York Advances

FHLB-NY advances totaled $7.8 billion and $7.2 billion, respectively, at December 31, 2007 and 2006. The contractual maturities and the next call dates of the outstanding FHLB-NY advances at December 31, 2007 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
2008	$52,368	5.57%	$4,366,758	4.43%
2009	434	3.86	2,465,433	4.40
2010	449,908	5.63	549,908	3.75
2011	414,197	4.77	400,000	4.76
2012	200,000	3.93	—	—
2013	9,880	2.64	—	—
2015	400,000	3.79	—	—
2016	2,615,000	4.44	—	—
2017	3,640,312	4.23	—	—
2025	291	7.82	291	7.82

	$7,782,390	4.39%	$7,782,390	4.39%

(1)	Excludes the effect of purchase accounting adjustments.

FHLB-NY advances include both straight fixed-rate advances and advances under the FHLB-NY convertible advance program, which gives the FHLB-NY the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

The following table sets forth certain information regarding FHLB-NY advances at or for the years ended December 31, 2007, 2006, and 2005:

	At or For the Years Ended December 31,
(dollars in millions)	2007	2006	2005
Average balance during the year	$7,119	$6,360	$4,609
Maximum balance at any month-end during the year	7,782	7,241	5,409
Balance outstanding at end of year	7,782	7,241	5,409
Weighted average interest rate during the year(1)	4.46%	4.28%	4.31%
Weighted average interest rate at end of year(1)	4.39	4.21	4.31

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2007, the Banks had a combined overnight line of credit of $300.0 million with the FHLB-NY. There were no borrowings under this line of credit at December 31, 2007. At December 31, 2006, borrowings under this line of credit amounted to $196.2 million. At December 31, 2007, the Company also had access to funds through a $200.0 million one-month facility with the FHLB-NY. There were no borrowings outstanding under this facility at December 31, 2007 or 2006. FHLB-NY advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, which may consist of eligible loans, mortgage-related securities, and/or equity shares in certain subsidiaries. At December 31, 2007, the Company’s FHLB-NY borrowings were collateralized by FHLB-NY stock, a blanket assignment of qualifying mortgage loans, and securities of $28.9 million.

The interest expense on FHLB-NY advances was $304.4 million, $247.6 million, and $162.5 million, respectively, for the years ended December 31, 2007, 2006, and 2005.

Repurchase Agreements

Repurchase agreements totaled $4.4 billion and $3.8 billion, respectively, at December 31, 2007 and 2006. The following table provides the contractual maturities and weighted average interest rates of repurchase agreements, and the amortized cost and fair value, including accrued interest, of the securities collateralizing the repurchase agreements, at December 31, 2007:

(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate(1)	Mortgage-related Securities		GSE Debentures and U.S. Treasury Obligations
			Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 90 days (2)	$4,411,220	4.27%	$3,269,965	$3,226,852	$1,533,870	$1,546,649

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Contractual maturities range from three to 15 years.

At December 31, 2007 and 2006, the accrued interest on repurchase agreements amounted to $19.9 million and $16.3 million, respectively. The interest expense on repurchase agreements was $153.7 million, $147.1 million, and $159.7 million, respectively, for the years ended December 31, 2007, 2006, and 2005. At December 31, 2007, $3.7 billion of the Company’s repurchase agreements were callable in 2008, with a weighted average interest rate of 4.24%. In 2009, $393.0 million are callable with a weighted average interest rate of 4.03%.

The following table sets forth certain information regarding short-term repurchase agreements (i.e., repurchase agreements with contractual maturities of less than one year) at or for the years ended December 31, 2007, 2006, and 2005:

	At or For the Years Ended December 31,
(dollars in millions)	2007	2006	2005
Average balance during the year	$2.9	$111.6	$104.1
Maximum balance at any month-end during the year	—	299.3	372.0
Balance outstanding at end of year	—	—	102.4
Weighted average interest rate during the year(1)	5.34%	4.74%	3.05%
Weighted average interest rate at end of year(1)	—	—	4.31

(1)	Excludes the effect of purchase accounting adjustments.

Federal Funds Purchased

The Company had no federal funds purchased at December 31, 2007 and $62.0 million at December 31, 2006. The interest expense on federal funds purchased was $687,000, $1.7 million, and $101,000, respectively, for the years ended December 31, 2007, 2006, and 2005.

In 2007, the average balance of federal funds purchased amounted to $20.8 million and had a weighted average interest rate of 3.30%. In 2006, the average balance of federal funds purchased amounted to $38.6 million and had a weighted average interest rate of 4.31%. All of the federal funds purchased during 2007 had contractual maturities of less than 90 days.

Junior Subordinated Debentures

Junior subordinated debentures totaled $484.8 million and $455.7 million, respectively, at December 31, 2007 and 2006. The following junior subordinated debentures were outstanding at December 31, 2007:

(dollars in thousands)
Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens County Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,722	183,217	November 4, 2002	November 1, 2051	November 4, 2007
New York Community Capital Trust X	6.591	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	8,122	7,890	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	14,031	13,659	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	8.241	31,139	30,211	June 2, 2003	June 15, 2033	June 15, 2008
New York Community Capital Trust XI	6.480	67,011	65,000	April 16, 2007	June 30, 2037	June 30, 2012

Total junior subordinated debentures		$484,843	$467,527

(1)	Excludes the effect of purchase accounting adjustments.

On November 4, 2002, the Company completed a public offering of 5,500,000 BONUSES Units, including 700,000 that were sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $50.00 per share. The Company realized net proceeds from the offering of approximately $267.3 million. Each BONUSES Unit consists of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company (for a total of approximately 13.7 million common shares) at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00% on the $50.00 per share liquidation amount. The warrants and capital securities were non-callable for five years from the date of issuance and were not called by the Company when the five-year period passed on November 4, 2007.

The gross proceeds of the BONUSES Units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants was $92.4 million, and was recorded as a component of additional “paid-in capital” in the Company’s consolidated financial statements. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount and amortized to “interest expense” over the 49-year life of the capital securities on a level-yield basis. Issuance costs related to the BONUSES Units totaled $7.7 million, with $5.1 million allocated to the capital security, and were reflected in “other assets” in the Consolidated Statements of Condition; as of December 31, 2007, all such costs have been fully amortized. The portion of issuance costs allocated to the warrants totaled $2.6 million and was treated as a reduction in paid-in capital.

In addition to the trust established in connection with the issuance of the BONUSES Units, the Company has eight business trusts of which it owns all of the common securities: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, New York Community Capital Trust X, LIF Statutory Trust I, PennFed Capital Trust II, PennFed Capital Trust III, and New York Community Capital Trust XI (the “Trusts”). New York Community Capital Trust X was established on December 5, 2006, in connection with the redemptions of NYCB Capital Trust I and New York Community Statutory Trusts I and II. New York Community Capital Trust XI was formed on April 15, 2007 in connection with the redemptions of Haven Capital Trust I and Roslyn Preferred Trust I. PennFed Capital Trust II and PennFed Capital Trust III were assumed by the Company in the PennFed acquisition. The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the preceding table. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2007, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital.

The interest expense on junior subordinated debentures was $40.3 million, $42.7 million, and $37.6 million, respectively, for the years ended December 31, 2007, 2006, and 2005.

In the second quarter of 2003, the Company entered into four interest rate swap agreements. The agreements effectively converted four of the Company’s capital securities from fixed-rate to variable-rate instruments. Under these agreements, which were designated and accounted for as “fair value hedges” aggregating a notional value of $65.0 million, the Company received a fixed interest rate of 10.51% which was equal to the interest due to the holders of the four capital securities, and paid a floating interest rate that was tied to the three-month London Interbank Offered Rate (“LIBOR”). In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company concluded in the first quarter of 2006 that its interest rate swap transactions did not qualify for the short-cut accounting method. Accordingly, during said quarter, the Company re-designated three of the swaps associated with these transactions as fair value hedges under the long-haul accounting method, in order to qualify them for fair value hedge accounting under SFAS No. 133, effective March 31, 2006. In connection with this action, a pre-tax mark-to-market loss on interest rate swaps of $6.1 million was recorded in “non-interest income” in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2006. In the second quarter of 2006, in connection with the repositioning of its liabilities following the Atlantic Bank acquisition, the Company terminated its interest rate swap agreements. The termination resulted in a pre-tax charge of $1.1 million which is recorded in “non-interest expense” in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2006.

Senior Debt

On November 13, 2002, Roslyn Bancorp, Inc. (“Roslyn”), which merged with and into the Company on October 31, 2003, issued $115.0 million of 5.75% unsecured senior notes at a price of 99.785%. These notes matured on November 15, 2007. On November 21, 2001, Roslyn issued $75.0 million of 7.50% unsecured senior notes at par, with a maturity date of December 1, 2008. Interest on such notes is paid semi-annually on June 1 and December 1 of each year.

The interest expense on senior debt amounted to $10.1 million, $9.8 million, and $8.4 million in the years ended December 31, 2007, 2006, and 2005, respectively.

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

On October 27, 2003, Roslyn Real Estate Asset Corp. (“RREA”), a second-tier subsidiary that was acquired by the Company in the Roslyn merger, completed the sale of $102.0 million of capital securities in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the 33 Act. The capital securities consisted of $12.5 million, or 125 shares, of RREA Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series C Preferred Stock”) and $89.5 million, or 895 shares, of RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series D Preferred Stock”). Dividends on the RREA Series C Preferred Stock are payable quarterly at an annual rate of 8.95% of its stated value. The RREA Series C Preferred Stock may be redeemed by the Company on or after September 30, 2023. Dividends on the RREA Series D Preferred Stock were payable quarterly at an annual rate equal to 4.79% for the period from September 30, 2003 to, but excluding, December 31, 2003, and payable thereafter at an annual rate equal to LIBOR plus 3.65% of its stated value. The RREA Series D Preferred Stock may be redeemed by the Company on or after September 30, 2008. The dividend rate on the RREA Series D Preferred Stock resets quarterly.

Dividends on preferred stock of subsidiaries are reported as interest expense and amounted to $15.1 million, $14.9 million, and $12.5 million, respectively, for the years ended December 31, 2007, 2006, and 2005.

$1.0 Billion Shelf Registration Statement

On October 31, 2005, the Company filed a shelf registration statement which allows the Company to periodically offer and sell, individually or in any combination, debt securities, trust preferred securities, warrants to purchase other securities, depository shares, stock purchase contracts, and stock purchase units (a combination of one or more stock purchase contracts and certain beneficial interests), preferred stock, common stock, and units (which include a combination of any of the preceding securities), up to a total of $1.0 billion. The shelf registration statement, which also served to de-register approximately $195 million of securities that were unissued under a previous shelf registration statement dated May 16, 2003, was declared effective on December 21, 2005. The Company’s ability to issue debt or equity under the shelf registration is subject to market conditions and its capital needs. Under the shelf registration, the Company issued 24,500,000 shares of its common stock on April 18, 2006, at an offering price of $16.35 per share, generating gross proceeds of $400.6 million.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset at December 31, 2007 and 2006:

	December 31,
(in thousands)	2007	2006
Deferred Tax Assets:
Allowance for loan losses	$34,428	$34,465
Purchase accounting adjustments on borrowed funds	8,450	14,708
Merger-related costs	3,267	4,141
Purchase accounting adjustments on loans	23,139	3,429
Compensation and related benefit obligations	29,713	34,712
Purchase accounting adjustments and net unrealized losses on securities	15,504	40,656
Other	12,284	23,962

Gross deferred tax assets	126,785	156,073
Valuation allowance	(3,874)	(10,647)

Deferred tax asset after valuation allowance	122,911	145,426

Deferred Tax Liabilities:
Prepaid pension cost	(11,153)	(3,460)
Amortizable intangibles	(32,473)	(30,509)
Premises and equipment	(11,852)	(20,213)
Undistributed earnings of subsidiaries	—	(25,097)
Other	(6,233)	(7,654)

Gross deferred tax liabilities	(61,711)	(86,933)

Net deferred tax asset	$61,200	$58,493

The net deferred tax asset, which is included in “other assets” in the Consolidated Statements of Condition at December 31, 2007 and 2006, represents the anticipated federal, state, and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

A valuation allowance of $3.9 million was established as an offset to the New York State (“NYS”) deferred tax assets to reflect the likely utilization of NYS net operating loss carryforwards in a manner which would not reduce the NYS tax liability. A valuation allowance of $2.3 million at December 31, 2006, recognized due to the expected reversal of temporary differences in a manner which would not reduce the New York State and City (“New York”) tax liability for 2007, was no longer necessary at December 31, 2007. The Company has determined that it is more likely than not that all remaining temporary differences at December 31, 2007 will provide a benefit in reducing future New York and federal tax liabilities. The gross deferred tax assets include the tax effects of net operating loss carryforwards of $1.4 million for use in the consolidated federal tax return and $102.6 million for the Banks’ combined NYS tax return, none of which will expire until the year 2019. There is no capital loss carryforward to 2008. The entire carryforward from 2006 was utilized to offset capital gains realized during 2007.

The following table summarizes the Company’s income tax expense for the years ended December 31, 2007, 2006, and 2005:

	December 31,
(in thousands)	2007	2006	2005
Federal – current	$94,784	$57,321	$67,681
State and local – current	9,985	2,332	3,535

Total current	104,769	59,653	71,216

Federal – deferred	26,757	42,878	78,528
State and local – deferred	(8,509)	13,598	2,885

Total deferred	18,248	56,476	81,413

Total income tax expense	$123,017	$116,129	$152,629

The following table presents a reconciliation of statutory federal income tax expense to combined effective income tax expense for the years ended December 31, 2007, 2006, and 2005:

	December 31,
(in thousands)	2007	2006	2005
Statutory federal income tax expense at 35%	$140,735	$122,050	$155,650
State and local income taxes, net of federal income tax benefit	959	10,355	4,173
Effect of tax deductibility of ESOP	(3,778)	(2,650)	6,941
Non-taxable income on BOLI	(9,150)	(8,269)	(7,885)
Federal tax credits	(5,766)	(6,061)	(5,614)
Other, net	17	704	(636)

Total income tax expense	$123,017	$116,129	$152,629

FIN 48 prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or may continue to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007 decreased its income tax liability for unrecognized tax benefits by $4.1 million through a $3.5 million reduction in the opening balance of goodwill and a $567,000 increase in the opening balance of retained earnings. After its adoption of FIN 48, the Company had $26.8 million of unrecognized gross tax benefits on January 1, 2007.

As of December 31, 2007, the Company had $24.7 million of unrecognized gross tax benefits.

As a result of developments and settlements of tax audits conducted by the IRS and New York, the Company adjusted its liability for unrecognized tax benefits and related interest accrual during 2007. These adjustments had an immaterial impact on the Company’s tax expense for 2007 and on its goodwill balances.

The total amount of net unrecognized tax benefits that would affect the effective tax rate, if recognized, would be $8.3 million, with the balance of such net unrecognized tax benefits relating to potential adjustments to goodwill or paid-in capital.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. Accrued interest on tax liabilities was $2.0 million at December 31, 2007 and $1.9 million at January 1, 2007.

The following table summarizes changes in the liability for unrecognized gross tax benefits for 2007:

(in thousands)	For the Year Ended December 31, 2007
Uncertain tax positions at beginning of year	$26,753
Additions for tax positions relating to current year operations	—
Additions for tax positions relating to prior tax years	8,254
Subtractions for tax positions relating to prior tax years	(38)
Reductions in balance due to settlements	(10,265)

Uncertain tax positions at December 31, 2007	$24,704

The Company and its acquired companies have filed tax returns in many states. The following are the more significant tax filings which are open for examination:

•	Federal tax filings of the Company and acquired companies for the tax years 2002 through the present;

•	New York City tax filings of the Company for the tax years 2005 through the present;

•	New York City tax filings of acquired companies for varying tax periods, including 2001 through the present; and

•	New Jersey tax filings of the Company and acquired companies for varying periods, including 2003 through the present.

In addition, there are tax receivables of $36.8 million from various carryback claims and amended returns which are also subject to examination and can be disallowed based on findings relating to the determination of tax in the carryback or amended tax years.

It is reasonably possible that there will be developments within the next twelve months, including audit resolutions, which will necessitate an adjustment to the balance of unrecognized tax benefits. The Company believes that the range of possible adjustments for each tax position is not significant when compared to the aggregate balance and that such adjustments would not materially impact its results of operations during this time frame.

As a savings institution, the Community Bank is subject to special provisions in the federal and New York tax laws regarding its tax bad debt reserves and, for New York purposes, its allowable tax bad debt deduction. At each of December 31, 2007 and 2006, the Community Bank’s federal, New York State, and New York City tax bad debt base-year reserves were $45.1 million, $109.7 million, and $121.2 million, respectively. Related net deferred tax liabilities of $15.8 million, $5.3 million, and $2.1 million, respectively, have not been recognized since the Community Bank does not expect that these reserves will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (1) redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company; and (2) failure of the Community Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York tax purposes.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2007 and 2006, the Company had pledged mortgage-related securities held to maturity with carrying values of $2.4 billion and $1.4 billion at the respective dates. The Company also had pledged other securities held to maturity with carrying values of $1.5 billion and $1.2 billion at the corresponding dates. In addition, the Company had pledged available-for-sale mortgage-related securities and other securities with respective carrying values of $944.2 million and $140.0 million at December 31, 2007, and $1.6 billion and $102.1 million at December 31, 2006. The pledged securities primarily serve as collateral for the Company’s repurchase agreements.

Loan Commitments

At December 31, 2007 and 2006, the Company had commitments to originate loans, including unadvanced lines of credit, of approximately $1.2 billion and $1.2 billion, respectively. The majority of the outstanding loan commitments at December 31, 2007 had an adjustable rate of interest, and were expected to close within 90 days. The Company had no commitments to originate loans held for sale at December 31, 2007.

Lease and License Commitments

At December 31, 2007, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2008	$21,739
2009	20,766
2010	19,250
2011	17,636
2012	15,973
2013 and thereafter	58,800

Total minimum future rentals	$154,164

The rental expense under these leases is included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $22.9 million, $20.8 million, and $16.1 million in the years ended December 31, 2007, 2006, and 2005, respectively. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $2.7 million, $1.8 million, and $1.8 million in the corresponding periods. Minimum future rental income under non-cancelable sublease agreements aggregated $3.5 million at December 31, 2007.

On December 15, 2000, the Company relocated its corporate headquarters to the former headquarters of Haven Bancorp, Inc. (“Haven”) in Westbury, New York. Haven’s primary subsidiary, CFS Bank, had purchased the office building and land in December 1997 under a lease agreement and Payment-in-Lieu-of-Tax (“PILOT”) agreement with the Town of Hempstead Industrial Development Agency (the “IDA”). Under the IDA and PILOT agreements, the Company sold the building and land to the IDA and is leasing them for $1.00 per year for a lease term that was initially scheduled to expire on December 31, 2007 and that has been extended to December 31, 2008. The Company will repurchase the building and land for $1.00 upon expiration of the extended lease term in exchange for IDA financial assistance in the event that the Company does not enter into a new IDA or PILOT agreement.

Financial Guarantees

The Company provides guarantees and indemnifications to its customers to enable them to complete a wide variety of business transactions and to enhance their credit standing. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” such guarantees are recorded at their respective fair values in “other liabilities” in the Consolidated Statements of Condition, and amounted to $372,000 at December 31, 2007. The Company deems the fair value of the guarantees to equal the consideration received.

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2007:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$27,358	$950	$28,308	$28,308
Performance stand-by letters of credit	9,622	5,010	14,632	14,632
Commercial letters of credit	30,860	—	30,860	30,860
Loans with recourse/indemnification	—	191	191	191

	$67,840	$6,151	$73,991	$73,991

The maximum potential amount of future payments represents the notional amounts that could be funded and lost under the guarantees and indemnifications if there were a total default by the guaranteed parties or indemnification provisions were triggered as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of performance, financial stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that the Company has sold or otherwise transferred to a third party. Also outstanding at December 31, 2007, were $262,000 of bankers acceptances.

In 2007, the Company recorded in non-interest income a $1.0 million Visa litigation charge relating to its membership interest in Visa U.S.A., a Visa, Inc. subsidiary. In October 2007, Visa completed a reorganization in contemplation of its initial public offering, which is expected to occur in 2008. As part of that reorganization, the Community Bank and the former Synergy Bank, along with many other banks across the nation, received shares of common stock of Visa, Inc. In accordance with GAAP, the Company has not yet recognized any value for its common stock ownership interest in Visa, Inc.

Visa claims that all of the Visa U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa is expected to set aside a portion of the proceeds from its initial public offering in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, and plans to reduce the amount of shares to be allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa member banks were required to record a liability for the fair value of their related contingent obligation to Visa, based on the percentage of their membership interest. The Visa litigation charge was established based on the Company’s best estimate of the combined membership interests of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved.

Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal proceedings. We believe we have meritorious defenses with respect to these cases and intend to defend them vigorously. At the present time, management is not in a position to determine whether resolution of these cases will have a material adverse effect on the Company.

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

In 2004, the Company and various executive officers and directors were named in certain putative securities laws class action lawsuits brought in the United States District Court, Eastern District of New York, and one class action lawsuit brought in the Supreme Court of the State of New York, Kings County that was later removed by the defendants to federal court. On August 9, 2005, the Court consolidated the actions and appointed a Lead Plaintiff. On October 6, 2005, the Lead Plaintiff filed a consolidated amended complaint on behalf of a putative class of persons and entities, other than defendants, who purchased or otherwise acquired the Company’s securities from June 27, 2003 to July 1, 2004, alleging claims under Sections 11 and 12 of the Securities Act of 1933, Sections 10 and 14 of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated pursuant to Section 10 of the Securities Exchange Act of 1934. Plaintiffs allege, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. On September 18, 2006, the Court entered an order dismissing the action in its entirety on the ground that the complaint failed to plead any actionable misstatement or omission. The Lead Plaintiff filed a notice of appeal from that dismissal. Also, the plaintiff in the action removed from state court filed a notice of appeal from the Court’s decision insofar as it declined to remand that action to state court. Each of these appeals subsequently was withdrawn. No further appeal remains pending and the matter has been terminated.

Based upon the same facts and allegations described in the prior paragraph, on November 9, 2004, an additional suit was filed in the Eastern District of New York alleging that the Company and various of its officers violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The suit was brought on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan. The defendants moved to dismiss the ERISA action. On February 6, 2006, the Court granted in part and denied in part the motion to dismiss. The Court ruled that one of the two putative class representatives did not have standing under ERISA, but found that there were issues of fact concerning the standing of the other putative class representative. After the parties engaged in limited discovery concerning the plaintiff’s standing under ERISA, defendants renewed their motion to dismiss. On October 25, 2006, the Court entered an order dismissing the remaining claims in this action on the ground that the plaintiffs lack standing to pursue the claims. On November 20, 2006, plaintiffs filed a notice of appeal, and on December 20, 2007, the Second Circuit issued its order affirming the district court’s dismissal of the plaintiffs’ claims.

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

Management believes that the defendants have meritorious defenses against each of the continuing actions and will vigorously defend both the substantive and procedural aspects of these litigations.

NOTE 11: EMPLOYEE BENEFITS

Retirement Plans

On April 1, 2002, three separate pension plans for employees of the former Queens County Savings Bank, the former CFS Bank, and the former Richmond County Savings Bank were merged together and renamed the “New York Community Bancorp Retirement Plan” (the “New York Community Plan”). The pension plan for employees of the former Roslyn Savings Bank was merged into the New York Community Plan on September 30, 2004. The

New York Community Plan covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements after the “freeze” date. In connection with the acquisition of Atlantic Bank, the Company froze the Atlantic Bank Retirement Plan (the “Atlantic Plan”) on April 28, 2006. The New York Community Plan and the former Atlantic Plan (collectively, the “Plans”) are presented on a consolidated basis in the disclosures that follow, except where otherwise noted. The Plans are subject to the provisions of ERISA.

The following tables set forth certain information regarding the Plans, based on an October 1st measurement date:

(in thousands)	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$111,129	$88,605
Interest cost	6,340	5,386
Actuarial gain	(4,435)	(4,448)
Annuity payments	(5,588)	(4,537)
Settlements	(1,446)	(459)
Acquisition of Atlantic Plan	—	26,582

Benefit obligation at end of year	$106,000	$111,129

Change in Plan Assets:
Fair value of assets at beginning of year	$124,784	$92,285
Actual return on plan assets	16,995	6,877
Annuity payments	(5,588)	(4,537)
Settlements	(1,446)	(459)
Administrative expenses	(306)	—
Acquisition of Atlantic Plan	—	30,618

Fair value of assets at end of year	$134,439	$124,784

Funded status (included in other assets)	$28,439	$13,655

Changes recognized in other comprehensive income for the year:
Amortization of prior service cost	$(202)
Amortization of actuarial gain	(1,011)
Net actuarial gain arising during the year	(10,801)

Total recognized in other comprehensive income for the year (pre-tax)	$(12,014)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost:
Prior service cost	$650	$852
Actuarial loss, net	10,055	21,867

Total accumulated other comprehensive loss (pre-tax)	$10,705	$22,719

The estimated net actuarial loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 are $196,000 and $202,000, respectively.

The following table indicates the discount rate used to determine the benefit obligation at:

	December 31,
	2007	2006
Discount rate	6.3%	5.9%

The discount rate reflects rates at which the benefit obligation could be effectively settled. In determining this rate, the Company considers rates of return on high-quality fixed-income investments currently available and expected to be available during the period to payment of the pension benefits. The expected future payments are discounted based on a portfolio of high-quality rated bonds (AA or better) for which the Company relies on the Citigroup Pension Liability Index, which is developed from the Citigroup Pension Discount Curve published as of the measurement date.

The components of net periodic pension credit were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2007	2006	2005
Components of Net Periodic Pension Credit:
Interest cost	$6,340	$5,386	$4,922
Expected return on plan assets	(10,323)	(8,940)	(7,679)
Amortization of prior service cost	202	202	202
Amortization of unrecognized actuarial loss	1,011	1,524	1,047

Net periodic pension credit	$(2,770)	$(1,828)	$(1,508)

The following table indicates the assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2007	2006	2005
Weighted Average Assumptions:
Discount rate	5.9%	5.7%	6.0%
Expected rate of return on plan assets	8.6	8.6	9.0

New York Community Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “Trust”), a no-load series open-ended mutual fund, and in the Company’s common stock. At December 31, 2007 and 2006, the amounts of New York Community Plan assets invested in the Company’s common stock were $10.6 million and $9.6 million, respectively. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, strategies, and risks, as detailed in the Trust’s prospectus. The Trust has been given partial discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the New York Community Plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the New York Community Plan is no longer underfunded, the bond fund portion will be returned to 35%. The New York Community Plan is not currently underfunded under the Guidelines. Asset rebalancing is scheduled when the investment mix varies more than 10% from the target (i.e., within a 20% target range).

The investment goal of the New York Community Plan is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peers. Performance volatility is monitored, and risk and volatility are further managed by the distinct investment objectives of each of the Trust funds and by the diversification within each fund.

Atlantic Plan assets are invested in seven diversified investment funds managed by SEI Investment Management Co., a series of no-load open-ended mutual funds, and in the Company’s common stock. At December 31, 2007, the amount of Atlantic Plan assets invested in the Company’s common stock was $3.7 million. The investment funds include four equity mutual funds and three bond mutual funds, each with its own investment objectives, investment strategies, and risks, as detailed in the funds’ prospectuses.

The current investment objective of the Atlantic Plan is to be invested 60% in equity securities (i.e., equity mutual funds) and 40% in debt securities (i.e., bond mutual funds). The portfolio is reviewed for rebalancing monthly, with interim adjustments made when the investment mix varies more than 2% from the target (i.e., within a 4% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the Atlantic Plan by exceeding the rate of inflation over the long term. In addition, investment managers are expected to provide above-average performance when compared to their peers. Performance volatility is monitored, and risk and volatility are further managed by the distinct investment objectives of each fund and by the diversification within each fund.

Current Asset Allocation

At October 1, 2007 and 2006, the weighted average asset allocations for the New York Community Plan and the Atlantic Plan were as follows:

	New York Community		Atlantic
	Plan Assets at October 1, 2007	Plan Assets at October 1, 2006	Plan Assets at October 1, 2007	Plan Assets at October 1, 2006
Asset Category:
Equity securities	71%	69%	60%	62%
Debt securities	29	31	40	38

Total	100%	100%	100%	100%

Determination of Long-term Rate of Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, and adjusted to reflect expectations of future returns as applied to the New York Community Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the New York Community Plan’s target allocation, the result is an expected rate of return of 7% to 11%.

In determining the long-term rate of return for the Atlantic Plan assets, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premiums associated with other asset classes, and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the Atlantic Plan’s target asset allocation.

Expected Contributions

The Company expects to contribute $39.2 million to the Plans in 2008.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Plans during the years indicated:

(in thousands)
2008	$7,037
2009	6,482
2010	6,612
2011	6,837
2012	7,551
2013-2017	36,147

Total	$70,666

Qualified Savings Plans

The Company maintains a defined contribution qualified savings plan (the “New York Community Bank Employee Savings Plan”) in which all full-time employees are able to participate after one year of service and having attained age 21. No matching contributions have been made by the Company to this plan since 1993.

In connection with the Atlantic Bank acquisition, all matching contributions to the former Atlantic Bank 401(k) Savings Plan were suspended, effective June 30, 2006. As a result, Company contributions for the year ended December 31, 2006 consisted of $116,000 for the months of May and June.

Deferred Compensation Plan

The Company maintains an unfunded deferred compensation plan for former directors of the Company. The unfunded balances are reflected in “other liabilities” in the Company’s Consolidated Statements of Condition and amounted to $203,000 and $374,000 at December 31, 2007 and 2006, respectively.

Post-retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance, to retired employees, depending on age and years of service at the time of retirement (the “Health & Welfare Plan”). The costs of such benefits are accrued during the years that an employee renders the necessary service.

The following tables set forth certain information regarding the Health & Welfare Plan based on an October 1st measurement date:

(in thousands)	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$20,243	$18,234
Service cost	9	8
Interest cost	1,139	1,050
Actuarial loss	5	909
Premiums/claims paid	(1,622)	(2,071)
Plan amendments	(3,623)	—
Acquisition of Atlantic Plan	—	2,113

Benefit obligation at end of year	$16,151	$20,243

Change in Plan Assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	1,622	2,071
Premiums/claims paid	(1,622)	(2,071)

Fair value of assets at end of year	$—	$—

Funded status (included in other liabilities)	$(16,151)	$(20,243)

Changes recognized in other comprehensive income for the year:
Prior service cost arising during the year	$(3,623)
Amortization of prior service cost	(42)
Amortization of actuarial gain	(117)
Net loss arising during the year	5

Total recognized in other comprehensive income for the year (pre-tax)	$(3,777)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost:
Prior service cost	$(3,588)	$77
Actuarial loss (net)	3,595	3,707

Total accumulated other comprehensive loss (pre-tax)	$7	$3,784

The estimated net actuarial loss and prior service liability that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year amount to $138,000 and $249,000, respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2007	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$9	$8	$9
Interest cost	1,139	1,050	946
Amortization of prior service cost	42	43	43
Amortization of unrecognized actuarial loss	117	69	—

Net periodic benefit cost	$1,307	$1,170	$998

The following table indicates the assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2007	2006	2005
Weighted Average Assumptions:
Discount rate	5.9%	5.5%	6.0%
Current medical trend rate	9.0	9.5	10.0

At December 31, 2007 and 2006, the discount rates were 6.1% and 5.9%, respectively.

Had the assumed medical trend rate increased by 1% in each future year, the accumulated post-retirement benefit obligation at December 31, 2007 would have increased by $295,000; the aggregate of the benefits earned and the interest components of 2007 net post-retirement benefit cost would have increased by $33,000. Had the assumed medical trend rate decreased by 1% in each future year, the accumulated post-retirement benefit obligation at December 31, 2007 would have declined by $492,000; the aggregate of the benefits earned and the interest components of 2007 net post-retirement benefit cost would have declined by $32,000.

The impact of applying FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to the Company’s accumulated post-retirement benefit obligation as of December 31, 2007 was a $766,000 reduction in said obligation and a $310,000 reduction in the net periodic benefit cost for 2007.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan will be used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.8 million to the Health & Welfare Plan to pay premiums and claims for the fiscal year ending December 31, 2008.

Expected Future Payments for Premiums and Claims

The following amounts are expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2008	$1,774
2009	1,726
2010	1,686
2011	1,604
2012	1,406
2013-2017	6,386

Total	$14,582

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

The Community Bank is obligated to repay the loan by making periodic contributions. The obligation to make such contributions is reduced to the extent of any investment earnings realized on such contributions and any dividends paid on shares held in the unallocated ESOP share account. At December 31, 2007 and 2006, the loan had outstanding balances of $2.8 million and $4.1 million, respectively.

As the loan is repaid, shares are released from a suspense account and allocated among participants on the basis of compensation, as described in the ESOP, in the year of allocation. The Community Bank made no contributions to the ESOP during 2007, 2006, or 2005. The investment income and dividends on ESOP shares that were used for debt service in 2007, 2006, and 2005 amounted to approximately $1.5 million, $2.3 million, and $8.1 million, respectively.

All full-time employees who have attained 21 years of age and who have completed twelve consecutive months of credited service are eligible to participate in the ESOP, with benefits vesting on a seven-year basis, starting with 20% in the third year of employment and continuing in 20% increments in each successive year. Benefits are payable upon death, retirement, disability, or separation from service, and may be paid in stock. However, in the event of a change in control, as defined in the ESOP, any unvested portion of benefits shall vest immediately.

In 2007 and 2006, the Company allocated 482,764 and 721,834 shares, respectively, to participants in the ESOP. At December 31, 2007, there were 14,776,066 shares allocated and 977,800 shares remaining for future allocation, with a market value of $17.2 million. The Community Bank recognizes compensation expense for the ESOP based on the average market price of the Company’s common stock during the year at the date of allocation. For the years ended December 31, 2007, 2006, and 2005, the Company recorded ESOP-related compensation expense of $8.6 million, $12.0 million, and $43.7 million, respectively. Included in the respective amounts were special merger-related ESOP allocation expenses of $2.2 million, $5.7 million, and $36.6 million, respectively.

Supplemental Employee Retirement Plan

In 1993, the Community Bank also established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. At both December 31, 2007 and 2006, the SERP maintained $3.1 million of trust-held assets, based upon the cost of said assets. Trust-held assets, consisting entirely of Company common stock, amounted to 959,917 and 906,731 shares at December 31, 2007 and 2006, respectively. The cost of these shares is reflected as contra-equity and additional paid-in capital in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2007, 2006, or 2005.

Stock Incentive and Stock Option Plans

At December 31, 2007, the Company had 8,226,509 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. During 2007, 732,991 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with an average fair value of $17.69 per share on the grant date; 206,900 shares, 485,091 shares, 12,000 shares, and 29,000 shares of such restricted stock vests periodically over a span of two, three, four, and five years, respectively. Compensation cost related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $3.7 million and $43,000 for the years ended December 31, 2007 and 2006, respectively.

A summary of activity with regard to restricted stock awards in the year ended December 31, 2007 is presented in the following table:

	For the Year Ended December 31, 2007
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	47,000	$16.53
Granted	732,991	17.69
Vested	(14,500)	16.54
Cancelled	(7,500)	17.80

Unvested at end of year	757,991	17.64

As of December 31, 2007, unrecognized compensation cost relating to unvested restricted stock totaled $9.9 million and will be recognized over a remaining weighted average period of 2.1 years.

In addition, the Company had eleven stock option plans at December 31, 2007: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

At the time of grant, all options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment were terminated due to death, disability, normal retirement, or in the event of a change in control of the Community Bank or the Company. On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested stock options that were outstanding at that date. A total of 1.4 million options held by 179 individuals were impacted by the Acceleration. All other terms and conditions of the accelerated options remain unchanged. As a result of the Acceleration, the Company was able to avoid recognizing compensation expense that it otherwise would have had to recognize in 2006 and 2007 under SFAS No. 123R.

In connection with its adoption of SFAS No. 123R on January 1, 2006, using the modified prospective approach, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at January 1, 2006, or at any time during 2006 or 2007, the Company did not record any compensation and benefits expense relating to stock options during those years.

Currently, the Company issues new shares of common stock at market value to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2007, 2006, and 2005, respectively, there were 15,763,696; 19,019,717; and 20,313,114 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 144,757 at December 31, 2007.

The status of the Stock Option Plans at December 31, 2007 and changes that occurred during the year ended at that date are summarized below:

	For the Year Ended December 31, 2007
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	19,019,717	$15.12
Assumed in merger transaction	424,503	10.12
Exercised	(3,097,775)	14.57
Forfeited	(582,749)	16.25

Stock options outstanding, end of year	15,763,696	15.05
Options exercisable at year-end	15,763,696	15.05

The intrinsic value of stock options outstanding and exercisable at December 31, 2007 was $43.9 million. The intrinsic values of options exercised during the years ended December 31, 2007 and 2006 were $9.1 million and $5.8 million, respectively.

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

The following table summarizes the carrying values and estimated fair values of the Company’s on-balance-sheet financial instruments at December 31, 2007 and 2006:

	December 31,
	2007		2006
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$335,743	$335,743	$230,759	$230,759
Securities held to maturity	4,362,645	4,324,194	2,985,197	2,865,569
Securities available for sale	1,381,256	1,381,256	1,940,787	1,940,787
FHLB-NY stock	423,069	423,069	404,311	404,311
Loans, net	20,270,454	20,660,655	19,567,502	19,275,924
Financial Liabilities:
Deposits	$13,157,333	$13,182,409	$12,619,004	$12,616,941
Borrowed funds	12,915,672	13,554,895	11,880,008	11,858,795
Mortgagors’ escrow	78,468	78,468	74,736	74,736

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

The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

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

Borrowed Funds

The estimated fair value of borrowed funds is based on either bid quotations received from securities dealers or on the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structure.

Off-balance-sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2007 and 2006.

NOTE 14: RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Banking Department if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal and local taxes. In 2007, the Banks together paid dividends of $200.0 million to the Parent Company; at December 31, 2007, the Banks had combined dividends of $133.0 million that they could pay to the Parent Company without regulatory approval.

NOTE 15: PARENT COMPANY-ONLY FINANCIAL INFORMATION

Following are the condensed financial statements for New York Community Bancorp, Inc. (Parent Company-only):

Condensed Statements of Condition

	December 31,
(in thousands)	2007	2006
ASSETS:
Cash and cash equivalents	$104,416	$312,829
Securities held to maturity	10,000	10,000
Securities available for sale	46,773	17,686
Investments in subsidiaries	4,562,190	3,996,775
Receivable from subsidiaries	2,735	4,572
Other assets	25,867	31,253

Total assets	$4,751,981	$4,373,115

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Senior debt	$75,219	$192,016
Junior subordinated debentures	484,843	455,659
Other liabilities	9,606	35,603

Total liabilities	569,668	683,278

Stockholders’ equity	4,182,313	3,689,837

Total liabilities and stockholders’ equity	$4,751,981	$4,373,115

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2007	2006	2005
Interest income	$6,911	$8,145	$8,866
Dividends received from subsidiaries	200,000	560,000	279,594
Gain on sales of securities	1,220	495	2,869
Loss on debt redemption	(1,848)	(1,859)	—
Loss on mark-to-market of interest rate swaps	—	(6,071)	—
Other income	1,415	1,288	1,160

Gross income	207,698	561,998	292,489
Operating expenses	60,633	63,575	50,896

Income before income tax benefit and equity in undistributed (overdistributed) earnings of subsidiaries	147,065	498,423	241,593
Income tax benefit	(22,373)	(20,754)	(15,865)

Income before equity in undistributed (overdistributed) earnings of subsidiaries	169,438	519,177	257,458
Equity in undistributed (overdistributed) earnings of subsidiaries	109,644	(286,592)	34,627

Net income	$279,082	$232,585	$292,085

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279,082	$232,585	$292,085
Change in other assets	20,423	11,681	19,617
Change in other liabilities	(47,087)	25,420	(4,410)
Net gain on sale of securities	(1,220)	(495)	(2,869)
Other, net	1,350	(677)	3,678
Equity in (undistributed) overdistributed earnings of subsidiaries	(109,644)	286,592	(34,627)

Net cash provided by operating activities	142,904	555,106	273,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(29,158)	—	—
Proceeds from sales and repayments of securities	12,556	8,427	10,636
Payments from (investments in) subsidiaries	44,551	(396,480)	(44,795)
Net cash acquired in business combinations	2,698	—	—

Net cash provided by (used in) investing activities	30,647	(388,053)	(34,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued in secondary offering, net	—	400,119	—
Treasury stock purchases	(168)	(2,415)	(1,158)
Cash dividends paid on common stock	(310,205)	(286,773)	(261,063)
Net cash received from exercise of stock options	44,064	14,183	11,965
Redemption of junior subordinated debentures	(83,123)	(125,034)	—
Issuance of junior subordinated debentures	82,475	123,712	—
Repayment of senior debt	(115,000)	—	—
Cash in lieu of fractional shares	(7)	(2)	—

Net cash (used in) provided by financing activities	(381,964)	123,790	(250,256)

Net (decrease) increase in cash and cash equivalents	(208,413)	290,843	(10,941)

Cash and cash equivalents at beginning of year	312,829	21,986	32,927

Cash and cash equivalents at end of year	$104,416	$312,829	$21,986

NOTE 16: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC.

The following table presents the regulatory capital ratios for the Company at December 31, 2007 and 2006, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-based Capital
At December 31, 2007	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,321,764	8.32%	$2,321,764	12.10%	$2,414,558	12.58%
Minimum for capital adequacy purposes	1,116,168	4.00	767,443	4.00	1,534,886	8.00

Excess	$1,205,596	4.32%	$1,554,321	8.10%	$879,672	4.58%

At December 31, 2006	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,146,665	8.14%	$2,146,665	11.76%	$2,247,054	12.31%
Minimum for capital adequacy purposes	1,055,425	4.00	730,319	4.00	1,460,639	8.00

Excess	$1,091,240	4.14%	$1,416,346	7.76%	$786,415	4.31%

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of total and Tier 1 capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2007, the Banks exceeded all of the capital adequacy requirements to which they were subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following table presents the actual capital amounts and ratios for the Community Bank at December 31, 2007 and 2006 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

At December 31, 2007	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$1,982,073	7.69%	$1,982,073	11.29%	$2,067,725	11.78%
Minimum for capital adequacy purposes	1,031,119	4.00	701,929	4.00	1,403,859	8.00

Excess	$950,954	3.69%	$1,280,144	7.29%	$663,866	3.78%

At December 31, 2006	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$1,735,140	7.10%	$1,735,140	10.48%	$1,813,032	10.95%
Minimum for capital adequacy purposes	977,566	4.00	662,527	4.00	1,325,054	8.00

Excess	$757,574	3.10%	$1,072,613	6.48%	$487,978	2.95%

The following table presents the actual capital amounts and ratios for the Commercial Bank at December 31, 2007 and 2006 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

At December 31, 2007	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$257,089	9.10%	$257,089	11.91%	$264,259	12.24%
Minimum for capital adequacy purposes	113,043	4.00	86,347	4.00	172,695	8.00

Excess	$144,046	5.10%	$170,742	7.91%	$91,564	4.24%

At December 31, 2006	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$277,026	10.01%	$277,026	11.18%	$284,539	11.49%
Minimum for capital adequacy purposes	110,732	4.00	99,081	4.00	198,162	8.00

Excess	$166,294	6.01%	$177,945	7.18%	$86,377	3.49%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2007 is effective using these criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, as stated in their report, included in Item 8 on page 80, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2008 (hereafter referred to as our “2008 Proxy Statement”), under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2008 Proxy Statement, under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,763,696	$15.05	8,371,266
Equity compensation plans not approved by security holders	—	—	—
Total	15,763,696	$15.05	8,371,266

Information regarding security ownership of certain beneficial owners appears in our 2008 Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

Information regarding security ownership of certain beneficial owners and management appears in our 2008 Proxy Statement, under the caption “Information with Respect to the Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2008 Proxy Statement, under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services appears in our 2008 Proxy Statement, under the caption “Audit and Non-audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2007 and 2006;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2007;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2007;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.
2.1	Stock Purchase Agreement between New York Community Bancorp, Inc. and NBG International Holdings B.V., dated as of October 10, 2005(1)

2.2	Unconditional Guaranty Agreement between New York Community Bancorp, Inc. and the National Bank of Greece, dated as of October 10, 2005(1)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation(3)

3.3	Amended and Restated Bylaws(4)

4.1	Specimen Stock Certificate(5)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto(6)

10.2	Retirement Agreement between New York Community Bancorp, Inc. and Michael F. Manzulli (7)

10.3	Retirement Agreement between New York Community Bancorp, Inc. and James J. O’Donovan (7)

10.4	Synergy Financial Group, Inc. 2003 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007) (8)

10.5	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007) (8)

10.6	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers(9)

10.7	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan(10)

10.8	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors(10)

10.9	Form of Queens County Savings Bank Employee Severance Compensation Plan(9)

10.10	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan(9)

10.11	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust(9)

10.12	Incentive Savings Plan of Queens County Savings Bank(11)

10.13	Retirement Plan of Queens County Savings Bank(9)

10.14	Supplemental Benefit Plan of Queens County Savings Bank(12)

10.15	Excess Retirement Benefits Plan of Queens County Savings Bank(9)

10.16	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan(9)

10.17	New York Community Bancorp, Inc. 1997 Stock Option Plan(13)

10.18	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan(14)

10.19	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan(15)

10.20	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan(15)

10.21	Long Island Financial Corp. 1998 Stock Option Plan, as amended(16)

10.22	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated(15)

10.23	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated(17)

10.24	Haven Bancorp, Inc. 1996 Stock Option Plan, as amended and restated(17)

10.25	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated(17)

10.26	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.)(14)

10.27	Richmond County Financial Corp. Stock Compensation Plan(14)

10.28	New York Community Bancorp, Inc. Management Incentive Compensation Plan(18)

10.29	New York Community Bancorp, Inc. 2006 Stock Incentive Plan(18)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated February 29, 2008 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

(1)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on October 14, 2005
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(4)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on June 20, 2007

(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-31565)
(8)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on June 23, 2007, Registration No. 333-135279
(9)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(10)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(11)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated herein by reference into this document from the Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibits filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(14)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(15)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(16)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(17)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998
(18)	Incorporated by reference into this document from the Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2008	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	2/29/08	/s/ Thomas R. Cangemi	2/29/08
Joseph R. Ficalora		Thomas R. Cangemi
Chairman, President, and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ Donald M. Blake	2/29/08	/s/ John J. Pinto	2/29/08
Donald M. Blake		John J. Pinto
Director		Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	2/29/08	/s/ Maureen E. Clancy	2/29/08
Dominick Ciampa		Maureen E. Clancy
Director		Director

/s/ Hanif “Wally” Dahya	2/29/08	/s/ Robert S. Farrell	2/29/08
Hanif “Wally” Dahya		Robert S. Farrell
Director		Director

/s/ William C. Frederick, M.D.	2/29/08	/s/ Max L. Kupferberg	2/29/08
William C. Frederick, M.D.		Max L. Kupferberg
Director		Director

/s/ Michael J. Levine	2/29/08	/s/ Hon. Guy V. Molinari	2/29/08
Michael J. Levine		Hon. Guy V. Molinari
Director		Director

/s/ James J. O’Donovan	2/29/08	/s/ John A. Pileski	2/29/08
James J. O’Donovan		John A. Pileski
Director		Director

/s/ John M. Tsimbinos	2/29/08	/s/ Spiros J. Voutsinas	2/29/08
John M. Tsimbinos		Spiros J. Voutsinas
Director		Director

/s/ Robert Wann	2/29/08
Robert Wann
Director