Form 10-Q
period 2008-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2008-05-12
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Par Value: $0.01

Classes of Common Stock

325,317,514

Number of shares outstanding at

May 5, 2008

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2008

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2008 (unaudited)	December 31, 2007
Assets:
Cash and cash equivalents	$552,251	$335,743
Securities available for sale:
Mortgage-related ($905,496 and $944,225 pledged, respectively)	941,646	973,324
Other ($66,156 and $140,032 pledged, respectively)	315,501	407,932

Total available-for-sale securities	1,257,147	1,381,256

Securities held to maturity:
Mortgage-related ($2,548,849 and $2,414,157 pledged, respectively; fair value of $2,551,465 and $2,432,987, respectively)	2,568,363	2,479,483
Other ($1,434,970 and $1,477,966 pledged, respectively; fair value of $1,883,463 and $1,891,207, respectively)	1,889,092	1,883,162

Total held-to-maturity securities	4,457,455	4,362,645

Total securities	5,714,602	5,743,901
Loans, net of deferred loan fees and costs	20,510,137	20,363,248
Less: Allowance for loan losses	(92,398)	(92,794)

Loans, net	20,417,739	20,270,454
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	420,189	423,069
Premises and equipment, net	212,316	214,906
Goodwill	2,436,933	2,437,404
Core deposit intangibles, net	105,091	111,123
Bank-owned life insurance (“BOLI”)	671,177	664,431
Other assets	379,783	378,791

Total assets	$30,910,081	$30,579,822

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$2,842,394	$2,456,756
Savings accounts	2,498,959	2,514,189
Certificates of deposit	6,929,229	6,913,036
Non-interest-bearing accounts	1,248,334	1,273,352

Total deposits	13,518,916	13,157,333

Official checks outstanding	17,116	18,749
Borrowed funds:
FHLB-NY advances	7,756,075	7,782,390
Repurchase agreements	4,370,455	4,411,220
Junior subordinated debentures	484,621	484,843
Other borrowings	229,091	237,219

Total borrowed funds	12,840,242	12,915,672

Mortgagors’ escrow	152,208	78,468
Other liabilities	223,426	227,287

Total liabilities	26,751,908	26,397,509

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 324,952,866 and 323,812,639 shares issued and outstanding)	3,250	3,238
Paid-in capital in excess of par	3,823,162	3,815,831
Retained earnings (partially restricted)	370,453	390,757
Less: Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(2,813)	(3,085)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax	(32,766)	(21,315)

Total stockholders’ equity	4,158,173	4,182,313

Commitments and contingencies

Total liabilities and stockholders’ equity	$30,910,081	$30,579,822

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Interest Income:
Mortgage and other loans	$312,988	$298,467
Securities	86,974	70,688
Money market investments	2,362	246

Total interest income	402,324	369,401

Interest Expense:
NOW and money market accounts	14,168	23,902
Savings accounts	5,979	5,701
Certificates of deposit	76,574	70,228
Borrowed funds	144,118	123,349
Mortgagors’ escrow	26	33

Total interest expense	240,865	223,213

Net interest income	161,459	146,188
Provision for loan losses	—	—

Net interest income after provision for loan losses	161,459	146,188

Non-interest Income:
Fee income	10,584	9,753
BOLI income	6,745	6,082
Gain on debt repurchase	926	—
Other	10,242	8,246

Total non-interest income	28,497	24,081

Non-interest Expense:
Operating expenses:
Compensation and benefits	43,066	37,203
Occupancy and equipment	17,710	15,103
General and administrative	18,042	17,039

Total operating expenses	78,818	69,345
Amortization of core deposit intangibles	6,032	5,002

Total non-interest expense	84,850	74,347

Income before income taxes	105,106	95,922
Income tax expense	32,735	31,103

Net Income	$72,371	$64,819

Other comprehensive income, net of tax:
Change in net unrealized losses on securities	(11,552)	8,271
Change in pension and post-retirement obligations	101	210

Total comprehensive income, net of tax	$60,920	$73,300

Basic earnings per share	$0.22	$0.22

Diluted earnings per share	$0.22	$0.22

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2008
Common Stock (Par Value: $0.01):
Balance at beginning of year	$3,238
Shares issued (1,140,227)	12

Balance at end of period	3,250

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,815,831
Allocation of ESOP stock	1,203
Restricted stock activity	1,654
Exercise of stock options	4,197
Tax effect of stock plans	277

Balance at end of period	3,823,162

Retained Earnings (partially restricted):
Balance at beginning of year	390,757
Net income	72,371
Dividends paid on common stock ($0.25 per share)	(80,927)
Effect of adoption of Emerging Issues Task Force Issue No. 06-4	(12,709)
Effect of accounting change regarding pension plan measurement date pursuant to Financial Accounting Standards Board Statement No. 158	961

Balance at end of period	370,453

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (739 shares)	(12)
Exercise of stock options (739 shares)	12

Balance at end of period	—

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(3,085)
Earned portion of ESOP	272

Balance at end of period	(2,813)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(21,315)
Change in net unrealized loss on securities available for sale, net of tax of $7,624	(11,766)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(139)	214
Change in pension and post-retirement obligations, net of tax of $(65)	101

Balance at end of period	(32,766)

Total stockholders’ equity	$4,158,173

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$72,371	$64,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,040	4,085
(Accretion of discounts) amortization of premiums, net	(2,995)	1,898
Net change in net deferred loan origination costs and fees	4,827	257
Amortization of core deposit intangibles	6,032	5,002
Net gain on sale of loans	(64)	(172)
Stock plan-related compensation	3,138	1,598
Changes in assets and liabilities:
Decrease in deferred tax asset, net	2,481	4,797
Increase in other assets	(2,107)	(62,213)
(Decrease) increase in official checks outstanding	(1,633)	9,201
Decrease in other liabilities	(16,134)	(364)
Origination of loans held for sale	(11,409)	(20,322)
Proceeds from sale of loans originated for sale	8,043	19,680

Net cash provided by operating activities	67,590	28,266

Cash Flows from Investing Activities:
Proceeds from repayments of securities held to maturity	1,074,790	161,642
Proceeds from repayments of securities available for sale	111,785	64,868
Purchase of securities held to maturity	(1,100,611)	—
Purchase of securities available for sale	(5,250)	(30,434)
Net redemption of FHLB-NY stock	2,880	13,123
Net (increase) decrease in loans	(194,952)	366,129
Purchase of loans	(45,500)	—
Proceeds from sale of loans	25,035	—
Purchase of premises and equipment, net	(2,450)	(2,600)

Net cash (used in) provided by investing activities	(134,273)	572,728

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	361,583	(205,099)
Net decrease in short-term borrowings	—	(145,700)
Net decrease in long-term borrowings	(75,430)	(254,827)
Net increase in mortgagors’ escrow	73,740	81,049
Tax effect of stock plans	277	(1,376)
Cash dividends paid on common stock	(80,927)	(73,509)
Treasury stock purchases	(12)	(44)
Net cash received from stock option exercises	3,960	14,781

Net cash provided by (used in) financing activities	283,191	(584,725)

Net increase in cash and cash equivalents	216,508	16,269
Cash and cash equivalents at beginning of period	335,743	230,759

Cash and cash equivalents at end of period	$552,251	$247,028

Supplemental information:
Cash paid for:
Interest	$246,260	$242,544
Income taxes	139	18,265
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities held to maturity, net	$71,307	$—

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The unaudited consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

Note 2. Stock-based Compensation

At March 31, 2008, the Company had 7,448,509 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. During the first quarter of 2008, 804,900 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with an average fair value of $15.06 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $1.7 million and $76,000 for the three months ended March 31, 2008 and 2007, respectively.

A summary of activity with regard to restricted stock awards in the three months ended March 31, 2008 is presented in the following table:

	For the Three Months Ended March 31, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	757,991	$17.64
Granted	804,900	15.06
Vested	(7,000)	16.40
Forfeited	(26,900)	15.76

Unvested at March 31, 2008	1,528,991	16.32

As of March 31, 2008, unrecognized compensation cost relating to unvested restricted stock totaled $20.0 million and will be recognized over a remaining weighted average period of 3.4 years.

In addition, the Company had eleven stock option plans at March 31, 2008: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial

Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

At the time of grant, all options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment terminated due to death, disability, normal retirement, or in the event of a change in control of the Community Bank or the Company. On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested stock options that were outstanding at that date (the “Acceleration”). A total of 1.4 million options held by 179 individuals were impacted by the Acceleration. No other terms and conditions of the accelerated options were changed. As a result of the Acceleration, the Company was able to avoid recognizing compensation and benefits expense that it otherwise would have had to recognize in 2006, 2007, and the first quarter of 2008 under Statement of Financial Accounting Standards (“SFAS”) No.123R.

In connection with its adoption of SFAS No. 123R, “Share-based Payments,” on January 1, 2006, and using the modified prospective approach, the Company recognizes compensation and benefits expense related to share-based payments at fair value on the grant date, and recognizes such expense in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during 2006, 2007, or the first quarter of 2008, the Company did not record any compensation and benefits expense relating to stock options during these periods.

At the present time, the Company issues new shares of common stock at market value to satisfy the exercise of stock options. On occasion, the Company will utilize common stock held in Treasury to satisfy the exercise of options, in which case the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At March 31, 2008, there were 15,308,636 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 144,757 at March 31, 2008.

The status of the Company’s Stock Option Plans at March 31, 2008 and the changes that occurred during the quarter ended at that date are summarized in the following table:

	For the Three Months Ended March 31, 2008
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable, beginning of period	15,763,696	$15.05
Exercised	(355,069)	11.27
Forfeited	(99,991)	16.30

Stock options outstanding and exercisable, end of period	15,308,636	15.13

Total stock options outstanding and exercisable at March 31, 2008 had a weighted average remaining contractual life of 3.91 years, a weighted average exercise price of $15.13 per share, and an aggregate intrinsic value of $51.0 million. The intrinsic values of options exercised during the three months ended March 31, 2008 and 2007 were $2.2 million and $2.6 million, respectively.

Note 3. Securities

The following table summarizes the amortized cost and estimated market values of the Company’s held-to-maturity securities at the dates indicated:

	March 31, 2008		December 31, 2007
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$309,314	$317,623	$250,510	$258,244
GSE CMOs (2)	2,251,687	2,226,480	2,222,355	2,168,125
Other mortgage-related securities	7,362	7,362	6,618	6,618

Total mortgage-related securities	$2,568,363	$2,551,465	$2,479,483	$2,432,987

Other securities:
GSE debentures	$1,491,442	$1,507,384	$1,530,414	$1,537,827
Corporate bonds	177,304	170,498	165,992	170,675
Capital trust notes	220,346	205,581	186,756	182,705

Total other securities	$1,889,092	$1,883,463	$1,883,162	$1,891,207

Total securities held to maturity	$4,457,455	$4,434,928	$4,362,645	$4,324,194

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations

The following table summarizes the amortized cost and estimated market values of the Company’s available-for-sale securities at the dates indicated:

	March 31, 2008		December 31, 2007
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE certificates	$205,926	$210,896	$217,855	$221,835
GSE CMOs	578,959	582,579	599,936	599,022
Private label CMOs	150,536	148,171	155,213	152,467

Total mortgage-related securities	$935,421	$941,646	$973,004	$973,324

Other securities:
GSE debentures	$106,540	$115,051	$178,389	$187,924
U.S. Treasury obligations	1,099	1,122	1,098	1,112
Corporate bonds	55,817	35,696	55,818	48,926
State, county, and municipal	6,526	6,461	6,526	6,451
Capital trust notes	74,656	62,658	71,149	66,960
Preferred stock	59,900	49,762	59,900	51,088
Common stock	49,812	44,751	48,537	45,471

Total other securities	$354,350	$315,501	$421,417	$407,932

Total securities available for sale	$1,289,771	$1,257,147	$1,394,421	$1,381,256

Management expects that the unrealized losses on securities at March 31, 2008 will be recovered within a reasonable period of time through a typical interest rate cycle; that the Company has the intent and ability to retain these securities until recovery of market value; and that the debt securities will be repaid in accordance with their terms.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$14,187,295	69.15%	$14,052,298	69.00%
Commercial real estate	3,910,878	19.06	3,828,334	18.80
Construction	1,196,872	5.83	1,138,851	5.59
1-4 family	299,591	1.46	380,824	1.87

Total mortgage loans	19,594,636	95.50	19,400,307	95.26
Net deferred loan origination fees	(1,805)		(1,512)
Unearned discount	(4,500)		—

Mortgage loans, net	19,588,331		19,398,795

Other loans:
Commercial and industrial	712,386		705,810
Consumer	206,767		255,055
Auto leases, net of unearned income	3,439		4,340

Total other loans	922,592	4.50	965,205	4.74
Net deferred loan origination fees	(786)		(752)

Total other loans, net	921,806		964,453
Less: Allowance for loan losses	92,398		92,794

Loans, net	$20,417,739	100.00%	$20,270,454	100.00%

During the three months ended March 31, 2008, the Company securitized $71.3 million of the one- to four-family loans that had been acquired in the acquisition of Synergy Financial Group, Inc. (“Synergy”) in the fourth quarter of 2007, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The resultant securities were recorded in the held-to-maturity securities portfolio. In connection with the securitization, the Company also recorded a $502,000 mortgage servicing right asset which is being amortized over a period of seven years.

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2008	December 31, 2007
FHLB-NY advances	$7,756,075	$7,782,390
Repurchase agreements	4,370,455	4,411,220
Junior subordinated debentures	484,621	484,843
Senior debt	75,091	75,219
Preferred stock of subsidiaries	154,000	162,000

Total borrowed funds	$12,840,242	$12,915,672

In the first quarter of 2008, Richmond County Capital Corporation, a wholly-owned Real Estate Investment Trust (“REIT”) of the Company, repurchased $8.0 million of its previously issued Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $926,000 in non-interest income for the three months ended March 31, 2008.

At March 31, 2008, the Company had $484.6 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The Trusts are accounted for as unconsolidated subsidiaries in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” The capital securities qualified as Tier 1 capital of the Company at that date. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of March 31, 2008:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,765	183,260	November 4, 2002	November 1, 2051	November 4, 2007
New York Community Capital Trust X	4.400	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	8,081	7,849	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	13,922	13,550	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	6.050	31,024	30,096	June 2, 2003	June 15, 2033	June 15, 2008
New York Community Capital Trust XI	4.346	67,011	65,000	April 16, 2007	June 30, 2037	June 30, 2012

		$484,621	$467,305

(1)	Excludes the effect of purchase accounting adjustments.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth the disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2008		2007
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,604	$234	$1 ,585	$285
Service cost	—	2	—	2
Expected return on plan assets	(3,752)	—	(2,581)	—
Unrecognized past service liability	50	(62)	51	11
Amortization of unrecognized loss	49	34	253	29

Net periodic (credit) expense	$(2,049)	$208	$(692)	$327

In accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statement Nos. 87, 88, 106, and 132(R),” the Company added to its retained earnings during the first quarter of 2008 to reflect a change in the measurement date for plan assets and benefit obligations from October 1st to December 31st.

As discussed in the notes to the consolidated financial statements presented in the Company’s 2007 Annual Report on Form 10-K, the Company expects to contribute $1.8 million to its post-retirement plan in 2008.

Note 7. Computation of Earnings per Share

The following table presents the Company’s basic and diluted earnings per share computation for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2008	2007
Net income	$72,371	$64,819
Weighted average common shares outstanding	322,719,037	293,323,631

Basic earnings per common share	$0.22	$0.22

Weighted average common shares outstanding	322,719,037	293,323,631
Additional dilutive shares using the average value for the period when utilizing the treasury stock method	1,269,392	1,380,685

Total weighted average shares for diluted earnings per share	323,988,429	294,704,316

Diluted earnings per common share and common share equivalents	$0.22	$0.22

Note 8. Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which, among other things, defines fair value; establishes a consistent framework for measuring fair value; and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents, by SFAS No. 157 valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2008, and that are included in the Company’s Consolidated Statement of Condition:

	Fair Value Measurements at March 31, 2008 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale	$45,873	$1,165,686	$45,588	$1,257,147

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include certain less liquid securities. Level 3 assets accounted for 0.15% of the Company’s total assets at March 31, 2008.

The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next that are related to the observability of inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.

A description of the methods and significant assumptions utilized in estimating the fair value of available-for-sale securities follows:

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and exchange-traded securities.

If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to market information, models also incorporate transaction details, such as maturity and cash flow assumptions. Securities valued in this manner would generally be classified within Level 2 of the valuation hierarchy and primarily include such instruments as mortgage-related securities and corporate debt.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing certain collateralized debt obligations, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. For collateralized debt obligations (“CDOs”), quoted price information is not available. Therefore, CDOs are valued using market-standard models to model the specific collateral composition and cash flow structure. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Changes in Level 3 Fair Value Measurements

The following table presents information for recurring assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended March 31, 2008:

(in thousands)	Available-for-sale Securities
Beginning balance, January 1, 2008	$65,952
Total unrealized losses included in other comprehensive income	(20,364)

Ending balance, March 31, 2008	$45,588

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). For the Company, such assets include goodwill, core deposit intangibles, other real estate owned, other long-lived assets, loans held for sale, certain impaired loans, and mortgage servicing rights, all of which are generally classified within Level 3 of the valuation hierarchy. In the first quarter of 2008, no significant amounts were recorded in the Consolidated Statements of Income due to fair value adjustments on such assets.

Note 9. Impact of Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. SFAS No. 161 is not expected to have an impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, i.e., as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option for any eligible financial assets and liabilities through March 31, 2008.

In 2006, the Emerging Issues Task Force (“EITF”) of the FASB reached final consensus on accounting for life insurance in Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-4”). EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion – 1967.” The consensus on EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007 with the effect of adoption recognized as a change in accounting principle either through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or through retrospective application to all prior periods. In connection with the Company’s adoption of EITF Issue No. 06-4 on January 1, 2008, the Company recorded a $12.7 million cumulative-effect reduction to retained earnings in recognition of the associated post-retirement benefit obligations.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	Conditions in the securities markets or the banking industry;

•	Changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets;

•	Changes in deposit flows and wholesale borrowing facilities;

•	Changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	Changes in our credit ratings;

•	Changes in the financial or operating performance of our customers’ businesses;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	Changes in the quality or composition of our loan or investment portfolios;

•	Changes in competitive pressures among financial institutions or from non-financial institutions;

•	Changes in our customer base;

•

Our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related cost savings within expected time frames;

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at March 31, 2008 and December 31, 2007 follow:

(dollars in thousands)	March 31, 2008	December 31, 2007
Total stockholders’ equity	$4,158,173	$4,182,313
Less: Goodwill	(2,436,933)	(2,437,404)
Core deposit intangibles	(105,091)	(111,123)

Tangible stockholders’ equity	$1,616,149	$1,633,786

Total assets	$30,910,081	$30,579,822
Less: Goodwill	(2,436,933)	(2,437,404)
Core deposit intangibles	(105,091)	(111,123)

Tangible assets	$28,368,057	$28,031,295

Stockholders’ equity to total assets	13.45%	13.68%

Tangible stockholders’ equity to tangible assets	5.70%	5.83%

Tangible stockholders’ equity	$1,616,149	$1,633,786
Add back: After-tax net unrealized losses on securities	26,388	14,836

Adjusted tangible stockholders’ equity	$1,642,537	$1,648,622

Tangible assets	$28,368,057	$28,031,295
Add back: After-tax net unrealized losses on securities	26,388	14,836

Adjusted tangible assets	$28,394,445	$28,046,131

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.78%	5.88%

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

Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply SFAS Nos. 114 and 118 as necessary to certain larger multi-family, commercial real estate, construction, and commercial and industrial (“C&I”) loans, and exclude smaller balance homogenous loans and loans carried at the lower of cost or fair value. We measure impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate.

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

We recognize interest income on loans using the interest method over the life of the loan. Using this method, we defer certain loan origination and commitment fees, and certain loan origination costs, and amortize the net fee or cost as an adjustment to the loan yield over the term of the related loan. When a loan is sold or repays, the remaining net unamortized fee or cost is recognized in interest income.

A loan generally is classified as a “non-accrual” loan when it is 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and/or we have reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

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

For the purpose of goodwill impairment testing, we have identified one reporting unit. We performed our annual goodwill impairment test as of January 1, 2008, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of our common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment.

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

On April 23, 2008, new tax laws were enacted by New York State which are effective for calendar year 2008. Included in these tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a Real Estate Investment Trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. The full inclusion of such income is phased in over a four-year period. This new provision will not have a material impact on our income tax expense for calendar year 2008. However, we are still evaluating the full impact of this legislation and, absent any changes in the manner in which we conduct our business, this new provision will result in an increase in our overall effective tax rate in future periods.

Recent Events

Dividend Payment

On April 22, 2008, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 16, 2008 to shareholders of record at the close of business on May 7, 2008.

Executive Summary

With assets of $30.9 billion at the close of the current first quarter, New York Community Bancorp, Inc. is a leading financial institution in the Metro New York/New Jersey region and the fifth largest publicly traded bank holding company headquartered in New York State.

We serve the region’s consumers and businesses through two primary subsidiaries: New York Community Bank, a New York State-chartered savings bank with 179 locations serving customers in New York City, Long Island, Westchester County, and New Jersey; and New York Commercial Bank, a New York State-chartered commercial bank with 38 locations serving customers in New York City, Westchester County, and Long Island.

Our Franchise

Reflecting our growth through a series of accretive business combinations, we operate our Community Bank franchise through six local divisions, including our newest division, Garden State Community Bank. The Garden State Community Bank name was established in December of last year to reflect our expansion in New Jersey through our acquisitions of PennFed Financial Services, Inc. (“PennFed”) and Synergy Financial Group, Inc. (“Synergy”) on April 2 and October 1, 2007, respectively. Of the 53 branches we operate in Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties, 34 now operate through the Garden State Community Bank division, and the remaining 19 branches will commence operations under that name later this year. At present, these branches operate under the Synergy Bank name.

In New York, our four divisional banks include Queens County Savings Bank, with 34 branches in Queens County; Roslyn Savings Bank, with 57 branches on Long Island; Richmond County Savings Bank, with 23 branches on Staten Island; and Roosevelt Savings Bank, with eight branches in Brooklyn. We also have two branches each in the Bronx and Westchester County that operate directly under the New York Community Bank name.

The Commercial Bank franchise includes 11 branches of Doral Bank, FSB (“Doral”) that were acquired on July 26, 2007, and ranks 13th among all commercial bank depositories in the six counties it serves. Of the 38 branches that now comprise our commercial bank franchise, 19 operate through the Atlantic Bank division of New York Commercial Bank.

Our Business Model

The key components of our business model are the production of multi-family mortgage loans on rent-regulated buildings in New York City; the maintenance of underwriting standards that support our consistent record of asset quality; operating the Company in a cost-efficient manner; engaging in earnings- and capital-accretive merger transactions; and repositioning our post-merger balance sheet to enhance our earnings and preserve our asset quality.

First Quarter 2008 Performance Highlights

Our first quarter 2008 performance was highlighted by the continued quality of our assets, solid loan production, the expansion of our net interest margin, and earnings growth.

Asset Quality. Largely reflecting our unique lending niche and our conservative underwriting standards, the balance of non-performing assets declined $3.3 million year-over-year and $660,000 linked-quarter to $22.2 million, representing 0.07% of total assets, at March 31, 2008. The reductions stemmed from declines in non-performing loans and assets acquired through foreclosure, which totaled $21.9 million and $277,000, respectively, at the first quarter-end. Charge-offs totaled $396,000 and represented 0.002% of average loans in the current first quarter, and none of the charge-offs recorded consisted of mortgage-related loans.

Loan Production. While loan growth was tempered by repayments and the securitization and sale of certain loans acquired in last year’s Synergy transaction, the loan portfolio grew $146.9 million over the course of the quarter to $20.5 billion at March 31, 2008. With originations totaling $1.4 billion in the first three months of the year, and outstanding loan commitments of $1.3 billion at the end of the quarter, we expect to see continued loan growth over the course of 2008. In addition, the multi-family and commercial real estate loans we produced in the first quarter of the year featured an average spread that was 302 basis points above the average five-year Constant Maturity Treasury rate (the “five-year CMT”), as compared to an average 228 basis points above in the trailing three-month period.

Margin Expansion. At 2.41%, our net interest margin was five basis points higher than the trailing-quarter measure and nine basis points higher than the margin recorded in the first quarter of last year. The year-over-year increase reflects the same factors that contributed to a year-over-year increase in our net interest income, described below, while the linked-quarter increase largely reflects an increase in prepayment penalty income, together with an increase in average interest-earning assets and a reduction in our retail funding costs.

Earnings Growth. Earnings rose both year-over-year and on a linked-quarter basis, reflecting increased levels of net interest and non-interest income and, on a linked-quarter basis, a decline in non-interest expense.

•

Net interest income rose $15.3 million year-over-year and $7.1 million linked-quarter to $161.5 million, largely reflecting the growth of our interest-earning assets, an increase in the spreads on our multi-family and commercial real estate credits, and a decline in our average cost of funds. The growth in interest-earning assets was driven by organic loan production and by last year’s acquisitions, while the reduction in our funding costs reflects the decline in the federal funds rate over the three- and twelve-month periods. In addition, the linked-quarter increase reflects a $5.8 million increase in prepayment penalty income to $10.3 million, which added 16 basis points to the average yield on interest-earning assets and 21 basis points to the average yield on loans in the first quarter of 2008.

•

Non-interest income rose $4.4 million year-over-year and $2.0 million linked-quarter to $28.5 million. The year-over-year increase was primarily driven by our 2007 business combinations, which contributed to a rise in fee income and income from our investment in Bank-owned Life Insurance (“BOLI”), as well as a rise in the revenues generated by third-party investment product sales.

•

Operating expenses rose $9.5 million year-over-year but declined $3.0 million on a linked-quarter basis to $78.8 million in the three months ended March 31, 2008. The year-over-year increase was largely due to the acquisition-related expansion of our staff and branch network, together with normal salary increases and grants of performance-based stock awards.

Our Environment

Among the factors contributing to our first quarter 2008 performance were the 200-basis point reduction in the federal funds rate over the course of the quarter, and the widening of spreads on our multi-family and commercial real estate loans. In contrast to the first quarter of 2007, when the yield curve was inverted, the slope of the yield curve began to steepen in the fourth quarter of 2007 and became even steeper in the first three months of this year.

In the midst of a downturn in the credit cycle, the quality of our assets has thus far been sustained. We believe this is attributable to the nature of our primary lending niche and to our underwriting standards, which have been consistently conservative throughout our public life. One- to four-family loans represented 1.5% of total loans at the close of the quarter, and none of these were considered to be subprime or Alt-A loans.

We also have the liquidity to continue lending at a time when many of our competitors have stepped away from the market as their liquidity has declined. While the reduction in competition has resulted in an increase in opportunities to lend in our market, we continue to be highly selective, as sustaining our asset quality continues to supersede loan and asset growth among our primary goals.

Summary of Financial Condition at March 31, 2008

Assets totaled $30.9 billion at March 31, 2008, reflecting a $330.3 million increase from the balance recorded at December 31, 2007.

Loans

Loans represented $20.5 billion, or 66.4%, of total assets at March 31, 2008, and were up $146.9 million from the balance recorded at December 31, 2007 after first quarter originations of $1.4 billion and the purchase of a $45.5 million multi-family loan. The growth of the loan portfolio was largely tempered by repayments and by the securitization and sale of certain loans acquired in the acquisition of Synergy.

Multi-family Loans

Multi-family loans accounted for $707.6 million, or 51.8%, of loans produced in the current first quarter, as compared to $749.8 million, or 51.3%, of total loans produced in the trailing three-month period. Reflecting originations, the purchased loan, and the offsetting impact of repayments, the multi-family loan portfolio rose $135.0 million from the balance recorded at December 31, 2007 to $14.2 billion, and represented 69.2% of total loans at March 31, 2008. The average multi-family loan had a principal balance of $3.5 million at the close of the current first quarter, and the portfolio had an average loan-to-value ratio of 63.1%.

We generally make multi-family loans to long-term owners of rent-regulated buildings in New York City who typically utilize the funds they borrow to make improvements to the buildings and the apartments therein. The loans in our portfolio generally feature a term of ten years, with a fixed rate of interest for the first five years of the mortgage, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year CMT plus a spread. In view of the recent changes in the interest rate environment and the credit markets, the spread above the five-year CMT widened substantially in the first quarter of 2008.

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

As improvements are made to the collateral property, State and City rent regulations permit an increase in the rents on the apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner has historically opted to refinance the loan, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.5 years at March 31, 2008.

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

Commercial Real Estate Loans

Commercial real estate loans accounted for $3.9 billion, or 19.1%, of total loans at March 31, 2008, and were up $82.5 million from the year-end 2007 balance after first quarter originations of $189.1 million. At March 31, 2008, the average commercial real estate loan had a principal balance of $2.1 million, and the portfolio had an average loan-to-value ratio of 56.0%.

We structure our commercial real estate loans along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is typically tied to the five-year CMT plus a spread. In the first quarter of 2008, the spreads above the five-year CMT on our commercial real estate loans were substantially higher than they were in the trailing quarter, consistent with the spreads on our multi-family loans.

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

Commercial real estate loans that refinance within the first five years of origination are subject to an established prepayment penalty schedule, identical to the schedule in place for our multi-family loans. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the amount to be prepaid. Our commercial real estate loans tend to refinance within three to four years of origination; the expected weighted average life of the portfolio was 3.3 years at March 31, 2008.

Construction Loans

Construction loans accounted for $1.2 billion, or 5.8%, of total loans at March 31, 2008, as compared to $1.1 billion, or 5.6%, of total loans at December 31, 2007. The $58.0 million increase reflects first quarter originations of $139.6 million, representing 10.2% of total loans produced in the three-month period.

Included in the balance of construction loans at the close of the current first quarter was a $180.0 million loan which is part of a $480.0 million financing package, originated in September 2004, to Riverbay Corporation – Co-op City. The remainder of the loan balance was included in our portfolio of multi-family loans at March 31, 2008. The construction loan has been fully funded and, in accordance with the terms of the loan agreement, will be merged with the permanent multi-family loan.

At March 31, 2008, 96.7% of our construction loans were secured by properties in the Metro New York region. The few loans that we have originated outside our immediate market have generally been made to developers and builders with whom we have had successful lending relationships within our local marketplace.

The construction loans we produce are primarily for land acquisition, development, and construction of multi-family and residential tract projects, and, to a lesser extent, for the construction of owner-occupied one- to four-family homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the life of the loan. Our construction loans have had a strong credit history, with no losses recorded for nearly 15 years.

Because construction loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion during construction. The risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value upon completion of construction, as compared to the estimated cost of construction, including interest, and upon the estimated time to sell or lease such property. If the estimate of value proves to be inaccurate, or the length of time to sell or lease it is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan.

When applicable, it is our practice to require that residential properties be pre-sold or that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of our loan. In some cases, we ourselves may provide permanent financing. We typically require pre-leasing for loans on commercial properties.

One- to Four-Family Loans

One- to four-family loans totaled $299.6 million and $380.8 million, respectively, at March 31, 2008 and December 31, 2007, and represented 1.5% and 1.9% of total loans at the respective dates. The three-month reduction was largely due to the securitization of one- to four-family loans totaling $71.3 million and, to a lesser extent, repayments and our policy of selling the one- to four-family loans we produce shortly after closing to a third-party conduit.

Other Loans

Other loans totaled $922.6 million at March 31, 2008, a $42.6 million decrease from the balance at December 31, 2007, partially reflecting the sale of $25.9 million of auto loans. Commercial and industrial (“C&I”) loans accounted for $712.4 million, or 77.2%, of the balance at the close of the current first quarter, as compared to $705.8 million, representing 73.1% of other loans, at December 31, 2007. We originated $317.2 million of other loans in the current first quarter, including $311.7 million of C&I loans.

A broad range of C&I loans, both collateralized and unsecured, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is generally tied to the prime rate of interest.

Asset Quality

The quality of our assets continued to be solid in the current first quarter, reflecting not only our niche as a multi-family lender on rent-regulated buildings, but also the absence of any subprime or Alt-A loans from our loan portfolio. Charge-offs totaled $396,000, representing 0.002% of average loans in the current first quarter, as compared to $145,000 and $68,000, representing 0.001% and 0.0003% of average loans in the trailing and year-earlier three months, respectively.

At March 31, 2008, the balance of non-performing assets totaled $22.2 million, signifying a three-month reduction of $660,000 and a $3.3 million reduction from the year-earlier amount. Non-performing assets represented 0.07% of total assets at both March 31, 2008 and December 31, 2007, and 0.09% of total assets at March 31, 2007.

Non-performing loans accounted for $21.9 million of non-performing assets at the close of the current first quarter, and were down $279,000 and $2.7 million from the balances recorded at December 31 and March 31, 2007, respectively. At March 31, 2008, non-performing loans represented 0.11% of total loans, as compared to 0.11% and 0.13% at the earlier dates. Included in non-performing loans at the end of March were non-accrual mortgage loans of $14.2 million and other non-accrual loans of $7.7 million.

The balance of non-performing assets also includes properties that are acquired by foreclosure and classified as “other real estate owned.” Other real estate owned is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time. At March 31, 2008, other real estate owned totaled $277,000, down $381,000 from the balance recorded at year-end 2007 and $622,000 from the balance recorded at March 31, 2007. We currently do not expect to incur a loss when these properties are sold.

Reflecting first-quarter charge-offs of $396,000, the allowance for loan losses totaled $92.4 million at March 31, 2008, as compared to $92.8 million at December 31, 2007. The loan loss allowance represented 0.45% of total loans and 421.66% of non-performing loans at the close of the current first quarter, as compared to 0.46% of total loans and 418.14% of non-performing loans at the end of last year. No provisions for loan losses were recorded in the current first quarter, in view of the adequacy of the loan loss allowance and the continuing quality of our loan portfolio.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at March 31, 2008 and December 31, 2007:

(dollars in thousands)	At or For the Three Months Ended March 31, 2008	At or For the Year Ended December 31, 2007
Allowance for Loan Losses:
Balance at beginning of period	$92,794	$85,389
Allowance acquired in business combinations	—	7,836
Charge-offs	(396)	(431)

Balance at end of period	$92,398	$92,794

Non-performing Assets:
Non-accrual mortgage loans	$14,252	$14,891
Other non-accrual loans	7,661	7,301

Total non-performing loans	21,913	22,192
Other real estate owned	277	658

Total non-performing assets	$22,190	$22,850

Ratios:
Non-performing loans to total loans	0.11%	0.11%
Non-performing assets to total assets	0.07	0.07
Allowance for loan losses to non-performing loans	421.66	418.14
Allowance for loan losses to total loans	0.45	0.46

Securities

Notwithstanding the aforementioned loan securitization, securities declined $29.3 million to $5.7 billion over the course of the current first quarter, and represented 18.5% of total assets at March 31, 2008.

While securities declined modestly on a linked-quarter basis, the March 31, 2008 balance reflects a $972.8 million, or 20.5%, increase from the balance recorded at March 31, 2007. The year-over-year increase was largely driven by our acquisitions in 2007 and the continued deployment of our cash flows into Government-sponsored Enterprise (“GSE”) obligations.

Available-for-sale securities represented $1.3 billion, or 22.0%, of total securities at the close of the current first quarter, down $124.1 million, or 9.0%, from the balance recorded at December 31, 2007. Held-to-maturity securities totaled $4.5 billion at March 31, 2008, signifying a $94.8 million, or 2.2%, increase from the year-end amount. The latter increase was largely due to the aforementioned securitization of one- to four-family loans.

Mortgage-related securities represented $941.6 million, or 74.9%, of available-for-sale securities at the close of the current first quarter, and $2.6 billion, or 57.6%, of securities held to maturity at the same date. Other securities accounted for the remaining $315.5 million of available-for-sale securities and for the remaining $1.9 billion of held-to-maturity securities at quarter-end. At March 31, 2008, the respective market values of mortgage-related securities and other securities held to maturity were $2.6 billion and $1.9 billion, representing 99.3% and 99.7% of the respective carrying values.

The estimated weighted average life of the available-for-sale securities portfolio was 7.3 years at the end of March, as compared to 7.5 years at the end of December. The estimated weighted average lives of available-for-sale mortgage-related securities were 4.5 years and 5.2 years, respectively, at the corresponding dates.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; funding raised through the issuance of debt instruments; capital raised through the issuance of stock; and repayments of, and income from, investment securities.

On a consolidated basis, the Company’s funding primarily stems from the cash flows generated through the repayment of loans and securities; the cash flows generated through the sale of loans and securities, typically in connection with the repositioning of our post-merger balance sheet; the deposits we acquire in our business combinations or gather through our branch network; and the use of borrowed funds, primarily in the form of wholesale borrowings.

Loan repayments generated cash flows of $1.3 billion in the first quarter of 2008, while securities generated cash flows of $1.2 billion. The latter cash flows were primarily reinvested in agency securities.

Deposits totaled $13.5 billion at the close of the current first quarter, and were up $361.6 million, or 2.7% from the balance recorded at December 31, 2007. Certificates of deposit (“CDs”) accounted for $6.9 billion, or 51.3%, of total deposits at March 31, 2008, and were up $16.2 million from the balance at year-end. Included in CDs at March 31, 2008, were $495.5 million of brokered CDs, signifying a $92.1 million decrease from the December 31st balance of such funds.

Core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) represented $6.6 billion, or 48.7%, of total deposits at the close of the current first quarter, as compared to $6.2 billion, representing 47.5% of total deposits, at December 31, 2007. The increase in core deposits was primarily due to a $385.6 million rise in NOW and money market accounts to $2.8 billion, largely reflecting a $489.8 million increase in brokered NOW and money market accounts to $492.7 million. The increase in NOW and money market accounts was partially offset by a $15.2 million decline in savings accounts to $2.5 billion, and by a $25.0 million decrease in non-interest-bearing accounts to $1.2 billion.

Borrowed funds totaled $12.8 billion at March 31, 2008, a three-month increase of $75.4 million. Wholesale borrowings accounted for $12.1 billion of the March 31st balance, and were up $67.1 million from the year-end amount. Wholesale borrowings thus represented 39.2% of total assets at the close of the current first quarter, as compared to 39.9% at December 31st.

Also reflected in the balance of borrowed funds at March 31, 2008 were junior subordinated debentures of $484.6 million. Senior debt and preferred stock of subsidiaries accounted for the remaining $229.1 million of borrowed funds at that date, representing a linked-quarter reduction of $8.1 million. The latter reduction was largely due to the repurchase of certain preferred stock of subsidiaries, which resulted in a gain of $926,000 (the “gain on debt repurchase”) that was recorded in first quarter 2008 non-interest income.

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

To manage our interest rate risk in the first quarter of 2008, we continued to pursue the following core components of our business model: (1) we emphasized the origination and retention of intermediate-term assets, primarily in the form of multi-family and commercial real estate loans; (2) we utilized the cash flows from loan and securities repayments to fund our loan production as well as our investments in GSE obligations; and (3) we utilized wholesale funding sources when they presented an attractively priced alternative to using retail funds.

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

At March 31, 2008, our one-year gap was a negative 0.98%, as compared to a positive 3.37% at December 31, 2007. The movement of our one-year gap was largely attributable to the repricing of certain deposits into shorter terms during the quarter, and to the reinvestment of cash flows from called securities into securities with maturities greater than one year. The benefit of these actions was partially offset by a decline in the percentage of borrowed funds expected to mature or be called within one year to 19.2% at the close of the current first quarter from 20.3% at December 31st.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008 that, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual term of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2008 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 18% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual loan prepayments and deposit withdrawal activity in future periods.

Interest Rate Sensitivity Analysis

	At March 31, 2008
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
Interest-earning Assets:
Mortgage and other loans(1)	$3,211,779	$4,123,869	$7,878,125	$4,283,712	$847,584	$143,155	$20,488,224
Mortgage-related securities(2)(3)	116,949	372,514	758,852	602,773	1,086,589	572,332	3,510,009
Other securities(2)	817,678	80,171	358,777	766,425	429,084	172,647	2,624,782
Money market investments	339,790	—	—	—	—	—	339,790

Total interest-earning assets	4,486,196	4,576,554	8,995,754	5,652,910	2,363,257	888,134	26,962,805

Interest-bearing Liabilites:
Savings accounts	31,237	93,711	231,466	208,898	1,075,678	857,969	2,498,959
NOW and Super NOW accounts	10,263	30,790	76,052	68,637	353,430	281,899	821,071
Money market accounts	569,126	229,294	440,245	281,757	485,248	15,653	2,021,323
Certificates of deposit	2,319,153	3,620,905	696,105	209,869	83,197	—	6,929,229
Borrowed funds	1,861,639	599,540	689,053	1,075,100	8,165,072	449,838	12,840,242

Total interest-bearing liabilities	4,791,418	4,574,240	2,132,921	1,844,261	10,162,625	1,605,359	25,110,824

Interest rate sensitivity gap per period(4)	$(305,222)	$2,314	$6,862,833	$3,808,649	$(7,799,368)	$(717,225)	$1,851,981

Cumulative interest sensitivity gap	$(305,222)	$(302,908)	$6,559,925	$10,368,574	$2,569,206	$1,851,981

Cumulative interest sensitivity gap as a percentage of total assets	(0.99)%	(0.98)%	21.22%	33.54%	8.31%	5.99%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	93.63%	96.77%	157.05%	177.71%	110.93%	107.38%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Management also monitors interest rate sensitivity through the use of a model that generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The model makes assumptions regarding estimated loan prepayment rates, reinvestment rates, and deposit decay rates.

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

Based on the information and assumptions in effect at March 31, 2008, the following table reflects the estimated percentage change in our NPV assuming both a 100- and 200-basis point increase and a 100- and 200-basis point reduction in interest rates:

Changes in Interest Rates (in basis points)	Estimated Percentage Change in Net Portfolio Value
+ 200 over one year	(11.81)%
+ 100 over one year	(5.26)
- 100 over one year	0.14
- 200 over one year	1.93

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

Based on the information and assumptions in effect at March 31, 2008, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(1.85)%
+ 100 over one year	(1.04)
- 100 over one year	(0.68)
- 200 over one year	(3.03)

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

Management notes that no assurances can be given that future changes in our mix of assets and liabilities will not result in greater changes to our gap, NPV, or net interest income simulation.

Liquidity, Off-balance Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

We manage liquidity to ensure that our cash flows are sufficient to support our operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic deposit and loan demand.

In addition to the cash flows generated by loan and securities repayments, our funding primarily stems from deposits and borrowed funds. Depending on the availability and attractiveness of alternative funding sources, we have typically refrained from pricing our retail deposits at the higher end of the market in order to contain our funding costs. Much of our deposit growth has stemmed from acquisitions, with wholesale funding sources being used to enhance our liquidity.

Our primary investing activity is loan production, and in the first three months of 2008, the volume of loans originated and purchased exceeded the volume of loan repayments received. In the three months ended March 31, 2008, the net cash used in investing activities totaled $134.3 million.

During this time, our financing activities provided net cash of $283.2 million, partially reflecting the aforementioned increase in deposits. In addition, our operating activities provided net cash of $67.6 million in the first three months of this year.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases. Our most liquid assets are cash and cash equivalents, which totaled $552.3 million at March 31, 2008, an increase from $335.7 million at December 31, 2007. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $1.3 billion at the end of the quarter, and from the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

CDs due to mature in one year or less from March 31, 2008 totaled $5.9 billion, representing 85.7% of total CDs at that date. While our ability to retain and attract CDs depends on various factors, including the competitiveness of the terms and interest rates we offer, our desire to retain and attract CDs depends on our need for such funding, and the availability and attractiveness of other sources of funds.

Off-balance Sheet Arrangements and Contractual Commitments

At March 31, 2008, we had outstanding mortgage loan commitments of $1.3 billion and outstanding letters of credit totaling $74.5 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current first quarter were comparable to the amounts recorded at December 31, 2007, as disclosed in our 2007 Annual Report on Form 10-K.

Capital Position

Stockholders’ equity totaled $4.2 billion at March 31, 2008, a $24.1 million decrease from the balance at December 31, 2007. In addition to an $11.6 million rise in net unrealized losses on securities to $26.4 million, the reduction in stockholders’ equity reflects our adoption of EITF Issue No. 06-4 on January 1, 2008. In accordance with EITF Issue No. 06-4, we recorded a charge to retained earnings of $12.7 million for the split-dollar post-retirement benefit related to our investment in BOLI.

At March 31, 2008, stockholders’ equity was equivalent to 13.45% of total assets and a book value of $12.83 per share, based on 324,061,691 shares. At December 31, 2007, stockholders’ equity was equivalent to 13.68% of total assets and a book value of $12.95 per share, based on 322,834,839 shares. We calculate book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at March 31, 2008 and December 31, 2007 was 891,175 and 977,800, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

Excluding goodwill of $2.4 billion and CDI of $105.1 million, we reported tangible stockholders’ equity of $1.6 billion at March 31, 2008, equivalent to 5.70% of tangible assets and a tangible book value of $4.99 per share. At December 31, 2007, we reported tangible stockholders’ equity of $1.6 billion, equivalent to 5.83% of tangible assets and a tangible book value of $5.06 per share.

Excluding after-tax net unrealized losses on securities in the amount of $26.4 million, our adjusted tangible stockholders’ equity was equivalent to 5.78% of adjusted tangible assets at March 31, 2008. Excluding after-tax net unrealized losses on securities of $14.8 million, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 5.88% at December 31, 2007. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related measures that appear earlier in this report.)

During the first three months of the year, we used $80.9 million of our tangible stockholders’ equity to pay our shareholders a quarterly dividend of $0.25 per share.

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at March 31, 2008. On a consolidated basis, our leverage capital equaled $2.3 billion, representing 8.16% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $2.3 billion and $2.4 billion, representing 11.79% and 12.26%, respectively, of risk-weighted assets. At December 31, 2007, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $2.3 billion, $2.3 billion, and $2.4 billion, representing 8.32% of adjusted average assets, 12.10% of risk-weighted assets, and 12.58% of risk-weighted assets, respectively.

In addition, as of March 31, 2008, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2008 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (Company)

	At March 31, 2008
	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,302,717	8.16%	$2,302,717	11.79%	$2,395,115	12.26%
Regulatory capital requirement	1,128,379	4.00	781,350	4.00	1,562,700	8.00

Excess	$1,174,338	4.16%	$1,521,367	7.79%	$832,415	4.26%

Regulatory Capital Analysis (Community Bank)

	At March 31, 2008
	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,964,702	7.47%	$1,964,702	10.98%	$2,050,072	11.46%
Regulatory capital requirement	1,052,206	4.00	715,598	4.00	1,431,195	8.00

Excess	$912,496	3.47%	$1,249,104	6.98%	$618,877	3.46%

Regulatory Capital Analysis (Commercial Bank)

	At March 31, 2008
	Leverage Capital		Risk-based Capital
			Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$264,697	10.19%	$264,697	12.68%	$271,760	13.02%
Regulatory capital requirement	103,923	4.00	83,481	4.00	166,962	8.00

Excess	$160,774	6.19%	$181,216	8.68%	$104,798	5.02%

Earnings Summary for the Three Months Ended March 31, 2008

In the first quarter of 2008, we recorded earnings of $72.4 million, representing a $5.0 million, or 7.4%, linked-quarter increase and a $7.6 million, or 11.7%, increase year-over-year. At $0.22 per basic and diluted share, our first quarter 2008 earnings were $0.01 higher than the trailing-quarter level and consistent with the level recorded in the first quarter of 2007.

Among the factors contributing to the growth of our first quarter 2008 earnings were two gains that were recorded in non-interest income: the aforementioned $926,000 pre-tax gain on debt repurchase and a $1.6 million pre-tax gain that stemmed from the mandatory redemption of shares received in connection with Visa Inc.’s initial public offering (the “Visa-related gain”). Of the $1.6 million, which was recorded in first quarter 2008 “other income,” $500,000 served to reverse a portion of the $1.0 million Visa litigation charge (the “Visa-related charge”) that was recorded in non-interest expense in the fourth quarter of last year. On an after-tax basis, the two gains were equivalent to $2.2 million, combined.

In addition, our first quarter 2008 earnings were fueled by linked-quarter and year-over-year increases in net interest income and non-interest income. On a linked-quarter basis, the growth of our earnings also reflected a reduction in non-interest expense.

In comparison, our earnings for the fourth quarter of 2007 included a $2.2 million charge for the allocation of ESOP shares in connection with the PennFed and Synergy merger transactions (the “merger-related charge”) recorded in compensation and benefits expense; and the $1.0 million Visa-related charge mentioned above. These charges were primarily offset by a tax benefit of $2.6 million that stemmed from certain tax audit developments and was reflected in fourth quarter 2007 income tax expense.

Net Interest Income

Net interest income is our primary source of income. Its level is largely a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of our interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, market interest rates, and the monetary policy of the Federal Open Market Committee (the “FOMC”) of the Federal Reserve Board of Governors.

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate as it deems necessary. In 2007, the federal funds rate was maintained at 5.25% until the third quarter, and was subsequently lowered three times, to 4.25% by December 11th. In the first quarter of 2008, the reductions continued, and by March 18, 2008, the federal funds rate was 2.25%, where it remained through quarter-end.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. As previously indicated, the pricing of our multi-family and commercial real estate loans is generally based on the five-year CMT plus a spread, with the interest rate fixed at the date of origination for the first five years of the loan. The five-year CMT averaged 2.75% in the first three months of this year, after reaching a high of 3.28% on January 2nd; in the three months ended December 31, and March 31, 2007, the five-year CMT averaged 3.80% and

4.64%, respectively. However, in view of the myriad changes taking place in the financial markets since last summer, the average spread on our multi-family and commercial real estate loans widened to 302 basis points above the average five-year CMT in the current first quarter from an average of 228 basis points above in the trailing three-month period. In the year-earlier first quarter, the spread was substantially lower, ranging from approximately 150 to 160 basis points above the five-year CMT.

In addition, the level of net interest income we record is significantly influenced by the level of prepayment penalty income recorded, primarily in connection with the prepayment of multi-family and commercial real estate loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will be reflected in the average yield on loans and assets, and therefore, in the level of our net interest margin and interest rate spread. In the first quarter of 2008, prepayment penalty income totaled $10.3 million, signifying a linked-quarter increase of $5.8 million and a $3.4 million decrease year-over-year.

The Company recorded net interest income of $161.5 million in the first quarter of 2008, up $7.1 million, or 4.6%, on a linked-quarter basis, and up $15.3 million, or 10.4%, from the level recorded in the year-earlier three months. The year-over-year increase in net interest income was the net effect of a $32.9 million rise in interest income to $402.3 million and a $17.7 million increase in interest expense to $240.9 million. The linked-quarter increase was the net effect of a $3.2 million increase in interest income and a $3.8 million decrease in interest expense.

Year-over-year Comparison

The year-over-year rise in interest income was driven by a $1.8 billion increase in the average balance of interest-earning assets to $26.7 billion, together with an eight-basis point rise in the average yield to 6.04%. The higher average balance was largely attributable to organic loan production and to the three business combinations we completed last year. The higher yield largely reflects the wider spreads on the multi-family and commercial real estate loans we originated during the current first quarter and the replenishment of our interest-earning asset mix with generally higher-yielding loans and securities.

The interest income produced by loans rose $14.5 million year-over-year to $313.0 million, as the benefit of a $752.2 million increase in the average balance to $20.2 billion was augmented by a five-basis point increase in the average yield to 6.19%. In addition, the interest income produced by securities rose $16.3 million year-over-year, to $87.0 million, as the average balance rose $817.0 million to $6.1 billion and the average yield rose 35 basis points to 5.68%.

The year-over-year increase in interest expense was driven by a $1.8 billion rise in the average balance of interest-bearing liabilities to $25.1 billion, which was tempered by a four-basis point decline in the average cost of funds to 3.85%. While the average balance increased as a result of our acquisitions in 2007, the decline in the average cost largely reflects a reduction in the cost of our interest-bearing deposits as the federal funds rate declined over the twelve-month period.

The interest expense produced by interest-bearing deposits declined by $3.1 million year-over-year, to $96.7 million, as a largely acquisition-driven increase in the average balance was offset by a decline in the average cost. Specifically, average interest-bearing deposits rose $602.8 million year-over-year, to $12.2 billion, while the average cost fell 31 basis points to 3.18%. CDs accounted for the bulk of the increase in the average balance and for the bulk of the reduction in the average cost. While the average balance of CDs rose to $7.0 billion from $6.1 billion in the year-earlier first quarter, the average cost of CDs fell 24 basis points during this time to 4.41%. As a result, CDs generated first quarter 2008 interest expense of $76.6 million, a $6.3 million increase from the year-earlier amount.

In addition, the interest expense produced by savings accounts rose $278,000 to $6.0 million, as the average balance of such funds rose $82.0 million to $2.5 billion, and the average cost remained constant at 0.96%.

The increase in the interest expense produced by CDs and savings accounts was partially offset by a $9.7 million decline in the interest expense produced by NOW and money market accounts to $14.2 million, the result of a $325.4 million decline in the average balance to $2.6 billion and a 112-basis point reduction in the average cost of such funds to 2.17%. In addition, the average balance of non-interest-bearing deposits increased by $130.5 million to $1.2 billion year-over-year.

Borrowed funds generated first quarter 2008 interest expense of $144.1 million, up $20.8 million from the year-earlier amount. The increase was attributable to a $1.2 billion rise in the average balance to $12.9 billion and a 21-basis point rise in the average cost of such funds to 4.49%. While the increase in the average balance was driven by last year’s acquisitions, the increase in the average cost was largely due to a reduction in the mark-to-market accretion on borrowed funds that were acquired in earlier merger transactions.

While prepayment penalty income contributed 15 and 22 basis points, respectively, to our net interest margin in the first quarters of 2008 and 2007, the impact of this seven-basis point reduction was offset by the same combination of factors that contributed to the growth of our net interest income year-over-year. At 2.41%, our first quarter 2008 margin was nine basis points higher than the year-earlier measure; similarly, our interest rate spread rose 12 basis points to 2.19% over the course of the year.

Linked-quarter Comparison

In addition to the aforementioned increase in prepayment penalty income, the linked-quarter increase in interest income was driven by a $244.3 million rise in the average balance of interest-earning assets, as the average yield remained constant at 6.04%.

The interest income produced by loans increased $10.2 million over the course of the quarter, reflecting a $477.9 million rise in the average balance and a seven-basis point rise in the average yield. During this time, the interest income produced by securities declined $6.8 million, the combined effect of a $335.3 million decrease in the average balance and a 12-basis point reduction in the average yield.

The linked-quarter decline in interest expense was the net effect of a $336.2 million increase in the average balance of interest-bearing liabilities and an eight-basis point decrease in the average cost of funds. While the average balance of interest-bearing deposits rose $104.2 million during this time, the interest expense produced by such funds fell $6.4 million, primarily reflecting a 20-basis point reduction in the average cost. Largely reflecting the benefit of the FOMC’s actions during the quarter, the average cost of funds declined for each type of interest-bearing deposit, including a 48-basis point decline in the average cost of NOW and money market accounts, an 18-basis point decline in the average cost of savings accounts, and a 16-basis point decline in the average cost of CDs.

Thus, while the average balance of NOW and money market accounts rose $47.4 million over the course of the quarter, the interest expense produced by such funds declined by $3.0 million during this time. Similarly, while the average balance of CDs rose $144.3 million in the current first quarter, the interest expense produced by such funds fell by $2.0 million. The interest expense produced by savings accounts also declined, by $1.4 million, as the reduction in the average cost occurred in tandem with a $76.7 million reduction in the average balance of such funds. The average balance of non-interest-bearing deposits declined $25.0 million in the three months ended March 31, 2008.

The interest expense produced by borrowed funds rose by $2.6 million in the quarter, the result of a $231.9 million increase in the average balance and a four-basis point increase in the average cost. The latter increase was attributable to certain wholesale borrowings that repriced higher in the three months ended March 31, 2008.

Reflecting the same factors that contributed to the linked-quarter increase in our net interest income, our spread and margin rose eight and five basis points, respectively, in the three months ended March 31, 2008. In the fourth quarter of 2007, prepayment penalty income contributed seven basis points to the margin, eight basis points less than the number contributed in the first quarter of 2008.

It should be noted that the level of prepayment penalty income is unpredictable in nature, as its level largely depends on the volume of multi-family and commercial real estate loans refinancing, and the volume of such properties that are sold during any given period of time. Such activity is dependent on a variety of factors, including current market conditions, current real estate values, and the perceived direction of market interest rates. Accordingly, the level of prepayment penalty income we recorded during the current first quarter may or may not differ significantly from the levels recorded in the remaining three quarters of 2008.

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

Net Interest Income Analysis (Year-over-year Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2008				2007
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$20,244,263	$312,988	6.19%		$19,492,078	$298,467	6.14%
Securities (2) (3)	6,125,558	86,974	5.68		5,308,608	70,688	5.33
Money market investments	293,229	2,362	3.23		20,341	246	4.90

Total interest-earning assets	26,663,050	402,324	6.04		24,821,027	369,401	5.96
Non-interest-earning assets	3,997,616				3,413,781

Total assets	$30,660,666				$28,234,808

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,616,675	$14,168	2.17%		$2,942,119	$23,902	3.29%
Savings accounts	2,485,517	5,979	0.96		2,403,504	5,701	0.96
Certificates of deposit	6,970,738	76,574	4.41		6,127,205	70,228	4.65
Mortgagors’ escrow	122,922	26	0.08		120,250	33	0.11

Total interest-bearing deposits	12,195,852	96,747	3.18		11,593,078	99,864	3.49
Borrowed funds	12,869,126	144,118	4.49		11,670,369	123,349	4.28

Total interest-bearing liabilities	25,064,978	240,865	3.85		23,263,447	223,213	3.89
Non-interest-bearing deposits	1,226,621				1,096,095
Other liabilities	261,631				269,716

Total liabilities	26,553,230				24,629,258
Stockholders’ equity	4,107,436				3,605,550

Total liabilities and stockholders’ equity	$30,660,666				$28,234,808

Net interest income/interest rate spread		$161,459	2.19%			$146,188	2.07%

Net interest-earning assets/net interest margin	$1,598,072		2.41%		$1,557,580		2.32%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-quarter Comparison)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31, 2008				December 31, 2007
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$20,244,263	$312,988	6.19%		$19,766,367	$302,747	6.12%
Securities (2) (3)	6,125,558	86,974	5.68		6,460,817	93,726	5.80
Money market investments	293,229	2,362	3.23		191,583	2,638	5.46

Total interest-earning assets	26,663,050	402,324	6.04		26,418,767	399,111	6.04
Non-interest-earning assets	3,997,616				3,988,387

Total assets	$30,660,666				$30,407,154

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$2,616,675	$14,168	2.17%		$2,569,245	$17,131	2.65%
Savings accounts	2,485,517	5,979	0.96		2,562,258	7,382	1.14
Certificates of deposit	6,970,738	76,574	4.41		6,826,417	78,613	4.57
Mortgagors’ escrow	122,922	26	0.08		133,691	33	0.10

Total interest-bearing deposits	12,195,852	96,747	3.18		12,091,611	103,159	3.38
Borrowed funds	12,869,126	144,118	4.49		12,637,183	141,544	4.45

Total interest-bearing liabilities	25,064,978	240,865	3.85		24,728,794	244,703	3.93
Non-interest-bearing deposits	1,226,621				1,251,657
Other liabilities	261,631				243,759

Total liabilities	26,553,230				26,224,210
Stockholders’ equity	4,107,436				4,182,944

Total liabilities and stockholders’ equity	$30,660,666				$30,407,154

Net interest income/interest rate spread		$161,459	2.19%			$154,408	2.11%

Net interest-earning assets/net interest margin	$1,598,072		2.41%		$1,689,973		2.36%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

As a result of management’s assessment, no provision for loan losses was recorded in the three months ended March 31, 2008, December 31, 2007, or March 31, 2007. As previously indicated in the asset quality discussion, non-performing loans represented $21.9 million, or 0.11%, of total loans at March 31, 2008, as compared to $22.2 million, representing 0.11% of total loans, at December 31, 2007, and $24.6 million, representing 0.13% of total loans, at March 31, 2007. Furthermore, charge-offs totaled $396,000 in the current first quarter, representing 0.002% of average loans. The allowance for loan losses totaled $92.4 million at the close of the current first quarter and represented 421.66% of non-performing loans and 0.45% of total loans at that date.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the earlier discussion of asset quality.

Non-interest Income

Non-interest income generally consists of fee income (comprised primarily of fees related to retail deposits); income generated by our investment in BOLI; and other income, which primarily includes the revenues produced through the sale of third-party investment products and the revenues generated by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

Non-interest income totaled $28.5 million in the current first quarter, as compared to $26.5 million and $24.1 million, respectively, in the trailing and year-earlier three months. Included in the first quarter 2008 amount were the aforementioned $926,000 gain on debt repurchase and the $1.6 million Visa-related gain. Of the $1.6 million, $1.1 million resulted from the mandatory redemption of shares received in connection with Visa Inc.’s initial public offering and the remaining $500,000 served to reverse a portion of the $1.0 million Visa-related charge that was recorded in operating expenses in the fourth quarter of last year.

Fee income contributed $10.6 million to total non-interest income in the current first quarter, representing a $462,000 reduction from the trailing-quarter level and an $831,000 increase from the year-earlier amount. BOLI income added $6.7 million to non-interest income in the current first quarter, a $33,000 reduction from the trailing-quarter level and a $663,000 increase year-over-year. The year-over-year increases in fee and BOLI income were respectively driven by the expansion of the branch network in 2007 and by the BOLI acquired in our transactions with PennFed and Synergy. Reflecting the Visa-related gain, other income totaled $10.2 million in the current first quarter, and was up $1.6 million on a linked-quarter basis and $2.0 million year-over-year. In addition to the Visa-related gain, the year-over-year increase in other income reflects an increase in revenues produced through the sale of third-party investment products and in the revenues generated by PBC.

The following table summarizes the components of non-interest income for the three months ended March 31, 2008, December 31, 2007, and March 31, 2007:

	For the Three Months Ended
(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Fee income	$10,584	$11,046	$9,753
BOLI income	6,745	6,778	6,082
Gain on debt repurchase	926	—	—
Other income:
PBC	3,702	3,749	3,581
Third-party investment product sales	2,942	2,409	2,172
Gain on sale of 1-4 family and other loans	64	—	172
Visa-related gain	1,647	—	—
Other	1,887	2,516	2,321

Total other income	10,242	8,674	8,246

Total non-interest income	$28,497	$26,498	$24,081

Non-interest Expense

Non-interest expense generally consists of operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

Non-interest expense totaled $84.9 million in the current first quarter, as compared to $87.9 million in the trailing quarter and $74.3 million in the year-earlier three months. Operating expenses accounted for $78.8 million of the current first quarter total, as compared to $81.8 million and $69.3 million, respectively, of the totals recorded in the earlier periods.

In the fourth quarter of 2007, our non-interest expense and operating expenses were increased by the two charges that were previously mentioned: the merger-related charge of $2.2 million, recorded in compensation and benefits expense, and the Visa-related charge of $1.0 million, recorded in G&A expense.

Compensation and benefits expense totaled $43.1 million in the current first quarter, and was up $1.6 million and $5.9 million, respectively, from the trailing-quarter and year-earlier amounts. The linked-quarter rise was primarily due to grants of long-term performance-based stock awards and normal salary increases. The year-over-year increase largely reflects the acquisition-related expansion of our staff. At March 31, 2008, the number of full-time equivalent employees totaled 2,828, as compared to 2,834 and 2,400, respectively, at December 31 and March 31, 2007.

Occupancy and equipment expense totaled $17.7 million in the current first quarter, reflecting a linked-quarter reduction of $1.5 million and a $2.6 million increase year-over-year. The year-over-year increase reflects the acquisition-driven expansion of the branch network from 163 branches at March 31, 2007 to 217 branches at March 31, 2008.

G&A expense declined $3.1 million on a linked-quarter basis, and was up $1.0 million year-over-year. While the level of G&A expense recorded in the fourth quarter of last year was increased by the Visa-related charge, as mentioned, the linked-quarter reduction also reflects a decline in professional fees and advertising costs in the first quarter of 2008.

The amortization of CDI totaled $6.0 million in the current first quarter, as compared to $6.1 million and $5.0 million, respectively, in the trailing and year-earlier three months. The year-over-year increase reflects the CDI added in the Company’s business combinations in 2007, which is being amortized on an accelerated basis over a period of ten years.

Income Tax Expense

We recorded income tax expense of $32.7 million in the current first quarter, a $7.1 million increase from the trailing-quarter level and a $1.6 million increase year-over-year. Pre-tax income totaled $105.1 million in the current first quarter, signifying a linked-quarter increase of $12.1 million and a $9.2 million increase from the year-earlier amount. In addition, the effective tax rate equaled 31.1% in the first quarter of 2008, as compared to 27.5% and 32.4%, respectively, in the earlier periods. In the fourth quarter of 2007, our effective tax rate reflected the aforementioned $2.6 million benefit of certain tax audit developments with various tax jurisdictions.

Please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 76 – 80 of our 2007 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2008. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” in this quarterly report.

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

In February 1983, the contents of various safe deposit boxes were burglarized at a branch office of CFS Bank, now the Queens County Savings Bank division of the Community Bank. The Community Bank is a defendant in a lawsuit, brought in Supreme Court, Queens County, New York whereby the plaintiffs have alleged CFS Bank was negligent in safeguarding the safe deposit box contents and are seeking recovery of approximately $12.3 million in damages. This amount does not include statutory prejudgment interest of 9% per annum from the date of loss that could be awarded on a judgment amount. Plaintiffs also named Wells Fargo Alarm Services, a division of Baker Protection Services, Inc. (“Wells Fargo”), the alarm company, as a defendant. CFS Bank filed a cross claim against Wells Fargo alleging that its gross negligence caused or contributed to the loss. The Court entered summary judgment dismissing plaintiffs’ claims against Wells Fargo, but denied Wells Fargo’s motion to dismiss CFS Bank’s cross claim for gross negligence against Wells Fargo. That ruling was affirmed on appeal. Discovery is complete and the plaintiffs have requested a jury trial. On March 7, 2008, the parties executed a stipulation which provided the stay of the action be lifted and the trial of the liability portion of the action be scheduled to commence on or about June 2, 2008. The parties are discussing the possibility of a settlement. The ultimate liability, if any, from the disposition of the pending claims cannot presently be determined.

In November 2004, an action was filed in the Eastern District of New York alleging that the Company and various of its officers violated the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint was amended on May 31, 2005. The suit which was brought on behalf of a putative class of participants in the New York Community Bank Employee Savings Plan who purchased or otherwise acquired the Company’s securities from December 31, 2002 through February 4, 2005, alleged, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The defendants moved to dismiss the action, and on February 6, 2006 the Court granted in part and denied in part the motion to dismiss. The Court ruled that one of the two putative class representatives did not have standing under ERISA, but found that there were issues of fact concerning the standing of the other putative class representative. After the parties engaged in limited discovery concerning the plaintiff’s standing under ERISA, defendants renewed their motion to dismiss. On October 25, 2006, the Court entered an order dismissing the remaining claims in this action on the ground that the plaintiffs lack standing to pursue the claims. On November 20, 2006, plaintiffs filed a notice of appeal, and on December 20, 2007, the Second Circuit denied the appeal by affirming the district court’s dismissal of the plaintiffs’ claims. The plaintiffs’ time to appeal the Second Circuit’s affirmation of the district court’s dismissal has now expired and the matter has been terminated.

On May 6, 2005, sixteen of the Company’s current or former officers and directors were named as defendants in a putative derivative action filed by an alleged shareholder on behalf of the Company in the United States District Court for the Eastern District of New York. The same shareholder previously had sent the Company’s Board of Directors a letter reciting many of the allegations made in the putative class action, and demanding that the Board take a variety of actions allegedly required to address those allegations. The Board appointed a committee of independent directors to evaluate what response, if any, to make to this letter. Nevertheless, the putative derivative plaintiff filed this action repeating the same allegations, and purporting to seek on behalf of the Company money damages, restitution, and equitable relief against the defendants for various alleged breaches of duty and alleged corporate waste. On August 15, 2005, the plaintiff filed an amended complaint, repeating the same substantive allegations of fact. On September 30, 2005, the defendants filed motions to dismiss this action, which motions remain pending.

We believe that we have meritorious defenses against each of the continuing actions and will vigorously defend both the substantive and procedural aspects of these litigations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2008, there were no material changes to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2008, the Company allocated $12,154 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: January 1, 2008 through January 31, 2008	660	$16.22	660	1,465,048
Month #2: February 1, 2008 through February 29, 2008	—	—	—	1,465,048
Month #3: March 1, 2008 through March 31, 2008	79	18.34	79	1,464,969

Total	739	$16.45	739

(1)	All shares were purchased in privately negotiated transactions.
(2)	On February 26, 2004, the Board of Directors authorized the repurchase of five million shares. On April 20, 2004, with 44,816 shares remaining under such authorization, the Board authorized the repurchase of up to an additional five million shares. At March 31, 2008, 1,464,969 shares were still available for repurchase under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

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

New York Community Bancorp, Inc.
(Registrant)

DATE: May 12, 2008	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and
Chief Executive Officer

DATE: May 12, 2008	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President
and Chief Financial Officer