Form 10-Q
period 2008-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2008-08-11
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Par Value: $0.01

Classes of Common Stock

343,697,963

Number of shares outstanding at

August 6, 2008

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2008

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2008 (unaudited)	December 31, 2007
Assets:
Cash and cash equivalents	$ 280,125	$ 335,743
Securities available for sale:
Mortgage-related ($852,153 and $944,225 pledged, respectively)	893,918	973,324
Other ($85,174 and $140,032 pledged, respectively)	284,748	407,932

Total available-for-sale securities	1,178,666	1,381,256

Securities held to maturity:
Mortgage-related ($2,565,642 and $2,414,157 pledged, respectively; fair value of $2,607,228 and $2,432,987, respectively)	2,642,060	2,479,483
Other ($1,455,538 and $1,477,966 pledged, respectively; fair value of $1,777,911 and $1,891,207, respectively)	1,810,260	1,883,162

Total held-to-maturity securities	4,452,320	4,362,645

Total securities	5,630,986	5,743,901
Loans, net of deferred loan fees and costs	20,925,285	20,363,248
Less: Allowance for loan losses	(92,858)	(92,794)

Loans, net	20,832,427	20,270,454
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	420,248	423,069
Premises and equipment, net	210,495	214,906
Goodwill	2,436,881	2,437,404
Core deposit intangibles, net	99,270	111,123
Bank-owned life insurance	677,808	664,431
Other assets	495,259	378,791

Total assets	$31,083,499	$30,579,822

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$ 3,149,284	$ 2,456,756
Savings accounts	2,790,325	2,514,189
Certificates of deposit	6,183,016	6,913,036
Non-interest-bearing accounts	1,231,975	1,273,352

Total deposits	13,354,600	13,157,333

Official checks outstanding	28,110	18,749
Borrowed funds:
FHLB-NY advances	8,126,497	7,782,390
Repurchase agreements	4,223,838	4,411,220
Federal funds purchased	100,000	—
Junior subordinated debentures	484,415	484,843
Other borrowings	185,018	237,219

Total borrowed funds	13,119,768	12,915,672

Mortgagors’ escrow	104,704	78,468
Other liabilities	187,056	227,287

Total liabilities	26,794,238	26,397,509

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 343,665,007 and 323,812,639 shares issued, respectively; 343,654,196 and 323,812,639 shares outstanding, respectively)	3,437	3,238
Paid-in capital in excess of par	4,174,324	3,815,831
Retained earnings	134,571	390,757
Less: Treasury stock (10,811 and 0 shares, respectively)	(221)	—
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(2,540)	(3,085)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax	(17,197)	(21,315)

Total stockholders’ equity	4,289,261	4,182,313

Commitments and contingencies

Total liabilities and stockholders’ equity	$31,083,499	$30,579,822

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income:
Mortgage and other loans	$ 310,396	$313,469	$ 623,384	$611,936
Securities	82,533	73,319	169,507	144,007
Money market investments	371	14,221	2,733	14,467

Total interest income	393,300	401,009	795,624	770,410

Interest Expense:
NOW and money market accounts	13,144	25,246	27,312	49,148
Savings accounts	5,841	7,310	11,820	13,011
Certificates of deposit	65,799	80,334	142,373	150,562
Borrowed funds	177,938	127,003	322,056	250,352
Mortgagors’ escrow	28	34	54	67

Total interest expense	262,750	239,927	503,615	463,140

Net interest income	130,550	161,082	292,009	307,270
Provision for loan losses	1,700	—	1,700	—

Net interest income after provision for loan losses	128,850	161,082	290,309	307,270

Non-interest (Loss) Income:
Fee income	10,210	10,747	20,794	20,500
Bank-owned life insurance	7,134	6,283	13,879	12,365
Net gain on sale of securities	568	9,195	568	9,195
(Loss) gain on debt repurchase	—	(1,848)	926	(1,848)
Loss on other-than-temporary impairment of securities	(49,595)	(56,958)	(49,595)	(56,958)
Other	9,024	8,652	19,266	16,898

Total non-interest (loss) income	(22,659)	(23,929)	5,838	152

Non-interest Expense:
Operating expenses:
Compensation and benefits	43,340	39,926	86,406	77,129
Occupancy and equipment	17,212	17,491	34,922	32,594
General and administrative	21,948	18,178	39,990	35,217

Total operating expenses	82,500	75,595	161,318	144,940
Debt repositioning charge	285,369	3,190	285,369	3,190
Amortization of core deposit intangibles	5,821	5,823	11,853	10,825

Total non-interest expense	373,690	84,608	458,540	158,955

(Loss) income before income taxes	(267,499)	52,545	(162,393)	148,467
Income tax (benefit) expense	(112,716)	16,571	(79,981)	47,674

Net (Loss) Income	$(154,783)	$ 35,974	$ (82,412)	$100,793

Other comprehensive income, net of tax:
Change in net unrealized losses on securities	15,519	17,982	3,967	26,253
Change in pension and post-retirement obligations	50	212	151	422

Total comprehensive (loss) income, net of tax	$(139,214)	$ 54,168	$ (78,294)	$127,468

Basic (loss) earnings per share	$(0.47)	$0.12	$(0.25)	$0.33

Diluted (loss) earnings per share	$(0.47)	$0.12	$(0.25)	$0.33

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2008
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 3,238
Shares issued in stock offering (17,871,000)	179
Shares issued for exercise of stock options (897,868)	9
Shares issued for restricted stock awards (1,083,500)	11

Balance at end of period	3,437

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,815,831
Allocation of ESOP stock	2,602
Restricted stock activity	3,729
Exercise of stock options	10,918
Tax effect of stock plans	2,270
Common shares issued (17,871,000)	338,974

Balance at end of period	4,174,324

Retained Earnings (partially restricted):
Balance at beginning of year	390,757
Net loss	(82,412)
Dividends paid on common stock ($0.50 per share)	(162,026)
Effect of adoption of Emerging Issues Task Force Issue No. 06-4	(12,709)
Effect of accounting change regarding pension plan measurement date pursuant to Financial Accounting Standards Board Statement No. 158	961

Balance at end of period	134,571

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (112,537 shares)	(2,160)
Exercise of stock options (101,726 shares)	1,939

Balance at end of period	(221)

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(3,085)
Earned portion of ESOP	545

Balance at end of period	(2,540)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(21,315)
Change in net unrealized loss on securities available for sale, net of tax of $17,207	(26,554)
Less: Reclassification adjustment for net gain on sale of securities and loss on other-than-temporary impairment of securities, net of tax of $(18,983)	30,044
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(313)	477
Change in pension and post-retirement obligations, net of tax of $(98)	151

Balance at end of period	(17,197)

Total stockholders’ equity at end of period	$4,289,261

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$ (82,412)	$ 100,793
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	1,700	—
Depreciation and amortization	9,958	9,300
(Accretion of discounts) amortization of premiums, net	(4,785)	729
Net change in net deferred loan origination costs and fees	4,633	(582)
Amortization of core deposit intangibles	11,853	10,825
Net gain on sale of securities	(568)	(9,195)
Net gain on sale of loans	(152)	(531)
Stock plan-related compensation	6,887	4,238
Loss on other-than-temporary impairment of securities	49,595	56,958
Changes in assets and liabilities:
(Increase) decrease in deferred tax asset, net	(18,927)	18,872
Increase in other assets	(112,954)	(17,355)
Increase in official checks outstanding	9,361	9,756
(Decrease) increase in other liabilities	(51,990)	9,948
Origination of loans held for sale	(25,335)	(53,186)
Proceeds from sale of loans originated for sale	23,480	50,273

Net cash (used in) provided by operating activities	(179,656)	190,843

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	1,449,965	245,382
Proceeds from repayment of securities available for sale	162,914	143,463
Proceeds from sale of securities available for sale	11,438	603,630
Purchase of securities held to maturity	(1,469,186)	(200,000)
Purchase of securities available for sale	(12,320)	(501,654)
Net redemption of FHLB-NY stock	2,821	43,325
Net (increase) decrease in loans	(612,594)	1,042,138
Purchase of loans	(45,500)	—
Proceeds from sale of loans	25,035	755,948
Purchase of premises and equipment, net	(5,547)	(6,548)
Net cash acquired in acquisitions	—	22,714

Net cash (used in) provided by investing activities	(492,974)	2,148,398

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	197,267	(464,642)
Net increase in short-term borrowings	1,021,100	(145,700)
Net decrease in long-term borrowings	(817,004)	(732,658)
Net increase (decrease) in mortgagors’ escrow	26,236	(19,648)
Tax effect of stock plans	2,270	(1,980)
Proceeds from issuance of common stock	339,152	—
Cash dividends paid on common stock	(162,026)	(151,500)
Treasury stock purchases	(2,160)	(93)
Net cash received from stock option exercises	12,177	26,260
Cash in lieu of fractional shares	—	(5)

Net cash provided by (used in) financing activities	617,012	(1,489,966)

Net (decrease) increase in cash and cash equivalents	(55,618)	849,275
Cash and cash equivalents at beginning of period	335,743	230,759

Cash and cash equivalents at end of period	$ 280,125	$ 1,080,034

Supplemental information:
Cash paid for:
Interest	$ 523,463	$ 483,323
Income taxes	22,074	40,502
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities held to maturity, net	$ 71,307	$ 593,816
Transfer to other real estate owned from loans	—	129

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

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

Note 2. Stock-based Compensation

At June 30, 2008, the Company had 7,150,259 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). Under the 2006 Stock Incentive Plan, the Company granted 1,116,400 shares of restricted stock in the six months ended June 30, 2008, with an average fair value of $16.00 per share on the date of grant and a vesting period of five years. The six-month amount includes 311,500 shares that were granted in the second quarter and had an average fair value of $18.44 per share on the date of grant. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.1 million and $1.1 million, respectively, in the three months ended June 30, 2008 and 2007, and $3.7 million and $1.1 million, respectively, in the six months ended at those dates.

A summary of activity with regard to restricted stock awards in the six months ended June 30, 2008 is presented in the following table:

	For the Six Months Ended June 30, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	757,991	$17.64
Granted	1,116,400	16.00
Vested	(270,400)	17.67
Forfeited	(40,150)	15.75

Unvested at June 30, 2008	1,563,841	16.52

As of June 30, 2008, unrecognized compensation cost relating to unvested restricted stock totaled $23.4 million. This amount will be recognized over a remaining weighted average period of 3.73 years.

In addition, the Company had eleven stock option plans at June 30, 2008: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial

Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group, Inc. Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

In connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments,” on January 1, 2006, and using the modified prospective approach, the Company recognizes compensation and benefits expense related to share-based payments at fair value on the grant date, and recognizes such expense in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during the three and six months ended June 30, 2008 or the twelve months ended December 31, 2007, the Company did not record any compensation and benefits expense relating to stock options during these periods.

At the present time, the Company issues new shares of common stock at market value to satisfy the exercise of stock options. On occasion, the Company will utilize common stock held in Treasury to satisfy the exercise of options, in which case the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At June 30, 2008, there were 14,330,871 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 144,757 at June 30, 2008.

The status of the Company’s Stock Option Plans at June 30, 2008 and the changes that occurred during the six months ended at that date are summarized in the following table:

	For the Six Months Ended June 30, 2008
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable, beginning of period	15,763,696	$15.05
Exercised	(1,332,834)	14.00
Forfeited	(99,991)	16.30

Stock options outstanding and exercisable, end of period	14,330,871	15.14

Total stock options outstanding and exercisable at June 30, 2008 had a weighted average remaining contractual life of 3.6 years, a weighted average exercise price of $15.14 per share, and an aggregate intrinsic value of $45.6 million. The intrinsic values of options exercised during the six months ended June 30, 2008 and 2007 were $7.1 million and $5.2 million, respectively.

Note 3. Securities

The following table summarizes the amortized cost and estimated fair market values of the Company’s held-to-maturity securities at the dates indicated:

	June 30, 2008		December 31, 2007
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$ 297,451	$ 309,855	$ 250,510	$ 258,244
GSE CMOs (2)	2,337,810	2,290,574	2,222,355	2,168,125
Other mortgage-related securities	6,799	6,799	6,618	6,618

Total mortgage-related securities	$2,642,060	$2,607,228	$2,479,483	$2,432,987

Other securities:
GSE debentures	$1,412,543	$1,414,008	$1,530,414	$1,537,827
Corporate bonds	177,361	167,450	165,992	170,675
Capital trust notes	220,356	196,453	186,756	182,705

Total other securities	$1,810,260	$1,777,911	$1,883,162	$1,891,207

Total securities held to maturity	$4,452,320	$4,385,139	$4,362,645	$4,324,194

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations

The following table summarizes the amortized cost and estimated fair market values of the Company’s available-for-sale securities at the dates indicated:

	June 30, 2008		December 31, 2007
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE certificates	$ 194,397	$ 199,194	$ 217,855	$ 221,835
GSE CMOs	554,443	553,236	599,936	599,022
Private label CMOs	146,543	141,488	155,213	152,467

Total mortgage-related securities	$ 895,383	$ 893,918	$ 973,004	$ 973,324

Other securities:
GSE debentures	$ 97,583	$ 104,048	$ 178,389	$ 187,924
U.S. Treasury obligations	1,099	1,111	1,098	1,112
Corporate bonds	44,813	39,793	55,818	48,926
State, county, and municipal	6,527	6,369	6,526	6,451
Capital trust notes	44,677	45,204	71,149	66,960
Preferred stock	48,121	46,809	59,900	51,088
Common stock	47,805	41,414	48,537	45,471

Total other securities	$ 290,625	$ 284,748	$ 421,417	$ 407,932

Total securities available for sale	$1,186,008	$1,178,666	$1,394,421	$1,381,256

In the three months ended June 30, 2008, the Company recorded a $49.6 million loss on the other-than-temporary impairment (“OTTI”) of certain securities. The OTTI represented the excess of amortized cost over fair value at that date. Management’s decision to recognize this OTTI was based on the significant decline in the market value of these securities, and the unlikelihood of recovering such market value in a reasonable period of time. Included in the $49.6 million loss were corporate bonds with an OTTI of $11.0 million and a remaining market value of $14.0 million at June 30, 2008; capital trust notes, including income notes, with an OTTI of $26.2 million and a remaining market value of $21.7 million; common stock with an OTTI of $653,000 and a remaining market value of $59,000; and preferred stock with an OTTI of $11.8 million and a remaining market value of $29.2 million. Included in the latter market value were $3.7 million of Freddie Mac exposure and $25.5 million of perpetual preferred stock in primary broker-dealers, all of which was rated investment grade. In the trailing quarter, the unrealized mark-to-market loss on these securities had been reflected as a reduction to stockholders’ equity through other comprehensive income.

It is currently management’s expectation that the remaining unrealized losses on securities at June 30, 2008 will be recovered within a reasonable period of time through a typical interest rate cycle; that the Company has the intent and ability to retain these securities until recovery of market value; and that the debt securities will be repaid in accordance with their terms.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$14,727,208	70.36%	$14,052,298	69.00%
Commercial real estate	4,092,932	19.55	3,828,334	18.80
Construction	906,884	4.33	1,138,851	5.59
1-4 family	279,832	1.34	380,824	1.87

Total mortgage loans	20,006,856	95.58	19,400,307	95.26
Net deferred loan origination fees	(1,818)		(1,512)
Unearned discount	(4,388)		—

Mortgage loans, net	20,000,650		19,398,795

Other loans:
Commercial and industrial	737,809		705,810
Consumer	184,595		255,055
Auto leases, net of unearned income	2,922		4,340

Total other loans	925,326	4.42	965,205	4.74
Net deferred loan origination fees	(691)		(752)

Total other loans, net	924,635		964,453
Less: Allowance for loan losses	92,858		92,794

Loans, net	$20,832,427	100.00%	$20,270,454	100.00%

The following table provides a summary of the allowance for loan losses at the dates indicated:

(dollars in thousands)	At or For the Six Months Ended June 30, 2008	At or For the Year Ended December 31, 2007
Allowance for Loan Losses:
Balance at beginning of period	$92,794	$85,389
Provision for loan losses	1,700	—
Allowance acquired in business combinations	—	7,836
Charge-offs	(1,636)	(431)

Balance at end of period	$92,858	$92,794

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

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2008	December 31, 2007
FHLB-NY advances	$ 8,126,497	$ 7,782,390
Repurchase agreements	4,223,838	4,411,220
Federal funds purchased	100,000	—
Junior subordinated debentures	484,415	484,843
Senior debt	75,018	75,219
Preferred stock of subsidiaries	110,000	162,000

Total borrowed funds	$13,119,768	$12,915,672

In the second quarter of 2008, the Company recorded a pre-tax charge of $325.0 million for the prepayment of $4.0 billion of higher-cost wholesale and other borrowings and their replacement with $3.8 billion of lower-cost wholesale borrowings. (Wholesale borrowings consist of FHLB-NY advances, repurchase agreements, and federal funds purchased.) In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”charges of $39.6 million that were incurred in connection with the prepayment and replacement of wholesale borrowings transacted with the same counterparty were amortized over the life of the new borrowings and recorded in interest expense. In accordance with SFAS No. 140, charges of $285.4 million that were incurred in connection with the prepayment of wholesale borrowings that were replaced by funds obtained through different counterparties were immediately recorded in non-interest expense.

Included in the $4.0 billion of prepaid borrowings were $11.5 million of Roslyn Real Estate Asset Corp. (“RREA”), a wholly-owned real estate investment trust (“REIT”) of the Company, Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, and $32.5 million of RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock. The preferred stock was previously issued and repurchased by RREA.

In the first quarter of 2008, Richmond County Capital Corporation, a wholly-owned REIT of the Company, repurchased $8.0 million of its previously issued Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $926,000 in non-interest income for the three months ended March 31, 2008.

At June 30, 2008, the Company had $484.4 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” The proceeds of each issuance are invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of June 30, 2008:

Issuer	Interest Rate of Capital Securities and Debentures (1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$ 23,333	$ 22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,809	183,304	November 4, 2002	November 1, 2051	November 4, 2007
New York Community Capital Trust X	4.376	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	8,039	7,807	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	13,810	13,438	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	5.576	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008
New York Community Capital Trust XI	4.451	67,011	65,000	April 16, 2007	June 30, 2037	June 30, 2012

		$484,415	$467,099

(1)	Excludes the effect of purchase accounting adjustments.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2008		2007
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$ 1,604	$234	$ 1,585	$285
Service cost	—	2	—	2
Expected return on plan assets	(3,752)	—	(2,581)	—
Unrecognized past service liability	50	(62)	51	11
Amortization of unrecognized loss	49	34	253	29

Net periodic (credit) expense	$(2,049)	$208	$ (692)	$327

	For the Six Months Ended June 30,
	2008		2007
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$ 3,208	$ 468	$ 3,170	$570
Service cost	—	4	—	4
Expected return on plan assets	(7,504)	—	(5,162)	—
Unrecognized past service liability	100	(124)	102	22
Amortization of unrecognized loss	98	68	506	58

Net periodic (credit) expense	$(4,098)	$ 416	$(1,384)	$654

In accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statement Nos. 87, 88, 106, and 132(R),” the Company recorded an addition to its retained earnings during the first quarter of 2008 to reflect a change in the measurement date for plan assets and benefit obligations from October 1st to December 31st.

As discussed in the notes to the consolidated financial statements presented in the Company’s 2007 Annual Report on Form 10-K, the Company expects to contribute $1.8 million to its post-retirement plan in 2008.

Note 7. Computation of (Loss) Earnings per Share

The following table presents the Company’s basic and diluted (loss) earnings per share computation for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Net (loss) income	$ (154,783)	$ 35,974	$ (82,412)	$ 100,793
Weighted average common shares outstanding	331,271,217	310,847,788	326,995,127	302,134,119

Basic (loss) earnings per common share	$(0.47)	$0.12	$(0.25)	$0.33

Weighted average common shares outstanding	331,271,217	310,847,788	326,995,127	302,134,119
Additional dilutive shares using the average market value for the period when utilizing the treasury stock method	N.A.	1,595,775	N.A.	1,459,803

Total shares for diluted earnings per share	331,271,217	312,443,563	326,995,127	303,593,922
Diluted (loss) earnings per common share and common share equivalents	$(0.47)	$0.12	$(0.25)	$0.33

Options to purchase 14.3 million shares of the Company’s common stock and 1.6 million shares of unvested restricted stock that were outstanding at June 30, 2008 were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

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

•	Level 3 – Inputs to the valuation methodology are unobservable and are significant to the fair value measurement.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents, by SFAS No. 157 valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2008, and that were included in the Company’s Consolidated Statement of Condition at that date:

	Fair Value Measurements at June 30, 2008 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale	$42,525	$1,099,493	$36,648	$1,178,666

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include certain less liquid securities. Level 3 assets accounted for 0.12% of the Company’s total assets at June 30, 2008.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing collateralized debt obligations (“CDOs”), which include pooled trust preferred securities and income notes, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. For CDOs, quoted price information is not available. Therefore, CDOs are valued using market-standard models to model the specific collateral composition and cash flow structure. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. CDOs are classified within Level 3.

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

Changes in Level 3 Fair Value Measurements

The following table presents information for recurring assets classified by the Company within Level 3 of the valuation hierarchy for the three and six months ended June 30, 2008:

	Available-for-sale Securities
(in thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning balance	$ 45,588	$ 65,952
Change in unrealized losses included in other comprehensive income	28,811	8,447
Other-than-temporary impairment loss	(37,163)	(37,163)
Principal amortization	(588)	(588)

Ending balance, June 30, 2008	$ 36,648	$ 36,648

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). For the Company, such assets include goodwill, core deposit intangibles, other real estate owned, other long-lived assets, loans held for sale, certain impaired loans, and mortgage servicing rights, all of which are generally classified within Level 3 of the valuation hierarchy. In the first six months of 2008, no amounts were recorded in the Consolidated Statements of Operations and Comprehensive Income due to fair value adjustments on such assets.

Note 9. Issuance of Common Stock

On May 23, 2008, the Company issued 17,871,000 shares of common stock in an offering that generated gross proceeds of $345.8 million and net proceeds (after expenses) of $339.2 million. Of the latter amount, $199.2 million served to offset the after-tax impact on capital of prepaying $4.0 billion of wholesale and other borrowings, and the remaining proceeds were used for general corporate purposes.

Note 10. Impact of Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. SFAS No. 161 is not expected to have an impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008. The Company is still evaluating the provisions of SFAS No. 141R, but believes that its adoption could significantly impact its accounting for any acquisitions it may complete in 2009 and beyond.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option for any eligible financial assets or liabilities through June 30, 2008.

In 2006, the EITF of the FASB reached final consensus on accounting for life insurance in Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-4”). EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion – 1967.” The consensus on EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007 with the effect of adoption recognized as a change in accounting principle either through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or through retrospective application to all prior periods. In connection with the Company’s adoption of EITF Issue No. 06-4 on January 1, 2008, the Company recorded a $12.7 million cumulative-effect reduction to retained earnings in recognition of the associated post-retirement benefit obligations. During the second quarter of 2008, the Company recorded a partial curtailment of this obligation, which had an immaterial impact on its consolidated financial statements.

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

•

Our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel into our operations, and our ability to realize related cost savings within expected time frames;

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at June 30, 2008 and December 31, 2007 follow:

(dollars in thousands)	June 30, 2008	December 31, 2007
Total stockholders’ equity	$ 4,289,261	$ 4,182,313
Less: Goodwill	(2,436,881)	(2,437,404)
Core deposit intangibles	(99,270)	(111,123)

Tangible stockholders’ equity	$ 1,753,110	$ 1,633,786

Total assets	$31,083,499	$30,579,822
Less: Goodwill	(2,436,881)	(2,437,404)
Core deposit intangibles	(99,270)	(111,123)

Tangible assets	$28,547,348	$28,031,295

Stockholders’ equity to total assets	13.80%	13.68%

Tangible stockholders’ equity to tangible assets	6.14%	5.83%

Tangible stockholders’ equity	$ 1,753,110	$ 1,633,786
Add back: After-tax net unrealized losses on securities	10,869	14,836

Adjusted tangible stockholders’ equity	$ 1,763,979	$ 1,648,622

Tangible assets	$28,547,348	$28,031,295
Add back: After-tax net unrealized losses on securities	10,869	14,836

Adjusted tangible assets	$28,558,217	$28,046,131

Adjusted tangible stockholders’ equity to adjusted tangible assets	6.18%	5.88%

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

Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply SFAS Nos. 114 and 118 as necessary to certain larger multi-family, commercial real estate, construction, and commercial and industrial loans, and exclude smaller balance homogenous loans and loans carried at the lower of cost or fair value. We measure impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate.

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

Investment Securities

The market values of our securities, particularly our fixed-rate securities, are affected by changes in market interest rates and spreads. In general, as interest rates rise, the market value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to a new cost basis and the resultant loss is charged against earnings and recorded in non-interest income. Estimated fair values for securities are based on published or securities dealers’ market values or internal pricing models.

At June 30, 2008, the total unrealized loss on available-for-sale securities was $7.3 million. This impairment was deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates; the estimated remaining life and high credit quality of the investments; and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may not be until maturity.

During the second quarter of 2008, we recorded a $49.6 million other-than-temporary impairment on certain capital trust notes, equity securities, and corporate bonds. Management’s decision to recognize the other-than-temporary impairment was based on the significant decline in the market value of these securities, and the unlikelihood of recovering such market value in a reasonable period of time. To the extent that continued changes in interest rates, credit movements, and other factors that influence the fair value of investments occur, we may be required to record additional charges for the other-than-temporary impairment of securities in future periods.

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

For the purpose of goodwill impairment testing, we have identified one reporting unit. We performed our annual goodwill impairment test as of January 1, 2008, and determined that the fair value of the reporting unit was in excess of its carrying value, using the quoted market price of our common stock on the impairment testing date as the basis for determining fair value. As of the annual impairment test date, there was no indication of goodwill impairment. No events have occurred and no circumstances have changed since our annual impairment test date that would trigger the need for an interim test for impairment.

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

On April 23, 2008, new tax laws were enacted by New York State that are effective for calendar year 2008. Included in these tax laws is a provision that requires the inclusion of income earned by a subsidiary taxed as a real estate investment trust (“REIT”) for federal tax purposes, regardless of the location where the REIT subsidiary conducts its business or the timing of its distribution of earnings. The full inclusion of such income is phased in over a four-year period. While this new provision resulted in a small deferred tax benefit being reflected in our second quarter 2008 earnings, it is not expected to have a material impact on our current income tax expense for calendar year 2008. However, the new provision will cause our overall effective tax rate to increase, beginning in 2009.

Recent Events

Dividend Payment

On July 22, 2008, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 15, 2008 to shareholders of record at the close of business on August 6, 2008.

Executive Summary

With assets of $31.1 billion at the close of the current second quarter, New York Community Bancorp, Inc. is a leading financial institution in the Metro New York/New Jersey region and the fifth largest publicly traded bank holding company headquartered in New York State.

We serve the region’s consumers and businesses through two primary subsidiaries: New York Community Bank, a New York State-chartered savings bank with 179 locations in New York City, Long Island, Westchester County, and New Jersey; and New York Commercial Bank, a New York State-chartered commercial bank with 38 locations in New York City, Westchester County, and Long Island.

Our Franchise

Reflecting our growth through a series of accretive business combinations, we currently operate our Community Bank franchise through six local divisions.

In New York, we have four divisional banks: Queens County Savings Bank, with 33 branches in Queens County; Roslyn Savings Bank, with 57 branches on Long Island; Richmond County Savings Bank, with 23 branches on Staten Island; and Roosevelt Savings Bank, with eight branches in Brooklyn. We also have two branches each in the Bronx and Westchester County that operate directly under the New York Community Bank name.

In New Jersey, we currently have two divisional banks: Garden State Community Bank, with 35 branches in Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties, and Synergy Bank, with 19 branches in the counties of Middlesex, Monmouth, and Union. The Synergy Bank branches are currently slated to commence operations under the Garden State Community Bank name in the first quarter of 2009.

Of the 38 branches that constitute our Commercial Bank franchise, 19 operate under the name Atlantic Bank.

Our Business Model

The key components of our business model are the production of multi-family mortgage loans on rent-regulated buildings in New York City; the maintenance of underwriting standards that have supported a consistent record of asset quality; operating the Company in a cost-efficient manner; engaging in earnings- and capital-accretive merger transactions; and repositioning our post-merger balance sheet to enhance our earnings potential and preserve our asset quality.

Second Quarter 2008 Performance Highlights

In the second quarter of 2008, we took certain strategic actions that were designed to expand our net interest margin and increase our future earnings, while providing an immediate enhancement to our measures of capital strength.

Specifically, on May 23, 2008, we issued 17,871,000 shares in a common stock offering that generated $339.2 million of net proceeds, and utilized $199.2 million of this amount to effectively offset the after-tax impact on capital of prepaying $4.0 billion of wholesale and other borrowings with a weighted average interest rate of 5.19%. (Wholesale borrowings consist of Federal Home Loan Bank of New York, or FHLB-NY, advances; repurchase agreements; and federal funds purchased.) The remaining net proceeds of $140.0 million were contributed directly to capital, increasing our stockholders’ equity by $131.1 million to $4.3 billion; our tangible stockholders’ equity by $137.0 million to $1.8 billion; and our ratio of tangible stockholders’ equity to tangible assets by 44 basis points to 6.14% over the three months ended June 30, 2008. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related measures that appear earlier in this report.)

By the end of June, we had replaced $3.8 billion of the prepaid borrowings with lower-cost FHLB-NY advances and repurchase agreements, resulting in a cost reduction of approximately 200 basis points on the repositioned funds.

Loan Production. Loan originations totaled $1.6 billion in the current second quarter, exceeding the volume of loans produced in the trailing and year-earlier quarters by $193.3 million and $545.2 million, respectively. As a result, the loan portfolio grew $415.1 million to $20.9 billion on a linked-quarter basis and was up $562.0 million from the year-end 2007 amount.

Multi-family loans represented $783.0 million, or 50.3%, of second quarter 2008 originations, and $14.7 billion, or 70.4%, of total loans at quarter’s end. During the quarter, the average spread on newly originated multi-family and commercial real estate loans was 257 basis points above the average five-year Constant Maturity Treasury rate (the “five-year CMT”), which was 3.16% in the three months ended June 30, 2008.

Asset Quality. Although the balance of non-performing assets rose $10.2 million to $32.4 million over the course of the second quarter, the ratio of non-performing assets to total assets continued to rank among the industry’s best. Non-performing assets represented 0.10% of total assets at June 30, 2008, as compared to 0.07% at March 31, 2008 and December 31, 2007; non-performing loans represented 0.15% of total loans, as compared to 0.11% at each of the earlier dates. During the quarter, we recorded a $1.7 million loan loss provision, which exceeded the level of charge-offs recorded by $460,000. As a result, the allowance for loan losses rose to $92.9 million at the close of the second quarter from $92.4 million at March 31, 2008 and from $92.8 million at December 31, 2007. At $1.2 million, charge-offs represented 0.006% of average loans in the quarter; none of the charge-offs consisted of mortgage-related loans.

Net Interest Margin. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” charges of $39.6 million that were incurred in connection with the prepayment and replacement of borrowings transacted with the same counterparty were amortized over the life of the new borrowings and recorded in interest expense.

In addition to reducing our net interest income by $39.6 million, the charge reduced our net interest margin by 60 basis points. Apart from this charge, our net interest income and margin trended positively in the quarter, with the average balance and cost of interest-bearing deposits declining on a linked-quarter basis and the average balance of interest-earning assets rising during this time.

Charges of $285.4 million that were incurred in connection with the prepayment of wholesale borrowings that were replaced by funds obtained through different counterparties were immediately recorded in non-interest expense, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Earnings. Our second quarter 2008 results reflect the impact of three charges that were taken during the quarter, most notably including the aforementioned debt repositioning charge. In addition to the $199.2 million, or $0.60 per basic and diluted share, reduction in earnings that stemmed from the prepayment of higher-cost funding, our earnings were reduced by a $29.8 million, or $0.09 per basic and diluted share, after-tax loss on the other-than-temporary impairment (“OTTI”) of certain pooled and trust preferred securities, and by a $2.3 million, or $0.01 per basic and diluted share, after-tax litigation settlement charge. As a result of these charges, which together equaled $231.3 million, or $0.70 per basic and diluted share, we recorded a second quarter 2008 loss of $154.8 million, equivalent to $0.47 per basic and diluted share. The impact of the three charges was tempered by a meaningful increase in interest income, which occurred despite a decline in prepayment penalty income, together with an increase in income from bank-owned life insurance (“BOLI”) and other non-interest sources of revenues.

Our Environment

Although our capacity to earn was masked by the charges recorded in the second quarter, we capitalized on the interest rate environment in a number of significant ways during this time. While the interest expense produced by, and the cost of, borrowed funds were increased by the aforementioned debt repositioning charge of $39.6 million, the interest expense produced by, and the cost of, our average interest-bearing deposits declined significantly both year-over-year and linked-quarter, as we took advantage of the reduction in the federal funds rate to reduce our funding costs.

In addition, while a decline in prepayment penalty income reduced the average yields on our loans and interest-earning assets, the spreads on the multi-family and commercial real estate loans we produced during the quarter averaged 257 basis points above the average five-year CMT. In the year-earlier quarter, the loans we produced were approximately 150 basis points above the five-year CMT.

In the midst of a serious downturn in the credit cycle, the quality of our assets has been sustained. We believe this is attributable to the nature of our primary lending niche and our underwriting standards, as well as the absence of any subprime or Alt-A loans from our loan portfolio. In addition, one- to four-family loans represented 1.3% of total loans at the close of the current second quarter, and construction loans represented 4.3%.

We also have the liquidity to continue lending at a time when many of our competitors have stepped away from the market as their liquidity has declined. In addition to the liquidity provided by deposits, borrowed funds, and the Banks’ lines of credit, we derive significant liquidity from our portfolios of loans and securities. Loans and securities provided combined cash flows of $1.6 billion in the current second quarter, and $4.0 billion in the six months ended June 30, 2008. While the reduction in competition has resulted in an increase in opportunities to lend in our market, we continue to be highly selective, as sustaining our asset quality continues to supersede loan and asset growth among our primary goals.

Summary of Financial Condition at June 30, 2008

Assets totaled $31.1 billion at June 30, 2008, reflecting a linked-quarter increase of $173.4 million and a $503.7 million increase from the balance recorded at December 31, 2007.

Loans

Loans represented $20.9 billion, or 67.3%, of total assets at the close of the second quarter, up $415.1 million from the March 31, 2008 balance and $562.0 million from the balance at December 31, 2007. While repayments totaled $2.4 billion in the first six months of the year, including repayments of $1.1 billion in the second quarter, these amounts were exceeded by loan originations of $2.9 billion and $1.6 billion, respectively, during the six- and three-month periods.

Multi-family Loans

Multi-family loans totaled $14.7 billion at the close of the second quarter and represented 70.4% of the total loan portfolio. Partly reflecting the strength of the Company’s loan production, the balance at the end of June was $539.9 million higher than the balance recorded at the end of the trailing quarter, and $674.9 million, or 4.8%, higher than the balance recorded at the end of last year. Multi-family loans accounted for $783.0 million of loans produced in the current second quarter, as compared to $707.6 million and $377.8 million, respectively, in the trailing and year-earlier three months. At June 30, 2008, the average multi-family loan had a principal balance of $3.7 million, and the portfolio had an average loan-to-value ratio (“LTV”) of 62.7% at that date.

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

As improvements are made to the collateral property, State and City rent regulations permit an increase in the rents on the improved apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner has historically opted to refinance the loan, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.7 years at June 30, 2008.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the amount to be prepaid. Prepayment penalties are recorded as interest income and are therefore reflected in our average loan and asset yields and our net interest margin.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family loans is the consistent quality of these assets. Although multi-family loans are generally considered to involve a greater degree of credit risk as compared to other types of credits, we believe that the multi-family loans we produce involve a more modest degree of risk. The multi-family loans we produce are typically collateralized by rent-regulated buildings which tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and the rents are typically below market, occupancy levels remain more or less constant, even during times of economic adversity. Thus, while losses on loans may increase for many lenders in the current credit cycle, we believe that the nature of our multi-family lending niche, together with our underwriting standards, should serve to control our exposure to credit risk.

Commercial Real Estate Loans

Commercial real estate (“CRE”) loans represented $4.1 billion, or 19.6%, of total loans at the close of the second quarter and were up $182.1 million and $264.6 million, respectively, over the three and six months ended

June 30, 2008. The growth of the CRE loan portfolio was attributable to an increase in loan production, with originations totaling $374.2 million in the current second quarter, as compared to $189.1 million and $65.9 million, respectively, in the trailing and year-earlier three months. For the six months ended June 30, 2008, CRE loan originations totaled $563.3 million, signifying a $410.5 million increase from the year-earlier amount. At June 30, 2008, the average CRE loan had a principal balance of $2.2 million and the CRE loan portfolio had an average LTV of 55.9%.

We structure our CRE loans along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is typically tied to the five-year CMT plus a spread. For years six through ten, the borrower has the option of selecting an annually adjustable rate that is 250 basis points above the prime rate of interest, or a fixed rate that is 300 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of a fee equal to one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

CRE loans that refinance within the first five years of origination are subject to an established prepayment penalty schedule, identical to the schedule in place for our multi-family loans. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the amount to be prepaid. Our CRE loans tend to refinance within three to four years of origination; thus, the expected weighted average life of the portfolio was 3.5 years at June 30, 2008.

Construction Loans

The balance of construction loans declined by $290.0 million over the course of the second quarter and by $232.0 million in the first six months of this year. At $906.9 million, construction loans represented 4.3% of loans outstanding, as compared to 5.8% at March 31, 2008 and 5.6% at December 31, 2007. Largely in view of the decline in the housing market, we have opted to limit our construction lending. Thus, originations totaled $96.0 million in the current second quarter, down from $139.6 million and $233.5 million, respectively, in the trailing and year-earlier three months.

At June 30, 2008, 93.6% of our construction loans were secured by properties in the Metro New York region. The few loans that we have originated outside our immediate market have generally been made to developers and builders with whom we have had successful lending relationships within our local marketplace.

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

One- to Four-Family Loans

One- to four-family loans accounted for $279.8 million, or 1.3%, of total loans at the close of the second quarter, representing reductions of $19.8 million and $101.0 million, respectively, from the March 31, 2008 and

December 31, 2007 amounts. While the three-month decline largely reflects repayments, the six-month decline largely reflects the first quarter 2008 securitization of one- to four-family loans totaling $71.3 million. In addition, while we do originate one- to four-family loans as a customer service, we do not retain the loans we produce. Rather, one- to four-family loans are originated on a pass-through basis and sold without recourse to a third-party conduit shortly after they close.

Other Loans

Other loans represented $925.3 million, or 4.4%, of total loans at the close of the second quarter, up $2.7 million from the March 31, 2008 balance and down $39.9 million from the balance at December 31, 2007. The six-month decline partly reflects the sale of auto loans totaling $25.9 million in the first quarter of 2008.

Commercial and industrial (“C&I”) loans accounted for $737.8 million of the June 30th other loan balance, representing a three-month increase of $25.4 million and a six-month increase of $32.0 million. C&I loan originations totaled $285.9 million in the current second quarter, down from $311.7 million and $294.0 million, respectively, in the trailing and year-earlier three months.

A broad range of C&I loans, both collateralized and unsecured, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is generally tied to the prime rate of interest.

Asset Quality

Although the balance of non-performing assets rose to $32.4 million at June 30, 2008 from $22.2 million and $22.9 million, respectively, at March 31, 2008 and December 31, 2007, the ratios of the respective amounts to total assets were 0.10%, 0.07%, and 0.07% at the corresponding dates.

Non-performing loans totaled $32.1 million at June 30, 2008, including non-accrual mortgage loans of $26.7 million and non-accrual other loans of $5.4 million. At March 31, 2008, non-accrual mortgage and other loans respectively totaled $14.2 million and $7.7 million; the comparable amounts were $14.9 million and $7.3 million at the end of last year. Non-performing loans represented 0.15% of total loans at the close of the second quarter, and 0.11% of total loans at both March 31, 2008 and December 31, 2007.

Other real estate owned totaled $277,000 at both June 30 and March 31, 2008, down from $658,000 at December 31, 2007. Other real estate owned refers to properties that are acquired by foreclosure and is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time.

Charge-offs totaled $1.2 million in the second quarter, as compared to $396,000 in the trailing quarter and $67,000 in the year-earlier three months. The Company’s second quarter 2008 charge-offs consisted entirely of auto loans, consumer loans, and C&I credits, with the latter category accounting for most of the linked-quarter and year-over-year increase.

Reflecting the increase in charge-offs, and in accordance with our methodology for determining the allowance for loan losses, we recorded a loan loss provision of $1.7 million in the three months ended June 30, 2008. As the loan loss provision exceeded our second quarter charge-offs by $460,000, our allowance for loan losses totaled $92.9 million at the close of the quarter, as compared to $92.4 million and $92.8 million at March 31, 2008 and December 31, 2007, respectively. The June 30, 2008 amount was equivalent to 0.44% of total loans and 289.49% of non-performing loans. By comparison, the respective measures were 0.45% and 421.66% at the close of the trailing quarter and 0.46% and 418.14% at the end of last year.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at June 30, 2008 and December 31, 2007:

(dollars in thousands)	At or For the Six Months Ended June 30, 2008	At or For the Year Ended December 31, 2007
Allowance for Loan Losses:
Balance at beginning of period	$92,794	$85,389
Provision for loan losses	1,700	—
Allowance acquired in business combinations	—	7,836
Charge-offs	(1,636)	(431)

Balance at end of period	$92,858	$92,794

Non-performing Assets:
Non-accrual mortgage loans	$26,678	$14,891
Other non-accrual loans	5,398	7,301

Total non-performing loans	32,076	22,192
Other real estate owned	277	658

Total non-performing assets	$32,353	$22,850

Ratios:
Non-performing loans to total loans	0.15%	0.11%
Non-performing assets to total assets	0.10	0.07
Allowance for loan losses to non-performing loans	289.49	418.14
Allowance for loan losses to total loans	0.44	0.46

Securities

Securities represented $5.6 billion, or 18.1%, of total assets at the close of the second quarter, and were down $83.6 million and $112.9 million from the balances recorded at March 31, 2008 and December 31, 2007, respectively.

Available-for-sale securities represented $1.2 billion, or 20.9%, of total securities at the close of the second quarter, and were down $78.5 million and $202.6 million, respectively, over the three- and six-month periods. Held-to-maturity securities accounted for the remaining $4.5 billion of total securities at the close of the second quarter, down $5.1 million on a linked-quarter basis and up $89.7 million from the year-end amount. The six-month increase largely reflects the aforementioned securitization of one- to four-family loans totaling $71.3 million in the first three months of 2008.

Mortgage-related securities represented $893.9 million, or 75.8%, of available-for-sale securities at the close of the second quarter, and $2.6 billion, or 59.3%, of held-to-maturity securities. Other securities accounted for $284.7 million of available-for-sale securities and for $1.8 billion of held-to-maturity securities at the same date. At June 30, 2008, the respective market values of mortgage-related securities and other securities held to maturity were $2.6 billion and $1.8 billion, representing 98.7% and 98.2% of the respective carrying values.

In the second quarter of 2008, as previously mentioned, we recorded an OTTI of $49.6 million in non-interest income. Included in this amount were corporate bonds with an OTTI of $11.0 million and a remaining market value of $14.0 million at the close of the quarter; capital trust notes, including income notes, with an OTTI of $26.2 million and a remaining market value of $21.7 million; common stock with an OTTI of $653,000 and a remaining market value of $59,000; and preferred stock with an OTTI of $11.8 million and a remaining market value of $29.2 million. Included in the latter market value were $3.7 million of Freddie Mac exposure and $25.5 million of perpetual preferred stock in primary broker-dealers, all of which was rated investment grade. In the trailing quarter, the unrealized mark-to-market loss on these securities had been reflected as a reduction to stockholders’ equity through other comprehensive income.

The estimated weighted average life of the available-for-sale securities portfolio was 6.8 years at the close of the second quarter, as compared to 7.3 years and 7.5 years, respectively, at March 31, 2008 and December 31, 2007. The estimated weighted average life of available-for-sale mortgage-related securities was 4.4 years at the close of the second quarter, as compared to 4.5 years and 5.2 years, respectively, at the earlier dates.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from the cash flows generated through the repayment of loans and securities; the cash flows generated through the sale of loans and securities; the deposits we acquire in our business combinations or gather through our branch network; and the use of borrowed funds, primarily in the form of wholesale borrowings.

In the second quarter of 2008, we prepaid $3.9 billion of wholesale borrowings and $44.0 million of other borrowings with a weighted average interest rate of 5.19%. The $4.0 billion of higher-cost funds were replaced by $3.8 billion of lower-cost wholesale borrowings, resulting in a cost reduction of approximately 200 basis points on the repositioned funds.

At June 30, 2008, the balance of borrowed funds totaled $13.1 billion, representing a three-month increase of $279.5 million and an increase of $204.1 million over the six-month period. Wholesale borrowings accounted for $12.5 billion of the June 30, 2008 total, and were up $323.8 million and $256.7 million, respectively, from the March 31, 2008 and December 31, 2007 amounts. Junior subordinated debentures totaled $484.4 million at the close of the second quarter, comparable to the earlier balances. Largely reflecting the aforementioned debt repositioning, other borrowings totaled $185.0 million at the close of the second quarter, down $44.1 million and $52.2 million, respectively, over the three- and six-month periods. In the first quarter of 2008, we repurchased certain preferred stock of our subsidiaries, which also contributed to the six-month decline in other borrowed funds.

Deposits totaled $13.4 billion at the close of the second quarter, signifying a three-month reduction of $164.3 million and a six-month increase of $197.3 million. Core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) represented $7.2 billion, or 53.7%, of the June 30, 2008 total, and were up $581.9 million from the March 31st balance and $927.3 million from the balance recorded at December 31st.

The three-month increase in core deposits was primarily due to a $306.9 million rise in NOW and money market accounts to $3.1 billion, largely reflecting a $121.0 million increase in brokered money market accounts to $613.7 million. The balance of savings accounts rose $291.4 million during this time, to $2.8 billion, while the balance of non-interest-bearing accounts declined $16.4 million to $1.2 billion. The six-month increase in core deposits largely reflects a $692.5 million rise in NOW and money market accounts, as brokered money market accounts rose $610.8 million, and a $276.1 million increase in the balance of savings accounts. These increases were partly offset by a $41.4 million reduction in non-interest-bearing accounts over the six-month period.

In contrast, the balance of certificates of deposit (“CDs”) declined by $746.2 million and $730.0 million, respectively, from the March 31st and December 31st levels, to $6.2 billion at June 30, 2008. Although the balance of brokered CDs declined by $21.4 million and $113.5 million, respectively, to $474.0 million, the three- and six-month reductions in total CDs were also indicative of our practice of allowing the run off of higher-cost deposits when alternative funding sources are available at more attractive interest rates.

Loan repayments generated cash flows of $1.1 billion in the current second quarter, bringing the six-month total to $2.4 billion. Securities generated cash flows of $437.7 million in the quarter, increasing the six-month total to $1.6 billion. The cash flows from each of these sources were primarily invested in organic loan production and, to a lesser extent, in Government-Sponsored Enterprise (“GSE”) obligations.

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

The actual duration of mortgage loans and mortgage-related securities can be significantly impacted by changes in prepayment levels and market interest rates. The volume of prepayments may be impacted by a variety of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments are market interest rates and the availability of refinancing opportunities.

To manage our interest rate risk in the second quarter of 2008, we engaged in the following strategic actions: (1) we prepaid $4.0 billion of wholesale and other borrowings with a weighted average interest rate of 5.19%, and replaced these higher-cost funds with $3.8 billion of lower-cost borrowings, resulting in a cost savings of approximately 200 basis points; (2) we continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (3) we continued to utilize the cash flows from loan and securities repayments to fund our loan production as well as our investments in GSE obligations; (4) we capitalized on the decline in the federal funds rate to reduce our retail funding costs; and (5) we utilized wholesale funding sources to support our loan production when they presented an attractively priced alternative to retail funds.

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

At June 30, 2008, our one-year gap was a positive 1.36% as compared to a negative 0.98% at March 31, 2008 and a positive 3.37% at December 31, 2007. The linked-quarter movement in our one-year gap was attributable to a reduction in money market investments, reflecting their redeployment, and the aforementioned repositioning of wholesale and other borrowings.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008 that, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual term of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2008 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 18% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and a rate of 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual loan prepayment and deposit withdrawal activity in future periods.

Interest Rate Sensitivity Analysis

	At June 30, 2008
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,110,473	$4,337,582	$8,037,714	$4,454,449	$811,761	$141,229	$20,893,208
Mortgage-related securities (2) (3)	150,884	411,674	896,009	667,285	1,078,267	331,859	3,535,978
Other securities (2)	712,752	26,100	105,125	863,525	702,590	105,164	2,515,256
Money market investments	19,264	—	—	—	—	—	19,264

Total interest-earning assets	3,993,373	4,775,356	9,038,848	5,985,259	2,592,618	578,252	26,963,706

INTEREST-BEARING LIABILITIES:
Savings accounts	315,084	93,996	232,171	209,535	1,078,955	860,584	2,790,325
NOW and Super NOW accounts	10,011	30,034	74,183	66,950	344,745	274,972	800,895
Money market accounts	595,769	276,729	531,321	340,045	585,633	18,892	2,348,389
Certificates of deposit	2,444,784	3,072,798	376,122	209,198	80,114	—	6,183,016
Borrowed funds	1,493,387	13,742	2,686,214	1,150,000	7,338,616	437,809	13,119,768

Total interest-bearing liabilities	4,859,035	3,487,299	3,900,011	1,975,728	9,428,063	1,592,257	25,242,393

Interest rate sensitivity gap per period (4)	$(865,662)	$1,288,057	$5,138,837	$4,009,531	$(6,835,445)	$(1,014,005)	$1,721,313

Cumulative interest sensitivity gap	$(865,662)	$422,395	$5,561,232	$9,570,763	$2,735,318	$1,721,313

Cumulative interest sensitivity gap as a percentage of total assets	(2.78)%	1.36%	17.89%	30.79%	8.80%	5.54%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	82.18%	105.06%	145.41%	167.30%	111.57%	106.82%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at June 30, 2008, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Net Portfolio Value
+ 200 over one year	(12.98)%
+ 100 over one year	(4.14)
- 100 over one year	1.06

(1)	The impact of a 200-basis point reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2008, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(2.13)%
+ 100 over one year	(0.87)
- 100 over one year	(0.27)
- 200 over one year	(2.69)

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.

No assurances can be given that future changes in our mix of assets and liabilities will not result in greater changes to our gap, NPV, or net interest income simulation.

Liquidity, Off-balance Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations and to compensate for any temporary mismatches with regard to sources and uses of funds caused by erratic deposit and loan demand.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations, including withdrawals from depository accounts, outstanding loan commitments, contractual long-term debt payments, and operating leases.

Our most liquid assets are cash and cash equivalents, which totaled $280.1 million at June 30, 2008, as compared to $552.3 million at March 31, 2008 and $335.7 million at December 31, 2007. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $1.2 billion at the close of the second quarter, as compared to $1.3 billion and $1.4 billion, respectively, at the earlier period-ends.

In the first six months of 2008, our loan and securities portfolios continued to be significant sources of liquidity, with loan repayments generating cash flows of $2.4 billion and the securities portfolio generating cash flows of $1.6 billion during this time. Included in these amounts were second quarter cash flows of $1.1 billion and $437.7 million, respectively.

Additional liquidity stems from the deposits we gather through our network of 217 branches and that we have acquired in our business combinations with other banks. Depending on the availability and attractiveness of alternative funding sources, we have typically refrained from pricing our retail deposits at the higher end of the market in order to contain our funding costs. Accordingly, much of our deposit growth has stemmed from acquisitions, with wholesale borrowings also being used to enhance our liquidity. Additional liquidity is available through the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

Our primary investing activity is loan production, and in the first six months of 2008, the volume of loans originated exceeded the volume of loan repayments received. In the six months ended June 30, 2008, the net cash used in investing activities totaled $493.0 million. During this time, our financing activities provided net cash of $617.0 million, partially reflecting the aforementioned increase in deposits. In addition, our operating activities used net cash of $179.7 million in the first six months of this year.

CDs due to mature in one year or less from June 30, 2008 totaled $5.5 billion, representing 89.2% of total CDs at that date. While our ability to retain and attract CDs depends on various factors, including the competitiveness of the terms and interest rates we offer, our desire to retain and attract CDs depends on our need for such funding, and the availability and attractiveness of other sources of funds.

Off-balance Sheet Arrangements and Contractual Commitments

At June 30, 2008, we had outstanding loan commitments of $1.3 billion and outstanding letters of credit totaling $85.0 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the second quarter were comparable to the amounts at December 31, 2007, as disclosed in our 2007 Annual Report on Form 10-K.

Capital Position

We recorded stockholders’ equity of $4.3 billion at the close of the second quarter, representing a $131.1 million increase from the March 31, 2008 balance and a $106.9 million increase from the balance recorded at December 31, 2007. Both increases reflect the issuance of 17,871,000 shares of common stock during the second quarter, which generated net proceeds of $339.2 million. The net proceeds offset a loss of $82.4 million and dividends paid of $162.0 million for the six months ended June 30, 2008.

At June 30, 2008, stockholders’ equity was equivalent to 13.80% of total assets and a book value of $12.51 per share, based on 342,849,645 shares. At December 31, 2007, stockholders’ equity was equivalent to 13.68% of total assets and a book value of $12.95 per share, based on 322,834,839 shares. We calculate book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at June 30, 2008 and December 31, 2007 was 804,551 and 977,800, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

Excluding goodwill of $2.4 billion and CDI of $99.3 million, we reported tangible stockholders’ equity of $1.8 billion at June 30, 2008, equivalent to 6.14% of tangible assets and a tangible book value of $5.11 per share. At December 31, 2007, we reported tangible stockholders’ equity of $1.6 billion, equivalent to 5.83% of tangible assets and a tangible book value of $5.06 per share.

Excluding after-tax net unrealized losses on securities in the amount of $10.9 million, our adjusted tangible stockholders’ equity was equivalent to 6.18% of adjusted tangible assets at June 30, 2008. Excluding after-tax net unrealized losses on securities of $14.8 million, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 5.88% at December 31, 2007. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related measures that appear earlier in this report.)

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at June 30, 2008. On a consolidated basis, our leverage capital equaled $2.4 billion, representing 8.45% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $2.4 billion and $2.5 billion, representing 11.98% and 12.44%, respectively, of risk-weighted assets. At December 31, 2007, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $2.3 billion, $2.3 billion, and $2.4 billion, representing 8.32% of adjusted average assets, 12.10% of risk-weighted assets, and 12.58% of risk-weighted assets, respectively.

In addition, as of June 30, 2008, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2008 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At June 30, 2008
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,381,691	8.45%	$2,381,691	11.98%	$2,474,548	12.44%
Regulatory capital requirement	1,127,427	4.00	795,476	4.00	1,590,952	8.00

Excess	$1,254,264	4.45%	$1,586,215	7.98%	$883,596	4.44%

Regulatory Capital Analysis (the Community Bank)

	At June 30, 2008
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,959,175	7.42%	$1,959,175	10.73%	$2,044,545	11.20%
Regulatory capital requirement	1,055,920	4.00	730,062	4.00	1,460,123	8.00

Excess	$ 903,255	3.42%	$1,229,113	6.73%	$ 584,422	3.20%

Regulatory Capital Analysis (the Commercial Bank)

	At June 30, 2008
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$267,338	10.08%	$267,338	11.97%	$274,839	12.31%
Regulatory capital requirement	106,128	4.00	89,300	4.00	178,599	8.00

Excess	$161,210	6.08%	$178,038	7.97%	$ 96,240	4.31%

Earnings Summary for the Three Months Ended June 30, 2008

Although the repositioning of our debt in the second quarter of 2008 is expected to be accretive to our earnings on a go-forward basis, our second quarter 2008 performance reflects the impact of the aforementioned $325.0 million pre-tax debt repositioning charge. In accordance with EITF Issue No. 96-19, $39.6 million of this charge was recorded in interest expense, thus reducing our net interest income; the remaining $285.4 million was recorded in, and therefore increased, our non-interest expense. On an after-tax basis, the combined charge equaled $199.2 million and was equivalent to $0.60 per basic and diluted share.

Our second quarter 2008 earnings were also reduced by the pre-tax OTTI of $49.6 million that was recorded in, and therefore reduced, non-interest income, and by a pre-tax litigation settlement charge of $3.4 million that was recorded in, and therefore increased, our operating expenses. On an after-tax basis, the OTTI and litigation settlement charges reduced our earnings by $29.8 million and $2.3 million, respectively, and our basic and diluted earnings per share by $0.09 and $0.01, respectively.

As a result of the three charges, which together equaled $231.3 million, or $0.70 per basic and diluted share, we recorded a second quarter 2008 loss of $154.8 million or $0.47 per diluted share. In the three months ended March 31, 2008 and June 30, 2007, we recorded earnings of $72.4 million and $36.0 million, respectively, equivalent to basic and diluted earnings per share of $0.22 and $0.12, respectively.

In the first quarter of 2008, our earnings were increased by two gains that were recorded in non-interest income and that were equivalent to $2.2 million on an after-tax basis, combined: a $926,000 pre-tax gain on the repurchase of certain trust preferred securities (the “gain on debt repurchase”) and a $1.6 million pre-tax gain that stemmed from the mandatory redemption of shares received in connection with Visa Inc.’s initial public offering (the “Visa-related gain”). Of the $1.6 million, which was recorded in first quarter 2008 “other income,” $500,000 served to reverse a portion of the $1.0 million Visa litigation charge that was recorded in non-interest expense in the fourth quarter of last year.

In the second quarter of 2007, our earnings were reduced by an OTTI of $57.0 million on certain mortgage-related securities, equivalent to $38.7 million, or $0.12 per diluted share, after-tax. Our second quarter 2007 earnings were also reduced by an after-tax charge of $2.2 million, or $0.01 per diluted share, for the prepayment of certain wholesale borrowings; and by an after-tax loss of $1.3 million in connection with the early redemption of certain trust preferred securities (the “loss on debt repurchase”). The debt repositioning charge was recorded in non-interest expense and the loss on debt repurchase was recorded in non-interest income.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate as it deems necessary. In 2007, the federal funds rate was maintained at 5.25% until the third quarter, and was subsequently lowered three times, to 4.25% by December 11th. In the first four months of 2008, the reductions continued and, by April 30, 2008, the federal funds rate had been reduced to 2.00%, where it still remains.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. As previously indicated, the pricing of our multi-family and CRE loans is generally based on the five-year CMT plus a spread, with the interest rate fixed at the date of origination for the first five years of the loan. The yields on the multi-family and CRE loans originated during the respective quarters featured average spreads that were 257 basis points, 302 basis points, and 150 basis points above the average five-year CMT.

The level of net interest income we record is significantly influenced by the level of prepayment penalty income recorded, primarily in connection with the prepayment of multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yield on loans and assets, and therefore, in the level of our net interest margin and interest rate spread. In the second quarter of 2008, prepayment penalty income totaled $8.2 million, signifying a linked-quarter reduction of $2.2 million and a $14.2 million reduction year-over-year. The decline in prepayment penalty income was due to a decline in refinancing activity as many property owners refrained from refinancing in the face of increased economic uncertainty.

While the level of net interest income recorded was affected by the reduction in prepayment penalty income, the $39.6 million debt repositioning charge recorded in second quarter 2008 interest expense had a more significant adverse effect. As expected, the debt repositioning charge increased the interest expense produced by borrowed funds, the interest expense produced by interest-bearing liabilities, the cost of borrowed funds, and the cost of interest-bearing liabilities, thus reducing our net interest income, interest rate spread, and net interest margin for the three months ended June 30, 2008. The significant benefits of the debt repositioning are expected to be reflected in these measures beginning in the third quarter of 2008.

Specifically, the debt repositioning charge increased our second quarter interest expense by $39.6 million to $262.8 million and reduced our net interest income by a like amount, to $130.6 million. By comparison, we reported interest expense of $240.9 million and $239.9 million, respectively, in the trailing and year-earlier quarters, and net interest income of $161.5 million and $161.1 million, respectively, during these periods.

As a result of the $39.6 million debt repositioning charge, our second quarter 2008 net interest income was $30.9 million below the trailing quarter level and $30.5 million below the level recorded in the year-earlier three months. In addition, the charge added 64 basis points to our second quarter 2008 average cost of funds. As a result, the average cost of interest-bearing liabilities rose to 4.23% in the three months ended June 30, 2008 from 3.85% and 3.90%, respectively, in the trailing and year-earlier quarters, despite the steady decline in short-term interest rates over these periods. The increase in the cost of funds was partly offset by a decline in the cost of our interest-bearing deposits, as we capitalized on the reduction in the federal funds rate to price such funding lower, while also allowing certain higher-cost deposits to run off as they matured.

Year-over-year Comparison

Interest income totaled $393.3 million in the current second quarter, reflecting a $7.7 million reduction from the year-earlier amount. Although the average balance of interest-earning assets rose $376.9 million to $26.7 billion, the increase was offset by a 20-basis point decline in the average yield to 5.90%. While the higher average balance partly reflects assets obtained in the acquisitions of Synergy Financial Group, Inc. (“Synergy”) and Doral Bank, FSB’s (“Doral”) branch network in the second half of 2007, the increase was largely due to organic loan production, the level of which has increased over the past 12 months. The decline in the average yield was primarily due to the $14.1 million decline in prepayment penalty income to $8.2 million. Prepayment penalty income added 13 basis points to the average yield on interest-earning assets in the current second quarter; in the year-earlier quarter, prepayment penalty income added 34 basis points to the average yield.

Similarly, the interest income produced by loans declined $3.1 million year-over-year to $310.4 million, as a $1.0 billion increase in the average balance to $20.5 billion was offset by a 37-basis point decrease in the average yield to 6.07%. The interest income produced by securities rose $9.2 million year-over-year, to $82.5 million, as the average balance of such assets rose $426.5 million to $6.2 billion and the average yield on such assets rose 25 basis points to 5.37%.

The year-over-year increase in interest expense was primarily due to the $39.6 million debt repositioning charge, as mentioned, which increased the interest expense produced by borrowed funds in the quarter to $177.9 million, and increased the average cost of borrowed funds by 126 basis points to 5.59%. In comparison, the interest expense produced by borrowed funds totaled $127.0 million in the year-earlier quarter, and the average cost of such funds equaled 4.33%. The higher level of interest expense stemming from borrowed funds also reflects a $1.0 billion increase in the average balance to $12.8 billion, as such funds were used to support the growth of our loan portfolio. While the debt repositioning charge contributed significantly to the cost of borrowed funds in the quarter, the increase also reflects a reduction in the mark-to-market accretion on borrowed funds that were acquired in earlier merger transactions.

The interest expense produced by interest-bearing deposits declined by $28.1 million year-over-year, to $84.8 million, as the average balance declined $716.3 million to $12.2 billion, and the average cost of such funds declined 71 basis points to 2.80%. CDs accounted for the bulk of the decrease in the average balance, while a reduction in the average cost of NOW and money market accounts was primarily responsible for the decline in the average cost of funds.

The average balance of CDs declined by $596.3 million year-over-year to $6.4 billion, while the average cost of such funds fell 47 basis points to 4.13%. As a result, CDs generated second quarter 2008 interest expense of $65.8 million, signifying a $14.5 million reduction from the year-earlier amount. In addition, the interest expense produced by savings accounts declined $1.5 million to $5.8 million, as the average balance of such funds fell $19.9 million to $2.6 billion, and the average cost declined by 22 basis points to 0.90%.

The decline in interest expense also reflects a $12.1 million reduction in the interest expense produced by NOW and money market accounts, to $13.1 million. The year-over-year decline was the combined result of a $119.0 million reduction in the average balance to $3.0 billion and a 148-basis point reduction in the average cost of such funds to 1.76%. In addition, the average balance of non-interest-bearing deposits rose $26.7 million year-over-year to $1.2 billion.

Although prepayment penalty income added 13 and 34 basis points to our net interest margin in the current and year-earlier second quarters, a comparison of the respective measures reflects the more significant impact of the debt repositioning charge. While our net interest margin equaled 2.44% in the three months ended June 30, 2007, the debt repositioning charge reduced our second quarter 2008 margin by 60 basis points to 1.94%.

It should be noted that the level of prepayment penalty income is unpredictable because it largely depends on the volume of multi-family and CRE loans refinancing, and the volume of such properties that are sold during any given period of time. Such activity is dependent on a variety of factors, including current market conditions, current real estate values, and the perceived direction of market interest rates. Accordingly, the level of prepayment penalty income we recorded during the current second quarter may or may not differ significantly from the levels recorded in future periods.

Linked-quarter Comparison

Interest income declined by $9.0 million from the trailing-quarter level, as a $30.0 million increase in the average balance of interest-earning assets was offset by a 14-basis point reduction in the average yield. Largely reflecting a $2.2 million decline in prepayment penalty income, the interest income produced by loans fell $2.6 million during the quarter, the net effect of a $233.9 million increase in the average balance and a 12-basis point reduction in the average yield. In the first quarter of 2008, prepayment penalty income added 16 basis points to the average yield on interest-earning assets, as compared to 13 basis points in the second quarter of the year.

During this time, the interest income produced by securities dropped $4.4 million, the net effect of a $25.3 million increase in the average balance and a 31-basis point reduction in the average yield.

Interest expense rose $21.9 million on a linked-quarter basis, largely reflecting the adverse impact of the $39.6 million debt repositioning charge. While the average balance of interest-bearing liabilities declined $62.2 million over the course of the quarter, the reduction was offset by a 38-basis point increase in the average cost of funds.

The interest expense produced by borrowed funds rose $33.8 million in the quarter, once again reflecting the aforementioned debt repositioning charge. While the average balance of borrowed funds declined $62.3 million during this time, the decrease was offset by a 110-basis point increase in the average cost of such funds to 5.59%. The debt repositioning charge added 125 basis points to the cost of borrowed funds in the second quarter, masking the benefit of the reduction in short-term interest rates during this time.

The interest expense produced by interest-bearing deposits reflects the benefit of the FOMC’s actions and our ability to capitalize on the reduction in the federal funds rate. The interest expense produced by interest-bearing deposits fell $11.9 million over the course of the quarter, as a $179,000 increase in the average balance was more than offset by a 38-basis point reduction in the average cost of such funds.

In the second quarter of 2008, CDs generated interest expense of $65.8 million, down $10.8 million from the level recorded in the first quarter of the year. During the quarter, the average balance of CDs declined by $569.5 million and the average cost of such funds dropped 28 basis points. The interest expense produced by NOW and money market accounts and savings accounts also declined during the quarter, by $1.0 million and $138,000, respectively. Although the average balances of such funds rose $393.8 million and $113.1 million, respectively, on a linked-quarter basis, the average costs declined by 41 and six basis points, respectively, during this time. In addition, the average balance of non-interest-bearing deposits rose $1.2 million during the three months ended June 30, 2008.

On a linked-quarter basis, our net interest margin reflected a 47-basis point reduction, as the benefits of the decline in our cost of interest-bearing deposits and the growth of our interest-earning assets were offset by the 60-basis point impact on our margin of the debt repositioning charge.

The tables that follow set forth certain information regarding our average balance sheet for the periods indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

In the net interest income analysis for the three months ended June 30, 2008, the following line items reflect the impact of the $39.6 million debt repositioning charge: the average cost of borrowed funds and the average cost of interest-bearing liabilities; the interest expense produced by borrowed funds and the interest expense produced by interest-bearing liabilities; net interest income; interest rate spread; and net interest margin.

Net Interest Income Analysis (Year-over-year Comparison)

(dollars in thousands)

	Three Months Ended June 30,
	2008				2007
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$20,478,132	$310,396	6.07%		$19,465,563	$313,469	6.44%
Securities (2) (3)	6,150,862	82,533	5.37		5,724,322	73,319	5.12
Money market investments	64,058	371	2.33		1,126,275	14,221	5.06

Total interest-earning assets	26,693,052	393,300	5.90		26,316,160	401,009	6.10
Non-interest-earning assets	3,871,259				3,793,709

Total assets	$30,564,311				$30,109,869

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 3,010,497	$ 13,144	1.76%		$ 3,129,495	$ 25,246	3.24%
Savings accounts	2,598,621	5,841	0.90		2,618,547	7,310	1.12
Certificates of deposit	6,401,287	65,799	4.13		6,997,582	80,334	4.60
Mortgagors’ escrow	185,626	28	0.06		166,731	34	0.08

Total interest-bearing deposits	12,196,031	84,812	2.80		12,912,355	112,924	3.51
Borrowed funds	12,806,797	177,938	5.59		11,757,489	127,003	4.33

Total interest-bearing liabilities	25,002,828	262,750	4.23		24,669,844	239,927	3.90
Non-interest-bearing deposits	1,227,850				1,201,180
Other liabilities	136,340				321,978

Total liabilities	26,367,018				26,193,002
Stockholders’ equity	4,197,293				3,916,867

Total liabilities and stockholders’ equity	$30,564,311				$30,109,869

Net interest income/interest rate spread		$130,550	1.67%			$161,082	2.20%

Net interest-earning assets/net interest margin	$ 1,690,224		1.94%		$ 1,646,316		2.44%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-quarter Comparison)

(dollars in thousands)

	Three Months Ended
	June 30, 2008				March 31, 2008
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$20,478,132	$310,396	6.07%		$20,244,263	$312,988	6.19%
Securities (2) (3)	6,150,862	82,533	5.37		6,125,558	86,974	5.68
Money market investments	64,058	371	2.33		293,229	2,362	3.23

Total interest-earning assets	26,693,052	393,300	5.90		26,663,050	402,324	6.04
Non-interest-earning assets	3,871,259				3,997,616

Total assets	$30,564,311				$30,660,666

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 3,010,497	$ 13,144	1.76%		$ 2,616,675	$ 14,168	2.17%
Savings accounts	2,598,621	5,841	0.90		2,485,517	5,979	0.96
Certificates of deposit	6,401,287	65,799	4.13		6,970,738	76,574	4.41
Mortgagors’ escrow	185,626	28	0.06		122,922	26	0.08

Total interest-bearing deposits	12,196,031	84,812	2.80		12,195,852	96,747	3.18
Borrowed funds	12,806,797	177,938	5.59		12,869,126	144,118	4.49

Total interest-bearing liabilities	25,002,828	262,750	4.23		25,064,978	240,865	3.85
Non-interest-bearing deposits	1,227,850				1,226,621
Other liabilities	136,340				261,631

Total liabilities	26,367,018				26,553,230
Stockholders’ equity	4,197,293				4,107,436

Total liabilities and stockholders’ equity	$30,564,311				$30,660,666

Net interest income/interest rate spread		$130,550	1.67%			$161,459	2.19%

Net interest-earning assets/net interest margin	$ 1,690,224		1.94%		$ 1,598,072		2.41%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

As a result of management’s assessment, a $1.7 million provision for loan losses was recorded during the current second quarter, and no loan loss provisions were recorded in the trailing or year-earlier three months. Charge-offs totaled $1.2 million and represented 0.006% of average loans, in the current second quarter, as compared to $396,000 and $67,000, representing 0.002% and 0.0003% of average loans, in the three months ended March 31, 2008 and June 30, 2007, respectively. The charge-offs recorded in each of these quarters consisted entirely of auto loans, consumer loans, and C&I loans.

Reflecting the loan loss provision recorded in the current second quarter, the allowance for loan losses totaled $92.9 million and represented 289.49% of non-performing loans and 0.44% of total loans at June 30, 2008.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the earlier discussion of asset quality.

Non-interest (Loss) Income

Non-interest income generally consists of fee income (comprised primarily of fees related to retail deposits); income generated by our investment in BOLI; and other income, which primarily includes the revenues produced through the sale of third-party investment products and the revenues generated by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

In the second quarter of 2008, fee income totaled $10.2 million, representing a linked-quarter decrease of $374,000 and a $537,000 decrease year-over-year. These declines were offset by an increase in BOLI income, which totaled $7.1 million in the current second quarter, reflecting linked-quarter and year-over-year increases of $389,000 and $851,000, respectively. Other income rose $372,000 year-over-year to $9.0 million, as the revenues from PBC and the sale of third-party investment products increased. On a linked-quarter basis, other income declined by $1.2 million, as the level of other income recorded in the first quarter was increased by the $1.6 million Visa-related gain.

While the aforementioned components of non-interest income largely reflected improvement, we recorded a non-interest loss of $22.7 million in the current second quarter as a result of the aforementioned $49.6 million OTTI on certain debt and equity securities. By comparison, we recorded non-interest income of $28.5 million in the trailing quarter and a non-interest loss of $23.9 million in the year-earlier three months.

As previously discussed, the first quarter 2008 amount included a $926,000 gain on debt repurchase. The non-interest loss recorded in the three months ended June 30, 2007 was primarily due to a $57.0 million loss on the OTTI of certain mortgage-related securities that were subsequently sold in the third quarter of 2007, and also reflects a loss on debt repurchase in the amount of $1.8 million. The latter losses were only partly offset by a net gain of $9.2 million on the sale of securities.

The following table summarizes the components of non-interest (loss) income for the three months ended June 30, 2008, March 31, 2008, and June 30, 2007:

	For the Three Months Ended
(in thousands)	June 30, 2008	March 31, 2008	June 30, 2007
Fee income	$10,210	$10,584	$10,747
BOLI income	7,134	6,745	6,283
Net gain on sale of securities	568	—	9,195
Gain (loss) on debt repurchase	—	926	(1,848)
Loss on other-than-temporary impairment of securities	(49,595)	—	(56,958)
Other income:
PBC	3,881	3,702	3,755
Third-party investment product sales	3,515	2,942	2,690
Gain on sale of 1-4 family and other loans	88	64	359
Visa-related gain	—	1,647	—
Other	1,540	1,887	1,848

Total other income	9,024	10,242	8,652

Total non-interest (loss) income	$(22,659)	$28,497	$(23,929)

Non-interest Expense

Non-interest expense generally consists of operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

Operating expenses totaled $82.5 million in the current second quarter, as compared to $78.8 million and $75.6 million, respectively, in the trailing and year-earlier three months. In the three months ended June 30, 2008, our operating expenses were increased by the aforementioned litigation settlement charge of $3.4 million. The litigation had been initiated in 1983 against CFS Bank, a subsidiary of Haven Bancorp, Inc., which we acquired on November 30, 2000.

Compensation and benefits expense totaled $43.3 million in the current second quarter, representing a $274,000 increase from the trailing-quarter level and a $3.4 million increase from the year-earlier amount. The year-over-year rise was primarily due to grants of long-term performance-based stock awards and normal salary increases, in addition to the acquisition-related expansion of our staff. At June 30, 2008, the number of full-time equivalent employees was 2,831, as compared to 2,828 and 2,626, respectively, at March 31, 2008 and June 30, 2007.

Occupancy and equipment expense totaled $17.2 million in the current second quarter, and was down $498,000 and $279,000, respectively, from the trailing-quarter and year-earlier levels, despite the acquisition-related addition of 33 branches in the second half of last year. Largely reflecting the $3.4 million litigation settlement charge, G&A expense totaled $21.9 million in the current second quarter, up $3.9 million from the trailing-quarter level and $3.8 million from the level recorded in the second quarter of last year.

The amortization of CDI totaled $5.8 million in the current second quarter, as compared to $6.0 million and $5.8 million, respectively, in the trailing and year-earlier three months.

Notwithstanding the modest increases in operating expenses and the consistency of our CDI amortization, non-interest expense totaled $373.7 million in the current first quarter, as compared to $84.9 million in the trailing quarter and $84.6 million in the year-earlier three months. The significant increase was largely due to the $285.4 million debt repositioning charge recorded in the three months ended June 30, 2008.

Income Tax Expense

Largely reflecting the tax effect of the $325.0 million debt repositioning charge and the OTTI of $49.6 million, the Company recorded an income tax benefit of $112.7 million in the current second quarter, as compared to income tax expense of $32.7 million and $16.6 million, respectively, in the trailing and year-earlier three months. The tax benefit attributed to these charges was at a higher tax rate than the effective tax rate relating to the net income from all other operations during the quarter. As a result, the effective tax rate on the second quarter 2008 pre-tax loss of $267.5 million increased to 42.14%.

The Company recorded pre-tax income of $105.1 million and $52.5 million, respectively, in the trailing and year-earlier quarters, and effective tax rates of 31.14% and 31.54%, respectively.

Please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Six Months Ended June 30, 2008

In the six months ended June 30, 2008, our earnings were adversely impacted by the three charges that were recorded in the second quarter: the debt repositioning charge of $325.0 million; the OTTI of $49.6 million; and the litigation settlement charge of $3.4 million. On an after-tax basis, these charges were respectively equivalent to $199.2 million, $29.8 million, and $2.3 million, or $0.60, $0.09, and $0.01 per basic and diluted share.

These second quarter charges were modestly tempered by two gains that were recorded in our first quarter 2008 non-interest income: the $926,000 pre-tax gain on debt repurchase and the $1.6 million pre-tax Visa-related gain. On an after-tax basis, the two gains were equivalent to $2.2 million, combined.

Reflecting the second quarter 2008 charges, which totaled $231.3 million, or $0.70 per basic and diluted share, we reported a loss of $82.4 million, or $0.25 per basic and diluted share, for the six months ended June 30, 2008. In the year-earlier six-month period, we recorded earnings of $100.8 million, equivalent to $0.33 per basic and diluted share.

In the first six months of 2007, our earnings were reduced by the losses recorded in the second quarter, including the after-tax OTTI of $38.7 million; the after-tax loss on debt redemption of $1.3 million; and the after-tax charge of $2.2 million for the prepayment of wholesale borrowings. These factors were partly offset by an after-tax net gain of $6.2 million on the sale of securities.

Net Interest Income

In accordance with EITF Issue No. 96-19, $39.6 million of the charge recorded in connection with the prepayment of $700.0 million of wholesale borrowings in the current second quarter was recorded in our second quarter 2008 interest expense. As expected, the debt repositioning charge resulted in an increase in the following measures during the six months ended June 30, 2008: the interest expense produced by borrowed funds; the interest expense produced by interest-bearing liabilities; the average cost of borrowed funds; and the average cost of interest-bearing liabilities. As a result, the following measures were reduced during the six-month period: net interest income, interest rate spread, and net interest margin. The significant benefits of the debt repositioning are expected to be reflected in these measures beginning in the third quarter of 2008.

Reflecting the impact of the $39.6 million debt repositioning charge, our net interest income for the six months ended June 30, 2008 declined by $15.3 million to $292.0 million from the level recorded in the first six months of 2007.

Interest income increased $25.2 million year-over-year to $795.6 million, the net effect of a $1.1 billion rise in the average balance of interest-earning assets to $26.7 billion, and a six-basis point drop in the average yield to 5.97%. The average balance was boosted by an $882.5 million increase in average loans to $20.4 billion, together with a $620.6 million increase in the average balance of securities to $6.1 billion. These increases were modestly offset by a decline of $393.8 million in the average balance of money market investments to $182.6 million.

Loans produced interest income of $623.4 million in the current six-month period, representing an $11.4 million increase from the year-earlier amount. The increase was driven by the increase in the average loan balance, which more than offset the impact of a 16-basis point decline in the average yield to 6.13%. The increase in the average balance of loans reflects the volume of loans originated in the current six-month period, as well as loans acquired in the acquisitions of Doral and Synergy. The lower yield reflects a year-over-year decline in prepayment penalty income in connection with a reduction in refinancing activity. Prepayment penalty income declined to $18.5 million in the first six months of this year from $36.0 million in the first half of 2007; the respective amounts added 18 and 37 basis points to the average yield on loans in the respective periods.

The interest income produced by securities rose $25.5 million year-over-year, to $169.5 billion, the result of the aforementioned increase in the average balance and a 30-basis point rise in the average yield on such assets to 5.52%. The interest income produced by money market investments declined $11.7 million to $2.7 million, as the lower balance combined with a 205-basis point decline in the average yield to 3.01%.

The year-over-year increase in interest expense was attributable to a $1.1 billion rise in the average balance of interest-bearing liabilities to $25.0 billion and a 15-basis point rise in the average cost of funds to 4.04%. The $39.6 million debt repositioning charge added 31 basis points to our average cost of funds in the current six-month period. The impact of the debt repositioning charge was somewhat offset by the decline in short-term interest rates and by the related reduction in our retail funding costs during this time.

Interest-bearing deposits generated interest expense of $181.6 million in the first six months of 2008, representing a year-over-year reduction of $31.2 million. The reduction was the combined result of a $60.4 million decline in the average balance of such funds to $12.2 billion, and a 51-basis point decline in the average cost to 2.99%. The lower average balance was primarily due to a $222.7 million decline in average NOW and money market accounts to $2.8 billion, which more than offset a $121.2 million rise in average CDs to $6.7 billion. The interest expense produced by CDs declined $8.2 million year-over-year to $142.4 million, as the impact of the higher balance was outweighed by a 34-basis point decline in the average cost of such funds to 4.28%. The interest expense produced by NOW and money market accounts declined by $21.8 million year-over-year to $27.3 million, reflecting the lower average balance and a 131-basis point reduction in the average cost of such funds to 1.95%. In addition, the interest expense produced by savings accounts declined $1.2 million to $11.8 million as a $30.4 million rise in the average balance to $2.5 billion combined with a ten-basis point decline in the average cost of such funds to 0.94%. Non-interest-bearing accounts averaged $1.2 billion in the first six months of 2008, signifying a $78.3 million increase year-over-year.

In the first six months of 2008, the interest expense produced by borrowed funds totaled $322.1 million, signifying a $71.7 million increase from the year-earlier amount. While the increase was partly attributable to a $1.1 billion rise in the average balance to $12.8 billion, it primarily reflected the impact of the $39.6 million debt repositioning charge. The charge added 62 basis points to the cost of borrowed funds in the current six-month period. As a result, the average cost was 5.04% in the six months ended June 30, 2008, as compared to 4.31% in the year-earlier six months.

As expected, the impact of the debt repositioning charge was also reflected in our interest rate spread and net interest margin, reducing these measures by 31 and 30 basis points, respectively, to 1.93% and 2.17%, for the six months ended June 30, 2008. Although the strategic debt repositioning thus resulted in our spread and margin contracting 21 basis points each from the year-earlier measures, the repositioning is expected to significantly benefit our spread and margin on a go-forward basis, beginning in the third quarter of 2008.

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

In the net interest income analysis for the six months ended June 30, 2008, the following line items reflect the impact of the $39.6 million debt repositioning charge recorded in second quarter 2008 interest expense: the average cost of borrowed funds and the average cost of interest-bearing liabilities; the interest expense produced by borrowed funds and the interest expense produced by interest-bearing liabilities; net interest income; interest rate spread; and net interest margin.

Net Interest Income Analysis

(dollars in thousands)

	Six Months Ended June 30,
	2008				2007
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$20,361,198	$623,384	6.13%		$19,478,748	$611,936	6.29%
Securities (2) (3)	6,138,210	169,507	5.52		5,517,613	144,007	5.22
Money market investments	182,574	2,733	3.01		576,363	14,467	5.06

Total interest-earning assets	26,681,982	795,624	5.97		25,572,724	770,410	6.03
Non-interest-earning assets	3,930,506				3,605,026

Total assets	$30,612,488				$29,177,750

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 2,813,586	$ 27,312	1.95%		$ 3,036,325	$ 49,148	3.26%
Savings accounts	2,542,069	11,820	0.94		2,511,620	13,011	1.04
Certificates of deposit	6,686,013	142,373	4.28		6,564,798	150,562	4.62
Mortgagors’ escrow	154,274	54	0.07		143,619	67	0.09

Total interest-bearing deposits	12,195,942	181,559	2.99		12,256,362	212,788	3.50
Borrowed funds	12,837,961	322,056	5.04		11,714,169	250,352	4.31

Total interest-bearing liabilities	25,033,903	503,615	4.04		23,970,531	463,140	3.89
Non-interest-bearing deposits	1,227,235				1,148,928
Other liabilities	198,986				295,992

Total liabilities	26,460,124				25,415,451
Stockholders’ equity	4,152,364				3,762,299

Total liabilities and stockholders’ equity	$30,612,488				$29,177,750

Net interest income/interest rate spread		$292,009	1.93%			$307,270	2.14%

Net interest-earning assets/net interest margin	$ 1,648,079		2.17%		$ 1,602,193		2.38%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

Reflecting the loan loss provision recorded in the current second quarter, the provision for loan losses equaled $1.7 million in the six months ended June 30, 2008. No loan loss provisions were recorded in the year-earlier six months. In the first six months of 2008, charge-offs totaled $1.6 million, including the $1.2 million that were recorded in the second quarter of the year. For additional information about the provision for loan losses, please see the second quarter 2008 discussion of the loan loss provision, and the discussions of the allowance for loan losses and asset quality earlier in this report.

Non-interest Income

Non-interest income totaled $5.8 million in the first six months of 2008, as compared to $152,000 in the first six months of the prior year. The levels of non-interest income recorded in these periods reflect respective losses of $49.6 million and $57.0 million on the OTTI of certain securities.

The level of non-interest income in the current six-month period also reflects the positive impact of a $294,000 increase in fee income to $20.8 million; a $1.5 million increase in BOLI income to $13.9 million; and a $2.4 million increase in other income to $19.3 million, each in comparison with the year-earlier amount. In addition to the aforementioned Visa-related gain of $1.6 million, the increase in other income reflects a $1.6 million increase in revenues from the sale of third-party investment products and a $247,000 increase in revenues from PBC.

In addition, we recorded a $926,000 gain on debt repurchase in the current year’s first quarter, as compared to a $1.8 million loss on debt repurchase in the second quarter of last year. However, the $568,000 net gain on the sale of securities recorded in the current year’s first quarter was significantly exceeded by a $9.2 million net gain on the sale of securities in the first quarter of last year.

The following table summarizes the components of our non-interest income for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
(in thousands)	2008	2007
Fee income	$ 20,794	$ 20,500
BOLI	13,879	12,365
Net gain on sale of securities	568	9,195
Gain (loss) on debt repurchase	926	(1,848)
Loss on other-than-temporary impairment of securities	(49,595)	(56,958)
Other income:
PBC	7,583	7,336
Third-party investment product sales	6,457	4,862
Gain on sale of 1-4 family and other loans	152	531
Visa-related gain	1,647	—
Other	3,427	4,169

Total other income	19,266	16,898

Total non-interest income	$ 5,838	$ 152

Non-interest Expense

Largely reflecting the $285.4 million debt repositioning charge recorded in the second quarter, we recorded non-interest expense of $458.5 million in the current six-month period, as compared to $159.0 million in the year-earlier six months.

Operating expenses rose $16.4 million year-over-year, to $161.3 million, the result of a $9.3 million increase in compensation and benefits expense to $86.4 million; a $2.3 million increase in occupancy and equipment expense to $34.9 million; and a $4.8 million increase in G&A expense to $40.0 million. The latter increase was largely attributable to the $3.4 million litigation settlement charge.

The increase in our operating expenses was primarily due to the expansion of our branch network through the Doral and Synergy transactions in the second half of 2007, and to the related increases in staffing and marketing, among other expansion-related costs. In addition, the rise in compensation and benefits expense reflects certain expenses that were incurred in connection with our stock incentive and management incentive compensation plans.

The amortization of CDI rose $1.0 million year-over-year to $11.9 million, reflecting the CDI acquired in the transactions with Doral and Synergy.

Income Tax Expense

Largely reflecting the tax effect of the $325.0 million debt repositioning charge and the OTTI of $49.6 million, the Company recorded an income tax benefit of $80.0 million in the current six-month period, in contrast with income tax expense of $47.7 million in the year-earlier six months. The two charges were responsible for the Company recording a pre-tax loss of $162.4 million in the current six-month period, and also caused an increase in the year-to-date effective tax rate, which was 49.25%. In the first six months of 2007, the Company recorded pre-tax income of $148.5 million and an effective tax rate of 32.11%.

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

On May 6, 2005, sixteen of the Company’s current or former officers and directors were named as defendants in a putative derivative action filed by an alleged shareholder on behalf of the Company in the United States District Court for the Eastern District of New York. The same shareholder previously had sent the Company’s Board of Directors a letter reciting many of the allegations made in a putative class action that since has been dismissed with prejudice. The putative class action alleged, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn Bancorp, Inc. and other documents and statements made by executive management in connection therewith were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The shareholder subsequently demanded that the Board take a variety of actions allegedly required to address those allegations. The Board appointed a committee of independent directors to evaluate what response, if any, to make to this letter. Nevertheless, the putative derivative plaintiff filed this action repeating the same allegations as in the letter and purporting to seek on behalf of the Company money damages, restitution, and equitable relief against the defendants for various alleged breaches of duty and alleged corporate waste. On August 15, 2005, the plaintiff filed an amended complaint, repeating the same substantive allegations of fact. On September 30, 2005, the defendants filed motions to dismiss this action, which motions remain pending.

We believe that we have meritorious defenses against the forgoing action and will vigorously defend both the substantive and procedural aspects of this litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended June 30, 2008, there were no material changes to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended June 30, 2008, the Company allocated $2.1 million toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: April 1, 2008 through April 30, 2008	64,583	$18.28	64,583	1,400,386
Month #2: May 1, 2008 through May 31, 2008	89	19.51	89	1,400,297
Month #3: June 1, 2008 through June 30, 2008	47,126	20.48	47,126	1,353,171

Total	111,798	$19.21	111,798

(1)	All shares were purchased in privately negotiated transactions.
(2)	On February 26, 2004, the Board of Directors authorized the repurchase of five million shares. On April 20, 2004, with 44,816 shares remaining under such authorization, the Board authorized the repurchase of up to an additional five million shares. At June 30, 2008, 1,353,171 shares were still available for repurchase under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

Use of Proceeds

On May 23, 2008, we issued 17,871,000 shares in a common stock offering that generated $339.2 million of net proceeds, and utilized $199.2 million of these proceeds to offset the after-tax loss incurred in prepaying $4.0 billion of wholesale and other borrowings. The remaining proceeds of $140.0 million were contributed directly to capital for general corporate purposes. The effective date of the Registration Statement on Form S-3 (File No. 333-129338) relating to the stock offering was December 21, 2005. Raymond James & Associates, Inc. acted as underwriter for the offering. The class of securities registered was common stock, par value $0.01 per share. The expenses incurred in connection with the stock offering were $6.6 million, including expenses paid to and for the underwriters of $6.3 million; attorney and accounting fees of $380,000; and other expenses of $10,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on June 11, 2008. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 29, 2008. Of the 323,812,639 shares eligible to vote at the annual meeting, 263,671,043 were represented in person or by proxy.

(b)	There was no solicitation in opposition to the Board’s nominees for director, and all of such nominees were elected to three-year terms of office, as follows:

	No. of Votes For	No. of Votes Withheld	Broker Non-Votes
Dominick Ciampa	257,850,637	5,820,406	-0-
William C. Frederick, M.D.	257,933,040	5,738,003	-0-
Max L. Kupferberg	257,582,102	6,088,941	-0-
Spiros J. Voutsinas	257,394,119	6,276,924	-0-
Robert Wann	257,974,176	5,696,867	-0-

(c)	One additional proposal was submitted for a vote, with the following results:

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008	260,562,334	2,603,821	504,888	Not Applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 11, 2008	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and
Chief Executive Officer

DATE: August 11, 2008	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President
and Chief Financial Officer