Form 10-Q
period 2008-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2008-11-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

344,184,079

Number of shares of common stock outstanding at

November 5, 2008

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2008

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2008 (unaudited)	December 31, 2007
Assets:
Cash and cash equivalents	$ 276,430	$ 335,743
Securities available for sale:
Mortgage-related ($847,715 and $944,225 pledged, respectively)	858,011	973,324
Other ($119,109 and $140,032 pledged, respectively)	255,218	407,932

Total available-for-sale securities	1,113,229	1,381,256

Securities held to maturity:
Mortgage-related ($3,143,799 and $2,414,157 pledged, respectively; fair value of $3,164,477 and $2,432,987, respectively)	3,207,230	2,479,483
Other ($1,437,399 and $1,477,966 pledged, respectively; fair value of $1,718,026 and $1,891,207, respectively)	1,766,636	1,883,162

Total held-to-maturity securities	4,973,866	4,362,645

Total securities	6,087,095	5,743,901
Loans, net of deferred loan fees and costs	21,511,809	20,363,248
Less: Allowance for loan losses	(92,129)	(92,794)

Loans, net	21,419,680	20,270,454
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	437,748	423,069
Premises and equipment, net	209,818	214,906
Goodwill	2,436,060	2,437,404
Core deposit intangibles, net	93,513	111,123
Bank-owned life insurance	684,829	664,431
Other assets	494,327	378,791

Total assets	$32,139,500	$30,579,822

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$ 3,338,306	$ 2,456,756
Savings accounts	2,691,032	2,514,189
Certificates of deposit	7,017,496	6,913,036
Non-interest-bearing accounts	1,139,763	1,273,352

Total deposits	14,186,597	13,157,333

Official checks outstanding	29,019	18,749
Borrowed funds:
FHLB-NY advances	7,940,182	7,782,390
Repurchase agreements	4,710,000	4,411,220
Junior subordinated debentures	484,304	484,843
Other borrowings	185,000	237,219

Total borrowed funds	13,319,486	12,915,672

Mortgagors’ escrow	131,888	78,468
Other liabilities	209,279	227,287

Total liabilities	27,876,269	26,397,509

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 344,185,347 and 323,812,639 shares issued and outstanding at each of the respective dates)	3,442	3,238
Paid-in capital in excess of par	4,183,724	3,815,831
Retained earnings	106,955	390,757
Less: Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(2,268)	(3,085)
Common stock held by Supplemental Executive Retirement Plan (“SERP”)	(3,113)	(3,113)
Accumulated other comprehensive loss, net of tax	(25,509)	(21,315)

Total stockholders’ equity	4,263,231	4,182,313

Commitments and contingencies

Total liabilities and stockholders’ equity	$32,139,500	$30,579,822

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income:
Mortgage and other loans	$316,780	$302,665	$940,164	$914,601
Securities	81,467	81,833	250,974	225,840
Money market investments	152	12,726	2,885	27,193

Total interest income	398,399	397,224	1,194,023	1,167,634

Interest Expense:
NOW and money market accounts	13,346	24,067	40,658	73,215
Savings accounts	5,789	7,195	17,609	20,206
Certificates of deposit	67,274	78,589	209,647	229,151
Borrowed funds	130,086	132,495	452,142	382,847
Mortgagors’ escrow	25	26	79	93

Total interest expense	216,520	242,372	720,135	705,512

Net interest income	181,879	154,852	473,888	462,122
Provision for loan losses	400	—	2,100	—

Net interest income after provision for loan losses	181,479	154,852	471,788	462,122

Non-interest (Loss) Income:
Fee income	10,402	10,624	31,196	31,124
Bank-owned life insurance	7,021	6,999	20,900	19,364
Net (loss) gain on sale of securities	—	(7,307)	568	1,888
Loss on other-than-temporary impairment of securities	(44,160)	—	(93,755)	(56,958)
Gain (loss) on debt repurchases	—	—	926	(1,848)
Gain on sale of bank-owned property	—	64,879	—	64,879
Other	7,405	9,247	26,671	26,145

Total non-interest (loss) income	(19,332)	84,442	(13,494)	84,594

Non-interest Expense:
Operating expenses:
Compensation and benefits	42,769	40,599	129,175	117,728
Occupancy and equipment	17,585	16,739	52,507	49,333
General and administrative	18,224	15,462	58,214	50,679

Total operating expenses	78,578	72,800	239,896	217,740
Debt repositioning charge	—	—	285,369	3,190
Amortization of core deposit intangibles	5,757	5,855	17,610	16,680

Total non-interest expense	84,335	78,655	542,875	237,610

Income (loss) before income taxes	77,812	160,639	(84,581)	309,106
Income tax expense (benefit)	19,748	49,730	(60,233)	97,404

Net Income (Loss)	$58,064	$110,909	$(24,348)	$211,702

Other comprehensive income (loss), net of tax:
Change in net unrealized losses on securities	(8,363)	12,557	(4,396)	38,810
Change in pension and post-retirement obligations	51	212	202	634

Total comprehensive income (loss), net of tax	$49,752	$123,678	$(28,542)	$251,146

Basic earnings (loss) per share	$0.17	$0.36	$(0.07)	$0.69

Diluted earnings (loss) per share	$0.17	$0.35	$(0.07)	$0.69

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2008
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 3,238
Shares issued in stock offering (17,871,000)	179
Shares issued for exercise of stock options (1,410,458)	14
Shares issued for restricted stock awards (1,091,250)	11

Balance at end of period	3,442

Paid-in Capital in Excess of Par:
Balance at beginning of year	3,815,831
Allocation of ESOP stock	3,774
Restricted stock activity	5,842
Exercise of stock options	15,658
Tax effect of stock plans	3,645
Common shares issued in stock offering	338,974

Balance at end of period	4,183,724

Retained Earnings:
Balance at beginning of year	390,757
Net loss	(24,348)
Dividends paid on common stock ($0.75 per share)	(247,706)
Effect of adopting Emerging Issues Task Force Issue No. 06-4	(12,709)
Effect of accounting change regarding pension plan measurement date pursuant to Financial Accounting Standards Board Statement No. 158	961

Balance at end of period	106,955

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (114,148 shares)	(2,187)
Exercise of stock options (114,148 shares)	2,187

Balance at end of period	—

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(3,085)
Earned portion of ESOP	817

Balance at end of period	(2,268)

Common Stock Held by SERP:
Balance at beginning of year	(3,113)

Balance at end of period	(3,113)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(21,315)
Change in net unrealized loss on securities available for sale, net of tax of $40,224	(62,074)
Less: Reclassification adjustment for net gain on sale of securities and loss on other-than-temporary impairment of securities, net of tax of $(37,040)	56,147
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(996)	1,531
Change in pension and post-retirement obligations, net of tax of $(131)	202

Balance at end of period	(25,509)

Total stockholders’ equity at end of period	$4,263,231

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$ (24,348)	$ 211,702
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	2,100	—
Depreciation and amortization	14,794	13,922
Accretion of discounts, net	(6,172)	(1,403)
Net change in net deferred loan origination costs and fees	4,307	(56)
Amortization of core deposit intangibles	17,610	16,680
Net gain on sale of securities	(568)	(1,888)
Gain on sale of bank-owned property	—	(64,879)
Net gain on sale of loans	(236)	(705)
Stock plan-related compensation	10,444	7,109
Loss on other-than-temporary impairment of securities	93,755	56,958
Changes in assets and liabilities:
(Increase) decrease in deferred tax asset, net	(30,471)	31,878
(Increase) decrease in other assets	(102,080)	16,604
Increase in official checks outstanding	10,270	2,057
(Decrease) increase in other liabilities	(26,768)	10,092
Origination of loans held for sale	(36,675)	(66,181)
Proceeds from sale of loans originated for sale	35,559	62,792

Net cash (used in) provided by operating activities	(38,479)	294,682

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	1,602,816	259,667
Proceeds from repayment of securities available for sale	169,067	238,275
Proceeds from sale of securities available for sale	11,438	1,959,994
Purchase of securities held to maturity	(2,140,804)	(1,691,663)
Purchase of securities available for sale	(12,320)	(517,954)
Net (purchase) redemption of FHLB-NY stock	(14,679)	53,077
Net proceeds from sale of bank-owned property	—	99,608
Net (increase) decrease in loans	(1,200,576)	1,165,218
Purchase of loans	(45,500)	—
Proceeds from sale of loans	25,035	755,948
Purchase of premises and equipment, net	(9,706)	(7,298)
Net cash acquired in acquisitions	—	138,781

Net cash (used in) provided by investing activities	(1,615,229)	2,453,653

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,029,264	(1,045,370)
Net increase in short-term borrowings	1,320,000	—
Net decrease in long-term borrowings	(916,186)	(495,862)
Net increase in mortgagors’ escrow	53,420	33,092
Tax effect of stock plans	3,645	(2,355)
Proceeds from issuance of common stock	339,152	—
Cash dividends paid on common stock	(247,706)	(229,642)
Treasury stock purchases	(2,187)	(95)
Net cash received from stock option exercises	14,993	40,765
Cash in lieu of fractional shares	—	(5)

Net cash provided by (used in) financing activities	1,594,395	(1,699,472)

Net (decrease) increase in cash and cash equivalents	(59,313)	1,048,863
Cash and cash equivalents at beginning of period	335,743	230,759

Cash and cash equivalents at end of period	$ 276,430	$1,279,622

Supplemental information:
Cash paid for:
Interest	$ 739,427	$ 707,694
Income taxes	14,566	41,578
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities held to maturity, net	$ 71,307	$ 593,816
Transfer to other real estate owned from loans	205	706

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

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

Note 2. Stock-based Compensation

At September 30, 2008, the Company had 7,139,259 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). Under the 2006 Stock Incentive Plan, the Company granted 1,136,400 shares of restricted stock in the nine months ended September 30, 2008, with an average fair value of $16.00 per share on the date of grant and a vesting period of five years. The nine-month amount includes 20,000 shares that were granted in the third quarter and had an average fair value of $15.98 per share on the date of grant. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.1 million and $1.3 million, respectively, in the three months ended September 30, 2008 and 2007, and $5.9 million and $2.4 million, respectively, in the nine months ended at those dates.

A summary of activity with regard to restricted stock awards in the nine months ended September 30, 2008 is presented in the following table:

	For the Nine Months Ended September 30, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	757,991	$17.64
Granted	1,136,400	16.00
Vested	(277,200)	17.64
Forfeited	(49,150)	15.79

Unvested at September 30, 2008	1,568,041	16.51

As of September 30, 2008, unrecognized compensation cost relating to unvested restricted stock totaled $21.5 million. This amount will be recognized over a remaining weighted average period of 3.5 years.

In addition, the Company had ten stock option plans at September 30, 2008: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial

Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group, Inc. Stock Option Plans (all ten plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

In connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No.  123R, “Share-based Payments,” on January 1, 2006, and using the modified prospective approach, the Company recognizes compensation and benefits expense related to share-based payments at fair value on the grant date, and recognizes such expense in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during the three and nine months ended September 30, 2008 or the twelve months ended December 31, 2007, the Company did not record any compensation and benefits expense relating to stock options during these periods.

At the present time, the Company issues new shares of common stock at market value to satisfy the exercise of stock options. On occasion, the Company will utilize common stock held in Treasury to satisfy the exercise of options, in which case the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At September 30, 2008, there were 13,740,575 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 146,312 at September 30, 2008.

The status of the Company’s Stock Option Plans at September 30, 2008 and the changes that occurred during the nine months ended at that date are summarized in the following table:

	For the Nine Months Ended September 30, 2008
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable at January 1, 2008	15,763,696	$15.05
Exercised	(1,917,980)	11.84
Forfeited	(105,141)	16.19

Stock options outstanding and exercisable at September 30, 2008	13,740,575	15.49

Total stock options outstanding and exercisable at September 30, 2008 had a weighted average remaining contractual life of 3.43 years, a weighted average exercise price of $15.49 per share, and an aggregate intrinsic value of $18.2 million. The intrinsic values of options exercised during the nine months ended September 30, 2008 and 2007 were $14.0 million and $7.8 million, respectively.

Note 3. Securities

The following table summarizes the amortized cost and estimated fair market values of the Company’s held-to-maturity securities at the dates indicated:

	September 30, 2008		December 31, 2007
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE (1) certificates	$ 299,165	$ 303,038	$ 250,510	$ 258,244
GSE CMOs (2)	2,901,561	2,854,935	2,222,355	2,168,125
Other mortgage-related securities	6,504	6,504	6,618	6,618

Total mortgage-related securities	$3,207,230	$3,164,477	$2,479,483	$2,432,987

Other securities:
GSE debentures	$1,389,478	$1,402,425	$1,530,414	$1,537,827
Corporate bonds	156,791	136,848	165,992	170,675
Capital trust notes	220,367	178,753	186,756	182,705

Total other securities	$1,766,636	$1,718,026	$1,883,162	$1,891,207

Total securities held to maturity	$4,973,866	$4,882,503	$4,362,645	$4,324,194

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations

The following table summarizes the amortized cost and estimated fair market values of the Company’s available-for-sale securities at the dates indicated:

	September 30, 2008		December 31, 2007
(in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Mortgage-related securities:
GSE certificates	$ 186,350	$ 188,397	$ 217,855	$ 221,835
GSE CMOs	536,291	535,548	599,936	599,022
Private label CMOs	142,395	134,066	155,213	152,467

Total mortgage-related securities	$ 865,036	$858,011	$ 973,004	$ 973,324

Other securities:
GSE debentures	$ 98,273	$ 104,142	$ 178,389	$ 187,924
U.S. Treasury obligations	1,100	1,105	1,098	1,112
Corporate bonds	44,812	37,120	55,818	48,926
State, county, and municipal	6,528	6,335	6,526	6,451
Capital trust notes	40,902	41,996	71,149	66,960
Preferred stock	31,400	22,315	59,900	51,088
Other equity securities	48,000	42,205	48,537	45,471

Total other securities	$ 271,015	$ 255,218	$ 421,417	$ 407,932

Total securities available for sale	$1,136,051	$1,113,229	$1,394,421	$1,381,256

In preparing the financial statements for the current third quarter, the Company determined to record a $44.2 million loss on the other-than-temporary impairment (“OTTI”) of certain securities. The OTTI represented the excess of amortized cost over fair value at September 30, 2008. Management’s decision to recognize this OTTI was based on the significant decline in the market value of these securities, and the unlikelihood of recovering the unrealized losses within a reasonable period of time. Included in the $44.2 million loss were $13.0 million of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) perpetual preferred stock; $22.0 million of Lehman Brothers corporate bonds; $3.7 million of Freddie Mac preferred stock; $3.8 million of capital trust notes, including income notes; and $1.7 million of other equity securities. At September 30, 2008, the Lehman Brothers corporate bonds had a remaining market value of $3.0 million and the other equity securities had a remaining market value of $2.0 million. The unrealized mark-to-market loss on the other-than-temporarily impaired securities had previously been reflected as a reduction to stockholders’ equity through accumulated other comprehensive loss.

The Company also determined to record a loss on the OTTI of certain securities in preparing the financial statements for the second quarter of 2008. The second quarter OTTI loss totaled $49.6 million and represented the excess of amortized cost over fair value at June 30, 2008. As in the third quarter of the year, management’s decision to recognize this OTTI was based on the significant decline in the market value of these securities, and the unlikelihood of recovering the unrealized loss within a reasonable period of time.

It is currently management’s expectation that the remaining unrealized losses on securities at September 30, 2008 will be recovered within a reasonable period of time through a typical interest rate cycle; that the Company has the intent and ability to retain these securities until their market value recovers; and that the debt securities will be repaid in accordance with their terms.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$15,181,879	70.55%	$14,052,298	69.00%
Commercial real estate	4,260,784	19.80	3,828,334	18.80
Construction	846,792	3.93	1,138,851	5.59
1-4 family	270,188	1.26	380,824	1.87

Total mortgage loans	20,559,643	95.54	19,400,307	95.26
Net deferred loan origination fees	(1,578)		(1,512)
Unearned discount	(4,275)		—

Mortgage loans, net	20,553,790		19,398,795

Other loans:
Commercial and industrial	786,101		705,810
Consumer	170,992		255,055
Leases, net of unearned income	1,644		4,340

Total other loans	958,737	4.46	965,205	4.74
Net deferred loan origination fees	(718)		(752)

Total other loans, net	958,019		964,453
Less: Allowance for loan losses	92,129		92,794

Loans, net	$21,419,680	100.00%	$20,270,454	100.00%

During the three months ended March 31, 2008, the Company securitized $71.3 million of the one- to four-family loans that had been acquired in the acquisition of Synergy Financial Group, Inc. (“Synergy”) in the fourth quarter of 2007, in accordance with SFAS No.  140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The resultant securities were recorded and have been retained in the held-to-maturity securities portfolio. In connection with the securitization, the Company also recorded a $502,000 mortgage servicing right asset which is being amortized over a period of seven years.

The following table provides a summary of activity in the allowance for loan losses at the dates indicated:

(dollars in thousands)	At or For the Nine Months Ended September 30, 2008	At or For the Year Ended December 31, 2007
Balance at beginning of period	$92,794	$85,389
Provision for loan losses	2,100	—
Allowance acquired in business combinations	—	7,836
Charge-offs	(2,801)	(431)
Recoveries	36	—

Balance at end of period	$92,129	$92,794

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2008	December 31, 2007
FHLB-NY advances	$ 7,940,182	$ 7,782,390
Repurchase agreements	4,710,000	4,411,220
Junior subordinated debentures	484,304	484,843
Senior debt	75,000	75,219
Preferred stock of subsidiaries	110,000	162,000

Total borrowed funds	$13,319,486	$12,915,672

In the second quarter of 2008, the Company recorded a pre-tax charge of $325.0 million (the “debt repositioning charge”) for the prepayment of $4.0 billion of higher-cost wholesale and other borrowings that were replaced with $3.8 billion of lower-cost wholesale borrowings. (Wholesale borrowings consist of Federal Home Loan Bank of New York (“FHLB-NY”) advances, repurchase agreements, and federal funds purchased.) In accordance with Emerging Issues Task Force (“EITF”) Issue No.  96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” charges of $39.6 million that were incurred in connection with the prepayment and replacement of wholesale borrowings transacted with the same counterparty were amortized over the term of the new borrowings and recorded in interest expense. In accordance with SFAS No.  140, charges of $285.4 million that were incurred in connection with the prepayment of wholesale borrowings that were replaced by funds obtained through different counterparties were immediately recorded in non-interest expense.

In the second quarter of 2008, Roslyn Real Estate Asset Corp. (“RREA”), a wholly-owned real estate investment trust (“REIT”) of the Company repurchased $11.5 million of its previously issued Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, and $32.5 million of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $1.4 million in the second quarter of 2008 which modestly tempered the impact of the aforementioned $325.0 million debt repositioning charge.

In the first quarter of 2008, Richmond County Capital Corporation, a wholly-owned REIT of the Company, repurchased $8.0 million of its previously issued Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $926,000 in non-interest income for the three months ended March 31, 2008.

At September 30, 2008, the Company had $484.3 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No.  46, “Consolidation of Variable Interest Entities.” The proceeds of each issuance are invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of September 30, 2008:

Issuer	Interest Rate of Capital Securities and Debentures (1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$ 23,333	$ 22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,854	183,349	November 4, 2002	November 1, 2051	November 4, 2007(2)
New York Community Capital Trust X	4.419	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,996	7,764	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	13,697	13,325	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	6.069	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008
New York Community Capital Trust XI	5.412	67,011	65,000	April 16, 2007	June 30, 2037	June 30, 2012

		$484,304	$466,988

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2004.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2008		2007
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$ 1,604	$234	$1,585	$285
Service cost	—	2	—	2
Expected return on plan assets	(3,752)	—	(2,581)	—
Unrecognized past service liability	50	(62)	51	11
Amortization of unrecognized loss	49	34	253	29

Net periodic (credit) expense	$(2,049)	$208	$ (692)	$327

	For the Nine Months Ended September 30,
	2008		2007
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$ 4,811	$702	$ 4,755	$855
Service cost	—	6	—	6
Expected return on plan assets	(11,257)	—	(7,743)	—
Unrecognized past service liability	152	(186)	153	32
Amortization of unrecognized loss	147	102	758	87

Net periodic (credit) expense	$(6,147)	$624	$(2,077)	$980

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

Note 7. Computation of Earnings (Loss) per Share

The following table presents the Company’s computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Net income (loss)	$ 58,064	$ 110,909	$ (24,348)	$ 211,702
Weighted average common shares outstanding	341,971,926	312,077,886	332,023,835	305,485,131

Basic earnings (loss) per common share	$ 0.17	$ 0.36	$ (0.07)	$ 0.69

Weighted average common shares outstanding	341,971,926	312,077,886	332,023,835	305,485,131
Additional dilutive shares using the average market value for the period when utilizing the treasury stock method	854,742	1,519,299	N.A. (1)	1,413,904

Total shares for diluted earnings per share computation	342,826,668	313,597,185	332,023,835	306,899,035
Diluted earnings (loss) per common share and common share equivalents	$ 0.17	$ 0.35	$ (0.07)	$ 0.69

(1)	Options to purchase 13.7 million shares of the Company’s common stock that were outstanding at September 30, 2008 were not included in the computation of diluted earnings per share for the nine-month period because their inclusion would have had an antidilutive effect.

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

•

Level 3 – Inputs to the valuation methodology are significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants use in pricing an asset or liability.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents, by SFAS No.  157 valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2008, and that were included in the Company’s Consolidated Statement of Condition at that date:

	Fair Value Measurements at September 30, 2008 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale	$43,310	$1,033,478	$36,441	$1,113,229

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include certain less liquid securities. Level 3 assets accounted for 0.11% of the Company’s total assets at September 30, 2008.

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

If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models also incorporate transaction details, such as maturity and cash flow assumptions. Securities valued in this manner would generally be classified within Level 2 of the valuation hierarchy and primarily include such instruments as mortgage-related securities and corporate debt.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing collateralized debt obligations (“CDOs”), which include pooled trust preferred securities and income notes, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, CDOs are valued using market-standard models to model the specific collateral composition and cash flow structure. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, that price is considered when arriving at the security’s fair value. CDOs are classified within level 3.

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

Changes in Level 3 Fair Value Measurements

The following table presents information for recurring assets classified by the Company within Level 3 of the valuation hierarchy for the three and nine months ended September 30, 2008:

	Available-for-sale Securities
(in thousands)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Beginning balance	$36,648	$65,952
Change in unrealized losses included in other comprehensive income	3,568	12,015
Other-than-temporary impairment loss	(3,775)	(40,938)
Principal amortization	—	(588)

Ending balance	$36,441	$36,441

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). For the Company, such assets include goodwill, core deposit intangibles, other real estate owned, other long-lived assets, loans held for sale, certain impaired loans, and mortgage servicing rights, all of which are generally classified within Level 3 of the valuation hierarchy. In the first nine months of 2008, no amounts were recorded in the Consolidated Statements of Operations and Comprehensive Income due to fair value adjustments on such assets.

Note 9. Issuance of Common Stock

On May 23, 2008, the Company issued 17,871,000 shares of common stock in an offering that generated gross proceeds of $345.8 million and net proceeds (i.e., after expenses) of $339.2 million. Of the latter amount, $199.2 million served to offset the after-tax impact on stockholders’ equity of prepaying $4.0 billion of wholesale and other borrowings in the second quarter of 2008, and the remaining proceeds were used for general corporate purposes.

Note 10. Impact of Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No.  157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No.  157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No.  157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective for the Company’s fair value measurements as of September 30, 2008 and did not have a material effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No.  141R, “Business Combinations (revised 2007).” SFAS No.  141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. SFAS No.  141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008. The Company is still evaluating the provisions of SFAS No.  141R, but believes that its adoption could materially impact its accounting for any acquisitions it might complete in 2009 and beyond.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No.  115.” SFAS No.  159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No.  159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No.  159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No.  159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No.  159 on January 1, 2008, but did not elect the fair value option for any eligible financial assets or liabilities through September 30, 2008.

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

NEW YORK COMMUNITY BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank (the “Community Bank” and the “Commercial Bank,” respectively, and collectively, the “Banks”).

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

•	Changes in accounting principles, policies, practices, or guidelines;

•	Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	The ability to keep pace with, and implement on a timely basis, technological changes;

•	Changes in the monetary, fiscal, and other policies of the U.S. Government, including policies of the U.S. Treasury, the Federal Reserve Board, and the FDIC;

•	War or terrorist activities; and

•	Other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at September 30, 2008 and December 31, 2007 follow:

(dollars in thousands)	September 30, 2008	December 31, 2007
Total stockholders’ equity	$ 4,263,231	$ 4,182,313
Less: Goodwill	(2,436,060)	(2,437,404)
Core deposit intangibles	(93,513)	(111,123)

Tangible stockholders’ equity	$ 1,733,658	$ 1,633,786

Total assets	$32,139,500	$30,579,822
Less: Goodwill	(2,436,060)	(2,437,404)
Core deposit intangibles	(93,513)	(111,123)

Tangible assets	$29,609,927	$28,031,295

Stockholders’ equity to total assets	13.26%	13.68%

Tangible stockholders’ equity to tangible assets	5.85%	5.83%

Tangible stockholders’ equity	$ 1,733,658	$ 1,633,786
Add back: After-tax net unrealized losses on securities	19,232	14,836

Adjusted tangible stockholders’ equity	$ 1,752,890	$ 1,648,622

Tangible assets	$29,609,927	$28,031,295
Add back: After-tax net unrealized losses on securities	19,232	14,836

Adjusted tangible assets	$29,629,159	$28,046,131

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.92%	5.88%

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

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain securities in our investment portfolio could be negatively impacted by illiquidity or dislocation in marketplaces resulting in significantly depressed market prices, thus leading to further impairments.

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

Under SFAS Nos. 114 and 118, a loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply SFAS Nos.  114 and 118 as necessary to certain larger multi-family, commercial real estate, construction, and commercial and industrial loans, and exclude smaller balance homogenous loans and loans carried at the lower of cost or fair value. We measure impairment of collateral-dependent loans based on the fair value of the collateral, less the estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate.

A loan loss allowance is established when the fair value of collateral or the present value of the expected cash flows is less than the recorded investment in the loan.

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

3.	Full assessment by the pertinent Board of Directors of the aforementioned factors when making a judgment regarding the allowance for loan losses; and

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

Investment Securities

The securities portfolio consists of mortgage-related securities, and debt and equity (“other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the positive intent and ability to hold to maturity are classified as “held to maturity” and are carried at amortized cost.

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

At September 30, 2008, the total unrealized losses on available-for-sale and held-to-maturity securities were $22.8 million and $91.4 million, respectively. This impairment was deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates; the estimated remaining life and high credit quality of the investments; and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may not be until maturity.

In preparing the financial statements for the third quarter of 2008, we determined to record a $44.2 million charge for the other-than-temporary impairment (“OTTI”) of certain securities, including $35.0 million relating to our investment in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) corporate bonds and perpetual preferred stock. Also included in the third quarter charge was $3.7 million relating to our investment in Freddie Mac perpetual preferred stock; $3.8 million relating to certain pooled trust securities; and $1.7 million relating to certain other equity securities.

Management’s decision to recognize the third quarter 2008 OTTI was based on the significant decline in the market value of these securities, and the unlikelihood of recovering the unrealized losses within a reasonable period of time. To the extent that continued changes in interest rates, credit movements, and other factors that influence the fair value of investments occur, we may be required to record additional charges for the OTTI of securities in future periods.

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

Recent Events

Dividend Payment

On October 28, 2008, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 18, 2008 to shareholders of record at the close of business on November 7, 2008.

Executive Summary

With assets of $32.1 billion at the close of the current third quarter, New York Community Bancorp, Inc. is a leading financial institution in the Metro New York/New Jersey region and the fifth largest publicly traded bank holding company headquartered in New York State.

We serve the region’s consumers and businesses through two primary subsidiaries: New York Community Bank, a New York State-chartered savings bank with 178 locations in New York City, Long Island, Westchester County, and New Jersey; and New York Commercial Bank, a New York State-chartered commercial bank with 38 locations in New York City, Westchester County, and Long Island.

Our Franchise

Reflecting our growth through a series of accretive business combinations, we currently operate our Community Bank franchise through six local divisions.

In New York, we have four divisional banks: Queens County Savings Bank, with 33 branches in Queens County; Roslyn Savings Bank, with 57 branches on Long Island; Richmond County Savings Bank, with 22 branches on Staten Island; and Roosevelt Savings Bank, with eight branches in Brooklyn. We also have two branches each in the Bronx and Westchester County that operate directly under the New York Community Bank name.

In New Jersey, we currently have two divisional banks: Garden State Community Bank, with 35 branches in Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties, and Synergy Bank, with 19 branches in the counties of Middlesex, Monmouth, and Union. The Synergy Bank branches are currently slated to commence operations under the Garden State Community Bank name in March 2009.

Of the 38 branches that constitute our Commercial Bank franchise, 19 operate under the name Atlantic Bank.

Our Business Model

The key components of our business model are the production of multi-family mortgage loans on buildings in New York City that are predominantly rent-regulated; the maintenance of underwriting standards that have supported a consistent record of asset quality; operating the Company in a cost-efficient manner; engaging in earnings- and capital-accretive merger transactions; and repositioning our post-merger balance sheet to enhance our earnings potential and preserve our asset quality.

Third Quarter 2008 Performance Highlights

In a quarter marked by unprecedented turmoil in the financial industry and markets, we believe that our adherence to our business model continued to serve us well. Although our earnings were reduced by a non-cash pre-tax charge of $44.2 million for the OTTI of certain securities, our third quarter performance was otherwise highlighted by the expansion of our net interest margin and an increase in net interest income, as we grew our loan portfolio and reduced our funding costs. Our performance was also notable for the quality of our assets, particularly as it compared to that of our industry peers in a declining economy. In addition, our operating expenses declined on a linked-quarter basis, which also contributed to our profitability.

Included in the OTTI charge was $35.0 million relating to our investment in Lehman Brothers, which filed for bankruptcy on September 16, 2008. Of that amount, $13.0 million related to our investment in perpetual preferred stock of Lehman Brothers, and $22.0 million related to our investment in Lehman Brothers corporate bonds.

The OTTI charge reduced our third quarter 2008 net income by $26.7 million after taxes and our diluted earnings per share by $0.08. Reflecting the impact of this charge, our net income totaled $58.1 million in the current third quarter, equivalent to $0.17 per diluted share.

Increased Loan Production at Higher Spreads. Our loan portfolio grew at an annualized rate of 11.2% in the current third quarter, as loans outstanding rose to $21.5 billion at the end of September from $20.9 billion at the end of June. In the first nine months of the year, loan originations totaled $4.4 billion, signifying a $980.7 million, or 28.9%, increase from the year-earlier amount. Third quarter originations accounted for $1.4 billion of our nine-month loan production, and exceeded the year-earlier third-quarter volume by $260.8 million, or 22.0%. The increase in loan production is partly due to the exit of the conduit lenders from our market since August 2007, and to the acquisition of certain competitors in our multi-family niche. In addition, certain of our competitors have been distracted by the turmoil in the financial markets, further enhancing our ability to grow our loan portfolio.

In addition to resulting in an increase in loan production, the changes in our market have resulted in an increase in the spreads on our multi-family and commercial real estate loans. In the third quarter of 2008, the average yield on our multi-family and commercial real estate loans was 275 basis points above the average five-year Constant Maturity Treasury rate (the “five-year CMT”). In recent weeks, the average spread between the yield on such loans and the five-year CMT has continued to increase.

Asset Quality. Notwithstanding the deterioration of the economy over the course of the quarter, the quality of our assets held up comparatively well. Although non-performing loans rose $29.3 million to $61.4 million in the three months ended September 30, 2008, the volume of loans 30 to 89 days past due declined by $41.4 million to $51.4 million during this period. In addition, non-performing assets represented 0.19% of total assets at the end of September while non-performing loans represented 0.29% of total loans. Furthermore, our third quarter 2008 net charge-offs continued to be modest and, at $1.1 million, represented 0.005% of average loans in the three months ended September 30, 2008.

In accordance with our methodology for determining the allowance for loan losses, we increased our loan loss allowance by $400,000 during the quarter, to $92.1 million, representing 150.1% of non-performing loans, at quarter-end.

Net Interest Margin. Partly reflecting the benefit of the debt repositioning strategy we implemented in the second quarter, our margin rose 27 basis points in the third quarter of 2008 from the measure recorded in the year-earlier three months. The year-over-year expansion was also due to an 84-basis point decline in our cost of interest-bearing deposits, as we capitalized on the 275-basis point reduction in the federal funds rate. Furthermore, the growth of our loan portfolio contributed to an increase in average interest-earning assets, which resulted in our recording an increase in interest income during the same time as our interest expense declined. The expansion of our margin was partly offset by a decline in prepayment penalty income, as property owners refrained from refinancing during a time of significant market volatility.

The same factors that contributed to the growth of our net interest margin contributed to an increase in net interest income, our primary earnings source. Net interest income rose $51.3 million to $181.9 million over the course of the quarter and $27.0 million year-over-year. The linked-quarter increase partly reflects the impact on our second quarter net interest income of a $39.6 million debt repositioning charge recorded in interest expense.

Efficiency. Partly reflecting our ongoing focus on cost containment, our operating expenses declined by $3.9 million to $78.6 million over the three months ended September 30, 2008.

Capital Strength. Our capital measures continued to reflect the benefit of our common stock offering in the second quarter, as tangible stockholders’ equity totaled $1.7 billion, representing 5.85% of tangible assets at September 30, 2008. In addition, the Community Bank and the Commercial Bank continued to exceed the requirements for classification as well capitalized institutions, with leverage capital ratios of 7.49% and 11.20%, Tier I capital ratios of 11.17% and 14.69%, and total risk-based capital ratios of 11.64% and 15.07%, respectively.

The Economic Environment

The third quarter of 2008 was a time of unprecedented turmoil, as the subprime mortgage crisis that began in the year-earlier third quarter segued into an economic crisis of global proportions, resulting in the failure of some of the world’s leading financial institutions and a level of government intervention not seen in many years.

The impact on our local economy is evident in a number of recent statistics regarding unemployment and real estate values. For example, in September 2007, the respective unemployment rates for New York State, Long Island, and New York City were 4.5%, 3.9%, and 5.0%, respectively. One year later, the respective rates for these regions rose to 5.6%, 5.2%, and 5.7%. In New Jersey, the respective unemployment rates for Essex, Hudson, and Union counties, where most of our New Jersey-based branches are located, were 5.3%, 5.0%, and 4.3% in September 2007; in September 2008, the rates rose to 6.9%, 6.8%, and 5.9%, respectively. For the State of New Jersey, the unemployment rate rose from 4.1% in September 2007 to 5.6% in September 2008.

In addition, home prices fell 6.9% year-over-year through August 2008 in the New York metropolitan region, while the vacancy rate for commercial real estate in Manhattan rose to a two-year high of 7.4% at September 30, 2008. On a more positive note, New York City had the lowest apartment vacancy rate—2.0%—in the nation at the end of September, followed by Long Island at 2.8% and central New Jersey at 2.9%.

While we have not been immune to the impact of the decline in the financial and housing markets, we do believe that the composition of our loan portfolio, the nature of our multi-family lending niche, and our conservative underwriting standards have contributed to the quality of our loan portfolio to date. To further reduce our exposure to credit risk, we remain actively engaged in monitoring the quality of our assets, and have limited our production of construction loans. We continue to deploy most of our cash flows into multi-family loans on buildings with a preponderance of rent-regulated apartments, as such loans have historically been our best performing assets, and to sell the one- to four-family loans we originate to a third-party conduit shortly after they close. In addition, while we have always been conservative in our underwriting, we have generally reduced the loan-to-value ratios on newly originated commercial real estate loans.

Recent Developments

To promote stability and encourage lending in the wake of the crises in the banking industry and financial markets, the U.S. Treasury has developed and implemented a number of programs in recent weeks.

First among these was the Emergency Economic Stabilization Act of 2008 (the “EESA”), which was signed into law on October 3, 2008. The EESA authorized the U.S. Treasury to purchase up to $700 billion of mortgage loans, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

We do not expect to sell any of our assets to the U.S. Treasury under EESA as we have not originated any subprime mortgage loans or invested in any securities backed by subprime mortgage loans.

On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a number of banks and thrifts. Under the Capital Purchase Program of the Troubled Assets Relief Program (“TARP”), $250 billion of the $700 billion authorized by the EESA will be made available by the U.S. Treasury to a variety of U.S. financial institutions in exchange for preferred stock. In connection with its purchase of preferred stock, the U.S.

Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Financial institutions that take part in the TARP Capital Purchase Program will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine major financial institutions had already agreed to participate in the TARP Capital Purchase Program, and numerous other financial institutions have subsequently agreed to take part.

On October 14, 2008, the FDIC announced the establishment of the Temporary Liquidity Guarantee Program, which was designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing the (1) newly issued senior unsecured debt and (2) non-interest-bearing transaction accounts of participating institutions. All eligible entities will be covered under the program unless they opt out of one or both of these components by December 5, 2008 (an extension from the original opt-out date of November 12, 2008). Following that deadline, institutions that have opted out of either or both components cannot then opt in. Similarly, institutions that have opted in by the December 5th deadline may not then opt out. The Temporary Liquidity Guarantee Program will be in effect through December 31, 2009.

As of this date, we have not applied to the U.S. Treasury to receive equity capital through the TARP Capital Purchase Program nor have we applied to the FDIC to opt in or out of the Temporary Liquidity Guarantee Program. However, as the details and ramifications of these, and any other plans that may be introduced, are clarified, we will continue to review them in order to determine whether or not we should take part.

Summary of Financial Condition at September 30, 2008

We recorded total assets of $32.1 billion at the end of September, signifying a three-month increase of $1.1 billion and a $1.6 billion increase from the balance recorded at December 31, 2007.

Loans

Loans represented $21.5 billion, or 66.9%, of total assets at the close of the current third quarter, signifying a three-month increase of $586.5 million and a nine-month increase of $1.1 billion, or 5.6%. The increases were driven by organic loan production, with nine-month originations rising $980.7 million year-over-year to $4.4 billion, including $1.4 billion in the three months ended September 30, 2008. The volume of loans produced during the three- and nine-month periods exceeded repayments of $862.2 million and $3.3 billion, respectively.

Multi-family Loans

Multi-family loans accounted for $2.3 billion of year-to-date loan production, up $630.3 million, or 36.7%, from the year-earlier amount. Third quarter 2008 originations represented $855.4 million of year-to-date production, and were up $174.6 million, or 25.6%, year-over-year. The increase in production was indicative of the dramatic changes that have occurred in the market since the third quarter of 2007. With the exit of the conduits from our market and other competitors having been acquired, we are increasing our loan production and originating loans at higher spreads.

Multi-family loans represented $15.2 billion, or 70.6%, of total loans at the close of the current third quarter, and were up $454.7 million from the June 30, 2008 balance and $1.1 billion from the balance recorded at year-end 2007. At September 30, 2008, the average multi-family loan had a principal balance of $3.8 million, and the portfolio had an average loan-to-value ratio (“LTV”) of 62.4% at that date.

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

During years six through ten, the borrower has the option of selecting an annually adjustable rate that is 275 basis points above the prime rate of interest, or a fixed rate that is 300 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of a fee equal to one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equal to the rate in the initial five-year term.

As improvements are made to the collateral property, State and City rent regulations permit an increase in the rents on the improved apartments, thus creating more cash flows for the owner to borrow against. As the rent roll increases, the property owner has historically opted to refinance the loan, even in a rising interest rate environment. This cycle has repeated itself over the course of many decades, with property values increasing and borrowers typically refinancing before the loan reaches its sixth year. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.6 years at September 30, 2008.

Multi-family loans that refinance within the first five years are subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the amount to be prepaid. Prepayment penalties are recorded as interest income and are therefore reflected in the average yields on our loans and assets, as well as our interest rate spread and net interest margin.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family loans is the consistent quality of these assets. Although multi-family loans are generally considered to involve a greater degree of credit risk as compared to other types of credits, we believe that the multi-family loans we produce involve a more modest degree of risk. The multi-family loans we originate are typically collateralized by buildings with a preponderance of rent-regulated apartments and therefore tend to be stable and fully occupied. Because the buildings securing the loans are generally well maintained, and the rents are typically below market, occupancy levels remain more or less constant, even during times of economic adversity.

Commercial Real Estate Loans

Commercial real estate (“CRE”) loans accounted for $4.3 billion, or 19.8%, of total loans at the close of the current third quarter, and were up $167.9 million and $432.5 million, respectively, over the three- and nine-month periods. The increase was due to a rise in organic loan production, with nine-month originations growing $501.3 million year-over-year to $806.9 million, including a $130.7 million increase in third-quarter CRE loan production to $243.6 million. At September 30, 2008, the average CRE loan had a principal balance of $2.4 million and the CRE loan portfolio had an average LTV of 55.4%.

We structure our CRE loans along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is typically tied to the five-year CMT plus a spread. For years six through ten, the borrower has the option of selecting an annually adjustable rate that is 275 basis points above the prime rate of interest, or a fixed rate that is 325 basis points above the five-year CMT at the time of repricing. The latter option also requires the payment of a fee equal to one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

CRE loans that refinance within the first five years of origination are subject to an established prepayment penalty schedule, identical to the schedule in place for our multi-family loans. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the amount to be prepaid. Our CRE loans tend to refinance within three to four years of origination; thus, the expected weighted average life of the portfolio was 3.3 years at September 30, 2008.

Construction Loans

In contrast to the increases in multi-family and CRE loans outstanding, the balance of construction loans continued to decline in the third quarter of 2008. Construction loans represented $846.8 million, or 3.9%, of total loans at the end of September, a $60.1 million reduction from the June 30, 2008 balance and a $292.1 million reduction from the balance at December 31, 2007.

In the interest of reducing our exposure to credit risk at a time when real estate values have been declining, we have been limiting our production of construction loans. Construction loan originations totaled $48.1 million in the current third quarter, and were down from $96.0 million and $83.0 million, respectively, in the trailing and year-earlier three months. The $48.1 million included $23.3 million of previously committed advances, with the remainder representing new construction loans to long-time borrowers who have had a solid repayment history with the Company.

At September 30, 2008, 94.5% of our construction loans were secured by properties in the Metro New York region. The loans that we have originated outside our immediate market have generally been made to developers and builders with whom we have had successful lending relationships within our local marketplace.

The construction loans we originate are primarily used for land acquisition, development, and construction of multi-family and residential tract projects and, to a lesser extent, for the construction of owner-occupied one- to four-family homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the life of the loan. At September 30, 2008, 60.5% of the loans in our portfolio were for land acquisition and development; the remaining 39.5% consisted of loans that were provided for the construction of homes and commercial properties.

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

One- to Four-Family Loans

One- to four-family loans represented $270.2 million, or 1.3%, of total loans at the close of the current third quarter, and were down $9.6 million and $110.6 million, respectively, from the June 30, 2008 and December 31, 2007 amounts. While the three-month decline largely reflects repayments, the nine-month decline largely reflects the first quarter 2008 securitization of one- to four-family loans totaling $71.3 million. In addition, while we do originate one- to four-family loans as a customer service, we do not retain the loans we produce. Rather, one- to four-family loans are originated on a pass-through basis and sold without recourse to a third-party conduit shortly after they close.

Other Loans

Other loans represented $958.7 million, or 4.5%, of outstanding loans at the end of September, signifying a three-month increase of $33.4 million and a nine-month reduction of $6.5 million. The nine-month decline reflects the sale of auto loans totaling $25.9 million in the first quarter of 2008.

Commercial and industrial (“C&I”) loans accounted for $786.1 million of other loans at the end of September, and were up $48.3 million and $80.3 million, respectively, over the three and nine-month periods. The growth of the portfolio reflects nine-month originations of $881.4 million, including originations of $283.8 million in the third quarter of this year. In the nine months ended September 30, 2007, C&I loan originations totaled $820.7 million and included third quarter originations of $253.1 million.

A broad range of C&I loans, both collateralized and unsecured, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is generally tied to LIBOR or the prime rate of interest.

Asset Quality

Notwithstanding the unprecedented turmoil in the financial markets in the current third quarter, the quality of our assets held up well. Net charge-offs totaled $1.1 million in the quarter, as compared to $1.2 million in the trailing quarter and to $151,000 in the year-earlier three months. The respective amounts were equivalent to 0.005%, 0.006%, and 0.001% of average loans in the corresponding periods. Included in the third quarter 2008 amount was a single unsecured C&I loan of $834,000 that had been originated by one of the banks we acquired in 2007.

Largely reflecting the migration of loans that had been 30 to 89 days delinquent at the close of the second quarter to non-performing status, non-performing loans rose to $61.4 million at the end of September, and represented 0.29% of total loans. At June 30, 2008 and December 31, 2007, non-performing loans totaled $32.1 million and $22.2 million, representing 0.15% and 0.11% of total loans at the respective dates.

While non-performing loans rose $29.3 million over the course of the quarter, the amount of loans that had been 30 to 89 days delinquent declined by $41.4 million to $51.4 million over the same three-month period. The following table presents the migration of loans 30 to 89 days delinquent to non-performing status in the nine months ended September 30, 2008:

(in thousands)	At September 30, 2008	At June 30, 2008	At March 31, 2008	At December 31, 2007
30-89 days past due	$ 51,358	$ 92,792	$31,973	$34,301
90+ days past due (non-performing loans)	61,379	32,076	21,913	22,192

Total delinquent loans	$112,737	$124,868	$53,886	$56,493

Other real estate owned totaled $330,000 at the end of September, representing a three-month increase of $53,000 and a nine-month reduction of $328,000. Other real estate owned refers to properties that are acquired by foreclosure, and is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time.

Non-performing assets thus totaled $61.7 million at the close of the current third quarter, as compared to $32.4 million and $22.2 million, respectively, at June 30, 2008 and December 31, 2007. The respective amounts were equivalent to 0.19%, 0.10%, and 0.07% of total assets at the corresponding quarter-ends.

In accordance with our methodology for determining the allowance for loan losses, we recorded a loan loss provision of $400,000 in the current third quarter, increasing the provision for loan losses to $2.1 million for the nine months ended September 30, 2008. Reflecting the third-quarter provision and the aforementioned net charge-offs, the allowance for loan losses totaled $92.1 million at the end of September, as compared to $92.9 million and $92.8 million, respectively, at June 30, 2008 and December 31, 2007. The respective allowances were equivalent to 150.10%, 289.49%, and 418.14% of non-performing loans and to 0.43%, 0.44%, and 0.46% of total loans at the corresponding dates.

The manner in which the allowance for loan losses is established and the assumptions made in that process are considered critical to our financial condition and results of operations. Such assumptions are based on judgments that are difficult, complex, and subjective, regarding various matters of inherent uncertainty. Accordingly, the policies that govern management’s assessment of the allowance for loan losses are considered “Critical Accounting Policies” and are discussed under that heading earlier in this report.

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at September 30, 2008 and December 31, 2007:

(dollars in thousands)	At or For the Nine Months Ended September 30, 2008	At or For the Year Ended December 31, 2007
Allowance for Loan Losses:
Balance at beginning of period	$92,794	$85,389
Provision for loan losses	2,100	—
Allowance acquired in business combinations	—	7,836
Charge-offs	(2,801)	(431)
Recoveries	36	—

Balance at end of period	$92,129	$92,794

Non-performing Assets:
Non-accrual mortgage loans	$51,938	$14,891
Other non-accrual loans	9,441	7,301

Total non-performing loans	61,379	22,192
Other real estate owned	330	658

Total non-performing assets	$61,709	$22,850

Ratios:
Non-performing loans to total loans	0.29%	0.11%
Non-performing assets to total assets	0.19	0.07
Allowance for loan losses to non-performing loans	150.10	418.14
Allowance for loan losses to total loans	0.43	0.46

Securities

Securities represented $6.1 billion, or 18.9%, of total assets at the close of the third quarter, and were up $456.1 million and $343.2 million, respectively, from the balances recorded at June 30, 2008 and December 31, 2007.

Available-for-sale securities represented $1.1 billion, or 18.3%, of total securities at the end of September, and were down $65.4 million and $268.0 million, respectively, over the three- and nine-month periods. Held-to-maturity securities accounted for the remaining $5.0 billion of total securities at the end of September, signifying a three-month increase of $521.5 million and a nine-month increase of $611.2 million. In view of the volatility in the financial markets, we have been limiting our securities investments to government-sponsored enterprise (“GSE”) securities.

Mortgage-related securities represented $858.0 million, or 77.1%, of available-for-sale securities and $3.2 billion, or 64.5%, of held-to-maturity securities at September 30, 2008. Other securities accounted for $255.2 million of available-for-sale securities and for $1.8 billion of held-to-maturity securities at the same date. At September 30, 2008, the respective market values of mortgage-related securities and other securities held to maturity were $3.2 billion and $1.7 billion, representing 98.7% and 97.2% of their respective carrying values.

In the three months ended September 30, 2008, we recorded a $44.2 million loss on the OTTI of certain securities. The OTTI represented the excess of amortized cost over fair value at that date. Management’s decision to recognize this OTTI was based on the significant decline in the market value of these securities, and the unlikelihood of recovering the unrealized losses within a reasonable period of time. Included in the $44.2 million loss were $13.0 million of Lehman Brothers perpetual preferred stock; $22.0 million of Lehman Brothers corporate bonds; $3.7 million of Freddie Mac preferred stock; $3.8 million of capital trust notes, including income notes; and $1.7 million of other equity securities. At September 30, 2008, the Lehman Brothers corporate bonds had a remaining market value of $3.0 million; the other equity securities had a remaining market value of $2.0 million at that date. The unrealized mark-to-market loss on the OTTI securities had previously been reflected as a reduction to stockholders’ equity through accumulated other comprehensive loss.

Reflecting the weakness in the financial markets, we also recorded a loss on the OTTI of certain securities in the second quarter of this year. The second quarter OTTI loss totaled $49.6 million and represented the excess of amortized cost over fair value at that date. As in the third quarter of 2008, management’s decision to recognize this OTTI was based on the significant decline in the market value of these securities, and the unlikelihood of recovering the unrealized losses within a reasonable period of time. Included in the second quarter 2008 OTTI were the Lehman Brothers and Freddie Mac perpetual preferred stock that were subsequently written down to zero in the third quarter of 2008.

The estimated weighted average life of the available-for-sale securities portfolio was 7.2 years at the close of the third quarter, as compared to 6.8 years and 7.5 years, respectively, at June 30, 2008 and December 31, 2007. The estimated weighted average life of available-for-sale mortgage-related securities was 4.9 years at the close of the third quarter, as compared to 4.4 years and 5.2 years, respectively, at the earlier dates.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from the cash flows generated through the repayment of loans and securities; the cash flows generated through the sale of loans and securities; deposits that are acquired in our business combinations or gathered through our branch network, as well as brokered deposits; and the use of borrowed funds, particularly in the form of wholesale borrowings.

Depending on the availability and attractiveness of wholesale funding sources, we have typically refrained from pricing our retail deposits at the higher end of the market in order to contain our funding costs. While we have the capacity to increase deposits through our extensive branch network, we often opt to utilize wholesale funds, including brokered deposits, when such funding is more attractively priced than retail funds. In the third quarter of 2008, we chose to increase our acceptance of brokered deposits rather than raise our rates to irrational levels in order to compete for retail funds.

Deposits totaled $14.2 billion at the close of the third quarter, signifying a three-month increase of $832.0 million and a nine-month increase of $1.0 billion. Certificates of deposit (“CDs”) totaled $7.0 billion at the end of September and were up $834.5 million and $104.5 million, respectively, from the balances recorded at June 30th and December 31st. Included in the September 30, 2008 amount were brokered CDs of $1.6 billion, signifying a three-month increase of $1.1 billion and a $972.0 million increase from the year-end 2007 amount.

Core deposits (defined as all deposits other than CDs) represented $7.2 billion, or 50.5%, of the September 30, 2008 total, and were down $2.5 million from the June 30, 2008 balance and up $924.8 million from the balance recorded at December 31st.

The three-month decrease in core deposits was primarily due to a $99.3 million decline in savings accounts to $2.7 billion combined with a $92.2 million decline in non-interest-bearing accounts to $1.1 billion. These declines were partially offset by a $189.0 million increase in NOW and money market accounts to $3.3 billion, reflecting a $381.2 million increase in brokered money market accounts to $995.0 million.

The nine-month increase in core deposits largely reflects an $881.6 million rise in NOW and money market accounts and a $176.8 million increase in the balance of savings accounts. These increases were partly offset by a $133.6 million reduction in non-interest-bearing accounts. The nine-month increase in NOW and money market accounts largely reflects a $992.0 million increase in brokered money market accounts.

At September 30, 2008, borrowed funds totaled $13.3 billion, representing a three-month increase of $199.7 million and a nine-month increase of $403.8 million. Wholesale borrowings accounted for $12.7 billion of the September 30, 2008 total, and were up $199.8 million and $456.6 million, respectively, from the June 30, 2008 and December 31, 2007 amounts. Our primary source of wholesale borrowings is the Federal Home Loan Bank of New York (the “FHLB-NY”). At September 30, 2008, FHLB-NY advances and repurchase agreements totaled $8.8 billion as compared to $8.4 billion at both June 30, 2008 and December 31, 2007. Junior subordinated debentures totaled $484.3 million at the close of the third quarter, comparable to the balances recorded at the earlier dates. Other borrowings totaled $185.0 million at the end of September, comparable to the June 30th balance, and down $52.2 million from the balance recorded at year-end 2007. In the first quarter of 2008, we repurchased certain preferred stock of our subsidiaries, which contributed to the nine-month decline in other borrowed funds.

Loan repayments generated cash flows of $862.2 million in the current third quarter, bringing the nine-month total to $3.3 billion. Securities generated cash flows of $159.0 million in the quarter, bringing the nine-month total to $1.8 billion. The cash flows from each of these sources were primarily invested in organic loan production and, to a lesser extent, in GSE securities.

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

To manage our interest rate risk in the third quarter of 2008, we engaged in the following strategies: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to utilize the cash flows from loan and securities repayments to fund our loan production as well as our investments in GSE securities; (3) We continued to capitalize on the decline in the federal funds rate to reduce our retail funding costs; and (4) We utilized wholesale funding sources, including brokered deposits, to support our loan production when such funding presented an attractively priced alternative to retail funds.

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

At September 30, 2008, our one-year gap was a negative 1.05% as compared to a positive 1.36% at June 30, 2008 and a positive 3.37% at December 31, 2007. The movements in our one-year gap were attributable to an increase in short-term borrowings and wholesale deposits over the three- and nine-month periods.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008 that, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual term of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2008 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 18% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and a rate of 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual loan prepayment and deposit withdrawal activity in future periods.

Interest Rate Sensitivity Analysis

	At September 30, 2008
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,243,986	$4,580,826	$8,478,482	$4,433,280	$ 590,292	$ 123,564	$21,450,430
Mortgage-related securities (2)(3)	234,292	442,592	945,087	724,641	1,228,767	489,862	4,065,241
Other securities (2)	670,311	46,222	330,125	757,247	567,393	88,304	2,459,602
Money market investments	44,863	—	—	—	—	—	44,863

Total interest-earning assets	4,193,452	5,069,640	9,753,694	5,915,168	2,386,452	701,730	28,020,136

INTEREST-BEARING LIABILITIES:
Savings accounts	344,800	89,097	220,071	198,614	1,022,720	815,730	2,691,032
NOW and Super NOW accounts	11,839	35,516	87,725	79,172	407,681	325,170	947,103
Money market accounts	1,064,774	209,436	402,118	257,355	443,223	14,297	2,391,203
Certificates of deposit	1,584,598	4,361,076	813,624	190,850	67,348	—	7,017,496
Borrowed funds	1,897,161	932	2,969,958	1,100,023	6,988,736	362,676	13,319,486

Total interest-bearing liabilities	4,903,172	4,696,057	4,493,496	1,826,014	8,929,708	1,517,873	26,366,320

Interest rate sensitivity gap per period (4)	$ (709,720)	$ 373,583	$5,260,198	$4,089,154	$(6,543,256)	$ (816,143)	$ 1,653,816

Cumulative interest sensitivity gap	$ (709,720)	$ (336,137)	$4,924,061	$9,013,215	$ 2,469,959	$1,653,816

Cumulative interest sensitivity gap as a percentage of total assets	(2.21)%	(1.05)%	15.32%	28.04%	7.69%	5.15%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	85.53%	96.50%	134.94%	156.62%	109.94%	106.27%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at September 30, 2008, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Changes in Interest Rates (in basis points) (1)	Estimated Percentage Change in Net Portfolio Value
+ 200 over one year	(16.15)%
+ 100 over one year	(7.79)
- 100 over one year	(1.16)
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

Based on the information and assumptions in effect at September 30, 2008, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Changes in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+ 200 over one year	(3.14)%
+ 100 over one year	(0.98)
- 100 over one year	(0.34)
(1) In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.
(2) The impact of a 200-basis point reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Our most liquid assets are cash and cash equivalents, which totaled $276.4 million at September 30, 2008, as compared to $280.1 million at June 30, 2008 and $335.7 million at December 31, 2007. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $1.1 billion at the close of the third quarter, as compared to $1.2 billion and $1.4 billion, respectively, at the earlier period-ends.

In the first nine months of 2008, our loan and securities portfolios continued to be significant sources of liquidity, with loan repayments generating cash flows of $3.3 billion and the securities portfolio generating cash flows of $1.8 billion during this time. Included in these amounts were third quarter cash flows of $862.2 million and $159.0 million, respectively.

Additional liquidity stemmed from the deposits we gathered through our 216 branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

Our primary investing activity is loan production, and in the first nine months of 2008, the volume of loans originated exceeded the volume of loan repayments received. In the nine months ended September 30, 2008, the net cash used in investing activities totaled $1.6 billion. During this time, our financing activities provided net cash of $1.6 billion, partially reflecting the aforementioned increase in deposits. In addition, our operating activities used net cash of $38.5 million in the first nine months of this year.

CDs due to mature in one year or less from September 30, 2008 totaled $5.9 billion, representing 84.7% of total CDs at that date. While our ability to retain and attract CDs depends on various factors, including the competitiveness of the terms and interest rates we offer, our desire to retain and attract CDs depends on our need for such funding, and the availability and attractiveness of other sources of funds.

Off-balance Sheet Arrangements and Contractual Commitments

At September 30, 2008, we had outstanding loan commitments of $1.3 billion and outstanding letters of credit totaling $77.1 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the third quarter were comparable to the amounts at December 31, 2007, as disclosed in our 2007 Annual Report on Form 10-K.

Capital Position

Stockholders’ equity totaled $4.3 billion at the end of September, down $26.0 million from the June 30, 2008 balance and up $80.9 million from the balance recorded at December 31, 2007. The September 30, 2008 and June 30, 2008 balances reflect the issuance of 17,871,000 shares of common stock in the second quarter, which generated net proceeds of $339.2 million. The net proceeds served to mitigate the impact on stockholders’ equity of the debt repositioning charge recorded in the second quarter, as well as cash dividends paid of $247.7 million over the nine-month period.

At September 30, 2008, stockholders’ equity equaled 13.26% of total assets; the June 30th and December 31st balances represented 13.80% and 13.68% of total assets, respectively. In addition, the respective balances were equivalent to book values per share of $12.41, $12.51, and $12.95, based on 343,467,420; 342,849,645; and 322,834,839 shares at the respective quarter-ends.

We calculate book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date. The number of unallocated ESOP shares at September 30, 2008, June 30, 2008, and December 31, 2007 was 717,927; 804,551; and 977,800, respectively. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No.  128, “Earnings per Share.”

Excluding goodwill of $2.4 billion and CDI of $93.5 million, we reported tangible stockholders’ equity of $1.7 billion at September 30, 2008. The latter balance was equivalent to 5.85% of tangible assets and a tangible book value of $5.05 per share. Excluding after-tax net unrealized losses on securities in the amount of $19.2 million, our adjusted tangible stockholders’ equity was equivalent to 5.92% of adjusted tangible assets at September 30, 2008.

By comparison, tangible stockholders’ equity totaled $1.8 billion and $1.6 billion, respectively, at June 30, 2008 and December 31, 2007, equivalent to 6.14% and 5.83%, respectively, of tangible assets and tangible book values of $5.11 and $5.06 per share. Excluding after-tax net unrealized losses on securities of $10.9 million and $14.8 million, the ratios of adjusted tangible stockholders’ equity to adjusted tangible assets were 6.18% and 5.88% at June 30, 2008 and December 31, 2007, respectively. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures that are provided earlier in this report.)

The linked-quarter decline in tangible stockholders’ equity was partly attributable to the aforementioned OTTI charge and the $8.4 million increase in after-tax net unrealized securities losses. The nine-month increase in tangible stockholders’ equity reflects the benefit of the proceeds from the aforementioned common stock offering.

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at September 30, 2008. On a consolidated basis, our leverage capital equaled $2.4 billion, representing 8.19% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $2.4 billion and $2.5 billion, representing 11.92% and 12.38%, respectively, of risk-weighted assets. At December 31, 2007, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $2.3 billion, $2.3 billion, and $2.4 billion, representing 8.32% of adjusted average assets, 12.10% of risk-weighted assets, and 12.58% of risk-weighted assets, respectively.

In addition, as of September 30, 2008, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2008 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At September 30, 2008
(dollars in thousands)	Leverage Capital		Risk-based Capital
			Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,363,292	8.19%	$2,363,292	11.92%	$2,455,421	12.38%
Regulatory capital requirement	1,153,801	4.00	793,083	4.00	1,586,166	8.00

Excess	$1,209,491	4.19%	$1,570,209	7.92%	$ 869,255	4.38%

Regulatory Capital Analysis (the Community Bank)

(dollars in thousands)	At September 30, 2008
	Leverage Capital		Risk-based Capital
			Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,021,362	7.49%	$2,021,362	11.17%	$2,106,471	11.64%
Regulatory capital requirement	1,078,880	4.00	723,953	4.00	1,447,907	8.00

Excess	$ 942,482	3.49%	$1,297,409	7.17%	$ 658,564	3.64%

Regulatory Capital Analysis (the Commercial Bank)

(dollars in thousands)	At September 30, 2008
	Leverage Capital		Risk-based Capital
			Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$271,010	11.20%	$271,010	14.69%	$278,045	15.07%
Regulatory capital requirement	96,756	4.00	73,797	4.00	147,594	8.00

Excess	$174,254	7.20%	$197,213	10.69%	$130,451	7.07%

Earnings Summary for the Three Months Ended September 30, 2008

In preparing the financial statements for the current third quarter, we determined to record a pre-tax charge of $44.2 million for the OTTI of our investments in Lehman Brothers and Freddie Mac, together with our investments in certain pooled trust preferred and other equity securities. The non-cash OTTI charge was equivalent to $26.7 million, or $0.08 per diluted share, on an after-tax basis, and reduced our GAAP earnings for the quarter to $58.1 million, or $0.17 per diluted share.

Our third quarter 2008 earnings also reflect a linked-quarter and year-over-year increase in net interest income, which was driven by increased loan production and lower funding costs. The reduction in our cost of funds was partially attributable to the repositioning of our debt in the trailing quarter, when we took steps to enhance our net interest margin and our earnings by prepaying $4.0 billion of higher-cost wholesale and other borrowings and replacing these funds with $3.8 billion of lower-cost wholesale borrowings.

In connection with this strategy, we recorded a pre-tax debt repositioning charge of $325.0 million in the second quarter of 2008. While $285.4 million of this charge was recorded in non-interest expense, the remaining $39.6 million was recorded in interest expense in accordance with Emerging Issues Task Force (“EITF”) Issue No.  96-19. We also recorded a pre-tax OTTI charge of $49.6 million in our second quarter 2008 non-interest income, and a $3.4 million pre-tax litigation settlement charge in our operating expenses during the same period. The respective charges were equivalent to $199.2 million, $29.8 million, and $2.3 million on an after-tax basis, and to $0.60, $0.09, and $0.01, respectively, per diluted share. Reflecting the combined after-tax impact of these charges, the Company recorded a GAAP loss of $154.8 million, or $0.47 per diluted share, in the second quarter of 2008.

In the third quarter of 2007, our GAAP earnings were increased by a pre-tax gain of $64.9 million on the sale of our Commercial Bank headquarters building in Manhattan. The gain was recorded as non-interest income and, on an after-tax basis, was equivalent to $44.8 million, or $0.14 per diluted share. The benefit of this gain was tempered by a pre-tax loss on the sale of securities in the amount of $7.3 million, which was equivalent to $5.1 million, or $0.02 per diluted share, after tax. Reflecting the net impact of these two items, we recorded third quarter 2007 GAAP earnings of $110.9 million, or $0.35 per diluted share.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate as it deems necessary. In 2007, the federal funds rate was maintained at 5.25% until the third quarter, and was subsequently lowered three times, to 4.25%, by December 11th of that year. In the first nine months of 2008, the federal funds rate was reduced 225 basis points in an effort to jump start growth in the wake of the growing economic crisis. In October, the federal funds rate was reduced 100 basis points to 1%, the lowest level in five years.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. As previously indicated, the pricing of our multi-family and CRE loans is generally based on the five-year CMT plus a spread, with the interest rate fixed at the date of origination for the first five years of the loan. The yields on the multi-family and CRE loans originated during the third quarter of this year exceeded the average five-year CMT by 275 basis points on average, as compared to an average of 257 basis points in the trailing three-month period. The five-year CMT averaged 3.11% in the current third quarter and 3.16% in the second quarter of this year.

The level of net interest income we record is also significantly influenced by the level of prepayment penalty income recorded, primarily in connection with the prepayment of multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in the level of our net interest margin and interest rate spread. Refinancing activity slowed substantially in the current third quarter, largely in reaction to the mounting economic uncertainty in our marketplace. As a result, prepayment penalty income declined by $4.2 million and $13.1 million, respectively, from the trailing quarter and year-earlier levels to $3.9 million in the three months ended September 30, 2008.

While the level of net interest income recorded in the current third quarter was reduced by the decline in prepayment penalty income, the impact was exceeded by the benefits of significant loan growth and a meaningful decline in funding costs.

Year-over-year Comparison

We recorded net interest income of $181.9 million in the current third quarter, a $27.0 million, or 17.5%, increase from the year-earlier third quarter amount. The year-over-year increase was driven by a $25.9 million reduction in interest expense to $216.5 million and supported by a $1.2 million increase in interest income to $398.4 million.

The reduction in interest expense was largely attributable to a decline in funding costs stemming from the reduction in the federal funds rate, and from the replacement of $4.0 billion of higher-cost borrowed funds with $3.8 billion of lower-cost wholesale borrowings (the aforementioned debt repositioning) in the second quarter of this year.

As a result of these factors, the average cost of interest-bearing deposits declined 84 basis points year-over-year, to 2.66%, and the average cost of borrowed funds fell 35 basis points, to 4.07%. These reductions more than offset a $455.0 million increase in the average balance of interest-bearing deposits to $12.9 billion and an $831.3 million increase in the average balance of borrowed funds to $12.7 billion, respectively. The net effect was a $23.4 million reduction in the interest expense produced by interest-bearing deposits to $86.4 million and a $2.4 million reduction in the interest expense produced by borrowed funds to $130.1 million. Consequently, the interest expense produced by interest-bearing liabilities declined $25.9 million year-over-year to $216.5 million, as a $1.3 billion increase in the average balance to $25.6 billion was more than offset by a 59-basis point decline in the average cost to 3.36%.

The year-over-year increase in interest income was the net effect of a $1.3 billion rise in average interest-earning assets to $27.2 billion and a 26-basis point reduction in the average yield to 5.85%. While the higher balance was largely attributable to increased loan production, the reduction in yield was primarily due to the aforementioned decline in income from prepayment penalties. Thus, while the average balance of loans rose $2.1 billion year-over-year to $21.0 billion, the average yield on such assets fell 35 basis points to 6.02%. The net effect of the lower yield and the increased average balance was a $14.1 million increase in the income produced by loans to $316.8 million.

In addition, the average balance of securities rose $178.6 million year-over-year, to $6.2 billion, while the average yield on such assets fell 19 basis points to 5.28%. As a result, the interest income produced by securities in the current third quarter declined by $366,000 to $81.5 million year-over-year.

Linked-quarter Comparison

In the third quarter of 2008, our net interest income was $51.3 million higher than the trailing-quarter level, the net effect of a $5.1 million increase in interest income and a $46.2 million reduction in interest expense. The linked-quarter comparison was distorted by the $39.6 million debt repositioning charge recorded in interest expense in the second quarter. The charge increased our interest expense to $262.8 million and reduced our net interest income to $130.6 million in the three months ended June 30, 2008.

In addition, the level of net interest income recorded in the current third quarter was impacted by a $4.2 million decline in prepayment penalty income from the trailing-quarter amount.

Aside from these factors, the linked-quarter growth of our net interest income reflected a continuation of the favorable trends we saw in the first two quarters of the year: an increase in the average balance of interest-earning assets coupled with a substantial decline in our funding costs.

Specifically, the $5.1 million linked-quarter increase in interest income was driven by a $545.9 million rise in the average balance of interest-earning assets and tempered by a five-basis point decline in the average yield. Largely reflecting the volume of loans originated, the interest income generated by loans rose $6.4 million in the current third quarter, the net effect of a $554.9 million increase in the average balance and a five-basis point decline in the average yield. The lower yield was attributable to the decline in prepayment penalty income over the three months ended September 30, 2008.

The linked-quarter increase in interest income was tempered by a $1.1 million decline in the interest income produced by securities, as a $15.3 million rise in the average balance was offset by a nine-basis point reduction in the average yield.

While the average balance of interest-bearing liabilities rose $646.5 million in the current third quarter, the average cost of funds fell by 87 basis points during this time. The repositioning charge accounted for 64 basis points of the latter decline.

Similarly, the average balance of borrowed funds fell $83.8 million over the course of the current third quarter, coupled with a 152-basis point decline in the average cost. The debt repositioning charge accounted for 125 basis points of the linked-quarter reduction in the average cost of borrowed funds. Reflecting the $39.6 million debt repositioning charge, the interest expense produced by borrowed funds declined by $47.9 million over the course of the quarter, contributing to a $46.2 million linked-quarter reduction in the interest expense produced by total interest-bearing liabilities.

The interest expense produced by interest-bearing deposits rose $1.6 million on a linked-quarter basis, as a $730.3 million increase in the average balance outweighed the benefit of a 14-basis point decline in the average cost of such funds. CDs accounted for $1.5 million of the increase in interest expense provided by total interest-bearing deposits, as the average balance of CDs rose $537.1 million to $6.9 billion, offsetting the benefit of a 27-basis point decline in the average cost to 3.86%. In addition, the interest expense produced by NOW and money market accounts rose $202,000 during the quarter, the net effect of a $128.6 million rise in the average balance to $3.1 billion and a seven-basis point decline in the average cost to 1.69%. The linked-quarter increases in the interest expense produced by CDs and NOW and money market accounts was somewhat tempered by a $52,000 reduction in the interest expense produced by savings accounts. The latter decline was the net effect of a $147.2 million increase in the average balance of such deposits and a six-basis point reduction in the average cost of such funds.

Net Interest Margin

Partly reflecting the benefit of the debt repositioning that took place in the second quarter, our net interest margin rose to 2.68% in the current third quarter from 2.41% in the third quarter of 2007. The 27-basis point increase was also due to the substantial decline in the average cost of interest-bearing deposits, as the FOMC reduced the federal funds rate, and to the $1.3 billion increase in the average balance of interest-earning assets, as the volume of loan production rose.

Prepayment penalty income added five basis points to the margin in the current third quarter and 13 and 26 basis points, respectively, to the margins recorded in the trailing and year-earlier three months.

Our net interest margin also rose 74 basis points on a linked-quarter basis from 1.94% in the three months ended June 30, 2008. The latter measure was reduced by the 60-basis point impact of the $39.6 million debt repositioning charge.

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

Net Interest Income Analysis (Year-over-Year Comparison)

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$21,032,989	$316,780	6.02%	$18,979,750	$302,665	6.37%
Securities (2)(3)	6,166,138	81,467	5.28	5,987,562	81,833	5.47
Money market investments	39,803	152	1.52	989,423	12,726	5.10

Total interest-earning assets	27,238,930	398,399	5.85	25,956,735	397,224	6.11
Non-interest-earning assets	4,046,868			3,859,546

Total assets	$31,285,798			$29,816,281

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 3,139,091	$ 13,346	1.69%	$ 3,064,306	$ 24,067	3.12%
Savings accounts	2,745,852	5,789	0.84	2,534,661	7,195	1.13
Certificates of deposit	6,938,374	67,274	3.86	6,772,774	78,589	4.60
Mortgagors’ escrow	103,054	25	0.10	99,653	26	0.10

Total interest-bearing deposits	12,926,371	86,434	2.66	12,471,394	109,877	3.50
Borrowed funds	12,722,990	130,086	4.07	11,891,671	132,495	4.42

Total interest-bearing liabilities	25,649,361	216,520	3.36	24,363,065	242,372	3.95
Non-interest-bearing deposits	1,167,962			1,219,793
Other liabilities	249,507			282,208

Total liabilities	27,066,830			25,865,066
Stockholders’ equity	4,218,968			3,951,215

Total liabilities and stockholders’ equity	$31,285,798			$29,816,281

Net interest income/interest rate spread		$181,879	2.49%		$154,852	2.16%

Net interest-earning assets/net interest margin	$ 1,589,569		2.68%	$ 1,593,670		2.41%

Ratio of interest-earning assets to interest-bearing liabilities			1.06x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

In the following table, the following line items in the net interest income analysis for the three months ended June 30, 2008 reflect the impact of the $39.6 million debt repositioning charge recorded during that quarter: the average cost of borrowed funds and the average cost of interest-bearing liabilities; the interest expense produced by borrowed funds and the interest expense produced by interest-bearing liabilities; net interest income; interest rate spread; and net interest margin.

Net Interest Income Analysis (Linked-quarter Comparison)

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	September 30, 2008			June 30, 2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net(1)	$21,032,989	$316,780	6.02%	$20,478,132	$310,396	6.07%
Securities(2)(3)	6,166,138	81,467	5.28	6,150,862	82,533	5.37
Money market investments	39,803	152	1.52	64,058	371	2.33

Total interest-earning assets	27,238,930	398,399	5.85	26,693,052	393,300	5.90
Non-interest-earning assets	4,046,868			3,871,259

Total assets	$31,285,798			$30,564,311

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 3,139,091	$ 13,346	1.69%	$ 3,010,497	$ 13,144	1.76%
Savings accounts	2,745,852	5,789	0.84	2,598,621	5,841	0.90
Certificates of deposit	6,938,374	67,274	3.86	6,401,287	65,799	4.13
Mortgagors’ escrow	103,054	25	0.10	185,626	28	0.06

Total interest-bearing deposits	12,926,371	86,434	2.66	12,196,031	84,812	2.80
Borrowed funds	12,722,990	130,086	4.07	12,806,797	177,938	5.59

Total interest-bearing liabilities	25,649,361	216,520	3.36	25,002,828	262,750	4.23
Non-interest-bearing deposits	1,167,962			1,227,850
Other liabilities	249,507			136,340

Total liabilities	27,066,830			26,367,018
Stockholders’ equity	4,218,968			4,197,293

Total liabilities and stockholders’ equity	$31,285,798			$30,564,311

Net interest income/interest rate spread		$181,879	2.49%		$130,550	1.67%

Net interest-earning assets/net interest margin	$ 1,589,569		2.68%	$ 1,690,224		1.94%

Ratio of interest-earning assets to interest-bearing liabilities			1.06 x			1.07 x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

As a result of management’s assessment, loan loss provisions of $400,000 and $1.7 million were recorded in the three months ended September 30 and June 30, 2008, respectively, and no loan loss provision was recorded during the three months ended September 30, 2007. Net charge-offs totaled $1.1 million and represented 0.005% of average loans in the current third quarter, as compared to $1.2 million, representing 0.006% of average loans, in the trailing quarter and $151,000, representing 0.001% of average loans, in the year-earlier three months. Included in third quarter 2008 net charge-offs was an unsecured C&I loan of $834,000 that was acquired in connection with one of our merger transactions in the prior year.

Reflecting the provision for loan losses and the net charge-offs recorded during the quarter, the allowance for loan losses declined to $92.1 million at the end of September from $92.9 million and $92.8 million, respectively, at June 30, 2008 and December 31, 2007. The September 30, 2008 amount represented 0.43% of total loans and 150.1% of non-performing loans at that date.

Both management and the Board of Directors monitor the loan loss allowance on a regular basis and believe that the balance at September 30, 2008 represents the best estimate of losses inherent in the portfolio, given the nature of our lending niche and the standards we follow in underwriting our multi-family and CRE loans.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the discussion of asset quality in the balance sheet summary.

Non-interest (Loss) Income

Non-interest income generally consists of three components: fee income (comprised primarily of fees related to retail deposits); income generated by our investment in Bank-owned Life Insurance (“BOLI”); and other income, which primarily includes the revenues produced through the sale of third-party investment products and the revenues generated by our subsidiary investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

In the third quarter of 2008, these components produced combined revenues of $24.8 million, as compared to $26.4 million and $26.9 million, respectively, in the trailing and year-earlier three months. Fee income totaled $10.4 million in the current third quarter, representing a three-month increase of $192,000 and a year-over-year reduction of $222,000. The linked-quarter increase was offset by a $113,000 reduction in BOLI income, to $7.0 million, and by a $1.6 million reduction in other income to $7.4 million. The year-over-year reduction in fee income was coupled with a $1.8 million decline in other income, which more than offset a $22,000 increase in BOLI revenues.

The linked-quarter and year-over-year declines in other income were indicative of the turmoil in the financial markets. As investor concerns about the economy and declining market values increased, the revenues generated by PBC and from the sale of third-party investment products declined.

In the third and second quarters of 2008, the revenues produced by these primary sources of non-interest income were exceeded by the aforementioned OTTI charges of $44.2 million and $49.6 million on certain securities. Reflecting the impact of the respective charges, we recorded a non-interest loss of $19.3 million in the current third quarter and of $22.7 million in the second quarter of this year. Also reflected in the second quarter 2008 amount were net gains on the sale of securities of $568,000.

In the three months ended September 30, 2007, we recorded non-interest income of $84.4 million, which included a gain of $64.9 million on the sale of our former Commercial Bank headquarters in Manhattan’s Herald Square. The benefit of this gain was partly offset by a net loss on the sale of securities in the amount of $7.3 million in connection with a post-merger repositioning of our balance sheet.

The following table summarizes the components of non-interest (loss) income for the three months ended September 30, 2008, June 30, 2008, and September 30, 2007:

	For the Three Months Ended
(in thousands)	September 30, 2008	June 30, 2008	September 30, 2007
Fee income	$ 10,402	$ 10,210	$10,624
BOLI income	7,021	7,134	6,999
Net gain (loss) on sale of securities	—	568	(7,307)
Gain on sale of bank-owned property	—	—	64,879
Loss on other-than-temporary impairment of securities	(44,160)	(49,595)	—
Other income:
PBC	3,211	3,881	3,820
Third-party investment product sales	3,375	3,515	2,268
Gain on sale of 1-4 family and other loans	84	88	174
Other	735	1,540	2,985

Total other income	7,405	9,024	9,247

Total non-interest (loss) income	$(19,332)	$(22,659)	$84,442

Non-interest Expense

Non-interest expense generally consists of two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

Operating expenses totaled $78.6 million in the third quarter of 2008, reflecting a linked-quarter reduction of $3.9 million and a $5.8 million increase year-over-year. The linked-quarter decline was attributable to a $571,000 reduction in compensation and benefits expense to $42.8 million and a $3.7 million reduction in G&A expense to $18.2 million. In the second quarter of 2008, the Company’s G&A expense was increased by the aforementioned $3.4 million litigation settlement charge. The linked-quarter reductions in compensation and benefits expense and G&A expense were somewhat tempered by a $373,000 increase in occupancy and equipment expense to $17.6 million over the three-month period.

The year-over-year increase in operating expenses was driven by a $2.2 million rise in compensation and benefits expense, an $846,000 rise in occupancy and equipment expense, and a $2.8 million rise in G&A expense. These increases were primarily due to the acquisition of Synergy Financial Group, Inc. (“Synergy”) in the fourth quarter of 2007 and the related expansion of our branch network and staff.

The amortization of CDI totaled $5.8 million in the current third quarter, down $64,000 and $98,000, respectively, from the trailing and year-earlier three-month amounts.

Non-interest expense thus totaled $84.3 million and $78.7 million, respectively, in the three months ended September 30, 2008 and 2007. While operating expenses and CDI amortization totaled $88.3 million in the second quarter of 2008, the aforementioned debt repositioning charge of $285.4 million increased our non-interest expense to $373.7 million in the three months ended June 30, 2008.

In October 2008, the FDIC issued a proposal to raise the deposit insurance premiums paid by financial institutions by seven basis points, beginning on January 1, 2009. As a result, the initial base insurance premium rate for each of the Banks would fall into a range of ten to 14 basis points. In addition, the FDIC has proposed a modification that would increase deposit insurance premium rates for those institutions whose secured borrowings exceeded 15% of domestic deposits, beginning on April 1, 2009. Based on the Banks’ secured borrowings as September 30, 2008, this modification would be expected to result in an additional assessment of up to seven basis points.

If the FDIC’s proposed modifications become effective, we anticipate that the deposit insurance premium rates paid by the Banks would significantly increase and that our operating expenses would increase in 2009 and thereafter, as long as the increased premiums are in place.

In addition, our non-interest expense will be increased by the exhaustion of one-time credits provided to the Banks under the FDIC Reform Act of 2005. These credits totaled $8.9 million at December 31, 2007 and are expected to be exhausted in the fourth quarter of 2008.

Income Tax Expense

We recorded income tax expense of $19.7 million in the current third quarter, as compared to $49.7 million in the year-earlier three months. The $44.2 million OTTI charge reduced our third quarter 2008 pre-tax income to $77.8 million and resulted in an effective tax rate of 25.38%. In contrast, the $64.9 million gain on the sale of bank-owned property recorded in the third quarter of 2007 increased our pre-tax income to $160.6 million and resulted in our recording an effective tax rate of 30.96% for that period.

In the second quarter of 2008, we recorded an income tax benefit of $112.7 million, as a result of the $325.0 million debt repositioning charge and the OTTI charge of $49.6 million. These charges were responsible for our recording a pre-tax loss of $267.5 million in the second quarter and resulted in an effective tax rate of 42.14%.

Please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Nine Months Ended September 30, 2008

For the nine months ended September 30, 2008, we recorded a loss of $24.3 million, or $0.07 per basic and diluted share. Our current nine-month earnings were adversely impacted by three charges: the $325.0 million debt repositioning charge recorded in the second quarter; charges of $93.8 million for the OTTI of certain securities in the second and third quarters, combined; and the $3.4 million charge that was recorded in the second quarter in connection with the disposition of litigation that had been initiated in 1983 against CFS Bank, a subsidiary of Haven Bancorp, Inc. which we acquired on November 30, 2000.

The impact of these charges was tempered by two gains that were recorded in our first quarter 2008 non-interest income: a $926,000 pre-tax gain on debt repurchase and a $1.6 million pre-tax gain related to our membership interest in Visa, Inc. On an after-tax basis, these gains combined with the aforementioned charges to reduce our earnings for the nine months ended September 30, 2008 by $254.4 million, or $0.76 per diluted share.

Net Interest Income

In accordance with EITF Issue No.  96-19, $39.6 million of the debt repositioning charge recorded in connection with the prepayment of $700.0 million of wholesale borrowings in the second quarter was recorded in our nine-month 2008 interest expense. The charge resulted in an increase in the following measures during this period: the interest expense produced by borrowed funds; the interest expense produced by interest-bearing liabilities; the average cost of borrowed funds; and the average cost of interest-bearing liabilities. As a result, the following measures were reduced in the current nine-month period: net interest income, interest rate spread, and net interest margin.

Notwithstanding the negative impact of the $39.6 million debt repositioning charge in the second quarter, our net interest income for the nine months ended September 30, 2008 rose $11.8 million from the year-earlier level to $473.9 million. The year-over-year increase was the net effect of a $26.4 million rise in interest income to $1.2 billion and a $14.6 million rise in interest expense to $720.1 million.

Interest income increased $26.4 million year-over-year to $1.2 billion, the net effect of a $1.2 billion rise in the average balance of interest-earning assets to $26.9 billion, and a 13-basis point drop in the average yield to 5.93%. The average balance was boosted by a $1.3 billion increase in average loans to $20.6 billion, together with a $471.8 million increase in the average balance of securities to $6.1 billion. These increases were partially offset by a decline of $580.9 million in the average balance of money market investments to $134.6 million. The reduction in the average yield reflects the impact of a $30.7 million reduction in prepayment penalty income as further discussed below.

Loans produced interest income of $940.2 million in the current nine-month period, representing a $25.6 million increase from the year-earlier amount. The increase was driven by the increase in the average loan balance, which more than offset the impact of a 23-basis point decline in the average yield to 6.09%. The increase in the average balance of loans reflects the volume of loans originated in the current nine-month period, as well as loans acquired in the fourth quarter 2007 acquisition of Synergy. The lower yield reflects the impact of the decline in prepayment penalty income. Prepayment penalties generated $22.4 million in the first nine months of this year, in contrast to $53.1 million in the first nine months of 2007, and added 14 and 37 basis points, respectively, to the average yield on loans in the corresponding periods.

The interest income produced by securities rose $25.1 million year-over-year, to $251.0 million, the result of the aforementioned increase in the average balance and a 13-basis point rise in the average yield on such assets to 5.44%. The interest income produced by money market investments declined $24.3 million to $2.9 million, as the lower balance combined with a 222-basis point decline in the average yield on such assets to 2.86%.

The year-over-year increase in nine-month interest expense was the net effect of a $1.1 billion rise in the average balance of interest-bearing liabilities to $25.2 billion and a 10-basis point decline in the average cost of funds to 3.81%. While the $39.6 million debt repositioning charge added 21 basis points to our average cost of funds in the current nine-month period, its impact was somewhat offset by the decline in short-term interest rates from the year-earlier level and by the related reduction in our retail funding costs during this time.

Interest-bearing deposits generated interest expense of $268.0 million in the first nine months of 2008, representing a year-over-year reduction of $54.7 million. The reduction was the net effect of a $112.4 million increase in the average balance of such funds to $12.4 billion, and a 62-basis point decline in the average cost to 2.88%. The higher average balance was primarily due to a $135.9 million increase in average CDs to $6.8 billion, which more than offset a $122.9 million decline in average NOW and money market accounts to $2.9 billion. The interest expense produced by CDs declined $19.5 million year-over-year to $209.6 million, as the impact of the higher balance was outweighed by a 48-basis point decline in the average cost of such funds to 4.14%. The interest expense produced by NOW and money market accounts declined by $32.6 million year-over-year to $40.7 million, reflecting the lower average balance and a 135-basis point reduction in the average cost of such funds to 1.86%. In addition, the interest expense produced by savings accounts declined $2.6 million to $17.6 million as the impact of a $91.1 million rise in the average balance to $2.6 billion was offset by a 17-basis point decline in the average cost of such funds to 0.90%. Non-interest-bearing accounts averaged $1.2 billion in the first nine months of 2008, signifying a $34.5 million increase year-over-year.

In the first nine months of 2008, the interest expense produced by borrowed funds totaled $452.1 million, signifying a $69.3 million increase from the year-earlier amount. While the increase was partly attributable to a $1.0 billion rise in the average balance to $12.8 billion, it primarily reflected the impact of the $39.6 million debt repositioning charge. The charge added 42 basis points to the cost of borrowed funds in the current nine-month period. As a result, the average cost was 4.72% in the nine months ended September 30, 2008, as compared to 4.35% in the year-earlier nine months.

The debt repositioning charge also had an impact on our nine-month 2008 spread and margin, reducing them by 21 and 19 basis points, respectively, to 2.12% and 2.35%. In the nine months ended September 30, 2007, our spread and margin equaled 2.15% and 2.39%, respectively. Although the strategic debt repositioning resulted in the year-over-year contraction of our nine-month spread and margin, the benefit of the repositioning was reflected in our third quarter 2008 measures and is expected to be reflected in these measures in the quarters ahead.

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

In the net interest income analysis for the nine months ended September 30, 2008 that follows, the following line items reflect the impact of the $39.6 million debt repositioning charge recorded in second quarter 2008 interest expense: the average cost of borrowed funds and the average cost of interest-bearing liabilities; the interest expense produced by borrowed funds and the interest expense produced by interest-bearing liabilities; net interest income; interest rate spread; and net interest margin.

Net Interest Income Analysis

(dollars in thousands)

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$20,586,762	$940,164	6.09%	$19,310,587	$914,601	6.32%
Securities (2) (3)	6,147,587	250,974	5.44	5,675,776	225,840	5.31
Money market investments	134,637	2,885	2.86	715,563	27,193	5.08

Total interest-earning assets	26,868,986	1,194,023	5.93	25,701,926	1,167,634	6.06
Non-interest-earning assets	3,969,577			3,691,006

Total assets	$30,838,563			$29,392,932

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 2,922,880	$ 40,658	1.86%	$ 3,045,754	$ 73,215	3.21%
Savings accounts	2,610,492	17,609	0.90	2,519,384	20,206	1.07
Certificates of deposit	6,770,747	209,647	4.14	6,634,885	229,151	4.62
Mortgagors’ escrow	137,076	79	0.08	128,803	93	0.10

Total interest-bearing deposits	12,441,195	267,993	2.88	12,328,826	322,665	3.50
Borrowed funds	12,799,358	452,142	4.72	11,773,987	382,847	4.35

Total interest-bearing liabilities	25,240,553	720,135	3.81	24,102,813	705,512	3.91
Non-interest-bearing deposits	1,207,334			1,172,809
Other liabilities	215,949			291,347

Total liabilities	26,663,836			25,566,969
Stockholders’ equity	4,174,727			3,825,963

Total liabilities and stockholders’ equity	$30,838,563			$29,392,932

Net interest income/interest rate spread		$473,888	2.12%		$462,122	2.15%

Net interest-earning assets/net interest margin	$ 1,628,433		2.35%	$ 1,599,113		2.39%

Ratio of interest-earning assets to interest-bearing liabilities			1.06x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

Our provision for loan losses totaled $2.1 million in the nine months ended September 30, 2008 and no loan loss provisions were recorded in the year-earlier nine months. For additional information about the provision for loan losses, please see the third quarter 2008 discussion of the loan loss provision and the discussions of the allowance for loan losses and asset quality earlier in this report.

Non-interest (Loss) Income

In the first nine months of 2008, we recorded a non-interest loss of $13.5 million, as compared to non-interest income of $84.6 million in the first nine months of the prior year. Although we recorded losses of $93.8 million and $57.0 million on the OTTI of securities in the nine months ended September 30, 2008 and 2007, respectively, the 2007 charge was exceeded by a $64.9 million gain on the sale of our former Commercial Bank headquarters in Manhattan in the third quarter of that year.

The OTTI charges recorded in the current nine-month period were tempered by a $72,000 increase in fee income to $31.2 million; a $1.5 million increase in BOLI income to $20.9 million; and a $526,000 increase in other income to $26.7 million, when compared to the year-earlier amounts. In the first nine months of 2008, these three components of non-interest income totaled $78.8 million, representing a $2.2 million increase from the year-earlier amount. The growth in other income was primarily due to an increase in revenues from the sale of third-party investment products but also reflects a gain of $1.6 million that was recorded in connection with our membership interest in Visa, Inc.

In addition, we recorded a $926,000 gain on debt repurchase in the current year’s first quarter, as compared to a $1.8 million loss on debt repurchase in the second quarter of last year. However, the $568,000 net gain on the sale of securities recorded in the current nine-month period was exceeded by a $1.9 million net gain on the sale of securities in the year-earlier nine months.

The following table summarizes the components of our non-interest (loss) income for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30,
(in thousands)	2008	2007
Fee income	$ 31,196	$31,124
BOLI	20,900	19,364
Net gain on sale of securities	568	1,888
Gain on sale of bank-owned property	—	64,879
Gain (loss) on debt repurchase	926	(1,848)
Loss on other-than-temporary impairment of securities	(93,755)	(56,958)
Other income:
PBC	10,794	11,156
Third-party investment product sales	9,832	7,130
Gain on sale of 1-4 family and other loans	236	705
Visa-related gain	1,647	—
Other	4,162	7,154

Total other income	26,671	26,145

Total non-interest (loss) income	$(13,494)	$84,594

Non-interest Expense

We recorded non-interest expense of $542.9 million in the current nine-month period, as compared to $237.6 million in the year-earlier nine months. The $305.3 million increase was largely due to the $285.4 million debt repositioning charge recorded in the second quarter; the remainder of the increase reflects a rise in operating expenses and the amortization of CDI.

Operating expenses rose $22.2 million year-over-year, to $240.0 million, the result of an $11.4 million increase in compensation and benefits expense to $129.2 million; a $3.2 million increase in occupancy and equipment expense to $52.5 million; and a $7.5 million increase in G&A expense to $58.2 million. The latter increase was largely attributable to the $3.4 million litigation settlement charge recorded in the second quarter of this year. The increase in operating expenses was primarily due to the acquisition-driven expansion of our branch network in the second half of 2007, and the related increases in staffing and marketing, among other expansion-related costs. In addition, the rise in compensation and benefits expense reflects certain expenses that were incurred in connection with our stock incentive and management incentive compensation plans.

The amortization of CDI increased $930,000 year-over-year to $17.6 million, reflecting the CDI acquired in our 2007 transactions with Doral Bank, FSB and Synergy.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $60.2 million in the current nine-month period, as compared to income tax expense of $97.4 million in the year-earlier nine months. The difference was attributable to the effect on our pre-tax operating results of the $325.0 million debt repositioning charge recorded in the second quarter and the combined OTTI charge of $93.8 million recorded in the second and third quarters of this year. The tax benefit rate applied to these charges is higher than the tax expense rate applied to the balance of pre-tax income earned during the nine months ended September 30, 2008. As a result, we had an effective tax benefit rate of 71.21% relating to the $84.6 million pre-tax net loss we recorded in the current nine-month period.

In contrast, the $64.9 million gain on the sale of bank-owned property recorded in the third quarter of 2007 increased our nine-month 2007 pre-tax income to $309.1 million, and resulted in our recording an effective tax expense rate of 31.51% during that time.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended September 30, 2008, there were no material changes to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2008, the Company allocated $27,808 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: July 1, 2008 through July 31, 2008	855	$17.74	855	1,352,316
Month #2: August 1, 2008 through August 31, 2008	756	16.72	756	1,351,560
Month #3: September 1, 2008 through September 30, 2008	—	—	—	1,351,560

Total	1,611	$17.26	1,611

(1)	All shares were purchased in privately negotiated transactions.
(2)	On February 26, 2004, the Board of Directors authorized the repurchase of five million shares. On April 20, 2004, with 44,816 shares remaining under such authorization, the Board authorized the repurchase of up to an additional five million shares. At September 30, 2008, 1,351,560 shares were still available for repurchase under the April 20, 2004 authorization. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

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

New York Community Bancorp, Inc.
(Registrant)

DATE: November 10, 2008	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer

DATE: November 10, 2008	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President and Chief Financial Officer