Form 10-K
period 2008-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2009-03-02
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Large Accelerated Filer  ☒      Accelerated Filer  ☐     Non-Accelerated Filer  ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the shares of common stock outstanding of the registrant was $5.85 billion, excluding 15,825,408 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2008, $17.84, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 23, 2009 was 344,944,331 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2009 are incorporated by reference into Part III.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	General economic conditions and trends, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	Conditions in the securities and real estate markets or the banking industry;

•	Changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	Changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	Changes in the quality or composition of our loan or securities portfolios;

•	Changes in competitive pressures among financial institutions or from non-financial institutions;

•	Changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	Changes in the demand for our deposit, loan, and investment products and other financial services in the markets we serve;

•	Changes in deposit flows and wholesale borrowing facilities;

•	Changes in our credit ratings or in our ability to access the capital markets;

•	Changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	Our ability to retain key members of management;

•

Changes in legislation, regulation, and policies, including, but not limited to, those pertaining to banking, securities, taxation, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	Changes in accounting principles, policies, practices, or guidelines;

•	Changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board of Governors;

•	Our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	Any interruption in customer service due to circumstances beyond our control;

•	Potential exposure to unknown or contingent liabilities of companies we target for acquisition;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	War or terrorist activities; and

•	Other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

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

	2008	2007	2006	2005	2004
Shares outstanding	344,985,111	323,812,639	295,350,936	269,776,791	265,190,635
Less: Unallocated ESOP shares	(631,303)	(977,800)	(1,460,564)	(2,182,398)	(4,656,851)

Shares used for book value per share computation	344,353,808	322,834,839	293,890,372	267,594,393	260,533,784

BROKERED DEPOSITS

Refers to funds obtained, directly or indirectly, by or through deposit brokers that are then deposited into one or more deposit accounts at a bank.

CHARGE-OFFS

Refers to loan balances that have been written off against the allowance for loan losses.

CORE DEPOSIT INTANGIBLE (“CDI”)

Refers to the intangible asset related to the value of core deposit accounts acquired in a merger or acquisition.

CORE DEPOSITS

All deposits other than certificates of deposit (i.e., NOW and money market accounts, savings accounts, and non-interest-bearing deposits) are collectively referred to as core deposits.

COST OF FUNDS

The interest expense associated with interest-bearing liabilities, typically expressed as a ratio of interest expense to the average balance of interest-bearing liabilities for a given period.

DIVIDEND PAYOUT RATIO

The percentage of our earnings that is paid out to shareholders in the form of dividends. It is determined by dividing the dividend paid per share during a period by our diluted earnings per share during the same period of time.

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

GOODWILL

Refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill is reflected as an asset on the balance sheet and is tested at least annually for impairment.

GOVERNMENT-SPONSORED ENTERPRISES (“GSEs”)

Refers to a group of financial services corporations that were created by the United States Congress to enhance the availability, and reduce the cost, of credit to certain targeted borrowing sectors, including home finance. The GSEs include, but are not limited to, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the twelve Federal Home Loan Banks. On September 7, 2008, the U.S. Government placed Fannie Mae and Freddie Mac into conservatorship.

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

RENT-CONTROL/RENT-STABILIZATION

In New York City, where the vast majority of the properties securing our multi-family loans are located, the amount of rent that tenants may be charged on the apartments in certain buildings is restricted under certain “rent-control” or “rent-stabilization” laws. Rent-control laws apply to apartments in buildings that were constructed prior to February 1947. An apartment is said to be “rent-controlled” if the tenant has been living continuously in the apartment for a period of time beginning prior to July 1971. When a rent-controlled apartment is vacated, it typically becomes “rent-stabilized.” Rent-stabilized apartments are generally located in buildings with six or more units that were built between February 1947 and January 1974. Rent-controlled and -stabilized apartments tend to be more affordable to live in because of the applicable regulations, and buildings with a preponderance of such rent-regulated apartments are therefore less likely to experience vacancies in times of economic adversity.

REPURCHASE AGREEMENTS

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are primarily collateralized by GSE obligations and other mortgage-related securities, and are entered into with either the Federal Home Loan Bank of New York (the “FHLB-NY”) or various brokerage firms.

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

General

With total assets of $32.5 billion at December 31, 2008, we are the 25th largest publicly traded bank holding company in the nation, and operate the nation’s second largest thrift. Reflecting our growth through a series of eight business combinations between 2000 and 2007, we currently have 215 banking offices serving customers in all five boroughs of New York City, Long Island, and Westchester County in New York, and Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties in New Jersey.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

Established in 1859, the Community Bank is a New York State-chartered savings bank with 178 locations that currently operate through six divisional banks. In New York, we serve our customers through Roslyn Savings Bank, with 56 locations on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 34 locations in the New York City borough of Queens; Richmond County Savings Bank, with 22 locations in the borough of Staten Island; and Roosevelt Savings Bank, with eight branches in the borough of Brooklyn. In the Bronx and Westchester County, we currently have four branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our customers through 54 locations, including 35 that operate through our Garden State Community Bank division and 19 that currently operate under the name “Synergy Bank.” The latter branches will commence operations under the Garden State Community Bank name by the end of the second quarter, when we expect to complete the conversion of all 178 of our Community Bank branches to a common core processing system.

In a market that is currently served by 205 banks and savings institutions, we compete for customers by emphasizing convenience and service, and by offering a comprehensive menu of traditional and non-traditional products and services. All but five of our Community Bank branches feature weekend hours, including 45 branches that are located inside supermarkets or drugstores. The combination of traditional and in-store branches enables us to offer 70 to 80 hours a week of in-branch banking in many of the communities we serve. The Community Bank also offers 24-hour banking online and by phone.

The Commercial Bank is a New York State-chartered commercial bank and was established in connection with our acquisition of Long Island Financial Corp. (“Long Island Financial”) on December 30, 2005. Reflecting that acquisition, and our subsequent acquisitions of Atlantic Bank of New York (“Atlantic Bank”) and of Doral Bank, FSB’s New York City-based branch network, we currently serve our Commercial Bank customers through 37 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including 18 that operate under the name “Atlantic Bank.”

The Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, and government agencies with a comprehensive menu of business solutions, including installment loans, revolving lines of credit, and cash management services. In addition to featuring up to 52.5 hours per week of in-branch service, the Commercial Bank offers 24-hour banking online and by phone.

Customers of the Community Bank and the Commercial Bank also have 24-hour access to their accounts through 197 of our 225 ATM locations. In addition, with the conversion of the Commercial Bank to the Community Bank’s core processing system slated for September, our customers will be able to transact their banking business within any branch of the Community or the Commercial Bank.

We also serve our customers through our websites: www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, these websites provide extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of our websites. In addition, our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, typically within minutes of being filed. The websites also provide information regarding our Board of Directors and management team and the number of Company shares held by these insiders, as well as certain Board Committee charters and our corporate governance policies. The content of our websites shall not be deemed to be incorporated by reference into this Annual Report.

Overview

Multi-family Lending: Multi-family loans are our principal asset. At December 31, 2008, our multi-family loans totaled $15.7 billion and represented 70.9% of loans outstanding at that date.

We are a leading producer of multi-family loans in New York City, with an emphasis on loans secured by apartment buildings where the apartments are largely rent-controlled or rent-stabilized. As reported by the Rent Guidelines Board, such rent-regulated apartments represented 52% of New York City’s housing market as recently as 2005.

The loans we produce are typically based on the cash flows produced by the buildings, and are generally made to long-term property owners with a history of growing cash flows over time. The property owners typically use the funds we provide to make improvements to the buildings and the apartments within them, thus increasing the value of the buildings and the amount of rent they may charge. As improvements are made, the building’s rent roll increases, prompting the borrower to seek additional funds by refinancing the loan. Our typical loan has a term of ten years, with a fixed rate of interest in years one through five and a rate that either adjusts annually or is fixed for the five years that follow. However, the vast majority of our loans tend to refinance within the first five years.

Loans that prepay in the first five years generate prepayment penalties ranging from five percentage points to one percentage point of the then-current loan balance, depending on the remaining term of the loan. Reflecting the structure of our multi-family credits, the average multi-family loan had an expected weighted average life of 3.8 years at December 31, 2008.

Commercial Real Estate (“CRE”) Lending: At December 31, 2008, CRE loans totaled $4.6 billion and represented 20.5% of our loan portfolio. The CRE loans we produce are similar in structure to our multi-family credits, and had a weighted average life of 3.4 years at December 31, 2008. In addition, our CRE loans are largely secured by properties in New York City, with Manhattan accounting for the largest share.

Acquisition, Development, and Construction (“ADC”) Lending: Our ADC loan portfolio largely consists of loans of 18 to 24 months duration for land acquisition, development, and construction of multi-family and residential tract projects in New York City and Long Island, and, to a lesser extent, for the construction of owner-occupied one- to four-family homes and commercial properties. ADC loans represented $778.4 million, or 3.5%, of total loans at the end of December, reflecting a decline in production in a year when home inventories increased, real estate values declined, and unemployment rose.

Commercial and Industrial (“C&I”) Lending: Included in “other loans” in our Consolidated Statements of Condition, C&I loans represented $713.1 million, or 3.2%, of total loans at December 31, 2008. A broad range of loans is available to small and mid-size businesses for working capital (including inventory and receivables), business expansion, and the purchase of equipment and machinery.

Loan Production: The acquisition of certain competitors and the exit of certain others from our market enabled us to increase our loan production significantly in 2008. Originations totaled $5.9 billion during the year, and included multi-family loans of $3.2 billion; CRE loans of $1.1 billion; ADC loans of $373.0 million; and $1.1 billion of C&I loans. Reflecting the volume of loans produced and repayments of $4.1 billion, the loan portfolio rose from $20.4 billion at December 31, 2007 to $22.2 billion at December 31, 2008. The respective amounts were equivalent to 66.6% and 68.4% of total assets at the corresponding dates.

Funding Sources: On a consolidated basis, we have four primary funding sources: cash flows produced by the repayment of loans; cash flows produced by securities sales and repayments; the deposits we’ve added through our acquisitions or gathered organically through our branch network, as well as brokered deposits; and the use of wholesale borrowings, primarily in the form of Federal Home Loan Bank of New York (“FHLB-NY”) advances and repurchase agreements with the FHLB-NY and various brokerage firms.

While loan repayments declined to $4.1 billion as refinancing activity weakened, securities sales and repayments generated cash flows of $2.5 billion in 2008. Deposits rose to $14.3 billion at the end of 2008 from $13.2 billion at year-end 2007, primarily reflecting an increase in lower-cost brokered money market accounts and, to a lesser extent, savings accounts. Consistent with our practice of running off higher-cost retail funds when wholesale funds present a more attractively priced source of funding, we reduced our balance of certificates of deposit (“CDs”) to $6.8 billion.

Our balance of borrowed funds rose $581.0 million year-over-year to $13.5 billion, as we increased our use of wholesale borrowings, and issued $602.0 million in fixed rate senior notes under the FDIC’s Temporary Liquidity Guarantee Program.

Asset Quality: Although the Metro New York region fared better in 2008 than many other parts of the country, our marketplace was nonetheless impacted by the widespread economic decline. Home prices fell 9.2% year-over-year in the region, and unemployment in New York City, Long Island, and New Jersey rose from 5.2%, 3.8%, and 4.1% in December 2007 to 7.2%, 5.8%, and 6.8%, respectively, in December 2008. In addition, office vacancies in Manhattan rose from 7.1% at year-end 2007 to 10.2% at year-end 2008.

Against this backdrop, our net charge-offs rose to $6.1 million in 2008 from $431,000 in 2007, representing a modest 0.029% and 0.002% of average loans, respectively. Similarly, non-performing loans totaled $113.7 million at the end of 2008, an increase from $22.2 million at the end of 2007, representing a modest 0.51% and 0.11% of total loans at the respective dates. Our ability to maintain this level of asset quality in a year when so many banks suffered significant loan losses was largely due to the nature of our underwriting standards, the structure of our loan portfolio, and the rigorous approval process to which our loans are subject.

In view of the declining economy and the related rise in non-performing loans and charge-offs, we recorded a loan loss provision of $7.7 million in 2008. Reflecting this provision and the aforementioned net charge-offs, our allowance for loan losses rose $1.6 million year-over-year to $94.4 million, representing 83.0% of non-performing loans and 0.43% of loans, net, at December 31, 2008.

An extended period of economic weakness, resulting from a further contraction of real estate values and/or an increase in office vacancies, bankruptcies, and unemployment could result in our experiencing a further increase in charge-offs and/or an increase in our loan loss provision, either of which could have an adverse impact on our earnings in the period ahead.

Efficiency: The efficiency of our operation has long been a distinguishing characteristic, driven by our focus on multi-family lending, which is entirely broker-driven, and by the expansion of our franchise through acquisitions rather than de novo growth. In 2008, we continued to rank among the most efficient bank holding companies in the nation, with an efficiency ratio of 46.43%.

Accretive Merger Transactions: Although accretive merger transactions are a key component of our business model, we chose not to consummate any transactions in 2008 in view of the significant weakness in the U.S. and local economies.

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

While net interest income is our primary source of income, it is supplemented by the non-interest income we produce. The fee income we generate on deposits and, to a lesser extent, loans is complemented by revenues from a variety of sources, including the sale of third-party investment products and the sale of one- to four-family loans to a third-party conduit. We also generate other income through our investment in bank-owned life insurance (“BOLI”) and through our investment advisory firm, Peter B. Cannell & Co., Inc., which had $1.0 billion of assets under management at December 31, 2008.

Market Area and Competition

The combined population of our marketplace is 16.5 million, including 5.6 million residents of Nassau, Queens, Richmond, and Suffolk Counties, where 132 of our 215 branch offices are located, and 1.3 million residents of Essex and Union Counties in New Jersey, where we operate 29 branches, combined.

With assets of $32.5 billion at December 31, 2008, we are the 25th largest bank holding company in the nation, and operate the second largest thrift in the United States.

With deposits of $14.3 billion at year-end, we ranked tenth among all bank and thrift depositories in the 15 counties comprising our market, and second among all thrift depositories in the four New York counties mentioned above. In Essex and Union Counties, we ranked third and fifth, respectively, among thrift institutions on the basis of our deposit market share. (Market share information was provided by SNL Financial.)

With 205 banks and thrifts currently serving our region, we face a significant level of competition for deposits and, to a lesser extent, for loans. We not only vie for business with the many banks and thrifts within our local market, but also with credit unions, Internet banks, mortgage banks, and brokerage firms. Many of the institutions we compete with have greater financial resources than we do, and serve a broader market, which enables them to promote their products more extensively than we can.

Unlike larger financial institutions that serve a broader market, we are focused on serving customers in the Metro New York/New Jersey region. Accordingly, our success is substantially tied to the economic health of New York City, Long Island, Westchester County, and the seven counties in New Jersey we serve. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans. In addition, our ability to attract and retain deposits is not only a function of short-term interest rates and industry consolidation, but also the competitiveness of the rates being offered by other financial institutions within our marketplace.

Competition for Deposits

Our drive to compete for deposits is influenced by several factors, including the opportunity to acquire deposits through business combinations, the availability of attractively priced wholesale funding, and the cash flows produced through loan and securities repayments and sales. In addition, the degree to which we compete for deposits is influenced by the liquidity needed to fund our loan production and other outstanding commitments, and by the interest rates on the products offered by the banks and thrifts with whom we compete.

We vie for deposits and customers by placing an emphasis on convenience and service, with 178 Community Bank locations, 37 Commercial Bank locations, and 225 ATM locations, including 197 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com.

In addition to 125 traditional “brick & mortar” branches, three customer service centers, and five “campus” locations, our Community Bank currently has 45 branch offices that are located in-store. Our in-store branch network ranks among the largest in-store franchises in the New York metropolitan region, and is also one of the largest in the Northeast. Because of their proximity to our traditional Community Bank branches, our in-store branches enable us to offer 70 to 80 hours of service a week to those who bank with us within a number of communities. This service model is a key component of our efforts to attract and maintain deposits in a highly competitive marketplace.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including insurance, annuities, and mutual funds of various third-party service providers. In addition, our practice of originating loans through a third-party mortgage originator enables us to offer our customers a variety of one- to four-family mortgage loans.

In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, the Commercial Bank offers a variety of cash management products to address the needs of small and mid-size businesses, municipal and county governments, school districts, and professional associations.

Another competitive advantage is our strong community presence, with April 14, 2009 marking the 150th anniversary of our forebear, Queens County Savings Bank. At a time when depositors are in significant need of reassurance, our longevity, strength, and stability are important qualities.

Competition for Loans

We are a leading producer of multi-family loans in New York City, and compete for such loans both on the basis of timely service and the expertise that stems from being a specialist in our field. The majority of our multi-family loans are secured by buildings that have a preponderance of rent-regulated apartments, a niche that we have focused on for more than 30 years.

While multi-family loans represent our principal asset, our loan portfolio also includes a sizeable portfolio of CRE credits, together with much smaller portfolios of ADC, one- to four-family, and C&I loans.

In 2008, our ability to compete for multi-family and CRE loans was enhanced by the demise or acquisition of certain investment banks and savings institutions, and the conservatorship of Fannie Mae and Freddie Mac. With the exit of the conduit lenders and certain other major competitors from our local market, we increased our production of multi-family and CRE loans over the past four quarters, and grew our loan portfolio significantly.

While we anticipate that competition for multi-family loans will continue in the future, the volume of loans produced in 2008, and that are in our current pipeline, are indicative of our enhanced ability to compete effectively. That said, no assurances can be made that we will be able to sustain our 2008 level of loan production, given the extent to which it is influenced not only by competition, but also by such factors as the level of market interest rates, the availability and cost of funding, real estate values, market conditions, and the state of the local economy.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, lenders may become liable for the costs of cleaning up hazardous materials found on such properties. We attempt to mitigate such environmental risks by requiring either that a borrower purchase environmental insurance or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of CRE and ADC loans, regardless of location, and of all out-of-state multi-family loans. In addition, we typically maintain ownership of real estate we acquire through foreclosure in separately incorporated subsidiaries.

Our attention to environmental risks also applies to the properties and facilities that house our bank operations. Prior to acquiring a large-scale property, a Phase 1 Environmental Property Assessment is typically performed by a licensed professional engineer to determine the integrity of, and/or the potential risk associated with, the facility and the property on which it is built. Properties and facilities of a smaller scale are evaluated by qualified in-house assessors, as well as by industry experts in environmental testing and remediation. This two-pronged approach identifies potential risks associated with asbestos-containing material, above and underground storage tanks, radon, electrical transformers (which may contain PCBs), ground water flow, storm and sanitary discharge, and mold, among other environmental risks. These processes assist us in mitigating environmental risk by enabling us to identify potential issues prior to, and following, our acquisition of bank properties.

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 33 active subsidiary corporations. Of these, 20 are direct subsidiaries of the Community Bank and 13 are subsidiaries of Community Bank-owned entities.

The 20 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, New York, all the units of which were sold by December 31, 2006

NYCB Community Development Corp.	Delaware	Formed to invest in community development activities

Roslyn National Mortgage Corporation	Delaware	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Penn Savings Insurance Agency, Inc.	New Jersey	Sells non-deposit investment products

Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

MFO Holding Corp.	New York	Organized to own interests in real estate

Main Omni Realty Corp.	New York	Organized to own interests in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RCSB Corporation	New York	Owns a branch building, Ferry Development Holding Company, and Woodhaven Investments, Inc.

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

The 13 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Columbia Preferred Capital Corporation	Delaware	A real estate investment trust (“REIT”) organized for the purpose of investing in mortgage-related assets

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

Somerset Manor North Operating Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor North Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor South Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor South Realty Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.

The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC

The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

In addition, the Community Bank maintains two inactive corporations organized in New Jersey, including Bayonne Service Corp. and PennFed Title Service Corporation, and two inactive corporations organized in New York, including Residential Mortgage Banking, Inc. and VBF Holding Corporation.

The Commercial Bank has six active subsidiary corporations, three of which are subsidiaries of Commercial Bank-owned entities.

The three direct subsidiaries of the Commercial Bank are:

Name	Jurisdiction of Organization	Purpose

Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

Gramercy Leasing Services, Inc.	New York	Provides equipment lease financing

Standard Funding Corp.	New York	Provides insurance premium financing

The three subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Standard Funding of California, Inc.	California	Provides insurance premium financing

Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

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

The Company also has three non-banking subsidiaries: one that was acquired in the Long Island Financial transaction to provide private banking; one that was acquired in the Synergy Financial Group, Inc. transaction to sell non-deposit investment products; and one that was established in connection with the acquisition of Atlantic Bank.

Personnel

At December 31, 2008, the number of full-time equivalent employees was 2,699. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

Federal Taxation

Generally, the Company and its subsidiaries report their income on a consolidated basis for tax purposes, using a calendar year and the accrual method of accounting. With some minor exceptions, the Company and its subsidiaries are subject to federal income taxation in the same manner as other corporations.

Frozen Bad Debt Reserve Subject to Recapture. Commercial banks and thrift institutions with assets in excess of $500 million deduct loan losses when realized, and are not permitted a deduction based on a “reserve” method. Prior to 1996, thrift institutions such as the Community Bank were permitted to establish tax reserves for bad debts. Such institutions maintain a frozen reserve equal to the balance of their bad debt reserves as of December 31, 1987. This frozen reserve is subject to recapture in certain circumstances, as described below and in Note 9 to the Consolidated Financial Statements, “Income Taxes.”

If the Community Bank makes “non-dividend distributions” to the Parent Company (i.e., the Company on a stand-alone basis), such distributions will be considered to have been made from the Community Bank’s unrecaptured federal tax bad debt reserves to the extent thereof, and approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) will be included in the Community Bank’s taxable income. Non-dividend distributions include distributions in excess of the Community Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes; distributions in redemption of its stock; and distributions in partial or complete liquidation. The Community Bank does not intend to make distributions that would result in a recapture of any portion of its tax bad debt reserves.

See “Regulation and Supervision” later in this report for limits on the payment of dividends by the Community Bank.

State and Local Taxation

New York State Taxation. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries file a New York State combined return, based on tax laws applicable to banking corporations and affiliates. Income is allocated to New York State based upon three factors: receipts, wages, and deposits. The New York State tax law on banking corporations allows a deduction for net operating losses sustained in tax years beginning on or after January 1, 2001. No carryback of these losses is allowed. However, the losses may be carried forward for the same 20-year period allowed under federal tax law.

On April 23, 2008, new tax laws were enacted by New York State that were effective as of calendar year 2008. Included in these tax laws is a provision that requires the inclusion in taxable income for New York State purposes of income earned by a subsidiary taxed as a REIT for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. This tax provision replaces the tax laws enacted in 2007 addressing income earned by REIT subsidiaries. The full inclusion of such income is completely phased in by 2011, at which time the law is scheduled to sunset and be replaced by the laws enacted in 2007.

For additional information regarding this tax provision, please see the discussion of “Income Tax Expense” in the comparison of our 2008 and 2007 earnings in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Bad Debt Reserves. For purposes of computing their New York State entire net income, the Community Bank and the Commercial Bank are permitted a deduction for an addition to the reserve for loan losses. The New York State tax bad debt reserve of the Community Bank is subject to recapture for “non-dividend distributions” in a manner similar to the recapture of the federal tax bad debt reserve for such distributions. Also, the New York State tax bad debt reserve is subject to recapture in the event that the Community Bank fails a definitional test which includes maintaining a minimum level of qualifying assets (the “60% Test”); the Community Bank presently satisfies the 60% Test. Qualifying assets for this test include loans secured by residential, multi-family, and mixed-use properties (where the residential portion exceeds 80% of total use), mortgage-related securities, cash, and other specified investments that are not significant for the Community Bank. Although there can be no assurance that the Community Bank will satisfy the 60% Test in the future, management believes that the requisite level of qualifying assets will be maintained by the Community Bank.

City of New York Taxation. The Company, the Community Bank, the Commercial Bank, and certain of their subsidiaries file a New York City combined return based on tax laws applicable to banking corporations and affiliates. Income is allocated and calculated in accordance with rules that are similar to the rules imposed by New York State, including the allowance of a deduction for an addition to the tax bad debt reserve. The New York City tax law does not permit a deduction for net operating losses and does not include REIT subsidiaries in the combined bank tax return.

Other State and Local Taxes. Other income and franchise taxes paid by the Company and by certain subsidiaries in separately filed returns are not material to the Company’s consolidated financial condition or results of operations.

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

Under New York State Banking Law, New York State-chartered stock-form savings banks and commercial banks may declare and pay dividends out of their net profits, unless there is an impairment of capital, but approval of the Superintendent of Banks (the “Superintendent”) is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

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

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the allowance for loan losses, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. Savings banks and commercial banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

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

As of December 31, 2008, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier I leverage capital ratio of 5%, a minimum Tier I risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Banks at December 31, 2008 appears in Note 16 to the Consolidated Financial Statements, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

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

In 2006, the FDIC, the Office of the Comptroller of the Currency, and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as commercial real estate loans, does not establish specific lending limits but, rather, reinforces and enhances the Agencies’ existing regulations and guidelines for such lending and portfolio management.

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

Insurance of Deposit Accounts

The deposits of the Community Bank and the Commercial Bank are insured up to applicable limits by the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to 43 basis points of assessable deposits.

Due to losses incurred by the DIF in 2008, and in anticipation of future losses, the FDIC adopted an across-the-board seven-basis point increase in the assessment range, effective January 2009. In addition to this increase, the Banks will be assessed up to an additional nine basis points, beginning the first of April, as a result of subsequent refinements made by the FDIC to the risk-based assessment system. Furthermore, on February 27, 2009, the FDIC adopted an interim rule imposing a 20-basis point emergency special assessment on the industry on June 30th, which is to be collected on September 30, 2009. The interim rule also permits the FDIC to impose an emergency special assessment of up to ten basis points after June 30, 2009, if necessary, to maintain public confidence in federal deposit insurance. Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register.

During 2008, the Bank’s assessments were fully offset by one-time credits provided by the Federal Deposit Insurance Reform Act of 2005. As of December 31, 2008, an immaterial amount of these credits was still available for use in 2009.

The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if it is in default of its obligation to pay its federal deposit insurance assessment.

Due to the decline in economic conditions in 2008, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts for the period beginning January 1, 2009 and ending January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”), under which, for a fee, non-interest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, and certain senior unsecured debt issued between October 13, 2008 and June 30, 2009 by institutions and their holding companies would be guaranteed by the FDIC through June 30, 2012. The Banks are both participating in the unlimited non-interest-bearing transaction account coverage and, together with the Company, are participating in the unsecured debt guarantee program. In December 2008, the Company issued $90.0 million of fixed rate senior notes with a maturity date of June 22, 2012, and the Community Bank issued $512.0 million of fixed rate senior notes with a maturity date of December 16, 2011.

Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly, and during the calendar year ending December 31, 2008, averaged 1.12 basis points of assessable deposits.

The Federal Deposit Insurance Reform Act of 2005 provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the long-term level that the fund should achieve, has been established by the agency at 1.25% for 2009.

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

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.4 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $44.4 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $10.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank of New York (the “FHLB-NY”), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of capital stock. Pursuant to this requirement, the Community Bank and the Commercial Bank held FHLB-NY stock of $392.8 million and $8.2 million, respectively, at December 31, 2008. FHLB-NY stock continued to be valued at par, with no impairment loss required, at that date.

For the fiscal years ended December 31, 2008 and 2007, dividends from the FHLB-NY to the Community Bank amounted to $18.0 million and $31.5 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $487,000 and $871,000, respectively, in the corresponding years. A reduction in FHLB-NY dividends received or an increase in the interest paid on future FHLB-NY advances would adversely impact the Company’s net interest income. The FHLB-NY has stated that it expects to continue to pay dividends, but has acknowledged that future economic events, regulatory actions, and other actions could impact their ability to pay dividends. The FHLB-NY announced a reduction in the dividend that will be paid in the first quarter of 2009 from the 3.5% that was paid in the fourth quarter of 2008 to 3.00%. In addition, a reduction in the capital levels of the FHLB-NY could adversely impact our ability to redeem our shares and the value thereof.

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch, if the intended host state has opted into interstate de novo branching. The Community Bank currently maintains 54 branches in New Jersey in addition to its 124 branches in New York State.

In April 2008, the Banking Regulators in the States of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state chartered banks branching within the region by eliminating duplicative host state compliance exams.

Under the Interstate MOU, the activities of branches established by the Community Bank or the Commercial Bank in New Jersey or Pennsylvania would be governed by New York State law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. For the Community Bank and the Commercial Bank, issues regarding whether a particular host state law is preempted are to be determined in the first instance by the Banking Department. In the event that the Banking Department and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the Banking Department and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

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

FRB regulations generally prohibit a bank holding company from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment, or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Community Bank and the Commercial Bank. (Please see “Capital Requirements” earlier in this report.) At December 31, 2008, the Company’s consolidated Total and Tier I capital exceeded these requirements.

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

Under the FDI Act, a depository institution may be responsible for providing financial support if a commonly controlled depository institution were to fail. The Community Bank and the Commercial Bank are commonly controlled within the meaning of that law.

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

The Company, the Community Bank, the Commercial Bank, and their respective affiliates will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company, the Community Bank, or the Commercial Bank.

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

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in the value of financial instruments and real estate values, and while we are taking steps to reduce our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio, and portfolios of multi-family; CRE; ADC; and C&I loans. Continued declines in the value of our investment securities could result in our recording additional losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and therefore our capital. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate an increase in our provision for loans losses, which, in turn, would reduce our earnings and capital. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

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

Changes in interest rates could also have an effect on the level of loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and commercial real estate loans. As prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generated during that time.

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

Risks stemming from our lending activities:

Our business strategy emphasizes the origination of multi-family loans and, to a lesser extent, CRE, ADC, and C&I loans, which are generally larger, and have higher risk-adjusted returns and shorter maturities than one- to four-family mortgage loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

While our record of asset quality has historically been solid, multi-family and CRE properties are generally believed to involve a greater degree of credit risk than one- to four-family loans. In addition, payments on multi-family and CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of our borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While we seek to minimize these risks through our underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

ADC financing typically involves a greater degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on an ADC loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While we seek to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards, an error in such estimates or a downturn in the local economy or real estate market could have a material adverse effect on the quality of our ADC loan portfolio, thereby resulting in material losses or delinquencies.

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

We cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime or Alt-A lending, the ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the region we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our increasing our provision for loan losses. Either of these events would have an adverse impact on our results of operations were they to occur.

Please see “Loans” and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the policies and procedures we follow in underwriting our multi-family, CRE, ADC, and C&I loans.

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

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the region or by changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond our control could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of our loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our results of operations.

Please see “Loans” and “Asset Quality” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the policies and procedures we follow in underwriting our multi-family, CRE, ADC, and C&I loans. In addition, please see the discussion of the potential impact of the current economic environment on our financial condition and results of operations on page 26 of this report.

We are subject to certain risks in connection with the level of our allowance for loan losses.

A variety of factors could cause our borrowers to default on their loan payments and the collateral securing such loans to be insufficient to repay any remaining indebtedness. In such an event, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

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

Please see “Allowance for Loan Losses” under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the procedures we follow in establishing our loan loss allowance. In addition, please see the discussion of risks stemming from our lending activities above and on page 27 of this report.

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

Many of our competitors (including money center, national, and superregional banks) have substantially greater resources and higher lending limits than we do, and may offer certain products and services that we cannot. Because our profitability stems from our ability to attract deposits and originate loans, our continued ability to compete for depositors and borrowers is critical to our success.

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

Please see “Loans” and “Funding Sources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the actions we have taken to attract and retain our borrowers and depositors.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings, and to satisfy the withdrawal of deposits by our customers.

Our primary sources of liquidity are the cash flows generated through the repayment of loans and securities; cash flows from the sale of securities; the deposits we acquire in connection with our acquisitions and those we gather organically through our branch network, as well as brokered deposits; and borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY and various Wall Street brokerage firms. In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB-NY’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Additionally, replacing funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and our earnings. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past, and continue to be a key component of our business model. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future. However, our ability to engage in future mergers and acquisitions depends on our ability to identify suitable merger partners, our ability to finance and complete such transactions on acceptable terms and at acceptable prices, and our ability to receive the necessary regulatory approvals and, where required, shareholder approvals.

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

Our goodwill may be determined to be impaired.

The Company tests goodwill for impairment on an annual basis, or more frequently if necessary. According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If we were to determine that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the value of the goodwill on our balance sheet. This, in turn, would result in a charge against earnings and, thus, a reduction in our stockholders’ equity and certain related capital measures.

Please see “Significant Accounting Policies” in Note 2 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” and “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and is intended primarily for the protection of the Deposit Insurance Fund, the banking system in general, and customers, and not for the benefit of a company’s shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Any failure to comply with, or any change in, such regulation and supervision, or change in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, our subsidiary banks, and our operations.

Our operations are also subject to extensive legislation enacted, and regulation implemented, by other federal, state, and local governmental authorities, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. While we believe that we are in compliance in all material respects with applicable federal, state, and local laws, rules, and regulations, including those pertaining to banking, lending, and taxation, among other matters, we may be subject to future changes in such laws, rules, and regulations that could have a material impact on our results of operations.

Please see “Regulation and Supervision” in Item 1, “Business,” earlier in this report.

We are subject to risks associated with taxation.

The amount of income taxes we are required to pay on our earnings is based on federal and state legislation and regulations. We provide for current and deferred taxes in our financial statements, based on our results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. We may take tax return filing positions for which the final determination of tax is uncertain. Our net income and earnings per share may be reduced if a federal, state, or local authority assesses additional taxes that have not been provided for in our consolidated financial statements. There can be no assurance that we will achieve our anticipated effective tax rate either due to a change to tax law, a change in regulatory or judicial guidance, or an audit assessment which denies previously recognized tax benefits.

Please see “Regulation and Supervision” in Item 1, “Business,” earlier in this report.

The U.S. government’s plans to stabilize the financial markets may not be effective.

In response to the recent volatility in the financial markets, the U.S. government has enacted certain legislation and regulatory programs to foster stability, including the Emergency Economic Stabilization Act of 2008. There can be no assurance that the impact of such legislation and the various programs created thereunder on the financial markets will be sufficient to produce the desired results. The failure of the U.S. government to fully execute the programs it has already developed, or to implement expeditiously other remedial economic and financial legislation that may be needed, could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition, and results of operations.

In addition, compliance with new requirements and regulations established by federal and state governments to address the current economic crisis could have an adverse impact on our results of operations, our ability to fill positions with the most qualified candidates available, and our ability to maintain our dividend.

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

Certain provisions of our certificate of incorporation and bylaws, in addition to certain federal banking laws and regulations, could make it more difficult for a third party to acquire the Company without the consent of the Board of Directors, even if doing so were perceived to be beneficial to our shareholders. These provisions also make it more difficult to remove our current Board of Directors or management or to appoint new directors, and also regulate the timing and content of stockholder proposals and nominations, and qualification for service on the Board of Directors. In addition, we have entered into employment agreements with certain executive officers and directors that would require payments to be made to them in the event that their employment was terminated following a change in control of the Company or the Banks. These payments may have the effect of increasing the costs of acquiring the Company. The combination of these provisions could effectively inhibit a non-negotiated merger or other business combination, which could adversely impact the market price of our common stock.

Various factors could impact the price and trading activity in our common stock.

The price of the Company’s common stock can fluctuate significantly in response to a variety of factors, including, but not limited to: actual or anticipated variations in our quarterly results of operations; earnings estimates and recommendations of securities analysts; the performance and stock price of other companies that investors and analysts deem comparable to the Company; news reports regarding trends and issues in the financial services industry; actual or anticipated changes in the economy, the real estate market, and interest rates; speculation regarding our involvement in industry consolidation; our capital markets activities; mergers and acquisitions involving our peers; delays in, or a failure to realize the anticipated benefits of, an acquisition; speculation about, or an actual change in, dividend payments; changes in legislation or regulation impacting the financial services industry in particular, or publicly traded companies in general; regulatory enforcement or other actions against the Company or the Banks or their affiliates; threats of terrorism or military conflicts; and general market fluctuations. Fluctuations in our stock price may make it more difficult for you to sell your Company common stock at an attractive price.

Furthermore, the capital and credit markets have been experiencing increased volatility and disruption for several quarters and have reached significant lows in recent months. In several cases, the markets have produced downward pressure on stock prices and credit capacity for financial institutions, without regard to those institutions’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the value of our shares will not decline further, which could have an adverse impact on our ability to access capital in the financial markets and could adversely impact our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

At December 31, 2008, the number of outstanding shares was 344,985,111 and the number of registered owners was approximately 14,100. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2008 and 2007:

	Dividends Declared per Common Share	Market Price
		High	Low	Close
2008
1st Quarter	$0.25	$19.20	$14.48	$18.22
2nd Quarter	0.25	20.70	17.21	17.84
3rd Quarter	0.25	21.00	15.07	16.79
4th Quarter	0.25	18.05	10.31	11.96

2007
1st Quarter	$0.25	$17.62	$16.08	$17.59
2nd Quarter	0.25	17.95	16.77	17.02
3rd Quarter	0.25	19.87	15.80	19.05
4th Quarter	0.25	19.50	16.60	17.58

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On June 26, 2008, our Chairman, President, and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph provides a comparison of total shareholder returns on the Company’s Common Stock since December 31, 2003 with the cumulative total returns of a broad market index and a peer group index. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the New York Stock Exchange. The peer group index chosen was the SNL Bank and Thrift Index, which currently is comprised of 562 bank and thrift institutions, including the Company. The data for the indices included in the graph were provided by SNL Financial.

Comparison of 5-Year Cumulative Total Return

Among NewYork Community Bancorp, Inc.,

S&P Mid-Cap 400 Index and SNL Bank and Thrift Index

ASSUMES $ 100 INVESTED ON DEC 31, 2003

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2008

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
New York Community Bancorp, Inc.	$100.00	$75.30	$64.01	$66.27	$76.72	$55.45
S&P Mid-Cap 400 Index	$100.00	$116.48	$131.10	$144.64	$156.17	$99.59
SNL Bank and Thrift Index	$100.00	$111.98	$113.74	$132.90	$101.34	$58.28

Share Repurchase Program

From time to time, we repurchase shares of our common stock on the open market or through privately negotiated transactions, and hold such shares in our Treasury account. Repurchased shares may be utilized for various corporate purposes, including, but not limited to, merger transactions and the exercise of stock options.

During the three months ended December 31, 2008, we allocated $20,754 toward share repurchases, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: October 1, 2008 through October 31, 2008	1,268	$16.37	1,268	1,350,292
Month #2: November 1, 2008 through November 30, 2008	—	—	—	1,350,292
Month #3: December 1, 2008 through December 31, 2008	—	—	—	1,350,292
Total	1,268	$16.37	1,268

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to five million shares. Of this amount, 1,350,292 shares were still available for repurchase at December 31, 2008. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2008	2007(1)	2006(2)	2005(3)	2004
EARNINGS SUMMARY:
Net interest income (4)	$675,495	$616,530	$561,566	$595,367	$799,343
Provision for loan losses	7,700	—	—	—	—
Non-interest income	15,529	111,092	88,990	97,701	(62,303)
Non-interest expense:
Operating expenses	320,818	299,575	256,362	236,621	193,632
Debt repositioning charges	285,369	3,190	26,477	—	—
Termination of interest rate swaps	—	—	1,132	—	—
Amortization of core deposit intangibles	23,343	22,758	17,871	11,733	11,440
Income tax (benefit) expense	(24,090)	123,017	116,129	152,629	176,882
Net income (5)(6)(7)(8)	77,884	279,082	232,585	292,085	355,086
Basic earnings per share (5)(6)(7)(8)	$0.23	$0.90	$0.82	$1.12	$1.37
Diluted earnings per share (5)(6)(7)(8)	0.23	0.90	0.81	1.11	1.33
Dividends paid per common share	1.00	1.00	1.00	1.00	0.96
SELECTED RATIOS:
Return on average assets	0.25%	0.94%	0.83%	1.17%	1.42%
Return on average stockholders’ equity	1.86	7.13	6.57	9.15	11.24
Operating expenses to average assets	1.03	1.01	0.91	0.95	0.78
Average stockholders’ equity to average assets	13.41	13.21	12.60	12.83	12.65
Efficiency ratio	46.43	41.17	39.41	34.14	26.27
Interest rate spread (4)	2.27	2.13	2.04	2.61	3.63
Net interest margin (4)	2.48	2.38	2.27	2.74	3.70
Dividend payout ratio	434.78	111.11	123.46	90.09	72.18
BALANCE SHEET SUMMARY:
Total assets	$32,466,906	$30,579,822	$28,482,370	$26,283,705	$24,037,826
Loans, net of allowance for loan losses	22,097,844	20,270,454	19,567,502	16,948,697	13,317,987
Allowance for loan losses	94,368	92,794	85,389	79,705	78,057
Securities held to maturity	4,890,991	4,362,645	2,985,197	3,258,038	3,972,614
Securities available for sale	1,010,502	1,381,256	1,940,787	2,379,214	3,108,109
Deposits	14,292,454	13,157,333	12,619,004	12,104,899	10,402,117
Borrowed funds	13,496,710	12,915,672	11,880,008	10,528,658	10,142,541
Stockholders’ equity	4,219,246	4,182,313	3,689,837	3,324,877	3,186,414
Common shares outstanding	344,985,111	323,812,639	295,350,936	269,776,791	265,190,635
Book value per share (9)	$12.25	$12.95	$12.56	$12.43	$12.23
Stockholders’ equity to total assets	13.00%	13.68%	12.95%	12.65%	13.26%
ASSET QUALITY RATIOS:
Non-performing loans to total loans	0.51%	0.11%	0.11%	0.16%	0.21%
Non-performing assets to total assets	0.35	0.07	0.08	0.11	0.12
Allowance for loan losses to non-performing loans	83.00	418.14	402.72	289.17	277.31
Allowance for loan losses to total loans	0.43	0.46	0.43	0.47	0.58
Net charge-offs to average loans	0.029	0.002	0.002	0.000	0.001

(1)	The Company completed three business combinations in 2007: the acquisition of PennFed Financial Services, Inc. on April 2, 2007; the acquisition of Doral Bank, FSB’s branch network in New York City and certain assets and liabilities on July 26, 2007; and the acquisition of Synergy Financial Group, Inc. on October 1, 2007. Accordingly, the Company’s 2007 earnings reflect nine months, five months, and three months of combined operations with the respective institutions.
(2)	The Company acquired Atlantic Bank of New York on April 28, 2006. Accordingly, the Company’s 2006 earnings reflect eight months of combined operations.
(3)	The Company acquired Long Island Financial Corp. on December 30, 2005, the last business day of the year.
(4)	The 2008 amount reflects the impact of a $39.6 million debt repositioning charge that was recorded in interest expense.
(5)	Please see the comparison of our 2008 and 2007 earnings on pages 65 through 72 of this report for a discussion of certain gains and charges that increased/reduced our earnings in the respective periods.
(6)	Please see the comparison of our 2007 and 2006 earnings on pages 73 through 76 of this report for a discussion of certain gains and charges that increased/reduced our earnings in the respective periods.
(7)	The 2005 amount includes a pre-tax merger-related charge of $36.6 million, recorded in operating expenses, which resulted in an after-tax charge of $34.0 million, or $0.13 per diluted share.
(8)	The 2004 amount includes a $157.2 million pre-tax loss on the sale of securities in connection with the repositioning of the balance sheet, and an $8.2 million pre-tax charge for the other-than-temporary impairment of certain perpetual preferred FNMA securities, both of which were recorded in non-interest (loss) and resulted in a combined after-tax loss of $99.9 million, or $0.37 per diluted share.
(9)	Excludes unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding. Please see “book value per share” in the Glossary earlier in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

The subprime crisis that began in mid-2007 evolved into a broad-based economic crisis in 2008. Against a backdrop of declining values in the capital and real estate markets, our 2008 financial performance was highlighted by the growth of our loan portfolio, the expansion of our net interest margin, and an increase in net interest income, our primary earnings source.

While the details of our 2008 performance are discussed at length in the following pages, below is a brief summary of the year’s achievements, and the impact on our performance of the weakened economy.

A Significant Level of Loan Production and Loan Growth

The decline in competition that began with the departure of the conduit lenders in the second half of 2007 continued with the departure of certain other major competitors in 2008. Capitalizing on the decline in competition, we increased the volume of loans we produced to more traditional levels, together with the spreads on our multi-family and commercial real estate (“CRE”) loans.

Loan originations totaled $5.9 billion in 2008, representing a 21.2% increase from $4.9 billion in the prior year. Multi-family loans accounted for $3.2 billion of our 2008 originations and were up 29.8% from the year earlier amount. With repayments having declined as refinancing activity dwindled, our loan portfolio grew 9.0% year-over-year to $22.2 billion, partly reflecting an 11.9% increase in multi-family loans to $15.7 billion.

A Reduction in Funding Costs

In an attempt to encourage banks to lend and consumers to borrow, the Federal Open Market Committee (the “FOMC”) reduced the target federal funds rate seven times in 2008, from a high of 4.25% at the start of January to a range of zero to 0.25% on December 16th. We capitalized on the decline in short-term rates by reducing our cost of funds over the course of the year.

In the second quarter of 2008, in particular, we prepaid $4.0 billion of wholesale and other borrowed funds with an average interest rate of 5.19% and replaced them with $3.8 billion of lower-cost wholesale borrowings. The debt repositioning resulted in a pre-tax charge of $325.0 million, of which $39.6 million was recorded as interest expense. The remaining $285.4 million of the charge was recorded as non-interest expense.

While the after-tax impact of the $325.0 million charge reduced our second quarter and full-year earnings by $199.2 million, or $0.60 per diluted share, the benefits of the debt repositioning were apparent in the third and fourth quarters, when the resultant decline in our funding costs contributed to the expansion of our margin and a meaningful increase in our net interest income.

Margin Expansion and Higher Net Interest Income

The combination of lower funding costs and increased loan production resulted in the expansion of our margin and a significant level of net interest income growth in 2008. These accomplishments were achieved despite a 56.8% reduction in prepayment penalty income, as fewer of our borrowers opted to refinance, and despite the impact of the $39.6 million debt repositioning charge.

At 2.48%, our net interest margin was ten basis points wider than the year-earlier measure, and at $675.5 million, our net interest income was $59.0 million, or 9.6%, higher than the year-earlier amount. The benefit of our loan growth and the reduction in funding costs is more readily apparent in a comparison of our margins and net interest income for the fourth quarters of 2008 and 2007. At 2.87%, our fourth quarter 2008 margin was 51 basis points wider than the year-earlier fourth quarter measure; at $201.6 million, our fourth quarter 2008 net interest income was $47.2 million, or 30.6%, higher than the net interest income we recorded in the year-earlier three months.

Asset Quality

Although the impact of the economic crisis was greater in other parts of the country, the region we serve nonetheless experienced a decline in real estate values, a rise in unemployment and bankruptcies, and an increase in office vacancies in 2008.

Against this backdrop, non-performing assets rose from $22.9 million, representing 0.07% of total assets, at December 31, 2007, to $114.8 million, representing 0.35% of total assets, at December 31, 2008. Included in the respective amounts were non-performing loans of $22.2 million and $113.7 million, representing 0.11% and 0.51% of total loans. The increase in non-performing loans and assets was not specific to any one lending niche.

Net charge-offs rose to $6.1 million in 2008 from $431,000 in 2007, and represented 0.029% and 0.002% of average loans in the respective years. Unlike the increase in non-performing loans, which was broad-based in nature, the increase in net charge-offs was largely driven by losses on commercial and industrial (“C&I”), consumer, and acquisition development, and construction (“ADC”) loans.

Notwithstanding the increases in our asset quality measures, we continued to compare favorably with our industry peers.

In view of the decline in real estate values and the increasing weakness in the market, we limited our ADC loan originations to advances that had been committed before the onset of the economic crisis, and also reduced the size of our C&I loan portfolio. As a result, ADC and C&I loans represented 3.5% and 3.2% of total loans at the end of December, as compared to 5.6% and 3.5%, respectively, at the prior year-end.

Capital Strength

On May 23, 2008, we issued 17,871,000 shares of common stock in an oversubscribed secondary common stock offering, which generated net proceeds of $339.2 million. The capital raised in the offering more than offset the reduction in capital that stemmed from the $199.2 million after-tax debt repositioning charge recorded in the second quarter. In the second half of 2008, the repositioning of our debt contributed to the expansion of our net interest margin and net interest income, and thus to the growth of our earnings and capital.

Stockholders’ equity rose $36.9 million year-over-year, to $4.2 billion, and represented 13.00% of total assets at December 31, 2008, while tangible stockholders’ equity rose $61.3 million to $1.7 billion, representing 5.66% of tangible assets at that date.

The growth of our stockholders’ equity and tangible stockholders’ equity was tempered by the distribution of quarterly cash dividends totaling $333.5 million, and by two factors relating to the dramatic collapse of the capital markets: a $22.4 million increase in net unrealized securities losses to $37.2 million, and a $43.6 million rise in the unrecognized loss related to the funded status of our pension and post-retirement plans to $50.1 million. Excluding the combined impact of these capital charges, tangible stockholders’ equity represented 5.94% of tangible assets at December 31, 2008. (Please see the reconciliations of our stockholders equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures on page 79 of this report.)

In view of our continued capital strength, and our proven ability to raise capital when needed, we declined the opportunity to accept an infusion of capital under the Capital Purchase Program of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) on January 13, 2009.

The Collapse of the Capital Markets

The collapse of the capital markets that began with the failure of Bear Stearns in March 2008 accelerated in September with the demise of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). What followed was an economic decline of unparalleled proportions, as significant losses at several financial industry giants contributed to an environment of fear and volatility.

The collapse of the capital markets also had an impact on industry earnings, as many of the nation’s banks and thrifts had investments in Lehman Brothers, and other financial institutions, including the government-sponsored enterprises, Freddie Mac and Fannie Mae. Our exposure to these firms was limited as compared to many others. Nonetheless, we recorded a $42.4 million other-than-temporary impairment (“OTTI”) charge on our investments in Lehman Brothers and a $5.0 million OTTI charge on our investment in Freddie Mac in 2008. Reflecting these and certain other investments that were impacted by the broad decline in the capital markets, we recorded a total OTTI charge of $104.3 million in 2008, as compared to $57.0 million in the prior year. On an after-tax basis, the charges reduced our 2008 earnings by $62.7 million, or $0.19 per diluted share.

Our 2008 Earnings

While our net interest income rose and our net interest margin expanded from the year-earlier measures, the favorable impact on our 2008 earnings was masked by the adverse impact of the debt repositioning charge we recorded in the second quarter and the OTTI charges we recorded in the last three quarters of the year. The combined charges reduced our full-year 2008 earnings by $261.9 million to $77.9 million, and reduced our full-year basic and diluted earnings per share by $0.79 to $0.23.

Government Intervention

To energize the economy and foster stability in the financial and capital markets, a series of new laws were enacted by Congress and implemented by various U.S. Government agencies beginning in 2008. While we chose not to participate in the U.S. Treasury’s Capital Purchase Program, despite our application having received approval, we opted into both components of the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”). Under the TLGP, non-interest-bearing transaction accounts will receive unlimited insurance coverage through the end of this coming December, and certain senior unsecured debt issued between October 13, 2008 and June 30, 2009 will be guaranteed by the FDIC through June 30, 2012. In December 2008, we issued $90.0 million of fixed rate senior notes that will mature in June 2012, and the Community Bank issued an additional $512.0 million of senior notes that will mature in December 2011. The notes are backed by the full faith and credit of the United States.

While the FDIC raised the level of deposits it insures from $100,000 to $250,000 per account in 2008, to calm the fears of an increasingly unsettled public, it also increased the assessment fees paid by banks, beginning in 2009. The increased fees will be in addition to an annual assessment rate of 100 basis points on the senior notes issued under the TLGP in December, and will increase our operating expenses in 2009.

Recent Events

TARP Funds Declined

On January 13, 2009, the Board of Directors declined a capital infusion that had been offered on December 31, 2008 by the U.S. Treasury under the Capital Purchase Program of the TARP of the Emergency Economic Stabilization Act of 2008.

Dividend Declaration

On January 26, 2009, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on February 17, 2009 to shareholders of record at the close of business on February 6, 2009.

Critical Accounting Policies

We have identified the accounting policies below as being critical to understanding our financial condition and results of operations. Certain accounting policies are considered to be critically important to the portrayal of our financial condition, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of our consolidated financial statements to these critical accounting policies, and the judgments, estimates, and assumptions used therein, could have a material impact on our financial condition or results of operations.

We have identified the following to be critical accounting policies: the determination of the allowance for loan losses; the determination of whether an impairment on securities is other-than-temporary; the determination of the amount, if any, of goodwill impairment; and the valuation allowance for deferred tax assets.

The judgments used by management in applying the critical accounting policies discussed below may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions for loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. A separate loan loss allowance is established for the Community Bank and the Commercial Bank and, except as otherwise noted below, the process for establishing the allowance for loan losses is the same for each.

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

Under SFAS No. 114, a loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply SFAS No. 114 as necessary to certain larger multi-family; CRE; ADC; and C&I loans, and exclude smaller balance homogenous loans and loans carried at the lower of cost or fair value, if any. We measure impairment of a collateral-dependent loan based on the fair value of the collateral, less the estimated cost to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate.

A valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows is less than the recorded investment in the loan. Impaired loans totaled $63.4 million at December 31, 2008; we had no impaired loans at December 31, 2007.

In addition, the process of determining the appropriate levels for the Banks’ loan loss allowances for those loans not considered for impairment under SFAS No. 114 includes, but is not limited to:

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

In accordance with the pertinent policies, the loan loss allowances are segmented to correspond to the various types of loans in the loan portfolios. These loan categories are assessed with specific emphasis on the internal risk ratings, underlying collateral, credit underwriting, and loan type, and these factors correspond to the respective levels of quantified and inherent risk.

The assessments take into consideration loans that have been adversely rated, primarily through the valuation of the collateral supporting each loan. “Adversely rated” loans are loans that are either non-performing or that exhibit certain weaknesses that could jeopardize payment in accordance with the original terms. Larger loans are assigned risk ratings based upon a periodic review of the credit files, while smaller loans exceeding 90 days in arrears are assigned risk ratings based upon an aging schedule. Quantified risk factors are assigned for each risk-rating category to provide an allocation to the overall loan loss allowance.

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

While management uses the best available information to recognize losses on loans, future additions to the respective loan loss allowances may be necessary, based on changes in economic and local market conditions beyond management’s control, including declines in real estate values, and increases in vacancy rates and unemployment. In addition, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations.

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

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (“other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the positive intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost.

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and spreads. In general, as interest rates rise, the fair value of fixed-rate securities will decline; as interest rates fall, the fair value of fixed-rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss is charged against earnings and recorded in non-interest income.

At December 31, 2008, the net unrealized losses on available-for-sale and held-to-maturity securities were $54.3 million and $63.2 million, respectively. This impairment was deemed to be temporary based on the direct relationship of the decline in fair value to the movements in interest rates, including wider credit spreads in some cases; the effect of illiquidity on the market; the estimated remaining life and the credit quality of the investments; and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may not be until maturity.

During 2008, we recorded charges of $104.3 million for the OTTI of certain capital trust notes, equity securities, and corporate bonds. Included in this amount were charges of $42.4 million relating to our investment in the corporate bonds and perpetual preferred stock of Lehman Brothers, and $5.0 million relating to our investment in Freddie Mac perpetual preferred stock.

Management’s conclusion that these securities were other-than-temporarily impaired was based on the significant decline in their fair values, and the unlikelihood of recovering the unrealized losses within a reasonable period of time. To the extent that continued changes in interest rates, credit quality, and other factors that influence the fair value of investments occur, we may be required to record additional charges for the OTTI of securities in future periods.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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

For the purpose of goodwill impairment testing, management has determined that the Company has one reporting unit. The Company performed its annual goodwill impairment test as of January 1, 2008, and determined that the fair value of the reporting unit was in excess of its carrying value. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. The Company also performed its annual goodwill impairment test as of January 1, 2009, and found no indication of goodwill impairment.

Historically, the Company has used the quoted market price of our common stock on the impairment test date as the basis for determining fair value. As of January 1, 2009, the quoted market price of our common stock was $11.96 per share, resulting in a market capitalization of $4.1 billion, as compared to a book value (common stockholders’ equity) of $4.2 billion. Accordingly, management expanded the valuation methodology to also incorporate a discounted cash flow analysis (“DCFA”). The DCFA utilized observable market data to the full extent available. The discount rates utilized in the DCFA reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows. The results of the DCFA yielded a fair value of our reporting unit that exceeded its book value. In addition to the DCFA, the Company considered the average market price of its common stock for the one-month period subsequent to December 31, 2008, and found that the average market price resulted in a market capitalization greater than the Company’s book value.

Furthermore, management utilized a market premium approach to determine if there was any indication of goodwill impairment. This approach considers the market value of the Company’s common stock, and estimates the fair value of the Company based on the market value of the stock plus a control premium, and compares that value to the carrying amount of the Company’s stockholders’ equity. In determining the appropriate control premium, management took several factors into consideration, among which were certain facts and circumstances unique to the Company, as well as recent trends in market capitalization and control premiums of comparable transactions.

Income Taxes

We estimate income taxes payable based on the amount we expect to owe the various taxing authorities (i.e., federal, state, and local). Income taxes represent the net estimated amount due to, or to be received from, such taxing authorities. In estimating income taxes, management assesses the relative merits and risks of the tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of our tax position. In this process, management also relies on tax opinions, recent audits, and historical experience. Although we use the best available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing our overall or transaction-specific tax position.

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the carryforward of certain tax attributes such as net operating losses. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made. Subsequently recognized tax benefits associated with valuation allowances recorded in a business combination would be recorded as an adjustment to goodwill.

Balance Sheet Summary

Driven by a $1.8 billion, or 9.0%, increase in loans outstanding, total assets rose $1.9 billion, or 6.2%, year-over-year to $32.5 billion at December 31, 2008. In addition to the increase in loans—a result of organic loan production—the growth of our assets reflects a $157.6 million increase in securities.

Liabilities rose $1.9 billion year-over-year, to $28.2 billion, as deposits increased by $1.1 billion to $14.3 billion and borrowed funds increased by $581.0 million to $13.5 billion at December 31, 2008.

Stockholders’ equity rose $36.9 million year-over-year, to $4.2 billion, and represented 13.00% of total assets at December 31, 2008. Excluding goodwill and core deposit intangibles, net, from the calculation, our tangible stockholders’ equity rose $61.3 million year-over-year to $1.7 billion, representing 5.66% of tangible assets at that date. (Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity and the related measures that appear on page 79 of this report.)

Loans

In 2008, we capitalized on a decline in competition to increase our loan production and to widen the spreads on our multi-family and CRE loans. While competition began to decline in the previous year, at the start of the subprime crisis, the dramatic changes that followed in the credit and capital markets provided us with an opportunity to grow our loan portfolio. Loan originations totaled $5.9 billion during the year, and were up $1.0 billion, or 21.2%, from the year-earlier amount.

As a result, the loan portfolio grew $1.8 billion, or 9.0%, year-over-year, to $22.2 billion, representing 68.4% of total assets, at December 31, 2008.

Loan growth was supported by a decline in repayments, as the volatility in the financial markets discouraged refinancing activity. Repayments totaled $4.1 billion in 2008, representing a $2.8 billion reduction from the level recorded in the prior year.

Loan Origination Analysis

The following table summarizes our loan production for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008		2007
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations:
Multi-family	$3,200,364	54.42%	$2,465,492	50.81%
Commercial real estate	1,135,833	19.31	695,252	14.33
Acquisition, development, and construction	372,987	6.34	548,352	11.29
1-4 family	52,540	0.90	66,321	1.37

Total mortgage loan originations	4,761,724	80.97	3,775,417	77.80
Other loan originations(1)	1,119,210	19.03	1,077,096	22.20

Total loan originations	$5,880,934	100.00%	$4,852,513	100.00%

(1)	Includes C&I loan originations of $1.1 billion and $1.0 billion in the twelve months ended December 31, 2008 and 2007, respectively.

Multi-family Loans

Consistent with our emphasis on multi-family lending, multi-family loans represented $15.7 billion, or 70.9%, of total loans at December 31, 2008 and were up $1.7 billion, or 11.9%, from the balance recorded at the prior year-end. Multi-family loans accounted for $3.2 billion, or 54.4%, of our 2008 loan production, exceeding the year-earlier volume by $734.9 million, or 29.8%. At December 31, 2008, the average multi-family loan had a balance of $3.9 million and the portfolio had an average loan-to-value (“LTV”) ratio of 61.2%.

The increase in production was supported by the dramatic changes in our market. While the departure of the conduit lenders brought a return to more rational pricing and production levels in the second half of 2007, the exit of other major competitors and the conservatorship of Fannie Mae and Freddie Mac enabled us to significantly step up our lending, and to price our loans at substantially wider spreads, in 2008.

Multi-family loans are typically made to long-term owners of buildings with apartments that are subject to certain rent-control and –stabilization laws. The funds we lend are typically used by the borrowers to make improvements to the buildings and the apartments within them. Upon completion of the improvements, the property owners have the right to increase the rents paid by the tenants and, in doing so, create more cash flows to borrow against in future years.

In addition to underwriting a multi-family loan on the basis of the building’s income and condition, we consider the borrower’s credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the building’s current rent rolls, their financial statements, and related documents.

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the “five-year CMT”) plus a spread. During years six through ten, the borrower has the option of selecting an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread, or a fixed rate that is tied to the five-year CMT, plus a spread. For new originations, the fixed rate is now tied to the fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”) plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. The minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. While this cycle has repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity was constrained throughout 2008 as economic uncertainty increased, and may continue to be restrained while such uncertainty remains. Reflecting our current portfolio, the expected weighted average life of the multi-family loan portfolio was 3.8 years at December 31, 2008.

Multi-family loans that refinance within the first five years are typically subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the quality of the loans in our specific niche.

We primarily underwrite our multi-family loans based on the current cash flows produced by the building, with a reliance on the income method of appraising the properties, rather than the sales approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore liable to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio, which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum debt service coverage ratio of 120% on multi-family buildings, we require a security interest in the personal property at the premises, and an assignment of rents and leases.

While our multi-family lending niche has not been immune to the impact of the widespread economic weakness, we believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, we believe that they are reasonably likely to retain their tenants in adverse economic times. Nonetheless, the continued weakening of the economy in New York City could result in an increase in non-performing multi-family loans.

Our success in this particular niche also reflects the solid relationships we have developed with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of basing our loans on the cash flows produced by the properties. Because the multi-family market is largely broker-driven, the process of producing such loans is significantly expedited, with loans taking four to six weeks to process, and the related expenses substantially reduced.

At December 31, 2008, $14.7 billion, or 93.4%, of our multi-family loans were secured by rental apartment buildings, with the remainder of the portfolio being secured by underlying mortgages on cooperative apartment buildings. In addition, 74.2% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Outside New York City, the State of New York was home to 5.8% of our multi-family credits, with New Jersey and Pennsylvania accounting for 9.6% and 4.3%, respectively. The remaining 6.1% of multi-family loans were secured by buildings outside our primary market, many of which are owned by borrowers we have made loans to successfully within our local marketplace.

Commercial Real Estate (“CRE”) Loans

Loan growth was also fueled by an increase in CRE lending, as originations rose to $1.1 billion in 2008 from $695.3 million in the prior year. CRE loans represented $4.6 billion, or 20.5%, of total loans at the end of December, up $725.2 million, or 18.9%, from the year-earlier amount. At December 31, 2008, the average CRE loan had a principal balance of $2.5 million and the portfolio had an average LTV ratio of 55.2%.

At December 31, 2008, 57.9% of our CRE loans were secured by properties in New York City, with properties on Long Island and in New Jersey accounting for 17.7% and 12.6%, respectively. The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties.

The pricing of our CRE loans is structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT, plus a spread. For years six through ten, the borrower generally has the option of selecting an annually adjustable rate that is based on the prime rate of interest, or a fixed rate that is tied to the five-year CMT, plus a spread. For new CRE loan originations, the fixed rate is now tied to the fixed advance rate of the FHLB-NY, plus a spread. The fixed-rate option also requires the payment of one percentage point of the then-outstanding loan amount. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.4 years at December 31, 2008.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a debt service coverage ratio of 130% and a maximum LTV ratio of 65%. In addition, the origination of CRE loans typically requires a security interest in the personal property of the borrower and/or an assignment of the rents and/or leases.

Acquisition, Development, and Construction (“ADC”) Loans

While the growth of our loan portfolio was fueled by multi-family and CRE lending, the increases in these portfolios were tempered by a reduction in ADC loans. As real estate values declined and the number of single family homes for sale increased, we generally limited our ADC loan originations to advances that were committed prior to the onset of the credit cycle turn. As a result, originations declined by $175.4 million, or 32.0%, from the year-earlier volume to $373.0 million in 2008. ADC loans represented $778.4 million, or 3.5%, of total loans at December 31, 2008, representing a 31.7% reduction from $1.1 billion, or 5.6% of total loans, at the prior year-end.

At December 31, 2008, 68.5% of the loans in the portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 18.0% of our ADC loans, with other parts of New York State and New Jersey accounting for 8.8%, combined. Limited ADC lending is done outside our immediate market and, even then, to borrowers we have lent to successfully within our marketplace.

The projects we have financed have primarily been for land acquisition, development, and construction of multi-family and residential tract projects, and, to a lesser extent, for the construction of owner-occupied one-to four-family homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the life of the loan.

Because ADC loans are generally considered to have a higher degree of credit risk, borrowers are required to provide a personal guarantee of repayment and completion during construction. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial estimate of the property’s value upon completion of construction, as compared to the estimated cost of construction, including interest, and the estimated time to sell or lease such property. If the estimate of value proves to be inaccurate, or the length of time to sell or lease the property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan.

When applicable, it has been our practice to require that residential properties be pre-sold or that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of our loan. In some cases, we ourselves may provide permanent financing. We typically have required pre-leasing for ADC loans on commercial properties.

One- to four-family Loans

One- to four-family loans represented $266.3 million, or 1.2%, of total loans outstanding at December 31, 2008, as compared to $380.8 million, representing 1.9%, at the prior year-end. The decrease reflects repayments and the first quarter 2008 securitization of one- to four-family loans totaling $71.3 million that had been acquired in our transaction with Synergy Financial Group, Inc. (“Synergy”) in October 2007. None of the one- to four-family loans in our portfolio are subprime or Alt-A loans.

We originate one- to four-family loans on a pass-through basis, and sell the loans servicing-released and without recourse, to a third-party conduit shortly after the loans are closed. Each loan that we originate through the conduit program generates fees that are recorded as “other non-interest income” in our Consolidated Statements of Income and Comprehensive Income.

In connection with this practice, which was adopted on December 1, 2000, we participate in a private-label program with a nationally recognized third-party mortgage originator (the “conduit”), based on defined underwriting criteria. The loans are marketed through our branch network, as well as on our web site. In addition, dedicated loan representatives are available to meet with our customers and assist them with the application process.

In addition to ensuring that our customers are provided with an extensive range of one- to four-family products, the conduit arrangement supports two of our primary objectives: managing our exposure to interest rate risk and maintaining our efficiency.

Other Loans

Notwithstanding a $42.1 million rise in originations to $1.1 billion, other loans represented $873.4 million, or 3.9%, of total loans at December 31, 2008, as compared to $965.2 million, or 4.7% of total loans, at the prior year-end.

C&I loans accounted for $713.1 million and $705.8 million of other loans at December 31, 2008 and 2007, respectively, and for $1.1 billion and $1.0 billion of loans produced in the corresponding years.

C&I loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, letters of credit, and loans that are partly guaranteed by the Small Business Administration. A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the tenor and structure of a C&I loan, several factors are considered, including its purpose, the collateral, and the anticipated sources of repayment. C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

The interest rates on C&I loans can be fixed or floating, with floating rate loans being tied to prime or some other market index, plus an applicable spread. Given the changes in interest rates in recent quarters, our floating rate loans are increasingly featuring a floor rate of interest as well.

A benefit of C&I lending is the opportunity to establish full-scale banking relationships with our C&I customers. As a result, many of our borrowers are now providing us with deposits, and many are taking advantage of our cash management, investment, and trade finance services.

The remainder of the portfolio of other loans consists primarily of home equity loans and lines of credit, as well as a variety of consumer loans, most of which were originated by our merger partners prior to their joining the Company. We currently do not offer home equity loans or lines of credit.

Geographical Analysis of the Loan Portfolio

The following table presents a geographical analysis of our multi-family, CRE, and ADC loan portfolios at December 31, 2008:

	At December 31, 2008
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$4,923,443	31.30%	$1,575,745	34.60%	$303,260	38.96%
Brooklyn	2,847,334	18.10	315,918	6.94	87,755	11.27
Bronx	2,081,866	13.24	201,080	4.42	14,258	1.83
Queens	1,705,995	10.85	512,243	11.25	92,050	11.83
Staten Island	116,335	0.74	29,070	0.64	36,072	4.64

Total New York City	$11,674,973	74.23%	$2,634,056	57.85%	$533,395	68.53%

Long Island	445,044	2.83	807,096	17.72	140,290	18.02
Other New York State	469,187	2.98	110,810	2.43	9,945	1.28
New Jersey	1,505,859	9.58	574,080	12.61	58,534	7.52
Pennsylvania	671,549	4.27	264,158	5.80	—	—
All other states	961,652	6.11	163,350	3.59	36,200	4.65

Total	$15,728,264	100.00%	$4,553,550	100.00%	$778,364	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2008:

	At December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loans:
Multi-family	$15,728,264	70.85%	$14,052,298	69.00%	$14,529,097	73.93%	$12,854,188	75.49%	$9,839,263	73.45%
Commercial real estate	4,553,550	20.51	3,828,334	18.80	3,114,440	15.85	2,888,294	16.96	2,140,770	15.98
Acquisition, development, and construction	778,364	3.51	1,138,851	5.59	1,102,732	5.61	856,651	5.03	807,107	6.03
1-4 family	266,307	1.20	380,824	1.87	230,508	1.17	254,510	1.49	506,116	3.78

Total mortgage loans	$21,326,485	96.07	$19,400,307	95.26	$18,976,777	96.56	$16,853,643	98.97	$13,293,256	99.24

Other loans(1)	873,439	3.93	965,205	4.74	676,793	3.44	175,493	1.03	102,455	0.76

Total mortgage and other loans	$22,199,924	100.00%	$20,365,512	100.00%	$19,653,570	100.00%	$17,029,136	100.00%	$13,395,711	100.00%

Net deferred loan origination
(fees) costs	(7,712)		(2,264)		(679)		(734)		333
Allowance for loan losses	(94,368)		(92,794)		(85,389)		(79,705)		(78,057)

Loans, net	$22,097,844		$20,270,454		$19,567,502		$16,948,697		$13,317,987

(1)	Includes C&I loans of $713.1 million, $705.8 million, $643.1 million, $152.6 million, and $89.1 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

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

In addition to the loans that we ourselves have originated, the portfolio includes loans that were acquired in our various business combinations.

In accordance with the Banks’ policies, all loans of $10.0 million or more must be reported to the respective Boards of Directors. In 2008, 104 of such loans were originated by the Banks, with an aggregate loan balance of $2.7 billion at origination. In the prior year, 64 of such loans were originated by the Banks with an aggregate loan balance at origination of $2.1 billion.

In addition, we place a limit on the amount of loans that may be made to one borrower. At December 31, 2008, the largest concentration of loans to one borrower consisted of a $480.0 million multi-family loan provided by the Community Bank to Riverbay Corporation—Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. The loan was originated on September 30, 2004 at an interest rate of 5.20%, which is scheduled to reprice to 6.20% on October 1, 2009. The loan has been current since its origination.

Loan Maturity and Repricing Analysis

The following table sets forth the maturity or period to repricing of our loan portfolio at December 31, 2008. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

	Mortgage and Other Loans at December 31, 2008
(in thousands)	Multi- Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to Four- Family	Other	Total Loans
Amount due:
Within one year	$2,822,374	$500,247	$754,796	$ 24,350	$622,272	$4,724,039
After one year:
One to five years	11,272,338	3,042,199	9,362	69,438	161,785	14,555,122
Over five years	1,633,552	1,011,104	14,206	172,519	89,382	2,920,763

Total due or repricing after one year	12,905,890	4,053,303	23,568	241,957	251,167	17,475,885

Total amounts due or repricing, gross	$15,728,264	$4,553,550	$778,364	$266,307	$873,439	$22,199,924

The following table sets forth, as of December 31, 2008, the dollar amount of all loans due after December 31, 2009, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2009
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$1,837,815	$11,068,075	$12,905,890
Commercial real estate	1,158,132	2,895,171	4,053,303
Acquisition, development, and construction	23,568	—	23,568
1-4 family	169,579	72,378	241,957

Total mortgage loans	3,189,094	14,035,624	17,224,718
Other loans	232,761	18,406	251,167

Total loans	$3,421,855	$14,054,030	$17,475,885

Outstanding Loan Commitments

At December 31, 2008, we had outstanding loan commitments of $1.0 billion, including commitments to originate $188.1 million of multi-family loans; $76.0 million of CRE loans; $250.0 million of ADC loans; and $494.5 million of other loans, including $402.5 million of unadvanced lines of credit. Commitments to originate one- to four-family loans totaled $27.1 million at December 31, 2008.

In addition to these loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit of $23.4 million, $16.7 million, and $22.6 million, respectively, at year-end. The commitments featured terms ranging from one to three years. Financial stand-by letters of credit obligate us to guarantee payment of a specific financial obligation on behalf of certain borrowers, while performance stand-by letters of credit obligate us to make payments in the event that a specified third party fails to perform under certain non-financial contractual obligations. Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority are used to settle payments in international trade. Typically, such letters of credit require presentation of documents that describe the commercial transaction, and provide evidence of shipment and the transfer of title.

The fees we collect in connection with the issuance of letters of credit are included in “fee income” in the Consolidated Statements of Income and Comprehensive Income. Please see “Contractual Obligations and Off-balance-sheet Commitments” later in this report for a further discussion of financial stand-by, performance, and commercial letters of credit.

Asset Quality

The credit cycle turn that began with the subprime crisis in 2007 evolved into a broad-based economic decline in 2008. While we experienced an increase in net charge-offs and non-performing loans, the degree to which we were impacted by the mounting economic crisis was modest by comparison with many of our peers.

Net charge-offs rose to $6.1 million in 2008 from $431,000 in 2007, and represented 0.029% and 0.002% of average loans, at the respective dates. While the net charge-offs we recorded in the prior year consisted of C&I and consumer loans, our 2008 net charge-offs consisted primarily of C&I, consumer, and ADC loans.

Non-performing loans totaled $113.7 million and $22.2 million, respectively, at December 31, 2008 and 2007, and represented 0.51% and 0.11% of total loans at the corresponding dates. The increase in non-performing loans was attributable to an $87.0 million rise in non-accrual mortgage loans to $101.9 million and a $4.5 million rise in non-accrual other loans to $11.8 million, year-over-year. The increase in non-accrual mortgage loans was also broad-based in nature, without any specific loan type dominating the mix.

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

Non-performing loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee, the Credit Committee, and the Boards of Directors of the Banks. When necessary, non-performing loans are written down to their current appraised values, less certain transaction costs. Outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to borrowers who are delinquent in repaying their loans.

Properties that are acquired through foreclosure are classified as “other real estate owned,” and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property. At December 31, 2008, other real estate owned consisted of three properties totaling $1.1 million, as compared to five properties totaling $658,000 at the prior year-end. Other real estate owned is typically titled in the name of a wholly-owned bank subsidiary.

It is our policy to require an appraisal of properties classified as other real estate owned shortly before foreclosure and to re-appraise the properties on an as-needed basis until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition, and are in the process of marketing the properties that comprised our other real estate owned at year-end.

Reflecting the levels of non-performing loans and other real estate owned recorded, non-performing assets rose $92.0 million year-over-year to $114.8 million, representing 0.35% of total assets at December 31, 2008.

To mitigate the potential for credit risk, we underwrite our loans in accordance with prudent credit standards. In the case of multi-family and CRE loans, we look first at the consistency of the cash flows being generated to determine the property’s economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value more typically being used.

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval by management and the Mortgage or Credit Committee, as applicable. In addition, a member of the Mortgage or Credit Committee participates in inspections on multi-family loans originated in excess of $4.0 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on CRE loans in excess of $2.5 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers, perform appraisals on collateral properties.

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers typically exceeds ten years.

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower and typically require a minimum debt service coverage ratio of 120%, except for CRE loans, which generally require a minimum ratio of 130%. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits were below those amounts at December 31, 2008. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

The Boards of Directors also take part in the ADC lending process, with all ADC loans requiring the approval of the Mortgage or Credit Committee, as applicable. In addition, a member of the pertinent committee participates in inspections when the loan amount exceeds $2.5 million. We believe that the ADC loans in our portfolio have been prudently underwritten. In addition, they primarily have been made to well-established builders who have worked with us or our merger partners in the past. We typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, which are not our primary focus, we typically lend up to 65% of the estimated as-completed market value of the property.

Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including, but not limited to, inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying the loan may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the business’ results. Accordingly, personal guarantees are also a normal requirement for C&I loans.

Our loan portfolio has been deliberately structured to manage our exposure to both credit and interest rate risk. The vast majority of the loans in our portfolio are intermediate-term credits, with multi-family and CRE loans typically repaying or refinancing within three to five years of origination, and the duration of ADC loans ranging up to 36 months, with 18 to 24 months more the norm. Furthermore, our multi-family loans are largely secured by buildings with rent-regulated apartments that tend to maintain a high level of occupancy, regardless of economic conditions in our marketplace.

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

While we strive to originate loans that will perform fully, the magnitude of the current economic crisis has resulted in an increase in non-performing loans and assets to levels that exceed our traditional amounts. In addition, the level of net charge-offs has increased. In view of the declining economy and the increase in non-performing assets and net charge-offs, we increased our allowance for loan losses by recording a loan loss provision of $7.7 million in 2008. No provision for loan losses was recorded in the prior year. Reflecting the 2008 provision and the aforementioned net charge-offs, our loan loss allowance rose from $92.8 million at December 31, 2007 to $94.4 million at December 31, 2008. The latter amount was equivalent to 83.0% of non-performing loans and 0.43% of total loans at the same date.

The manner in which the allowance for loan losses is established, and the assumptions made in that process, are considered critical to our financial condition and results. Such assumptions are based on judgments that are difficult, complex, and subjective regarding various matters of inherent uncertainty. The current economic environment has increased the degree of uncertainty inherent in these judgments. Accordingly, the policies that govern our assessment of the allowance for loan losses are considered “Critical Accounting Policies” and are discussed under that heading earlier in this report.

Based upon all relevant and available information, management believes that the allowance for loan losses at December 31, 2008 was adequate at that date.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at each year-end in the five years ended December 31, 2008:

	At December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Allowance for Loan Losses:
Balance at beginning of year	$92,794	$85,389	$79,705	$78,057	$78,293
Charge-offs	(6,168)	(431)	(420)	(21)	(236)
Recoveries	42	—	—	—	—
Provision for loan losses	7,700	—	—	—	—
Allowance acquired in merger transactions	—	7,836	6,104	1,669	—

Balance at end of year	$94,368	$92,794	$85,389	$79,705	$78,057

Non-performing Assets:
Non-accrual mortgage loans	$101,932	$14,891	$18,072	$15,551	$23,567
Other non-accrual loans	11,765	7,301	3,131	1,338	4,581
Loans 90 days or more delinquent and still accruing interest	—	—	—	10,674	—

Total non-performing loans	113,697	22,192	21,203	27,563	28,148
Other real estate owned	1,107	658	1,341	1,294	566

Total non-performing assets	$114,804	$22,850	$22,544	$28,857	$28,714

Ratios:
Non-performing loans to total loans	0.51%	0.11%	0.11%	0.16%	0.21%
Non-performing assets to total assets	0.35	0.07	0.08	0.11	0.12
Allowance for loan losses to non-performing loans	83.00	418.14	402.72	289.17	277.31
Allowance for loan losses to total loans	0.43	0.46	0.43	0.47	0.58
Net charge-offs during the period to average loans outstanding during the period	0.029	0.002	0.002	0.000	0.002

We had no “troubled debt restructurings,” as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” at any of the dates presented in the preceding table.

Summary of the Allowance for Loan Losses

The following table sets forth the allocation of the consolidated allowance for loan losses at each year-end in the five years ended December 31, 2008:

	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Mortgage Loans:
Multi-family	$43,908	70.85%	$43,066	69.00%	$46,525	73.93%	$44,336	75.49%	$41,717	73.45%
Commercial real estate	29,622	20.51	29,461	18.80	23,313	15.85	23,379	16.96	20,434	15.98
Acquisition, development, and construction	10,289	3.51	10,243	5.59	9,089	5.61	8,281	5.03	9,770	6.03
1-4 family	1,685	1.20	1,884	1.87	1,048	1.17	1,304	1.49	2,954	3.78
Other loans	8,864	3.93	8,140	4.74	5,414	3.44	2,405	1.03	3,182	0.76

Total loans	$94,368	100.00%	$92,794	100.00%	$85,389	100.00%	$79,705	100.00%	$78,057	100.00%

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

Securities

Securities represented $5.9 billion, or 18.2%, of total assets at December 31, 2008, as compared to $5.7 billion, or 18.8%, of total assets at December 31, 2007.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. In view of the volatility in the capital markets in 2008, we largely limited our investments during the year to government-sponsored enterprise (“GSE”) obligations (defined as GSE certificates; GSE collateralized mortgage obligations (“CMOs”) and GSE debentures), all of which are backed by the U.S. government. At December 31, 2008, 89.9% of our securities portfolio consisted of GSE obligations. The remainder of the portfolio was comprised of triple A-rated private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. We have no investments that are backed by subprime or Alt-A loans.

Depending on management’s intent at the time of purchase, securities are classified as either “available for sale” or “held to maturity.” While available-for-sale securities are intended to generate earnings, they also represent a significant source of cash flows and liquidity for future loan production, the reduction of higher-cost funding, and general operating activities. These cash flows stem from the repayment of principal and interest, in addition to the sale of such securities. Held-to-maturity securities also generate cash flows from repayments and serve as a source of earnings.

Securities expected to be held for an indefinite period of time are classified as available for sale. A decision to purchase or sell these securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. Available-for-sale securities represented $1.0 billion, or 17.1%, of total securities at December 31, 2008, as compared to $1.4 billion, representing 24.0% of total securities, at the prior year-end. Included in the respective year-end amounts were mortgage-related securities of $833.7 million and $973.3 million, and other securities of $176.8 million and $407.9 million. The estimated weighted average life of the available-for-sale securities portfolio was 5.6 years at December 31, 2008 and 7.5 years at December 31, 2007.

Reflecting the significant decline in market conditions, the after-tax net unrealized loss on securities available for sale rose to $32.5 million at December 31, 2008 from $7.6 million at December 31, 2007. The respective after-tax losses were recorded as a component of stockholders’ equity in the Consolidated Statements of Condition at the corresponding dates.

Held-to-maturity securities represented $4.9 billion, or 82.9%, of total securities at December 31, 2008, signifying a 12.1% increase from $4.4 billion at the prior year-end. At December 31, 2008, the fair value of securities held to maturity represented 98.7% of their carrying value. Mortgage-related securities accounted for $3.2 billion and $2.5 billion, respectively, of the year-end 2008 and 2007 totals, with other securities representing the remaining $1.7 billion and $1.9 billion, respectively. Included in the respective year-end amounts were GSE obligations of $1.4 billion and $1.5 billion; capital trust notes of $220.4 million and $186.8 million; and corporate bonds of $133.2 million and $166.0 million. The estimated weighted average lives of the held-to-maturity securities portfolio were 5.2 years and 5.9 years at the corresponding dates.

As a result of the unprecedented volatility that has gripped the capital markets, we recorded total OTTI charges of $104.3 million on certain of our securities in 2008. Included in these charges were $42.4 million on our investments in Lehman Brothers and $5.0 million on our investment in Freddie Mac. In 2007, we recorded an OTTI charge of $57.0 million in connection with the repositioning of our balance sheet following our acquisition of PennFed Financial Services, Inc. (“PennFed”) in April of that year.

In the process of determining if and when a decline in fair value below amortized cost is other than temporary, we consider, among other factors, the length of time and extent of the unrealized loss, the financial condition and near-term prospects of the issuers, and our intent and ability to hold the investment until the earlier of its anticipated recovery or maturity. When such a decline in value is deemed to be other than temporary, the security is written down to a new cost basis and the resultant loss is charged against earnings.

Federal Home Loan Bank of New York Stock

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank of New York (the “FHLB-NY”), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of capital stock. Pursuant to this requirement, the Community Bank and the Commercial Bank held FHLB-NY stock of $392.8 million and $8.2 million, respectively, at December 31, 2008. FHLB-NY stock continued to be valued at par, with no impairment loss required, at that date.

For the fiscal years ended December 31, 2008 and 2007, dividends from the FHLB-NY to the Community Bank amounted to $18.0 million and $31.5 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $487,000 and $871,000, respectively, in the corresponding years. A reduction in FHLB-NY dividends received or an increase in the interest paid on future FHLB-NY advances would adversely impact the Company’s net interest income. The FHLB-NY has stated that it expects to continue to pay dividends, but has acknowledged that future economic events, regulatory actions, and other actions could impact their ability to pay dividends. The FHLB-NY announced a reduction in the dividend that will be paid in the first quarter of 2009 from the 3.5% that was paid in the fourth quarter of 2008 to 3.00%. In addition, a reduction in the capital levels of the FHLB-NY could adversely impact our ability to redeem our shares and the value thereof.

Bank-owned Life Insurance (“BOLI”)

At December 31, 2008, our investment in BOLI was $691.4 million, as compared to $664.4 million at December 31, 2007. The increase in our investment reflects the increase in the cash surrender value of the underlying policies during 2008.

BOLI is reported at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Please see the discussion of Emerging Issues Task Force (“EITF”) Issue No. 06-4 under “Impact of Recent Accounting Pronouncements” in Note 2, “Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data.”

Goodwill and Core Deposit Intangibles (“CDI”)

We record goodwill and CDI in our Consolidated Statements of Condition in connection with our various business combinations.

At December 31, 2008, goodwill totaled $2.4 billion, representing a $1.0 million decrease from the year-earlier amount. CDI totaled $87.8 million at December 31, 2008, representing a $23.3 million reduction from the year-earlier balance, reflecting twelve months of amortization expense.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; funding raised through the issuance of debt instruments; capital raised through the issuance of stock; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from the cash flows generated through the repayment of loans and securities; the cash flows generated through the sale of securities; the deposits we acquire in our business combinations or gather through our branch network, as well as brokered deposits; and the use of borrowed funds, primarily in the form of wholesale borrowings.

In 2008, loan repayments totaled $4.1 billion, as compared to $6.9 billion in the prior year. Cash flows from the repayment and sale of securities totaled $2.5 billion and $11.5 million, respectively, and were offset by purchases of securities totaling $2.7 billion over the course of the year. In 2007, securities repayments and sales generated cash flows of $933.9 million and $2.1 billion, respectively. Consistent with our emphasis on lending, the cash flows from loans were primarily invested in organic loan production, while the cash flows from securities were invested in GSE obligations.

Deposits

        As previously indicated, we are a leading depository in the Metro New York/New Jersey region, where we operate 215 banking offices through our two subsidiary banks. The magnitude of our franchise reflects our strategy of growing through acquisitions, with eight transactions completed from November 2000 to October 2007. While the majority of our deposits have thus been acquired or gathered through our branch network, our mix of deposits also includes brokered certificates of deposit (“CDs”) and brokered money market accounts. Depending on the availability and pricing of such wholesale funding sources, we typically refrain from pricing our retail deposits at the higher end of the market in order to contain or reduce our funding costs.

At December 31, 2008, deposits totaled $14.3 billion, representing a $1.1 billion increase from the balance recorded at the prior year-end. Core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing deposits) rose $1.3 billion year-over-year, to $7.5 billion, and represented 52.4% of total deposits at the current year-end.

NOW and money market accounts represented $3.8 billion of the December 31, 2008 total, and were up $1.4 billion from the balance recorded at December 31, 2007. Included in the balance at the current year-end were brokered money market accounts of $1.5 billion, as compared to $2.9 million at the prior year-end.

The increase in deposits was also due to a $115.0 million rise in savings accounts to $2.6 billion, which tempered the impact of a $226.0 million decline in non-interest-bearing accounts to $1.0 billion.

CDs represented $6.8 billion, or 47.6%, of total deposits at December 31, 2008, and were down $116.1 million from the balance recorded at December 31, 2007. The reduction reflects our strategy of allowing the run-off of higher-cost deposits in a year when their retention would have required us to match or exceed the higher rates being paid by certain competitors. Included in the year-end 2008 balance of CDs were brokered CDs of $1.6 billion, representing a $1.0 billion increase from the year-earlier amount. The balance of CDs at December 31, 2008 also includes CDs in excess of $100,000 which feature preferential rates of interest and are accepted by both the Community Bank and the Commercial Bank.

Borrowed Funds

The cost of our borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate as it deems necessary. During 2008, the target federal funds rate was reduced from 4.25% at the start of the year to a range of zero to 0.25% in mid-December. Rather than raise the rates on our NOW and money market accounts and CDs, we opted to engage in a strategic reduction of such higher-cost retail funding, and increased our use of wholesale and other borrowings at a time when they featured more attractive rates. Accordingly, the balance of wholesale borrowings rose $149.5 million to $12.3 billion at December 31, 2008.

FHLB-NY advances represented $7.7 billion of wholesale borrowings at December 31, 2008, and were down $74.3 million from the balance recorded at December 31, 2007. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB-NY advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at year-end 2008 were repurchase agreements of $4.5 billion, representing a $73.8 million increase from the balance at December 31, 2007. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to an ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use. Also included in wholesale borrowings were overnight federal funds purchased of $150.0 million; there were no such borrowings outstanding at December 31, 2007.

A significant portion of our wholesale borrowings at year-end 2008 consisted of callable advances and callable repurchase agreements. At December 31, 2008, $7.3 billion of our wholesale borrowings were callable in 2009; $1.6 billion and $2.2 billion were callable in 2010 and 2011, respectively. Given the current interest rate environment, we do not expect these borrowings to be called.

We also had borrowed funds in the form of junior subordinated debentures at December 31, 2008 and 2007 that totaled $484.2 million and $484.8 million, respectively. Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of these borrowed funds.

Other borrowings totaled $669.4 million at December 31, 2008, and were up $432.2 million year-over-year. The increase reflects the issuance of $602.0 million of fixed rate senior notes under the TLGP in December, and was tempered by the maturity of a $75.0 million senior note acquired in our 2003 acquisition of Roslyn Bancorp, Inc. (“Roslyn”) and the repurchase of $94.2 million of preferred stock of subsidiaries.

Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our borrowed funds.

Liquidity, Contractual Obligations and Off-balance-sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by erratic loan and deposit demand.

As discussed under “Sources of Funds,” the loans we produce are funded through four primary sources: (1) cash flows from the repayment of loans and securities; (2) cash flows from the sale of securities; (3) the deposits we acquire in connection with our business combinations and those we gather organically through our branch network, as well as brokered deposits; and (4) borrowed funds, primarily in the form of wholesale borrowings.

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

Our principal investing activity is multi-family lending, which is supplemented by the production of CRE and, to a lesser extent, ADC and C&I loans. In 2008, loan originations totaled $5.9 billion, including multi-family loans and CRE loans of $3.2 billion and $1.1 billion, respectively. The growth of our loan portfolio in the last year was primarily funded with cash flows from loan repayments, borrowed funds, and brokered deposits, while the cash flows from the sale and repayment of securities were primarily reinvested into GSE securities. As a result, the net cash used by investing activities in 2008 totaled $2.1 billion.

In 2008, the net cash provided by financing activities totaled $1.7 billion, primarily reflecting a $1.1 billion net increase in cash flows from deposits and the net proceeds of $339.2 million from our common stock offering in May 2008. These inflows were partially offset by the use of $333.5 million for the payment of cash dividends. In addition, our operating activities provided net cash of $244.8 million in 2008.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $203.2 million at December 31, 2008. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $1.0 billion at the end of December, and from the Banks’ approved lines of credit with the FHLB-NY.

CDs due to mature in one year or less from December 31, 2008 totaled $5.9 billion, representing 86.8% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. As previously mentioned, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

In 2008, the primary sources of funds for the Company on an unconsolidated basis (i.e., the “Parent Company”) included dividend payments from the Banks and the sale and repayment of investment securities. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the New York State Superintendent of Banks (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulation.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2008, the Banks paid dividends totaling $100.0 million to the Parent Company, leaving $146.3 million that they could dividend to the Parent Company without regulatory approval at December 31st. In addition, the Parent Company had $129.3 million in cash and cash equivalents at year-end 2008, together with $9.6 million of available-for-sale securities. If either of the Banks applies to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such an application would be approved by the regulatory authorities.

Contractual Obligations and Off-balance-sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs to our customers under contract, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “deposits” and “borrowed funds,” respectively. At December 31, 2008, we recorded CDs of $6.8 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $12.5 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $182.4 million at December 31, 2008.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations:

(in thousands)	Certificates of Deposit	Long-Term Debt(1)	Operating Leases	Total
One year or less	$5,901,229	$434	$25,397	$5,927,060
One to three years	663,080	625,876	47,281	1,336,237
Three to five years	181,948	1,374,889	39,546	1,596,383
More than five years	50,714	10,482,611	70,178	10,603,503

Total	$6,796,971	$12,483,810	$182,402	$19,463,183

(1)	Includes FHLB-NY advances, repurchase agreements, junior subordinated debentures, preferred stock of subsidiaries, and senior notes.

We had no contractual obligations to purchase loans or securities at December 31, 2008.

At December 31, 2008, we had significant commitments to extend credit in the form of mortgage and other loan originations. These off-balance-sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

At December 31, 2008, commitments to originate mortgage loans amounted to $541.2 million; commitments to originate other loans amounted to $494.5 million, including unadvanced lines of credit. The majority of our loan commitments were expected to be funded within 90 days of that date.

In addition, we had off-balance-sheet commitments to issue commercial, performance, and financial stand-by letters of credit of $22.6 million, $16.7 million, and $23.4 million, respectively, at December 31, 2008.

Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority of the transactions we execute are used to settle payments in international trade. Typically, such letters of credit require presentation of documents that describe the commercial transaction, and provide evidence of shipment, and the transfer of title.

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

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2008:

(in thousands)
Mortgage Loan Commitments:
Multi-family loans	$188,119
Commercial real estate loans	75,961
Acquisition, development, and construction loans	249,951
1–4 family loans	27,137

Total mortgage loan commitments	$541,168
Other loan commitments	494,457

Total loan commitments	$1,035,625
Commercial, performance, and financial stand-by letters of credit	62,741

Total commitments	$1,098,366

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Capital Position

Stockholders’ equity rose $36.9 million from the balance recorded at December 31, 2007 to $4.2 billion at December 31, 2008. The latter amount was equivalent to 13.00% of total assets, and a book value of $12.25 per share, while the year-end 2007 amount was equivalent to 13.68% of total assets and a book value of $12.95 per share. The calculations of book value per share at December 31, 2008 and 2007 were based on 344,353,808 shares and 322,834,839 shares, respectively.

We calculate book value per share by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then divide our total stockholders’ equity by the resultant number of shares. Primarily reflecting the issuance of 17,871,000 shares in the second quarter, the number of shares outstanding rose to 344,985,111 at December 31, 2008 from 323,812,639 at December 31, 2007. Included in the respective year-end amounts were unallocated ESOP shares of 631,303 and 977,800. (Please see the definition of book value per share that appears in the Glossary on page 5 of this report.)

The increase in stockholders’ equity in 2008 was largely due to the secondary offering of common stock we completed in the second quarter, which generated net proceeds of $339.2 million. The increase was tempered by three significant factors, the first of which was the distribution of dividends totaling $333.5 million in the form of four quarterly cash dividends of $0.25 per share, or $1.00 per share, annualized. The other two factors reflect the impact of the decline in the capital markets. Primarily reflecting a reduction in the value of our pension plan assets, we recorded a $50.1 million charge to stockholders’ equity in connection with our pension and post-retirement obligations, which exceeded the year-earlier charge by $43.6 million. In addition, we recorded after-tax net unrealized securities losses of $37.2 million, reflecting a year-over-year increase of $22.4 million. The two charges to stockholders’ equity are reflected in the accumulated other comprehensive loss, net of tax (the “AOCL”) in our Consolidated Statements of Condition. The AOCL rose $66.0 million from the balance at December 31, 2007 to $87.3 million at December 31, 2008.

Tangible stockholders’ equity rose $61.3 million from the balance at December 31, 2007 to $1.7 billion at December 31, 2008. As discussed in greater detail on page 79, we calculate our tangible stockholders’ equity by subtracting the goodwill and CDI stemming from our various business combinations from the balance of stockholders’ equity. At December 31, 2008, we recorded goodwill of $2.4 billion and CDI, net, of $87.8 million, as compared to $2.4 billion and $111.1 million, respectively, at the prior year-end. The year-over-year increase in tangible stockholders’ equity reflects the benefit of the net proceeds from the aforementioned secondary common stock offering.

The ratio of tangible stockholders’ equity to tangible assets declined from 5.83% at December 31, 2007 to 5.66% at December 31, 2008, primarily reflecting the increase in AOCL. Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose from 5.90% at December 31, 2007 to 5.94% at December 31, 2008. (Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity and the related measures on page 79 of this report.)

Consistent with our focus on capital strength and preservation, the level of stockholders’ equity at December 31, 2008 continued to exceed the minimum federal requirements for a bank holding company. The following tables set forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis at December 31, 2008 and 2007, and the respective minimum regulatory requirements:

Regulatory Capital Analysis

At December 31, 2008 (dollars in thousands)	Actual		Minimum Required Ratio
	Amount	Ratio
Total risk-based capital	$2,430,510	11.96%	8.00%
Tier 1 risk-based capital	2,336,142	11.49	4.00
Leverage capital	2,336,142	7.84	4.00

At December 31, 2007 (dollars in thousands)	Actual		Minimum Required Ratio
	Amount	Ratio
Total risk-based capital	$2,414,558	12.58%	8.00%
Tier 1 risk-based capital	2,321,764	12.10	4.00
Leverage capital	2,321,764	8.32	4.00

Although the U.S. Treasury approved our application for a $596.0 million capital infusion under the Capital Purchase Program of the TARP, we announced our decision to decline the infusion on January 13, 2009. That decision was largely based on the strength of our capital position at December 31, 2008.

Pursuant to a final rule adopted by the Federal Reserve Board in 2005, bank holding companies are allowed to continue, on a limited basis, the inclusion of trust preferred securities in Tier 1 capital. Under this rule, trust preferred securities and other elements of restricted core capital are subject to stricter quantitative limits. It is currently management’s expectation that our regulatory capital ratios will continue to exceed the minimum levels required, despite the stricter quantitative limits applied under the final rule, which will become effective on March 31, 2009.

The capital strength of the Company is paralleled by the solid capital position of the Banks. At December 31, 2008, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions under the Federal Deposit Insurance Corporation Improvement Act of 1991, as further discussed in Note 16 to the Consolidated Financial Statements, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2008 and 2007 COMPARISON

Earnings Summary

Our 2008 earnings were highlighted by a $59.0 million, or 9.6%, increase in net interest income to $675.5 million, and by a ten-basis point increase in our net interest margin to 2.48%. The increases were driven by double-digit loan growth and by a meaningful reduction in our cost of funds. The increase in net interest income occurred despite a $32.8 million decline in prepayment penalty income to $24.9 million, which was equivalent to a nine-basis point reduction in our average asset yield.

The reduction in our funding costs was partly due to the steady decline in the target federal funds rate, but also to certain strategic actions we took during the year. In May and June 2008, we prepaid $4.0 billion of higher-cost borrowed funds, as previously mentioned, and replaced those funds with $3.8 billion of wholesale borrowings featuring lower interest rates.

While the repositioning of our debt contributed to the expansion of our margin and net interest income in the third and fourth quarters, it generated a pre-tax charge of $325.0 million in the second quarter of the year. Of the latter amount, $39.6 million was recorded as interest expense, thus reducing our net interest income by that amount to the aforementioned level and our net interest margin by 15 basis points to the measure cited above. The remaining $285.4 million of the pre-tax charge was recorded in non-interest expense.

Primarily reflecting the $285.4 million debt repositioning charge, and a $21.2 million increase in operating expenses to $320.8 million, non-interest expense rose $304.0 million to $629.5 million year-over-year. The increase in operating expenses in large part reflects the full-year impact of our acquisitions of PennFed, Synergy, and 11 branches of Doral Bank, FSB (“Doral”), in New York City, which not only increased our number of branches, but also our staffing and general and administrative (“G&A”) expense.

On an after-tax basis, the combined debt repositioning charge reduced our 2008 earnings by $199.2 million, or $0.60 per common and diluted share.

The decline in the capital markets also had an impact on our 2008 performance, as we recorded total losses of $104.3 million on the OTTI of securities during the year. The OTTI charges reduced our 2008 non-interest income to $15.5 million and, on an after-tax basis, reduced our 2008 earnings by $62.7 million, or $0.19 per diluted share.

In view of the weakening economy and the increase in non-performing assets, we also recorded a $7.7 million provision for loan losses in 2008. Reflecting the loan loss provision and net charge-offs of $6.1 million, the allowance for loan losses rose to $94.4 million at the end of the year.

While our 2008 earnings were highlighted by the increase in net interest income and the expansion of our net interest margin, the benefits of these increases were exceeded by the combined after-tax impact of the debt repositioning and OTTI charges, which reduced our earnings by $261.9 million, or $0.79 per basic and diluted share. Reflecting the impact of the latter amount on our performance, we recorded earnings of $77.9 million, or $0.23 per basic and diluted share in 2008. Our results for 2008 include an income tax benefit of $24.1 million.

In 2007, we recorded earnings of $279.1 million, equivalent to $0.90 per basic and diluted share. Our 2007 earnings reflected the nine-month benefit of the PennFed transaction, the five-month benefit of the Doral transaction, and the three-month benefit of the transaction with Synergy. In addition, our 2007 earnings reflected the following after-tax gains and charges:

•	A $44.8 million gain on the sale of our Atlantic Bank headquarters in Manhattan;

•	A $2.6 million benefit from certain tax audit developments;

•	A $1.2 million net gain on the sale of securities;

•	A $38.7 million loss on the OTTI of securities recorded in connection with the post-PennFed repositioning of our balance sheet;

•	A $2.2 million charge for the prepayment of wholesale borrowings in connection with the repositioning of our balance sheet following the acquisition of PennFed;

•	A $2.1 million charge for the merger-related allocation of ESOP shares in connection with our PennFed and Synergy transactions;

•	A $1.2 million loss on debt redemption, in connection with the early redemption of certain trust preferred securities; and

•	A $650,000 charge relating to our membership interest in Visa U.S.A.

The net effect of these after-tax gains and charges was a $3.8 million, or $0.01 per share, contribution to our 2007 earnings and our basic and diluted earnings per share.

Net Interest Income

The level of net interest income is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by various external factors, including the local economy, competition for loans and deposits, the monetary policy of the FOMC, and market interest rates.

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow from one another), as it deems necessary. While the target federal funds rate held at 5.25% through September 18, 2007, it was lowered to 4.25% by the end of that year. As a result of the steady economic decline that followed, the target federal funds rate was lowered seven times in 2008 in an effort to re-energize the economy. As home sales continued to fall and unemployment continued to increase, the FOMC reduced the target federal funds rate to an historically low range of zero to 0.25% on December 16, 2008.

As a result of the decline in short-term interest rates, we substantially reduced our cost of deposits, as well as our cost of borrowed funds over the course of the year. With a number of competitors offering excessive rates to attract deposits, we chose to utilize lower-cost funds to fuel our loan and asset growth. Consistent with our practice of using wholesale funds when they present an attractively priced alternative to retail funding, we increased our use of lower-cost brokered deposits in 2008.

To further reduce our funding costs, we also decided to reposition our borrowed funds in the second quarter of the year. While the debt repositioning charge added $39.6 million to the year’s interest expense and 31 basis points to our average cost of funds (thus reducing our net interest income and net interest margin by the same figures), the benefits of the debt repositioning were reflected in our third and fourth quarter 2008 measures, and will continue to be reflected in our performance in the quarters ahead.

The yields generated by our loans and other interest-earning assets are typically driven by intermediate-term interest rates, which are set by the market and generally vary from day to day. Although the disparity between short- and long-term rates resulted in an inverted yield curve in 2006 and the first half of 2007, the yield curve flattened out midway through that year and then began to grow steeper as short-term rates began to decline at a faster pace than long-term interest rates. As this disparity between short- and long-term rates continued, the yield curve grew even steeper, benefiting our net interest income and our margin in 2008.

Our net interest income also reflects the benefit of the increase in lending, as the departure of certain competitors from our market enabled us to increase our loan production, and thus offset the impact of a decline in refinancing activity. In the face of mounting uncertainty about the financial and real estate markets, many of the property owners we lend to chose to postpone the refinancing of their multi-family and CRE loans in the past year. As a result, prepayment penalty income declined by 56.8% from $57.6 million in 2007 to $24.9 million in 2008. While the decline in prepayment penalty income reduced the average yields on our loans and assets, the impact of these reductions was significantly exceeded by the benefit of the increase in the average balances.

As a result of these factors, our net interest income rose $59.0 million, or 9.6%, year-over-year, to $675.5 million, and our net interest margin rose ten basis points to 2.48%. The benefits of our actions during the year are more fully reflected in our fourth quarter 2008 measures. In the last three months of 2008, and despite a $2.1 million decline in prepayment penalty income to $2.4 million, our net interest income rose $47.2 million, or 30.6%, year-over-year to $201.6 million, and our net interest margin rose 51 basis points year-over-year, to 2.87%.

Interest Income

The $38.4 million increase in interest income was driven by a $1.3 billion rise in the average balance of interest-earning assets to $27.2 billion and tempered by a 15-basis point decline in the average yield to 5.90%. Loans generated $1.3 billion of the interest income recorded in 2008, representing a $42.9 million increase from the year-earlier level. The latter increase was the result of a $1.4 billion rise in the average balance of loans to $20.8 billion, which exceeded the impact of a 22-basis point decline in the average yield to 6.05%. Significantly, the increase in our interest income was achieved despite the aforementioned decline in prepayment penalty income, as refinancing activity declined.

Securities accounted for $341.9 million of the interest income produced in 2008, representing a $22.3 million increase from the year-earlier amount. The increase was fueled by a $374.4 million rise in the average balance to $6.2 billion, together with a three-basis point rise in the average yield to 5.47%. The higher balance reflects our investments in GSE obligations during the year.

The interest income produced by money market investments declined $26.9 million to $2.9 million, as the average balance of such assets declined $487.8 million to $106.7 million and the average yield fell 226 basis points to 2.76%. The decline in the average balance primarily reflects the allocation of cash flows into loan production and the decline in the average yield reflects the year-long reduction in market interest rates.

Interest Expense

The $20.6 million decrease in interest expense was the net effect of a 29-basis point decline in the average cost of funds to 3.63% and a $1.3 billion increase in the average balance of interest-bearing liabilities to $25.6 billion.

The level of interest expense recorded in 2008 was increased by the debt repositioning charge recorded in the second quarter. In addition to adding $39.6 million to the interest expense produced in 2008 by borrowed funds and interest-bearing liabilities, the debt repositioning charge added 31 and 15 basis points to the respective average costs of such funds. The interest expense produced by borrowed funds rose $56.9 million year-over-year, to $581.2 million, as the average balance rose $899.3 million to $12.9 billion, offsetting a 29-basis point decrease in the average cost of funds to 3.63%.

Interest-bearing deposits produced interest expense of $348.4 million in 2008, reflecting a year-over-year reduction of $77.4 million, as a $439.2 million increase in the average balance to $12.7 billion was more than offset by a 73-basis point decline in the average cost to 2.74%. CDs accounted for $271.6 million of the interest expense produced in 2008, reflecting a year-over-year reduction of $36.1 million. The decrease was the net effect of a $127.9 million rise in the average balance of CDs to $6.8 billion, and a 62-basis point drop in the average cost of such funds to 3.99%.

The interest expense produced by savings accounts also declined in 2008, to $22.1 million, from $27.6 million in the year-earlier twelve months. The decrease stemmed from a 25-basis point decline in the average cost of such funds to 0.84%, which more than offset the impact of an $87.4 million rise in the average balance to $2.6 billion. NOW and money market accounts produced 2008 interest expense of $54.6 million, representing a year-over-year reduction of $35.7 million. The decline was the net effect of a $205.5 million increase in the average balance to $3.1 billion and a 135-basis point decline in the average cost to 1.74%. The higher average balance reflects our increased use of brokered deposits, while the decline in the average cost reflects the year-long decrease in short-term interest rates.

Non-interest-bearing deposits averaged $1.2 billion in 2008, down $21.7 million from the average balance recorded in the year-earlier twelve months.

Interest Rate Spread and Net Interest Margin

The same factors that contributed to the growth of our net interest income contributed to the expansion of our interest rate spread and net interest margin in 2008. At 2.27%, our spread was 14 basis points higher than the year-earlier measure; at 2.48%, our margin was up 10 basis points year-over-year. The extent to which these measures expanded in 2008 was constrained by the 15 basis points that were added by the aforementioned debt repositioning charge to our average cost of funds.

In addition, the average yields we recorded on our average balances of loans and interest-earning assets were reduced by the aforementioned decline in prepayment penalty income stemming primarily from multi-family and CRE loans. Prepayment penalty income added 22 basis points to each of our spread and margin in 2007; in contrast, prepayment penalty income added nine basis points to each of our spread and margin in 2008.

Accordingly, it should be noted that the level of prepayment penalty income in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on current market conditions, including real estate values, the perceived or actual direction of market interest rates, and the contractual repricing and maturity dates of our multi-family and CRE loans. As a result, the level of prepayment penalty income we record is unpredictable.

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

	For the Years Ended December 31,
	2008				2007				2006
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$20,843,714	$1,260,291	6.05%		$19,425,469	$1,217,348	6.27%		$18,882,661	$1,118,467	5.92%
Securities(2)(3)	6,248,079	341,895	5.47		5,873,649	319,566	5.44		5,831,048	288,979	4.96
Money market investments	106,747	2,943	2.76		594,533	29,831	5.02		27,740	1,254	4.52

Total interest-earning assets	27,198,540	1,605,129	5.90		25,893,651	1,566,745	6.05		24,741,449	1,408,700	5.69
Non-interest-earning assets	3,961,236				3,754,921				3,371,195

Total assets	$31,159,776				$29,648,572				$28,112,644

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$3,131,137	$54,599	1.74%		$2,925,648	$90,346	3.09%		$3,519,471	$116,055	3.30%
Savings accounts	2,617,590	22,075	0.84		2,530,191	27,588	1.09		2,493,592	17,856	0.72
Certificates of deposit	6,811,031	271,615	3.99		6,683,162	307,764	4.61		5,939,897	249,286	4.20
Mortgagors’ escrow	148,512	104	0.07		130,035	126	0.10		128,591	176	0.14

Total interest-bearing deposits	12,708,270	348,393	2.74		12,269,036	425,824	3.47		12,081,551	383,373	3.17
Borrowed funds	12,890,813	581,241	4.51		11,991,559	524,391	4.37		11,126,640	463,761	4.17

Total interest-bearing liabilities	25,599,083	929,634	3.63		24,260,595	950,215	3.92		23,208,191	847,134	3.65
Non-interest-bearing deposits	1,170,999				1,192,683				1,110,486
Other liabilities	212,362				279,352				251,596

Total liabilities	26,982,444				25,732,630				24,570,273
Stockholders’ equity	4,177,332				3,915,942				3,542,371

Total liabilities and stockholders’ equity	$31,159,776				$29,648,572				$28,112,644

Net interest income/interest rate spread		$675,495	2.27%			$616,530	2.13%			$561,566	2.04%

Net interest-earning assets/net interest margin	$1,599,457		2.48%		$1,633,056		2.38%		$1,533,258		2.27%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Increase/(Decrease)			Increase/(Decrease)
	Due to		Net	Due to		Net
(in thousands)	Volume	Rate		Volume	Rate
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$82,848	$(39,905)	$42,943	$32,770	$66,111	$98,881
Securities	20,479	1,850	22,329	2,126	28,461	30,587
Money market investments	(17,357)	(9,531)	(26,888)	28,424	153	28,577

Total	85,970	(47,586)	38,384	63,320	94,725	158,045

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	6,877	(42,624)	(35,747)	(18,678)	(7,031)	(25,709)
Savings accounts	992	(6,505)	(5,513)	266	9,466	9,732
Certificates of deposit	6,020	(42,169)	(36,149)	32,901	25,577	58,478
Borrowed funds	40,189	16,661	56,850	37,136	23,494	60,630
Mortgagors’ escrow	23	(45)	(22)	2	(52)	(50)

Total	54,101	(74,682)	(20,581)	51,627	51,454	103,081

Change in net interest income	$31,869	$27,096	$58,965	$11,693	$43,271	$54,964

Provision for Loan Losses

The provision for loan losses is based on management’s assessment of the adequacy of the loan loss allowance. This assessment is made periodically and considers several factors, including the current and historical performance of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs; local economic conditions; the direction of real estate values; and current trends in regulatory supervision.

Notwithstanding the historical strength of the Company’s asset quality measures, we recorded a provision for loan losses in 2008. Although net charge-offs represented 0.029% of average loans for the year, and non-performing loans represented 0.51% of total loans at the end of December, the weakening of the economy, coupled with an increase in net charge-offs and non-performing assets, contributed to the need to record a provision for loan losses in 2008.

Accordingly, for the twelve months ended December 31, 2008, the provision for loan losses totaled $7.7 million, exceeding the $6.1 million of net charge-offs recorded over the course of the year. The net effect was a year-over-year increase of $1.6 million in the loan loss allowance to $94.4 million at December 31, 2008. No loan loss provision was recorded in the prior twelve-month period.

Please see “Critical Accounting Policies” and “Asset Quality” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses.

Non-Interest Income

The non-interest income we produce stems from several sources, some of which are ongoing and some of which are not. Among our ongoing sources of non-interest income are “fee income” in the form of retail deposit fees and charges on loans; income from our investment in BOLI; and “other income” derived from such varied sources as the sale of third-party investment products; the sale of one- to four-family loans on a conduit basis; and revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm.

In 2008, these ongoing sources of non-interest income totaled $102.3 million, $820,000 shy of the level recorded in the prior year. While BOLI income rose $2.5 million year-over-year to $28.6 million, the increase was offset by a $979,000 decline in fee income to $41.2 million, coupled with a $2.3 million reduction in other income to $32.5 million. The decline in other income was limited by a $2.6 million increase in the revenues produced through the sale of third-party investment products, as the merger-related expansion of our branch network in 2007 resulted in an increase in our customer base. Also included in other income in 2008 was a Visa-related gain of $1.6 million, which included $1.1 million resulting from the mandatory redemption of shares received in connection with Visa, Inc.’s initial public offering in the first quarter of 2008, and $500,000 which served to reduce a portion of the $1.0 million Visa-related charge recorded in fourth quarter 2007 operating expenses.

Among the reasons for the decline in other income was a $1.7 million reduction in the revenues produced by PBC, given the broad decline in the capital markets in 2008. In addition, the decline in other income reflects the decision to discontinue the outsourcing of payment services relating to teller checks and money orders, and to assume this function in house.

While these ongoing revenue sources contributed to our non-interest income in 2008 and 2007, certain other factors exceeded their impact in each of these years. In 2008, our non-interest income was substantially reduced by the aforementioned OTTI charges on securities of $104.3 million, a reflection of the decline in the capital markets over the course of the year. The impact of the OTTI charges on our 2008 non-interest income was only partly offset by a $17.0 million gain on debt repurchase and by a $573,000 net gain on the sale of securities, both occurring in the fourth quarter of the year.

In the second quarter of 2007, we recorded an OTTI charge on securities of $57.0 million, in anticipation of selling the impaired securities later in the year. The sale of securities was consistent with our practice of repositioning our balance sheet following a merger transaction; in April 2007, we had completed our acquisition of PennFed. The impact of the OTTI charge on our 2007 non-interest income, and of a $1.8 million pre-tax loss on debt repurchase, was exceeded by the benefit of a $64.9 million gain on the sale of our Atlantic Bank headquarters in Manhattan, together with a $1.9 million net gain on the sale of securities, in the same year.

Largely reflecting the OTTI charges in 2008 and the gain on the sale of our Atlantic Bank headquarters in 2007, non-interest income totaled $15.5 million in the current twelve-month period, as compared to $111.1 million in the prior twelve-month period.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in 2008, 2007, and 2006, and the year-over-year changes in 2008 and 2007:

(dollars in thousands)	For the Year Ended Dec. 31, 2008	% Change 2007 to 2008	For the Year Ended Dec. 31, 2007	% Change 2006 to 2007	For the Year Ended Dec. 31, 2006
Fee income	$41,191	(2.32)%	$42,170	9.07%	$38,662
BOLI	28,644	9.57	26,142	10.64	23,627
Net gain on sale of securities	573	(69.65)	1,888	(37.75)	3,033
Gain (loss) on debt repurchases	16,962	1,017.86	(1,848)	0.59	(1,859)
Loss on mark-to-market of interest rate swaps	—	—	—	100.00	(6,071)
Loss on other-than-temporary impairment of securities	(104,317)	(83.15)	(56,958)	N/A	(313)
Gain on sale of bank-owned property	—	(100.00)	64,879	100.00	—
Other income:
PBC	13,205	(11.41)	14,905	9.75	13,581
Third-party investment product sales	12,188	27.77	9,539	32.49	7,200
Gain on sale of 1-4 family and other loans	326	(53.76)	705	1.73	693
Other	6,757	(30.12)	9,670	(7.35)	10,437

Total other income	32,476	(6.73)	34,819	9.11	31,911

Total non-interest income	$15,529	(86.02)%	$111,092	24.84%	$88,990

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and G&A expenses; and the amortization of the CDI stemming from our various business combinations.

Operating expenses totaled $320.8 million in 2008, as compared to $299.6 million in 2007, as compensation and benefits expense rose $10.8 million to $170.0 million, occupancy and equipment expense rose $2.1 million to $70.7 million, and G&A expense rose $8.4 million to $80.2 million. While each of these increases reflects the full-year impact of our 2007 business combinations, a number of other factors contributed to the year-over-year increase.

For example, the higher level of compensation and benefits expense reflects normal salary increases, together with the distribution of stock awards under the terms of our shareholder-approved management and stock incentive plans. The increase in G&A expense largely reflects an increase in professional fees, higher advertising costs, and an increase in FDIC insurance premiums.

In 2007, our compensation and benefits expense was increased by a $2.2 million charge relating to the allocation of ESOP shares in connection with our PennFed and Synergy acquisitions. No comparable charge was recorded in 2008. In addition, our 2007 G&A expense was increased by a $1.0 million pre-tax charge relating to our membership interest in Visa, U.S.A., a subsidiary of Visa, Inc. (“Visa”). Of the latter amount, $500,000 was reversed through non-interest income in the first quarter of 2008.

In October 2007, Visa completed a reorganization in contemplation of its initial public offering, which subsequently occurred in the first quarter of 2008. As part of that reorganization, the Community Bank and the former Synergy Bank, along with many other banks across the nation, received shares of common stock of Visa. In accordance with U.S. generally accepted accounting principles (“GAAP”), we did not recognize any value for our common stock ownership interest in Visa.

Visa claims that all Visa, U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa set aside a portion of the proceeds from its initial public offering in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and plans to reduce the amount of shares to be allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Visa litigation charge was established based on our best estimate of the combined membership interests of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved.

The amortization of CDI rose $585,000 to $23.3 million in 2008, reflecting the full-year impact of our acquisitions of PennFed, Synergy, and Doral’s New York City-based branch network in 2007.

Operating expenses and CDI totaled $344.2 million in 2008, as compared to $322.3 million in 2007. Nonetheless, non-interest expense rose to $629.5 million from $325.5 million year-over-year. In 2008, our non-interest expense was increased by the pre-tax debt repositioning charge of $285.4 million, which significantly exceeded the $3.2 million debt repositioning charge recorded in the year-earlier twelve months.

Income Tax (Benefit) Expense

Income tax (benefit) expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions. In 2008, we recorded an income tax benefit of $24.1 million, as compared to income tax expense of $123.0 million in the prior year.

The income tax benefit recorded in 2008 reflects the combined impact of the debt repositioning charge of $325.0 million and OTTI charges of $104.3 million on our pre-tax income. Reflecting these factors, income before income tax expense totaled $53.8 million, and the effective tax rate equaled a negative 44.8%, in 2008. This anomaly was the result of the relatively constant level of certain favorable permanent differences and tax credits in a year when pre-tax income was reduced by the factors described above. In addition, the tax benefits recognized in 2008 include the release of a valuation allowance for the utilization of net operating losses to offset future New York State taxes, and the tax-free redemption of securities issued by subsidiaries of the Community Bank. While the pre-tax income we recorded in 2007 was reduced by a pre-tax OTTI charge of $57.0 million, the impact was largely offset by the $64.9 million gain on the sale of our Atlantic Bank headquarters in New York. Accordingly, income before income tax expense was $402.1 million in 2007, and the effective tax rate was 30.6%.

On April 23, 2008, new tax laws were enacted by New York State that were effective as of calendar year 2008. Included in these tax laws is a provision which requires the inclusion, for New York State tax purposes, of income earned by a subsidiary taxed as a Real Estate Investment Trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. This tax provision replaced the tax laws enacted in 2007 to address income earned by REIT subsidiaries. The full inclusion of such income will be completely phased in by 2011, at which time, the law is scheduled to sunset. This new provision resulted in a small deferred tax benefit in 2008 and did not have an impact on our current income tax expense for the year. However, the new provision will add approximately 2% to our overall effective tax rate, beginning in 2009.

Please see Note 9 to the Consolidated Financial Statements, “Federal, State, and Local Taxes,” within Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s income tax expense.

RESULTS OF OPERATIONS: 2007 and 2006 COMPARISON

Earnings Summary

We recorded earnings of $279.1 million in 2007, signifying a $46.5 million, or 20.0%, increase from the year-earlier level and a $0.09, or 11.1%, increase in diluted earnings per share to $0.90. Our basic earnings per share also equaled $0.90 in 2007, signifying a year-over-year increase of $0.08, or 9.8%.

Several factors contributed to the year-over-year increase in our 2007 net income. Net interest income rose $55.0 million, or 9.8%, to $616.5 million, partly reflecting a $28.1 million, or 95.2%, increase in prepayment penalty income that was primarily derived from multi-family and CRE loans. The latter increase contributed to a 36-basis point rise in the average yield on our interest-earning assets, which grew $1.2 billion year-over-year to $25.9 billion, and to an 11-basis point increase in our net interest margin to 2.38%. We also realized an $8.9 million, or 9.5%, increase in revenues from fee income, BOLI income, and other income to $103.1 million, which combined with the increase in net interest income to offset a $23.7 million increase in non-interest expense to $325.5 million. Largely reflecting our acquisition-driven expansion, operating expenses rose $43.2 million to $299.6 million, and CDI amortization rose $4.9 million to $22.8 million. The growth of our earnings was also tempered by a $6.9 million increase in income tax expense to $123.0 million, the net effect of a $53.4 million rise in pre-tax income and a reduction in the effective tax rate to 30.6%.

Also reflected in our 2007 earnings were the after-tax gains and charges described in the comparison of our 2008 and 2007 earnings, which resulted in a $3.8 million contribution to our 2007 net income, and a $0.01 per share contribution to our basic and diluted earnings per share.

Our 2007 earnings also reflect the nine-month benefit of the PennFed transaction, the five-month benefit of the Doral transaction, and the three-month benefit of the transaction with Synergy.

While our 2006 earnings reflected the eight-month benefit of our acquisition of Atlantic Bank of New York (“Atlantic Bank”) on April 2nd, the following after-tax charges reduced our 2006 earnings by $31.0 million, and our basic and diluted earnings per share by $0.11:

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

Net Interest Income

Net interest income totaled $616.5 million in 2007, representing a $55.0 million, or 9.8%, increase from the level recorded in 2006. Although interest expense rose $103.1 million year-over-year to $950.2 million, the increase was exceeded by a $158.0 million rise in interest income to $1.6 billion during that time.

The increase in net interest income was driven by a combination of factors, including the steepening of the yield curve that began midway through the year. In the first six months of 2006, the FOMC raised the federal funds rate to 5.25%, where it remained until September 18, 2007. From that date through the end of the year, the FOMC reduced the federal funds rate to 4.25%. While the increase in intermediate-term rates failed to keep pace with the increase in short-term rates of interest in 2006—resulting in a yield curve inversion—the yield curve began to move from inverted to flat midway through the year in 2007, and then began to grow steeper as short-term rates began to decline at a faster pace than long-term interest rates.

In addition, the level of net interest income recorded in 2007 benefited significantly from an increase in prepayment penalty income, especially in the first nine months of the year. Reflecting an increase in property sales and refinancing activity during that time, prepayment penalty income rose $28.1 million, or 95.2%, to $57.6 million in the twelve months ended December 31, 2007 from the level recorded in the twelve months ended December 31, 2006.

Our net interest income also reflected the benefit of our three business combinations, which contributed to the growth of our interest-earning assets and, in the case of the PennFed acquisition, provided us with an opportunity to reposition our balance sheet. The cash flows produced through the sale of PennFed’s loans in the second quarter were deployed into higher-yielding assets over the course of the year. On the liability side of the balance sheet, the transactions provided us with an infusion of deposits, enabling us to run off some of our higher-cost funding, which further contributed to the growth of our net interest income and net interest margin.

Another step taken during the year to enhance our net interest income and margin was the redemption of certain trust preferred securities bearing higher rates of interest, and the funding of these redemptions through the issuance of trust preferred securities featuring lower interest rates.

Interest Income

The 11.2% increase in interest income was driven by a $1.2 billion rise in the average balance of interest-earning assets to $25.9 billion and a 36-basis point increase in the average yield to 6.05%. Loans generated $1.2 billion of the interest income recorded during the year, representing a $98.9 million increase from the level recorded in the twelve months ended December 31, 2006. The latter increase was the result of a $542.8 million rise in the average balance of loans to $19.4 billion and a 35-basis point rise in the average yield to 6.27%. In addition to the aforementioned increase in prepayment penalty income, the higher average yield reflects the replenishment of the loan portfolio with higher-yielding loans.

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

To a lesser extent, the rise in interest income stemmed from a $28.6 million increase in the interest income produced by money market investments, the result of a $566.8 million rise in the average balance of such assets, to $594.5 million, and a 50-basis point rise in the average yield to 5.02%. During the year, our liquidity was enhanced by the cash flows from the sale of acquired assets, a portion of which was placed in money market investments pending reinvestment into higher-yielding securities and loans.

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

The interest expense produced by savings accounts also rose in 2007, to $27.6 million from $17.9 million in 2006. The increase stemmed from a $36.6 million rise in the average balance of such funds to $2.5 billion and a 37-basis point rise in the average cost to 1.09%. The increase in interest expense was partly offset by a $25.7 million reduction in the interest expense produced by NOW and money market accounts to $90.3 million, as the average balance of such funds declined by $593.8 million and the average cost declined 21 basis points to 3.09%. The higher average balances of CDs and savings accounts were largely attributable to our three acquisitions, while the reduction in NOW and money market accounts reflects our efforts to reduce our higher-cost funds over the course of the year.

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

Provision for Loan Losses

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

In view of these factors, and others considered in management’s assessment, no provision for loan losses was recorded during the twelve months ended December 31, 2007 or 2006.

Non-Interest Income

In 2007, our ongoing sources of non-interest income—fee income, BOLI income, and other income—reflected an improvement from the levels recorded in 2006. Fee income rose $3.5 million, or 9.1%, to $42.2 million, largely reflecting the acquisition-driven increase in depository accounts. We also realized a $2.5 million, or 10.6%, increase in BOLI income, the result of an increase in the underlying cash value of our investment, and the addition of $54.6 million in BOLI through the acquisitions of PennFed and Synergy. Other income rose 9.1% during this time, to $34.8 million, as an expected decline in joint venture income was exceeded by increased revenues from the sale of third-party investment products and an increase in the revenues produced by PBC.

While these ongoing revenue sources contributed to an increase in non-interest income in 2007, certain other factors had a more significant impact. Most notably, the sale of our Atlantic Bank headquarters in Manhattan generated a pre-tax gain of $64.9 million; we also recorded net gains on the sale of securities of $1.9 million during the year. These favorable factors were largely tempered by a $57.0 million pre-tax loss on the OTTI of securities, recorded in the second quarter, in anticipation of selling those securities in the third quarter of the year as previously discussed. The level of non-interest income also reflects a $1.8 million pre-tax loss on debt redemption, in connection with the early redemption of certain trust preferred securities.

In 2006, the level of non-interest income was reduced by a $313,000 loss on the OTTI of securities; a $1.9 million loss on debt redemption; and a $6.1 million loss on the mark-to-market of certain interest rate swaps. These negative factors were only partly offset by net gains of $3.0 million on the sale of securities.

Reflecting the year-over-year increase in fee income, BOLI income, and other income, and the impact of the additional factors cited above, we recorded non-interest income of $111.1 million in 2007, signifying a 24.8% increase from $89.0 million in 2006.

Non-Interest Expense

Largely reflecting our acquisition-driven expansion, operating expenses rose $43.2 million to $299.6 million in 2007 from the level recorded in the prior year. The increase was the result of a $20.5 million rise in compensation and benefits expense to $159.2 million; an $11.8 million increase in occupancy and equipment expense to $68.5 million; and a $10.9 million increase in G&A expense to $71.8 million.

In addition to the acquisition-driven growth of our branch and back-office staff, the rise in compensation and benefits expense reflected normal salary increases and expenses recorded in connection with certain stock incentive awards. The increase in 2007 compensation and benefits expense was partly offset by a year-over-year reduction in the merger-related charge stemming from the allocation of ESOP shares in connection with our bank acquisitions, to $2.2 million from $5.7 million in 2006.

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

Also included in 2007 G&A expense was a $1.0 million Visa litigation charge relating to our membership interest in Visa, as discussed in the comparison of our 2008 and 2007 non-interest expense.

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

Income Tax Expense

Income tax expense totaled $123.0 million in 2007, $6.9 million higher than the year-earlier amount. Although pre-tax income rose $53.4 million year-over-year, to $402.1 million, the increase was partly tempered by a reduction in the effective tax rate to 30.6% from 33.3% during this time.

The higher effective tax rate in 2006 was, in part, attributable to the non-deductibility of the merger-related charge that was recorded for the allocation of ESOP shares in connection with our acquisition of Atlantic Bank in April of that year. While a merger-related charge was also incurred in connection with our PennFed and Synergy acquisitions in 2007, the amount of the pre-tax charge in 2006 exceeded the 2007 amount by $3.5 million, as previously discussed under “non-interest expense.” In addition, our 2006 income tax expense included the establishment of certain deferred tax valuation allowances.

As a result of developments and settlements of IRS and New York tax audits, the Company adjusted its reserve for unrecognized tax benefits and related interest accrual in 2007. These tax adjustments had an immaterial impact on the Company’s income tax expense for the year.

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007:

	2008				2007
(in thousands, except per share data)	4th(1)	3rd(2)	2nd(3)	1st	4th	3rd(4)	2nd(5)	1st
Net interest income	$201,607	$181,879	$130,550	$161,459	$154,408	$154,852	$161,082	$146,188
Provision for loan losses	5,600	400	1,700	—	—	—	—	—
Non-interest income (loss)	29,023	(19,332)	(22,659)	28,497	26,498	84,442	(23,929)	24,081
Non-interest expense	86,655	84,335	373,690	84,850	87,913	78,655	84,608	74,347

Income (loss) before income taxes	138,375	77,812	(267,499)	105,106	92,993	160,639	52,545	95,922
Income tax expense (benefit)	36,143	19,748	(112,716)	32,735	25,613	49,730	16,571	31,103

Net income (loss)	$102,232	$58,064	$(154,783)	$72,371	$67,380	$110,909	$35,974	$64,819

Basic earnings (loss) per share	$0.30	$0.17	$(0.47)	$0.22	$0.21	$0.36	$0.12	$0.22

Diluted earnings (loss) per share	$0.30	$0.17	$(0.47)	$0.22	$0.21	$0.35	$0.12	$0.22

(1)	Includes a pre-tax loss of $10.6 million on the other-than-temporary impairment of securities and a non-taxable $16.0 million gain on debt repurchase, which were recorded in non-interest income. On an after-tax basis, the combination increased our net income in the quarter by $9.8 million, or $0.03 per diluted share, after-tax.
(2)	Includes a pre-tax loss of $44.2 million on the other-than-temporary impairment of securities which was recorded in non-interest income. On an after-tax basis, the charge was equivalent to $26.7 million, or $0.08 per diluted share.
(3)	Includes a pre-tax debt repositioning charge of $325.0 million and a litigation settlement charge of $3.4 million, both of which were recorded in non-interest expense. Also includes a loss of $49.6 million on the other-than-temporary impairment of securities which was recorded in non-interest income. On an after-tax basis, the collective charges were equivalent to $231.3 million, or $0.70 per diluted share.
(4)	Includes a pre-tax gain of $64.9 million on the sale of bank-owned property that was recorded in non-interest income and was equivalent to $44.8 million, or $0.14 per diluted share, after-tax.
(5)	Includes a pre-tax loss of $57.0 million on the other-than-temporary impairment of securities and a $1.8 million loss on debt redemption, both of which were recorded in non-interest income. Also includes a charge of $3.2 million for the prepayment of wholesale borrowings which was recorded in non-interest expense. On an after-tax basis, the collective charges were equivalent to $42.1 million, or $0.13 per diluted share.

IMPACT OF INFLATION

The Consolidated Financial Statements and notes thereto presented in this report have been prepared in accordance with GAAP, which require that we measure our financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of a bank’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and CDI, and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include the accumulated comprehensive loss, net of tax (“AOCL”). The AOCL consists of after-tax net unrealized losses on securities and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding the AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to below and earlier in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related measures at December 31, 2008 and 2007 follow:

	December 31,
(dollars in thousands)	2008	2007
Total stockholders’ equity	$4,219,246	$4,182,313
Less: Goodwill	(2,436,401)	(2,437,404)
Core deposit intangibles	(87,780)	(111,123)

Tangible stockholders’ equity	$1,695,065	$1,633,786

Total assets	$32,466,906	$30,579,822
Less: Goodwill	(2,436,401)	(2,437,404)
Core deposit intangibles	(87,780)	(111,123)

Tangible assets	$29,942,725	$28,031,295

Stockholders’ equity to total assets	13.00%	13.68%

Tangible stockholders’ equity to tangible assets	5.66%	5.83%

Tangible stockholders’ equity	$1,695,065	$1,633,786
Add back: Accumulated other comprehensive loss, net of tax	87,319	21,315

Adjusted tangible stockholders’ equity	$1,782,384	$1,655,101

Tangible assets	$29,942,725	$28,031,295
Add back: Accumulated other comprehensive loss, net of tax	87,319	21,315

Adjusted tangible assets	$30,030,044	$28,052,610

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.94%	5.90%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To manage our interest rate risk in 2008, we continued to pursue the core components of our business model: (1) We placed an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized the cash flows from loan and securities repayments to fund our loan production, as well as our more limited investments in GSE securities; (3) We capitalized on the decline in the federal funds rate to reduce our retail funding costs; and (4) We utilized wholesale funding sources, including brokered deposits, to support our loan production when such funding presented an attractively priced alternative to retail funds. To further reduce our funding costs, we prepaid $4.0 billion of higher-cost borrowed funds and replaced them with $3.8 billion of lower-cost wholesale borrowings, and we issued $602.0 million of fixed rate senior notes ($512.0 million maturing on December 16, 2011 and $90.0 million maturing on June 22, 2012) under the TLGP.

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

At December 31, 2008, our one-year gap was a positive 0.16%, as compared to a positive 3.37% at December 31, 2007. The movement of our one-year gap was partly attributable to the extension of our wholesale borrowings to terms exceeding one year. In contrast to December 31, 2007, when 20.3% of our borrowed funds were expected to mature or be called within a twelve-month period, 10.0% of our borrowed funds were expected to mature or be called within one year at December 31, 2008. The movement in our one-year gap also reflects the extended maturity of other securities, in addition to the shortened maturities of our money market accounts which resulted from the increase in brokered funds.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2008 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 18% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At December 31, 2008
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$3,236,778	$4,119,971	$8,493,052	$5,375,277	$701,530	$151,907	$22,078,515
Mortgage-related securities(2)(3)	516,776	357,131	827,366	656,399	1,121,286	519,582	3,998,540
Other securities(2)	1,309,656	20,000	14,000	34,250	896,424	29,602	2,303,932
Money market investments	10,616	—	—	—	—	—	10,616

Total interest-earning assets	5,073,826	4,497,102	9,334,418	6,065,926	2,719,240	701,091	28,391,603

INTEREST-BEARING LIABILITIES:
Savings accounts	361,039	86,132	212,745	192,002	988,675	788,575	2,629,168
NOW and Super NOW accounts	12,409	37,227	91,952	82,986	427,322	340,836	992,732
Money market accounts	1,569,505	198,429	380,983	243,829	419,928	13,546	2,826,220
Certificates of deposit	2,561,412	3,339,817	663,080	181,948	50,714	—	6,796,971
Borrowed funds	1,352,861	933	2,488,890	1,365,000	7,938,732	350,294	13,496,710

Total interest-bearing liabilities	5,857,226	3,662,538	3,837,650	2,065,765	9,825,371	1,493,251	26,741,801

Interest rate sensitivity gap per period(4)	$(783,400)	$834,564	$5,496,768	$4,000,161	$(7,106,131)	$(792,160)	$1,649,802

Cumulative interest sensitivity gap	$(783,400)	$51,164	$5,547,932	$9,548,093	$2,441,962	$1,649,802

Cumulative interest sensitivity gap as a percentage of total assets	(2.41)%	0.16%	17.09%	29.41%	7.52%	5.08%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	86.63%	100.54%	141.53%	161.91%	109.67%	106.17%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV as of December 31, 2008:

(dollars in thousands)

Change in Interest Rates (in basis points) (1)(2)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
-100	$33,755,153	$30,830,586	$2,924,567	$(422,423)	(12.62)%
—	33,332,942	29,985,952	3,346,990	—	—
+100	32,381,207	29,354,535	3,026,672	(320,318)	(9.57)
+200	31,641,640	28,848,534	2,793,106	(553,884)	(16.55)

(1)	The impact of a 100-basis point reduction in interest rates includes inherent limitations given the current level of the federal funds rate and other short-term interest rates.
(2)	The impact of a 200-basis point reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates. The impact of a 100-basis point reduction in interest rates includes inherent limitations, given the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at December 31, 2008, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(2.09	) %
+100 over one year	(0.90)
-100 over one year	(0.75)

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of a 200-basis point reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates. The impact of a 100-basis point reduction in interest rates includes inherent limitations, given the current level of the federal funds rate and other short-term interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on page 85.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the internal control over financial reporting of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
March 2, 2009

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2008	2007
ASSETS:
Cash and cash equivalents	$203,216	$335,743
Securities available for sale:
Mortgage-related securities ($811,152 and $944,225 pledged, respectively)	833,684	973,324
Other securities ($78,847 and $140,032 pledged, respectively)	176,818	407,932

Total available-for-sale securities	1,010,502	1,381,256

Securities held to maturity:
Mortgage-related securities ($3,131,098 and $2,414,157 pledged, respectively) (fair value of $3,199,414 and $2,432,987, respectively)	3,164,856	2,479,483
Other securities ($1,359,912 and $1,477,966 pledged, respectively) (fair value of $1,628,387 and $1,891,207, respectively)	1,726,135	1,883,162

Total held-to-maturity securities	4,890,991	4,362,645

Total securities	5,901,493	5,743,901
Loans, net of deferred loan fees and costs	22,192,212	20,363,248
Less: Allowance for loan losses	(94,368)	(92,794)

Loans, net	22,097,844	20,270,454
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	400,979	423,069
Premises and equipment, net	217,762	214,906
Goodwill	2,436,401	2,437,404
Core deposit intangibles, net	87,780	111,123
Bank-owned life insurance	691,429	664,431
Other assets	430,002	378,791

Total assets	$32,466,906	$30,579,822

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$3,818,952	$2,456,756
Savings accounts	2,629,168	2,514,189
Certificates of deposit	6,796,971	6,913,036
Non-interest-bearing accounts	1,047,363	1,273,352

Total deposits	14,292,454	13,157,333
Borrowed funds:
FHLB-NY advances	7,708,064	7,782,390
Repurchase agreements	4,485,000	4,411,220
Federal funds purchased	150,000	—
Junior subordinated debentures	484,216	484,843
Other borrowings	669,430	237,219

Total borrowed funds	13,496,710	12,915,672

Mortgagors’ escrow	83,194	78,468
Other liabilities	375,302	246,036

Total liabilities	28,247,660	26,397,509

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 344,985,111 and 323,812,639 shares issued and outstanding at each of the respective dates)	3,450	3,238
Paid-in capital in excess of par	4,181,599	3,812,718
Retained earnings	123,511	390,757
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(1,995)	(3,085)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on available for sale securities, net of tax	(32,506)	(7,625)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	(4,706)	(7,211)
Net unrealized loss on pension and post-retirement obligations, net of tax	(50,107)	(6,479)

Total accumulated other comprehensive loss, net of tax	(87,319)	(21,315)

Total stockholders’ equity	4,219,246	4,182,313

Commitments and contingencies
Total liabilities and stockholders’ equity	$32,466,906	$30,579,822

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006
INTEREST INCOME:
Mortgage and other loans	$1,260,291	$1,217,348	$1,118,467
Securities	341,895	319,566	288,979
Money market investments	2,943	29,831	1,254

Total interest income	1,605,129	1,566,745	1,408,700

INTEREST EXPENSE:
NOW and money market accounts	54,599	90,346	116,055
Savings accounts	22,075	27,588	17,856
Certificates of deposit	271,615	307,764	249,286
Borrowed funds	581,241	524,391	463,761
Mortgagors’ escrow	104	126	176

Total interest expense	929,634	950,215	847,134

Net interest income	675,495	616,530	561,566
Provision for loan losses	7,700	—	—

Net interest income after provision for loan losses	667,795	616,530	561,566

NON-INTEREST INCOME:
Fee income	41,191	42,170	38,662
Bank-owned life insurance	28,644	26,142	23,627
Net gain on sale of securities	573	1,888	3,033
Loss on other-than-temporary impairment of securities	(104,317)	(56,958)	(313)
Gain (loss) on debt repurchases	16,962	(1,848)	(1,859)
Gain on sale of bank-owned property	—	64,879	—
Loss on mark-to-market of interest rate swaps	—	—	(6,071)
Other	32,476	34,819	31,911

Total non-interest income	15,529	111,092	88,990

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	169,970	159,217	138,705
Occupancy and equipment	70,654	68,543	56,735
General and administrative	80,194	71,815	60,922

Total operating expenses	320,818	299,575	256,362
Debt repositioning charges	285,369	3,190	26,477
Termination of interest rate swaps	—	—	1,132
Amortization of core deposit intangibles	23,343	22,758	17,871

Total non-interest expense	629,530	325,523	301,842

Income before income taxes	53,794	402,099	348,714
Income tax (benefit) expense	(24,090)	123,017	116,129

Net income	$77,884	$279,082	$232,585

Other comprehensive income, net of tax:
Change in net unrealized losses on securities	(22,376)	37,289	3,732
Change in pension and post-retirement obligations	(43,628)	9,449	—

Total comprehensive income, net of tax	$11,880	$325,820	$236,317

Basic earnings per share	$0.23	$0.90	$0.82

Diluted earnings per share	$0.23	$0.90	$0.81

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2008	2007	2006
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$3,238	$2,954	$2,734
Shares issued for exercise of stock options (1,415,990; 3,081,431; and 192,982, respectively)	14	30	2
Shares issued for restricted stock awards (1,881,850; 725,491; and 48,000, respectively)	19	7	1
Shares issued in stock offerings (17,871,000; 0; and 21,713,502, respectively)	179	—	217
Shares issued for exercise of warrants related to BONUSES Units (3,632 in 2008)	—	—	—
Shares issued for business combinations (24,654,781 in 2007)	—	247	—

Balance at end of year	3,450	3,238	2,954

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	3,812,718	3,338,227	3,009,542
Allocation of ESOP stock	4,702	7,082	9,739
Exercise of stock options	15,714	62,837	4,705
Restricted stock activity	7,869	3,644	43
Exercise of warrants related to BONUSES Units	48	—	—
Common shares issued in stock offerings	338,974	—	314,093
Common shares issued for business combinations	—	403,074	—
Tax effect of stock plans	1,574	(2,139)	105
Cash-in-lieu of fractional shares	—	(7)	—

Balance at end of year	4,181,599	3,812,718	3,338,227

RETAINED EARNINGS:
Balance at beginning of year	390,757	421,313	475,501
Net income	77,884	279,082	232,585
Dividends paid on common stock ($1.00 per share in each year)	(333,509)	(310,205)	(286,773)
Effect of adopting Emerging Issues Task Force Issue No. 06-4	(12,709)	—	—
Effect of accounting change regarding pension and post-retirement benefits measurement date pursuant to Statement of Financial Accounting Standards No. 158	1,088	—	—
Effect of adoption of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”)	—	567	—

Balance at end of year	123,511	390,757	421,313

TREASURY STOCK:
Balance at beginning of year	—	—	(100,169)
Purchase of common stock (115,416; 9,424; and 143,592 shares, respectively)	(2,208)	(168)	(2,415)
Shares issued in stock offering (2,786,498 shares in 2006)	—	—	85,806
Exercise of stock options (115,416; 9,424; and 976,755 shares, respectively)	2,208	168	16,780
Cash-in-lieu of fractional shares	—	—	(2)

Balance at end of year	—	—	—

UNALLOCATED COMMON STOCK HELD BY ESOP:
Balance at beginning of year	(3,085)	(4,604)	(6,874)
Earned portion of ESOP	1,090	1,519	2,270

Balance at end of year	(1,995)	(3,085)	(4,604)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(21,315)	(68,053)	(55,857)
Pension and post-retirement obligations, net of tax of $10,697, from the adoption of Statement of Financial Accounting Standards No. 158	—	—	(15,928)
Other comprehensive (loss) income, net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $55,795; $(1,164); and $(1,609), respectively	(87,269)	1,786	2,430
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(1,606); $(1,403); and $(2,070), respectively	2,505	2,160	3,127
Change in pension and post-retirement obligations, net of tax of $27,891 and $(6,148)	(43,628)	9,449	—
Less: Reclassification adjustment for net gain on sale of securities and loss on other-than-temporary impairment of securities, net of tax of $(41,356); $(21,727); and $1,208, respectively	62,388	33,343	(1,825)

Other comprehensive (loss) income, net of tax	(66,004)	46,738	3,732

Balance at end of year	(87,319)	(21,315)	(68,053)

Total stockholders’ equity	$4,219,246	$4,182,313	$3,689,837

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,884	$279,082	$232,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,700	—	—
Depreciation and amortization	19,731	18,989	15,463
Accretion of discounts, net	(19,946)	(3,477)	(2,929)
Net change in net deferred loan origination costs and fees	5,448	1,585	(55)
Amortization of core deposit intangibles	23,343	22,758	17,871
Net gain on sale of securities	(573)	(1,888)	(3,033)
Net gain on sale of loans	(326)	(705)	(693)
Gain on sale of bank-owned property	—	(64,879)	—
Stock plan-related compensation	13,680	12,252	12,052
Loss on other-than-temporary impairment of securities	104,317	56,958	313
Changes in assets and liabilities:
(Increase) decrease in deferred tax asset, net	(31,095)	32,904	53,278
(Increase) decrease in other assets	(75,596)	(38,698)	40,781
Increase (decrease) in other liabilities	120,193	(15,272)	(74,505)
Origination of loans held for sale	(47,385)	(66,181)	(60,152)
Proceeds from sale of loans originated for sale	47,375	62,792	59,701

Net cash provided by operating activities	244,750	296,220	290,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	2,295,852	637,596	278,974
Proceeds from repayment of securities available for sale	230,016	296,345	516,601
Proceeds from sale of securities available for sale	11,543	2,115,530	1,245,014
Purchase of securities held to maturity	(2,735,893)	(2,010,035)	—
Purchase of securities available for sale	(12,320)	(517,954)	(195,577)
Net redemption (purchase) of FHLB-NY stock	22,090	18,692	(61,487)
Adjustments to intangible assets, net	—	—	(553)
Net (increase) decrease in loans	(1,886,497)	582,909	(1,414,958)
Purchase of loans	(45,500)	(180,465)	—
Proceeds from sale of loans	25,035	823,065	—
Net proceeds from sale of bank-owned property	—	99,608	—
Purchase of premises and equipment, net	(22,587)	(8,803)	(11,524)
Net cash acquired in (used for) business acquisitions	—	159,172	(325,765)

Net cash (used in) provided by investing activities	(2,118,261)	2,015,660	30,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,135,121	(2,020,041)	(1,282,572)
Net increase (decrease) in short-term borrowings	1,012,900	(308,200)	(407,380)
Net (decrease) increase in long-term borrowings	(431,887)	400,699	1,242,019
Net increase (decrease) in mortgagors’ escrow	4,726	(10,899)	270
Tax effect of stock plans	1,574	(2,139)	105
Cash dividends paid on common stock	(333,509)	(310,205)	(286,773)
Treasury stock purchases	(2,208)	(168)	(2,415)
Net cash received from stock option exercises	15,041	44,064	14,183
Net cash received from warrant exercises	73	—	—
Proceeds from issuance of common stock, net	339,153	—	314,313
Proceeds from issuance of treasury shares	—	—	85,806
Cash-in-lieu of fractional shares	—	(7)	(2)

Net cash provided by (used in) financing activities	1,740,984	(2,206,896)	(322,446)

Net (decrease) increase in cash and cash equivalents	(132,527)	104,984	(1,044)
Cash and cash equivalents at beginning of year	335,743	230,759	231,803

Cash and cash equivalents at end of year	$203,216	$335,743	$230,759

Supplemental information:
Cash paid for interest	$950,637	$984,340	$878,048
Cash paid for income taxes	13,121	98,100	14,018
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities available for sale	$71,307	$593,816	$—
Transfers to other real estate owned from loans	982	706	47

Note: The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the acquisitions of PennFed Financial Services, Inc. on April 2, 2007, Synergy Financial Group, Inc. on October 1, 2007; and in the Doral Bank, FSB transaction on July 26, 2007, were as follows: PennFed—$2.2 billion and $2.2 billion, respectively; Synergy—$868.2 million and $821.0 million, respectively; and Doral—$375.3 million and $504.4 million, respectively. The fair values of non-cash assets acquired, excluding goodwill and core deposit intangibles, and of liabilities assumed in the acquisition of Atlantic Bank of New York on April 28, 2006 were $2.5 billion and $2.4 billion, respectively.

See accompanying notes to the consolidated financial statements.

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

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

The Community Bank is the primary banking subsidiary of the Company. Founded on April 14, 1859 and formerly known as Queens County Savings Bank, the Community Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share. The Commercial Bank was established on December 30, 2005.

Reflecting nine stock splits, the Company’s initial offering price adjusts to $0.93 per share. All share and per share data presented in this report have been adjusted to reflect the impact of the stock splits.

The Company changed its name to New York Community Bancorp, Inc. on November 21, 2000 in anticipation of completing the first of eight business combinations that expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and seven counties in the northern and central parts of New Jersey.

Reflecting this strategy of growing through acquisitions, the Community Bank currently operates 178 branches, four of which operate directly under the Community Bank name. The remaining 174 branches operate through six divisional banks—four in New York (Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank) and two in New Jersey (Garden State Community Bank and Synergy Bank). In May 2009, the branches that currently operate through the Synergy Bank division are expected to commence operations under the Garden State Community Bank name.

The Commercial Bank currently operates 37 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including 18 branches that operate under the name “Atlantic Bank.”

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its wholly-owned subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses; the evaluation of goodwill for impairment; the evaluation of other-than-temporary impairment on securities; and the evaluation of the need for a valuation allowance on the deferred tax assets. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold with original maturities of less than 90 days. At December 31, 2008 and 2007, the Company’s cash equivalents included $8.3 million and $20.4 million, respectively, of interest-bearing deposits in other financial institutions, as well as federal funds sold of $4.2 million and $38.8 million, respectively.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company was required to maintain reserves with the Federal Reserve Bank of New York of $84.2 million and $53.6 million at December 31, 2008 and 2007, respectively, in the form of vault cash and deposits. The Company was in compliance with this requirement at both dates.

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

The fair values of the Company’s securities are affected by changes in interest rates, credit spreads, and market illiquidity. In general, as interest rates rise, the fair value of fixed-rate securities will decline; as interest rates fall, the market value of fixed-rate securities will increase. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. If the Company deems any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resulting loss is charged against earnings and recorded in non-interest income.

Premiums and discounts on securities are amortized to expense and accreted to income using a method that approximates the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowance for loan losses. Loans held for sale are carried at the lower of aggregate cost or aggregate estimated fair value. One- to four-family loans held for sale are originated on a pass-through basis in order to minimize the Company’s exposure to credit and interest rate risk. Applications are taken and processed by a third-party conduit and sold to the conduit or its affiliates, servicing-released and without recourse, shortly after the loans are closed.

The allowance for loan losses is increased by provisions for loan losses that are charged against earnings, and reduced by net charge-offs or reversals. A separate loan loss allowance is established for the Community Bank and the Commercial Bank and, except as otherwise noted below, the process for establishing the allowance for loan losses is the same for each.

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

Under SFAS No. 114, a loan is classified as “impaired” when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The Company applies SFAS No. 114 as necessary to certain larger multi-family; commercial real estate (“CRE”); acquisition, development, and construction (“ADC”); and commercial and industrial (“C&I”) loans. SFAS No. 114 is not applied to smaller balance homogenous loans and loans carried at the lower of cost or fair value, if any. The Company measures impairment of a collateral-dependent loan based on the fair value of the collateral, less the estimated cost to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate.

A valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows, is less than the recorded investment in the loan. Impaired loans totaled $63.4 million at December 31, 2008; the Company had no impaired loans at December 31, 2007.

In addition, the process of determining the appropriate level for the Banks’ loan loss allowances for those loans not considered under SFAS No. 114 includes, but is not limited to:

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

While management uses the best available information to recognize losses on loans, future additions to the respective loan loss allowances may be necessary, based on changes in economic and local market conditions beyond management’s control, including declines in real estate values and increases in vacancy rates and unemployment. In addition, the Community Bank and/or the Commercial Bank may be required to charge off certain loans and/or increase the allowance for loan losses through the provision for loan losses, based on the judgment of regulatory agencies with regard to information provided to them during their examinations.

The Company recognizes interest income on loans using the interest method over the life of the loan. Using this method, the Company defers certain loan origination and commitment fees, and certain loan origination costs, and amortizes the net fee or cost as an adjustment to the loan yield over the term of the related loan. When a loan is sold or repays, the remaining net unamortized fee or cost is recognized in interest income.

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

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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

For the purpose of goodwill impairment testing, management has determined that the Company has one reporting unit. The Company performed its annual goodwill impairment test as of January 1, 2008, and determined that the fair value of the reporting unit was in excess of its carrying value. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. The Company also performed its annual goodwill impairment test as of January 1, 2009, and found no indication of goodwill impairment.

Historically, the Company has used the quoted market price of our common stock on the impairment test date as the basis for determining fair value. As of January 1, 2009, the quoted market price of our common stock was $11.96 per share, resulting in a market capitalization of $4.1 billion, as compared to a book value (common stockholders’ equity) of $4.2 billion. Accordingly, management expanded the valuation methodology to also incorporate a discounted cash flow analysis (“DCFA”). The DCFA utilized observable market data to the full extent available. The discount rates utilized in the DCFA reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows. The results of the DCFA yielded a fair value of our reporting unit that exceeded its book value. In addition to the DCFA, the Company considered the average market price of its common stock for the one-month period subsequent to December 31, 2008, and found that the average market price resulted in a market capitalization greater than the Company’s book value.

Furthermore, management utilized a market premium approach to determine if there was any indication of goodwill impairment. This approach considers the market value of the Company’s common stock, and estimates the fair value of the Company based on the market value of the stock plus a control premium, and compares that value to the carrying amount of the Company’s stockholders’ equity. In determining the appropriate control premium, management took several factors into consideration, among which were certain facts and circumstances unique to the Company, as well as recent trends in market capitalization and control premiums of comparable transactions.

Based on the combined results of these valuation methodologies, management determined that there was no indication of goodwill impairment as of January 1, 2009.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	December 31,
(in thousands)	2008	2007
Balance at beginning of year	$2,437,404	$2,148,108
Goodwill recorded in acquisitions	—	291,070
FIN 48 adjustments	—	(3,466)
Purchase accounting adjustments	(1,003)	1,692

Balance at end of year	$2,436,401	$2,437,404

Core Deposit Intangibles

Core deposit intangibles (“CDI”) are a measure of the value of checking and savings deposits acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI are amortized over the estimated useful lives of the existing deposit relationships acquired, but do not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2008, 2007, or 2006. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment was identified.

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

Depreciation and amortization are included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $19.7 million, $19.0 million, and $15.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are reported at the lower of cost or fair value at the date of acquisition. “Cost” represents the unpaid balance of the loan at the acquisition date, plus the expenses incurred to bring the property to a saleable condition, when appropriate. Following foreclosure, management periodically performs a valuation of the property and the real estate is carried at the lower of the carrying amount or fair value, less the estimated selling costs. Revenues and expenses from operations and changes in the valuation allowance, if any, are included in “other operating expenses.” At December 31, 2008 and 2007, the Company had other real estate owned of $1.1 million and $658,000, respectively. These amounts are included in “other assets” in the Consolidated Statements of Condition. There were no valuation allowances for other real estate owned at December 31, 2008, 2007, or 2006, and no provisions for the years ended at those dates.

Income Taxes

Income tax (benefit) expense consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for future tax consequences, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company assesses the deferred tax assets and establishes a valuation allowance when realization of a deferred asset is not considered to be “more likely than not.” The Company considers its expectation of future taxable income in evaluating the need for a valuation allowance.

The Company estimates income taxes payable based on the amount it expects to owe the various tax authorities (i.e., federal, state, and local). Income taxes represent the net estimated amount due to, or to be received from, such taxing authorities. In estimating income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. In this process, management also relies on tax opinions, recent audits, and historical experience. Although the Company uses the best available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing its overall tax position.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Only tax positions that meet a “more likely than not” threshold may be recognized. The Company adopted FIN 48 effective January 1, 2007. For a more detailed discussion of the impact of adopting FIN 48, please see the discussion in Note 9, “Federal, State, and Local Taxes.”

Stock Options and Incentives

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), using the modified prospective approach. Accordingly, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested options to acquire the Company’s common stock that were outstanding at that date (the “Acceleration”) under its stock option plans. A total of 1.4 million stock options were impacted by the Acceleration. All other terms and conditions of the accelerated stock options remained unchanged.

The Company did not grant any stock options during the years ended December 31, 2008, 2007, or 2006; accordingly, there were no unvested stock options outstanding at any time during those years, and no compensation and benefits expense relating to stock options was recorded during those years.

Under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006, shares are available for grant as stock options, restricted stock, or other forms of related rights. At December 31, 2008, the Company had 6,354,659 shares available for grant under the 2006 Stock Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, please see Note 12, “Stock-related Benefit Plans.”

Retirement Plans

The Company’s pension benefit obligations and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts, within the framework of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other than Pensions,” respectively. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company in its evaluation include retirement patterns, mortality, turnover, and the rate of compensation increase.

Under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statement Nos. 87, 88, 106, and 132R,” actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss,” net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, under SFAS No. 158, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company’s fiscal year-end, beginning December 31, 2008. Accordingly, the Company adopted a year-end measurement date for its pension and post-retirement benefit plans as of that date.

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

The following table presents the Company’s computation of basic and diluted EPS for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2008	2007	2006
Net income	$77,884	$279,082	$232,585
Weighted average common shares outstanding	334,657,211	309,535,954	284,877,310
Basic earnings per common share	$0.23	$0.90	$0.82

Weighted average common shares outstanding	334,657,211	309,535,954	284,877,310
Additional dilutive shares using average market price for the period under the treasury stock method (1)	713,854	1,567,038	1,384,182

Total weighted average shares for diluted earnings per share	335,371,065	311,102,992	286,261,492
Diluted earnings per common share and common share equivalents	$0.23	$0.90	$0.81

(1)	Options to purchase 2,848,931 shares, 3,069,474 shares, and 3,536,071 shares of the Company’s common stock at a weighted average price of $19.21, $19.16, and $19.07, respectively, were outstanding as of December 31, 2008, 2007, and 2006, but were excluded from the computation of diluted earnings per share for the respective years because the exercise prices of the stock options exceeded the average market prices of the Company’s common shares during these years.

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. At December 31, 2008, the Company had 1,350,292 shares still available for repurchase under the April 20, 2004 authorization.

Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that all of its activities constitute one reportable operating segment.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These Bank-owned Life Insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. The Company’s investment in BOLI generated income of $28.6 million, $26.1 million, and $23.6 million, respectively, during the years ended December 31, 2008, 2007, and 2006. At December 31, 2008 and 2007, the Company’s investment in BOLI totaled $691.4 million and $664.4 million, respectively.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows, with appropriately risk-adjusted discount rates, when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 has not had a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. SFAS No. 161 is not expected to have an impact on the Company’s financial condition or results of operations as the Company does not currently engage in such activities.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008. The Company will apply the impact of SFAS No. 141R to any business combinations that may occur after the effective date, and believes that the standard could materially impact its accounting for such acquisitions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with the option of electing fair value as an alternative measurement for most financial assets and liabilities. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS No. 159, fair value is used for both the initial and subsequent measurement of the designated assets and/or liabilities, with the changes in value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option for any eligible financial assets or liabilities through December 31, 2008.

In 2006, the Emerging Issues Task Force of the FASB reached final consensus on accounting for life insurance in Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-4”). EITF Issue No. 06-4 concluded that an employer, entering into an endorsement split-dollar life insurance arrangement that provides an employee with a post-retirement benefit, has not effectively settled the obligation by purchasing the life insurance. Therefore, a liability for the future benefits should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for

Post-retirement Benefits Other than Pensions,” or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion – 1967.” The consensus on EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007, with the effect of adoption recognized as a change in accounting principle either through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or through retrospective application to all prior periods. In connection with the Company’s adoption of EITF Issue No. 06-4 on January 1, 2008, the Company recorded a $12.7 million cumulative-effect reduction to retained earnings in recognition of the associated post-retirement benefit obligations. During the second quarter of 2008, the Company recorded a partial curtailment of this obligation, which had an immaterial impact on its consolidated financial statements.

NOTE 3: BUSINESS COMBINATIONS, CDI, AND OTHER INTANGIBLE ASSETS

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

In connection with the Synergy transaction, the Company recorded goodwill of $88.7 million, none of which is estimated to be deductible for income tax purposes. In addition, CDI of $4.5 million was recognized in connection with the Synergy acquisition and is being amortized on an accelerated basis over an estimated useful life of ten years.

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

Doral Bank, FSB Branch Network

On March 15, 2007, the Company announced that the Commercial Bank and Doral Bank, FSB (“Doral”), the New York City-based subsidiary of Doral Financial Corporation, had signed a definitive purchase and assumption agreement, pursuant to which the Commercial Bank would acquire Doral’s branch network in New York City, as well as certain of its assets and liabilities. The transaction was completed on July 26, 2007, adding two branches in Manhattan, six in Queens, and three in Brooklyn to the Commercial Bank franchise, and boosting the number of Commercial Bank branches overall. In addition, the transaction provided the Company with assets of $494.4 million, including loans of $206.1 million and securities of $155.3 million; wholesale borrowings of $124.2 million; and deposits of $377.5 million, for which the Company paid a premium of 2.6%.

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

The Company also had mortgage servicing rights (“MSRs”) of $3.6 million at December 31, 2008. MSRs are included, together with other identifiable intangible assets, in “other assets” in the Consolidated Statements of Condition at December 31, 2008 and 2007. MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and are amortized in proportion to, and over the period of, estimated net servicing income. MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. If it is determined that impairment exists, the resultant loss is charged against earnings.

The following table sets forth the changes in MSRs for the years ended December 31, 2008 and 2007:

(in thousands)	2008	2007
Balance, beginning of year	$5,438	$970
Acquired in acquisitions	—	581
Additions recorded in loan securitizations	502	5,413
Impairment losses	(463)	(98)
Amortization	(1,909)	(1,428)

Balance, end of year	$3,568	$5,438

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s intangible assets as of December 31, 2008:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$190,332	$(102,552)	$87,780
Mortgage servicing rights	11,178	(7,610)	3,568
Other identifiable intangible assets	1,325	(1,200)	125

Total	$202,835	$(111,362)	$91,473

For the year ended December 31, 2008, amortization expenses related to CDI and to other identifiable intangibles totaled $23.3 million and $89,000, respectively. The Company assessed the useful lives of its intangible assets at December 31, 2008 and deemed them to be appropriate. There were no impairment losses recorded for the years ended December 31, 2008, 2007, or 2006.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI, MSRs, and other identifiable intangible assets:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Other Identifiable Intangible Assets	Total
2009	$21,962	$1,386	$88	$23,436
2010	20,582	895	37	21,514
2011	16,723	693	—	17,416
2012	11,874	402	—	12,276
2013	9,586	178	—	9,764
2014 and thereafter	7,053	14	—	7,067

Total remaining intangible assets	$87,780	$3,568	$125	$91,473

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2008 and 2007:

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE(1) certificates	$282,441	$12,515	$—	$294,956
GSE CMOs(2)	2,875,878	40,944	18,901	2,897,921
Other mortgage-related securities	6,537	—	—	6,537

Total mortgage-related securities	$3,164,856	$53,459	$18,901	$3,199,414

Other Securities:
GSE debentures	$1,372,593	$3,574	$—	$1,376,167
Corporate bonds	133,165	153	26,561	106,757
Capital trust notes	220,377	—	74,914	145,463

Total other securities	$1,726,135	$3,727	$101,475	$1,628,387

Total securities held to maturity	$4,890,991	$57,186	$120,376	$4,827,801

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$250,510	$7,734	$—	$258,244
GSE CMOs	2,222,355	16,467	70,697	2,168,125
Other mortgage-related securities	6,618	—	—	6,618

Total mortgage-related securities	$2,479,483	$24,201	$70,697	$2,432,987

Other Securities:
GSE debentures	$1,530,414	$7,413	$—	$1,537,827
Corporate bonds	165,992	6,327	1,644	170,675
Capital trust notes	186,756	1,629	5,680	182,705

Total other securities	$1,883,162	$15,369	$7,324	$1,891,207

Total securities held to maturity	$4,362,645	$39,570	$78,021	$4,324,194

The Company had $401.0 million and $423.1 million of FHLB-NY stock, at cost, at December 31, 2008 and 2007, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB-NY.

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2008 and 2007:

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$180,132	$5,160	$—	$185,292
GSE CMOs	519,389	9,727	154	528,962
Private label CMOs	139,332	—	19,902	119,430

Total mortgage-related securities	$838,853	$14,887	$20,056	$833,684

Other Securities:
GSE debentures	$59,478	$2,481	$—	$61,959
Corporate bonds	44,812	—	16,609	28,203
State, county, and municipal	6,528	—	387	6,141
Capital trust notes	30,339	—	9,926	20,413
Preferred stock	31,400	150	14,010	17,540
Common stock	53,343	151	10,932	42,562

Total other securities	$225,900	$2,782	$51,864	$176,818

Total securities available for sale	$1,064,753	$17,669	$71,920	$1,010,502

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$217,855	$3,984	$4	$221,835
GSE CMOs	599,936	6,848	7,762	599,022
Private label CMOs	155,213	—	2,746	152,467

Total mortgage-related securities	$973,004	$10,832	$10,512	$973,324

Other Securities:
GSE debentures	$178,389	$9,535	$—	$187,924
U.S. Treasury obligations	1,098	14	—	1,112
Corporate bonds	55,818	38	6,930	48,926
State, county, and municipal	6,526	3	78	6,451
Capital trust notes	71,149	1,786	5,975	66,960
Preferred stock	59,900	—	8,812	51,088
Common stock	48,537	211	3,277	45,471

Total other securities	$421,417	$11,587	$25,072	$407,932

Total securities available for sale	$1,394,421	$22,419	$35,584	$1,381,256

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2008, 2007, and 2006:

	December 31,
(in thousands)	2008	2007	2006
Gross proceeds	$11,543	$2,115,530	$1,245,014
Gross realized gains	573	9,195	3,263
Gross realized losses	—	7,307	230

In connection with the second quarter 2007 repositioning of the balance sheet following the PennFed acquisition, the Company securitized $593.8 million of the one- to four-family loans that had been acquired in the transaction, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The resultant securities were recorded in the available-for-sale securities portfolio at an initial cost basis of $588.4 million and were subsequently sold in the third quarter of 2007.

The following table summarizes the amortized cost and estimated fair value of held-to-maturity and available-for-sale debt securities at December 31, 2008 by contractual maturity. The amortized cost and estimated fair value of mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of said securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Amortized Cost								Fair Value
(dollars in thousands)	Mortgage -Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield
Held-to-maturity Securities:
Due within one year	$—	—%	$199,996	0.05%	—	—%	$10,000	10.00%	$210,000
Due from one to five years	—	—	—	—	—	—	36,829	6.52	31,793
Due from five to ten years	—	—	1,043,331	4.57	—	—	23,031	5.20	1,068,966
Due after ten years	3,164,856	5.17	129,266	5.38	—	—	283,682	6.87	3,517,042

Total debt securities held to maturity	$3,164,856	5.17%	$1,372,593	3.98%	—	—%	$353,542	6.81%	$4,827,801

Available-for-sale Securities:(3)
Due within one year	$142	9.49%	$9,972	5.94%	$—	—%	$—	—%	$10,278
Due from one to five years	1,190	4.83	—	—	495	5.51	11,076	7.99	11,139
Due from five to ten years	17,773	6.77	1,732	5.64	2,426	6.47	4,738	8.02	25,308
Due after ten years	819,748	5.25	47,774	6.03	3,607	6.67	59,337	5.34	903,675

Total debt securities available for sale	$838,853	5.28%	$59,478	6.01%	$6,528	6.51%	$75,151	5.90%	$950,400

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had no commitments to purchase securities at December 31, 2008.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2008 and 2007:

At December 31, 2008 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE CMOs	$10,223	$279	$637,364	$18,622	$647,587	$18,901
Corporate bonds	71,224	20,080	5,350	6,481	76,574	26,561
Capital trust notes	69,478	15,405	75,985	59,509	145,463	74,914

Total temporarily impaired held-to-maturity debt securities	$150,925	$35,764	$718,699	$84,612	$869,624	$120,376

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE CMOs	$—	$—	$39,603	$154	$39,603	$154
Private label CMOs	—	—	119,430	19,902	119,430	19,902
Corporate bonds	18,953	6,120	9,250	10,489	28,203	16,609
State, county, and municipal	1,137	276	5,004	111	6,141	387
Capital trust notes	10,328	7,470	6,885	2,456	17,213	9,926

Total temporarily impaired available-for-sale debt securities	$30,418	$13,866	$180,172	$33,112	$210,590	$46,978
Equity securities:	15,950	11,850	20,376	13,092	36,326	24,942

Total temporarily impaired available-for-sale securities	$46,368	$25,716	$200,548	$46,204	$246,916	$71,920

At December 31, 2007 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE CMOs	$—	$—	$1,107,216	$70,697	$1,107,216	$70,697
Corporate bonds	44,685	1,339	24,729	305	69,414	1,644
Capital trust notes	116,203	5,499	15,586	181	131,789	5,680

Total temporarily impaired held-to-maturity debt securities	$160,888	$6,838	$1,147,531	$71,183	$1,308,419	$78,021

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE debentures	$—	$—	$898	$4	$898	$4
GSE CMOs	—	—	276,648	7,762	276,648	7,762
Private label CMOs	—	—	152,468	2,746	152,468	2,746
Corporate bonds	17,774	1,930	20,000	5,000	37,774	6,930
State, county, and municipal	537	1	5,416	77	5,953	78
Capital trust notes	39,143	4,239	2,975	1,736	42,118	5,975

Total temporarily impaired available-for-sale debt securities	$57,454	$6,170	$458,405	$17,325	$515,859	$23,495
Equity securities	77,679	12,089	—	—	77,679	12,089

Total temporarily impaired available-for-sale securities	$135,133	$18,259	$458,405	$17,325	$593,538	$35,584

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), and FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive loss (“AOCL”). Unrealized losses identified as other than temporary are charged directly against earnings in the Consolidated Statement of Income and Comprehensive Income.

Among the factors considered in determining that an unrealized loss is temporary in nature is management’s intent and ability to hold each investment for a period of time sufficient to allow for an anticipated recovery in fair value. For the investments in the preceding tables, management has determined that the unrealized losses are temporary in nature, given that it has the positive intent and ability to hold each investment until the earlier of its anticipated recovery or maturity. Other factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been below cost; the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; and the forecasted recovery period using current estimates of volatility in market interest rates (including liquidity and risk premiums).

Management’s assertion regarding its intent and ability to hold investments considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management’s intended strategy with respect to the identified security or portfolio. If management does not have the intent and ability to hold the security for a sufficient time period, the unrealized loss is charged directly to earnings in the Consolidated Statement of Income and Comprehensive Income.

The unrealized losses on the Company’s GSE CMOs were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company has the ability and positive intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The Company’s unrealized losses in corporate bonds and capital trust notes relate to investments in various financial institutions. The unrealized losses were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in the financial markets. These securities were purchased based on an individual assessment of the financial institutions issuing such securities. This assessment included, but was not limited to, a review of credit ratings (if any), as well an underwriting process designed to determine the financial institutions’ creditworthiness.

The Company reviews both quarterly financial information as well as other information that is released by each financial institution to determine the continued creditworthiness of the securities issued by them. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at a price that is less than their amortized costs. The Company continues to monitor these investments and currently believes that it is probable that it will be able to collect all amounts due according to their contractual terms. Because the Company has the ability and positive intent to hold these investments until a recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at December 31, 2008. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and potential other-than-temporary impairment (“OTTI”) losses in the future. Events that may occur in the future at the financial institutions that issued these securities may trigger material unrecoverable declines in fair values for the Company’s investments and therefore future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and significantly higher loan loss provisions, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. At December 31, 2008, the Company owned two private label securities each of which was rated AAA by two rating agencies. Both of these CMOs have some level of credit enhancement, and neither is collateralized with subprime loans. These securities were purchased based on the underlying loan characteristics such as loan-to-value ratio, credit scores, property type, location, and the level of credit enhancement. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and positive intent to hold these investments until a recovery of fair value, which may be until maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to: deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At December 31, 2008, the equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. In analyzing its investments in perpetual preferred stock for other-than-temporary impairment, the Company uses an impairment model that is applied to debt securities, consistent with recent guidance provided by the U.S. Securities and Exchange Commission.

The unrealized losses on the Company’s equity securities were primarily caused by market volatility and a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of each security in the portfolio, together with the severity and duration of impairment. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Nonetheless, it is possible that these equity securities will perform worse than currently expected, which could lead to adverse changes in their fair value and to the Company’s recording OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities in the future include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the companies in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such companies.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2008 consisted of 14 mortgage-related securities, two municipal bonds, three corporate debt obligations, 16 capital trust notes, and five equity securities. At December 31, 2007, the investment securities designated as having a continuous loss position for twelve months or more consisted of 28 mortgage-related securities, five municipal bonds, four corporate debt obligations, and three capital trust notes. At December 31, 2008 and 2007, the combined market value of these securities represented unrealized losses of $130.8 million and $88.5 million, respectively. At December 31, 2008, the fair value of securities having a continuous loss position for twelve months or more was 12.5% below their collective amortized cost of $1.1 billion. At December 31, 2007, the fair value of such securities was 5.2% below their collective amortized cost of $1.7 billion.

In 2008, the Company recorded a $104.3 million loss on the OTTI of certain securities in the Consolidated Statement of Income and Comprehensive Income. Included in the $104.3 million loss were $42.4 million of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) perpetual preferred stock and corporate bonds; $5.0 million of Freddie Mac preferred stock; $40.5 million of capital trust notes, including income notes; $5.4 million of other equity securities; and $11.0 million of corporate bond issues.

In the second quarter of 2007, the Company recorded a $57.0 million loss on the OTTI of certain available-for-sale mortgage-related securities. The OTTI was recorded in connection with the repositioning of the balance sheet that followed the acquisition of PennFed. In July 2007, the Company sold the impaired securities at a pre-tax loss of $7.3 million, which was recognized in non-interest income in the three months ended September 30, 2007. In 2006, the Company recorded a $313,000 loss on the OTTI of certain equity securities.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
Mortgage Loans:
Multi-family	$15,728,264	$14,052,298
Commercial real estate	4,553,550	3,828,334
Acquisition, development, and construction	778,364	1,138,851
1-4 family	266,307	380,824

Total mortgage loans	21,326,485	19,400,307
Net deferred loan origination fees	(6,940)	(1,512)

Mortgage loans, net	$21,319,545	$19,398,795

Other Loans:
Commercial and industrial	$713,099	$705,810
Consumer	158,907	255,055
Lease financing, net	1,433	4,340

Total other loans	$873,439	$965,205
Net deferred loan origination fees	(772)	(752)

Total other loans, net	872,667	964,453
Less: Allowance for loan losses	94,368	92,794

Loans, net	$22,097,844	$20,270,454

During the three months ended March 31, 2008, the Company securitized $71.3 million of the one- to four-family loans that had been acquired in the acquisition of Synergy in the fourth quarter of 2007, in accordance with SFAS No. 140. The resultant securities were recorded, and have been retained, in the held-to-maturity securities portfolio. In connection with the securitization, the Company also recorded a $502,000 mortgage servicing right asset which is being amortized over a period of seven years.

The Company is primarily a multi-family mortgage lender, with a significant portion of its loan portfolio secured by buildings in New York City with a preponderance of apartments that are rent-controlled and/or rent-stabilized. At December 31, 2008, approximately 74% of the multi-family loan portfolio was secured by properties in New York City, with Manhattan accounting for approximately 42% of New York City’s share.

The Company also originates CRE loans, primarily in New York City, New Jersey, and Long Island, and, to a lesser extent, ADC loans, and C&I loans. ADC loans are primarily originated for multi-family and residential tract projects in New York City and Long Island, while C&I loans are made to small and mid-size businesses on both a secured and unsecured basis, throughout our market, for working capital, business expansion, and the purchase of machinery and equipment.

Payments on multi-family and CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of the Company’s borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While the Company generally requires that such loans be qualified on the basis of the collateral property’s current cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

ADC financing typically involves a greater degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on an ADC loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While the Company seeks to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards, an error in such estimates or a downturn in the local economy or real estate market could have a material adverse effect on the quality of our ADC loan portfolio, thereby resulting in material losses or delinquencies.

The Company seeks to minimize the risks involved in C&I lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay a C&I loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the business’ results.

Although the Metro New York region fared better in 2008 than many other parts of the country, our marketplace was nonetheless impacted by the widespread economic decline. The ability of our borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by further significant changes in local economic conditions, such as a decline in real estate values or a rise in unemployment. This, in turn, could not only result in the Company experiencing an increase in charge-offs and/or non-performing assets, but could also necessitate an increase in the provision for loan losses. These events would have an adverse impact on the Company’s results of operations and capital, if they were they to occur.

The Company also originates one- to four-family mortgage loans, but on a pass-through basis, and sells such loans shortly after closing to a third-party conduit, without recourse and servicing-released. Under the conduit program, the Company sold one- to four-family loans totaling $47.0 million, $62.1 million, and $59.0 million in 2008, 2007, and 2006, respectively, and recorded aggregate net gains of $326,000, $705,000, and $693,000, respectively, on such sales. Loans originated and held for sale through the conduit program are included in “consumer loans” in the preceding table. The Company had $336,000 of one- to four-family loans held for sale at December 31, 2008, and none at December 31, 2007.

The Company services mortgage loans for various third parties, including, but not limited to, Savings Bank Life Insurance (“SBLI”), FNMA, FHLMC, and the State of New York Mortgage Agency (“SONYMA”). At December 31, 2008, the unpaid principal balance of serviced loans amounted to $884.1 million; at December 31, 2007 and 2006, the unpaid principal balance of serviced loans amounted to $933.7 million and $310.4 million, respectively. The custodial escrow balances maintained in connection with such loans amounted to $11.7 million, $5.5 million, and $5.2 million, respectively, at the corresponding dates.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006:

	December 31,
(in thousands)	2008	2007	2006
Balance, beginning of year	$92,794	$85,389	$79,705
Provision for loan losses	7,700	—	—
Charge-offs	(6,168)	(431)	(420)
Recoveries	42	—	—
Allowance acquired in merger transactions	—	7,836	6,104

Balance, end of year	$94,368	$92,794	$85,389

The Company recorded a provision for loan losses of $7.7 million during 2008; no provision was recorded in 2007 or 2006. Non-accrual loans amounted to $113.7 million, $22.2 million, and $21.2 million, respectively, at December 31, 2008, 2007, and 2006. There were no loans 90 days or more delinquent and still accruing interest at any of these dates.

The interest income that would have been recorded under the original terms of non-accrual loans at December 31, 2008 and the interest income actually recorded in the years ended December 31, 2008, 2007, and 2006, are summarized below:

	December 31,
(in thousands)	2008	2007	2006
Interest income that would have been recorded	$7,841	$1,832	$2,214
Interest income actually recorded	(4,065)	(844)	(399)

Interest income foregone	$3,776	$988	$1,815

At December 31, 2008 and 2006, the Company had $63.4 million and $12.7 million of impaired loans, respectively. At December 31, 2008, there was a $1.2 million valuation allowance relating to impaired loans. There was no valuation allowance for impaired loans at December 31, 2006. The Company had no impaired loans at December 31, 2007. The average balances of impaired loans in 2008, 2007, and 2006 were $21.4 million, $8.0 million, and $19.0 million, respectively, and the interest income recorded on these loans, which was not materially different from cash-basis interest income, amounted to $3.6 million, $2.0 million, and $3.0 million, in the respective years.

In conjunction with the Synergy transaction and the acquisition of Atlantic Bank of New York (“Atlantic Bank”) in 2006, the Company acquired certain loans for which there was, at the time of acquisition, evidence of deteriorating credit quality and for which it was probable that not all contractually required payments would be collected. Those loans are segregated from the remaining acquired portfolios and are being accounted for under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). The Company also considered if there was evidence of deteriorating credit quality for the loans acquired in the PennFed acquisition and determined that none of these loans were required to be accounted for in accordance with SOP 03-3.

The carrying amounts of loans accounted for under SOP 03-3 are included in “Loans, net” in the Consolidated Statements of Condition. The contractual principal amounts outstanding and the carrying amounts (net of nonaccretable differences) of such loans at December 31, 2008 and 2007 are summarized as follows:

(in thousands)	2008	2007
Commercial and industrial loans	$—	$3,146
Acquisition, development, and construction loans and commercial real estate loans	—	1,480
Other loans	27	552
Auto leases	—	122

Total contractual principal amounts	$27	$5,300
Total net carrying amount	$5	$3,466

The Company did not record any accretable yield relating to these loans.

The following table summarizes loans that were acquired in business combinations in 2007 and 2006 for which it was probable at the time of acquisition that not all contractually required payments would be collected. No business combinations were completed in 2008.

(in thousands)	2007	2006
Contractually required payments receivable at acquisition:
Commercial real estate loans and acquisition, development, and construction loans	$1,480	$189
Other loans	552	—
Commercial and industrial loans	—	709

Total	$2,032	$898

Nonaccretable difference (expected losses and foregone interest) at acquisition	504	275

Cash flows expected to be collected at acquisition	$1,528	$623
Accretable yield (interest component of expected cash flows)	—	—

Basis in acquired loans at acquisition	$1,528	$623

There were no loans acquired that were not accounted for using the income recognition model of SOP 03-3. In addition, the Company was able to reasonably estimate the cash flows expected to be collected in connection with these loans.

NOTE 7: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2008 and 2007:

	December 31,
	2008			2007
(dollars in thousands)	Amount	Percent of Total	Weighted Average Rate(1)	Amount	Percent of Total	Weighted Average Rate(1)
NOW and money market accounts	$3,818,952	26.72%	1.03%	$2,456,756	18.67%	2.84%
Savings accounts	2,629,168	18.39	0.63	2,514,189	19.11	1.10
Certificates of deposit	6,796,971	47.56	3.46	6,913,036	52.54	4.53
Non-interest-bearing accounts	1,047,363	7.33	—	1,273,352	9.68	—

Total deposits	$14,292,454	100.00%	2.04%	$13,157,333	100.00%	3.12%

(1)	Excludes the effect of purchase accounting adjustments for certificates of deposit.

At December 31, 2008 and 2007, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $3.2 million and $6.3 million, respectively.

The scheduled maturities of certificates of deposit (“CDs”) at December 31, 2008 were as follows:

(in thousands)
1 year or less	$5,901,229
More than 1 year through 2 years	583,649
More than 2 years through 3 years	79,431
More than 3 years through 4 years	106,505
More than 4 years through 5 years	75,443
Over 5 years	50,714

Total certificates of deposit	$6,796,971

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2008:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	3 – 6 Months	6 – 12 Months	Over 12 Months	Total
Total	$1,691,167	$590,770	$628,992	$260,959	$3,171,888

At December 31, 2008 and 2007, the aggregate amounts of CDs of $100,000 or more were $3.2 billion and $2.7 billion, respectively.

Included in total deposits at December 31, 2008 and 2007 were brokered deposits of $3.1 billion and $590.5 million, respectively. Brokered deposits had weighted average interest rates of 2.25% and 5.14% at the respective year-ends. Brokered money market accounts represented $1.5 billion and $2.9 million, respectively, of the year-end 2008 and 2007 totals. Brokered CDs represented $1.6 billion and $587.6 million of brokered deposits at the respective year-ends. All of the brokered CDs at December 31, 2008 will mature in less than one year from that date.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
FHLB-NY advances	$7,708,064	$7,782,390
Repurchase agreements	4,485,000	4,411,220
Federal funds purchased	150,000	—
Junior subordinated debentures	484,216	484,843
Senior notes	601,630	75,219
Preferred stock of subsidiaries	67,800	162,000

Total borrowed funds	$13,496,710	$12,915,672

Accrued interest on borrowed funds is included in “other liabilities” in the Consolidated Statements of Condition, and amounted to $47.8 million and $60.3 million, respectively, at December 31, 2008 and 2007.

In the second quarter of 2008, the Company recorded a pre-tax charge of $325.0 million (the “debt repositioning charge”) for the prepayment of $4.0 billion of higher-cost wholesale and other borrowings that were replaced with $3.8 billion of lower-cost wholesale borrowings. (Wholesale borrowings consist of FHLB-NY advances, repurchase agreements, and federal funds purchased.) In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” charges of $39.6 million that were incurred in connection with the prepayment and replacement of wholesale borrowings transacted with the same counterparty were amortized over the term of the new borrowings and recorded in 2008 interest expense. In accordance with SFAS No. 140, charges of $285.4 million that were incurred in connection with the prepayment of wholesale borrowings that were replaced by funds obtained through different counterparties were immediately recorded in non-interest expense.

The Company recorded losses of $1.8 million and $1.9 million, respectively, in its 2007 and 2006 non-interest income, in connection with the write-off of unamortized issuance costs stemming from the redemption of certain trust preferred securities. During these years, the Company also recorded respective charges of $3.2 million and $26.5 million for the prepayment of wholesale borrowings, in connection with the repositioning of the balance sheet following the acquisitions of PennFed and Atlantic Bank.

FHLB-NY Advances

FHLB-NY advances totaled $7.7 billion and $7.8 billion at December 31, 2008 and 2007, respectively. The contractual maturities and the next call dates of the outstanding FHLB-NY advances at December 31, 2008 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
2009	$503,334	0.50%	$6,382,781	3.99%
2010	—	—	550,000	3.60
2011	114,135	4.43	775,000	3.64
2012	200,000	3.93	—	—
2013	85,000	3.25	—	—
2015	400,000	3.79	—	—
2016	2,115,000	4.35	—	—
2017	3,640,312	4.23	—	—
2018	650,000	3.54	—	—
2025	283	7.82	283	7.82

	$7,708,064	3.92%	$7,708,064	3.92%

(1)	Excludes the effect of purchase accounting adjustments.

FHLB-NY advances include both straight fixed-rate advances and advances under the FHLB-NY convertible advance program, which gives the FHLB-NY the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

The following table sets forth certain information regarding FHLB-NY advances at or for the years ended December 31, 2008, 2007, and 2006:

	At or For the Years Ended December 31,
(dollars in millions)	2008	2007	2006
Average balance during the year	$7,763	$7,119	$6,360
Maximum balance at any month-end during the year	8,223	7,782	7,241
Balance outstanding at end of year	7,708	7,782	7,241
Weighted average interest rate during the year(1)	4.72%	4.46%	4.28%
Weighted average interest rate at end of year(1)	3.92	4.39	4.21

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2008, short-term FHLB-NY advances totaled $502.9 million. There were no short-term FHLB-NY advances at December 31, 2007.

At December 31, 2008 and 2007, the Banks had a combined overnight line of credit of $500.0 million and $300.0 million, respectively, with the FHLB-NY. At December 31, 2008, borrowings under this line of credit amounted to $152.9 million; there were no borrowings under this line of credit at December 31, 2007. At December 31, 2008, the Company also had access to funds through a $200.0 million one-month facility with the FHLB-NY. There were no borrowings outstanding under this facility at December 31, 2008 or 2007. FHLB-NY advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, which may consist of eligible loans or mortgage-related securities.

The interest expense on FHLB-NY advances was $364.2 million, $304.4 million, and $247.6 million, respectively, for the years ended December 31, 2008, 2007, and 2006.

Repurchase Agreements

Repurchase agreements totaled $4.5 billion and $4.4 billion at December 31, 2008 and 2007, respectively. The following table provides the contractual maturities and weighted average interest rates of repurchase agreements, and the amortized cost and fair value, including accrued interest, of the securities collateralizing the repurchase agreements, at December 31, 2008:

(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate(1)	Mortgage-related Securities		GSE Debentures and U.S. Treasury Obligations		Other
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Up to 30 days	$360,000	0.66%	$222,876	$227,404	$25,147	$25,146	$172,578	$142,336
Over 90 days(2)	4,125,000	3.56	3,682,770	3,705,188	1,186,225	1,191,111	—	—

Total	$4,485,000	3.33	$3,905,646	$3,932,592	$1,211,372	$1,216,257	$172,578	$142,336

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Contractual maturities range from four to ten years.

At December 31, 2008, short-term repurchase agreements amounted to $360.0 million. There were no short-term repurchase agreements at December 31, 2007.

A more detailed analysis of the contractual maturities and the next call dates of the outstanding repurchase agreements at December 31, 2008 follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
2009	$360,000	0.66%	$1,885,000	3.42%
2010	—	—	1,050,000	3.06
2011	—	—	1,550,000	3.39
2012	200,000	3.75	—	—
2013	800,000	3.08	—	—
2016	345,000	4.14	—	—
2017	1,080,000	4.08	—	—
2018	1,700,000	3.31	—	—

	$4,485,000	3.33%	$4.485,000	3.33%

(1)	Excludes the effect of purchase accounting adjustments.

At December 31, 2008 and 2007, the accrued interest on repurchase agreements amounted to $14.2 million and $19.9 million, respectively. The interest expense on repurchase agreements was $166.5 million, $153.7 million, and $147.1 million, respectively, for the years ended December 31, 2008, 2007, and 2006.

Federal Funds Purchased

The Company had $150.0 million of federal funds purchased at December 31, 2008. There were no federal funds purchased at December 31, 2007. Federal funds purchased at December 31, 2008, had a contractual maturity of less than 90 days.

In 2008, 2007, and 2006, the average balance of federal funds purchased amounted to $24.6 million, $20.8 million, and $38.6 million, respectively, and had a weighted average interest rate of 1.04%, 3.30%, and 4.31%, respectively. The interest expense produced by federal funds purchased was $257,000, $687,000, and $1.7 million, respectively, for the years ended December 31, 2008, 2007, and 2006.

Junior Subordinated Debentures

Junior subordinated debentures totaled $484.2 million and $484.8 million, respectively, at December 31, 2008 and 2007. The following junior subordinated debentures were outstanding at December 31, 2008:

(dollars in thousands)
Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V (BONUSESSM Units)	6.000	191,925	183,420	November 4, 2002	November 1, 2051	November 4, 2007(2)
New York Community Capital Trust X	3.596	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,952	7,720	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	13,582	13,210	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	5.246	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (3)
New York Community Capital Trust XI	3.118	67,011	65,000	April 16, 2007	June 30, 2037	June 30, 2012

Total junior subordinated debentures		$484,216	$466,900

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(3)	Callable at anytime subsequent to this date.

On November 4, 2002, the Company completed a public offering of 5,500,000 Bifurcated Option Note Unit SecuritiES (“BONUSESSM Units”), including 700,000 that were sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $50.00 per share. The Company realized net proceeds from the offering of approximately $267.3 million. Each BONUSES Unit consists of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company (for a total of approximately 13.7 million common shares) at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00% on the $50.00 per share liquidation amount. The warrants and capital securities were non-callable for five years from the date of issuance and were not called by the Company when the five-year period passed on November 4, 2007. During 2008, 1,456 warrants were exercised and, accordingly, the Company issued 3,632 shares of common stock.

The gross proceeds of the BONUSES Units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants was $92.4 million, and was recorded as a component of additional “paid-in capital” in the Company’s consolidated financial statements. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount and amortized to “interest expense” over the 49-year life of the capital securities on a level-yield basis. At December 31, 2008, this discount totaled $91.6 million. Issuance costs related to the BONUSES Units totaled $7.7 million (with $5.1 million allocated to the capital security) and were reflected in “other assets” in the Consolidated Statements of Condition. As of December 31, 2007, all such costs had been fully amortized. The portion of issuance costs allocated to the warrants totaled $2.6 million and was treated as a reduction in paid-in capital.

In addition to the trust established in connection with the issuance of the BONUSES Units, the Company has eight business trusts of which it owns all of the common securities: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, New York Community Capital Trust X, LIF Statutory Trust I, PennFed Capital Trust II, PennFed Capital Trust III, and New York Community Capital Trust XI (the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the preceding table. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2008, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital.

Interest expense on junior subordinated debentures was $35.1 million, $40.3 million, and $42.7 million, respectively, for the years ended December 31, 2008, 2007, and 2006.

In the second quarter of 2003, the Company entered into four interest rate swap agreements which effectively converted four of the Company’s capital securities from fixed-rate to variable-rate instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company concluded in the first quarter of 2006 that its interest rate swap transactions did not qualify for the short-cut accounting method. Accordingly, during said quarter, the Company re-designated three of the swaps associated with these transactions as fair value hedges under the long-haul accounting method, in order to qualify them for fair value hedge accounting under SFAS No. 133, effective March 31, 2006. In connection with this action, a pre-tax mark-to-market loss on interest rate swaps of $6.1 million was recorded in “non-interest income” in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2006. In the second quarter of 2006, in connection with the repositioning of its liabilities following the Atlantic Bank acquisition, the Company terminated its interest rate swap agreements. The termination resulted in a pre-tax charge of $1.1 million which is recorded in “non-interest expense” in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2006.

Senior Notes

On December 22, 2008, New York Community Bancorp, Inc. (on a stand-alone basis) completed an offering of $90.0 million of 2.55% Fixed Rate Senior Notes due June 22, 2012, at a price of 99.875%. Interest is payable semi-annually in arrears on June 22nd and December 22nd of each year, commencing on June 22, 2009. These notes are guaranteed (for an annual assessment rate of 100 basis points, which is included in interest expense over the life of the debt) by the Federal Deposit Insurance Corporation (the “FDIC”) under the Temporary Liquidity Guarantee Program (the “TLGP”) and are backed by the full faith and credit of the United States. These notes may not be redeemed prior to their stated maturity. The senior notes issued by the Company are its direct, unconditional, unsecured, and general obligation, and rank equally with all other senior unsecured indebtedness of the Company.

On December 17, 2008, the Community Bank completed an offering of $512.0 million of 3.00% Fixed Rate Senior Notes due December 16, 2011, at a price of 99.949%. Interest is payable semi-annually in arrears on June 16th and December 16th of each year, commencing on June 16, 2009. These notes are also FDIC-guaranteed (for an annual assessment rate of 100 basis points) under the TLGP, and are backed by the full faith and credit of the United States. These notes may not be redeemed prior to their stated maturity, except if the Company becomes obligated to pay additional amounts because of changes in certain U.S. withholding tax requirements. In addition, the senior notes issued by the Community Bank are its direct, unconditional, unsecured, and general obligation, and rank equally with all other senior unsecured indebtedness of the Community Bank.

On November 21, 2001, Roslyn Bancorp, Inc. (“Roslyn”), which merged with and into the Company on October 31, 2003, issued $75.0 million of 7.50% unsecured senior notes at par. These notes matured on December 1, 2008. On November 13, 2002, Roslyn issued $115.0 million of 5.75% unsecured senior notes at a price of 99.785%; these notes matured on November 15, 2007.

Interest expense on senior notes amounted to $6.1 million, $10.1 million, and $9.8 million in the years ended December 31, 2008, 2007, and 2006, respectively.

Preferred Stock of Subsidiaries

On April 7, 2003, the Company, through its then second-tier subsidiary, CFS Investments New Jersey, Inc., completed the sale of $60.0 million of capital securities of Richmond County Capital Corporation (“RCCC”), a wholly-owned real estate investment trust (“REIT”) of the Company, in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the Securities Act of 1933, as amended (the “33 Act”). The capital securities consisted of $10.0 million, or 100 shares, of Richmond County Capital Corporation Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, stated value of $100,000 per share (the “Series B Preferred Stock”) and $50.0 million, or 500 shares, of Richmond County Capital Corporation Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, stated value of $100,000 per share (the “Series C Preferred Stock”). Dividends on the Series B Preferred Stock are payable quarterly at an annual rate of 8.25% of its stated value. The Series B Preferred Stock may be redeemed by the Company on or after July 15, 2024. Dividends on the Series C Preferred Stock are payable quarterly at an annual rate equal to LIBOR plus 3.25% of its stated value. The Series C Preferred Stock may be redeemed by the Company on or after July 15, 2008. The dividend rate on the Series C Preferred Stock resets quarterly.

In the fourth quarter of 2008, RCCC repurchased 155 shares, or $15.5 million, of its previously issued Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $5.9 million in non-interest income for the three months ended December 31, 2008. In the first quarter of 2008, RCCC repurchased $8.0 million of its previously issued Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $926,000 in non-interest income for the three months ended March 31, 2008.

On October 27, 2003, Roslyn Real Estate Asset Corp. (“RREA”), a wholly-owned REIT of the Company, which was acquired by the Company in its merger with Roslyn Bancorp, Inc. (“Roslyn”), completed the sale of $102.0 million of capital securities in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the 33 Act. The capital securities consisted of $12.5 million, or 125 shares, of RREA Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series C Preferred Stock”) and $89.5 million, or 895 shares, of RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series D Preferred Stock”). Dividends on the RREA Series C Preferred Stock are payable quarterly at an annual rate of 8.95% of its stated value. The RREA Series C Preferred Stock may be redeemed by the Company on or after September 30, 2023. Dividends on the RREA Series D Preferred Stock were payable quarterly at an annual rate equal to 4.79% for the period from September 30, 2003 to, but excluding, December 31, 2003, and payable thereafter at an annual rate equal to LIBOR plus 3.65% of its stated value. The RREA Series D Preferred Stock may be redeemed by the Company on or after September 30, 2008. The dividend rate on the RREA Series D Preferred Stock resets quarterly.

In the fourth quarter of 2008, RREA repurchased 267 shares, or $26.7 million, of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $10.1 million in non-interest income for the three months ended December 31, 2008. In the second quarter of 2008, RREA repurchased $11.5 million of its previously issued Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, and $32.5 million of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $1.4 million in the second quarter of 2008.

Dividends on preferred stock of subsidiaries are reported as interest expense and amounted to $9.2 million, $15.1 million, and $14.9 million, respectively, for the years ended December 31, 2008, 2007, and 2006.

Shelf Registration Statement

On October 31, 2005, the Company filed a shelf registration statement (the “2005 Shelf Registration Statement”) that allows the Company to periodically offer and sell, individually or in any combination, the following securities, up to a total of $1.0 billion: debt securities, trust preferred securities, warrants to purchase other securities, depository shares, stock purchase contracts, and stock purchase units (a combination of one or more stock purchase contracts and certain beneficial interests), preferred stock, common stock, and units (which include a combination of any of the preceding securities). The 2005 Shelf Registration Statement, which also served to de-register approximately $195 million of securities that were unissued under a previous shelf registration statement dated May 16, 2003, was declared effective on December 21, 2005.

Under the 2005 Shelf Registration Statement, the Company issued 24,500,000 shares of its common stock on April 18, 2006 at an offering price of $16.35 per share, generating gross proceeds of $400.6 million; and 17,871,000 shares of its common stock on May 23, 2008 at an offering price of $19.35 per share, generating gross proceeds of $345.8 million. The 2005 Shelf Registration Statement was replaced by a Shelf Registration Statement filed by the Company on July 3, 2008 (the “2008 Shelf Registration Statement”). Under the 2008 Shelf Registration Statement, the Company may periodically offer and sell an indeterminate number of the following securities, individually or in any combination, at indeterminate prices, aggregate initial offering prices, or principal amounts, as the case may be: debt securities, trust preferred securities, warrants to purchase other securities, depository shares, stock purchase contracts, stock purchase units, preferred stock, common stock, and units.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset at December 31, 2008 and 2007:

	December 31,
(in thousands)	2008	2007
Deferred Tax Assets:
Allowance for loan losses	$37,373	$34,428
Compensation and related benefit obligations	24,082	29,713
Fair value adjustments on securities (including OTTI)	68,431	15,504
Purchase accounting adjustments on loans	16,454	23,139
Net operating loss and tax credit carry forwards	15,808	4,501
Purchase accounting adjustments on borrowed funds	1,107	8,450
Merger-related costs	2,293	3,267
Other	8,581	7,783

Gross deferred tax assets	174,129	126,785
Valuation allowance	(1,367)	(3,874)

Deferred tax asset after valuation allowance	172,762	122,911

Deferred Tax Liabilities:
Amortizable intangibles	(23,664)	(32,473)
Premises and equipment	(9,644)	(11,852)
Prepaid pension cost	(1,970)	(11,153)
Other	(2,738)	(6,233)

Gross deferred tax liabilities	(38,016)	(61,711)

Net deferred tax asset	$134,746	$61,200

The net deferred tax asset, which is included in “other assets” in the Consolidated Statements of Condition at December 31, 2008 and 2007, represents the anticipated federal, state, and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

In 2008, a valuation allowance of $1.4 million was established as an offset of a portion of the New Jersey (“NJ”) deferred tax assets, reflecting the potential failure of the Company to utilize certain NJ net operating loss carryforwards and deductible temporary differences in a manner that would reduce future NJ tax liability. A $3.9 million valuation allowance at December 31, 2007 that related to the potential utilization of New York State (“NYS”) net operating losses was no longer necessary at December 31, 2008 and was recognized as a deferred tax benefit reflected in net income for 2008. A change in NYS tax law (which results in the inclusion of income earned by REIT subsidiaries as part of the measure of NYS taxable income of the combined bank tax return group) and the impact of the debt repositioning charge were factors in this determination. The Company has determined that at December 31, 2008, all NYS net operating loss carryforwards, federal tax credit carryforwards and deductible temporary differences are more likely than not to provide a benefit in reducing future NYS and New York City (“New York”) and federal tax liabilities, as applicable.

The gross deferred tax assets include the tax effects of NYS net operating loss carryforwards of $282.0 million, none of which will expire prior to 2026. In addition, the Company has a federal alternative minimum tax credit carryover of $2.3 million which is available over an indefinite period to reduce future federal regular income taxes.

The following table summarizes the Company’s income tax (benefit) expense for the years ended December 31, 2008, 2007, and 2006:

	December 31,
(in thousands)	2008	2007	2006
Federal – current	$4,108	$94,784	$57,321
State and local – current	3,987	9,985	2,332

Total current	8,095	104,769	59,653

Federal – deferred	(8,981)	26,757	42,878
State and local – deferred	(23,204)	(8,509)	13,598

Total deferred	(32,185)	18,248	56,476

Total income tax (benefit) expense	$(24,090)	$123,017	$116,129

The following table presents a reconciliation of statutory federal income tax expense to combined actual income tax (benefit) expense for the years ended December 31, 2008, 2007, and 2006:

	December 31,
(in thousands)	2008	2007	2006
Statutory federal income tax expense at 35%	$18,828	$140,735	$122,050
State and local income taxes, net of federal income tax benefit	(12,490)	959	10,355
Effect of tax deductibility of ESOP	(4,942)	(3,778)	(2,650)
Non-taxable income and expense of BOLI	(12,371)	(9,150)	(8,269)
Federal tax credits	(6,015)	(5,766)	(6,061)
Repurchase of shares issued by subsidiaries	(6,756)	—	—
Other, net	(344)	17	704

Total income tax (benefit) expense	$(24,090)	$123,017	$116,129

FIN 48 prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of FIN 48, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or may continue to be recognized. The Company’s adoption of FIN 48 on January 1, 2007 decreased its income tax liability for unrecognized tax benefits by $4.1 million through a $3.5 million reduction in goodwill and a $567,000 increase in retained earnings. After its adoption of FIN 48, the Company had $26.8 million of unrecognized gross tax benefits on January 1, 2007. As of December 31, 2008, the Company had $24.2 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts.

The total amount of net unrecognized tax benefits at December 31, 2008 that would affect the effective tax rate, if recognized, was $19.3 million, with the balance of such net unrecognized tax benefits relating to potential adjustments to paid-in capital. In accordance with FAS 141R, effective January 1, 2009, any change to the balance of unrecognized tax benefits relating to the tax liabilities of pre-acquisition tax years of an acquired company will be recognized as an adjustment to income tax expense rather than as an adjustment to goodwill attributed to the purchase.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. Accrued interest on tax liabilities was $2.2 million at December 31, 2008 and $2.0 million at December 31, 2007.

The following table summarizes changes in the liability for unrecognized gross tax benefits:

	For the Years Ended December 31,
(in thousands)	2008	2007
Uncertain tax positions at beginning of year	$24,704	$26,753
Additions for tax positions relating to current year operations	—	—
Additions for tax positions relating to prior tax years	518	8,254
Subtractions for tax positions relating to prior tax years	—	(38)
Reductions in balance due to settlements	(1,069)	(10,265)

Uncertain tax positions at end of year	$24,153	$24,704

The Company and its acquired companies have filed tax returns in many states. The following are the more significant tax filings which are open for examination:

•	Federal tax filings of the Company and acquired companies for the tax years 2002 through the present;

•	New York State tax filings of the Company for the tax years 2007 through the present;

•	New York City tax filings of the Company for the tax years 2005 through the present;

•	New Jersey tax filings of the Company and its acquired companies for varying periods, including 2003 through the present; and

•

Federal tax filings of the Company and certain acquired companies for tax years 1996, 2000, and 2001, which are otherwise closed to an assessment of tax, remain subject to examination, with any tax adjustment limited to the denial of some or all of the amounts of tax refunds filed by the Company relating to such years.

It is reasonably possible that there will be developments within the next twelve months, including audit resolutions, which will necessitate an adjustment to the balance of unrecognized tax benefits. Total unrecognized tax benefits may be reduced by up to $15 million during this period. The Company believes that the range of possible adjustments for each tax position is not significant when compared to the aggregate balance of unrecognized gross tax benefits.

As a savings institution, the Community Bank is subject to special provisions in the federal and New York tax laws regarding its tax bad debt reserves and, for New York purposes, its allowable tax bad debt deduction. At each of December 31, 2008 and 2007, the Community Bank’s federal, New York State, and New York City tax bad debt base-year reserves were $61.5 million, $109.5 million, and $119.3 million, respectively. Related net deferred tax liabilities of $21.5 million, $4.9 million, and $1.6 million, respectively, have not been recognized since the Community Bank does not expect that these reserves will become taxable in the foreseeable future. Under the tax laws, events that would result in taxation of certain of these reserves include (1) redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company; and (2) failure of the Community Bank to maintain a specified qualifying assets ratio or to meet other thrift definition tests for New York tax purposes.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2008 and 2007, respectively, the Company had pledged mortgage-related securities held to maturity with carrying values of $3.1 billion and $2.4 billion. The Company also had pledged other securities held to maturity with carrying values of $1.4 billion and $1.5 billion at the corresponding dates. In addition, the Company had pledged available-for-sale mortgage-related securities and other securities with respective carrying values of $811.2 million and $78.8 million at December 31, 2008, and of $944.2 million and $140.0 million at December 31, 2007. The pledged securities primarily serve as collateral for the Company’s repurchase agreements.

Loan Commitments and Letters of Credit

At December 31, 2008 and 2007, the Company had commitments to originate loans, including unadvanced lines of credit, of approximately $1.0 billion and $1.2 billion, respectively. The majority of the outstanding loan commitments at December 31, 2008 and 2007 had adjustable interest rates, and were expected to close within 90 days. The Company had commitments to originate loans held for sale of $300,000 at December 31, 2008; at December 31, 2007, the Company had no commitments to originate loans for sale.

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2008:

(in thousands)
Mortgage Loan Commitments:
Multi-family loans	$188,119
Commercial real estate loans	75,961
Acquisition, development, and construction loans	249,951
1–4 family loans	27,137

Total mortgage loan commitments	$541,168
Other loan commitments	494,457

Total loan commitments	$1,035,625
Commercial, performance, and financial stand-by letters of credit	62,741

Total commitments	$1,098,366

Lease and License Commitments

At December 31, 2008, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2009	$25,397
2010	24,575
2011	22,706
2012	21,239
2013	18,307
2014 and thereafter	70,178

Total minimum future rentals	$182,402

The rental expense under these leases is included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $26.1 million, $22.9 million, and $20.8 million in the years ended December 31, 2008, 2007, and 2006, respectively. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $2.4 million, $2.7 million, and $1.8 million in the corresponding periods. Minimum future rental income under non-cancelable sublease agreements aggregated $1.9 million at December 31, 2008.

Financial Guarantees

The Company provides guarantees and indemnifications to its customers to enable them to complete a wide variety of business transactions and to enhance their credit standing. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” such guarantees are recorded at their respective fair values in “other liabilities” in the Consolidated Statements of Condition, and amounted to $240,000 at December 31, 2008. The Company deems the fair value of the guarantees to equal the consideration received.

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2008:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$22,443	$1,004	$23,447	$23,447
Performance stand-by letters of credit	8,319	8,414	16,733	16,733
Commercial letters of credit	22,561	—	22,561	22,561
Loans with recourse/indemnification	—	369	369	369

	$53,323	$9,787	$63,110	$63,110

The maximum potential amount of future payments represents the notional amounts that could be funded and lost under the guarantees and indemnifications if there were a total default by the guaranteed parties or indemnification provisions were triggered as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of performance, financial stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that the Company has sold or otherwise transferred to a third party. Also outstanding at December 31, 2008 were $636,000 of bankers’ acceptances.

In 2007, the Company recorded a $1.0 million pre-tax charge relating to its membership interest in Visa, U.S.A., a subsidiary of Visa, Inc. (“Visa”). Of the latter amount, $500,000 was reversed through non-interest income in the first quarter of 2008.

In October 2007, Visa completed a reorganization in contemplation of its initial public offering, which was subsequently completed in March 2008. As part of that reorganization, the Community Bank and the former Synergy Bank, along with many other banks across the nation, received shares of common stock of Visa. In accordance with U.S. generally accepted accounting principles, the Company did not recognize any value for this common stock ownership interest.

Visa claims that all Visa, U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa set aside a portion of the proceeds from its initial public offering in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and reduced the amount of shares allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The $1.0 million liability established in 2007 was based on the Company’s best estimate of the combined membership interest of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved.

In connection with its initial public offering, Visa required the mandatory redemption of shares received by the member banks. Accordingly, the Company recorded a $1.1 million Visa-related gain in the first quarter of 2008. In addition, the Company reversed $500,000 of the $1.0 million Visa litigation charge that was recorded in the fourth quarter of 2007, as noted above. The $500,000 that remained at December 31, 2008 will be used to fund any future litigation relating to Visa. Depending on the outcome of the Covered Litigation, the Company could incur an increase or a reduction in the value of its membership interest in Visa, the amount of which is not expected to be material.

Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of legal proceedings. We believe we have meritorious defenses with respect to these cases and intend to defend them vigorously.

On May 6, 2005, sixteen of the Company’s current or former officers and directors were named as defendants in a putative derivative action filed by an alleged shareholder on behalf of the Company in the United States District Court for the Eastern District of New York. The same shareholder previously had sent the Company’s Board of Directors a letter reciting many of the allegations made in a putative class action that since has been dismissed with prejudice. The putative class action alleged, among other things, that the Registration Statement issued in connection with the Company’s merger with Roslyn and other documents and statements made by executive management in connection therewith were inaccurate and misleading, contained untrue statements of material facts, omitted other facts necessary to make the statements made not misleading, and concealed and failed to adequately disclose material facts, pertaining to, among other things, the Company’s business plans and its exposure to interest rate risk. The alleged shareholder subsequently demanded that the Board take a variety of actions allegedly required to address those allegations. The Board appointed a committee of independent directors to evaluate what response, if any, to make to this letter. Nevertheless, the putative derivative plaintiff filed this action repeating the same allegations as were made in the letter and purporting to seek on behalf of the Company money damages, restitution, and equitable relief against the defendants for various alleged breaches of duty and alleged corporate waste. On August 15, 2005, the plaintiff filed an amended complaint, repeating the same substantive allegations of fact. On September 30, 2005, the defendants filed motions to dismiss this action, and on February 9, 2009, the case was dismissed in its entirety. The Company would vigorously defend against any appeal to this decision, and believes that it has meritorious defenses against any such appeal. If such an appeal were taken and the matter were to proceed, management is not in a position to determine whether resolution of this case would have a material adverse effect on the Company.

NOTE 11: EMPLOYEE BENEFITS

Retirement Plans

On April 1, 2002, three separate pension plans for employees of the former Queens County Savings Bank, the former CFS Bank, and the former Richmond County Savings Bank were merged together and renamed the “New York Community Bancorp Retirement Plan” (the “New York Community Plan”). The pension plan for employees of the former Roslyn Savings Bank was merged into the New York Community Plan on September 30, 2004. The pension plan for employees of the former Atlantic Bank of New York was merged into the New York Community Plan on March 31, 2008. The New York Community Plan and the former Atlantic Bank Retirement Plan (collectively, the “Plans”) are presented on a consolidated basis for 2007 in the disclosures that follow, unless otherwise noted. The New York Community Plan covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements after the “freeze” date. In connection with the acquisition of Atlantic Bank, the Company froze the Atlantic Bank Retirement Plan (the “Atlantic Plan”) on April 28, 2006. All plans are subject to the provisions of ERISA.

The following tables set forth certain information regarding the New York Community Plan, based on the measurement date indicated:

(in thousands)	December 31, 2008	October 1, 2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$106,000	$111,129
Adjustment for measurement date change	1,604	—
Interest cost	6,414	6,340
Actuarial loss (gain)	4,158	(4,435)
Annuity payments	(7,088)	(5,588)
Settlements	(1,383)	(1,446)

Benefit obligation at end of year	$109,705	$106,000

Change in Plan Assets:
Fair value of assets at beginning of year	$134,439	$124,784
Actual (loss) return on plan assets	(47,281)	16,995
Contributions	39,160	—
Annuity payments	(7,088)	(5,588)
Settlements	(1,383)	(1,446)
Administrative expenses	—	(306)

Fair value of assets at end of year	$117,847	$134,439

Funded status (included in other assets)	$8,142	$28,439

Changes recognized in other comprehensive income for the year ended December 31:
Adjustment for measurement date change	$(100)	$—
Amortization of prior service cost	(202)	(202)
Amortization of actuarial gain	(196)	(1,011)
Net actuarial loss (gain) arising during the year	69,357	(10,801)

Total recognized in other comprehensive loss (income) for the year (pre-tax)	$68,859	$(12,014)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$398	$650
Actuarial loss, net	79,166	10,055

Total accumulated other comprehensive loss (pre-tax)	$79,564	$10,705

In 2009, an estimated $7.0 million of unrecognized net actuarial loss and $202,000 of prior service cost for the defined benefit pension plan will be amortized from accumulated other comprehensive loss into net periodic benefit cost. The comparable amounts recognized as net periodic benefit cost in 2008 were $196,000 and $202,000, respectively. The discount rates used to determine the benefit obligation at December 31, 2008 and 2007 were 6.1% and 6.3%, respectively.

The discount rate reflects rates at which the benefit obligation could be effectively settled. To determine this rate, the Company considers rates of return on high-quality fixed-income investments that are currently available and are expected to be available during the period until payment of the pension benefits. The expected future payments are discounted based on a portfolio of high-quality rated bonds (AA or better) for which the Company relies on the Citigroup Pension Liability Index, which is developed from the Citigroup Pension Discount Curve published as of the measurement date.

The components of net periodic pension credit were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Components of Net Periodic Pension Credit:
Interest cost	$6,414	$6,340	$5,386
Expected return on plan assets	(14,845)	(10,323)	(8,940)
Amortization of prior service cost	202	202	202
Amortization of unrecognized actuarial loss	196	1,011	1,524

Net periodic pension credit	$(8,033)	$(2,770)	$(1,828)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2008	2007	2006
Weighted Average Assumptions:
Discount rate	6.3%	5.9%	5.7%
Expected rate of return on plan assets	9.0	8.6	8.6

New York Community Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a series of no-load private placement funds, and in the Company’s common stock. At December 31, 2008 and 2007, the amounts of New York Community Plan assets invested in the Company’s common stock were $11.5 million and $10.6 million, respectively. The investment funds include equity mutual funds and bond mutual funds, each with its own investment objectives, strategies, and risks, as detailed in the Trust’s prospectus. The Trust has been given partial discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

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

The investment goal of the New York Community Plan is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above-average performance when compared to their peers. Performance volatility is monitored, and risk and volatility are further managed by the distinct investment objectives of each of the Trust funds and by the diversification within each fund.

Atlantic Plan assets were invested in seven diversified investment funds managed by SEI Investment Management Co., a series of no-load open-ended mutual funds, and in the Company’s common stock. At December 31, 2007, the amount of Atlantic Plan assets invested in the Company’s common stock was $3.7 million. The investment funds included four equity mutual funds and three bond mutual funds, each with its own investment objectives, investment strategies, and risks, as detailed in the funds’ prospectuses.

Current Asset Allocation

The weighted average asset allocation for the New York Community Plan as of December 31, 2008 and October 1, 2007, and for the Atlantic Plan as of October 1, 2007, were as follows:

	New York Community		Atlantic
	Plan Assets at December 31, 2008	Plan Assets at October 1, 2007	Plan Assets at October 1, 2007
Asset Category:
Equity securities	60%	71%	60%
Debt securities	40	29	40

Total	100%	100%	100%

Determination of Long-Term Rate of Return

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5% to 9% and 2% to 6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7% to 11%.

Expected Contributions

The Company currently expects to contribute approximately $35 million to the New York Community Plan in 2009.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the New York Community Plan during the years indicated:

(in thousands)
2009	$6,757
2010	6,941
2011	7,057
2012	7,924
2013	7,301
2014-2018	36,714

Total	$72,694

Qualified Savings Plans

The Company maintains a defined contribution qualified savings plan (the “New York Community Bank Employee Savings Plan”) in which all full-time employees are able to participate after one year of service and having attained age 21. No matching contributions have been made by the Company to this plan since 1993.

Deferred Compensation Plan

The Company maintains an unfunded deferred compensation plan for former directors of the Company. The unfunded balances are reflected in “other liabilities” in the Company’s Consolidated Statements of Condition and amounted to $209,000 and $203,000 at December 31, 2008 and 2007, respectively.

Post-Retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance, to retired employees, depending on age and years of service at the time of retirement (the “Health & Welfare Plan”). The costs of such benefits are accrued during the years that an employee renders the necessary service.

The following tables set forth certain information regarding the Health & Welfare Plan based on the measurement dates indicated:

(in thousands)	December 31, 2008	October 1, 2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$16,151	$20,243
Service cost	8	9
Interest cost	936	1,139
Adjustment for measurement date change	235	—
Actuarial loss	2,519	5
Premiums/claims paid	(3,386)	(1,622)
Plan amendments	—	(3,623)

Benefit obligation at end of year	$16,463	$16,151

Change in Plan Assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	3,386	1,622
Premiums/claims paid	(3,386)	(1,622)

Fair value of assets at end of year	$—	$—

Funded status (included in other liabilities)	$(16,463)	$(16,151)

Changes recognized in other comprehensive income for the year ended December 31:
Adjustment for measurement date change	$28	$—
Prior service cost arising during the year	—	(3,623)
Amortization of prior service cost	249	(42)
Amortization of actuarial gain	(137)	(117)
Net loss arising during the year	2,519	5

Total recognized in other comprehensive loss (income) for the year (pre-tax)	$2,659	$(3,777)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(3,277)	$(3,588)
Actuarial loss (net)	5,943	3,595

Total accumulated other comprehensive loss (pre-tax)	$2,666	$7

At both December 31, 2008 and 2007, the discount rate was 5.9%.

The estimated net actuarial loss (gain) and the prior service liability that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year amount to $314,000 and ($249,000), respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$8	$9	$8
Interest cost	936	1,139	1,050
Amortization of prior service cost	(249)	42	43
Amortization of unrecognized actuarial loss	137	117	69

Net periodic benefit cost	$832	$1,307	$1,170

The following table indicates the assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2008	2007	2006
Weighted Average Assumptions:
Discount rate	6.1%	5.9%	5.5%
Current medical trend rate	7.8	9.0	9.5

Had the assumed medical trend rate at December 31, 2008 increased by 1% in each future year, the accumulated post-retirement benefit obligation at that date would have increased by $3,000; the aggregate of the benefits earned and the interest components of 2008 net post-retirement benefit cost would have increased by $19,000. Had the assumed medical trend rate decreased by 1% in each future year, the accumulated post-retirement benefit obligation at December 31, 2008 would have declined by $9,000; the aggregate of the benefits earned and the interest components of 2008 net post-retirement benefit cost would have declined by $31,000.

The impact of applying FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to the Company’s accumulated post-retirement benefit obligation as of December 31, 2008 was a $643,000 reduction in said obligation and a $21,000 reduction in the net periodic benefit cost for 2008.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan will be used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.9 million to the Health & Welfare Plan to pay premiums and claims for the fiscal year ending December 31, 2009.

Expected Future Payments for Premiums and Claims

The following amounts are expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2009	$1,932
2010	1,942
2011	1,884
2012	1,526
2013	1,454
2014-2018	6,189

Total	$14,927

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

The Community Bank is obligated to repay the loan by making periodic contributions. The obligation to make such contributions is reduced to the extent of any investment earnings realized on such contributions and any dividends paid on shares held in the unallocated ESOP share account. At December 31, 2008 and 2007, the loan had outstanding balances of $1.8 million and $2.8 million, respectively.

As the loan is repaid, shares are released from a suspense account and allocated among participants on the basis of compensation, as described in the ESOP, in the year of allocation. The Community Bank made no contributions to the ESOP during 2008, 2007, or 2006. The dividends and investment income on ESOP shares that were used for debt service in 2008, 2007, and 2006 amounted to approximately $1.0 million, $1.5 million, and $2.3 million, respectively.

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

In 2008, 2007, and 2006, the Company allocated 346,497; 482,764; and 721,834 shares, respectively, to participants in the ESOP. At December 31, 2008, a total of 15,161,672 shares were held in the ESOP, including 631,303 shares, with a market value of $7.6 million, that were still available for future allocation. The Community Bank recognizes compensation expense for the ESOP based on the average market price of the Company’s common stock during the year in which the allocation is made. For the years ended December 31, 2008, 2007, and 2006, the Company recorded ESOP-related compensation expense of $5.8 million, $8.6 million, and $12.0 million, respectively. Included in the 2007 and 2006 amounts were special merger-related ESOP allocation expenses of $2.2 million and $5.7 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank also established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. At both December 31, 2008 and 2007, the SERP maintained $3.1 million of trust-held assets, based upon the cost of said assets. Trust-held assets, consisting entirely of Company common stock, amounted to 1,018,939 and 959,917 shares at December 31, 2008 and 2007, respectively. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2008, 2007, or 2006.

Stock Incentive and Stock Option Plans

At December 31, 2008, the Company had 6,354,659 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. During 2008, 2007, and 2006, 1,945,400; 732,991; and 48,000 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with an average fair value of $14.32, $17.69, and $16.53 per share on the respective grant dates. The shares of restricted stock that were granted in 2008 vest over a period of five years. Compensation cost related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $7.9 million, $3.7 million, and $43,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

A summary of activity with regard to restricted stock awards in the year ended December 31, 2008 is presented in the following table:

	For the Year Ended December 31, 2008
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	757,991	$17.64
Granted	1,945,400	14.32
Vested	(283,496)	17.63
Cancelled	(73,550)	15.83

Unvested at end of year	2,346,345	14.95

As of December 31, 2008, unrecognized compensation cost relating to unvested restricted stock totaled $28.7 million. This amount will be recognized over a remaining weighted average period of 3.9 years.

In addition, the Company had eleven stock option plans at December 31, 2008: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

At the time of grant, all options were to have vested in whole or in part over two to five years from the date of issuance, with all options becoming 100% exercisable in the event that employment were terminated due to death, disability, normal retirement, or in the event of a change in control of the Community Bank or the Company. On December 30, 2005, the Board of Directors of the Company accelerated the vesting of, and vested, all unvested stock options that were outstanding at that date. A total of 1.4 million options held by 179 individuals were impacted by the Acceleration. All other terms and conditions of the accelerated options remain unchanged. As a result of the Acceleration, the Company was able to avoid recognizing compensation expense that it otherwise would have had to recognize in 2006, 2007, and 2008 under SFAS No. 123R.

In connection with its adoption of SFAS No. 123R on January 1, 2006, using the modified prospective approach, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at January 1, 2006, or at any time during 2006, 2007, or 2008, the Company did not record any compensation and benefits expense relating to stock options during those years.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2008, 2007, and 2006, respectively, there were 13,702,712; 15,763,696; and 19,019,717 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 800 at December 31, 2008.

The status of the Stock Option Plans at December 31, 2008 and changes that occurred during the year ended at that date are summarized below:

	For the Year Ended December 31, 2008
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	15,763,696	$15.05
Exercised	(1,924,780)	11.82
Forfeited	(136,204)	15.53

Stock options outstanding, end of year	13,702,712	15.50
Options exercisable at year-end	13,702,712	15.50

The intrinsic value of stock options outstanding and exercisable at December 31, 2008 was $1.6 million. The intrinsic values of options exercised during the years ended December 31, 2008, 2007, and 2006 were $14.1 million, $9.1 million, and $5.8 million, respectively.

NOTE 13: FAIR VALUE MEASUREMENTS

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

The following table presents, by SFAS No. 157 valuation hierarchy, assets that were measured at fair value on a recurring basis as of December 31, 2008, and that were included in the Company’s Consolidated Statement of Condition at that date:

	Fair Value Measurements at December 31, 2008 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale	$42,562	$953,350	$14,590	$1,010,502

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include certain less liquid securities. Level 3 assets accounted for 0.04% of the Company’s total assets at December 31, 2008.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing collateralized debt obligations (“CDOs”), which include pooled trust preferred securities and income notes, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, CDOs are valued using a model based on the specific collateral composition and cash flow structure of the security. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, that price is considered when arriving at the security’s fair value. CDOs are classified within Level 3.

Each of the methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Changes in Level 3 Fair Value Measurements

The following table presents information for recurring assets classified by the Company within Level 3 of the valuation hierarchy for the twelve months ended December 31, 2008:

Available-for-Sale Securities
(in thousands)	Twelve Months Ended December 31, 2008
Beginning balance	$ 65,952
Change in unrealized losses included in other comprehensive loss	726
Other-than-temporary impairment loss	(51,500)
Principal amortization	(588)

Ending balance	$ 14,590

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). For the Company, such assets include goodwill, CDI, other real estate owned, other long-lived assets, loans held for sale, certain impaired loans, and MSRs, all of which are generally classified within Level 3 of the valuation hierarchy. With the exception of a $463,000 fair value adjustment relating to the Company’s MSRs and a $1.2 million adjustment relating to impaired loans (which was taken into consideration in computing the required balance for the allowance for loan losses), no amounts were recorded in the 2008 Consolidated Statement of Income and Comprehensive Income due to fair value adjustments on such assets.

Other Fair Value Disclosures

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

The following table summarizes the carrying values and estimated fair values of the Company’s on-balance-sheet financial instruments at December 31, 2008 and 2007:

	December 31,
	2008		2007
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$203,216	$203,216	$335,743	$335,743
Securities held to maturity	4,890,991	4,827,801	4,362,645	4,324,194
Securities available for sale	1,010,502	1,010,502	1,381,256	1,381,256
FHLB-NY stock	400,979	400,979	423,069	423,069
Loans, net	22,097,844	22,891,568	20,270,454	20,660,655
Financial Liabilities:
Deposits	$14,292,454	$14,361,809	$13,157,333	$13,182,409
Borrowed funds	13,496,710	15,165,647	12,915,672	13,554,895
Mortgagors’ escrow	83,194	83,194	78,468	78,468

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

Mortgagors’ Escrow

The fair value of mortgagors’ escrow approximates the carrying value.

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2008 and 2007.

NOTE 14: RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Banking Department if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal and local taxes. In 2008, the Banks together paid dividends of $100.0 million to the Parent Company; at December 31, 2008, the Banks together could have paid additional dividends of $146.3 million to the Parent Company without regulatory approval.

NOTE 15: PARENT COMPANY ONLY FINANCIAL INFORMATION

Following are the condensed financial statements for New York Community Bancorp, Inc. (Parent Company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2008	2007
ASSETS:
Cash and cash equivalents	$129,306	$104,416
Securities held to maturity	10,000	10,000
Securities available for sale	9,568	46,773
Investments in subsidiaries	4,581,446	4,562,190
Receivable from subsidiaries	2,848	2,735
Other assets	86,618	25,867

Total assets	$4,819,786	$4,751,981

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Senior notes	$89,888	$75,219
Junior subordinated debentures	484,216	484,843
Other liabilities	26,436	9,606

Total liabilities	600,540	569,668

Stockholders’ equity	4,219,246	4,182,313

Total liabilities and stockholders’ equity	$4,819,786	$4,751,981

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2008	2007	2006
Interest income	$4,566	$6,911	$8,145
Dividends received from subsidiaries	100,000	200,000	560,000
Loss on other-than-temporary impairment of securities	(35,332)	—	—
Gain on sale of securities	—	1,220	495
Loss on debt redemption	—	(1,848)	(1,859)
Loss on mark-to-market of interest rate swaps	—	—	(6,071)
Other income	1,104	1,415	1,288

Gross income	70,338	207,698	561,998
Operating expenses	53,297	60,633	63,575

Income before income tax benefit and equity in undistributed (overdistributed) earnings of subsidiaries	17,041	147,065	498,423
Income tax benefit	(47,607)	(22,373)	(20,754)

Income before equity in undistributed (overdistributed) earnings of subsidiaries	64,648	169,438	519,177
Equity in undistributed (overdistributed) earnings of subsidiaries	13,236	109,644	(286,592)

Net income	$77,884	$279,082	$232,585

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,884	$279,082	$232,585
Change in other assets	(61,386)	20,423	11,681
Change in other liabilities	19,725	(47,087)	25,420
Net gain on sale of securities	—	(1,220)	(495)
Loss on other-than-temporary impairment of securities	35,332	—	—
Other, net	6,998	1,350	(677)
Equity in (undistributed) overdistributed earnings of subsidiaries	(13,236)	(109,644)	286,592

Net cash provided by operating activities	65,317	142,904	555,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	(29,158)	—
Proceeds from sale and repayment of securities	3,106	12,556	8,427
(Investments in) payments from subsidiaries, net	(76,971)	44,551	(396,480)
Net cash acquired in business combinations	—	2,698	—

Net cash (used in) provided by investing activities	(73,865)	30,647	(388,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	339,153	—	400,119
Treasury stock purchases	(2,208)	(168)	(2,415)
Cash dividends paid on common stock	(333,509)	(310,205)	(286,773)
Net cash received from exercise of stock options	15,041	44,064	14,183
Net cash received from exercise of warrants	73	—	—
Redemption of junior subordinated debentures	—	(83,123)	(125,034)
Issuance of junior subordinated debentures	—	82,475	123,712
Issuance of senior notes	89,888	—	—
Repayment of senior notes	(75,000)	(115,000)	—
Cash-in-lieu of fractional shares	—	(7)	(2)

Net cash provided by (used in) financing activities	33,438	(381,964)	123,790

Net increase (decrease) in cash and cash equivalents	24,890	(208,413)	290,843

Cash and cash equivalents at beginning of year	104,416	312,829	21,986

Cash and cash equivalents at end of year	$129,306	$104,416	$312,829

NOTE 16: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board of Governors (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC.

The following tables present the regulatory capital ratios for the Company at December 31, 2008 and 2007, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2008	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,336,142	7.84%	$2,336,142	11.49%	$2,430,510	11.96%
Minimum for capital adequacy purposes	1,192,108	4.00	813,069	4.00	1,626,138	8.00

Excess	$1,144,034	3.84%	$1,523,073	7.49%	$804,372	3.96%

			Risk-Based Capital
At December 31, 2007	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,321,764	8.32%	$2,321,764	12.10%	$2,414,558	12.58%
Minimum for capital adequacy purposes	1,116,168	4.00	767,443	4.00	1,534,886	8.00

Excess	$1,205,596	4.32%	$1,554,321	8.10%	$879,672	4.58%

On May 23, 2008, the Company issued 17,871,000 shares of common stock in an offering that generated gross proceeds of $345.8 million and net proceeds (i.e., after issuance costs) of $339.2 million. Of the latter amount, $199.2 million served to offset the after-tax impact on stockholders’ equity of prepaying $4.0 billion of wholesale and other borrowings in the second quarter of 2008; the remaining proceeds were used for general corporate purposes.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2008, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2008, the most recent notifications from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2008 and 2007 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

At December 31, 2008			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$1,982,876	7.13%	$1,982,876	10.65%	$2,067,985	11.10%
Minimum for capital adequacy purposes	1,112,965	4.00	744,902	4.00	1,489,804	8.00

Excess	$869,911	3.13%	$1,237,974	6.65%	$578,181	3.10%

At December 31, 2007			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$1,982,073	7.69%	$1,982,073	11.29%	$2,067,725	11.78%
Minimum for capital adequacy purposes	1,031,119	4.00	701,929	4.00	1,403,859	8.00

Excess	$950,954	3.69%	$1,280,144	7.29%	$663,866	3.78%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2008 and 2007 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

At December 31, 2008			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$253,797	10.33%	$253,797	12.77%	$263,083	13.23%
Minimum for capital adequacy purposes	98,298	4.00	79,521	4.00	159,042	8.00

Excess	$155,499	6.33%	$174,276	8.77%	$104,041	5.23%

At December 31, 2007			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$257,089	9.10%	$257,089	11.91%	$264,259	12.24%
Minimum for capital adequacy purposes	113,043	4.00	86,347	4.00	172,695	8.00

Excess	$144,046	5.10%	$170,742	7.91%	$91,564	4.24%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and the Banks; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2008 is effective using these criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008, as stated in their report, included in Item 8 on page 86, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2009 (hereafter referred to as our “2009 Proxy Statement”), under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2009 Proxy Statement, under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,702,712	$15.50	6,355,459
Equity compensation plans not approved by security holders	—	—	—
Total	13,702,712	$15.50	6,355,459

Information regarding security ownership of certain beneficial owners appears in our 2009 Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

Information regarding security ownership of certain beneficial owners and management appears in our 2009 Proxy Statement, under the caption “Information with Respect to the Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2009 Proxy Statement, under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services appears in our 2009 Proxy Statement, under the caption “Audit and Non-audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2008 and 2007;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2008;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2008;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.
2.1	Stock Purchase Agreement between New York Community Bancorp, Inc. and NBG International Holdings B.V., dated as of October 10, 2005(1)

2.2	Unconditional Guaranty Agreement between New York Community Bancorp, Inc. and the National Bank of Greece, dated as of October 10, 2005(1)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation(3)

3.3	Amended and Restated Bylaws(4)

4.1	Specimen Stock Certificate(5)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto(6)

10.2	Retirement Agreement between New York Community Bancorp, Inc. and Michael F. Manzulli(7)

10.3	Retirement Agreement between New York Community Bancorp, Inc. and James J. O’Donovan(7)

10.4	Synergy Financial Group, Inc. 2003 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(8)

10.5	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(8)

10.6	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers(9)

10.7	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan(10)

10.8	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors(10)

10.9	Form of Queens County Savings Bank Employee Severance Compensation Plan(9)

10.10	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan(9)

10.11	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust(9)

10.12	Incentive Savings Plan of Queens County Savings Bank(11)

10.13	Retirement Plan of Queens County Savings Bank(9)

10.14	Supplemental Benefit Plan of Queens County Savings Bank(12)

10.15	Excess Retirement Benefits Plan of Queens County Savings Bank(9)

10.16	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan(9)

10.17	New York Community Bancorp, Inc. 1997 Stock Option Plan(13)

10.18	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan(14)

10.19	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan(15)

10.20	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan(15)

10.21	Long Island Financial Corp. 1998 Stock Option Plan, as amended(16)

10.22	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated(15)

10.23	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated(17)

10.24	Haven Bancorp, Inc. 1996 Stock Option Plan, as amended and restated(17)

10.25	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated(17)

10.26	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.) (14)

10.27	Richmond County Financial Corp. Stock Compensation Plan(14)

10.28	New York Community Bancorp, Inc. Management Incentive Compensation Plan(18)

10.29	New York Community Bancorp, Inc. 2006 Stock Incentive Plan(18)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 2, 2009 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

(1)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on October 14, 2005
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(4)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-31565)
(8)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on June 23, 2007, Registration No. 333-135279
(9)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(10)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(11)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated herein by reference into this document from the Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibits filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(14)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(15)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(16)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(17)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998
(18)	Incorporated by reference into this document from the Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2009	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	3/2/09	/s/ Thomas R. Cangemi	3/2/09
Joseph R. Ficalora		Thomas R. Cangemi
Chairman, President, and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	3/2/09	/s/ Donald M. Blake	3/2/09
John J. Pinto		Donald M. Blake
Executive Vice President and Chief Accounting Officer		Director
(Principal Accounting Officer)

/s/ Dominick Ciampa	3/2/09	/s/ Maureen E. Clancy	3/2/09
Dominick Ciampa		Maureen E. Clancy
Director		Director

/s/ Hanif W. Dahya	3/2/09	/s/ Robert S. Farrell	3/2/09
Hanif W. Dahya		Robert S. Farrell
Director		Director

/s/ William C. Frederick, M.D.	3/2/09	/s/ Max L. Kupferberg	3/2/09
William C. Frederick, M.D.		Max L. Kupferberg
Director		Director

/s/ Michael J. Levine	3/2/09	/s/ Hon. Guy V. Molinari	3/2/09
Michael J. Levine		Hon. Guy V. Molinari
Director		Director

/s/ James J. O’Donovan	3/2/09	/s/ John M. Tsimbinos	3/2/09
James J. O’Donovan		John M. Tsimbinos
Director		Director

/s/ Spiros J. Voutsinas	3/2/09	/s/ Robert Wann	3/2/09
Spiros J. Voutsinas		Robert Wann
Director		Senior Executive Vice President, Chief Operating Officer, and Director