Form 10-Q
period 2009-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2009-05-11
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

345,208,226

Number of shares of common stock outstanding at

May 6, 2009

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2009

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Cash and cash equivalents	$167,281	$203,216
Securities available for sale:
Mortgage-related ($798,845 and $811,152 pledged, respectively)	814,112	833,684
Other securities ($77,063 and $78,847 pledged, respectively)	156,680	176,818

Total available-for-sale securities	970,792	1,010,502

Securities held to maturity:
Mortgage-related ($2,983,965 and $3,131,098 pledged, respectively) (fair value of $3,079,533 and $3,199,414, respectively)	3,017,364	3,164,856
Other securities ($1,354,689 and $1,359,912 pledged, respectively) (fair value of $1,642,920 and $1,628,387, respectively)	1,766,344	1,726,135

Total held-to-maturity securities	4,783,708	4,890,991

Total securities	5,754,500	5,901,493
Loans, net of deferred loan fees and costs	22,293,413	22,192,212
Less: Allowance for loan losses	(95,302)	(94,368)

Loans, net	22,198,111	22,097,844
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	416,724	400,979
Premises and equipment, net	213,395	217,762
Goodwill	2,436,401	2,436,401
Core deposit intangibles, net	82,093	87,780
Bank-owned life insurance	695,396	691,429
Other assets	438,651	430,002

Total assets	$32,402,552	$32,466,906

Liabilities and Stockholders’ Equity
Deposits:
NOW and money market accounts	$3,615,300	$3,818,952
Savings accounts	2,630,724	2,629,168
Certificates of deposit	6,778,509	6,796,971
Non-interest-bearing accounts	1,068,210	1,047,363

Total deposits	14,092,743	14,292,454

Borrowed funds:
FHLB-NY advances	8,057,946	7,708,064
Repurchase agreements	4,275,000	4,485,000
Federal funds purchased	220,000	150,000
Junior subordinated debentures	484,102	484,216
Other borrowings	669,459	669,430

Total borrowed funds	13,706,507	13,496,710

Mortgagors’ escrow	159,521	83,194
Other liabilities	207,895	375,302

Total liabilities	28,166,666	28,247,660

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 344,985,111 shares issued; 344,946,651 and 344,985,111 shares outstanding at the respective dates)	3,450	3,450
Paid-in capital in excess of par	4,186,602	4,181,599
Retained earnings	126,121	123,511
Treasury stock (38,460 and 0 shares at the respective dates)	(467)	—
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(1,734)	(1,995)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities, net of tax	(24,633)	(32,506)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	(4,549)	(4,706)
Net unrealized loss on pension and post-retirement obligations, net of tax	(48,904)	(50,107)

Total accumulated other comprehensive loss, net of tax	(78,086)	(87,319)

Total stockholders’ equity	4,235,886	4,219,246

Total liabilities and stockholders’ equity	$32,402,552	$32,466,906

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Interest Income:
Mortgage and other loans	$321,717	$312,988
Securities	78,383	86,974
Money market investments	6	2,362

Total interest income	400,106	402,324

Interest Expense:
NOW and money market accounts	7,563	14,168
Savings accounts	4,181	5,979
Certificates of deposit	52,723	76,574
Borrowed funds	128,689	144,118
Mortgagors’ escrow	35	26

Total interest expense	193,191	240,865

Net interest income	206,915	161,459
Provision for loan losses	6,000	—

Net interest income after provision for loan losses	200,915	161,459

Non-interest Income:
Fee income	9,291	10,584
Bank-owned life insurance	6,840	6,745
Gain on debt repurchases	—	926
Other	6,045	10,242

Total non-interest income	22,176	28,497

Non-interest Expense:
Operating expenses:
Compensation and benefits	42,422	43,066
Occupancy and equipment	18,736	17,710
General and administrative	22,753	18,042

Total operating expenses	83,911	78,818
Amortization of core deposit intangibles	5,687	6,032

Total non-interest expense	89,598	84,850

Income before income taxes	133,493	105,106
Income tax expense	44,804	32,735

Net Income	$88,689	$72,371

Other comprehensive income, net of tax:
Change in net unrealized gain (losses) on securities	8,030	(11,552)
Change in pension and post-retirement obligations	1,203	101

Total comprehensive income, net of tax	$97,922	$60,920

Basic earnings per share	$0.26	$0.22

Diluted earnings per share	$0.26	$0.22

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2009
Common Stock (Par Value: $0.01):
Balance at end of period	$3,450
Paid-in Capital in Excess of Par:
Balance at beginning of year	4,181,599
Allocation of ESOP stock	698
Restricted stock activity	2,396
Exercise of stock options	22
Tax effect of stock plans	1,887

Balance at end of period	4,186,602

Retained Earnings:
Balance at beginning of year	123,511
Net income	88,689
Dividends paid on common stock ($0.25 per share)	(86,079)

Balance at end of period	126,121

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (51,380 shares)	(624)
Exercise of stock options (2,320 shares)	28
Shares issued for restricted stock grants (10,600 shares)	129

Balance at end of period	(467)

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(1,995)
Earned portion of ESOP	261

Balance at end of period	(1,734)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(87,319)
Change in net unrealized loss on securities available for sale, net of tax of $(5,034)	7,873
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(104)	157
Change in pension and post-retirement obligations, net of tax of $(769)	1,203

Balance at end of period	(78,086)

Total stockholders’ equity at end of period	$4,235,886

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$88,689	$72,371
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	6,000	—
Depreciation and amortization	5,024	5,040
Accretion of discounts, net	(532)	(2,995)
Net change in net deferred loan origination costs and fees	(322)	4,827
Amortization of core deposit intangibles	5,687	6,032
Net gain on sale of loans	(108)	(64)
Stock plan-related compensation	3,485	3,138
Changes in assets and liabilities:
(Increase) decrease in deferred tax asset, net	(2,879)	2,481
Increase in other assets	(15,602)	(2,107)
Decrease in other liabilities	(165,410)	(17,767)
Origination of loans held for sale	(17,661)	(11,409)
Proceeds from sale of loans originated for sale	15,446	8,043

Net cash (used in) provided by operating activities	(78,183)	67,590

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	929,929	1,074,790
Proceeds from repayment of securities available for sale	52,966	111,785
Purchase of securities held to maturity	(822,245)	(1,100,611)
Purchase of securities available for sale	—	(5,250)
Net (purchase) redemption of FHLB-NY stock	(15,745)	2,880
Net increase in loans	(103,622)	(194,952)
Purchase of loans	—	(45,500)
Proceeds from sale of loans	—	25,035
Purchase of premises and equipment, net	(657)	(2,450)

Net cash provided by (used in) investing activities	40,626	(134,273)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(199,711)	361,583
Net increase in short-term borrowings	159,900	—
Net increase (decrease) in long-term borrowings	49,897	(75,430)
Net increase in mortgagors’ escrow	76,327	73,740
Tax effect of stock plans	1,887	277
Cash dividends paid on common stock	(86,079)	(80,927)
Treasury stock purchases	(624)	(12)
Net cash received from stock option exercises	25	3,960

Net cash provided by financing activities	1,622	283,191

Net (decrease) increase in cash and cash equivalents	(35,935)	216,508
Cash and cash equivalents at beginning of period	203,216	335,743

Cash and cash equivalents at end of period	$167,281	$552,251

Supplemental information:
Cash paid for interest	$190,489	$246,260
Cash paid for income taxes	66,053	139
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities available for sale	$—	$71,307
Transfer to other real estate owned from loans	561	—

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The unaudited consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

Note 2. Stock-based Compensation

At March 31, 2009, the Company had 6,340,309 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). Under the 2006 Stock Incentive Plan, the Company granted 30,000 shares of restricted stock in the three months ended March 31, 2009, with an average fair value of $12.47 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.5 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

A summary of activity with regard to restricted stock awards in the three months ended March 31, 2009 is presented in the following table:

	For the Three Months Ended March 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	2,346,345	$14.95
Granted	30,000	12.47
Vested	(157,400)	15.12
Forfeited	(15,650)	13.11

Unvested at March 31, 2009	2,203,295	14.92

As of March 31, 2009, unrecognized compensation cost relating to unvested restricted stock totaled $26.4 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

In addition, the Company had eleven stock option plans at March 31, 2009: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group, Inc. Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

In connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” on January 1, 2006, and using the modified prospective approach, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during 2008 or the three months ended March 31, 2009, the Company did not record any compensation and benefits expense relating to stock options during these periods.

Generally, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At March 31, 2009, there were 13,465,311 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 800 at March 31, 2009.

The status of the Company’s Stock Option Plans at March 31, 2009 and the changes that occurred during the three months ended at that date are summarized in the following table:

	For the Three Months Ended March 31, 2009
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable at January 1, 2009	13,702,712	$15.50
Exercised	(2,320)	10.78
Forfeited	(235,081)	15.25

Stock options outstanding and exercisable at March 31, 2009	13,465,311	15.51

Total stock options outstanding and exercisable at March 31, 2009 had a weighted average remaining contractual life of 2.99 years, a weighted average exercise price of $15.51 per share, and an aggregate intrinsic value of $1.4 million. The intrinsic values of options exercised during the three months ended March 31, 2009 and 2008 were $1,000 and $2.2 million, respectively.

Note 3. Securities

The following table summarizes the amortized cost and estimated fair values of the Company’s held-to-maturity securities at the dates indicated:

	March 31, 2009		December 31, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-related securities:
GSE (1) certificates	$273,575	$288,786	$282,441	$294,956
GSE CMOs (2)	2,737,152	2,784,110	2,875,878	2,897,921
Other mortgage-related securities	6,637	6,637	6,537	6,537

Total mortgage-related securities	$3,017,364	$3,079,533	$3,164,856	$3,199,414

Other securities:
GSE debentures	$1,412,787	$1,416,184	$1,372,593	$1,376,167
Corporate bonds	133,170	102,304	133,165	106,757
Capital trust notes	220,387	124,432	220,377	145,463

Total other securities	$1,766,344	$1,642,920	$1,726,135	$1,628,387

Total securities held to maturity	$4,783,708	$4,722,453	$4,890,991	$4,827,801

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations

The following table summarizes the amortized cost and estimated fair values of the Company’s available-for-sale securities at the dates indicated:

	March 31, 2009		December 31, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-related securities:
GSE certificates	$173,861	$180,601	$180,132	$185,292
GSE CMOs	496,494	507,804	519,389	528,962
Private label CMOs	128,739	125,707	139,332	119,430

Total mortgage-related securities	$799,094	$814,112	$838,853	$833,684

Other securities:
GSE debentures	$57,809	$60,052	$59,478	$61,959
Corporate bonds	44,811	26,173	44,812	28,203
State, county, and municipal	6,529	6,145	6,528	6,141
Capital trust notes	30,339	20,662	30,339	20,413
Preferred stock	31,400	14,237	31,400	17,540
Common stock	42,199	29,411	53,343	42,562

Total other securities	$213,087	$156,680	$225,900	$176,818

Total securities available for sale	$1,012,181	$970,792	$1,064,753	$1,010,502

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of March 31, 2009 and December 31, 2008:

At March 31, 2009	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$151,504	$1,017	$—	$—	$151,504	$1,017
GSE CMOs	167,139	1,054	275,323	7,352	442,462	8,406
Corporate bonds	65,047	12,584	14,709	19,020	79,756	31,604
Capital trust notes	43,909	17,401	69,318	79,064	113,227	96,465

Total temporarily impaired held-to-maturity debt securities	$427,599	$32,056	$359,350	$105,436	$786,949	$137,492

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
Private label CMOs	$—	$—	$69,529	$4,106	$69,529	$4,106
Corporate bonds	20,101	4,963	6,072	13,675	26,173	18,638
State, county, and municipal	1,227	188	4,918	196	6,145	384
Capital trust notes	10,276	7,524	7,162	2,177	17,438	9,701

Total temporarily impaired available-for-sale debt securities	$31,604	$12,675	$87,681	$20,154	$119,285	$32,829
Equity securities	11,580	11,370	19,283	19,080	30,863	30,450

Total temporarily impaired available-for-sale securities	$43,184	$24,045	$106,964	$39,234	$150,148	$63,279

At December 31, 2008	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE CMOs	$10,223	$279	$637,364	$18,622	$647,587	$18,901
Corporate bonds	71,224	20,080	5,350	6,481	76,574	26,561
Capital trust notes	69,478	15,405	75,985	59,509	145,463	74,914

Total temporarily impaired held-to-maturity debt securities	$150,925	$35,764	$718,699	$84,612	$869,624	$120,376

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE CMOs	$—	$—	$39,603	$154	$39,603	$154
Private label CMOs	—	—	119,430	19,902	119,430	19,902
Corporate bonds	18,953	6,120	9,250	10,489	28,203	16,609
State, county, and municipal	1,137	276	5,004	111	6,141	387
Capital trust notes	10,328	7,470	6,885	2,456	17,213	9,926

Total temporarily impaired available-for-sale debt securities	$30,418	$13,866	$180,172	$33,112	$210,590	$46,978
Equity securities	15,950	11,850	20,376	13,092	36,326	24,942

Total temporarily impaired available-for-sale securities	$46,368	$25,716	$200,548	$46,204	$246,916	$71,920

Among the factors considered in determining that an unrealized loss is temporary in nature are management’s intent and ability to hold each investment for a period of time sufficient to allow for an anticipated recovery in fair value. For the investments in the preceding tables, management has determined that the unrealized losses are temporary in nature, given that it has the positive intent and ability to hold each investment until the earlier of its anticipated recovery or maturity. Other factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been below cost; the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; and the forecasted recovery period using current estimates of volatility in market interest rates (including liquidity and risk premiums).

Management’s assertion regarding its intent and ability to hold investments considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management’s intended strategy with respect to the identified security or portfolio. If management does not have the intent and ability to hold the security for a sufficient time period to recovery, the unrealized loss is charged directly to earnings in the Consolidated Statement of Income and Comprehensive Income.

The unrealized losses on the Company’s GSE CMOs were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by U.S. government-sponsored enterprises. Accordingly, it is expected that the securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company has the ability and positive intent to hold these investments until a recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2009.

The Company’s unrealized losses in corporate bonds and capital trust notes relate to investments in various financial institutions. The unrealized losses were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in the financial markets. These securities were purchased based on an individual assessment of the financial institutions issuing such securities. This assessment included, but was not limited to, a review of credit ratings (if any), as well as an underwriting process designed to determine the financial institutions’ creditworthiness.

The Company reviews quarterly financial information as well as other information that is released by each financial institution to determine the continued creditworthiness of the securities issued by them. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at a price that is less than their amortized costs. The Company continues to monitor these investments and currently believes that it is probable that it will be able to collect all amounts due according to their contractual terms. Because the Company has the ability and positive intent to hold these investments until a recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at March 31, 2009. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and potential other-than-temporary impairment (“OTTI”) losses in the future. Events that may occur in the future at the financial institutions that issued these securities may trigger material unrecoverable declines in fair values for the Company’s investments and therefore future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and significantly higher loan loss provisions, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and positive intent to hold these investments until a recovery of fair value, which may be until maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2009. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to: deterioration of credit metrics, significantly higher levels of default and severity of loss on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At March 31, 2009, the equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. In analyzing its investments in perpetual preferred stock for other-than-temporary impairment, the Company uses an impairment model that is applied to debt securities, consistent with recent guidance provided by the U.S. Securities and Exchange Commission. The unrealized losses on the Company’s equity securities were primarily caused by market volatility and a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other than temporarily impaired at March 31, 2009.

Nonetheless, it is possible that these equity securities will perform worse than currently expected, which could lead to adverse changes in their fair value or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities in the future include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the companies in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such companies.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$15,859,459	71.12%	$15,728,264	70.85%
Commercial real estate	4,608,218	20.66	4,553,550	20.51
Acquisition, development, and construction	724,336	3.25	778,364	3.51
1-4 family	256,358	1.15	266,307	1.20

Total mortgage loans	21,448,371	96.18	21,326,485	96.07
Net deferred loan origination fees	(6,969)		(6,940)

Mortgage loans, net	21,441,402		21,319,545

Other loans:
Commercial and industrial	702,311		713,099
Consumer	148,889		158,907
Lease financing, net	1,232		1,433

Total other loans	852,432	3.82	873,439	3.93
Net deferred loan origination fees	(421)		(772)

Total other loans, net	852,011		872,667
Less: Allowance for loan losses	95,302		94,368

Loans, net	$22,198,111	100.00%	$22,097,844	100.00%

The following table provides a summary of activity in the allowance for loan losses at the dates indicated:

(in thousands)	At or For the Three Months Ended March 31, 2009	At or For the Year Ended December 31, 2008
Balance at beginning of period	$94,368	$92,794
Provision for loan losses	6,000	7,700
Charge-offs	(5,072)	(6,168)
Recoveries	6	42

Balance at end of period	$95,302	$94,368

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2009	December 31, 2008
Wholesale borrowings:
FHLB-NY advances	$8,057,946	$7,708,064
Repurchase agreements	4,275,000	4,485,000
Federal funds purchased	220,000	150,000

Total wholesale borrowings	12,552,946	12,343,064

Junior subordinated debentures	484,102	484,216
Senior debt	601,659	601,630
Preferred stock of subsidiaries	67,800	67,800

Total borrowed funds	$13,706,507	$13,496,710

At March 31, 2009, the Company had $484.1 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities (Revised December 2003).” The proceeds of each issuance are invested in a series of junior subordinated debentures of the Company. The underlying asset of each statutory business trust is the relevant debenture. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of March 31, 2009:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	191,972	183,467	November 4, 2002	November 1, 2051	November 4, 2007(2)
New York Community Capital Trust X	2.920	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,907	7,675	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	13,466	13,094	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	4.570	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(3)
New York Community Capital Trust XI	2.882	67,011	65,000	April 16, 2007	June 30, 2037	June 30, 2012

		$484,102	$466,786

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(3)	Callable at anytime subsequent to this date.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2009		2008
(in thousands)	Pension Benefits	Post- retirement Benefits	Pension Benefits	Post- retirement Benefits
Components of net periodic expense (credit):
Interest cost	$1,611	$228	$1,604	$234
Service cost	—	—	—	2
Expected return on plan assets	(2,576)	—	(3,752)	—
Unrecognized past service liability	50	(62)	50	(62)
Amortization of unrecognized loss	1,746	76	49	34

Net periodic expense (credit)	$831	$242	$(2,049)	$208

As discussed in the notes to the consolidated financial statements presented in the Company’s 2008 Annual Report on Form 10-K, the Company expects to contribute to its pension and post-retirement plans in 2009.

Note 7. Computation of Earnings per Share (1)

The following table presents the Company’s computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2009	2008
Net income	$88,689	$72,371
Weighted average common shares outstanding	343,323,162	322,719,037

Basic earnings per common share	$0.26	$0.22

Weighted average common shares outstanding	343,323,162	322,719,037
Additional dilutive shares using the average market value for the period when utilizing the treasury stock method (2)	77,847	1,269,392

Total shares for diluted earnings per share computation	343,401,009	323,988,429
Diluted earnings per common share and common share equivalents	$0.26	$0.22

(1)	In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities,” which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends, are considered participating securities and therefore are included in the two-class method calculation of earnings per share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation programs. Recipients receive cash dividends during the vesting periods of these awards. Since these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. The adoption of FSP EITF 03-6-1 on January 1, 2009 had an immaterial effect on the Company’s earnings per share.
(2)	Options to purchase 13,127,433 shares and 2,988,234 shares of the Company’s common stock at a weighted average price of $15.73 and $19.18, respectively, were outstanding as of March 31, 2009 and 2008 but were excluded from the computation of diluted earnings per share for the respective quarters because the exercise prices of the stock options exceeded the average market prices of the Company’s common shares during these periods.

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

The following table presents, by SFAS No.  157 valuation hierarchy, assets that were measured at fair value on a recurring basis as of March 31, 2009, and that were included in the Company’s Consolidated Statement of Condition at that date:

	Fair Value Measurements at March 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale	$29,411	$924,433	$16,948	$970,792

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include certain less liquid securities. Level 3 assets accounted for 0.05% of the Company’s total assets at March 31, 2009.

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

Changes in Level 3 Fair Value Measurements

The following table presents information for recurring assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended March 31, 2009:

Available-for-sale Securities
Three Months Ended March 31, 2009
(in thousands)
Beginning balance	$14,590
Change in unrealized losses included in other comprehensive income	2,358

Ending balance	$16,948

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). For the Company, such assets include goodwill, core deposit intangibles, other real estate owned, other long-lived assets, loans held for sale, certain impaired loans, and mortgage servicing rights, all of which are generally classified within Level 3 of the valuation hierarchy. With the exception of a $5.7 million fair value adjustment relating to impaired loans (which was taken into consideration in computing the required balance for the allowance for loan losses), no amounts were recorded in the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2009 due to fair value adjustments on such assets. The fair values of impaired loans are determined using various valuation techniques, including discounted cash flow modeling, in addition to considering pertinent real estate market data.

Note 9. Impact of Recent Accounting Pronouncements

In April 2009, the FASB issued three final FSPs that are intended to provide additional application guidance and to enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.  157. FSP FAS No.  107-1 and Accounting Principle Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provide additional guidance that was designed to create greater clarity and consistency in accounting for, and presenting, impairment losses on securities.

FSP FAS 157-4 addresses the determination of fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement, as set forth in SFAS No.  157, i.e., to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements and under current market conditions. It specifically reaffirms the need to use judgment in ascertaining if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to issuing this FSP, fair values for such assets and liabilities were disclosed only once a year. The FSP now requires quarterly disclosures that provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2, which relate to other-than-temporary impairment, are intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. A cumulative effect adjustment is required to be recorded at the FSP’s adoption date with respect to certain previously recognized other-than-temporary impairment losses.

Each of the aforementioned FSPs is effective for interim and annual periods ending after June 15, 2009, but entities may adopt these FSPs for the interim and annual periods ending after March 15, 2009. The Company did not adopt these FSPs for the interim period ended March 31, 2009.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No.  157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows, with appropriately risk-adjusted discount rates, when relevant observable market data does not exist. The objective of SFAS No.  157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 has not had a material effect on the Company’s financial position or results of operations. FSP FAS 157-3 will be superseded upon adoption of FSP FAS 157-4 in the second quarter of 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities,” which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends, are considered participating securities and therefore are included in the two-class method calculation of earnings per share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation programs. Recipients receive cash dividends during the vesting periods of these awards. Since certain of these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. The adoption of FSP EITF 03-6-1 on January 1, 2009 had an immaterial effect on the Company’s earnings per share for the three months ended March 31, 2009 and 2008.

In March 2008, the FASB issued SFAS No.  161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No.  133.” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No.  133 and related interpretations. SFAS No.  161 is effective for interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. The Company’s adoption of SFAS No.  161 on January 1, 2009 did not have an impact on its financial statement disclosures as the Company does not currently engage in such activities.

In December 2007, the FASB issued SFAS No.  141R, “Business Combinations (revised 2007).” SFAS No.  141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. SFAS No.  141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008. The Company will apply SFAS No.  141R to any business combinations that may occur after the effective date, and believes that the standard could have a material impact on its accounting for such acquisitions.

In December 2007, the FASB issued SFAS No.  160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No.  160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, i.e., as equity in the consolidated financial statements. In addition, SFAS No.  160 eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No.  160 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS No.  160 on January 1, 2009 did not have a material impact on its financial condition or results of operations.

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

•

Changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, those pertaining to banking, securities, taxation, rent regulation and housing, environmental protection, and insurance; and the ability to comply with such changes in a timely manner;

•	Changes in accounting principles, policies, practices, or guidelines;

•	Changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board of Governors;

•	Our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	Any interruption in customer service due to circumstances beyond our control;

•	Potential exposure to unknown or contingent liabilities of companies we have acquired or target for acquisition;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	War or terrorist activities; and

•	Other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

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

Reconciliations of Stockholders’ Equity and Tangible Stockholders’ Equity, Total Assets and Tangible Assets, and the Related Measures

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with generally accepted accounting principles (“GAAP”), our management uses these non-GAAP measures in its analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include the accumulated other comprehensive loss, net of tax (“AOCL”). The AOCL consists of after-tax net unrealized losses on securities and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding the AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to below and earlier in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at March 31, 2009 and December 31, 2008 follow:

(dollars in thousands)	March 31, 2009	December 31, 2008
Total stockholders’ equity	$4,235,886	$4,219,246
Less: Goodwill	(2,436,401)	(2,436,401)
Core deposit intangibles	(82,093)	(87,780)

Tangible stockholders’ equity	$1,717,392	$1,695,065

Total assets	$32,402,552	$32,466,906
Less: Goodwill	(2,436,401)	(2,436,401)
Core deposit intangibles	(82,093)	(87,780)

Tangible assets	$29,884,058	$29,942,725

Stockholders’ equity to total assets	13.07%	13.00%

Tangible stockholders’ equity to tangible assets	5.75%	5.66%

Tangible stockholders’ equity	$1,717,392	$1,695,065
Add back: Accumulated other comprehensive loss, net of tax	78,086	87,319

Adjusted tangible stockholders’ equity	$1,795,478	$1,782,384

Tangible assets	$29,884,058	$29,942,725
Add back: Accumulated other comprehensive loss, net of tax	78,086	87,319

Adjusted tangible assets	$29,962,144	$30,030,044

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.99%	5.94%

Critical Accounting Policies

Certain accounting policies are considered to be critically important to the portrayal of our financial condition and results of operations, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of our consolidated financial statements to these critical accounting policies, and the judgments, estimates, and assumptions used therein, could have a material impact on our financial condition or results of operations.

We have identified the following to be critical accounting policies: the determination of the allowance for loan losses; the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the valuation allowance for deferred tax assets.

The judgments used by management in applying these critical accounting policies may be affected by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results.

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

Under SFAS No.  114, a loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply SFAS No.  114 as necessary to certain larger multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans, and exclude smaller balance homogenous loans and loans carried at the lower of cost or fair value, if any. We generally measure impairment by comparing the loan’s outstanding balance to the fair value of the collateral, less the estimated cost to sell, or to the present value of expected cash flows, discounted at the loan’s effective interest rate.

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

We charge off loans, or portions of loans, in the period that these loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an estimate of the fair value of the underlying collateral and/or an assessment of the financial condition of the borrower.

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

At March 31, 2009, the net unrealized losses on available-for-sale and held-to-maturity securities were $41.4 million and $61.3 million, respectively. The respective impairments were principally deemed to be temporary based on the direct relationship of the declines in fair value to the movements in interest rates, including wider credit spreads in some cases; the effect of illiquidity on the market; the estimated remaining life and the credit quality of the investments; and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may not be until maturity.

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

For the purpose of goodwill impairment testing, management has determined that the Company has one reporting unit. We performed our annual goodwill impairment test as of January 1, 2009, and determined that the fair value of the reporting unit was in excess of its carrying value. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment.

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

Recent Events

Dividend Payment

On April 28, 2009, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 19, 2009 to shareholders of record at the close of business on May 8, 2009.

Executive Summary

With assets of $32.4 billion at March 31, 2009, New York Community Bancorp, Inc. is the 24th largest bank holding company in the nation. We serve the region’s consumers and businesses through two primary subsidiaries: New York Community Bank, a New York State-chartered savings bank with 178 locations in New York City, Long

Island, Westchester County, and New Jersey; and New York Commercial Bank, a New York State-chartered commercial bank with 37 locations in New York City, Westchester County, and Long Island, including 18 branches that operate under the name “Atlantic Bank.”

Reflecting our growth through a series of accretive business combinations, we currently operate our Community Bank franchise through five local divisions—four in New York and one in New Jersey. In New York, our divisional banks are: Queens County Savings Bank, with 33 branches in Queens County; Roslyn Savings Bank, with 56 branches on Long Island; Richmond County Savings Bank, with 22 branches on Staten Island; and Roosevelt Savings Bank, with eight branches in Brooklyn. We also have two branches each in the Bronx and Westchester County that operate directly under the New York Community Bank name. In New Jersey, we operate Garden State Community Bank, with 54 branches in Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties.

First Quarter 2009 Performance Highlights

Our first quarter 2009 performance was highlighted by several notable achievements, despite the continued weakness of our local and national economy. Year-over-year, we achieved:

•	A $16.3 million, or 22.5%, increase in earnings to $88.7 million, equivalent to a $0.04, or 18.2%, increase in diluted earnings per share;

•	A $45.5 million, or 28.2%, increase in net interest income, to $206.9 million;

•	A 48-basis point improvement in our net interest margin, to 2.89%; and

•	A 486-basis point improvement in our efficiency ratio, to 36.63%.

These year-over-year improvements in our performance were largely driven by increased loan production, together with a substantial decline in our funding costs. Loan originations totaled $666.0 million in the current first quarter, bringing the trailing twelve-month total to $5.2 billion. While the average yield on interest-earning assets declined 38 basis points year-over-year, to 5.66% in the current first quarter, the average cost of interest-bearing liabilities fell 93 basis points to 2.92% during the same time. Although the substantial decline in our funding costs was facilitated by the year-over-year reduction in the federal funds rate by the Federal Open Market Committee (the “FOMC”) of the Federal Reserve Board of Governors, it also reflects our strategic reduction of higher-cost retail and wholesale funds over the past twelve months.

In addition, these improvements were achieved despite an increase in our provision for loan losses, higher pension expense, and an increased FDIC assessment, which together totaled $14.5 million, pre-tax, in the first quarter of 2009.

Another highlight of our first quarter 2009 performance was the continued strength of our balance sheet at March 31, 2009:

•	Loans totaled $22.3 billion and represented 68.8% of total assets;

•	Multi-family loans totaled $15.9 billion and represented 71.1% of total loans;

•

Acquisition, development and construction loans, one- to four-family loans, and other loans together totaled $1.8 billion, representing an $85.0 million, or 4.4%, reduction from the balance at December 31, 2008;

•	Net charge-offs totaled $5.1 million in the quarter, representing 0.02% of average loans;

•	Non-performing assets totaled $176.8 million and represented 0.55% of total assets at quarter-end;

•	Non-performing loans totaled $175.3 million and represented 0.79% of total loans at the end of the quarter;

•	Tangible stockholders’ equity totaled $1.7 billion, representing a $22.3 million increase from the year-end 2008 balance;

•	Tangible stockholders’ equity represented 5.75% of tangible assets, a nine-basis point increase from the measure at year-end 2008; and

•

Excluding accumulated other comprehensive loss, net of tax (“AOCL”), adjusted tangible stockholders’ equity represented 5.99% of adjusted tangible assets, a five-basis point increase from the measure at year-end. (Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures earlier in this report.)

Our ability to generate increased earnings, despite the pressures of the now year-long recession, stems in large part from our consistency. In the first quarter of 2009, we maintained our focus on three of the key components of our business model: (1) emphasizing the production of multi-family mortgage loans on below-market rental apartment buildings in New York City; (2) maintaining prudent underwriting standards that historically have supported our record of asset quality; and (3) operating efficiently.

The Economic Environment

The degree to which our region has been affected by the recession is reflected in certain recent statistics regarding unemployment and real estate values in the marketplace we serve. For example, in March 2008, New York State, Long Island, and New York City had unemployment rates of 5.0%, 4.5%, and 4.6%, respectively. In March 2009, the respective rates for these regions were 8.1%, 7.3%, and 8.2%. In New Jersey, the unemployment rate for Essex County, where 15 of our 54 New Jersey-based branches are located, was 6.1% in March 2008 and 9.5% in March 2009. For the State of New Jersey, the unemployment rate rose from 5.1% to 8.7% during this time.

In addition, home prices fell 18.6% year-over-year through February 2009 in the New York metropolitan region. Furthermore, the overall office vacancy rate in Manhattan rose from 7.7% in the first quarter of 2008 to 11.9% in the first quarter of 2009.

While we have not been immune to the impact of the decline in the financial and housing markets, we believe that the composition of our loan portfolio, the nature of our multi-family lending niche, and our conservative underwriting standards have contributed to the above-average quality of our loan portfolio to date. To further reduce our exposure to credit risk, we remain actively engaged in monitoring the quality of our assets, and have limited our production of acquisition, development, and construction loans and commercial and industrial loans. We continue to deploy most of our cash flows into multi-family loans on buildings with a preponderance of below-market rental apartments, as such loans have historically been our best performing assets, and to sell the one- to four-family loans we originate to a third-party conduit shortly after they close. In addition, we generally base our multi-family and commercial real estate loans on current rent rolls and on conservative loan-to-value (“LTV”) ratios.

Summary of Financial Condition at March 31, 2009

Assets totaled $32.4 billion at the end of March, and were down $64.4 million from the balance recorded at December 31, 2008.

Loans

Loans represented $22.3 billion, or 68.8%, of total assets at the close of the first quarter, representing a $101.2 million increase from the balance recorded at December 31, 2008.

Multi-family Loans

Multi-family loans accounted for $317.8 million of loans produced in the current first quarter, as compared to $854.4 million and $707.6 million, respectively, in the trailing and year-earlier three months. The linked-quarter decline was attributable to the accelerated closing of multi-family loans in the trailing quarter; the year-over-year decline reflects the adverse economic environment and the significant changes that have occurred in the real estate market over the past twelve months.

Multi-family loans represented $15.9 billion, or 71.1%, of total loans at the close of the current first quarter, and were up $131.2 million from the balance recorded at year-end 2008. At March 31, 2009, the average multi-family loan had a principal balance of $3.9 million, and the portfolio had an average LTV of 61.0%. In addition, 97.0% of our multi-family loans were secured by properties in the Metro New York region at quarter-end.

Multi-family loans are typically made to long-term owners of buildings with apartments that are subject to certain rent-control and –stabilization laws. The funds we lend are typically used by the borrower to make improvements to the building and the apartments within. Upon completion of the improvements, the property owner has the opportunity to increase the rents paid by the tenants and, in doing so, creates more cash flows to borrow against in future years.

In addition to underwriting a multi-family loan on the basis of the building’s income and condition, we consider the borrower’s credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the building’s current rent rolls, their financial statements, and related documents.

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the “five-year CMT”) plus a spread. During years six through ten, the borrower has the option of selecting an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread, or a fixed rate that is tied to the five-year CMT, plus a spread. For new originations, the fixed rate is now tied to the fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”) plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.7 years at March 31, 2009. While this refinancing cycle has repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity was constrained by economic uncertainty in the first quarter of 2009, as it was in 2008.

Multi-family loans that refinance within the first five years are typically subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth year, and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten.

Prepayment penalties are recorded as interest income and are therefore reflected in the average yields on our loans and assets, as well as our interest rate spread and net interest margin.

Commercial Real Estate (“CRE”) Loans

CRE loans accounted for $4.6 billion, or 20.7%, of total loans at the close of the current first quarter, and were up $54.7 million from the balance recorded at December 31, 2008. The increase was due to organic loan production, with three-month originations totaling $135.3 million, as compared to $328.9 million and $189.1 million, respectively, in the trailing and year-earlier three months. At March 31, 2009, the average CRE loan had a principal balance of $2.5 million and the CRE loan portfolio had an average LTV of 54.7%. In addition, 97.7% of our CRE loans were secured by properties in the Metro New York region at quarter-end.

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

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.4 years at March 31, 2009. If a loan extends into a sixth year and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

Acquisition, Development, and Construction (“ADC”) Loans

In contrast to the increases in multi-family and CRE loans outstanding, the balance of ADC loans continued to decline in the first quarter of 2009. ADC loans represented $724.3 million, or 3.3%, of total loans at the end of March, a $54.0 million reduction from the balance recorded at December 31, 2008.

In the interest of reducing our exposure to credit risk at a time when real estate values have been declining, we have been limiting our production of ADC loans. ADC loan originations totaled $21.7 million in the current first quarter, down from $89.3 million and $139.6 million, respectively, in the trailing and year-earlier three months. In addition, at March 31, 2009, 94.5% of our ADC loans were secured by properties in the Metro New York region. The loans that we have originated outside our immediate market have generally been made to developers and builders with whom we have had successful lending relationships within our local marketplace.

The ADC loans we originate are primarily used for land acquisition, development, and construction of multi-family and residential tract projects and, to a lesser extent, for the construction of owner-occupied one- to four-family homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the life of the loan. At March 31, 2009, 55.4% of the loans in our portfolio were for land acquisition and development; the remaining 44.6% consisted of loans that were provided for the construction of homes and commercial properties.

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

One- to Four-Family Loans

One- to four-family loans represented $256.4 million, or 1.1%, of total loans at the close of the current first quarter, and were down $9.9 million from the December 31, 2008 amount. The three-month decline was due to repayments. In addition, while we originate one- to four-family loans as a customer service, we do not retain the loans we produce. Rather, one- to four-family loans are originated on a pass-through basis and sold without recourse to a third-party conduit shortly after they close.

Other Loans

Other loans represented $852.4 million, or 3.8%, of outstanding loans at the end of March, signifying a three-month decrease of $21.0 million. Commercial and industrial (“C&I”) loans accounted for $702.3 million of other loans at the end of the current first quarter, and were down $10.8 million from the balance recorded at year-end 2008. C&I loan originations totaled $167.9 million in the three months ended March 31, 2009.

A broad range of C&I loans, both collateralized and unsecured, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is generally tied to LIBOR or the prime rate of interest plus a spread.

Asset Quality

Net charge-offs totaled $5.1 million in the current first quarter, as compared to $3.4 million and $396,000, respectively, in the trailing and year-earlier three months. Notwithstanding the three- and twelve-month increases, the level of net charge-offs recorded in the current first quarter continued to represent a modest percentage of average loans. In the first quarter of 2009, net charge-offs represented 0.02% of average loans, as compared to 0.02% and 0.00% in the trailing and year-earlier three-month periods. In addition, our net charge-offs consisted primarily of ADC and C&I loans in the first three months of 2009.

Non-performing loans represented $175.3 million, or 0.79%, of total loans at the close of the current first quarter, as compared to $113.7 million, or 0.51% of total loans, at December 31, 2008. Included in the respective amounts were non-accrual mortgage loans of $160.6 million and $101.9 million, and non-accrual other loans of $14.7 million and $11.8 million, respectively.

Other real estate owned totaled $1.5 million at the end of March, representing a $360,000 increase from the amount recorded at December 31, 2008. Other real estate owned refers to properties that are acquired by foreclosure, and is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time.

Reflecting the increase in non-performing loans and other real estate owned, non-performing assets rose to $176.8 million at the close of the current first quarter, from $114.8 million at December 31, 2008. The respective amounts were equivalent to 0.55% and 0.35% of total assets at the corresponding dates.

In accordance with our methodology for determining the allowance for loan losses, we recorded a loan loss provision of $6.0 million in the current first quarter, as compared to $5.6 million in the trailing three-month period. No loan loss provision was recorded in the first quarter of 2008. Reflecting the current first quarter provision and the aforementioned net charge-offs, the allowance for loan losses rose from $94.4 million at December 31, 2008 to $95.3 million at March 31, 2009. The respective loan loss allowances were equivalent to 54.35% and 83.00% of non-performing loans and to 0.43% and 0.43% of total loans.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at March 31, 2009 and December 31, 2008:

(dollars in thousands)	At or For the Three Months Ended March 31, 2009	At or For the Year Ended December 31, 2008
Allowance for Loan Losses:
Balance at beginning of period	$94,368	$92,794
Provision for loan losses	6,000	7,700
Charge-offs:
Multi-family	(262)	(175)
Commercial real estate	—	(16)
Acquisition, development, and construction	(3,199)	(2,517)
1-4 family	(203)	—
Other loans	(1,408)	(3,460)

Total charge-offs	(5,072)	(6,168)
Recoveries	6	42

Balance at end of period	$95,302	$94,368

Non-performing Assets:
Non-accrual mortgage loans:
Multi-family	$76,607	$53,153
Commercial real estate	25,439	12,785
Acquisition, development, and construction	45,437	24,839
1-4 family	13,123	11,155

Total non-accrual mortgage loans	160,606	101,932
Other non-accrual loans	14,731	11,765

Total non-performing loans	175,337	113,697
Other real estate owned	1,467	1,107

Total non-performing assets	$176,804	$114,804

Ratios:
Non-performing loans to total loans	0.79%	0.51%
Non-performance assets to total assets	0.55	0.35
Allowance for loan losses to non-performing loans	54.35	83.00
Allowance for loan losses to total loans	0.43	0.43
Net charge-offs to average loans	0.02	0.03

Securities

Securities represented $5.8 billion, or 17.8%, of total assets at the close of the current first quarter, and were down $147.0 million from the balance recorded at December 31, 2008.

Available-for-sale securities represented $970.8 million, or 16.9%, of total securities at the end of March, representing a three-month reduction of $39.7 million. Held-to-maturity securities accounted for the remaining $4.8 billion of total securities at March 31st, a $107.3 million reduction from the balance at year-end 2008. In view of the volatility and uncertainty in the financial markets, we have been limiting our securities investments to government-sponsored enterprise (“GSE”) securities for several quarters. Accordingly, approximately 90% of the securities portfolio consisted of GSE securities at March 31, 2009.

Mortgage-related securities represented $814.1 million, or 83.9%, of available-for-sale securities and $3.0 billion, or 63.1%, of held-to-maturity securities at the close of the current first quarter. Other securities accounted for $156.7 million of available-for-sale securities and for $1.8 billion of held-to-maturity securities at the same date. At March 31, 2009, the respective market values of mortgage-related securities and other securities held to maturity were $3.1 billion and $1.6 billion, representing 102.1% and 93.0% of their respective carrying values.

The estimated weighted average life of the available-for-sale securities portfolio was 5.1 years at the close of the current first quarter, as compared to 5.6 years at December 31, 2008. The estimated weighted average life of available-for-sale mortgage-related securities was 4.1 years at March 31, 2009, as compared to 5.0 years at year-end.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from the cash flows generated through the repayment of loans and securities; the cash flows generated through the sale of securities; deposits that are acquired in our business combinations or gathered through our branch network, as well as brokered deposits; and the use of borrowed funds, particularly in the form of wholesale borrowings. Our primary sources of wholesale borrowings are FHLB-NY advances and repurchase agreements, and repurchase agreements with Wall Street brokerage firms.

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

Deposits totaled $14.1 billion at the close of the current first quarter, signifying a three-month decrease of $199.7 million. The reduction was attributable to declines in certificates of deposit (“CDs”) and money market accounts.

CDs totaled $6.8 billion at the end of March and were down $18.5 million from the year-end 2008 balance. Included in the March 31, 2009 amount were brokered CDs of $1.3 billion, signifying a three-month decrease of $284.6 million.

Core deposits (defined as all deposits other than CDs) represented $7.3 billion, or 51.9%, of total deposits at the close of the current first quarter, and were down $181.2 million from the balance recorded at December 31, 2008. The three-month decline was primarily due to a $203.7 million reduction in NOW and money market accounts to $3.6 billion, primarily reflecting a $185.1 million decline in brokered money market accounts to $1.4 billion. The reduction in NOW and money market accounts was partly offset by a $20.8 million increase in non-interest-bearing accounts to $1.1 billion and by a $1.6 million increase in savings accounts to $2.6 billion.

At March 31, 2009, borrowed funds totaled $13.7 billion, representing a three-month increase of $209.8 million. Wholesale borrowings accounted for $12.6 billion of the March 31, 2009 total, and were up $209.9 million from the December 31, 2008 amount. FHLB-NY advances and repurchase agreements accounted for $8.1 billion of total wholesale borrowings at the end of the current first quarter, as compared to $7.7 billion of the total at December 31, 2008.

Junior subordinated debentures totaled $484.1 million at the close of the current first quarter, comparable to the balance recorded at year-end 2008. Other borrowings totaled $669.5 million at the end of March, comparable to the December 31, 2008 balance of $669.4 million.

Loan repayments generated cash flows of $565.2 million in the current first quarter, while securities generated cash flows of $982.9 million during this time. The cash flows from each of these sources were primarily invested in organic loan production and, to a lesser extent, in GSE securities.

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

Market Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents our primary market risk. Changes in market interest rates represent the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Board of Directors and management monitor interest rate sensitivity on a regular and as needed basis so that adjustments in the asset and liability mix can be made when deemed appropriate.

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

To manage our interest rate risk in the current first quarter, we continued to pursue certain core components of our business model: (1) We placed an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized the cash flows from loan and securities repayments to fund our loan production, as well as our more limited investments in GSE securities; (3) We capitalized on the decline in the federal funds rate to reduce our retail funding costs; and (4) We utilized wholesale funding sources, most notably FHLB-NY advances and brokered deposits, to support our loan production when such funding presented an attractively priced alternative to retail funds.

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

At March 31, 2009, our one-year gap was a negative 0.37%, comparable to the positive 0.16% we recorded at December 31, 2008.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2009 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2009 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 18% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At March 31, 2009
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,283,315	$4,157,633	$8,811,527	$5,127,787	$630,297	$107,517	$22,118,076
Mortgage-related securities (2)(3)	271,290	521,683	1,051,899	745,981	1,025,745	214,878	3,831,476
Other securities (2)	1,214,781	—	42,485	184,250	882,237	15,995	2,339,748
Money market investments	6,093	—	—	—	—	—	6,093

Total interest-earning assets	4,775,479	4,679,316	9,905,911	6,058,018	2,538,279	338,390	28,295,393

INTEREST-BEARING LIABILITES:
Savings accounts	330,154	87,363	215,788	194,748	1,002,816	799,855	2,630,724
NOW and Super NOW accounts	12,462	37,385	92,342	83,338	429,134	342,281	996,942
Money market accounts	1,432,208	187,287	359,591	230,138	396,349	12,785	2,618,358
Certificates of deposit	2,642,956	3,329,838	595,468	169,513	40,734	—	6,778,509
Borrowed funds	1,512,766	935	2,938,751	1,365,024	7,538,858	350,173	13,706,507

Total interest-bearing liabilities	5,930,546	3,642,808	4,201,940	2,042,761	9,407,891	1,505,094	26,731,040

Interest rate sensitivity gap per period (4)	$(1,155,067)	$1,036,508	$5,703,971	$4,015,257	$(6,869,612)	$(1,166,704)	$1,564,353

Cumulative interest sensitivity gap	$(1,155,067)	$(118,559)	$5,585,412	$9,600,669	$2,731,057	$1,564,353

Cumulative interest sensitivity gap as a percentage of total assets	(3.56)%	(0.37)%	17.24%	29.63%	8.43%	4.83%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	80.52%	98.76%	140.55%	160.69%	110.83%	105.85%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at March 31, 2009, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Net Portfolio Value
+200 over one year	(18.68)%
+100 over one year	(10.89)
(1) The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2009, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(1.16)%
+100 over one year	(0.46)
(1) In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.
(2) The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $167.3 million at March 31, 2009, as compared to $203.2 million at December 31, 2008. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $970.8 million at the end of March.

In the first three months of 2009, our loan and securities portfolios continued to be significant sources of liquidity, with loan repayments generating cash flows of $565.2 million and the securities portfolio generating cash flows of $982.9 million during the same time.

Additional liquidity stemmed from the deposits we gathered through our 215 branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

Our primary investing activity is loan production, and in the first three months of 2009, the volume of loans originated exceeded the volume of loan repayments received. In the three months ended March 31, 2009, the net cash provided by investing activities totaled $40.6 million. During this time, our financing activities provided net cash of $1.6 million. In addition, our operating activities used net cash of $78.2 million in the first three months of 2009.

CDs due to mature in one year or less from March 31, 2009 totaled $6.0 billion, representing 88.1% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. As previously mentioned, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

Off-balance Sheet Arrangements and Contractual Commitments

At March 31, 2009, we had outstanding loan commitments of $1.1 billion and outstanding letters of credit totaling $52.0 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current first quarter were comparable to the amounts at December 31, 2008, as disclosed in our 2008 Annual Report on Form 10-K.

Capital Position

Stockholders’ equity rose $16.6 million from the balance recorded at December 31, 2008 to $4.2 billion at March 31, 2009. The March 31st balance was equivalent to 13.07% of total assets and a book value of $12.30 per share. By comparison, the December 31, 2008 balance was equivalent to 13.00% of total assets and a book value of $12.25 per share.

We calculate book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then divide our total stockholders’ equity by the resultant number of shares. At March 31, 2009, the number of unallocated ESOP shares was 548,289; at December 31, 2008, the number of unallocated ESOP shares was 631,303. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding in accordance with SFAS No. 128, “Earnings per Share.”

Excluding goodwill and CDI from stockholders’ equity at the close of the current and trailing quarters, tangible stockholders’ equity rose $22.3 million from the balance at the end of December to $1.7 billion at March 31, 2009. The year-end 2008 balance was equivalent to 5.66% of tangible assets and a tangible book value of $4.92 per share; the March 31, 2009 balance was equivalent to 5.75% of tangible assets and a tangible book value of $4.99 per share. Excluding AOCL of $87.3 million and $78.1 million, respectively, from the calculations, the ratio of adjusted tangible stockholders’ equity rose from 5.94% of adjusted tangible assets at the end of December to 5.99% of adjusted tangible assets at March 31st. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures provided earlier in this report.)

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at March 31, 2009. On a consolidated basis, our leverage capital equaled $2.3 billion, representing 7.86% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $2.3 billion and $2.4 billion, representing 11.42% and 11.89%, respectively, of risk-weighted assets. At December 31, 2008, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $2.3 billion, $2.3 billion, and $2.4 billion, representing 7.84% of adjusted average assets, 11.49% of risk-weighted assets, and 11.96% of risk-weighted assets, respectively.

In addition, as of March 31, 2009, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2009 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At March 31, 2009
(dollars in thousands)	Leverage Capital		Risk-based Capital
			Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,345,287	7.86%	$2,345,287	11.42%	$2,440,590	11.89%
Regulatory capital requirement	1,193,946	4.00	821,221	4.00	1,642,443	8.00

Excess	$1,151,341	3.86%	$1,524,066	7.42%	$ 798,147	3.89%

Regulatory Capital Analysis (the Community Bank)

	At March 31, 2009
(dollars in thousands)	Leverage Capital		Risk-based Capital
			Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,989,687	7.11%	$1,989,687	10.55%	$2,075,620	11.00%
Regulatory capital requirement	1,118,879	4.00	754,665	4.00	1,509,329	8.00

Excess	$ 870,808	3.11%	$1,235,022	6.55%	$ 566,291	3.00%

Regulatory Capital Analysis (the Commercial Bank)

	At March 31, 2009
(dollars in thousands)	Leverage Capital		Risk-based Capital
			Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$260,167	11.28%	$260,167	14.06%	$269,651	14.57%
Regulatory capital requirement	92,287	4.00	74,025	4.00	148,051	8.00

Excess	$167,880	7.28%	$186,142	10.06%	$121,600	6.57%

Earnings Summary for the Three Months Ended March 31, 2009

We generated earnings of $88.7 million, or $0.26 per diluted share, in the current first quarter, as compared to $72.4 million, or $0.22 per diluted share, in the three months ended March 31, 2008. The first quarter 2008 amount was increased by a $1.6 million gain stemming from the Company’s membership interest in Visa Inc. (the “Visa-related gain”) and a $926,000 gain on the repurchase of certain debt. On an after-tax basis, the combined gains were equivalent to $2.2 million.

In the fourth quarter of 2008, we generated earnings of $102.2 million, or $0.30 per diluted share. Included in these amounts was a $16.0 million, or $0.05 per diluted share, non-taxable gain on debt repurchase, which offset the impact of a $6.2 million, or $0.02 per diluted share, after-tax loss on the other-than-temporary impairment (“OTTI”) of certain securities.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate as it deems necessary. As a result of the economic crisis, the federal funds rate was reduced in 2008 from 4.25% at the start of January to an historical range of zero to 0.25% on December 16th, where it still remains.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. As previously indicated, the pricing of our multi-family and CRE loans is generally based on the five-year CMT plus a spread, with the interest rate fixed at the date of origination for the first five years of the loan. The yields on the multi-family and CRE loans originated during the first quarter of this year exceeded the average five-year CMT by 438 basis points on average, as compared to an average of 384 basis points in the trailing quarter and 302 basis points in the first quarter of 2008.

The level of net interest income we record is also significantly influenced by the level of prepayment penalty income recorded, primarily in connection with the prepayment of multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in the levels of our interest rate spread and net interest margin. Reflecting the slowdown in refinancing activity over the past four quarters, prepayment penalty income declined to $1.2 million in the first quarter of 2009 from $2.4 million in the trailing quarter and from $10.3 million in the first quarter of 2008.

Notwithstanding the decline in prepayment penalty income, net interest income rose both year-over-year and on a linked-quarter basis in the first quarter of 2009. The increases were driven not only by our loan growth but also by the substantial reduction in our retail and wholesale funding costs.

Year-over-Year Comparison

In the first quarter of 2009, net interest income totaled $206.9 million, representing a $45.5 million, or 28.2%, increase from the year-earlier amount. The increase was driven by marked reductions in the average costs of borrowed funds and interest-bearing deposits, and by the substantial growth of the Company’s loan portfolio during this time.

While the average balance of interest-earning assets rose $1.6 billion year-over-year to $28.3 billion, the benefit was tempered by a 38-basis point decline in the average yield, to 5.66%. As a result, the interest income produced by interest-earning assets in the current first quarter, $400.1 million, was down $2.2 million from the interest income produced in the first quarter of 2008. The latter decline was exceeded by a $47.7 million reduction in interest expense to $193.2 million, resulting in the year-over-year improvement in net interest income.

Loans generated interest income of $321.7 million in the current first quarter, an $8.7 million increase from the year-earlier amount. The increase was the net effect of a $1.9 billion rise in the average balance of loans to $22.1 billion and a 36-basis point reduction in the average yield of such assets to 5.83%. The reduction in the average yield was partially due to the $9.0 million decline in prepayment penalty income on multi-family and CRE loans to $1.2 million, as economic uncertainty discouraged many property owners from refinancing their loans.

Meanwhile, the interest income produced by securities fell $8.6 million to $78.4 million, as a $64.0 million increase in the average balance to $6.2 billion was offset by a 61-basis point reduction in the average yield on such assets to 5.07%. In the first quarter of 2009, the Company reinvested the substantial cash flows from accelerated repayments that were received toward the end of the trailing quarter into securities that featured lower yields.

Largely reflecting our focus on lending over the past four quarters, the average balance of money market investments fell from $293.2 million in the year-earlier quarter to $11.3 million in the first quarter of 2009. In addition, the average yield on such assets declined from 3.23% to 0.22% during this time. As a result, the interest income produced by money market investments declined from $2.4 million to $6,000 year-over-year.

The reduction in funding costs not only reflects the decline in the federal funds rate over the past four quarters, but also our strategic replacement of higher-cost retail and wholesale deposits with lower-cost retail deposits and wholesale borrowings. Interest expense declined by $47.7 million, or 19.8%, from the year-earlier level, to $193.2 million in the first quarter of 2009. While the average balance of interest-bearing liabilities rose $1.8 billion year-over-year to $26.8 billion, the average cost of such funds fell 93 basis points to 2.92%.

Borrowed funds accounted for $128.7 million of interest expense in the current first quarter, a $15.4 million reduction from the year-earlier amount. While the average balance of such funds rose $1.2 billion year-over-year to $14.0 billion, the impact was offset by a 78-basis point decline in the average cost to 3.71%. Similarly, interest-bearing deposits accounted for $64.5 million of the interest expense produced in the current first quarter, a $32.2 million reduction from the year-earlier amount. While the average balance of such funds rose $582.3 million year-over-year to $12.8 billion, the average cost fell 113 basis points during this time, to 2.05%.

NOW and money market accounts generated interest expense of $7.6 million in the current first quarter, a year-over-year reduction of $6.6 million. Although the average balance of NOW and money market accounts rose $1.0 billion during this time, to $3.7 billion, the average cost of such funds fell 133 basis points, to 0.84%. Savings accounts generated first quarter 2009 interest expense of $4.2 million, down $1.8 million from the year-earlier amount. The reduction was the net effect of a $113.8 million increase in the average balance to $2.6 billion and a 31-basis point reduction in the average cost to 0.65%.

In addition, the interest expense produced by CDs fell $23.9 million year-over-year, to $52.7 million, as the average balance of such funds declined $580.1 million to $6.4 billion and the average cost of such funds fell 106 basis points to 3.35%. With $6.0 billion of CDs having an average interest rate of 2.80% scheduled to mature in the next four quarters, the Company expects to see a further decline in the cost of such funds during this time.

Linked-quarter Comparison

Net interest income rose $5.3 million on a linked-quarter basis, as an $11.0 million decline in interest income was exceeded by a $16.3 million reduction in interest expense.

The linked-quarter decline in interest income was the net effect of a $129.4 million increase in the average balance of interest-earning assets and a 17-basis point decline in the average yield. While the interest income produced by loans rose $1.6 million over the course of the quarter, the increase was exceeded by a $12.5 million reduction in the interest income produced by securities.

The linked-quarter increase in the interest income produced by loans was the net effect of a $499.7 million rise in the average balance and a nine-basis point decline in the average yield. The linked-quarter reduction in the interest income produced by securities was the result of a $357.9 million decline in the average balance, coupled with a 48-basis point decline in the average yield. While the reduction in the average yield on loans was partly due to a $1.2 million decline in prepayment penalty income, the reduction in the average yield on securities reflects the deployment of cash flows from accelerated repayments into lower-yielding securities over the last three months. In addition, the interest income produced by money market investments fell to $6,000 from $58,000 over the course of the quarter, as the average balance of such assets declined by $12.4 million and the average yield on such assets fell 75 basis points.

The linked-quarter decline in interest expense was the net effect of a $152.8 million rise in the average balance of interest-bearing liabilities and a 21-basis point reduction in the average cost of funds. While the interest expense produced by borrowed funds fell a modest $410,000 over the course of the quarter, the interest expense produced by interest-bearing deposits fell a more robust $15.9 million during this time. Although the average balance of borrowed funds rose $878.3 million in the current first quarter, the average cost of such funds declined by 19 basis points. The average balance of interest-bearing deposits declined $725.5 million from the trailing-quarter level, and was coupled with a 32-basis point reduction in the average cost.

CDs accounted for $540.4 million of the linked-quarter reduction in the average balance of interest-bearing deposits, with NOW and money market accounts representing $88.5 million of the linked-quarter decline. The average cost of CDs fell 21 basis points in the current first quarter, while the average cost of NOW and money market accounts fell 64 basis points. In addition, the average balance of savings accounts dropped $39.4 million on a linked-quarter basis, coupled with a two-basis point drop in the average cost. As a result, the interest expense produced by CDs, NOW and money market accounts, and savings accounts in the current first quarter declined by $9.2 million, $6.4 million, and $285,000, respectively, from the levels produced in the fourth quarter of 2008.

Interest Rate Spread and Net Interest Margin

The same factors that contributed to the year-over-year and linked-quarter increases in our first quarter 2009 net interest income contributed to the expansion of our interest rate spread and net interest margin over the corresponding periods. At 2.74%, our spread was four and 55 basis points wider than the measures recorded in the trailing and year-earlier quarters; at 2.89%, our margin was up two and 48 basis points, respectively.

Prepayment penalty income contributed one basis point to the current first quarter margin, as compared to three basis points in the trailing quarter and 15 basis points in the first quarter of 2008.

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

Net Interest Income Analysis (Year-over-Year Comparison)

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$22,108,647	$321,717	5.83%	$20,244,263	$312,988	6.19%
Securities (2)(3)	6,189,513	78,383	5.07	6,125,558	86,974	5.68
Money market investments	11,263	6	0.22	293,229	2,362	3.23

Total interest-earning assets	28,309,423	400,106	5.66	26,663,050	402,324	6.04
Non-interest-earning assets	3,887,498			3,997,616

Total assets	$32,196,921			$30,660,666

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,662,920	$7,563	0.84%	$2,616,675	$14,168	2.17%
Savings accounts	2,599,310	4,181	0.65	2,485,517	5,979	0.96
Certificates of deposit	6,390,655	52,723	3.35	6,970,738	76,574	4.41
Mortgagors’ escrow	125,279	35	0.11	122,922	26	0.08

Total interest-bearing deposits	12,778,164	64,502	2.05	12,195,852	96,747	3.18
Borrowed funds	14,041,521	128,689	3.71	12,869,126	144,118	4.49

Total interest-bearing liabilities	26,819,685	193,191	2.92	25,064,978	240,865	3.85
Non-interest-bearing deposits	1,021,458			1,226,621
Other liabilities	193,567			261,631

Total liabilities	28,034,710			26,553,230
Stockholders’ equity	4,162,211			4,107,436

Total liabilities and stockholders’ equity	$32,196,921			$30,660,666

Net interest income/interest rate spread		$206,915	2.74%		$161,459	2.19%

Net interest-earning assets/net interest margin	$1,489,738		2.89%	$1,598,072		2.41%

Ratio of interest-earning assets to interest-bearing liabilities			1.06 x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2009			December 31, 2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$22,108,647	$321,717	5.83%	$21,608,984	$320,127	5.92%
Securities (2)(3)	6,189,513	78,383	5.07	6,547,368	90,921	5.55
Money market investments	11,263	6	0.22	23,687	58	0.97

Total interest-earning assets	28,309,423	400,106	5.66	28,180,039	411,106	5.83
Non-interest-earning assets	3,887,498			3,936,392

Total assets	$32,196,921			$32,116,431

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,662,920	$7,563	0.84%	$3,751,383	$13,941	1.48%
Savings accounts	2,599,310	4,181	0.65	2,638,730	4,466	0.67
Certificates of deposit	6,390,655	52,723	3.35	6,931,005	61,968	3.56
Mortgagors’ escrow	125,279	35	0.11	182,571	25	0.05

Total interest-bearing deposits	12,778,164	64,502	2.05	13,503,689	80,400	2.37
Borrowed funds	14,041,521	128,689	3.71	13,163,191	129,099	3.90

Total interest-bearing liabilities	26,819,685	193,191	2.92	26,666,880	209,499	3.13
Non-interest-bearing deposits	1,021,458			1,062,786
Other liabilities	193,567			201,678

Total liabilities	28,034,710			27,931,344
Stockholders’ equity	4,162,211			4,185,087

Total liabilities and stockholders’ equity	$32,196,921			$32,116,431

Net interest income/interest rate spread		$206,915	2.74%		$201,607	2.70%

Net interest-earning assets/net interest margin	$1,489,738		2.89%	$1,513,159		2.87%

Ratio of interest-earning assets to interest-bearing liabilities			1.06 x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

As a result of management’s assessment, we recorded loan loss provisions of $6.0 million and $5.6 million, respectively, in the three months ended March 31, 2009 and December 31, 2008. No loan loss provision was recorded in the first quarter of 2008.

Reflecting the current first quarter provision and net charge-offs of $5.1 million, the allowance for loan losses rose to $95.3 million at March 31, 2009 from $94.4 million at December 31, 2008. Together with management, the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors and the Credit Committee of the Commercial Bank’s Board of Directors monitor the loan loss allowance on a regular basis, and believe that the balance at March 31, 2009 represents the best estimate of losses inherent in the portfolio, given the nature of our lending niche, the standards we follow in underwriting our loans, and our evaluation of the other factors considered in determining its adequacy.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the discussion of asset quality in the balance sheet summary.

Non-interest Income

We have three primary components of non-interest income: fee income, income from Bank-owned Life Insurance (“BOLI”), and other income, primarily consisting of revenues from the sale of third-party investment products and revenues from our investment advisory subsidiary, Peter B. Cannell & Co., Inc. (“PBC”). Together, these three primary sources of non-interest income totaled $22.2 million in the current first quarter, as compared to $23.5 million in the trailing quarter and to $27.6 million in the year-earlier three months.

The year-over-year reduction was primarily due to a $4.2 million decline in other income to $6.0 million, including a $1.5 million reduction in revenues from PBC. In addition, we recorded a $1.6 million Visa-related gain in the year-earlier first quarter; no such gain was recorded in the first quarter of 2009. Fee income also fell year-over-year, to $9.3 million from $10.6 million, more than offsetting a modest rise in BOLI income to $6.8 million during this time.

The linked-quarter reduction was due to declines of $704,000 and $904,000, respectively, in fee income and BOLI income, which were only partly offset by a $240,000 increase in other income over the three-month period. The latter increase was primarily the net effect of a $406,000 rise in revenues from the sale of third-party investment products and a $185,000 decline in revenues from PBC.

In addition to fee income, BOLI income, and other income, we generated non-interest income through certain other sources in the three months ended December 31 and March 31, 2008. In the fourth quarter of 2008, we recorded total non-interest income of $29.0 million, as a $10.6 million loss on the OTTI of securities was exceeded by a $16.0 million gain on the repurchase of certain debt. In the first quarter of 2008, our non-interest income was boosted by a $926,000 gain on debt repurchase, bringing the total non-interest income recorded during that quarter to $28.5 million

The following table summarizes the components of non-interest income for the three months ended March 31, 2009, December 31, 2008, and March 31, 2008:

	For the Three Months Ended
(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Fee income	$9,291	$9,995	$10,584
BOLI income	6,840	7,744	6,745
Net gain on sale of securities	—	5	—
Gain on debt repurchase	—	16,036	926
Loss on other-than-temporary impairment of securities	—	(10,562)	—
Other income:
PBC	2,226	2,411	3,702
Third-party investment product sales	2,761	2,355	2,942
Visa-related gain	—	—	1,647
Other	1,058	1,039	1,951

Total other income	6,045	5,805	10,242

Total non-interest income	$22,176	$29,023	$28,497

Non-interest Expense

Non-interest expense generally consists of two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

Non-interest expense totaled $89.6 million in the current first quarter, up $2.9 million on a linked-quarter basis and $4.7 million year-over-year. Operating expenses accounted for $83.9 million of non-interest expense in the current first quarter, and were up $3.0 million and $5.1 million, respectively, from the levels recorded in the trailing and year-earlier three months.

Included in first quarter 2009 operating expenses was compensation and benefits expense of $42.4 million, signifying a $1.6 million linked-quarter increase and a $644,000 reduction year-over-year. The year-over-year reduction reflects the benefit of certain cost control initiatives that were put in place over the twelve-month period, and that served to temper the linked-quarter impact of higher pension expenses, normal salary increases, and expenses relating to incentive stock awards.

Occupancy and equipment expense totaled $18.7 million in the current first quarter, representing three- and twelve-month increases of $589,000 and $1.0 million. G&A expense totaled $22.8 million in the current first quarter, and was up $773,000 and $4.7 million over the corresponding periods. The three- and twelve-month increases in G&A expense were due to the expected rise in FDIC insurance premiums. In the first quarter of 2009, our FDIC assessment equaled $6.2 million, as compared to $2.3 million and $585,000, respectively, in the three months ended December 31 and March 31, 2008. In addition to the increase in our FDIC insurance premiums, the higher assessment in the current first quarter reflects the expiration of one-time credits that had been provided in the trailing and year-earlier quarters by the FDIC Reform Act of 2005. An additional 10-basis point special assessment has been proposed by the FDIC and is currently expected to be expensed in the second quarter of 2009.

CDI amortization totaled $5.7 million in the current first quarter, down $46,000 and $345,000, respectively, over the quarter and the year.

Income Tax Expense

The Company recorded income tax expense of $44.8 million in the current first quarter, up $8.7 million and $12.1 million, respectively, from the levels recorded in the trailing and year-earlier three months. The linked-quarter increase was the net effect of a $4.9 million reduction in pre-tax income to $133.5 million and a higher effective tax rate in the current first quarter which was primarily the result of a change in the New York State tax laws and a higher level of forecasted income subject to tax at our marginal tax rate. Furthermore, in the trailing quarter, the effective tax rate was reduced by the $16.0 million non-taxable gain on debt repurchase and by the $10.6 million OTTI charge, which reduced tax expense at our marginal tax rate.

The year-over-year rise in income tax expense was the result of a $28.4 million increase in pre-tax income and the increase in the effective tax rate in the current first quarter, as discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 77 – 81 of our 2008 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2009. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” in this quarterly report.

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

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2009, there were no material changes to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2009, the Company allocated $624,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: January 1, 2009 through January 31, 2009	51,380	$12.15	51,380	1,298,912
Month #2: February 1, 2009 through February 28, 2009	—	—	—	1,298,912
Month #3: March 1, 2009 through March 31, 2009	—	—	—	1,298,912

Total	51,380	$12.15	51,380

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 1,298,912 shares were still available for repurchase at March 31, 2009. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

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

New York Community Bancorp, Inc.
(Registrant)

DATE: May 11, 2009	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer

DATE: May 11, 2009	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President and Chief Financial Officer