Form 10-Q
period 2009-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2009-08-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

345,206,434
Number of shares of common stock outstanding at August 4, 2009

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2009

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2009 (unaudited)	December 31, 2008
Assets:
Cash and cash equivalents	$162,764	$203,216
Securities available for sale:
Mortgage-related ($684,924 and $811,152 pledged, respectively)	749,709	833,684
Other securities ($9,339 and $78,847 pledged, respectively)	99,404	176,818

Total available-for-sale securities	849,113	1,010,502

Securities held to maturity:
Mortgage-related ($2,795,646 and $3,131,098 pledged, respectively) (fair value of $2,877,393 and $3,199,414, respectively)	2,813,348	3,164,856
Other securities ($1,442,076 and $1,359,912 pledged, respectively) (fair value of $1,878,197 and $1,628,387, respectively)	1,976,425	1,726,135

Total held-to-maturity securities	4,789,773	4,890,991

Total securities	5,638,886	5,901,493
Loans, net of deferred loan fees and costs	22,777,163	22,192,212
Less: Allowance for loan losses	(98,082)	(94,368)

Loans, net	22,679,081	22,097,844
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	439,063	400,979
Premises and equipment, net	211,137	217,762
Goodwill	2,436,401	2,436,401
Core deposit intangibles, net	76,617	87,780
Bank-owned life insurance	702,123	691,429
Other assets	514,051	430,002

Total assets	$32,860,123	$32,466,906

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$4,424,433	$3,818,952
Savings accounts	2,756,674	2,632,078
Certificates of deposit	6,046,646	6,796,971
Non-interest-bearing accounts	1,126,328	1,127,647

Total deposits	14,354,081	14,375,648

Borrowed funds:
FHLB-NY advances	8,430,528	7,708,064
Repurchase agreements	4,225,000	4,485,000
Federal funds purchased	250,000	150,000
Junior subordinated debentures	483,987	484,216
Other borrowings	669,488	669,430

Total borrowed funds	14,059,003	13,496,710

Other liabilities	236,373	375,302

Total liabilities	28,649,457	28,247,660

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 345,208,226 and 344,985,111 shares issued, respectively; 345,208,174 and 344,985,111 shares outstanding, respectively)	3,452	3,450
Paid-in capital in excess of par	4,187,864	4,181,599
Retained earnings	97,125	123,511
Treasury stock (52 and 0 shares at the respective dates)	(1)	—
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(1,473)	(1,995)
Accumulated other comprehensive loss, net of tax (“AOCL”):
Net unrealized loss on securities and non-credit portion of other-than-temporary impairment (“OTTI”) losses, net of tax	(24,185)	(32,506)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	(4,323)	(4,706)
Net unrealized loss on pension and post-retirement obligations, net of tax	(47,793)	(50,107)

Total accumulated other comprehensive loss, net of tax	(76,301)	(87,319)

Total stockholders’ equity	4,210,666	4,219,246

Total liabilities and stockholders’ equity	$32,860,123	$32,466,906

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income:
Mortgage and other loans	$321,640	$310,396	$643,357	$623,384
Securities and money market investments	80,056	82,904	158,445	172,240

Total interest income	401,696	393,300	801,802	795,624

Interest Expense:
NOW and money market accounts	7,314	13,144	14,877	27,312
Savings accounts	3,565	5,869	7,781	11,874
Certificates of deposit	44,617	65,799	97,340	142,373
Borrowed funds	128,615	177,938	257,304	322,056

Total interest expense	184,111	262,750	377,302	503,615

Net interest income	217,585	130,550	424,500	292,009
Provision for loan losses	12,000	1,700	18,000	1,700

Net interest income after provision for loan losses	205,585	128,850	406,500	290,309

Non-interest (Loss) Income:
Total loss on OTTI of securities	(51,073)	(49,595)	(51,073)	(49,595)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	11,345	—	11,345	—

Net loss on OTTI recognized in earnings	(39,728)	(49,595)	(39,728)	(49,595)
Fee income	9,282	10,210	18,573	20,794
Bank-owned life insurance	6,728	7,134	13,568	13,879
Net gain on sale of securities	—	568	—	568
Gain on debt repurchases	—	—	—	926
Other	6,007	9,024	12,052	19,266

Total non-interest (loss) income	(17,711)	(22,659)	4,465	5,838

Non-interest Expense:
Operating expenses:
Compensation and benefits	45,045	43,340	87,467	86,406
Occupancy and equipment	17,907	17,212	36,643	34,922
General and administrative	38,975	21,948	61,728	39,990

Total operating expenses	101,927	82,500	185,838	161,318
Debt repositioning charge	—	285,369	—	285,369
Amortization of core deposit intangibles	5,476	5,821	11,163	11,853

Total non-interest expense	107,403	373,690	197,001	458,540

Income (loss) before income taxes	80,471	(267,499)	213,964	(162,393)
Income tax expense (benefit)	24,023	(112,716)	68,827	(79,981)

Net Income (Loss)	$56,448	$(154,783)	$145,137	$(82,412)

Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities and non-credit portion of OTTI for the period	1,264	15,519	9,294	3,967
Change in pension and post-retirement obligations	1,111	50	2,314	151

Total comprehensive income (loss), net of tax	$58,823	$(139,214)	$156,745	$(78,294)

Basic earnings (loss) per share	$0.16	$(0.47)	$0.42	$(0.25)

Diluted earnings (loss) per share	$0.16	$(0.47)	$0.42	$(0.25)

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2009
Common Stock (Par Value: $0.01):
Balance at beginning of year	$3,450
Shares issued for restricted stock awards (223,115 shares)	2

Balance at end of period	3,452

Paid-in Capital in Excess of Par:
Balance at beginning of year	4,181,599
Allocation of ESOP stock	1,354
Issuances of restricted stock, net of forfeitures	(1,235)
Compensation expense related to restricted stock awards	4,803
Exercise of stock options	22
Tax effect of stock plans	1,321

Balance at end of period	4,187,864

Retained Earnings:
Balance at beginning of year	123,511
Net income	145,137
Dividends paid on common stock ($0.50 per share)	(172,113)
Adjustment for the cumulative effect of applying FASB Staff Position FAS 115-2 (“FSP FAS 115-2”), net of tax	590

Balance at end of period	97,125

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (109,807 shares)	(1,262)
Exercise of stock options (2,320 shares)	28
Shares issued for restricted stock awards (107,435 shares)	1,233

Balance at end of period	(1)

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(1,995)
Earned portion of ESOP	522

Balance at end of period	(1,473)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(87,319)
Change in net unrealized loss on securities available for sale, net of tax of $5,520	(8,391)
Adjustment for the cumulative effect of applying FSP FAS 115-2, net of tax of $377	(590)
Reclassification adjustment for OTTI losses recognized in earnings, net of tax of $(15,506)	24,222
Non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $4,425	(6,920)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(252)	383
Change in pension and post-retirement obligations, net of tax of $(1,479)	2,314

Balance at end of period	(76,301)

Total stockholders’ equity	$4,210,666

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$145,137	$(82,412)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	18,000	1,700
Depreciation and amortization	10,016	9,958
Accretion of discounts, net	(3,943)	(4,785)
Net change in net deferred loan origination costs and fees	(932)	4,633
Amortization of core deposit intangibles	11,163	11,853
Net gain on sale of securities	—	(568)
Net gain on sale of loans	(285)	(152)
Stock plan-related compensation	6,679	6,887
Loss on OTTI of securities recognized in earnings	39,728	49,595
Changes in assets and liabilities:
Increase in deferred tax asset, net	(16,138)	(18,927)
Increase in other assets	(85,622)	(112,954)
Decrease in other liabilities	(135,111)	(42,629)
Origination of loans held for sale	(50,619)	(25,335)
Proceeds from sale of loans originated for sale	43,032	23,480

Net cash used in operating activities	(18,895)	(179,656)

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	1,900,150	1,449,965
Proceeds from repayment of securities available for sale	150,050	162,914
Proceeds from sale of securities available for sale	—	11,438
Purchase of securities held to maturity	(1,808,546)	(1,469,186)
Purchase of securities available for sale	—	(12,320)
Net (purchase) redemption of FHLB-NY stock	(38,084)	2,821
Net increase in loans	(590,433)	(612,594)
Purchase of loans	—	(45,500)
Proceeds from sale of loans	—	25,035
Purchase of premises and equipment, net	(3,391)	(5,547)

Net cash used in investing activities	(390,254)	(492,974)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(21,567)	223,503
Net increase in short-term borrowings	512,500	1,021,100
Net increase (decrease) in long-term borrowings	49,793	(817,004)
Tax effect of stock plans	1,321	2,270
Proceeds from issuance of common stock	—	339,152
Cash dividends paid on common stock	(172,113)	(162,026)
Treasury stock purchases	(1,262)	(2,160)
Net cash received from stock option exercises	25	12,177

Net cash provided by financing activities	368,697	617,012

Net decrease in cash and cash equivalents	(40,452)	(55,618)
Cash and cash equivalents at beginning of period	203,216	335,743

Cash and cash equivalents at end of period	$162,764	$280,125

Supplemental information:
Cash paid for interest	$380,345	$523,463
Cash paid for income taxes	162,382	22,074
Non-cash investing activities:
Mortgage loans securitized and transferred to mortgage-related securities held to maturity, net	$—	$71,307
Transfer to other real estate owned from loans	561	—

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two principal banking subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

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

Certain reclassifications have been made to the prior-period consolidated financial statements to conform to the June 30, 2009 presentation.

Note 2. Stock-based Compensation

At June 30, 2009, the Company had 6,021,509 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). Under the 2006 Stock Incentive Plan, the Company granted 365,000 shares of restricted stock in the six months ended June 30, 2009, with an average fair value of $11.79 per share on the date of grant and a vesting period of five years. The six-month amount includes 335,000 shares that were granted in the second quarter with an average fair value of $11.73 per share on the date of grant. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.3 million and $2.1 million, respectively, in the three months ended June 30, 2009 and 2008, and $4.8 million and $3.7 million, respectively, in the six months ended at those dates.

A summary of activity with regard to restricted stock awards in the six months ended June 30, 2009 is presented in the following table:

	For the Six Months Ended June 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	2,346,345	$14.95
Granted	365,000	11.79
Vested	(475,100)	16.94
Forfeited	(31,850)	13.40

Unvested at June 30, 2009	2,204,395	14.02

As of June 30, 2009, unrecognized compensation cost relating to unvested restricted stock totaled $27.8 million. This amount will be recognized over a remaining weighted average period of 3.9 years.

In addition, the Company had eleven stock option plans at June 30, 2009: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group, Inc. Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

In connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment,” on January 1, 2006, and using the modified prospective approach, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during the six months ended June 30, 2009 or the year ended December 31, 2008, the Company did not record any compensation and benefits expense relating to stock options during these periods.

Generally, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At June 30, 2009, there were 13,438,645 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 800 at June 30, 2009.

The status of the Company’s Stock Option Plans at June 30, 2009 and the changes that occurred during the six months ended at that date are summarized in the following table:

	For the Six Months Ended June 30, 2009
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable at January 1, 2009	13,702,712	$15.50
Exercised	(2,320)	10.78
Forfeited	(261,747)	15.15

Stock options outstanding and exercisable at June 30, 2009	13,438,645	15.51

Total stock options outstanding and exercisable at June 30, 2009 had a weighted average remaining contractual life of 2.71 years, a weighted average exercise price of $15.51 per share, and an aggregate intrinsic value of $1.2 million. The intrinsic values of options exercised during the six months ended June 30, 2009 and 2008 were $464.00 and $7.1 million, respectively.

Note 3. Securities

The following tables summarize the Company’s portfolio of securities available for sale at June 30, 2009 and December 31, 2008:

	June 30, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE(1) certificates	$162,769	$7,130	$—	$169,899
GSE CMOs(2)	463,035	13,801	515	476,321
Private label CMOs	112,493	—	9,004	103,489

Total mortgage-related securities	$738,297	$20,931	$9,519	$749,709

Other Securities:
Corporate bonds	$15,813	$18	$3,490	$12,341
State, county, and municipal	6,529	1	209	6,321
Capital trust notes	44,083	109	12,084	32,108
Preferred stock	31,400	148	14,752	16,796
Common stock	42,413	581	11,156	31,838

Total other securities	$140,238	$857	$41,691	$99,404

Total securities available for sale(3)	$878,535	$21,788	$51,210	$849,113

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	As of June 30, 2009, the non-credit portion of OTTI recorded in AOCL was $471,000 pre-tax.

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$180,132	$5,160	$—	$185,292
GSE CMOs	519,389	9,727	154	528,962
Private label CMOs	139,332	—	19,902	119,430

Total mortgage-related securities	$838,853	$14,887	$20,056	$833,684

Other Securities:
GSE debentures	$59,478	$2,481	$—	$61,959
Corporate bonds	30,814	—	12,064	18,750
State, county, and municipal	6,528	—	387	6,141
Capital trust notes	44,337	—	14,471	29,866
Preferred stock	31,400	150	14,010	17,540
Common stock	53,343	151	10,932	42,562

Total other securities	$225,900	$2,782	$51,864	$176,818

Total securities available for sale	$1,064,753	$17,669	$71,920	$1,010,502

The following tables summarize the Company’s portfolio of securities held to maturity at June 30, 2009 and December 31, 2008:

	June 30, 2009
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$259,335	$259,335	$15,383	$—	$274,718
GSE CMOs	2,547,200	2,547,200	65,296	16,634	2,595,862
Other mortgage-related securities	6,813	6,813	—	—	6,813

Total mortgage-related securities	$2,813,348	$2,813,348	$80,679	$16,634	$2,877,393

Other Securities:
GSE debentures	$1,657,589	$1,657,589	$5	$20,863	$1,636,731
Corporate bonds	111,089	111,089	3,194	4,936	109,347
Capital trust notes	218,620	207,747	1,391	77,019	132,119

Total other securities	$1,987,298	$1,976,425	$4,590	$102,818	$1,878,197

Total securities held to maturity(1)	$4,800,646	$4,789,773	$85,269	$119,452	$4,755,590

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL as a result of adopting FSP FAS 115-2. As of June 30, 2009, the non-credit portion recorded in AOCL was $10.9 million (before taxes).

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$282,441	$12,515	$—	$294,956
GSE CMOs	2,875,878	40,944	18,901	2,897,921
Other mortgage-related securities	6,537	—	—	6,537

Total mortgage-related securities	$3,164,856	$53,459	$18,901	$3,199,414

Other Securities:
GSE debentures	$1,372,593	$3,574	$—	$1,376,167
Corporate bonds	133,165	153	26,561	106,757
Capital trust notes	220,377	—	74,914	145,463

Total other securities	$1,726,135	$3,727	$101,475	$1,628,387

Total securities held to maturity	$4,890,991	$57,186	$120,376	$4,827,801

Total pre-tax OTTI for the quarter ended June 30, 2009 was $51.1 million and the net OTTI that was recognized in earnings was $39.7 million. This OTTI related to credit loss was attributable to capital trust notes and was determined through a present-value analysis of expected cash flows on the securities. The significant inputs that the Company used to determine these expected cash flows were the anticipated magnitude and timing of interest payment deferrals, if any, and the underlying creditworthiness of the individual issuers whose debt acts as collateral for these single issue and pooled trust preferred securities.

The following table presents a rollforward of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as additions in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Three Months Ended June 30, 2009
(in thousands)
Beginning balance as of April 1, 2009	$103,350
Add: Initial other-than-temporary credit losses	38,509
Additional other-than-temporary credit losses	1,219
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending balance as of June 30, 2009	$143,078

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of June 30, 2009:

At June 30, 2009 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-Maturity Debt Securities:
GSE debentures	$1,586,731	$20,863	$—	$—	$1,586,731	$20,863
GSE CMOs	304,595	4,130	236,397	12,504	540,992	16,634
Corporate bonds	12,973	72	35,744	4,864	48,717	4,936
Capital trust notes	42,027	16,740	72,562	60,279	114,589	77,019

Total held-to-maturity debt securities	$1,946,326	$41,805	$344,703	$77,647	$2,291,029	$119,452

Available-for-Sale Securities:
Debt Securities:
GSE CMOs	$34,521	$515	$—	$—	$34,521	$515
Private label CMOs	44,161	7,793	59,328	1,211	103,489	9,004
Corporate bonds	8,611	1,389	2,655	2,101	11,266	3,490
State, county, and municipal	1,195	97	5,000	112	6,195	209
Capital trust notes	15,999	4,147	12,801	7,937	28,800	12,084

Total available-for-sale debt securities	$104,487	$13,941	$79,784	$11,361	$184,271	$25,302
Equity securities	13,767	9,183	21,795	16,725	35,562	25,908

Total available-for-sale securities	$118,254	$23,124	$101,579	$28,086	$219,833	$51,210

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2008:

At December 31, 2008 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-Maturity Debt Securities:
GSE CMOs	$10,223	$279	$637,364	$18,622	$647,587	$18,901
Corporate bonds	71,224	20,080	5,350	6,481	76,574	26,561
Capital trust notes	69,478	15,405	75,985	59,509	145,463	74,914

Total held-to-maturity debt securities	$150,925	$35,764	$718,699	$84,612	$869,624	$120,376

Available-for-Sale Securities:
Debt Securities:
GSE CMOs	$—	$—	$39,603	$154	$39,603	$154
Private label CMOs	—	—	119,430	19,902	119,430	19,902
Corporate bonds	9,500	1,575	9,250	10,489	18,750	12,064
State, county, and municipal	1,137	276	5,004	111	6,141	387
Capital trust notes	19,781	12,015	6,885	2,456	26,666	14,471

Total available-for-sale debt securities	$30,418	$13,866	$180,172	$33,112	$210,590	$46,978
Equity securities	15,950	11,850	20,376	13,092	36,326	24,942

Total available-for-sale securities	$46,368	$25,716	$200,548	$46,204	$246,916	$71,920

In April 2009, the Financial Accounting Standards Board (the “FASB”) amended the OTTI model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, an OTTI loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCL. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company adopted the new guidance effective April 1, 2009. The Company recorded a $967,000 pre-tax transition adjustment for the non-credit portion of OTTI on securities held at April 1, 2009 that were previously considered other-than-temporarily impaired.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable under Emerging Issues Task Force (“EITF”) Issue 99-20, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2009, the Company does not intend to sell the securities with an unrealized loss position in AOCL, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of June 30, 2009.

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

Management’s assertion regarding its intent not to sell or that it is not more likely than not that the Company will be required to sell the security before its anticipated recovery considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management’s intended strategy with respect to the identified security or portfolio. If management does have the intent to sell or believes it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The unrealized losses on the Company’s GSE CMOs were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by U.S. GSEs. Accordingly, it is expected that the securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The Company’s unrealized losses on corporate bonds and capital trust notes relate to investments in various financial institutions. The unrealized losses were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to continued illiquidity and uncertainty in the financial markets. Each of these securities was purchased based on an individual assessment of the financial institutions issuing such securities. This assessment included, but was not limited to, a review of credit ratings (if any), as well as an underwriting process designed to determine the financial institutions’ creditworthiness.

The Company reviews quarterly financial information as well as other information that is released by each financial institution to determine the continued creditworthiness of the securities issued by them. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at June 30, 2009. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities may trigger material unrecoverable declines in fair values for the Company’s investments and therefore may result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality, and significantly higher loan loss provisions, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more like than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at June 30, 2009. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At June 30, 2009, the equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided there has been no evidence of deterioration in the creditworthiness of the issuer. If deterioration occurs, an equity security impairment model is used. The unrealized losses on the Company’s equity securities were primarily caused by market volatility and a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Nonetheless, it is possible that these equity securities will perform worse than currently expected, which could lead to adverse changes in their fair value or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI or other losses in future periods. Events that could trigger material declines in the fair values of these securities in the future include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers. The Company considers a decline in fair value of available-for-sale equity securities to be other-than-temporary if the Company does not expect to recover the entire amortized cost basis of the security.

The following tables summarize the carrying value and estimated fair value of held-to-maturity securities and the amortized cost and estimated fair value of available-for-sale debt securities at June 30, 2009 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Value
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$14,037	9.44%	$13,939
Due from one to five years	—	—	—	—	—	—	32,764	6.34	31,742
Due from five to ten years	—	—	1,657,589	4.45	—	—	23,029	5.20	1,660,456
Due after ten years	2,813,348	5.17	—	—	—	—	249,006	6.92	3,049,453

Total debt securities held to maturity	$2,813,348	5.17%	$1,657,589	4.45%	$—	—%	$318,836	6.85%	$4,755,590

	Amortized Cost
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Available-for-Sale Securities:(3)
Due within one year	$—	—%	$—	—%	$—	—%	$—	—%	$—
Due from one to five years	2,571	5.14	—	—	495	5.51	11,056	8.00	12,828
Due from five to ten years	15,077	6.96	—	—	2,427	6.47	4,757	2.69	20,279
Due after ten years	720,649	5.27	—	—	3,607	6.67	44,083	5.24	767,372

Total debt securities available for sale	$738,297	5.30%	$—	—%	$6,529	6.51%	$59,896	5.55%	$800,479

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $20.9 million and $623,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$16,226,085	71.22%	$15,728,264	70.85%
Commercial real estate	4,775,287	20.96	4,553,550	20.51
Acquisition, development, and construction	727,534	3.19	778,364	3.51
1-4 family	240,451	1.05	266,307	1.20

Total mortgage loans	21,969,357	96.42	21,326,485	96.07
Net deferred loan origination fees	(6,455)		(6,940)

Mortgage loans, net	21,962,902		21,319,545

Other loans:
Commercial and industrial	672,258		713,099
Consumer	141,295		158,907
Lease financing, net	1,033		1,433

Total other loans	814,586	3.58	873,439	3.93
Net deferred loan origination fees	(325)		(772)

Total other loans, net	814,261		872,667
Less: Allowance for loan losses	98,082		94,368

Loans, net	$22,679,081	100.00%	$22,097,844	100.00%

The following table provides a summary of activity in the allowance for loan losses at the dates indicated:

(in thousands)	At or For the Six Months Ended June 30, 2009	At or For the Year Ended December 31, 2008
Balance at beginning of period	$94,368	$92,794
Provision for loan losses	18,000	7,700
Charge-offs	(14,296)	(6,168)
Recoveries	10	42

Balance at end of period	$98,082	$94,368

As of June 30, 2009, the Company had $5.4 million of loans classified as troubled debt restructurings, as defined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” There were no loans classified as troubled debt restructurings as of December 31, 2008.

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2009	December 31, 2008
Wholesale borrowings:
FHLB-NY advances	$8,430,528	$7,708,064
Repurchase agreements	4,225,000	4,485,000
Federal funds purchased	250,000	150,000

Total wholesale borrowings	12,905,528	12,343,064

Junior subordinated debentures	483,987	484,216
Senior debt	601,688	601,630
Preferred stock of subsidiaries	67,800	67,800

Total borrowed funds	$14,059,003	$13,496,710

At June 30, 2009, the Company had $484.0 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (Revised December 2003).” The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of June 30, 2009:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(2)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	192,020	183,515	November 4, 2002	November 1, 2051	November 4, 2007(3)
New York Community Capital Trust X	2.229	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,862	7,630	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	13,348	12,976	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	3.879	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(2)
New York Community Capital Trust XI	2.248	67,011	65,000	April 16, 2007	June 30, 2037	June 30, 2012

		$483,987	$466,671

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Callable at anytime subsequent to this date.
(3)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

On July 29, 2009, the Company announced the commencement of an offer to exchange shares of its common stock for any and all of the 5,498,544 outstanding units of its Bifurcated Option Note Unit SecuritiESSM (the “BONUSES units”). The BONUSES units were issued on November 4, 2002 by the Company and are listed on the New York Stock Exchange under the symbol “NYB.PrU.” Each unit consists of a trust preferred security issued by New York Community Capital Trust V and a warrant to purchase shares of the Company’s common stock.

All holders of BONUSES units are eligible to participate in the exchange offer, the terms and conditions of which are set forth in an Offer to Exchange and a related Letter of Transmittal that were sent to current holders of the BONUSES units and filed on July 29, 2009 with the SEC on a Schedule TO. Any BONUSES unit that is not exchanged will remain outstanding. Any BONUSES unit that is validly tendered and accepted for exchange in the Exchange Offer will be retired and cancelled.

The Exchange Ratio to be used to determine the number of shares of the Company’s common stock to be exchanged for each BONUSES unit will be calculated at 4:30 p.m., New York City time, on the second trading day immediately preceding the expiration date for the Exchange Offer, as such date may be extended (the “Pricing Date”). As more fully described in the Offer to Exchange and Letter of Transmittal, the minimum Exchange Ratio will be 2.4953 common shares for each BONUSES unit that is validly tendered and accepted, and the maximum Exchange Ratio will be 4.4953 common shares. The Exchange Ratio will be rounded to the nearest fourth decimal place.

The Exchange Offer is expected to expire at 11:59 p.m., New York City time, on August 25, 2009, unless extended by the Company, and the settlement date is expected to be three days following the expiration date.

Note 6. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2009		2008
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic expense (credit):
Interest cost	$1,611	$228	$1,604	$234
Service cost	—	1	—	2
Expected return on plan assets	(2,576)	—	(3,752)	—
Unrecognized past service liability	50	(62)	50	(62)
Amortization of unrecognized loss	1,746	75	49	34

Net periodic expense (credit)	$831	$242	$(2,049)	$208

	For the Six Months Ended June 30,
	2009		2008
(in thousands)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic expense (credit):
Interest cost	$3,222	$455	$3,208	$468
Service cost	—	2	—	4
Expected return on plan assets	(5,151)	—	(7,504)	—
Unrecognized past service liability	100	(124)	100	(124)
Amortization of unrecognized loss	3,492	151	98	68

Net periodic expense (credit)	$1,663	$484	$(4,098)	$416

As discussed in the notes to the consolidated financial statements presented in the Company’s 2008 Annual Report on

Form 10-K, the Company expects to contribute to its pension and post-retirement plans in 2009.

Note 7. Computation of Earnings (Loss) per Share (1)

The following table presents the Company’s computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2009	2008	2009	2008

Net income (loss)	$56,448	$(154,783)	$145,137	$(82,412)
Less: Dividends paid on participating securities	(463)	(342)	(945)	(315)

Earnings (loss) applicable to common stock	$55,985	$(155,125)	$144,192	$(82,727)

Weighted average common shares outstanding	343,549,598	331,271,217	343,435,986	326,995,127

Basic earnings (loss) per common share	$0.16	$(0.47)	$0.42	$(0.25)

Earnings (loss) applicable to common stock	$55,985	$(155,125)	$144,192	$(82,727)

Weighted average common shares outstanding	343,549,598	331,271,217	343,435,986	326,995,127
Potential dilutive common shares(2)	75,745	N.A.	76,798	N.A.

Total shares for diluted earnings per share computation	343,625,343	331,271,217	343,512,784	326,995,127

Diluted earnings (loss) per common share and common share equivalents	$0.16	$(0.47)	$0.42	$(0.25)

(1)	In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities,” which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method for calculating earnings per share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards (i.e., including on the unvested portion of such awards). Since these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them.
(2)	Options to purchase 13.1 million and 13.1 million shares, respectively, of the Company’s common stock that were outstanding in the three and six months ended June 30, 2009, and options to purchase 14.3 million shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2008, were not included in the respective computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

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

The following table presents, by SFAS No. 157 valuation hierarchy, assets that were measured at fair value on a recurring basis as of June 30, 2009, and that were included in the Company’s Consolidated Statement of Condition at that date:

	Fair Value Measurements at June 30, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage-related Securities:
GSE certificates	$—	$169,899	$—	$169,899
GSE CMOs	—	476,321	—	476,321
Private label CMOs	—	103,489	—	103,489

Total mortgage-related securities	—	749,709	—	749,709

Other Securities:
Corporate bonds	—	12,341	—	12,341
State, county, and municipal	—	6,321	—	6,321
Capital trust notes	—	12,628	19,480	32,108
Preferred stock	—	16,796	—	16,796
Common stock	31,838	—	—	31,838

Total other securities	31,838	48,086	19,480	99,404

Total securities available for sale	$31,838	$797,795	$19,480	$849,113

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include certain less liquid securities. Level 3 assets accounted for 0.06% of the Company’s total assets at June 30, 2009.

The Company reviews and updates the fair value hierarchy classifications for its assets on a quarterly basis. Changes from one quarter to the next that are related to the observability of inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing collateralized debt obligations (“CDOs”) (which include pooled trust preferred securities and income notes) and certain single-issue capital trust notes, both of which are classified within Level 3, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, CDOs and certain single-issue capital trust notes are valued using a model based on the specific collateral composition and cash flow structure of the security. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, that price is considered when arriving at the security’s fair value.

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

Changes in Level 3 Fair Value Measurements

The tables below include a rollforward of the balance sheet amounts for the six-month periods ended June 30, 2009 and 2008 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy.

	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and	Transfers	Fair Value	Change in Unrealized Gains and (Losses) Related to
(dollars in thousands)	January 1, 2009	Income	Comprehensive Income	Settlements, net	in/out of Level 3	June 30, 2009	Instruments Held at June 30, 2009
Available-for-sale debt securities:
Capital securities	$14,590	$(1,220)	$4,288	$(253)	$2,075	$19,480	$3,744

	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and	Transfers	Fair Value	Change in Unrealized Gains and (Losses) Related to
(dollars in thousands)	January 1, 2008	Income	Comprehensive Income	Settlements, net	in/out of Level 3	June 30, 2008	Instruments Held at June 30, 2008
Available-for-sale debt securities:
Capital securities	$65,952	$(37,163)	$8,447	$(588)	$—	$36,648	$(28,716)

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). For the Company, such assets include goodwill, core deposit intangibles, other real estate owned, other long-lived assets, loans held for sale, certain impaired loans, and mortgage servicing rights, all of which are generally classified within Level 3 of the valuation hierarchy. With the exception of a $477.0 million fair value adjustment relating to primarily collateral-dependent impaired loans (which was taken into consideration in computing the required balance for the allowance for loan losses for the period ended June 30, 2009), no amounts were recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2009 due to fair value adjustments on such assets. The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other Fair Value Disclosures

Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the applicable discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of the instrument.

The following table summarizes the carrying values and estimated fair values of the Company’s on-balance-sheet financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$162,764	$162,764	$203,216	$203,216
Securities held to maturity	4,789,773	4,755,590	4,890,991	4,827,801
Securities available for sale	849,113	849,113	1,010,502	1,010,502
FHLB-NY stock	439,063	439,063	400,979	400,979
Loans, net	22,679,081	22,809,306	22,097,844	22,891,568
Financial Liabilities:
Deposits	$14,354,081	$14,415,985	$14,375,648	$14,445,003
Borrowed funds	14,059,003	15,196,231	13,496,710	15,165,647

The methods and significant assumptions used to estimate fair values for the Company’s financial instruments are as follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, and federal funds sold. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

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

Loans

The loan portfolio is segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages or other) and payment status (performing or non-performing). The estimated fair values of mortgage and other loans are computed by discounting the anticipated cash flows from the respective portfolios. The discount rates reflect current market rates for loans with similar terms to borrowers of similar credit quality. The estimated fair values of non-performing mortgage and other loans approximate the carrying amounts, which are at cost.

The methods used to estimate fair value are highly sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

Deposits

The fair values of deposit liabilities with no stated maturity (i.e., NOW and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit (“CDs”) represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Company’s deposit base.

Borrowed Funds

The estimated fair value of borrowed funds is based on either bid quotations received from securities dealers or on the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structure.

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were not material at June 30, 2009 and December 31, 2008.

Note 9. Impact of Recent Accounting Pronouncements

In July 2009, the FASB released the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded, as described in SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of SFAS No. 162.” All other accounting literature not included in the Codification is non-authoritative.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” and No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. These statements will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS Nos. 166 and 167 to have a material impact on its consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for, and disclosing, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.

In particular, SFAS No. 165 sets forth:

•

The period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In April 2009, the FASB issued three final FSPs that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provide additional guidance with respect to accounting for, and presenting, impairment losses on securities.

FSP FAS 157-4 addresses the determination of fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement as set forth in SFAS No. 157, i.e., to reflect how much an asset would be sold for in an orderly transaction (the exit price, as opposed to a distressed or forced transaction) at the date of the financial statements and under current market conditions. It specifically reaffirms the need to use judgment in ascertaining if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for financial instruments held by public companies. Prior to issuing this FSP, fair values for such instruments were disclosed only once a year. The FSP now requires quarterly disclosures that provide qualitative and quantitative information about fair value estimates for those financial instruments.

FSP FAS 115-2 and FAS 124-2, which relate to other-than-temporary impairment, are intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not intended or expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. A cumulative-effect adjustment is required to be recorded at the adoption date of the FSPs with respect to certain previously recognized OTTI.

Each of the aforementioned FSPs is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The Company’s adoption of FSP 157-4 had an immaterial effect on its fair value estimates. The effect of adopting FSP FAS 115-2 is disclosed in Note 3. The additional disclosures required by FSP FAS 107-1 and APB 28-1 are provided in Note 8.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies that unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method calculation of earnings per share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards. Since certain of these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. The adoption of FSP EITF 03-6-1 on January 1, 2009 had an immaterial effect on the Company’s earnings per share for the three and six months ended June 30, 2009 and 2008.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (revised 2007).” SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008. The Company will apply SFAS No. 141R to any business combinations that may occur after the effective date, and believes that the standard could have a material impact on its accounting for such transactions.

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

Note 10. Subsequent Events

In accordance with SFAS No. 165, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued (August 10, 2009). The Company has determined that there are no such subsequent events, other than the Exchange Offer described in Note 5.

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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include an amount for accumulated other comprehensive loss, net of tax (“AOCL”). AOCL consists of after-tax net unrealized losses on securities; certain other-than-temporary impairment (“OTTI”) losses on securities; and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to below and earlier in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

Neither tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, adjusted tangible assets, nor the related tangible and adjusted tangible capital measures should be considered in isolation or as a substitute for stockholders’

equity or any other capital measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP capital measures may differ from that of other companies reporting measures of capital with similar names.

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at June 30, 2009 and December 31, 2008 follow:

(dollars in thousands)	June 30, 2009	December 31, 2008
Total stockholders’ equity	$4,210,666	$4,219,246
Less: Goodwill	(2,436,401)	(2,436,401)
Core deposit intangibles	(76,617)	(87,780)

Tangible stockholders’ equity	$1,697,648	$1,695,065

Total assets	$32,860,123	$32,466,906
Less: Goodwill	(2,436,401)	(2,436,401)
Core deposit intangibles	(76,617)	(87,780)

Tangible assets	$30,347,105	$29,942,725

Stockholders’ equity to total assets	12.81%	13.00%

Tangible stockholders’ equity to tangible assets	5.59%	5.66%

Tangible stockholders’ equity	$1,697,648	$1,695,065
Add back: AOCL	76,301	87,319

Adjusted tangible stockholders’ equity	$1,773,949	$1,782,384

Tangible assets	$30,347,105	$29,942,725
Add back: AOCL	76,301	87,319

Adjusted tangible assets	$30,423,406	$30,030,044

Adjusted tangible stockholders’ equity to adjusted tangible assets	5.83%	5.94%

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

The judgments used by management in applying these critical accounting policies may be influenced by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions for loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Our loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each. In addition, except as otherwise noted below, the process for establishing the allowance for loan losses is the same for each of the Community Bank and the Commercial Bank. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

Our allowances for loan losses are established based on our evaluation of the probable inherent losses in our portfolio in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of Financial Accounting Standards Board (“FASB”) Statement Nos. 5 and 15” and SFAS No. 5, “Accounting for Contingencies.” The allowances for loan losses are comprised of both specific valuation allowances and general valuation allowances. Specific valuation allowances are established based on the SFAS No. 114 analyses. General valuation allowances are established by applying our loan provisioning methodology and reflect the inherent risk in loans not considered for impairment under SFAS No. 114. Our loan provisioning methodology takes into account our historical loss experience, delinquency levels and trends, and loan type, among other factors that are part of our judgment in developing quantified risk factors which result in allocations to the allowance for loan losses for each loan type within our portfolio.

Several factors are considered in this process, including the level of defaulted loans at the close of each quarter; recent trends in loan performance; historical levels of loan losses; the factors underlying such loan losses and loan defaults; projected default rates and loss severities; internal risk ratings; loan size; economic, industry, and environmental factors; and loan impairment, as defined under SFAS No. 114.

Under SFAS No. 114, a loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply SFAS No. 114 as necessary to certain larger multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans, and exclude any smaller balance homogeneous loans and any loans carried at the lower of cost or fair value. We generally measure impairment by comparing the loan’s outstanding balance to the fair value of the collateral, less the estimated cost to sell, or to the present value of expected cash flows, discounted at the loan’s effective interest rate.

A valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows is less than the recorded investment in the loan. If a loan is deemed to be impaired, management is required to measure the amount of the associated loss, if any. For loans that are not considered to be impaired, a different process is used, involving:

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

We recognize interest income on loans using the interest method over the life of the loan. Using this method, we defer certain loan origination and commitment fees and certain loan origination costs, and amortize the net fee or cost as an adjustment to the loan yield over the term of the related loan. When a loan is sold or repaid, the remaining net unamortized fee or cost is recognized in interest income.

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and/or the Company has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

We charge off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an estimate of the fair value of the underlying collateral and/or an assessment of the financial condition of the borrower.

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (“other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of OTTI recorded in AOCL.

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis. The portion of the loss attributable to credit factors is charged against earnings and recorded in non-interest income; the remainder of the loss is charged against other comprehensive income.

At June 30, 2009, the net unrealized losses on available-for-sale and held-to-maturity securities were $29.4 million and $34.2 million, respectively. The respective impairments were deemed to be temporary principally based on the direct relationship of the declines in fair value to the movements in interest rates, including wider credit spreads in some cases; the effect of illiquidity on the market; the estimated remaining life and the credit quality of the investments; and our ability to hold, and our intent not to sell, before anticipated full recovery of fair value, which may not be until maturity.

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

In July 2009, new tax laws were enacted which are effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a Real Estate Investment Trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. The inclusion of such income is phased in with full inclusion of income starting in 2011.

This new tax law will likely increase our effective tax rate, beginning in the third quarter of 2009 (period of enactment). Absent any change in the manner in which we conduct our business, current income tax expense is expected to increase by approximately $2 million for each of 2009 and 2010, with a larger increase starting in 2011. We expect approximately 75% of the 2009 increase in current income tax expense to be recorded in the third quarter of this year. As a result of the new law, we expect to record an offsetting deferred tax benefit of approximately $400,000 in the third quarter of 2009.

Recent Events

Dividend Payment

On July 28, 2009, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 18, 2009 to shareholders of record at the close of business on August 7, 2009.

Exchange Offer

On July 29, 2009, we announced that we had commenced an offer to exchange shares of our common stock for any and all of the 5,498,544 outstanding units of our Bifurcated Option Note Unit SecuritiESSM (the “BONUSES units”). The BONUSES units were issued on November 4, 2002 by the Company and are listed on the New York Stock Exchange under the symbol “NYB.PrU.” Each unit consists of a trust preferred security issued by New York Community Capital Trust V and a warrant to purchase shares of our common stock.

All holders of BONUSES units are eligible to participate in the exchange offer, the terms and conditions of which are set forth in an Offer to Exchange and a related Letter of Transmittal that were sent to current holders of the BONUSES units and filed on July 29, 2009 with the SEC on a Schedule TO. Any BONUSES unit that is not exchanged will remain outstanding. Any BONUSES unit that is validly tendered and accepted for exchange in the Exchange Offer will be retired and cancelled.

The Exchange Ratio to be used to determine the number of shares of our common stock to be exchanged for each BONUSES unit will be calculated at 4:30 p.m., New York City time, on the second trading day immediately preceding the expiration date for the Exchange Offer, as such date may be extended (the “Pricing Date”). As more fully described in the Offer to Exchange and Letter of Transmittal, the minimum Exchange Ratio will be 2.4953 common shares for each BONUSES unit that is validly tendered and accepted, and the maximum Exchange Ratio will be 4.4953 common shares. The Exchange Ratio will be rounded to the nearest fourth decimal place.

The Exchange Offer is expected to expire at 11:59 p.m., New York City time on August 25, 2009, unless extended by us, and the settlement date is expected to be three days following the expiration date.

Executive Summary

With assets of $32.9 billion at June 30, 2009, we are the 24th largest bank holding company in the nation and the fifth largest headquartered in New York State. We serve both consumers and businesses through two primary subsidiaries: New York Community Bank, a thrift, with 178 locations in New York City, Long Island, Westchester County, and New Jersey; and New York Commercial Bank, with 35 locations in New York City, Westchester County, and Long Island, including 17 branches that operate under the name “Atlantic Bank.”

Reflecting our growth through a series of accretive business combinations, we currently operate our Community Bank franchise through five local divisions—four in New York and one in New Jersey. In New York, our divisional banks are Queens County Savings Bank, with 34 branches in Queens County; Roslyn Savings Bank, with 56 branches on Long Island; Richmond County Savings Bank, with 22 branches on Staten Island; and Roosevelt Savings Bank, with eight branches in Brooklyn. We also operate two branches each in the Bronx and Westchester County directly under the name New York Community Bank. In New Jersey, we operate Garden State Community Bank, with 54 branches in Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union Counties.

Second Quarter 2009 Performance Highlights

Year-over-year, our second quarter 2009 performance was favorably impacted by:

•	An $87.0 million, or 66.7%, increase in net interest income to $217.6 million;

•	A 125-basis point increase in our interest rate spread, to 2.89%; and

•	A 112-basis point increase in our net interest margin, to 3.06%.

Among the factors contributing to these improvements were increases in the average balances of loans and interest-earning assets, and the strategic management of our funding costs in a steep yield curve environment. Reflecting the historically low level of the federal funds rate, and our replacement of higher-cost funding with lower-cost wholesale borrowings and retail deposits, our average cost of funds declined by 150 basis points to 2.76% in the second quarter of 2009. Additionally, in the second quarter of 2008, our net interest income was adversely impacted by a debt repositioning charge of $39.6 million, which increased that quarter’s interest expense by a like amount, and reduced our spread and margin by 65 and 60 basis points, respectively.

The benefit of the rise in net interest income and the expansion of our spread and margin was tempered by a $12.0 million provision for loan losses, which exceeded the year-earlier level by $10.3 million. Reflecting the impact of the recession on certain of our borrowers, net charge-offs rose to $9.2 million during the quarter from $1.2 million in the year-earlier three months. The bulk of the increase was due to a charge-off of $5.2 million on an out-of-state multi-family loan.

In addition to the higher loan loss provision, our second quarter 2009 earnings were reduced by a pre-tax OTTI of $39.7 million on certain trust preferred and other debt securities, a reflection of declining market values and the unlikelihood of recovering such market value. The OTTI charge resulted in our recording a second quarter 2009 non-interest loss of $17.7 million in the quarter, and reduced our second quarter 2009 earnings by $24.2 million, or $0.07 per basic and diluted share.

Our second quarter 2009 earnings were further reduced by a pre-tax FDIC special assessment of $14.0 million, which increased our non-interest expense to $107.4 million. On an after-tax basis, the impact of the FDIC special assessment was an $8.4 million, or $0.03, reduction in our second quarter 2009 earnings and basic and diluted earnings per share.

Reflecting the combination of these factors, and income tax expense of $24.0 million, we recorded earnings of $56.4 million in the three months ended June 30, 2009, equivalent to basic and diluted earnings per share of $0.16.

Our balance sheet at the end of June reflected the following highlights:

•	Loans grew at an annualized rate of 8.7% in the current second quarter, partly reflecting loan originations of $1.0 billion;

•	Loans represented $22.8 billion, or 69.3%, of total assets at the end of June;

•	Securities represented $5.6 billion, or 17.2%, of total assets at the end of the quarter, representing a 4.4% decline from the balance at year-end 2008;

•	Stockholders’ equity totaled $4.2 billion and represented 12.81% of total assets; and

•	Tangible stockholders’ equity amounted to $1.7 billion and represented 5.59% of tangible assets; excluding AOCL, adjusted tangible stockholders’ equity represented 5.83% of adjusted tangible assets.

Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures earlier in this report.

While our second quarter 2009 performance reflected an increase in non-performing loans and assets, our asset quality measures continued to compare well with those of our industry as a whole. Non-performing assets represented 1.04% of total assets at the end of the quarter, and non-performing loans represented 1.49% of total loans. By comparison, with 462 banks and thrifts reporting, the SNL Bank and Thrift Index measures were 2.72% and 3.05%, respectively, at June 30, 2009.

Reflecting six-month net charge-offs of $14.3 million and six-month loan loss provisions of $18.0 million, the allowance for loan losses rose $3.7 million from the year-end 2008 balance to $98.1 million at June 30, 2009. Our net charge-offs represented 0.06% of average loans in the current six-month period as compared to the SNL Bank and Thrift Index measure of 1.45%.

Although the level of non-performing loans increased substantially in the current second quarter, the level of loans 30 to 89 days delinquent declined during this time. We continue to carefully monitor our loan portfolio for signs of weakness. While we believe that the level of non-performing loans and assets may continue to rise in the current economic climate, we do not expect to see a corresponding increase in the level of net charge-offs, given the historical difference between our level of non-performing loans and net charge-offs, the nature of our primary lending niche, our underwriting standards, and our determination to obtain the highest possible collateral value on our loans.

The Economic Environment

The degree to which the global recession has impacted our local market is reflected in recent unemployment and housing statistics for New York State, Long Island, New York City, and New Jersey.

In June 2008, the respective unemployment rates for New York State, Long Island, and New York City were 5.1%, 4.7%, and 5.1%; in June 2009, the rates were 8.6%, 7.5%, and 9.3%, respectively. After seasonal adjustment, New York State’s private sector job count decreased month-over-month by 17,700, or 0.2%, to 7,078,300 in June 2009; it has now dropped for ten consecutive months. Since the state’s private sector job count peaked in August 2008, New York State has lost 235,900 private sector jobs, erasing more than half of the 400,000 jobs added during the last economic expansion from 2003 to 2008. A continued increase in unemployment could have an adverse impact on our asset quality measures, while a decline in unemployment could benefit our asset quality.

In June 2008, the respective unemployment rates for New Jersey’s Essex, Hudson, and Union counties were 6.5%, 6.3%, and 5.5%; in June 2009, the rates were substantially higher, at 10.5%, 10.9%, and 9.5%, respectively. For the state as a whole, the unemployment rate rose to 9.2% year-over-year.

The national unemployment rate, which stood at 5.6% in June 2008, increased to 9.5% in June 2009, a rate last seen in August 1983. Since the recession began in December 2007, the number of unemployed persons has increased by 7.2 million; the unemployment rate has risen by 4.6 percentage points; and payroll employment has fallen by 6.5 million.

The real estate statistics are also revealing. Through May 2009, home prices declined 12.2% year-over-year in the New York metropolitan region and in Manhattan, the overall vacancy rate for offices reached 10.5% in the second quarter of 2009, the highest rate since the fourth quarter of 2004.

Nationally, home prices declined 17.1% through May 2009; however, the annual rate of decline improved for the fourth consecutive month in June 2009. Nonetheless, foreclosure filings were up 9.46% in the first six months of this year from the trailing six-month level, and up 14.66% from the year-earlier six-month period. In the first half of 2009, one in every 84 housing units in the nation received a foreclosure filing, and June 2009 was the fourth consecutive month that the number of housing units receiving foreclosure filings exceeded 300,000. In the second quarter of 2009, foreclosure filings increased 10.75% on a linked-quarter basis and 20.29% from the year-earlier period.

On a positive note, as home prices have fallen, new home sales have risen. According to the U.S. Commerce Department, home sales rose 11% month-over-month in June 2009.

Additionally, the Federal Reserve Beige Book Report, dated July 29, 2009, indicates that while economic activity remains weak in most districts of the nation, the pace of decline has slowed and activity in some areas has begun to stabilize.

Summary of Financial Condition at June 30, 2009

Assets totaled $32.9 billion at the end of June, and were up $393.2 million from the balance recorded at December 31, 2008.

Loans

Loans represented $22.8 billion, or 69.3%, of total assets at the close of the second quarter, up $483.8 million from the March 31, 2009 balance and $585.0 million from the balance recorded at December 31, 2008. While repayments totaled $1.1 billion in the first six months of 2009, including repayments of $527.1 million in the second quarter, these amounts were exceeded by loan originations of $1.7 billion and $1.0 billion, respectively, during the six- and three-month periods.

Multi-family Loans

Multi-family loans represented $16.2 billion, or 71.2%, of total loans at the close of the second quarter, a linked-quarter increase of $366.6 million and a six-month increase of $497.8 million, or 3.2%. Multi-family loans accounted for $553.1 million of loans produced in the current second quarter, as compared to $317.8 million and $783.0 million, respectively, in the trailing and year-earlier three months. At June 30, 2009, the average multi-family loan had a principal balance of $3.9 million, and the portfolio had an average loan-to-value ratio (“LTV”) of 61.1%. Values are based on appraisals that were primarily received at the time of origination. In addition, 92.8% of our multi-family loans were secured by properties in the Metro New York region at quarter-end.

Multi-family loans are typically made to long-term owners of buildings with apartments that are subject to certain rent-control and –stabilization laws. The funds we lend are typically used by the borrower to make improvements to the building and the apartments therein. Upon completion of the improvements, the property owner has the opportunity to increase the rents paid by the tenants and, in doing so, creates more cash flows to borrow against in future years.

In addition to underwriting a multi-family loan on the basis of the building’s income and condition, we consider the borrower’s credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the building’s current rent rolls, their financial statements, and related documents. Furthermore, the origination of multi-family loans typically requires an assignment of the rents and/or leases.

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on the five-year Constant Maturity Treasury rate (the “five-year CMT”) plus a spread. During years six through ten, the borrower has had the option of selecting an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread, or a fixed rate that is tied to the five-year CMT, plus a spread. Since January 2009, for new originations, the fixed rate in years six through ten has been tied to the fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”) plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Accordingly, the expected weighted average life of the multi-family loan portfolio was 3.7 years at June 30, 2009. While this refinancing cycle has repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity was constrained by economic uncertainty in the first half of 2009, as it was in 2008.

Multi-family loans that refinance within the first five years are typically subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten.

Prepayment penalties are recorded as interest income and are therefore reflected in the average yields on our loans and assets, as well as our interest rate spread and net interest margin.

Commercial Real Estate (“CRE”) Loans

CRE loans accounted for $4.8 billion, or 21.0%, of total loans at the close of the second quarter, and were up $167.1 million and $221.7 million, respectively, over the three and six months ended June 30, 2009. The increase was due to organic loan production, with three-month originations totaling $231.4 million, as compared to $135.3 million and $374.2 million, respectively, in the trailing and year-earlier three months. For the six months ended June 30, 2009, CRE loan originations totaled $366.8 million, signifying a $196.6 million decrease from the year-earlier amount. At June 30, 2009, the average CRE loan had a principal balance of $2.7 million and the CRE loan portfolio had an average LTV of 54.3%. Values are based on appraisals that were primarily received at the time of origination. In addition, 92.3% of our CRE loans were secured by properties in the Metro New York region at quarter-end.

The pricing of our CRE loans is structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally tied to the five-year CMT, plus a spread. For years six through ten, the borrower generally has had the option of selecting an annually adjustable rate that is based on the prime rate of interest, or a fixed rate that is tied to the five-year CMT, plus a spread. Since January 2009, for new CRE loan originations, the fixed rate in years six through ten has been tied to the fixed advance rate of the FHLB-NY, plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.4 years at June 30, 2009. If a loan extends into a sixth year and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

Acquisition, Development, and Construction (“ADC”) Loans

ADC loans represented $727.5 million, or 3.2%, of total loans at the end of June, a $3.2 million increase from the March 31, 2009 balance and a reduction of $50.8 million from the balance recorded at December 31, 2008.

In the interest of reducing our exposure to credit risk at a time when real estate values have been declining, we have been limiting our production of ADC loans. ADC loan originations, primarily consisting of previously committed advances, totaled $28.9 million in the current second quarter, a $7.2 million increase from the volume produced in the trailing quarter and a $67.1 million reduction from the year-earlier amount.

The ADC loans we originate are primarily used for land acquisition, development, and construction of multi-family and residential tract projects and, to a lesser extent, for the construction of owner-occupied one- to four-family homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months and feature a floating rate of interest tied to the prime rate of interest, and a floor. They also generate origination fees that are recorded as interest income and amortized over the life of the loan. At June 30, 2009, 57.8% of the loans in our ADC portfolio were for land acquisition and development; the remaining 42.2% consisted of ADC loans that were provided for the construction of homes and commercial properties. In addition, 95.9% of our ADC loans were secured by properties in the Metro New York region at that date. The loans that we have originated outside our immediate market have generally been made to developers and builders with whom we have had successful lending relationships within our local marketplace.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion during construction. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan.

When applicable, as a condition to closing a construction loan, it is our practice to require that residential properties be pre-sold or that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of our loan. In some cases, we ourselves may provide permanent financing. We typically require pre-leasing for loans on commercial properties.

One- to Four-Family Loans

One- to four-family loans represented $240.5 million, or 1.1%, of total loans at the close of the second quarter, down $15.9 million and $25.9 million, respectively, from the balances recorded at March 31, 2009 and December 31, 2008. The reduction in one- to four-family loans was due to repayments. In addition, while we originate one- to four-family loans as a customer service, we do not retain the loans we produce. Rather, one- to four-family loans are originated on a pass-through basis and sold without recourse, servicing released, to a third-party conduit shortly after they close.

Other Loans

Other loans represented $814.6 million, or 3.6%, of outstanding loans at the end of June, signifying three- and six-month reductions of $37.8 million and $58.9 million, respectively. Commercial and industrial (“C&I”) loans accounted for $672.3 million of other loans at the end of the second quarter, and were down $30.1 million and $40.8 million from the balances recorded at March 31, 2009 and December 31, 2008, respectively. C&I loan originations totaled $159.2 million in the current second quarter, down from $167.9 million and $285.9 million, respectively, in the trailing and year-earlier three months.

A broad range of C&I loans, both collateralized and unsecured, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is generally tied to LIBOR or the prime rate of interest plus a spread.

Asset Quality

Net charge-offs totaled $9.2 million in the current second quarter, as compared to $5.1 million and $1.2 million, respectively, in the trailing and year-earlier three months. Notwithstanding the increase, the level of net charge-offs recorded in the current second quarter continued to represent a modest percentage of average loans. For the second quarter of 2009, net charge-offs represented 0.04% of average loans, as compared to 0.02% and 0.006%, respectively, in the trailing and year-earlier three-month periods. While second quarter net charge-offs were up both year-over-year and linked-quarter, $5.2 million of the increase was attributable to a single loan secured by a multi-family building, geographically distant from our primary multi-family niche in Metropolitan New York. C&I and other consumer loans accounted for $2.0 million and $256,000, respectively, of second quarter 2009 net charge-offs. There were no CRE or ADC loans charged off in the quarter, and no CRE loans have been charged off year-to-date.

Non-performing loans totaled $340.2 million at June 30, 2009, including non-accrual mortgage loans of $320.7 million and non-accrual other loans of $19.4 million. At March 31, 2009, non-accrual mortgage and other loans totaled $160.6 million and $14.7 million, respectively; the comparable amounts were $101.9 million and $11.8 million at December 31, 2008. Non-performing loans represented 1.49% of total loans at the close of the second quarter, as compared to 0.79% at March 31, 2009 and 0.51% at December 31, 2008.

Other real estate owned totaled $1.5 million at both June 30 and March 31, 2009, up $360,000 from the balance at December 31, 2008. Other real estate owned refers to properties that are acquired by foreclosure, and is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time.

Reflecting the increase in non-performing loans and other real estate owned, non-performing assets rose to $341.6 million at the close of the current second quarter, from $176.8 million at March 31, 2009 and $114.8 million at December 31, 2008. The respective amounts were equivalent to 1.04%, 0.55%, and 0.35% of total assets at the corresponding dates.

In accordance with our methodology for determining the allowance for loan losses, we recorded a loan loss provision of $12.0 million in the current second quarter, as compared to $6.0 million and $1.7 million in the trailing and year-earlier three-months. Reflecting the current second quarter provision and the aforementioned net charge-offs, the allowance for loan losses rose to $98.1 million at June 30, 2009. The loan loss allowance totaled $95.3 million and $94.4 million at March 31, 2009 and December 31, 2008, respectively. The respective loan loss allowances were equivalent to 28.83%, 54.35%, and 83.00% of non-performing loans and to 0.43% of total loans for all three periods.

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

The following table presents information regarding our consolidated allowance for loan losses and non-performing assets at June 30, 2009 and December 31, 2008:

(dollars in thousands)	At or For the Six Months Ended June 30, 2009	At or For the Year Ended December 31, 2008
Allowance for Loan Losses:
Balance at beginning of period	$94,368	$92,794
Provision for loan losses	18,000	7,700
Charge-offs:
Multi-family	(7,237)	(175)
Commercial real estate	—	(16)
Acquisition, development, and construction	(3,199)	(2,517)
1-4 family	(203)	—
Other loans	(3,657)	(3,460)

Total charge-offs	(14,296)	(6,168)
Recoveries	10	42

Balance at end of period	$98,082	$94,368

Non-performing Assets:
Non-accrual mortgage loans:
Multi-family	$159,280	$53,153
Commercial real estate	67,655	12,785
Acquisition, development, and construction	79,577	24,839
1-4 family	14,209	11,155

Total non-accrual mortgage loans (1)	320,721	101,932
Other non-accrual loans	19,434	11,765

Total non-performing loans	340,155	113,697
Other real estate owned	1,467	1,107

Total non-performing assets	$341,622	$114,804

Ratios:
Non-performing loans to total loans	1.49%	0.51%
Non-performing assets to total assets	1.04	0.35
Allowance for loan losses to non-performing loans	28.83	83.00
Allowance for loan losses to total loans	0.43	0.43
Net charge-offs to average loans	0.06 (2)	0.03

(1)	The June 30, 2009 amount includes troubled debt restructurings of $5.4 million. There were no troubled debt restructurings at December 31, 2008.
(2)	Presented on a non-annualized basis.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction primarily has been due to (1) the nature of our primary lending niche, i.e., multi-family loans collateralized by non-luxury residential apartment buildings in the New York Metropolitan region having a preponderance of apartments with below-market rents; and (2) our conservative underwriting practices that require, among other things, low LTVs. In view of these factors, we believe that a significant increase in non-performing loans will not necessarily result in a comparable increase in net charge-offs and, accordingly, will not necessarily require a significant increase in our loan loss allowance. For example, while non-performing loans represented 1.49% of total loans at the end of the second quarter, the ratio of net charge-offs to average loans in the quarter remained relatively low at 0.04%.

At June 30, 2009, approximately 75% of the multi-family loan portfolio was secured by properties in New York City, with Manhattan accounting for approximately 32% of the New York City portfolio. In New York City, the amount of rent that tenants may be charged on the apartments in certain buildings is restricted under certain rent-control or rent-stabilization laws. As a result, the average rents that tenants pay in such apartments are generally below current market rates. Buildings with a preponderance of such rent-regulated apartments are, therefore, less likely to experience vacancies in times of economic adversity.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a debt service coverage ratio of 130% and a maximum LTV of 65%. In addition, the origination of CRE loans typically requires an assignment of the rents and/or leases.

As noted in “Critical Accounting Policies” earlier in this discussion, our loan loss allowance is determined and validated by analyses performed in accordance with SFAS No. 114 and SFAS No. 5. Accordingly, despite the rise in non-performing loans in the first six months of this year and last, our SFAS No. 114 analyses indicated only limited impairment. This was primarily due to the strength of the underlying collateral for our loans and the collateral structure upon which our loans are based. Low LTVs provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss. In many cases, low LTVs result in fewer loans with “walk-away potential”; although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Our CRE lending practices provide the basis for a well-collateralized loan portfolio. As a result, an increase in CRE originations would not necessarily result in a corresponding increase in our loan loss allowance. In the twelve months ended December 31, 2008, the percentage of CRE loans to total loans increased by a modest 171 basis points to 20.5%. At June 30, 2009, the percentage was nominally higher, at 21.0%. In addition, we had no CRE loan charge-offs in the first six months of 2009 and only $16,000 of CRE loan charge-offs in the twelve months ended December 31, 2008. We believe this favorable loan loss experience reflects our historical practice of underwriting CRE loans in accordance with similar standards to those that we follow in underwriting our multi-family loans, as described above. Importantly, our allowance for loan losses at June 30, 2009 represented 10.6 times the level of charge-offs we recorded in the three months ended at that date.

In the first six months of 2009, we continued to de-emphasize the production of ADC, one- to four-family, and other loans in order to mitigate credit risk in the loan portfolio. At June 30, 2009, ADC, one- to four-family, and other loans represented 3.2%, 1.1%, and 3.6%, respectively of loans outstanding, as compared to 3.5%, 1.2%, and 3.9%, respectively, at December 31, 2008. In addition, at June 30, 2009, 10.9%, 5.9%, and 2.4% of ADC, one- to four-family, and other loans were non-performing, respectively. Although ADC, one- to four-family, and other loans each represented a smaller percentage of loans outstanding, the level of the loan loss allowance for such loans increased at the end of the second quarter, reflecting our ongoing assessment of the risk inherent in these loan types.

As a result of these factors, an increase in our ratio of non-performing loans to total loans would not necessarily result in a comparable increase in our allowance for loan losses or the provision for loan losses recorded in any given period. The allowance for loans losses is determined in accordance with the methodology described earlier in this report under “Critical Accounting Policies.”

Securities

Securities represented $5.6 billion, or 17.2%, of total assets at June 30, 2009, and were down $115.6 million and $262.6 million, respectively, from the balances recorded at March 31, 2009 and December 31, 2008.

Available-for-sale securities represented $849.1 million, or 15.1%, of total securities at the close of the second quarter, and were down $121.7 million and $161.4 million, respectively, over the three- and six-month periods. Held-to-maturity securities accounted for the remaining $4.8 billion of total securities at the close of the second quarter, up $6.1 million on a linked-quarter basis and down $101.2 million from the year-end 2008 amount. In view of the volatility and uncertainty in the financial markets, we have been limiting our securities investments to government-sponsored enterprise (“GSE”) securities for several quarters. Accordingly, approximately 90% of the securities portfolio consisted of GSE securities at June 30, 2009.

At the end of the quarter, mortgage-related securities represented $749.7 million, or 88.3%, of available-for-sale securities and $2.8 billion, or 58.7%, of securities held to maturity. Other securities accounted for $99.4 million of available-for-sale securities and for $2.0 billion of held-to-maturity securities at the same date. At June 30, 2009, the respective fair values of mortgage-related securities and other securities held to maturity were $2.9 billion and $1.9 billion, representing 102.3% and 95.0% of their respective carrying values.

The estimated weighted average life of the available-for-sale securities portfolio was 3.9 years at the close of the current second quarter, as compared to 5.1 years at March 31, 2009 and 5.6 years at December 31, 2008. The estimated weighted average life of available-for-sale mortgage-related securities was 3.0 years at the close of the current second quarter, as compared to 4.1 years and 5.0 years, respectively, at the earlier dates.

Sources of Funds

On a stand-alone basis, the Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities owned by the Company.

On a consolidated basis, our funding primarily stems from the cash flows generated through the repayment of loans and securities; the cash flows generated through the sale of securities; deposits that are gathered through our branch network or acquired in business combinations, as well as brokered deposits; and the use of borrowed funds, particularly in the form of wholesale borrowings. Our primary sources of wholesale borrowings are FHLB-NY advances and repurchase agreements, and repurchase agreements with Wall Street brokerage firms.

Depending on the availability and attractiveness of wholesale funding sources, we have typically refrained from pricing our retail deposits at the higher end of the market in order to contain our funding costs. While we have the capacity to increase deposits through our extensive branch network, we often utilize wholesale funds, including brokered deposits, when the interest rates on such funds are more attractively priced.

Deposits totaled $14.4 billion at the close of the current second quarter, signifying a three-month increase of $101.8 million and a six-month decrease of $21.6 million. Certificates of deposit (“CDs”) totaled $6.0 billion at the end of June and declined by $731.9 million and $750.3 million, respectively, from the balances recorded at March 31, 2009 and December 31, 2008. Included in the June 30, 2009 amount were brokered CDs of $761.5 million, signifying a three-month decrease of $553.2 million and a six-month decrease of $837.8 million.

Core deposits (defined as all deposits other than CDs) represented $8.3 billion, or 57.9%, of the June 30, 2009 total and were up $833.7 million and $728.8 million, respectively, from the balances at March 31, 2009 and December 31, 2008. The three-month increase was primarily due to an $809.1 million rise in NOW and money market accounts to $4.4 billion, including a $428.4 million increase in brokered money market accounts to $1.8 billion. In addition, savings accounts rose $122.4 million to $2.8 billion during this time. These increases were offset by a $97.8 million decline in non-interest-bearing accounts to $1.1 billion.

The six-month increase in core deposits reflects a $605.5 million rise in NOW and money market accounts, including a $243.3 million increase in brokered money market accounts, and a $124.6 million increase in savings accounts. These increases were tempered by a $1.3 million decline in non-interest-bearing accounts.

At June 30, 2009, borrowed funds totaled $14.1 billion, representing a three-month increase of $352.5 million and an increase of $562.3 million over the six-month period. Wholesale borrowings accounted for $12.9 billion of the June 30, 2009 total, and were up $352.6 million and $562.5 million, respectively, from the March 31, 2009 and December 31, 2008 amounts. FHLB-NY advances and repurchase agreements accounted for $12.7 billion of total wholesale borrowings at the end of the current second quarter, as compared to $12.3 billion and $12.2 billion, respectively, at the earlier dates.

Junior subordinated debentures and other borrowings totaled $484.0 million and $669.5 million, respectively, at the close of the current second quarter, comparable to the balances at March 31, 2009 and December 31, 2008.

Loan repayments generated cash flows of $527.1 million in the current second quarter, bringing the six-month total to $1.1 billion. Securities generated cash flows of $1.1 billion in the current second quarter, increasing the six-month total to $2.1 billion. The cash flows from each of these sources were primarily invested in loan production and, to a lesser extent, in GSE securities.

Asset and Liability Management and the Management of Interest Rate Risk

We manage our assets and liabilities to reduce our exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the appropriate level of risk, given our business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with guidelines approved by the Boards of Directors of the Company, the Community Bank, and the Commercial Bank, as applicable.

Market Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents a significant market risk. Changes in market interest rates represent the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Board of Directors and management monitor interest rate sensitivity on a regular and as needed basis so that adjustments in the asset and liability mix of each entity can be made when deemed appropriate.

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

To manage our interest rate risk in the second quarter, we continued to pursue certain core components of our business model: (1) We placed an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized the cash flows from loan and securities repayments to fund our loan production, as well as our more limited investments in GSE securities; (3) We capitalized on the low level of the federal funds rate to reduce our retail funding costs; and (4) We utilized wholesale funding sources, most notably FHLB-NY advances and brokered deposits, to support our loan production when such funding presented an attractively priced alternative or supplement to retail funds.

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

At June 30, 2009, our one-year gap was a negative 3.33%, as compared to a negative 0.37% at March 31, 2009 and a positive 0.16% at December 31, 2008.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2009 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2009 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 18% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At June 30, 2009
	Three Months	Four to Twelve	More Than One Year	More Than Three Years	More Than Five Years	More Than
(dollars in thousands)	or Less	Months	to Three Years	to Five Years	to 10 Years	10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$2,790,548	$4,476,930	$9,161,044	$5,356,896	$497,365	$154,225	$22,437,008
Mortgage-related securities(2)(3)	296,894	673,505	1,254,038	738,436	519,228	80,956	3,563,057
Other securities and money market investments(2)	654,755	4,000	20,000	234,675	1,567,297	43,343	2,524,070

Total interest-earning assets	3,742,197	5,154,435	10,435,082	6,330,007	2,583,890	278,524	28,524,135

INTEREST-BEARING LIABILITIES:
Savings accounts	419,739	88,744	219,199	197,827	1,018,668	812,497	2,756,674
NOW and Super NOW accounts	12,795	38,386	94,813	85,569	440,617	351,440	1,023,620
Money market accounts	1,910,264	235,350	451,872	289,198	498,063	16,066	3,400,813
Certificates of deposit	2,280,880	2,837,048	741,161	158,816	28,741	—	6,046,646
Borrowed funds	1,865,803	300,460	2,716,507	1,275,024	7,538,907	362,302	14,059,003

Total interest-bearing liabilities	6,489,481	3,499,988	4,223,552	2,006,434	9,524,996	1,542,305	27,286,756

Interest rate sensitivity gap per period(4)	$(2,747,284)	$1,654,447	$6,211,530	$4,323,573	$(6,941,106)	$(1,263,781)	$1,237,379

Cumulative interest sensitivity gap	$(2,747,284)	$(1,092,837)	$5,118,693	$9,442,266	$2,501,160	$1,237,379

Cumulative interest sensitivity gap as a percentage of total assets	(8.36)%	(3.33)%	15.58%	28.73%	7.61%	3.77%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	57.67%	89.06%	136.01%	158.22%	109.72%	104.53%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying values.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at June 30, 2009, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Net Portfolio Value
+200 over one year	(13.49)%
+100 over one year	(6.11)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2009, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(1.24)%
+100 over one year	(0.48)

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

No assurances can be given that future changes in our mix of assets and liabilities will not result in greater changes to our gap, NPV, or net interest income simulation.

Liquidity, Off-balance Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

On a consolidated basis, we manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by erratic loan and deposit demand, among other factors.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $162.8 million at June 30, 2009, as compared to $167.3 million at March 31, 2009 and $203.2 million at December 31, 2008. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $849.1 million at the close of the second quarter, as compared to $970.8 million and $1.0 billion, respectively, at the earlier period-ends.

In the first six months of 2009, our loan and securities portfolios continued to be significant sources of liquidity, with loan repayments generating cash flows of $1.1 billion and the securities portfolio generating cash flows of $2.1 billion during the same time. Included in these amounts were second quarter cash flows of $527.1 million and $1.1 billion, respectively.

Additional liquidity stemmed from the deposits we gathered through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

Our primary investing activity is loan production, and in the first six months of 2009, the volume of loans originated exceeded the volume of loan repayments received. In the six months ended June 30, 2009, the net cash used in investing activities totaled $390.3 million. During this time, our financing activities provided net cash of $368.7 million. In addition, our operating activities used net cash of $18.9 million in the first six months of 2009.

CDs due to mature in one year or less from June 30, 2009 totaled $5.1 billion, representing 84.6% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. As previously mentioned, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Company is responsible for paying any dividends declared to our shareholders. Dividends from the Banks are the Company’s primary source of income. The amount of dividends that each Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the New York Superintendent of Banks, cannot exceed the total of the respective Bank’s net income for that year, combined with its retained profits for the preceding two calendar years, less prior dividends paid. On a stand-alone basis, the Company had liquid assets of $115.1 million at June 30, 2009.

Off-balance Sheet Arrangements and Contractual Commitments

At June 30, 2009, we had outstanding loan commitments of $984.9 million and outstanding letters of credit totaling $58.2 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current second quarter were comparable to the amounts at December 31, 2008, as disclosed in our 2008 Annual Report on Form 10-K.

Capital Position

We recorded stockholders’ equity of $4.2 billion at the close of the second quarter, representing a $25.2 million decrease from the March 31, 2009 balance and an $8.6 million increase from the balance recorded at December 31, 2008. The June 30th balance was equivalent to 12.81% of total assets and a book value of $12.21 per share. By comparison, the December 31, 2008 balance was equivalent to 13.00% of total assets and a book value of $12.25 per share.

We calculate book value by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then dividing our total stockholders’ equity by the resultant number of shares. At June 30, 2009, the number of unallocated ESOP shares was 465,275; at December 31, 2008, the number of unallocated ESOP shares was 631,303. We calculate book value in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding.

Excluding goodwill of $2.4 billion and core deposit intangibles (“CDI”) of $76.6 million, we reported tangible stockholders’ equity of $1.7 billion at June 30, 2009, equivalent to 5.59% of tangible assets and a tangible book value of $4.92 per share. At December 31, 2008, we reported tangible stockholders’ equity of $1.7 billion, equivalent to 5.66% of tangible assets and a tangible book value of $4.92 per share. The reductions were due to the aforementioned FDIC special assessment and OTTI charge.

Excluding AOCL in the amount of $76.3 million, our adjusted tangible stockholders’ equity was equivalent to 5.83% of adjusted tangible assets at June 30, 2009. Excluding AOCL of $87.3 million, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 5.94% at December 31, 2008. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures provided earlier in this report.)

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at June 30, 2009. On a consolidated basis, our leverage capital equaled $2.3 billion, representing 7.74% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $2.3 billion and $2.4 billion, representing 11.10% and 11.57%, respectively, of risk-weighted assets. At December 31, 2008, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $2.3 billion, $2.3 billion, and $2.4 billion, representing 7.84% of adjusted average assets, 11.49% of risk-weighted assets, and 11.96% of risk-weighted assets, respectively.

In addition, as of June 30, 2009, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2009 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At June 30, 2009
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,324,471	7.74%	$2,324,471	11.10%	$2,422,553	11.57%
Regulatory capital requirement	1,201,394	4.00	837,561	4.00	1,675,121	8.00

Excess	$1,123,077	3.74%	$1,486,910	7.10%	$747,432	3.57%

Regulatory Capital Analysis (the Community Bank)

	At June 30, 2009
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$1,965,251	7.00%	$1,965,251	10.16%	$2,052,661	10.62%
Regulatory capital requirement	1,122,822	4.00	773,387	4.00	1,546,775	8.00

Excess	$842,429	3.00%	$1,191,864	6.16%	$505,886	2.62%

Regulatory Capital Analysis (the Commercial Bank)

	At June 30, 2009
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$264,872	12.19%	$264,872	12.20%	$275,720	12.70%
Regulatory capital requirement	86,931	4.00	86,810	4.00	173,619	8.00

Excess	$177,941	8.19%	$178,062	8.20%	$102,101	4.70%

Earnings Summary for the Three Months Ended June 30, 2009

We generated earnings of $56.4 million, or $0.16 per diluted share, in the current second quarter, as net interest income in the amount of $217.6 million was tempered by the impact of an $8.4 million after-tax FDIC special assessment and a $24.2 million after-tax OTTI charge, which were respectively equivalent to $0.03 and $0.07 per diluted share. Equivalent to $14.0 million on a pre-tax basis, the FDIC special assessment increased our non-interest expense to $107.4 million, while the pre-tax credit-related OTTI charge of $39.7 million resulted in our recording a $17.7 million non-interest loss. Total OTTI was $51.1 million in the quarter, with the remaining $11.3 million non-credit loss being recorded in other comprehensive income. In addition, we recorded a $12.0 million loan loss provision in the quarter, as previously discussed under “Asset Quality.”

In the second quarter of 2008, we engaged in a strategic debt repositioning which contributed to the immediate growth of our net interest income and net interest margin, and continues to benefit these measures today. In connection with the prepayment of wholesale and other borrowings totaling $4.0 billion, we incurred an after-tax debt repositioning charge of $199.2 million in the quarter, which was equivalent to $0.60 per diluted share. On a pre-tax basis, the debt repositioning charge equaled $325.0 million, including $285.4 million that was recorded in non-interest expense in connection with the prepayment of wholesale and other borrowings totaling $3.3 billion, and $39.6 million that was recorded in interest expense in connection with the prepayment of $700.0 million in wholesale borrowings.

Our second quarter 2008 earnings were also reduced by an after-tax OTTI charge of $29.8 million and by an after-tax litigation settlement charge of $2.3 million, together equivalent to $0.10 per diluted share. The pre-tax OTTI charge equaled $49.6 million and resulted in our recording a second quarter 2008 non-interest loss of $22.7 million, while the pre-tax litigation settlement charge added $3.4 million to our second quarter 2008 non-interest expense.

Reflecting the combined impact of the three charges, we recorded a net loss of $154.8 million, or $0.47 per diluted share, in the second quarter of 2008.

In contrast, our first quarter 2009 earnings were $88.7 million, equivalent to $0.26 per diluted share.

Net Interest Income

Net interest income is our primary source of income. Its level is largely a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of our interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, market interest rates, and the monetary policy of the Federal Open Market Committee (the “FOMC”).

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate as it deems necessary. As a result of the economic crisis, the federal funds rate was reduced in 2008 from 4.25% at the start of January to an historical range of zero to 0.25% on December 16th. The federal funds rate has remained at this level since that date.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. As previously indicated, the pricing of our multi-family and CRE loans is generally based on the five-year CMT plus a spread, with the interest rate fixed at the date of origination for the first five years of the loan. The yields on the multi-family and CRE loans originated during the second quarter of 2009 exceeded the average five-year CMT by 379 basis points on average, as compared to an average of 438 basis points in the trailing quarter and 257 basis points in the second quarter of 2008.

The level of net interest income is also influenced by the level of prepayment penalty income recorded, primarily in connection with the prepayment of multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in the levels of our interest rate spread and net interest margin.

Year-over-Year Comparison

We recorded net interest income of $217.6 million in the current second quarter, signifying a linked-quarter increase of $10.7 million and an $87.0 million increase from $130.6 million in the year-earlier three months. In the second quarter of 2008, our net interest income was reduced by the impact of the $39.6 million debt repositioning charge recorded in interest expense in connection with the strategic prepayment of $700.0 million of wholesale borrowings.

Absent the second quarter 2008 debt repositioning charge, the year-over-year increase in second quarter 2009 net interest income was driven by an increase in average loans outstanding and a continuing decline in the cost of funds. During the quarter, we continued to take advantage of the steeper yield curve and a decline in competition to increase our loan production, while also capitalizing on the historically low level of short-term interest rates to reduce our funding costs.

Interest income rose $8.4 million year-over-year, to $401.7 million, as a $1.7 billion, or 6.5%, increase in the average balance of interest-earning assets to $28.4 billion exceeded the impact of a 25-basis point decline in the average yield to 5.65%. While the average yield on loans fell 32 basis points year-over-year to 5.75%, the average balance of such assets rose $1.9 billion to $22.4 billion; as a result, the interest income from loans rose $11.2 million to $321.6 million in the second quarter of 2009. The increase in the interest income produced by loans occurred despite a $6.1 million decline in prepayment penalty income to $2.1 million, as the economic environment continued to inhibit refinancing activity. Prepayment penalty income added four basis points to the average yield on loans in the current second quarter, down from 16 basis points in the second quarter of 2008. The average yield on loans was also reduced by the reversal of interest on loans that moved to non-accrual status during the current three-month period.

The higher interest income produced by loans was modestly tempered by a $2.8 million decline in the interest income produced by securities and money market investments, as the average balance of such assets fell $178.9 million to $6.0 billion and the average yield declined three basis points to 5.31%.

Interest expense totaled $184.1 million in the current second quarter, representing a $78.6 million reduction from the year-earlier amount. The second quarter 2008 debt repositioning charge accounted for $39.6 million of the $262.8 million in interest expense recorded in that quarter, and accounted for 65 basis points of the average cost of funds, 4.26%.

The year-over-year reduction in interest expense was the net effect of a $1.9 billion increase in the average balance of interest-bearing liabilities to $26.7 billion and a 150-basis point decline in the average cost of interest-bearing liabilities to 2.76%. In addition to the impact of the debt repositioning charge in the year-earlier quarter, the reduction in the cost of funds reflects the decline in the federal funds rate over the past four quarters, together with our strategic replacement of higher-cost funding with lower-cost retail deposits and wholesale borrowings.

The interest expense produced by interest-bearing deposits declined $29.3 million year-over-year to $55.5 million, as the impact of a $1.0 billion increase in the average balance to $13.0 billion was outweighed by the benefit of a 113-basis point decline in the average cost of such funds to 1.71%. CDs accounted for $44.6 million of the interest expense generated by deposits in the current second quarter, representing a year-over-year reduction of $21.2 million. The latter decline was the result of a $105.4 million reduction in the average balance of CDs to $6.3 billion and a 129-basis point reduction in the average cost to 2.84%.

In addition, the interest expense produced by NOW and money market accounts declined by $5.8 million to $7.3 million, as the impact of a $1.0 billion increase in the average balance to $4.0 billion was exceeded by the benefit of a 103-basis point reduction in the average cost to 0.73%. Furthermore, the interest expense stemming from savings accounts fell $2.3 million to $3.6 million, as the impact of a $97.4 million increase in the average balance to $2.7 billion was exceeded by the benefit of a 38-basis point decline in the average cost of such deposits to 0.53%.

The interest expense produced by borrowed funds fell $49.3 million to $128.6 million in the current second quarter, the net effect of an $889.2 million rise in the average balance to $13.7 billion and a 182-basis point decline in the average cost to 3.77%. The debt repositioning charge accounted for $39.6 million of the $177.9 million interest expense produced by borrowed funds in the year-earlier quarter, and for 125 basis points of the average cost of such funds, which was 5.59%.

The same factors that contributed to the year-over-year increase in second quarter 2009 net interest income contributed to the expansion of the Company’s interest rate spread and net interest margin during this time. At 2.89%, our spread was 125 basis points wider than the year-earlier measure, and at 3.06%, our margin was up 112 basis points year-over-year. The second quarter 2008 debt repositioning charge reduced our spread and margin for that quarter by 65 and 60 basis points, respectively, to 1.64% and 1.94%. In addition, prepayment penalty income contributed three basis points to our margin in the current second quarter, as compared to 12 basis points in the year-earlier three months.

Linked-quarter Comparison

On a linked-quarter basis, the Company realized a $10.7 million increase in net interest income, as a $1.6 million rise in interest income combined with a $9.1 million decline in interest expense.

During the quarter, the average balance of interest-earning assets rose $109.4 million, driven by the aforementioned increase in loan production, while the average yield declined a single basis point. The interest income produced by loans declined modestly over the quarter, as the benefit of a $274.1 million increase in the average balance was offset by an eight-basis point reduction in the average yield. Prepayment penalty income increased $836,000 on a linked-quarter basis, and added four and two basis points, respectively, to the average yield on loans in the three months ended June 30 and March 31, 2009. In addition, the interest income produced by securities and money market investments rose $1.7 million, the net effect of a $164.8 million reduction in the average balance and a 25-basis point increase in the average yield.

The linked-quarter reduction in interest expense was the net effect of a $32.4 million increase in the average balance of interest-bearing liabilities and a 17-basis point decline in the average cost of funds. The growth in the average balance was due to a $377.9 million increase in the average balance of interest-bearing deposits, tempered by a $345.5 million decline in the average balance of borrowed funds. While the average cost of interest-bearing deposits fell 36 basis points on a linked-quarter basis, the average cost of borrowed funds rose a modest six basis points during this time. As a result, the interest expense produced by interest-bearing deposits fell $9.0 million on a linked-quarter basis, while the interest expense produced by borrowed funds remained relatively flat.

CDs accounted for $8.1 million of the linked-quarter decline in interest expense from interest-bearing deposits, as a $94.7 million reduction in the average balance of such deposits combined with a 51-basis point decline in the average cost. The interest expense from NOW and money market accounts fell a more modest $249,000, as an 11-basis point decline in the average cost of such deposits outweighed the impact of a $375.3 million increase in the average balance. Similarly, the interest expense from savings accounts declined $651,000 over the course of the quarter, the net effect of a $97.4 million increase in the average balance and a 13-basis point reduction in the average cost of such funds.

Reflecting the same factors that influenced the linked-quarter rise in net interest income, our spread rose 16 basis points over the course of the quarter, while our margin rose 17 basis points.

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

Net Interest Income Analysis (Year-over-Year Comparison)

	For the Three Months Ended June 30,
	2009				2008
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$22,382,786	$321,640	5.75%		$20,478,132	$310,396	6.07%
Securities and money market investments(2)(3)	6,035,990	80,056	5.31		6,214,920	82,904	5.34

Total interest-earning assets	28,418,776	401,696	5.65		26,693,052	393,300	5.90
Non-interest-earning assets	3,958,436				3,871,259

Total assets	$32,377,212				$30,564,311

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$4,038,172	$7,314	0.73%		$3,010,497	$13,144	1.76%
Savings accounts	2,699,431	3,565	0.53		2,601,991	5,869	0.91
Certificates of deposit	6,295,936	44,617	2.84		6,401,287	65,799	4.13

Total interest-bearing deposits	13,033,539	55,496	1.71		12,013,775	84,812	2.84
Borrowed funds	13,696,028	128,615	3.77		12,806,797	177,938	5.59

Total interest-bearing liabilities	26,729,567	184,111	2.76		24,820,572	262,750	4.26
Non-interest-bearing deposits	1,217,281				1,410,106
Other liabilities	239,840				136,340

Total liabilities	28,186,688				26,397,018
Stockholders’ equity	4,190,524				4,197,293

Total liabilities and stockholders’ equity	$32,377,212				$30,564,311

Net interest income/interest rate spread		$217,585	2.89%			$130,550	1.64%

Net interest-earning assets/net interest margin	$1,689,209		3.06%		$1,872,480		1.94%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.08	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	June 30, 2009				March 31, 2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$22,382,786	$321,640	5.75%		$22,108,647	$321,717	5.83%
Securities and money market investments(2)(3)	6,035,990	80,056	5.31		6,200,776	78,389	5.06

Total interest-earning assets	28,418,776	401,696	5.65		28,309,423	400,106	5.66
Non-interest-earning assets	3,958,436				3,887,498

Total assets	$32,377,212				$32,196,921

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$4,038,172	$7,314	0.73%		$3,662,920	$7,563	0.84%
Savings accounts	2,699,431	3,565	0.53		2,602,051	4,216	0.66
Certificates of deposit	6,295,936	44,617	2.84		6,390,655	52,723	3.35

Total interest-bearing deposits	13,033,539	55,496	1.71		12,655,626	64,502	2.07
Borrowed funds	13,696,028	128,615	3.77		14,041,521	128,689	3.71

Total interest-bearing liabilities	26,729,567	184,111	2.76		26,697,147	193,191	2.93
Non-interest-bearing deposits	1,217,281				1,143,996
Other liabilities	239,840				193,567

Total liabilities	28,186,688				28,034,710
Stockholders’ equity	4,190,524				4,162,211

Total liabilities and stockholders’ equity	$32,377,212				$32,196,921

Net interest income/interest rate spread		$217,585	2.89%			$206,915	2.73%

Net interest-earning assets/net interest margin	$1,689,209		3.06%		$1,612,276		2.89%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

Reflecting management’s assessment, which considered the severity of the current credit cycle and the increase in non-performing loans and net charge-offs, among other factors, we recorded a $12.0 million provision for loan losses in the current second quarter, up $6.0 million on a linked-quarter basis and $10.3 million year-over-year. During the three months ended June 30, 2009, the Company recorded net charge-offs of $9.2 million, as compared to $5.1 million and $1.2 million in the three months ended March 31, 2009 and June 30, 2008.

Reflecting the current second quarter provision and the level of charge-offs recorded, the allowance for loan losses rose $2.8 million over the course of the quarter to $98.1 million at June 30, 2009. Together with management, the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors and the Credit Committee of the Commercial Bank’s Board of Directors monitor the loan loss allowance on a regular basis, and believe that the balance at June 30, 2009 represents the best estimate of losses inherent in the portfolio, given the nature of our lending niche, the standards we follow in underwriting our loans, and our evaluation of the other factors considered in determining its adequacy.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the discussion of asset quality in the balance sheet summary.

Non-interest (Loss) Income

Non-interest income consists of three primary components: fee income, income from bank-owned life insurance (“BOLI”), and other income, which primarily consists of revenues from the sale of third-party investment products, and revenues from our investment management subsidiary, Peter B. Cannell & Co., Inc. (“PBC”). The non-interest income from these three ongoing revenue sources totaled $22.0 million in the current second quarter, comparable to the $22.2 million recorded in the trailing quarter, and $4.4 million lower than the level recorded in the second quarter of 2008.

The year-over-year reduction was primarily due to a $3.0 million decline in other income to $6.0 million, including a $1.4 million reduction in PBC revenues and a $783,000 decline in revenues from investment product sales. In addition, fee income declined by $928,000 year-over-year to $9.3 million and BOLI income fell $406,000 to $6.7 million during this time. Furthermore, we recorded a net gain of $568,000 on the sale of securities in the second quarter of 2008; no such gains were recorded in the second quarter of this year.

In the second quarter of 2009, the combined revenues from the three ongoing components of non-interest income were offset by a charge of $39.7 million for the OTTI of certain pooled trust preferred and other debt securities. Similarly, in the year-earlier quarter, we recorded a charge of $49.6 million on the OTTI of certain corporate bonds, capital trust notes (including income notes), common stock, and preferred stock.

As a result of the respective OTTI charges, we recorded a non-interest loss of $17.7 million in the current second quarter and a non-interest loss of $22.7 million in the second quarter of 2008. As no OTTI charges were recorded in the trailing quarter, we recorded non-interest income of $22.2 million in the three months ended March 31, 2009.

The following table summarizes the components of non-interest income for the three months ended June 30, 2009, March 31, 2009, and June 30, 2008:

	For the Three Months Ended
	June 30,	March 31,	June 30,
(in thousands)	2009	2009	2008
Fee income	$9,282	$9,291	$10,210
BOLI income	6,728	6,840	7,134
Net gain on sale of securities	—	—	568
Loss on OTTI of securities	(39,728)	—	(49,595)
Other income:
PBC	2,509	2,226	3,881
Third-party investment product sales	2,732	2,761	3,515
Other	766	1,058	1,628

Total other income	6,007	6,045	9,024

Total non-interest (loss) income	$(17,711)	$22,176	$(22,659)

Non-interest Expense

Non-interest expense generally consists of two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

We recorded non-interest expense of $107.4 million in the current second quarter, up $17.8 million on a linked-quarter basis, and down $266.3 million from the year-earlier amount. The linked-quarter increase was largely attributable to the $14.0 million FDIC special assessment that was recorded in second quarter 2009 G&A expense.

In the second quarter of 2008, non-interest expense was significantly increased by the debt repositioning charge of $285.4 million we recorded in connection with the strategic prepayment of $3.3 billion of wholesale and other borrowings. While operating expenses and CDI amortization totaled $88.3 million in the quarter, the charge increased our second quarter 2008 non-interest expense to $373.7 million.

Primarily reflecting the impact of the FDIC special assessment, operating expenses rose to $101.9 million in the current quarter, from $83.9 million and $82.5 million, respectively, in the trailing and year-earlier three months. Compensation and benefits expense represented $45.0 million of operating expenses in the current second quarter, and was down $2.6 million and $1.7 million, respectively, from the trailing quarter and year-earlier amounts. Occupancy and equipment expense rose $695,000 year-over-year to $17.9 million, but declined $829,000 linked-quarter. At $39.0 million, G&A expense was up $16.2 million and $17.0 million, respectively, from the earlier amounts. In addition to the aforementioned FDIC special assessment, the higher levels of G&A expense were due to an increase in ongoing FDIC insurance premiums.

CDI amortization totaled $5.5 million in the current second quarter, and was down $211,000 linked-quarter and $345,000 year-over-year.

Income Tax Expense

The Company recorded income tax expense of $24.0 million and $44.8 million, respectively, in the three months ended June 30 and March 31, 2009, in contrast to an income tax benefit of $112.7 million in the second quarter of 2008.

The linked-quarter reduction in income tax expense was attributable to a $53.0 million decline in pre-tax income to $80.5 million, and a decline in the effective tax rate from 33.5% to 29.9%. The decline in the effective tax rate was predominantly due to the application of a higher marginal tax rate in determining the tax benefit attributable to the aforementioned OTTI charge and special FDIC assessment.

The income tax benefit recorded in the second quarter of 2008 was primarily due to the tax benefit attributed to the debt repositioning charge of $325.0 million and the OTTI charge of $49.6 million recorded during that time. In the second quarter of 2008, the tax benefit attributed to those charges was at a higher tax rate than the effective tax rate relating to the net income from all other operations. Since the net charges exceeded the net income from all other operations during the quarter, the charges resulted in a higher effective tax rate during that period. The Company recorded a pre-tax loss of $267.5 million in the year-ago second quarter, and an effective tax rate of 42.1%.

Please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Six Months Ended June 30, 2009

In the six months ended June 30, 2009, we generated earnings of $145.1 million, equivalent to $0.42 per basic and diluted share. The level of earnings generated during this period reflects the impact of the aforementioned OTTI charge of $39.7 million and the FDIC special assessment of $14.0 million. On an after-tax basis, these charges were equivalent to $24.2 million and $8.4 million, respectively, or $0.07 and $0.03 per basic and diluted share.

In the six months ended June 30, 2008, we recorded a loss of $82.4 million, or $0.25 per basic and diluted share. The loss reflected the after-tax impact of the three charges recorded in the second quarter of that year, which totaled $231.3 million, or $0.70 per basic and diluted share: the $199.2 million debt repositioning charge; the $29.8 million OTTI charge; and the $2.3 million litigation settlement charge, which were respectively equivalent to $0.60, $0.09, and $0.01 per basic and diluted share.

Net Interest Income

We recorded net interest income of $424.5 million in the current six-month period, signifying a $132.5 million increase from the year-earlier amount. The increase was the net effect of a $6.2 million rise in interest income to $801.8 million and a $126.3 million reduction in interest expense to $377.3 million. In the six months ended June 30, 2008, interest expense was increased to $503.6 million by the $39.6 million debt repositioning charge recorded in connection with the second quarter prepayment of $700.0 million of wholesale borrowings.

The increase in six-month 2009 interest income was the net effect of a $1.7 billion rise in the average balance of interest-earning assets to $28.4 billion, and a 31-basis point drop in the average yield to 5.66%.

Loans produced interest income of $643.4 million in the current six-month period, representing a $20.0 million increase from the year-earlier amount. The increase was driven by a $1.9 billion rise in the average loan balance to $22.2 billion, which more than offset the impact of a 34-basis point decline in the average yield to 5.79%. The lower yield reflects a $15.2 million decline in prepayment penalty income to $3.3 million, an indication of the decline in refinancing activity. Prepayment penalty income added three basis points to the average yield on loans in the current six-month period, down from 18 basis points in the six months ended June 30, 2008.

Securities and money market investments produced interest income of $158.4 million in the current six-month period, representing a year-over-year reduction of $13.8 million. The reduction was the result of a $202.9 million decline in the average balance of such assets to $6.1 billion and a 27-basis point decline in the average yield to 5.18%.

The year-over-year decline in interest expense was the net effect of a $1.8 billion increase in average interest-bearing liabilities to $26.7 billion and a 122-basis point decline in the average cost of funds to 2.85%. The aforementioned debt repositioning charge added 32 basis points to the average cost of funds in the six months ended June 30, 2008.

Interest-bearing deposits generated six-month 2009 interest expense of $120.0 million, signifying a year-over-year reduction of $61.6 million. The reduction was the net effect of an $800.6 million increase in the average balance of such funds to $12.8 billion and a 115-basis point decline in the average cost to 1.88%. The higher average balance was primarily due to a $1.0 billion rise in average NOW and money market accounts to $3.9 billion, which more than offset a $343.0 million decline in average CDs to $6.3 billion. The interest expense produced by NOW and money market accounts declined $12.4 million year-over-year, to $14.9 million, as the impact of the higher average balance was outweighed by the benefit of a 117-basis point reduction in the average cost of such funds to 0.78%. The interest expense produced by CDs fell $45.0 million year-over-year to $97.3 million, not only reflecting the lower average balance, but also a 119-basis point decline in the average cost of such funds to 3.09%. In addition, the interest expense produced by savings accounts declined $4.1 million to $7.8 million, the net effect of a $105.5 million rise in the average balance to $2.7 billion and a 35-basis point decline in the average cost of such funds to 0.59%. Non-interest-bearing accounts averaged $1.2 billion in the first six months of 2009, signifying a $197.3 million decrease year-over-year.

In the first six months of 2009, the interest expense produced by borrowed funds totaled $257.3 million, signifying a $64.8 million decline from the year-earlier amount. In the six months ended June 30, 2008, the interest expense produced by borrowed funds included the aforementioned $39.6 million debt repositioning charge, which added 62 basis points to the average cost of such funds. Thus, while the average balance of borrowed funds rose $1.0 billion year-over-year, to $13.9 billion, the average cost of such funds declined to 3.74% in the current six-month period from 5.04% in the first six months of 2008.

The same factors that contributed to the year-over-year growth of our net interest income contributed to the expansion of our spread and margin in the six months ended June 30, 2009. At 2.81%, our spread was 91 basis points higher than the six-month 2008 measure and, at 2.98%, our margin was up 81 basis points year-over-year. The debt repositioning charge recorded in the second quarter of 2008 reduced our six-month 2008 spread and margin by 32 and 30 basis points, respectively.

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

Net Interest Income Analysis

	Six Months Ended June 30,
	2009				2008
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$22,246,474	$643,357	5.79%		$20,361,198	$623,384	6.13%
Securities and money market investments(2)(3)	6,117,928	158,445	5.18		6,320,784	172,240	5.45

Total interest-earning assets	28,364,402	801,802	5.66		26,681,982	795,624	5.97
Non-interest-earning assets	3,923,162				3,930,506

Total assets	$32,287,564				$30,612,488

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,851,583	$14,877	0.78%		$2,813,586	$27,312	1.95%
Savings accounts	2,651,010	7,781	0.59		2,545,468	11,874	0.94
Certificates of deposit	6,343,033	97,340	3.09		6,686,013	142,373	4.28

Total interest-bearing deposits	12,845,626	119,998	1.88		12,045,067	181,559	3.03
Borrowed funds	13,867,820	257,304	3.74		12,837,961	322,056	5.04

Total interest-bearing liabilities	26,713,446	377,302	2.85		24,883,028	503,615	4.07
Non-interest-bearing deposits	1,180,841				1,378,110
Other liabilities	216,831				198,986

Total liabilities	28,111,118				26,460,124
Stockholders’ equity	4,176,446				4,152,364

Total liabilities and stockholders’ equity	$32,287,564				$30,612,488

Net interest income/interest rate spread		$424,500	2.81%			$292,009	1.90%

Net interest-earning assets/net interest margin	$1,650,956		2.98%		$1,798,954		2.17%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

In the first six months of 2009, we recorded a loan loss provision of $18.0 million, as compared to $1.7 million in the year-earlier six months. The increase reflects management’s assessment of the allowance for loan losses, which considered several factors, including the year-over-year increase in net charge-offs, which totaled $14.3 million and $1.6 million in the six months ended June 30, 2009 and 2008, respectively.

For additional information about the provision for loan losses, please see the second quarter 2009 discussion of the loan loss provision, and the discussions of the allowance for loan losses and asset quality earlier in this report.

Non-interest Income

Non-interest income totaled $4.5 million in the first six months of 2009, as compared to $5.8 million in the first six months of 2008. The levels of non-interest income recorded in the respective periods reflect losses of $39.7 million and $49.6 million on the OTTI of certain securities.

Revenues from other income fell $7.2 million year-over-year to $12.1 million, including a $2.8 million decline in PBC revenues and a $964,000 reduction in income from third-party investment product sales. In addition, other income was increased by a $1.6 million gain related to our membership interest in Visa Inc. in the six months ended June 30, 2008.

Fee income declined $2.2 million year-over-year, to $18.6 million, while BOLI income fell a more modest $311,000 to $13.6 million. Furthermore, we recorded a $926,000 gain on certain debt repurchases and a $568,000 net gain on the sale of securities in the six months ended June 30, 2008; no comparable gains were recorded in the first six months of 2009.

The following table summarizes the components of our non-interest income for the six months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,
(in thousands)	2009	2008
Fee income	$18,573	$20,794
BOLI	13,568	13,879
Net gain on sale of securities	—	568
Gain on debt repurchase	—	926
Loss on other-than-temporary impairment of securities	(39,728)	(49,595)
Other income:
PBC	4,735	7,583
Third-party investment product sales	5,493	6,457
Visa-related gain	—	1,647
Other	1,824	3,579

Total other income	12,052	19,266

Total non-interest income	$4,465	$5,838

Non-interest Expense

Non-interest expense fell $261.5 million from the level recorded in the year-earlier six-month period to $197.0 million in the first six months of 2009. The difference was largely attributable to the $285.4 million debt repositioning charge recorded in last year’s second quarter, which increased six-month 2008 non-interest expense to $458.5 million.

Operating expenses accounted for $185.8 million of total non-interest expense in the current six-month period, and were up $24.5 million year-over-year. The increase was largely attributable to a $21.7 million rise in G&A expense to $61.7 million, which was driven by the $14.0 million FDIC special assessment, together with an increase in ongoing FDIC insurance premiums. Including the special assessment, FDIC insurance premiums totaled $28.1 million in the current six-month period, representing a year-over-year increase of $26.8 million.

The year-over-year increase in operating expenses was also fueled by a $1.1 million rise in compensation and benefits expense to $87.5 million and a $1.7 million increase in occupancy and equipment expense to $36.6 million. The rise in compensation and benefits expense was due to the granting of incentive stock awards and normal salary increases.

CDI amortization totaled $11.2 million in the current six-month period, and was down $690,000 from the year-earlier six-month amount.

Income Tax Expense (Benefit)

We recorded income tax expense of $68.8 million in the current six-month period, reflecting pre-tax income of $214.0 million and an effective tax rate of 32.17%.

Largely reflecting the tax effect of the $325.0 million debt repositioning charge and the $49.6 million OTTI charge recorded in last year’s second quarter, we recorded an income tax benefit of $80.0 million in the first six months of 2008. As a result of these charges, we recorded a pre-tax loss of $162.4 million and had an effective tax rate of 49.25% during that period.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended June 30, 2009, there were no material changes to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended June 30, 2009, the Company allocated $637,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: April 1, 2009 through April 30, 2009	58,375	$10.90	58,375	1,240,537
Month #2: May 1, 2009 through May 31, 2009	52	11.15	52	1,240,485
Month #3: June 1, 2009 through June 30, 2009	—	—	—	1,240,485

Total	58,427	$10.90	58,427

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 1,240,485 shares were still available for repurchase at June 30, 2009. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on June 10, 2009. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated April 30, 2009. Of the 344,941,942 shares eligible to vote at the annual meeting, 294,887,849 were represented in person or by proxy.

(b)	There was no solicitation in opposition to the Board’s nominees for director, and all of such nominees were elected to three-year terms of office, as follows:

	No. of Votes For	No. of Votes Withheld
Maureen E. Clancy	290,417,995	4,469,854
Robert S. Farrell	290,240,357	4,647,492
Joseph R. Ficalora	288,406,986	6,480,863
James J. O’Donovan	290,044,383	4,843,466
Hanif W. Dahya	290,000,244	4,887,605

(c)	One additional proposal was submitted for a vote, with the following results:

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009	291,040,006	2,745,350	1,102,493

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101*:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*Furnished, not filed.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 10, 2009	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
Chairman, President, and
Chief Executive Officer

DATE: August 10, 2009	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President
and Chief Financial Officer