Form 10-Q
period 2009-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2009-11-05
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

358,258,644

Number of shares of common stock outstanding at

November 2, 2009

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2009

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2009 (unaudited)	December 31, 2008
Assets:
Cash and cash equivalents	$153,838	$203,216
Securities available for sale:
Mortgage-related ($637,334 and $811,152 pledged, respectively)	701,245	833,684
Other securities ($8,236 and $78,847 pledged, respectively)	111,750	176,818

Total available-for-sale securities	812,995	1,010,502

Securities held to maturity:
Mortgage-related ($2,604,725 and $3,131,098 pledged, respectively) (fair value of $2,704,334 and $3,199,414, respectively)	2,611,438	3,164,856
Other securities ($1,655,897 and $1,359,912 pledged, respectively) (fair value of $1,967,036 and $1,628,387, respectively)	2,030,597	1,726,135

Total held-to-maturity securities	4,642,035	4,890,991

Total securities	5,455,030	5,901,493
Loans, net of deferred loan fees and costs	23,038,726	22,192,212
Less: Allowance for loan losses	(106,659)	(94,368)

Loans, net	22,932,067	22,097,844
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	423,028	400,979
Premises and equipment, net	207,622	217,762
Goodwill	2,436,401	2,436,401
Core deposit intangibles, net	71,205	87,780
Bank-owned life insurance	709,038	691,429
Other assets	496,239	430,002

Total assets	$32,884,468	$32,466,906

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$4,684,607	$3,818,952
Savings accounts	2,881,393	2,632,078
Certificates of deposit	5,770,801	6,796,971
Non-interest-bearing accounts	1,131,100	1,127,647

Total deposits	14,467,901	14,375,648

Borrowed funds:
FHLB-NY advances	8,074,176	7,708,064
Repurchase agreements	4,200,000	4,485,000
Federal funds purchased	485,000	150,000
Junior subordinated debentures	435,227	484,216
Other borrowings	669,517	669,430

Total borrowed funds	13,863,920	13,496,710

Other liabilities	212,108	375,302

Total liabilities	28,543,929	28,247,660

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 355,842,337 and 344,985,111 shares issued, respectively; 355,839,733 and 344,985,111 shares outstanding, respectively)	3,558	3,450
Paid-in capital in excess of par	4,297,006	4,181,599
Retained earnings	109,609	123,511
Treasury stock (2,604 and 0 shares, respectively)	(28)	—
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(1,212)	(1,995)
Accumulated other comprehensive loss, net of tax (“AOCL”):
Net unrealized loss on securities and non-credit portion of other-than-temporary impairment (“OTTI”) losses, net of tax	(17,619)	(32,506)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	(4,092)	(4,706)
Pension and post-retirement obligations, net of tax	(46,683)	(50,107)

Total accumulated other comprehensive loss, net of tax	(68,394)	(87,319)

Total stockholders’ equity	4,340,539	4,219,246

Total liabilities and stockholders’ equity	$32,884,468	$32,466,906

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income:
Mortgage and other loans	$327,120	$316,780	$970,477	$940,164
Securities and money market investments	75,816	81,619	234,261	253,859

Total interest income	402,936	398,399	1,204,738	1,194,023

Interest Expense:
NOW and money market accounts	7,380	13,346	22,257	40,658
Savings accounts	3,687	5,814	11,468	17,688
Certificates of deposit	35,482	67,274	132,822	209,647
Borrowed funds	130,027	130,086	387,331	452,142

Total interest expense	176,576	216,520	553,878	720,135

Net interest income	226,360	181,879	650,860	473,888
Provision for loan losses	15,000	400	33,000	2,100

Net interest income after provision for loan losses	211,360	181,479	617,860	471,788

Non-interest Income (Loss):
Total loss on OTTI of securities	(22,550)	(44,160)	(73,623)	(93,755)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	9,275	—	20,620	—

Net loss on OTTI recognized in earnings	(13,275)	(44,160)	(53,003)	(93,755)
Fee income	9,682	10,402	28,255	31,196
Bank-owned life insurance	6,914	7,021	20,482	20,900
Net gain on sale of securities	—	—	—	568
Gain on debt exchange/repurchase	5,717	—	5,717	926
Other	6,034	7,405	18,086	26,671

Total non-interest income (loss)	15,072	(19,332)	19,537	(13,494)

Non-interest Expense:
Operating expenses:
Compensation and benefits	46,093	42,769	133,560	129,175
Occupancy and equipment	17,700	17,585	54,343	52,507
General and administrative	26,274	18,224	88,002	58,214

Total operating expenses	90,067	78,578	275,905	239,896
Debt repositioning charge	—	—	—	285,369
Amortization of core deposit intangibles	5,412	5,757	16,575	17,610

Total non-interest expense	95,479	84,335	292,480	542,875

Income (loss) before income taxes	130,953	77,812	344,917	(84,581)
Income tax expense (benefit)	32,380	19,748	101,207	(60,233)

Net Income (Loss)	$98,573	$58,064	$243,710	$(24,348)

Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities and non-credit portion of OTTI for the period	6,797	(8,363)	16,091	(4,396)
Change in pension and post-retirement obligations	1,110	51	3,424	202

Total comprehensive income (loss), net of tax	$106,480	$49,752	$263,225	$(28,542)

Basic earnings (loss) per share	$0.28	$0.17	$0.70	$(0.08)

Diluted earnings (loss) per share	$0.28	$0.17	$0.70	$(0.08)

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2009
Common Stock (Par Value: $0.01):
Balance at beginning of year	$3,450
Shares issued for restricted stock awards (223,115 shares)	2
Shares issued for debt exchange (4,756,444 shares)	48
Shares issued in connection with the direct stock purchase feature of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) (5,877,667 shares)	58

Balance at end of period	3,558

Paid-in Capital in Excess of Par:
Balance at beginning of year	4,181,599
Allocation of ESOP stock	2,001
Shares issued for restricted stock awards, net of forfeitures	(1,235)
Compensation expense related to restricted stock awards	7,114
Exercise of stock options	22
Tax effect of stock plans	3,794
Shares issued for debt exchange	39,105
Shares issued in connection with the direct stock purchase feature of the DRP	64,606

Balance at end of period	4,297,006

Retained Earnings:
Balance at beginning of year	123,511
Net income	243,710
Dividends paid on common stock ($0.75 per share)	(258,202)
Adjustment for the cumulative effect of a change in accounting for OTTI, net of tax	590

Balance at end of period	109,609

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (112,359 shares)	(1,289)
Exercise of stock options (2,320 shares)	28
Shares issued for restricted stock awards (107,435 shares)	1,233

Balance at end of period	(28)

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(1,995)
Earned portion of ESOP	783

Balance at end of period	(1,212)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(87,319)
Change in net unrealized loss on securities available for sale, net of tax of $2,756	(4,190)
Adjustment for the cumulative effect of a change in accounting for OTTI, net of tax of $377	(590)
Reclassification adjustment for OTTI losses recognized in earnings, net of tax of $(20,931)	32,072
Non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $8,214	(12,405)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(404)	614
Change in pension and post-retirement obligations, net of tax of $(2,189)	3,424

Balance at end of period	(68,394)

Total stockholders’ equity at end of period	$4,340,539

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$243,710	$(24,348)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	33,000	2,100
Depreciation and amortization	15,027	14,794
Accretion of discounts, net	(4,537)	(6,172)
Net change in net deferred loan origination costs and fees	(1,625)	4,307
Amortization of core deposit intangibles	16,575	17,610
Net gain on sale of securities	—	(568)
Net gain on sale of loans	(536)	(236)
Stock plan-related compensation	9,898	10,444
Loss on OTTI of securities recognized in earnings	53,003	93,755
Changes in assets and liabilities:
Increase in deferred tax asset, net	(54,905)	(30,471)
Increase in other assets	(41,066)	(102,080)
Decrease in other liabilities	(157,556)	(16,498)
Origination of loans held for sale	(78,537)	(36,675)
Proceeds from sale of loans originated for sale	76,733	35,559

Net cash provided by (used in) operating activities	109,184	(38,479)

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	2,039,229	1,602,816
Proceeds from repayment of securities available for sale	193,341	169,067
Proceeds from sale of securities available for sale	—	11,438
Purchase of securities held to maturity	(1,808,546)	(2,140,804)
Purchase of securities available for sale	—	(12,320)
Net purchase of FHLB-NY stock	(22,049)	(14,679)
Net increase in loans	(863,258)	(1,200,576)
Purchase of loans	—	(45,500)
Proceeds from sale of loans	—	25,035
Purchase of premises and equipment, net	(4,887)	(9,706)

Net cash used in investing activities	(466,170)	(1,615,229)

Cash Flows from Financing Activities:
Net increase in deposits	92,253	1,082,684
Net increase in short-term borrowings	366,600	1,320,000
Net increase (decrease) in long-term borrowings	39,763	(916,186)
Tax effect of stock plans	3,794	3,645
Proceeds from issuance of common stock	64,664	339,152
Cash dividends paid on common stock	(258,202)	(247,706)
Treasury stock purchases	(1,289)	(2,187)
Net cash received from stock option exercises	25	14,993

Net cash provided by financing activities	307,608	1,594,395

Net decrease in cash and cash equivalents	(49,378)	(59,313)
Cash and cash equivalents at beginning of period	203,216	335,743

Cash and cash equivalents at end of period	$153,838	$276,430

Supplemental information:
Cash paid for interest	$554,481	$739,427
Cash paid for income taxes	170,914	14,566
Non-cash investing and financing activities:
Mortgage loans securitized and transferred to mortgage-related securities held to maturity, net	$—	$71,307
Transfer to other real estate owned from loans	14,372	205
Exchange of debt for common stock	39,153	—

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two banking subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

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

Certain reclassifications have been made to the prior-period consolidated financial statements to conform to the current-period presentation.

Note 2. Stock-based Compensation

At September 30, 2009, the Company had 6,029,109 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). Under the 2006 Stock Incentive Plan, the Company granted 365,000 shares of restricted stock in the nine months ended September 30, 2009, with an average fair value of $11.79 per share on the date of grant and a vesting period of five years. There were no shares granted in the current third quarter. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.3 million and $2.1 million, respectively, in the three months ended September 30, 2009 and 2008, and $7.1 million and $5.9 million, respectively, in the nine months ended at those dates.

A summary of activity with regard to restricted stock awards during the nine months ended September 30, 2009 is presented in the following table:

	For the Nine Months Ended September 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	2,346,345	$14.95
Granted	365,000	11.79
Vested	(485,900)	16.93
Forfeited	(39,450)	13.40

Unvested at September 30, 2009	2,185,995	14.01

As of September 30, 2009, unrecognized compensation cost relating to unvested restricted stock totaled $25.4 million. This amount will be recognized over a remaining weighted average period of 3.7 years.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company had eleven stock option plans at September 30, 2009: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group, Inc. Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

Using the modified prospective approach, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during the nine months ended September 30, 2009 or the year ended December 31, 2008, the Company did not record any compensation and benefits expense relating to stock options during these periods.

Generally, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At September 30, 2009, there were 13,222,689 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 10,400 at September 30, 2009.

The status of the Company’s Stock Option Plans at September 30, 2009 and the changes that occurred during the nine months ended at that date are summarized in the following table:

	For the Nine Months Ended September 30, 2009
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable at January 1, 2009	13,702,712	$15.50
Exercised	(2,320)	10.78
Forfeited	(477,703)	14.32

Stock options outstanding and exercisable at September 30, 2009	13,222,689	15.55

Total stock options outstanding and exercisable at September 30, 2009 had a weighted average remaining contractual life of 2.53 years, a weighted average exercise price of $15.55 per share, and an aggregate intrinsic value of $1.5 million. The intrinsic value of options exercised during the nine months ended September 30, 2008 was $14.0 million. The intrinsic value of options exercised in the current nine-month period was nominal.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Securities

The following tables summarize the Company’s portfolio of securities available for sale at September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE(1) certificates	$153,185	$7,773	$—	$160,958
GSE CMOs(2)	429,764	15,770	—	445,534
Private label CMOs	102,112	—	7,359	94,753

Total mortgage-related securities	$685,061	$23,543	$7,359	$701,245

Other Securities:
Corporate bonds	$15,812	$21	$2,022	$13,811
State, county, and municipal	6,401	48	111	6,338
Capital trust notes	40,412	4,312	8,297	36,427
Preferred stock	31,400	430	11,870	19,960
Common stock	42,773	1,638	9,197	35,214

Total other securities	$136,798	$6,449	$31,497	$111,750

Total securities available for sale(3)	$821,859	$29,992	$38,856	$812,995

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	As of September 30, 2009, the non-credit portion of OTTI recorded in AOCL was $471,000 (before taxes).

(in thousands)	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$180,132	$5,160	$—	$185,292
GSE CMOs	519,389	9,727	154	528,962
Private label CMOs	139,332	—	19,902	119,430

Total mortgage-related securities	$838,853	$14,887	$20,056	$833,684

Other Securities:
GSE debentures	$59,478	$2,481	$—	$61,959
Corporate bonds	30,814	—	12,064	18,750
State, county, and municipal	6,528	—	387	6,141
Capital trust notes	44,337	—	14,471	29,866
Preferred stock	31,400	150	14,010	17,540
Common stock	53,343	151	10,932	42,562

Total other securities	$225,900	$2,782	$51,864	$176,818

Total securities available for sale	$1,064,753	$17,669	$71,920	$1,010,502

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the Company’s portfolio of securities held to maturity at September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009
	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$244,087	$244,087	$17,551	$—	$261,638
GSE CMOs	2,360,638	2,360,638	78,761	3,416	2,435,983
Other mortgage-related securities	6,713	6,713	—	—	6,713

Total mortgage-related securities	$2,611,438	$2,611,438	$96,312	$3,416	$2,704,334

Other Securities:
GSE debentures	$1,731,100	$1,731,100	$1,358	$9,214	$1,723,244
Corporate bonds	101,090	101,090	2,005	3,023	100,072
Capital trust notes	218,555	198,407	1,566	56,253	143,720

Total other securities	$2,050,745	$2,030,597	$4,929	$68,490	$1,967,036

Total securities held to maturity(1)	$4,662,183	$4,642,035	$101,241	$71,906	$4,671,370

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. As of September 30, 2009, the non-credit portion recorded in AOCL was $20.1 million (before taxes).

(in thousands)	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$282,441	$12,515	$—	$294,956
GSE CMOs	2,875,878	40,944	18,901	2,897,921
Other mortgage-related securities	6,537	—	—	6,537

Total mortgage-related securities	$3,164,856	$53,459	$18,901	$3,199,414

Other Securities:
GSE debentures	$1,372,593	$3,574	$—	$1,376,167
Corporate bonds	133,165	153	26,561	106,757
Capital trust notes	220,377	—	74,914	145,463

Total other securities	$1,726,135	$3,727	$101,475	$1,628,387

Total securities held to maturity	$4,890,991	$57,186	$120,376	$4,827,801

The following table presents a rollforward of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009, the date on which the Company adopted new Financial Accounting Standards Board (“FASB”) requirements for the recognition of OTTI. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Six Months Ended September 30, 2009
(in thousands)
Beginning credit loss amount as of April 1, 2009	$103,350
Add: Initial other-than-temporary credit losses	48,584
Subsequent other-than-temporary credit losses	4,419
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending credit loss amount as of September 30, 2009	$156,353

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-tax OTTI losses on securities totaled $22.6 million and $73.6 million, respectively, in the three and nine months ended September 30, 2009. The OTTI losses that were recognized in earnings totaled $13.3 million and $53.0 million in the respective periods, and were determined through a present-value analysis of expected cash flows on the securities. The significant inputs that the Company used to determine these expected cash flows were the anticipated magnitude and timing of interest payment deferrals, if any, and the underlying creditworthiness of the individual issuers whose debt acts as collateral for these single issue and pooled trust preferred securities. The discount rate used to estimate the fair value was determined by the weighted average of certain market credit spreads, as well as credit spreads interpolated using other market factors. The discount rate used in determining the credit portion of OTTI, if any, is the yield on the position at the time of purchase.

The OTTI loss on securities in the three months ended September 30, 2009 was comprised of $3.2 million on pooled trust preferred securities (all of which was recognized in earnings), $9.4 million on trust preferred securities ($75,000 of which was recognized in earnings), and $10.0 million related to corporate debt (all of which was recognized in earnings). For the nine months ended September 30, 2009, the OTTI loss on securities consisted of $6.2 million on pooled trust preferred securities ($5.5 million of which was recognized in earnings), $57.4 million on trust preferred securities ($37.5 million of which was recognized in earnings), and $10.0 million related to corporate debt (all of which was recognized in earnings).

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of September 30, 2009:

September 30, 2009	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Held-to-Maturity Debt Securities:
GSE debentures	$1,422,390	$9,214	$—	$—	$1,422,390	$9,214
GSE CMOs	143,504	9	235,264	3,407	378,768	3,416
Corporate bonds	13,282	114	40,707	2,909	53,989	3,023
Capital trust notes	8,737	756	112,703	55,497	121,440	56,253

Total held-to-maturity debt securities	$1,587,913	$10,093	$388,674	$61,813	$1,976,587	$71,906

Available-for-Sale Securities:
Debt Securities:
GSE CMOs	$—	$—	$—	$—	$—	$—
Private label CMOs	44,468	6,593	50,285	766	94,753	7,359
Corporate bonds	—	—	12,743	2,022	12,743	2,022
State, county, and municipal	—	—	4,872	111	4,872	111
Capital trust notes	1,621	1,070	11,417	7,227	13,038	8,297

Total available-for-sale debt securities	$46,089	$7,663	$79,317	$10,126	$125,406	$17,789
Equity securities	—	—	40,708	21,067	40,708	21,067

Total available-for-sale securities	$46,089	$7,663	$120,025	$31,193	$166,114	$38,856

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB amended the OTTI accounting model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, an OTTI loss must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCL. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company adopted the new guidance effective April 1, 2009. The Company recorded a $967,000 pre-tax transition adjustment for the non-credit portion of the OTTI on securities held at April 1, 2009 that were previously considered other-than-temporarily impaired.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of September 30, 2009, the Company does not intend to sell the securities with an unrealized loss position in AOCL, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL are not other-than-temporarily impaired as of September 30, 2009.

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

The unrealized losses on the Company’s GSE debentures and GSE CMOs were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s unrealized losses on corporate bonds and capital trust notes relate to investments in various financial institutions. The unrealized losses were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to credit concerns, continued illiquidity, and uncertainty in the financial markets. Each of these securities was purchased based on an individual assessment of the financial institutions issuing such securities. This assessment included, but was not limited to, a review of credit ratings (if any), as well as an underwriting process designed to determine the financial institutions’ creditworthiness.

The Company reviews quarterly financial information as well as other information that is released by each financial institution to determine the continued creditworthiness of the securities issued by them. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at September 30, 2009. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities may trigger material unrecoverable declines in fair values for the Company’s investments and therefore may result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at September 30, 2009. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At September 30, 2009, the equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. If deterioration occurs, an equity security impairment model is used. The unrealized losses on the Company’s equity securities were primarily caused by market volatility and a significant widening of interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2009. Nonetheless, it is possible that these equity securities will perform worse than currently expected, which could lead to adverse changes in their fair value or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI losses in future periods. Events that could trigger

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material declines in the fair values of these securities in the future include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers. The Company considers a decline in fair value of available-for-sale equity securities to be other-than-temporary if the Company does not expect to recover the entire amortized cost basis of the security.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the carrying amount and estimated fair value of held-to-maturity debt securities and the amortized cost and estimated fair value of available-for-sale debt securities at September 30, 2009 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

(dollars in thousands)	Carrying Amount
	Mortgage- related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Debt Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$4,027	8.04%	$3,975
Due from one to five years	—	—	—	—	—	—	32,762	6.34	31,460
Due from five to ten years	5,482	5.80	1,731,100	4.49	—	—	23,029	5.22	1,753,592
Due after ten years	2,605,956	7.72	—	—	—	—	239,679	6.84	2,882,343

Total debt securities held to maturity	$2,611,438	7.72%	$1,731,100	4.49%	$—	—%	$299,497	6.68%	$4,671,370

(dollars in thousands)	Amortized Cost
	Mortgage- related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Available-for-Sale Debt Securities:(3)
Due within one year	$—	—%	$—	—%	$—	—%	$—	—%	$—
Due from one to five years	2,375	5.15	—	—	496	5.51	11,046	7.99	13,813
Due from five to ten years	14,586	6.96	—	—	2,298	6.47	4,766	1.65	20,087
Due after ten years	668,100	5.26	—	—	3,607	6.67	40,412	4.84	723,921

Total debt securities available for sale	$685,061	5.30%	$—	—%	$6,401	6.51%	$56,224	5.19%	$757,821

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $17.8 million and $624,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans:
Multi-family	$16,475,807	71.49%	$15,728,264	70.85%
Commercial real estate	4,875,225	21.17	4,553,550	20.51
Acquisition, development, and construction	667,003	2.89	778,364	3.51
1-4 family	226,413	0.98	266,307	1.20

Total mortgage loans	22,244,448	96.53	21,326,485	96.07
Net deferred loan origination fees	(5,927)		(6,940)

Mortgage loans, net	22,238,521		21,319,545

Other loans:
Commercial and industrial	674,331		713,099
Consumer	125,207		158,907
Lease financing, net	828		1,433

Total other loans	800,366	3.47	873,439	3.93
Net deferred loan origination fees	(161)		(772)

Other loans, net	800,205		872,667
Less: Allowance for loan losses	106,659		94,368

Loans, net	$22,932,067	100.00%	$22,097,844	100.00%

The following table provides a summary of activity in the allowance for loan losses at the dates indicated:

(in thousands)	At or For the Nine Months Ended September 30, 2009	At or For the Year Ended December 31, 2008
Balance at beginning of period	$94,368	$92,794
Provision for loan losses	33,000	7,700
Charge-offs	(20,757)	(6,168)
Recoveries	48	42

Balance at end of period	$106,659	$94,368

At September 30, 2009 and December 31, 2008, the Company had $460.4 million and $113.7 million, respectively, of non-accrual loans.

In accordance with GAAP, the Company is required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, such a modification or restructuring of a loan constitutes a troubled debt restructuring if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. Loans modified in a troubled debt restructuring, all of which were included in non-accrual loans, totaled $11.2 million at September 30, 2009. There were no troubled debt restructurings at December 31, 2008.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2009	December 31, 2008
Wholesale borrowings:
FHLB-NY advances	$8,074,176	$7,708,064
Repurchase agreements	4,200,000	4,485,000
Federal funds purchased	485,000	150,000

Total wholesale borrowings	12,759,176	12,343,064

Junior subordinated debentures	435,227	484,216
Senior debt	601,717	601,630
Preferred stock of subsidiaries	67,800	67,800

Total borrowed funds	$13,863,920	$13,496,710

At September 30, 2009, the Company had $435.2 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company. The underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of September 30, 2009:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(2)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	143,428	137,077	November 4, 2002	November 1, 2051	November 4, 2007(3)
New York Community Capital Trust X	1.899	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,814	7,582	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	13,228	12,856	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	3.549	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(2)
New York Community Capital Trust XI	1.933	67,011	65,000	April 16, 2007	June 30, 2037	June 30, 2012

		$435,227	$420,065

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Callable at any time subsequent to this date.
(3)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All holders of BONUSES units were eligible to participate in the exchange offer, the terms and conditions of which were set forth in an Offer to Exchange and a related Letter of Transmittal that were sent to current holders of the BONUSES units and filed with the SEC on a Schedule TO, as amended.

A total of 1,393,063 BONUSES units were validly tendered, not withdrawn, and accepted in the exchange offer, representing 25.3% of the 5,498,544 BONUSES units outstanding at the expiration date. As a result, trust preferred securities totaling $48.6 million were extinguished in August 2009.

The Company issued 4.8 million shares of its common stock as a result of the exchange, which added $39.1 million to stockholders’ equity at September 30, 2009. In addition, a $5.7 million gain on debt exchange was recorded in non-interest income in the third quarter of 2009.

Note 6. Pension and Other Post-retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

(in thousands)	For the Three Months Ended September 30,
	2009		2008
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic expense (credit):
Interest cost	$1,611	$228	$1,604	$234
Service cost	—	1	—	2
Expected return on plan assets	(2,576)	—	(3,752)	—
Unrecognized past service liability	50	(62)	50	(62)
Amortization of unrecognized loss	1,746	75	49	34

Net periodic expense (credit)	$831	$242	$(2,049)	$208

(in thousands)	For the Nine Months Ended September 30,
	2009		2008
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Components of net periodic expense (credit):
Interest cost	$4,832	$683	$4,811	$702
Service cost	—	3	—	6
Expected return on plan assets	(7,726)	—	(11,257)	—
Unrecognized past service liability	152	(187)	152	(186)
Amortization of unrecognized loss	5,237	227	147	102

Net periodic expense (credit)	$2,495	$726	$(6,147)	$624

The Company expects to contribute approximately $20 million to its pension and post-retirement plans in 2009.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Computation of Earnings (Loss) per Share (1)

The following table presents the Company’s computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2009	2008	2009	2008

Net income (loss)	$98,573	$58,064	$243,710	$(24,348)
Less: Dividends paid on and earnings allocated to participating securities	(548)	(334)	(1,419)	(963)

Earnings (loss) applicable to common stock	$98,025	$57,730	$242,291	$(25,311)

Weighted average common shares outstanding	346,176,162	341,971,926	344,359,415	332,023,833

Basic earnings (loss) per common share	$0.28	$0.17	$0.70	$(0.08)

Earnings (loss) applicable to common stock	$98,025	$57,730	$242,291	$(25,311)

Weighted average common shares outstanding	346,176,162	341,971,926	344,359,415	332,023,833
Potential dilutive common shares(2)	75,027	854,742	76,200	N.A.

Total shares for diluted earnings (loss) per share computation	346,251,189	342,826,668	344,435,615	332,023,833

Diluted earnings (loss) per common share and common share equivalents	$0.28	$0.17	$0.70	$(0.08)

(1)	Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method for calculating earnings per share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards (i.e., including on the unvested portion of such awards). Since these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them.
(2)	Options to purchase 12.9 million shares of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2009, and options to purchase 2.8 million shares and 13.7 million shares, respectively of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2008, were not included in the respective computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Note 8. Fair Value Measurement

In 2008, the FASB issued a standard that, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents assets that were measured at fair value on a recurring basis as of September 30, 2009, and that were included in the Company’s Consolidated Statement of Condition at that date:

	Fair Value Measurements at September 30, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage-related Securities:
GSE certificates	$—	$160,958	$—	$160,958
GSE CMOs	—	445,534	—	445,534
Private label CMOs	—	94,753	—	94,753

Total mortgage-related securities	—	701,245	—	701,245

Other Securities:
Corporate bonds	—	13,811	—	13,811
State, county, and municipal	—	6,338	—	6,338
Capital trust notes	—	13,473	22,954	36,427
Preferred stock	—	12,505	7,455	19,960
Common stock	35,214	—	—	35,214

Total other securities	35,214	46,127	30,409	111,750

Total securities available for sale	$35,214	$747,372	$30,409	$812,995

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing collateralized debt obligations (“CDOs”) (which include pooled trust preferred securities and income notes) and certain single-issue capital trust notes, both of which are classified within Level 3, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, CDOs and certain single-issue capital trust notes are valued using a model based on the specific collateral composition and cash flow structure of the securities. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, that price is considered when arriving at the security’s fair value. Where there is limited activity or less transparency around the inputs to the valuation of preferred stock, the valuation is based on a discounted cash flow model.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in Level 3 Fair Value Measurements

The tables below include a rollforward of the balance sheet amounts for the nine-month periods ended September 30, 2009 and 2008 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy.

	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and	Transfers	Fair Value	Change in Unrealized Gains and (Losses) Related to
(in thousands)	January 1, 2009	Income	Comprehensive Income	Settlements, Net	into Level 3	Sept. 30, 2009	Instruments Held at Sept. 30, 2009
Available-for-sale debt securities:
Capital securities and preferred stock	$14,590	$(4,420)	$9,986	$495	$9,758	$30,409	$10,705

	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and	Transfers	Fair Value	Change in Unrealized Gains and (Losses) Related to
(in thousands)	January 1, 2008	Income	Comprehensive Income	Settlements, Net	in/out of Level 3	Sept. 30, 2008	Instruments Held at Sept. 30, 2008
Available-for-sale debt securities:
Capital securities	$65,952	$(40,938)	$12,015	$(588)	$—	$36,441	$28,923

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). For the Company, such assets include goodwill, core deposit intangibles, other real estate owned, other long-lived assets, loans held for sale, certain impaired loans, and mortgage servicing rights, all of which are generally classified within Level 3 of the valuation hierarchy. With the exception of a $2.4 million fair value adjustment relating to primarily collateral-dependent impaired loans (which was taken into consideration in computing the required balance for the allowance for loan losses for the period ended September 30, 2009), no amounts were recorded in the Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2009 due to fair value adjustments on such assets. The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the carrying amounts and estimated fair values of the Company’s on-balance-sheet financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$153,838	$153,838	$203,216	$203,216
Securities held to maturity:
GSE certificates	244,087	261,638	282,441	294,956
GSE CMOs	2,360,638	2,435,983	2,875,878	2,897,921
Other mortgage-related securities	6,713	6,713	6,537	6,537
GSE debentures	1,731,100	1,723,244	1,372,593	1,376,167
Corporate bonds	101,090	100,072	133,165	106,757
Capital trust notes	198,407	143,720	220,377	145,463

Total securities held to maturity	4,642,035	4,671,370	4,890,991	4,827,801
Securities available for sale:
GSE certificates	160,958	160,958	185,292	185,292
GSE CMOs	445,534	445,534	528,962	528,962
Private label CMOs	94,753	94,753	119,430	119,430
GSE debentures	—	—	61,959	61,959
Corporate bonds	13,811	13,811	18,750	18,750
State, county, and municipal	6,338	6,338	6,141	6,141
Capital trust notes	36,427	36,427	29,866	29,866
Preferred stock	19,960	19,960	17,540	17,540
Common stock	35,214	35,214	42,562	42,562

Total securities available for sale	812,995	812,995	1,010,502	1,010,502
FHLB-NY stock	423,028	423,028	400,979	400,979
Loans, net	22,932,067	23,111,143	22,097,844	22,891,568
Financial Liabilities:
Deposits	$14,467,901	$14,518,161	$14,375,648	$14,445,003
Borrowed funds	13,863,920	15,100,437	13,496,710	15,165,647

The methods and significant assumptions used to estimate fair values for the Company’s financial instruments are as follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, and federal funds sold. The estimated fair values of cash and cash equivalents are assumed to equal their carrying amounts, as these financial instruments are either due on demand or have short-term maturities.

Securities Held to Maturity and Available for Sale

If quoted market prices from a pricing service or broker quote are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models also incorporate transaction details, such as maturity and cash flow assumptions.

Federal Home Loan Bank of New York Stock

The fair value of FHLB-NY stock approximates the carrying amount, which is at cost.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans

The loan portfolio is segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (multi-family; commercial real estate; acquisition, development, and construction; one- to four-family; commercial & industrial; and other) and payment status (performing or non-performing). The fair values of performing loans were estimated by discounting the anticipated cash flows from the respective portfolios. Estimates of the timing and amount of these cash flows considered factors such as future loan prepayments and credit losses. The discount rates reflected current market rates for loans with similar terms to borrowers of similar credit quality. As a result, the valuation method for performing loans, which is consistent with certain guidance provided in FASB standards, does not fully incorporate the exit-price approach to fair value. The estimated fair values of non-performing mortgage and other loans approximate the carrying amounts.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were not material at September 30, 2009 and December 31, 2008.

Note 9. Impact of Recent Accounting Pronouncements

In July 2009, the FASB released the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim and annual periods ended after September 15, 2009. All existing accounting standards documents are superseded. All other accounting literature not included in the Codification is non-authoritative.

Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ended after September 15, 2009.

In June 2009, the FASB issued a standard that, among other things, affects the accounting for transfers of financial assets, including securitization transactions, and requires more information regarding when companies have continuing exposure to the risks related to transferred financial assets. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Another standard issued by FASB in June 2009 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both of these standards will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of these standards to have a material impact on its consolidated financial condition or results of operations.

In June 2009, the FASB also issued a standard regarding subsequent events. This standard establishes general standards of accounting for, and disclosing, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. Such disclosures are provided in Note 10.

In April 2009, the FASB issued additional application guidance regarding disclosure of fair value measurements and the impairment of securities. The guidance provides guidelines for making fair value measurements more consistent with the principles presented in previously issued standards; enhances consistency in financial reporting by increasing the frequency of fair value disclosures; and provides additional guidance with respect to accounting for, and presenting, impairment losses on securities.

In addition, this guidance addresses the determination of fair values when there is no active market or where the price inputs being used represent distressed sales, and reaffirms that the objective of fair value measurement, as set forth in previously issued guidance, is to reflect how much an asset would be sold for in an orderly transaction (the exit price, as opposed to a distressed or forced transaction) at the date of the financial statements and under current market conditions. Furthermore, the guidance specifically reaffirms the need to use judgment in ascertaining if a formerly active market has become inactive and in determining fair values when markets have become inactive.

Prior to issuing this guidance, fair values for financial instruments held by public companies were disclosed once a year. The newer guidance requires quarterly disclosures that provide qualitative and quantitative information about fair value estimates for those financial instruments.

Additional guidance, relating to other-than-temporary impairment, was issued by the FASB to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not intended or expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and timelier disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. In accordance with this guidance, the Company recorded a cumulative-effect adjustment at the adoption date of April 1, 2009, with respect to certain previously recognized OTTI.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FASB guidance issued in April 2009 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The Company’s adoption of the new guidelines had an immaterial effect on its fair value estimates. The effects of adopting these guidelines are disclosed in Note 3, and the additional disclosures required are provided in Note 8.

In June 2008, the FASB issued guidance to clarify that unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method calculation of earnings per share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards. Since certain of these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. The Company’s adoption of this guidance on January 1, 2009 had an immaterial effect on its earnings per share for the three and nine months ended September 30, 2009 and 2008.

In December 2007, the FASB issued a new standard on accounting for business combinations that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. This standard applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year that commences after December 15, 2008. The Company will apply this standard to any business combinations that may occur after the effective date, and believes that its application could have a material impact on its accounting for such transactions.

Note 10. Subsequent Events

The Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued (November 5, 2009). The Company has determined that there are no such subsequent events.

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

•	Additional FDIC special assessments or required assessment prepayments;

•	Changes in accounting principles, policies, practices, or guidelines;

•	Changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board of Governors;

•	Our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	Operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	Any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	Any interruption in customer service due to circumstances beyond our control;

•	Potential exposure to unknown or contingent liabilities of companies we have acquired or target for acquisition;

•	The outcome of pending or threatened litigation, or of other matters before regulatory agencies, or of matters resulting from regulatory exams, whether currently existing or commencing in the future;

•	Environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	War or terrorist activities; and

•	Other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

In addition, it should be noted that we routinely evaluate opportunities to expand through acquisition and frequently conduct due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place at any time, and acquisitions involving cash, debt, equity securities, or regulatory assistance may occur.

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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include an amount for accumulated other comprehensive loss, net of tax (“AOCL”). AOCL consists of after-tax net unrealized losses on securities; certain other-than-temporary impairment (“OTTI”) losses on securities; and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to below and later in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at September 30, 2009 and December 31, 2008 follow:

(dollars in thousands)	September 30, 2009	December 31, 2008
Total stockholders’ equity	$4,340,539	$4,219,246
Less: Goodwill	(2,436,401)	(2,436,401)
CDI	(71,205)	(87,780)

Tangible stockholders’ equity	$1,832,933	$1,695,065

Total assets	$32,884,468	$32,466,906
Less: Goodwill	(2,436,401)	(2,436,401)
CDI	(71,205)	(87,780)

Tangible assets	$30,376,862	$29,942,725

Stockholders’ equity to total assets	13.20%	13.00%

Tangible stockholders’ equity to tangible assets	6.03%	5.66%

Tangible stockholders’ equity	$1,832,933	$1,695,065
Add back: AOCL	68,394	87,319

Adjusted tangible stockholders’ equity	$1,901,327	$1,782,384

Tangible assets	$30,376,862	$29,942,725
Add back: AOCL	68,394	87,319

Adjusted tangible assets	$30,445,256	$30,030,044

Adjusted tangible stockholders’ equity to adjusted tangible assets	6.25%	5.94%

Critical Accounting Policies

We consider certain accounting policies to be critically important to the portrayal of our financial condition and results of operations, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The inherent sensitivity of our consolidated financial statements to these critical accounting policies, and the judgments, estimates, and assumptions used therein, could have a material impact on our financial condition or results of operations.

We have identified the following to be critical accounting policies: the determination of the allowance for loan losses; the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the valuation allowance for deferred tax assets.

The judgments used by management in applying these critical accounting policies may be influenced by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. In addition, the current economic environment has increased the degree of uncertainty inherent in our judgments, estimates, and assumptions.

Allowance for Loan Losses

The allowance for loan losses is increased by provisions for loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Our loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each. In addition, except as otherwise noted below, the process for establishing the allowance for loan losses is the same for each of the Community Bank and the Commercial Bank. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with conservative guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

Our allowances for loan losses are established based on our evaluation of the probable inherent losses in our portfolio, in accordance with GAAP.

The allowances for loan losses are comprised of both specific valuation allowances and general valuation allowances. Specific valuation allowances are established based on our analyses of individual loans, which are conducted in accordance with Financial Accounting Standards Board (“FASB”) guidance. General valuation allowances are established by applying our loan loss provisioning methodology and reflect the inherent risk in loans not considered for impairment individually. Our loan loss provisioning methodology takes into account certain items that are considered in developing quantified risk factors which result in allocations to the allowance for loan losses for each loan type within our portfolio. Among the items considered in this process are the level of defaulted loans at the close of each quarter; recent trends in loan performance; historical levels of loan losses; the factors underlying such loan losses and loan defaults; projected default rates and loss severities; internal risk ratings; loan size; economic, industry, and environmental factors; and impairment losses on individual loans.

In recognition of recent macroeconomic and real estate market conditions, the time periods considered for historical loss experience are the past three calendar years and the current year-to-date period. We also evaluate the sufficiency of the overall allocations currently used for the loan loss allowance by considering the allocations used during these prior periods.

A loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to certain larger multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans, and exclude smaller balance homogenous loans and loans carried at the lower of cost or fair value, if any. We generally measure impairment by comparing the loan’s outstanding balance to the fair value of the collateral, less the estimated cost to sell, or to the present value of expected cash flows, discounted at the loan’s effective interest rate.

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

In establishing the loan loss allowances, management also considers the Banks’ current business strategies and credit processes, including compliance with guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is no longer past due and/or the Company has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

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

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (“other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of any other than temporary impairment (“OTTI”) recorded in AOCL.

The fair values of our securities —and particularly our fixed-rate securities— are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in non-interest income.

At September 30, 2009, the unrealized losses on available-for-sale securities and held-to-maturity securities were $38.9 million and $71.9 million, respectively. The securities impairments were principally deemed to be temporary based on the direct relationship of the declines in fair value to the movements in interest rates, including wider credit spreads in some cases; the effect of illiquidity on the market; the estimated remaining life and the credit quality of the investments; and our ability to hold, and our intent not to sell, before anticipated full recovery of amortized cost, which may not be until maturity.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level at least once a year. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in the identification of reporting units and in valuation techniques could result in materially different evaluations of impairment.

For the purpose of goodwill impairment testing, management has determined that the Company has one reporting unit. We performed our annual goodwill impairment test as of January 1, 2009, and determined that the fair value of the reporting unit was in excess of its carrying amount. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. In addition, we determined that no triggering events occurred during the current third quarter that would require the Company to perform an impairment test prior to the annual test in January 2010.

Income Taxes

We estimate income taxes payable based on the amount we expect to owe the various taxing authorities (i.e., federal, state, and local). Income taxes represent the net estimated amounts due to, or to be received from, such taxing authorities. In estimating income taxes, management assesses the relative merits and risks of the tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of our tax position. In this process, management also relies on tax opinions, recent audits, and historical experience. Although we use the best available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing our overall or transaction-specific tax position.

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the carryforward of certain tax attributes such as net operating losses. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event that we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would reduce the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made. Subsequently recognized tax benefits associated with valuation allowances recorded in a business combination would be recorded as an adjustment to goodwill.

In July 2009, new tax laws were enacted that are effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a Real Estate Investment Trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. The inclusion of such income is phased in with full inclusion of income starting in 2011.

This new tax law increased our effective tax rate, beginning in the third quarter of 2009. Absent any change in the manner in which we conduct our business, current income tax expense is expected to increase by approximately $2 million for each of 2009 and 2010, with a larger increase starting in 2011. Approximately 75% of the 2009 increase in current income tax expense was recorded in the third quarter of this year. In addition, as a result of the new law, a deferred tax benefit of approximately $375,000 was recorded in the third quarter of 2009.

Recent Events

Dividend Payment

On October 27, 2009, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 17, 2009 to shareholders of record at the close of business on November 6, 2009.

The Economic Environment

The degree to which the global recession has impacted our local markets continues to be reflected in recent unemployment and housing statistics for New York State, Long Island, New York City, and New Jersey.

In September 2008, the respective unemployment rates for New York State, Long Island, and New York City were 5.7%, 5.1%, and 5.9%; in September 2009, the respective rates rose to 8.8%, 7.4%, and 10.2%. After seasonal adjustment, New York State’s private sector job count decreased month-over-month by 18,300, or 0.3%, to 7,063,300 in September 2009; accordingly, the job count has now declined for 12 of the past 13 months.

In September 2008, the respective unemployment rates for New Jersey’s Essex, Hudson, and Union counties were 6.9%, 6.7%, and 5.9%; in September 2009, these rates were substantially higher, at 11.1%, 11.6%, and 9.8%, respectively. During this time, the unemployment rate rose from 5.6% to 9.6% for the state as a whole.

A continued increase in unemployment in the markets we serve could have an adverse impact on our borrowers and therefore on our asset quality measures, while a decline in unemployment could result in more stable or improved measures of asset quality.

The national unemployment rate increased to 9.8% in September 2009, the highest level since 1983. Since the recession began in December 2007, the number of unemployed persons has increased by 7.6 million to 15.1 million; the unemployment rate has doubled, and payroll employment has fallen by 7.2 million.

The real estate statistics are also revealing. Through August 2009, home prices declined 9.6% year-over-year in the New York metropolitan region. In Manhattan, the overall vacancy rate for offices reached 11.1% in the third quarter of 2009, the highest rate since the third quarter of 2004.

Nationally, home prices declined 11.3% year-over-year through August 2009; however, the annual rate of decline in real estate values has improved for approximately seven months, beginning in early 2009. Nonetheless, foreclosure filings were reported on 937,840 properties in the third quarter of 2009, a 5% increase from the trailing quarter level and a year-over-year increase of nearly 23%. During the third quarter of 2009, one in every 136 housing units in the nation received a foreclosure filing.

Executive Summary

Although our local economy continued to be impacted by the lingering recession, we increased our earnings to $98.6 million in the current third quarter from $58.1 million in the year-earlier three months. Our third quarter 2009 earnings were equivalent to $0.28 per basic and diluted share, signifying an $0.11 increase from the year-earlier amount.

The year-over-year increase in earnings was primarily driven by the following factors:

•	A $44.5 million, or 24.5%, increase in net interest income, to $226.4 million;

•	A 54-basis point increase in our interest rate spread, to 3.02%; and

•	A 49-basis point increase in our net interest margin, to 3.17%.

These improvements were driven by a $1.5 billion increase in interest-earning assets, fueled by organic loan production, together with a 79-basis point reduction in our average cost of interest-bearing liabilities. In addition to capitalizing on the current yield curve by replacing certain higher-cost funds with lower-cost wholesale borrowings and deposits, the reduction in our cost of funds was partially attributable to the exchange of 1.4 million Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”) for 4.8 million shares of our common stock. The exchange resulted in the extinguishment of trust preferred securities totaling $48.6 million with an annual cost of 6.0%.

In addition, our third quarter 2009 earnings were increased by a $13.3 million tax benefit attributable to the resolution of certain tax audits, equivalent to $0.04 per basic and diluted share. We also recorded an after-tax gain of $3.4 million, or $0.01 per basic and diluted share, in the quarter on the aforementioned exchange of BONUSES units for common stock (the “gain on debt exchange”). While these contributions to third quarter 2009 earnings were partly offset by a $7.9 million after-tax credit loss on the OTTI of certain investment securities, we recorded an OTTI after-tax credit loss of $26.7 million in the third quarter of 2008, by comparison. The OTTI losses were respectively equivalent to $0.02 and $0.08 per basic and diluted share in the current and year-earlier third quarters, and were indicative of declining market values and the unlikelihood of the impaired securities recovering the value that they lost.

Earnings growth was somewhat constrained by the year-over-year increase in FDIC insurance premiums, recorded in operating expenses, and by an increase in our provision for loan losses from the year-earlier amount. In the third quarter of 2009, FDIC insurance premiums rose $8.0 million from the year-earlier level, to $9.0 million. The provision for loan losses rose $14.6 million year-over-year, to $15.0 million, adding $8.6 million to the allowance for loan losses after net charge-offs of $6.4 million.

At September 30, 2009, our balance sheet reflected the following highlights, in comparison with our balance sheet at December 31, 2008:

•	An $846.5 million, or 3.8%, increase in total loans to $23.0 billion, representing 70.1% of total assets at September 30, 2009;

•	A $747.5 million, or 4.8%, increase in multi-family loans to $16.5 billion, representing 71.5% of total loans;

•	A $446.5 million, or 7.6%, decline in the balance of securities to $5.5 billion, representing 16.6% of total assets;

•	A $12.3 million, or 13.0%, increase in our allowance for loan losses to $106.7 million;

•	A $137.9 million, or 8.1%, increase in tangible stockholders’ equity to $1.8 billion;

•	A 37-basis point increase in the ratio of tangible stockholders’ equity to tangible assets, to 6.03%; and

•	A $0.24 increase in tangible book value per share to $5.16.

(Please see the reconciliations of our stockholders’ equity to tangible stockholders’ equity, total assets to tangible assets, and the related capital measures earlier in this report.)

Loan growth reflected organic loan production, with originations totaling $921.1 million in the current third quarter, boosting the current nine-month total to $2.6 billion. Multi-family loans accounted for $561.6 million of the current third quarter’s production, with commercial real estate loans accounting for $144.2 million.

The increase in the loan loss allowance is indicative of the continued weakness in our local markets, as well as the level of net charge-offs and non-performing loans recorded in the past three months. Non-performing loans represented $460.4 million, or 2.00%, of total loans at the end of September, a $120.2 million, or 51-basis point increase from the trailing quarter level and a $346.7 million, or 149-basis point, increase from level recorded at year-end 2008. Nonetheless, net charge-offs represented a modest 0.03% of average loans in the current third quarter, a one-basis point decline from the trailing-quarter measure and a two-basis point increase from the measure recorded in the third quarter of 2008.

The difference between the volume of non-performing loans we record and the actual losses we realize continues to be a distinctive feature of the Company. This difference is attributable to a variety of factors including, but not limited to, the nature of our multi-family lending niche, our underwriting standards and procedures, and the conservative nature of our loan-to-value (“LTV”) ratios.

The strengthening of our tangible capital position was attributable to two primary factors. First, in connection with the exchange offer we completed in August, 1.4 million BONUSES units were tendered and accepted, and exchanged for 4.8 million shares of our common stock. In addition, we issued 5.9 million shares of our common stock during the quarter through the direct purchase feature of our Dividend Reinvestment and Stock Purchase Plan (“DRP”). Combined, these strategies added $103.8 million to tangible stockholders’ equity at September 30, 2009.

Summary of Financial Condition at September 30, 2009

Assets totaled $32.9 billion at the end of September, comparable to the June 30, 2009 balance and up $417.6 million from the balance recorded at December 31, 2008.

Loans

Loans represented $23.0 billion, or 70.1%, of total assets at the close of the third quarter, up $261.6 million from the June 30, 2009 balance and $846.5 million from the balance recorded at December 31, 2008. While repayments totaled $1.8 billion in the first nine months of 2009, including third quarter repayments of $660.2 million, these amounts were exceeded by loan originations of $2.6 billion and $921.1 million during the respective periods.

Multi-family Loans

Multi-family loans represented $16.5 billion, or 71.5%, of total loans at the end of September, representing a linked-quarter increase of $249.7 million and a nine-month increase of $747.5 million, or 4.8%. Multi-family loans accounted for $561.6 million of loans produced in the current third quarter, as compared to $553.1 million and $855.4 million, respectively, in the trailing and year-earlier three months. At September 30, 2009, the average multi-family loan had a principal balance of $4.0 million, and the multi-family loan portfolio had an average LTV ratio of 61.0%. Values are based on appraisals that primarily were received at the time of origination. In addition, 92.9% of our multi-family loans were secured by properties in the Metro New York region at quarter-end.

Multi-family loans are typically made to long-term owners of buildings with apartments that are subject to certain rent-control and rent-stabilization laws. The funds we lend are typically used by the borrower to make improvements to the building and the apartments therein. Upon completion of the improvements, the property owner has the opportunity to increase the rents paid by the tenants and, in doing so, creates more cash flows to borrow against in future years.

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

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on intermediate-term interest rates plus a spread. During years six through ten, the borrower has had the option of selecting an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread, or a fixed rate that is tied to the five-year Constant Maturity Treasury rate (the “five-year CMT”), plus a spread. Since January 2009, for new originations, the fixed rate in years six through ten has been tied to the fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Accordingly, the expected weighted average life of the multi-family loan portfolio was 4.0 years at September 30, 2009. While this refinancing cycle has repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity was constrained by economic uncertainty in the first nine months of 2009, as it was in 2008.

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

Prepayment penalties are recorded as interest income and are therefore reflected in the average yields on our loans and assets, our interest rate spread and net interest margin, and the level of net interest income we record.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol luxury apartments, the New York State Court of Appeals ruled, on October 22nd, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners.

Although we are a major producer of multi-family loans in New York City, the loans on these two properties are not in our portfolio. In addition, because we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties —excluding any J-51 benefits received by the property owners— our business model is not dependent upon lending to property owners who place an emphasis on luxury decontrol. Accordingly, we do not expect this ruling to have a material impact on our multi-family loan portfolio.

Commercial Real Estate (“CRE”) Loans

CRE loans accounted for $4.9 billion, or 21.2%, of total loans at the close of the third quarter, and were up $99.9 million and $321.7 million, respectively, over the three and nine months ended September 30, 2009. CRE originations totaled $144.2 million in the current third quarter, as compared to $231.4 million and $243.6 million, respectively, in the trailing and year-earlier three months. For the nine months ended September 30, 2009, CRE loan originations totaled $511.0 million, signifying a $295.9 million decrease from the year-earlier amount. At September 30, 2009, the average CRE loan had a principal balance of $2.7 million and the CRE loan portfolio had an average LTV ratio of 54.4%. Values are based on appraisals that were primarily received at the time of origination. In addition, 92.5% of our CRE loans were secured by properties in the Metro New York region at quarter-end.

The pricing of our CRE loans is structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. For years six through ten, the borrower generally has had the option of selecting an annually adjustable rate that is based on the prime rate of interest, or a fixed rate that is tied to the five-year CMT, plus a spread. Since January 2009, for new CRE loan originations, the fixed rate in years six through ten has been tied to the fixed advance rate of the FHLB-NY, plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. The minimum rate at repricing is equivalent to the rate featured in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.6 years at September 30, 2009. If a loan extends into a sixth year and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

Acquisition, Development, and Construction (“ADC”) Loans

ADC loans represented $667.0 million, or 2.9%, of total loans at the end of September, a $60.5 million reduction from the June 30, 2009 balance and a reduction of $111.4 million from the balance recorded at December 31, 2008.

In the interest of reducing our exposure to credit risk at a time when real estate values have been declining, we have been limiting our production of ADC loans. ADC loan originations, primarily consisting of previously committed advances, totaled $12.9 million in the current third quarter, a $16.1 million decrease from the volume produced in the trailing quarter and a $35.2 million decrease from the year-earlier amount.

The ADC loans we originate are primarily used for land acquisition, development, and construction of multi-family and residential tract projects and, to a lesser extent, for the construction of owner-occupied one- to four-family homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months and feature a floating rate of interest tied to the prime rate of interest, and a floor. They also generate origination fees that are recorded as interest income and amortized over the life of the loan. At September 30, 2009, 61.7% of the loans in our ADC portfolio were for land acquisition and development; the remaining 38.3% consisted of ADC loans that were provided for the construction of homes and commercial properties. In addition, 95.6% of our ADC loans were secured by properties in the Metro New York region at that date. The loans that we have originated outside our immediate market have generally been made to developers and builders with whom we have had successful lending relationships within our local marketplace.

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

One- to Four-Family Loans

One- to four-family loans represented $226.4 million, or 1.0%, of total loans at the close of the third quarter, down $14.0 million and $39.9 million, respectively, from the balances recorded at June 30, 2009 and December 31, 2008. The reduction in one- to four-family loans was due to repayments. In addition, while we originate one- to four-family loans as a customer service, we do not retain the loans we produce. Rather, one- to four-family loans are originated on a pass-through basis and sold without recourse, servicing released, to a third-party conduit shortly after they close.

Other Loans

Other loans represented $800.4 million, or 3.5%, of total loans at the end of September, signifying three- and nine-month reductions of $14.2 million and $73.1 million, respectively. Commercial and industrial (“C&I”) loans accounted for $674.3 million of other loans at the end of the third quarter, and were up $2.1 million and down $38.8 million from the balances recorded at June 30, 2009 and December 31, 2008, respectively. C&I loan originations totaled $170.2 million in the current third quarter, as compared to $159.2 million and $253.1 million, respectively, in the trailing and year-earlier three months.

A broad range of C&I loans, both collateralized and unsecured, are made available to small and mid-size businesses for working capital, business expansion, and the purchase or lease of machinery and equipment. The purpose of the loan is considered in determining its term and structure, and the pricing is generally tied to LIBOR or the prime rate of interest, plus a spread.

Asset Quality

Net charge-offs totaled $6.4 million in the current third quarter, as compared to $9.2 million and $1.1 million, respectively, in the trailing and year-earlier three months. Notwithstanding the year-over-year increase, the net charge-offs recorded in the current third quarter continued to represent a modest percentage of average loans.

Net charge-offs represented 0.03% of average loans in the current third quarter, as compared to 0.04% and 0.01%, respectively, in the trailing and year-earlier three-month periods. C&I and other consumer loans accounted for $3.5 million and $196,000, respectively, of third quarter 2009 net charge-offs, while CRE loans, ADC loans, and multi-family loans accounted for $321,000, $1.0 million, and $1.4 million, respectively. No one- to four-family loans were charged off during this period.

Non-performing loans totaled $460.4 million at September 30, 2009, including non-accrual mortgage loans of $441.6 million and non-accrual other loans of $18.8 million. A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. At June 30, 2009, non-accrual mortgage and other loans totaled $320.7 million and $19.4 million, respectively; the comparable amounts were $101.9 million and $11.8 million at December 31, 2008. Non-performing loans represented 2.00% of total loans at the end of September, as compared to 1.49% at June 30, 2009 and 0.51% at December 31, 2008. Included in non-accrual mortgage loans at September 30 and June 30, 2009, were $11.2 million and $5.4 million of troubled debt restructurings. We had no troubled debt restructurings at December 31, 2008.

At September 30, 2009, non-performing loans included multi-family loans of $277.0 million, representing 1.7% of total multi-family loans; CRE loans of $69.1 million, representing 1.4% of total CRE loans; and ADC loans of $81.3 million, representing 12.2% of total ADC loans.

In addition, loans 30 to 89 days past due totaled $221.2 million at the end of September, as compared to $163.2 million and $102.8 million, respectively, at June 30, 2009 and December 31, 2008. Such loans are not included in non-performing loans.

Other real estate owned (“ORE”) totaled $15.3 million at September 30, 2009, up $13.8 million from the June 30, 2009 balance and up $14.2 million from the balance at December 31, 2008. ORE refers to properties that are acquired by foreclosure, and is recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property at that time.

The increase in ORE at the end of September was largely due to the foreclosure of a $13.6 million apartment complex (located in southern New Jersey) which the Company has placed under new management. The property is currently in the process of being readied for sale.

Reflecting the increase in non-performing loans and ORE, non-performing assets rose to $475.7 million at the end of September from $341.6 million at June 30, 2009 and $114.8 million at December 31, 2008. The respective amounts were equivalent to 1.45%, 1.04%, and 0.35% of total assets at the corresponding dates.

In accordance with our methodology for determining the allowance for loan losses, we recorded a loan loss provision of $15.0 million in the current third quarter, as compared to $12.0 million and $400,000 in the trailing and year-earlier three months. For the nine months ended September 30, 2009, the provision for loan losses equaled $33.0 million, significantly higher than the $2.1 million provision recorded in the year-earlier nine months.

Reflecting the loan loss provisions and net charge-offs recorded in the current three- and nine-month periods, the allowance for loan losses rose to $106.7 million at the end of September from $98.1 million and $94.4 million, respectively, at June 30, 2009 and December 31, 2008. The loan loss allowance was equivalent to 23.17% of non-performing loans at September 30, 2009, as compared to 28.83% and 83.00%, respectively, at the earlier dates. In addition, the loan loss allowance equaled 0.46% of total loans at the close of the third quarter; at the earlier dates, the loan loss allowance equaled 0.43% of total loans.

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

The following table presents information regarding our consolidated allowance for loan losses, non-performing assets, and loans 30-89 days past due at September 30, 2009 and December 31, 2008:

(dollars in thousands)	At or For the Nine Months Ended September 30, 2009	At or For the Year Ended December 31, 2008
Allowance for Loan Losses:
Balance at beginning of period	$94,368	$92,794
Provision for loan losses	33,000	7,700
Charge-offs:
Multi-family	(8,681)	(175)
Commercial real estate	(321)	(16)
Acquisition, development, and construction	(4,201)	(2,517)
1-4 family	(203)	—
Other loans	(7,351)	(3,460)

Total charge-offs	(20,757)	(6,168)
Recoveries	48	42

Balance at end of period	$106,659	$94,368

Non-performing Assets:
Non-accrual mortgage loans:
Multi-family	$277,030	$53,153
Commercial real estate	69,110	12,785
Acquisition, development, and construction	81,276	24,839
1-4 family	14,159	11,155

Total non-accrual mortgage loans (1)	441,575	101,932
Other non-accrual loans	18,800	11,765

Total non-performing loans	460,375	113,697
Other real estate owned	15,279	1,107

Total non-performing assets	$475,654	$114,804

Ratios:
Non-performing loans to total loans	2.00%	0.51%
Non-performing assets to total assets	1.45	0.35
Allowance for loan losses to non-performing loans	23.17	83.00
Allowance for loan losses to total loans	0.46	0.43
Net charge-offs to average loans	0.09 (2)	0.03

Loans 30-89 Days Past Due:
Multi-family	$168,914	$37,266
Commercial real estate	20,638	29,090
Acquisition, development, and construction	10,816	21,380
1-4 family	5,816	4,885
Other loans	15,040	10,170

Total loans 30-89 days past due	$221,224	$102,791

(1)	The September 30, 2009 amount includes troubled debt restructurings of $11.2 million. There were no troubled debt restructurings included in non-accrual mortgage loans at December 31, 2008.
(2)	Presented on a non-annualized basis.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction primarily has been due to (1) the nature of our primary lending niche, i.e., multi-family loans collateralized by non-luxury residential apartment buildings in the New York Metropolitan region having a preponderance of apartments with below-market rents; and (2) our conservative underwriting practices that require, among other things, low LTV ratios. In view of these factors, we believe that a significant increase in non-performing loans will not necessarily result in a comparable increase in losses and, accordingly, will not necessarily require a significant increase in our loan loss allowance. As indicated, while non-performing loans represented 2.00% of total loans at September 30, 2009, the ratio of net charge-offs to average loans for the nine months ended at that date was 0.09%.

At September 30, 2009, approximately 75% of the multi-family loan portfolio was secured by properties in New York City, with Manhattan accounting for approximately 32% of the New York City portfolio. In New York City, the amount of rent that tenants may be charged on the apartments in certain buildings is restricted under certain rent-control or rent-stabilization laws. As a result, the average rents that tenants pay in such apartments are generally below current market rates. Buildings with a preponderance of such rent-regulated apartments are, therefore, less likely to experience vacancies in times of economic adversity.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum debt service coverage ratio of 130% and a maximum LTV ratio of 65%. In addition, the origination of CRE loans typically requires an assignment of the rents and/or leases.

Despite the rise in non-performing loans in the first nine months of this year, our analyses indicated only limited impairment. This was primarily due to the strength of the underlying collateral for our loans and the collateral structure upon which our loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss. In many cases, low LTV ratios result in fewer loans with “walk-away potential.” Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Similarly, an increase in CRE loan originations would not necessarily be expected to result in a corresponding increase in our loan loss allowance for such loans. At December 31, 2008, CRE loans represented 20.5% of loans outstanding, a 171-basis point increase from the year-earlier amount. At September 30, 2009, the percentage of CRE loans to total loans was a nominally higher 21.2%. In addition, charge-offs of CRE loans totaled $321,000 in the current nine-month period and $16,000 in the twelve months ended December 31, 2008. We believe this favorable loan loss experience reflects our historical practice of underwriting CRE loans in accordance with similar standards to those that we follow in underwriting our multi-family loans. Furthermore, our allowance for loan losses at the end of September was 16.6 times greater than the level of net charge-offs recorded in the third quarter of 2009.

In the first nine months of 2009, we continued to de-emphasize the production of ADC, one- to four-family, and other loans in order to mitigate credit risk in the loan portfolio. At September 30, 2009, ADC, one- to four-family, and other loans represented 2.9%, 1.0%, and 3.5%, respectively, of loans outstanding, as compared to 3.5%, 1.2%, and 3.9%, respectively, at December 31, 2008. At September 30, 2009, 12.2%, 6.3%, and 2.3% of ADC, one- to four-family, and other loans were non-performing, respectively. Although ADC, one- to four-family, and other loans each represented a smaller percentage of loans outstanding, the level of the loan loss allowance for such loans increased at the end of the third quarter, reflecting the trend in non-performing loans and our ongoing assessment of the risk inherent in these portfolios.

As a result of these factors, we believe that an increase in our ratio of non-performing loans to total loans would not necessarily result in a comparable increase in our allowance for loan losses or in the provision for loan losses recorded in any given period. The allowance for loan losses is determined in accordance with the methodology described earlier in this report under “Critical Accounting Policies.”

Securities

Securities represented $5.5 billion, or 16.6%, of total assets at September 30, 2009, and were down $183.9 million and $446.5 million, respectively, from the balances recorded at June 30, 2009 and December 31, 2008.

Available-for-sale securities represented $813.0 million, or 14.9%, of total securities at the close of the third quarter, and were down $36.1 million and $197.5 million, respectively, over the three- and nine-month periods. Held-to-maturity securities accounted for the remaining $4.6 billion of total securities at the end of September, down $147.7 million on a linked-quarter basis and $249.0 million from the year-end 2008 amount. In view of the volatility and uncertainty in the financial markets, we have been limiting our securities investments to government-sponsored enterprise (“GSE”) securities for several quarters. Accordingly, approximately 90% of the securities portfolio consisted of GSE securities at September 30, 2009.

At the end of the third quarter, mortgage-related securities represented $701.2 million, or 86.3%, of available-for-sale securities and $2.6 billion, or 56.3%, of securities held to maturity. Other securities accounted for $111.8 million of available-for-sale securities and for $2.0 billion of held-to-maturity securities at the same date. At September 30, 2009, the respective fair values of mortgage-related securities and other securities held to maturity were $2.7 billion and $2.0 billion, representing 103.6% and 96.9% of their respective carrying amounts.

The estimated weighted average life of the available-for-sale securities portfolio was 3.9 years at the close of the current third quarter, as compared to 3.9 years at June 30, 2009 and 5.6 years at December 31, 2008. The estimated weighted average life of available-for-sale mortgage-related securities was 3.0 years at the end of September, as compared to 3.0 years and 5.0 years, respectively, at the earlier dates.

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

Deposits totaled $14.5 billion at the end of September, signifying a three-month increase of $113.8 million and a nine-month increase of $92.3 million. Certificates of deposit (“CDs”) totaled $5.8 billion at that date, and were down $275.8 million and $1.0 billion, respectively, from the balances recorded at June 30, 2009 and December 31, 2008. Included in the September 30, 2009 amount were brokered CDs of $696.2 million, signifying a three-month decrease of $65.3 million and a nine-month decrease of $903.1 million.

Core deposits (defined as all deposits other than CDs) represented $8.7 billion, or 60.1%, of total deposits at the end of September, up $389.7 million and $1.1 billion, respectively, from the balances at June 30, 2009 and December 31, 2008. The three-month increase was primarily due to a $260.2 million rise in NOW and money market accounts to $4.7 billion, including a $413.8 million increase in brokered NOW and money market accounts to $2.2 billion. In addition, savings accounts rose $124.7 million to $2.9 billion and non-interest-bearing accounts rose $4.8 million to $1.1 billion in the third quarter of 2009.

The nine-month increase in core deposits reflects an $865.7 million rise in NOW and money market accounts, including a $657.2 million increase in brokered NOW and money market accounts. While savings accounts rose $249.3 million from the year-end 2008 balance, non-interest-bearing accounts declined $3.5 million during this time.

At September 30, 2009, borrowed funds totaled $13.9 billion, representing a three-month decrease of $195.1 million and an increase of $367.2 million over the nine-month period. Wholesale borrowings accounted for $12.8 billion of the September 30, 2009 total, and were down $146.4 million and up $416.1 million, respectively, from the June 30, 2009 and December 31, 2008 amounts.

Junior subordinated debentures and other borrowings totaled $435.2 million and $669.5 million, respectively, at the close of the current third quarter. The September 30th balance of junior subordinated debentures was down $48.8 million and $49.0 million, respectively, from the balances recorded at June 30, 2009 and December 31, 2008. The decline in junior subordinated debentures was due to the Company’s strategic exchange of BONUSES units for common stock in August. In connection with the exchange, trust preferred securities totaling $48.6 million with an annual rate of 6.0% were extinguished, reducing not only the balance, but also the average cost of borrowed funds.

Loan repayments generated cash flows of $660.2 million in the current third quarter, bringing the nine-month total to $1.8 billion. Securities generated cash flows of $182.4 million in the current third quarter, increasing the nine-month total to $2.2 billion. The cash flows from each of these sources were primarily invested in loan production and, to a lesser extent, in GSE securities.

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

Market Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents a significant market risk. Changes in market interest rates represent the greatest challenge to our financial performance, because such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Board of Directors and management monitor interest rate sensitivity on a regular and as needed basis so that adjustments in the asset and liability mix of each entity can be made when deemed appropriate.

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

To manage our interest rate risk in the current third quarter, we continued to pursue certain core components of our business model: (1) We placed an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized the cash flows from loan and securities repayments to fund our loan production, as well as our more limited investments in GSE securities; (3) We capitalized on the low level of the federal funds rate to reduce our retail funding costs; and (4) We utilized wholesale funding sources, most notably FHLB-NY advances and brokered deposits, to support our loan production when such funding presented an attractively priced alternative or supplement to retail funds. In addition, we extinguished trust preferred securities of $48.6 million with an annual rate of 6.0% in connection with the exchange of 1.4 million BONUSES units for common stock.

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

At September 30, 2009, our one-year gap was a negative 3.77%, as compared to a negative 3.33% at June 30, 2009 and a positive 0.16% at December 31, 2008.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2009 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 18% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At September 30, 2009
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$2,664,274	$4,531,056	$9,415,727	$5,219,489	$358,613	$389,192	$22,578,351
Mortgage-related securities(2)(3)	277,677	628,061	1,173,508	642,035	495,075	96,327	3,312,683
Other securities and money market investments(2)	702,415	4,000	27,500	595,400	1,202,296	41,872	2,573,483

Total interest-earning assets	3,644,366	5,163,117	10,616,735	6,456,924	2,055,984	527,391	28,464,517

INTEREST-BEARING LIABILITIES:
NOW and Super NOW accounts	14,132	42,395	104,715	94,505	486,636	388,146	1,130,529
Money market accounts	2,225,554	209,767	402,753	257,762	443,923	14,319	3,554,078
Savings accounts	482,631	91,092	224,998	203,061	1,045,618	833,993	2,881,393
Certificates of deposit	2,209,558	2,653,542	740,393	155,386	11,922	—	5,770,801
Borrowed funds	1,719,469	400,411	766,359	1,275,000	9,412,042	290,639	13,863,920

Total interest-bearing liabilities	6,651,344	3,397,207	2,239,218	1,985,714	11,400,141	1,527,097	27,200,721

Interest rate sensitivity gap per period(4)	$(3,006,978)	$1,765,910	$8,377,517	$4,471,210	$(9,344,157)	$(999,706)	$1,263,796

Cumulative interest sensitivity gap	$(3,006,978)	$(1,241,068)	$7,136,449	$11,607,659	$2,263,502	$1,263,796

Cumulative interest sensitivity gap as a percentage of total assets	(9.14)%	(3.77)%	21.70%	35.30%	6.88%	3.84%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	54.79%	87.65%	158.08%	181.32%	108.82%	104.65%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB-NY stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at September 30, 2009, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Net Portfolio Value
+200	(16.55)%
+100	(7.16)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2009, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(2.27)%
+100 over one year	(1.05)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in greater changes to our gap, NPV, and/or net interest income simulation.

Liquidity, Off-Balance-Sheet Arrangements and Contractual Commitments, and Capital Position

Liquidity

On a consolidated basis, we manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by erratic loan and deposit demand, among other factors.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $153.8 million at September 30, 2009, as compared to $162.8 million at June 30, 2009 and $203.2 million at December 31, 2008. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $813.0 million at the close of the third quarter, as compared to $849.1 million and $1.0 billion, respectively, at the earlier period-ends.

In the first nine months of 2009, our loan and securities portfolios continued to be significant sources of liquidity, with loan repayments generating cash flows of $1.8 billion and the securities portfolio generating cash flows of $2.2 billion. Included in the respective amounts were third quarter cash flows of $660.2 million and $182.4 million.

Additional liquidity stems from the deposits we gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

Our primary investing activity is loan production, and in the first nine months of 2009, the volume of loans originated exceeded the volume of loan repayments received. In the nine months ended September 30, 2009, the net cash used in investing activities totaled $466.2 million. During this time, our financing activities provided net cash of $307.6 million and our operating activities provided net cash of $109.2 million.

CDs due to mature in one year or less from September 30, 2009 totaled $4.9 billion, representing 84.3% of total CDs at that date. The average cost of the CDs due to mature within 12 months of the end of September was 2.05%. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. As previously mentioned, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Company is responsible for paying any dividends declared to our shareholders. Dividends from the Banks are the Company’s primary source of income. The amount of dividends that each Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the New York Superintendent of Banks, cannot exceed the total of the respective Bank’s net income for that year, combined with its retained profits for the preceding two calendar years, less prior dividends paid. On a stand-alone basis, the Company had liquid assets of $66.7 million at September 30, 2009, as compared to $129.3 million at December 31, 2008.

Off-Balance-Sheet Arrangements and Contractual Commitments

At September 30, 2009, we had outstanding loan commitments of $1.2 billion and outstanding letters of credit totaling $54.2 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current third quarter were comparable to the amounts at December 31, 2008, disclosed in our 2008 Annual Report on Form 10-K.

Capital Position

We recorded stockholders’ equity of $4.3 billion at the close of the third quarter, representing a $129.9 million increase from the June 30, 2009 balance and a $121.3 million increase from the balance recorded at December 31, 2008. The September 30th balance was equivalent to 13.20% of total assets and a book value of $12.21 per share. By comparison, the June 30th balance was equivalent to 12.81% of total assets and a book value of $12.21 per share; the December 31, 2008 balance was equivalent to 13.00% of total assets and a book value of $12.25 per share.

We calculate book value per share by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then dividing our total stockholders’ equity by the resultant number of shares. The number of unallocated ESOP shares at September 30, 2009, June 30, 2009 and December 31, 2008 was 382,261; 465,275; and 631,303, respectively. We calculate book value per share in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding. The number of shares outstanding at the end of September included 4.8 million shares that were issued in connection with the exchange of 1.4 million BONUSES units totaling $39.1 million, and 5.9 million shares totaling $64.7 million that were issued through the direct stock purchase feature of our DRP.

Excluding goodwill of $2.4 billion and CDI of $71.2 million, we reported tangible stockholders’ equity of $1.8 billion at September 30, 2009, equivalent to 6.03% of tangible assets and a tangible book value per share of $5.16. By comparison, tangible stockholders’ equity totaled $1.7 billion at both June 30, 2009 and December 31, 2008, equivalent to 5.59% and 5.66%, respectively, of tangible assets and a tangible book value per share of $4.92 at each period-end.

Excluding AOCL of $68.4 million, our adjusted tangible stockholders’ equity was equivalent to 6.25% of adjusted tangible assets at September 30, 2009. Excluding AOCL of $76.3 million and $87.3 million, the ratios of adjusted tangible stockholders’ equity to adjusted tangible assets were 5.83% and 5.94% at June 30, 2009 and December 31, 2008, respectively. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures provided earlier in this report.)

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at September 30, 2009. On a consolidated basis, our leverage capital equaled $2.4 billion, representing 7.93% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $2.4 billion and $2.5 billion, representing 11.58% and 12.09%, respectively, of risk-weighted assets. At December 31, 2008, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $2.3 billion, $2.3 billion, and $2.4 billion, representing 7.84% of adjusted average assets, 11.49% of risk-weighted assets, and 11.96% of risk-weighted assets, respectively.

In addition, as of September 30, 2009, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2009 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At September 30, 2009
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,406,920	7.93%	$2,406,920	11.58%	$2,513,579	12.09%
Regulatory capital requirement	1,214,283	4.00	831,393	4.00	1,662,785	8.00

Excess	$1,192,637	3.93%	$1,575,527	7.58%	$850,794	4.09%

Regulatory Capital Analysis (the Community Bank)

	At September 30, 2009
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$2,113,052	7.41%	$2,113,052	11.02%	$2,208,988	11.52%
Regulatory capital requirement	1,140,781	4.00	766,745	4.00	1,533,490	8.00

Excess	$972,271	3.41%	$1,346,307	7.02%	$675,498	3.52%

Regulatory Capital Analysis (the Commercial Bank)

	At September 30, 2009
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$270,504	10.84%	$270,504	12.49%	$281,811	13.01%
Regulatory capital requirement	99,852	4.00	86,616	4.00	173,233	8.00

Excess	$170,652	6.84%	$183,888	8.49%	$108,578	5.01%

Earnings Summary for the Three Months Ended September 30, 2009

We recorded net income of $98.6 million in the current third quarter, up from $56.4 million and $58.1 million, respectively, in the trailing and year-earlier three months. The third quarter 2009 amount was equivalent to $0.28 per basic and diluted share, an increase from $0.16 and $0.17, respectively, in the earlier periods.

Our third quarter 2009 earnings reflect the benefit of a $13.3 million, or $0.04 per basic and diluted share, adjustment to income tax expense that was primarily due to the resolution of various tax audits, together with a $3.4 million, or $0.01 per basic and diluted share, after-tax gain on the aforementioned BONUSES unit exchange. These contributions to earnings more than offset the impact of an after-tax loss of $7.9 million, or $0.02 per basic and diluted share, on the OTTI of certain investment securities. In the trailing and year-earlier third quarters, our earnings were reduced by respective after-tax OTTI losses of $24.2 million and $26.7 million that were equivalent to $0.07 and $0.08 per basic and diluted share.

These factors aside, our earnings growth was largely fueled by an increase in net interest income and supplemented, on a linked-quarter basis, by a modest increase in non-interest income and a decline in non-interest expense. The growth of our earnings was somewhat constrained by an increase in our provision for loan losses, and by higher FDIC insurance premiums.

Net Interest Income

Net interest income is our primary source of income. Its level is largely a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by the pricing and mix of our interest-earning assets and interest-bearing liabilities which, in turn, may be impacted by such external factors as economic conditions, competition for loans and deposits, market interest rates, and the monetary policy of the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board of Governors.

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate —the rate at which banks borrow funds overnight from one another— as it deems necessary. As a result of the economic crisis, the federal funds rate was reduced in 2008 from 4.25% at the start of January to a range of zero to 0.25% on December 16th of that year. The federal funds rate has remained at this level since that date.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. The average yield on the multi-family and CRE loans originated during the third quarter of 2009 was 5.85%, exceeding the average five-year CMT by 338 basis points, as compared to 379 basis points in the trailing quarter and 275 basis points in the third quarter of 2008.

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

Net interest income rose to $226.4 million in the current third quarter from $217.6 million and $181.9 million, respectively, in the trailing and year-earlier three months. The linked-quarter and year-over-year increases were driven by a combination of factors, including an increase in the average balance of loans; a reduction in the cost of retail and wholesale funding; and the extinguishment of certain trust preferred securities in connection with the aforementioned BONUSES unit exchange. The increase in net interest income was somewhat constrained by the low level of prepayment penalty income recorded and by the reversal of interest on loans that transitioned to non-accrual status.

Year-over-Year Comparison

Interest income rose $4.5 million year-over-year to $402.9 million, as a $1.5 billion increase in the average balance of interest-earning assets to $28.8 billion exceeded the impact of a 25-basis point reduction in the average yield to 5.60%.

The interest income produced by loans rose $10.3 million year-over-year, to $327.1 million, as the average balance rose $1.7 billion to $22.8 billion, more than offsetting the impact of a 27-basis point drop in the average yield on such assets, to 5.75%. The increase in the interest income produced by loans occurred despite a $1.6 million decline in prepayment penalty income to $2.3 million, as the economic environment continued to inhibit refinancing activity. Prepayment penalty income added five basis points to the average yield on loans in the current third quarter, down from seven basis points in the three months ended September 30, 2008. The interest income generated by loans was also reduced by the reversal of interest income on loans that moved to non-accrual status during the three months ended September 30, 2009.

The interest income produced by securities and money market investments fell $5.8 million year-over-year to $75.8 million, as the average balance declined $214.3 million to $6.0 billion, and the average yield on such assets fell 20 basis points to 5.06%.

Interest expense fell $39.9 million year-over-year to $176.6 million, as the impact of a $1.7 billion increase in the average balance of interest-bearing liabilities was exceeded by the benefit of a 79-basis point decrease in the average cost of funds, to 2.58%. In addition to the historically low federal funds rate, the lower cost reflects the strategic run-off of higher-cost CDs and our exchange of BONUSES units for common stock in August of this year. In connection with the exchange, trust preferred securities totaling $48.6 million with an annual rate of 6.0% were extinguished, contributing to the reduction in the average cost of borrowed funds. The year-over-year reduction in the average cost of funds also reflects the continued benefit of the strategic debt repositioning in the second quarter of 2008.

While the average balance of borrowed funds rose $1.5 billion year-over-year, to $14.3 billion, the average cost of such funds fell 45 basis points during this time, to 3.62%. As a result, the interest expense produced by borrowed funds in the current third quarter totaled $130.0 million, comparable to the $130.1 million produced by borrowed funds in the year-earlier three months.

The interest expense produced by interest-bearing deposits totaled $46.5 million in the current third quarter, a $39.9 million reduction from the year-earlier amount. While the average balance rose $113.0 million year-over-year, to $12.9 billion, the impact of this increase was substantially exceeded by a 125-basis point drop in the average cost of such funds to 1.43%.

CDs accounted for $35.5 million of the interest expense generated by deposits, representing a year-over-year reduction of $31.8 million, or 47.3%. The reduction was the result of a $1.1 billion decline in the average balance of such deposits, coupled with a 146-basis point decline in the average cost to 2.40%. At September 30, 2009, $4.9 billion of CDs with an average interest rate of 2.05% were scheduled to mature in the next four quarters. As a result, the Company currently expects to see a further decline in the cost of such funds, absent an increase in the federal funds rate during that time.

NOW and money market accounts produced $7.4 million of the interest expense generated in the current third quarter, a $6.0 million decrease year-over-year. Although the average balance of NOW and money market accounts rose $1.1 billion to $4.3 billion, the average cost of such funds fell 100 basis points to 0.69%.

Similarly, the interest expense produced by savings accounts fell $2.1 million to $3.7 million, the net effect of a $61.9 million increase in the average balance to $2.8 billion and a 32-basis point drop in the average cost to 0.52%.

Including average non-interest-bearing accounts of $1.1 billion and $1.3 billion, respectively, in the current and year-earlier third quarters, the average cost of deposits equaled 1.31% and 2.44% in the three months ended September 30, 2009 and 2008.

The same factors that contributed to the year-over-year increase in third quarter 2009 net interest income contributed to the expansion of our interest rate spread and net interest margin. At 3.02%, the current third quarter spread was 54 basis points wider than the year-earlier measure, and at 3.17%, the margin was up 49 basis points. Prepayment penalty income contributed four basis points to the current third quarter margin, as compared to five basis points in the third quarter of 2008.

Linked-Quarter Comparison

On a linked-quarter basis, net interest income rose $8.8 million, the result of a $1.2 million increase in interest income and a $7.5 million reduction in interest expense.

The linked-quarter rise in interest income was the net effect of a $336.6 million increase in the average balance of interest-earning assets and a five-basis point decrease in the average yield. While the average balance of loans rose $380.9 million over the course of the quarter, the average yield on such assets held steady at 5.75%. As a result, the interest income produced by loans rose $5.5 million on a linked-quarter basis, exceeding the impact of a $4.2 million decline in the interest income produced by securities and money market investments. The latter decline was attributable to a 25-basis point decline in the average yield on securities and money market investments, coupled with a $44.4 million decline in the average balance of such funds.

The linked-quarter reduction in interest expense was the net effect of a $475.0 million increase in the average balance of interest-bearing liabilities and an 18-basis point reduction in the average cost of funds. During this time, the interest expense produced by borrowed funds rose $1.4 million, as a $569.1 million increase in the average balance exceeded the benefit of a 15-basis point drop in the average cost of such funds. However, the interest expense produced by interest-bearing deposits declined by $8.9 million, the result of a $94.1 million reduction in the average balance and a 28-basis point decline in the average cost.

The interest expense produced by CDs fell $9.1 million linked-quarter, as the average balance declined $441.0 million and the average cost of such funds fell 44 basis points. This reduction in CD-generated interest expense was tempered by modest increases in the interest expense produced by NOW and money market accounts and savings accounts, as the average balances of such funds rose $235.4 million and $111.5 million, respectively, more than offsetting average cost reductions of four and one basis points. Including average non-interest-bearing deposits of $1.1 billion and $1.2 billion, the average cost of deposits declined to 1.31% in the current third quarter from 1.56% in the second quarter of this year.

In addition, our interest rate spread rose 13 basis points linked-quarter, while our margin rose 11 basis points.

The following tables set forth certain information regarding our average balance sheets for the periods indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis (Year-over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended September 30,
	2009				2008
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net(1)	$22,763,695	$327,120	5.75%		$21,032,989	$316,780	6.02%
Securities and money market investments(2)(3)	5,991,637	75,816	5.06		6,205,941	81,619	5.26

Total interest-earning assets	28,755,332	402,936	5.60		27,238,930	398,399	5.85
Non-interest-earning assets	4,058,176				4,046,868

Total assets	$32,813,508				$31,285,798

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$4,273,603	$7,380	0.69%		$3,139,091	$13,346	1.69%
Savings accounts	2,810,906	3,687	0.52		2,748,996	5,814	0.84
Certificates of deposit	5,854,953	35,482	2.40		6,938,374	67,274	3.86

Total interest-bearing deposits	12,939,462	46,549	1.43		12,826,461	86,434	2.68
Borrowed funds	14,265,133	130,027	3.62		12,722,990	130,086	4.07

Total interest-bearing liabilities	27,204,595	176,576	2.58		25,549,451	216,520	3.37
Non-interest-bearing deposits	1,129,061				1,267,872
Other liabilities	273,816				249,507

Total liabilities	28,607,472				27,066,830
Stockholders’ equity	4,206,036				4,218,968

Total liabilities and stockholders’ equity	$32,813,508				$31,285,798

Net interest income/interest rate spread		$226,360	3.02%			$181,879	2.48%

Net interest-earning assets/net interest margin	$1,550,737		3.17%		$1,689,479		2.68%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	September 30, 2009				June 30, 2009
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net(1)	$22,763,695	$327,120	5.75%		$22,382,786	$321,640	5.75%
Securities and money market investments(2)(3)	5,991,637	75,816	5.06		6,035,990	80,056	5.31

Total interest-earning assets	28,755,332	402,936	5.60		28,418,776	401,696	5.65
Non-interest-earning assets	4,058,176				3,958,436

Total assets	$32,813,508				$32,377,212

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$4,273,603	$7,380	0.69%		$4,038,172	$7,314	0.73%
Savings accounts	2,810,906	3,687	0.52		2,699,431	3,565	0.53
Certificates of deposit	5,854,953	35,482	2.40		6,295,936	44,617	2.84

Total interest-bearing deposits	12,939,462	46,549	1.43		13,033,539	55,496	1.71
Borrowed funds	14,265,133	130,027	3.62		13,696,028	128,615	3.77

Total interest-bearing liabilities	27,204,595	176,576	2.58		26,729,567	184,111	2.76
Non-interest-bearing deposits	1,129,061				1,217,281
Other liabilities	273,816				239,840

Total liabilities	28,607,472				28,186,688
Stockholders’ equity	4,206,036				4,190,524

Total liabilities and stockholders’ equity	$32,813,508				$32,377,212

Net interest income/interest rate spread		$226,360	3.02%			$217,585	2.89%

Net interest-earning assets/net interest margin	$1,550,737		3.17%		$1,689,209		3.06%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

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

Reflecting management’s assessment, which considered the severity of the current credit cycle and the increase in non-performing loans and net charge-offs, among other factors, we recorded a $15.0 million provision for loan losses in the current third quarter, exceeding the trailing quarter amount by $3.0 million and the third quarter 2008 amount by $14.6 million. As a result of the loan loss provision and net charge-offs recorded in the current third quarter, the allowance for loan losses rose $8.6 million from the balance at the close of the second quarter to $106.7 million at September 30, 2009.

Together with management, the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors and the Credit Committee of the Commercial Bank’s Board of Directors monitor the loan loss allowance on a regular basis, and believe that the balance at September 30, 2009 represents the best estimate of losses inherent in the portfolio at that date, given the nature of our lending niche, the standards we follow in underwriting our loans, and our evaluation of the other factors considered in determining its adequacy.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the discussion of asset quality in the balance sheet summary.

Non-interest Income (Loss)

The Company has three primary components of non-interest income: fee income, income from bank-owned life insurance (“BOLI”), and other income, primarily consisting of revenues from the sale of third-party investment products and revenues from the Company’s investment advisory subsidiary, Peter B. Cannell & Co., Inc. (“PBC”). The non-interest income from these three primary revenue sources totaled $22.6 million in the current third quarter, as compared to $22.0 million and $24.8 million, respectively, in the trailing and year-earlier three months.

While the linked-quarter increase reflected modest improvements in fee income, BOLI income, and other income, the year-over-year decrease was primarily due to a $1.4 million decline in other income to $6.0 million as revenues from PBC and the sale of third-party investment products fell $372,000 and $950,000, respectively. The year-over-year declines in fee income and BOLI income were more modest, with fee income falling $720,000 to $9.7 million and BOLI income dropping $107,000, to $6.9 million during this time.

In addition, we recorded a $5.7 million gain in connection with the exchange of BONUSES units, which tempered the impact of a $13.3 million OTTI loss.

Reflecting these items and the combined revenues from fee income, BOLI income, and other income, non-interest income totaled $15.1 million in the three months ended September 30, 2009.

In the second quarter of 2009, the combined revenues from fee income, BOLI income, and other income were exceeded by an OTTI loss of $39.7 million; similarly, the Company recorded an OTTI loss of $44.2 million in the third quarter of 2008. As a result, the Company recorded respective non-interest losses of $17.7 million and $19.3 million in the three months ended June 30, 2009 and September 30, 2008.

The following table summarizes the components of non-interest income (loss) for the three months ended September 30, 2009, June 30, 2009, and September 30, 2008:

	For the Three Months Ended
(in thousands)	September 30, 2009	June 30, 2009	September 30, 2008
Fee income	$9,682	$9,282	$10,402
BOLI income	6,914	6,728	7,021
Gain on debt exchange	5,717	—	—
Loss on OTTI of securities	(13,275)	(39,728)	(44,160)
Other income:
PBC	2,839	2,509	3,211
Third-party investment product sales	2,425	2,732	3,375
Gain on sale of 1-4 family and other loans	251	—	84
Other	519	766	735

Total other income	6,034	6,007	7,405

Total non-interest income (loss)	$15,072	$(17,711)	$(19,332)

Non-interest Expense

Non-interest expense generally consists of two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

In the current third quarter, non-interest expense totaled $95.5 million, down $11.9 million from the trailing-quarter level, and up $11.1 million from the level recorded in the third quarter of 2008. Operating expenses accounted for $90.1 million of non-interest expense in the current third quarter, representing a linked-quarter reduction of $11.9 million and an $11.5 million increase from the year-earlier amount. CDI amortization totaled $5.4 million in the current third quarter, down from $5.5 million and $5.8 million, respectively, in the trailing and year-earlier three months.

In the second quarter of 2009, our operating expenses were increased by an FDIC special assessment of $14.0 million; an additional $801,000 was recorded for this purpose in the third quarter of 2009. Primarily, reflecting the FDIC special assessment, G&A expense totaled $26.3 million in the current third quarter, down $12.7 million on a linked-quarter basis and up $8.1 million year-over-year. The year-over-year increase in G&A expense was largely due to the increase in ongoing FDIC insurance premiums.

Compensation and benefits expense totaled $46.1 million in the current third quarter, up $1.0 million and $3.3 million, respectively, from the levels recorded in the trailing and year-earlier three months. These increases were attributable to various factors, including normal salary increases and the granting of incentive stock awards. In addition, while the number of full time equivalent employees was fairly constant, at 2,547, we expanded our team of loan work-out specialists in recent quarters, in view of the continued economic weakness in our marketplace.

The linked-quarter increase in compensation and benefits expense was partly offset by a $207,000 reduction in occupancy and equipment expense to $17.7 million. Year-over-year, occupancy and equipment expense rose $115,000.

The FDIC has proposed a plan to replenish the Bank Insurance Fund, which has been partially depleted as a consequence of the number of failed banks and thrifts in 2009 to date. Rather than impose a special assessment, as it did in the second quarter, the FDIC is calling for all FDIC-insured banks to prepay their 2010, 2011, and 2012 deposit insurance premiums on December 30, 2009. Pending approval of this proposal, we anticipate that the total amount of our FDIC insurance premium prepayment will be approximately $120.0 million. The prepayment would be reduced as the actual assessment amounts are recognized as G&A expense.

Income Tax Expense

Income tax expense, which consists of federal, state, and local taxes, totaled $32.4 million in the current third quarter, as compared to $24.0 million and $19.7 million, respectively, in the trailing and year-earlier three months.

Although pre-tax income rose $53.1 million year-over-year and $50.5 million linked quarter, to $131.0 million, the level of income tax expense recorded in the current third quarter reflects the benefit of the aforementioned $13.3 million tax adjustment which was attributable to the resolution of various tax audits.

Similarly, the effective tax rate declined to 24.73% in the current third quarter, from 29.85% and 25.38%, respectively, in the trailing and year-earlier three months. The effective tax rate for the second quarter of this year reflected the application of a higher marginal tax rate in determining the tax benefit attributable to the OTTI loss and the FDIC special assessment recorded during that period.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, we recorded net income of $243.7 million, or $0.70 per basic and diluted share. In contrast, we recorded a net loss of $24.3 million, or $0.08 per basic and diluted share, in the first nine months of 2008.

Our nine-month 2009 earnings were reduced by OTTI losses totaling $53.0 million and by the FDIC special assessment of $14.8 million. After-tax, the OTTI losses and the FDIC special assessment equaled $32.1 million and $8.9 million, respectively, equivalent to $0.09 and $0.03 per basic and diluted share. The impact of these items on our nine-month 2009 earnings was tempered by the benefit of a combined $14.3 million, or $0.04 per basic and diluted share, adjustment to income tax expense recorded in the second and third quarters of this year. The net effect of the OTTI losses, the FDIC special assessment, and the favorable income tax expense adjustment was a $26.7 million, or $0.08 per basic and diluted share, reduction in net income for the nine months ended September 30, 2009.

Aside from these factors, the earnings we recorded in the current nine-month period were driven by higher net interest income, which exceeded the combined impact of an increase in the provision for loan losses, a decline in non-interest income, and an increase in non-interest expense.

The net loss recorded in the first nine months of 2008 was attributable to OTTI losses of $93.8 million; a debt repositioning charge of $325.0 million; and a $3.4 million litigation settlement charge. On an after-tax basis, the respective charges were equivalent to $56.5 million, $199.2 million, and $2.3 million, or $0.17, $0.60, and $0.01 per basic and diluted share, respectively. Combined, these after-tax items reduced our nine-month 2008 earnings by $258.0 million, or $0.78 per basic and diluted share. A gain on debt redemption and a gain relating to our membership interest in Visa added $0.01 to our basic and diluted earnings per share in the same nine-month period.

The aforementioned debt repositioning charge was recorded in the second quarter of 2008 in connection with the strategic prepayment of $4.0 billion of wholesale and other borrowed funds with an average cost of 5.19%. The $325.0 million pre-tax charge included $39.6 million that was recorded in interest expense for the prepayment of wholesale borrowings totaling $700.0 million, and $285.4 million that was recorded in non-interest expense for the prepayment of $3.3 billion of wholesale and other borrowed funds. By June 30, 2008, $3.8 billion of the prepaid borrowings had been replaced by FHLB-NY advances and repurchase agreements featuring substantially lower interest rates.

To offset the impact of the $199.2 million after-tax debt repositioning charge on stockholders’ equity, the Company issued 17.9 million shares in a follow-on common stock offering, which generated net proceeds of $339.2 million in the second quarter of 2008. The remaining net proceeds of $140.0 million represented a direct contribution to stockholders’ equity at June 30, 2008.

Net Interest Income

We recorded net interest income of $650.9 million in the current nine-month period, signifying a $177.0 million, or 37.3%, increase from the year-earlier amount. The increase was the combined effect of a $10.7 million rise in interest income to $1.2 billion and a $166.3 million reduction in interest expense to $553.9 million. In the nine months ended September 30, 2008, interest expense was increased by the $39.6 million debt repositioning charge recorded in connection with the second quarter prepayment of $700.0 million of wholesale borrowings.

The increase in nine-month 2009 interest income was the net effect of a $1.6 billion rise in the average balance of interest-earning assets to $28.5 billion, and a 29-basis point drop in the average yield to 5.64%.

Loans generated interest income of $970.5 million in the current nine-month period, representing a $30.3 million increase from the year-earlier amount. The increase was driven by a $1.8 billion rise in the average loan balance to $22.4 billion, which more than offset the impact of a 32-basis point decline in the average yield on such assets to 5.77%. The lower yield partly reflected a $16.8 million decline in prepayment penalty income to $5.6 million, an indication of the decline in refinancing activity. Prepayment penalty income added three basis points to the average yield on loans in the current nine-month period, down from 14 basis points in the nine months ended September 30, 2008.

Securities and money market investments produced interest income of $234.3 million in the current nine-month period, representing a year-over-year reduction of $19.6 million. The reduction was the result of a $206.9 million decline in the average balance of such assets to $6.1 billion and a 25-basis point decline in the average yield to 5.14%.

The year-over-year decline in interest expense was the net effect of a $1.8 billion increase in average interest-bearing liabilities to $26.9 billion and a 108-basis point decline in the average cost of funds to 2.75%. The aforementioned debt repositioning charge added 21 basis points to the average cost of funds in the nine months ended September 30, 2008.

Interest-bearing deposits generated nine-month 2009 interest expense of $166.5 million, signifying a year-over-year reduction of $101.4 million. The reduction was the net effect of a $569.8 million increase in the average balance of such funds to $12.9 billion and a 118-basis point decline in the average cost to 1.73%. The higher average balance was due to a $1.1 billion rise in average NOW and money market accounts to $4.0 billion and a $91.1 million increase in average savings accounts to $2.7 billion. These increases more than offset the impact of a $592.2 million decline in average CDs to $6.2 billion.

The interest expense produced by NOW and money market accounts in the first nine months of 2009 declined $18.4 million year-over-year, to $22.3 million, as the impact of the higher average balance was outweighed by the benefit of a 111-basis point reduction in the average cost of such funds to 0.75%. The interest expense produced by savings accounts declined $6.2 million to $11.5 million, the net effect of the higher average balance and a 33-basis point decline in the average cost of such funds to 0.57%. The interest produced by CDs fell $76.8 million year-over-year to $132.8 million, reflecting both the lower average balance and a 127-basis point drop in the average cost of such funds to 2.87%.

Including average non-interest-bearing accounts, which fell $177.7 million year-over-year to $1.2 billion, the average cost of deposits in the current nine-month period declined 103 basis points to 1.59%.

In the first nine months of 2009, the interest expense produced by borrowed funds totaled $387.3 million, down $64.8 million from the year-earlier amount. In the nine months ended September 30, 2008, the interest expense produced by borrowed funds included the aforementioned debt repositioning charge of $39.6 million, which added 42 basis points to the average cost of such funds. Thus, while the average balance of borrowed funds rose $1.2 billion year-over-year, to $14.0 billion, the average cost of such funds declined to 3.70% in the current nine-month period from 4.72% in the first nine months of 2008.

The same factors that contributed to the year-over-year growth of our net interest income contributed to the expansion of our spread and margin in the nine months ended September 30, 2009. At 2.89%, our spread was 79 basis points wider than the nine-month 2008 measure and, at 3.04%, our margin was up 69 basis points year-over-year. The debt repositioning charge recorded in the second quarter of 2008 reduced our nine-month 2008 spread and margin by 21 and 19 basis points, respectively.

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

In the net interest income analysis for the nine months ended September 30, 2008, the following line items reflect the impact of the $39.6 million debt repositioning charge recorded in second quarter 2008 interest expense: the average cost of borrowed funds and the average cost of interest-bearing liabilities; the interest expense produced by borrowed funds and the interest expense produced by interest-bearing liabilities; net interest income; interest rate spread; and net interest margin.

Net Interest Income Analysis

(dollars in thousands)

	Nine Months Ended September 30,
	2009				2008
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net(1)	$22,420,775	$970,477	5.77%		$20,586,762	$940,164	6.09%
Securities and money market investments(2)(3)	6,075,369	234,261	5.14		6,282,224	253,859	5.39

Total interest-earning assets	28,496,144	1,204,738	5.64		26,868,986	1,194,023	5.93
Non-interest-earning assets	3,968,661				3,969,577

Total assets	$32,464,805				$30,838,563

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$3,993,802	$22,257	0.75%		$2,922,880	$40,658	1.86%
Savings accounts	2,704,895	11,468	0.57		2,613,806	17,688	0.90
Certificates of deposit	6,178,552	132,822	2.87		6,770,747	209,647	4.14

Total interest-bearing deposits	12,877,249	166,547	1.73		12,307,433	267,993	2.91
Borrowed funds	14,001,713	387,331	3.70		12,799,358	452,142	4.72

Total interest-bearing liabilities	26,878,962	553,878	2.75		25,106,791	720,135	3.83
Non-interest-bearing deposits	1,163,391				1,341,096
Other liabilities	236,035				215,949

Total liabilities	28,278,388				26,663,836
Stockholders’ equity	4,186,417				4,174,727

Total liabilities and stockholders’ equity	$32,464,805				$30,836,563

Net interest income/interest rate spread		$650,860	2.89%			$473,888	2.10%

Net interest-earning assets/net interest margin	$1,617,182		3.04%		$1,762,195		2.35%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB-NY stock.

Provision for Loan Losses

In the first nine months of 2009, we recorded a loan loss provision of $33.0 million, as compared to $2.1 million in the first nine months of 2008. The increase reflects management’s assessment of the allowance for loan losses, which considered several factors, including the severity of the credit cycle and the increase in net charge-offs year-over-year. Net charge-offs totaled $20.7 million in the current nine-month period, as compared to $2.8 million in the nine months ended September 30, 2008.

For additional information about the provision for loan losses, please see the third quarter 2009 discussion of the loan loss provision, and the discussions of the allowance for loan losses and asset quality earlier in this report.

Non-interest Income

We recorded non-interest income of $19.5 million in the first nine months of 2009, in contrast to a non-interest loss of $13.5 million in the first nine months of 2008. The difference was primarily due to the level of OTTI losses recorded. Although non-interest income was reduced by OTTI losses of $53.0 million in the current nine-month period, OTTI losses totaled $93.8 million in the year-earlier nine months.

In the first nine months of 2009, fee income, BOLI income, and other income declined to $66.8 million from $78.8 million in the first nine months of 2008. The year-over-year reduction was due to declines of $2.9 million, $418,000, and $8.6 million in the respective ongoing revenue sources, with the decline in other income stemming primarily from lower PBC and third-party investment product sales revenues.

These year-over-year declines were partly offset by the $5.7 million gain on debt exchange recorded in the current nine-month period as compared to a year-earlier gain on debt repurchase of $926,000.

The following table summarizes the components of our non-interest income (loss) for the nine months ended September 30, 2009 and 2008:

	For the Nine Months Ended September 30,
(in thousands)	2009	2008
Fee income	$28,255	$31,196
BOLI	20,482	20,900
Net gain on sale of securities	—	568
Gain on debt exchange/repurchase	5,717	926
Loss on OTTI of securities	(53,003)	(93,755)
Other income:
PBC	7,574	10,794
Third-party investment product sales	7,918	9,832
Gain on sale of 1-4 family and other loans	536	236
Visa-related gain	—	1,647
Other	2,058	4,162

Total other income	18,086	26,671

Total non-interest income (loss)	$19,537	$(13,494)

Non-interest Expense

Non-interest expense totaled $292.5 million in the current nine-month period, in contrast to $542.9 million in the year-earlier nine months. Included in the latter amount was the $285.4 million debt repositioning charge incurred in connection with the strategic prepayment of $3.3 billion in wholesale and other borrowed funds.

Operating expenses represented $275.9 million and $239.9 million of total non-interest expense in the current and year-earlier nine-month periods, while CDI amortization represented $16.6 million and $17.6 million, respectively. The year-over-year increase in operating expenses was primarily due to a $29.8 million increase in G&A expense to $88.0 million, attributable to a $34.7 million increase in FDIC insurance premiums to $37.1 million, including the FDIC special assessment of $14.8 million.

In addition, compensation and benefits expense rose $4.4 million year-over-year, to $133.6 million, while occupancy and equipment expense rose $1.8 million to $54.3 million. The increase in compensation and benefits expense was primarily due to normal salary increases and the granting of incentive stock awards earlier in the year.

Income Tax Expense (Benefit)

Partly reflecting the favorable $13.3 million adjustment to income tax expense in the third quarter, we recorded income tax expense of $101.2 million in the nine months ended September 30, 2009. During this period, pre-tax income totaled $344.9 million, while the effective tax rate equaled 29.34%.

In contrast, we recorded an income tax benefit of $60.2 million in the year-earlier nine-month period, primarily reflecting the tax effect of the $325.0 million debt repositioning charge recorded in the second quarter and nine-month OTTI losses totaling $93.8 million. As a result of these items, we recorded a pre-tax loss of $84.6 million in the first nine months of 2008.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended September 30, 2009, there were no material changes to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2009, the Company allocated $27,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: July 1, 2009 through July 31, 2009	1,740	$10.83	1,740	1,238,745
Month #2: August 1, 2009 through August 31, 2009	437	$10.80	437	1,238,308
Month #3: September 1, 2009 through September 30, 2009	375	$10.52	375	1,237,933

Total	2,552	$10.78	2,552

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 1,237,933 shares were still available for repurchase at September 30, 2009. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101*:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 5, 2009	BY:	/S/ JOSEPH R. FICALORA
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer

DATE: November 5, 2009	BY:	/S/ THOMAS R. CANGEMI
Thomas R. Cangemi
Senior Executive Vice President and Chief Financial Officer