Form 10-K
period 2009-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2010-03-01
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Haven Capital Trust II 10.25% Capital Securities	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the shares of common stock outstanding of the registrant was $3.52 billion, excluding 15,846,674 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2009, $10.69, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 23, 2010 was 433,222,466 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2010 are incorporated by reference into Part III.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	changes in our credit ratings or in our ability to access the capital markets;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•

the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel, including those of AmTrust Bank and any other banks we may acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our use of derivatives to mitigate our interest rate exposure;

•	our ability to retain key members of management;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;

•	any breach in performance by the Community Bank under our loss sharing agreements with the FDIC;

•	any interruption in customer service due to circumstances beyond our control;

•	potential exposure to unknown or contingent liabilities of companies we have acquired or target for acquisition;

•	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by or mortgaged to the Company;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, those pertaining to banking, securities, taxation, rent regulation and housing, environmental protection, and insurance; and the ability to comply with such changes in a timely manner;

•	additional FDIC special assessments or required assessment prepayments;

•	changes in accounting principles, policies, practices or guidelines;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory and geopolitical factors affecting our operations, pricing and services.

It should be noted that we routinely evaluate opportunities to expand through acquisitions and frequently conduct due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place at any time, and acquisitions involving cash or our debt or equity securities may occur.

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

GLOSSARY

BARGAIN PURCHASE GAIN

A bargain purchase gain exists when the fair value of the assets acquired in a business combination exceeds the fair value of the assumed liabilities. Assets acquired in an FDIC-assisted transaction may include cash payments received from the FDIC.

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

	2009	2008	2007	2006	2005
Shares outstanding	433,197,332	344,985,111	323,812,639	295,350,936	269,776,791
Less: Unallocated ESOP shares	(299,248)	(631,303)	(977,800)	(1,460,564)	(2,182,398)

Shares used for book value per share computation	432,898,084	344,353,808	322,834,839	293,890,372	267,594,393

BROKERED DEPOSITS

Refers to funds obtained, directly or indirectly, by or through deposit brokers that are then deposited into one or more deposit accounts at a bank.

CHARGE-OFF

Refers to the amount of a loan balance that has been written off against the allowance for loan losses.

CORE DEPOSIT INTANGIBLE (“CDI”)

Refers to the intangible asset related to the value of core deposit accounts acquired in a business combination.

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

COVERED LOANS

On December 4, 2009, we acquired certain assets and assumed certain liabilities of AmTrust Bank (“AmTrust”) in an FDIC-assisted transaction (the “AmTrust acquisition”). The loans we acquired in the AmTrust acquisition are referred to as covered loans because they are “covered” by loss sharing agreements with the FDIC. Please see the definition of “Loss Sharing Agreements” that appears on the following page.

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

EFFICIENCY RATIO

Measures total operating expenses as a percentage of the sum of net interest income and non-interest income.

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

GOVERNMENT-SPONSORED ENTERPRISES (“GSEs”)

Refers to a group of financial services corporations that were created by the United States Congress to enhance the availability, and reduce the cost, of credit to certain targeted borrowing sectors, including home finance. The GSEs include, but are not limited to, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal Home Loan Bank.

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

LOSS SHARING AGREEMENTS

Refers to agreements we entered into with the FDIC in connection with our acquisition of certain loans of AmTrust on December 4, 2009. The agreements call for the FDIC to reimburse us for 80% of losses (and share in 80% of any recoveries) up to $907.0 million and to reimburse us for 95% of any losses (and share in 95% of any recoveries) beyond that amount with respect to the acquired loans. All of the loans acquired in the AmTrust acquisition are subject to these agreements and are referred to in this document as “covered loans.”

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

NON-COVERED LOANS

Refers to all of the loans in our loan portfolio that are not covered by our loss sharing agreements with the FDIC.

NON-PERFORMING ASSETS

Consists of non-accrual loans, loans over 90 days past due and still accruing interest, and other real estate owned.

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

REPURCHASE AGREEMENTS

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are primarily collateralized by GSE obligations and other mortgage-related securities, and are entered into with either the Federal Home Loan Bank (the “FHLB”) or various brokerage firms.

RETURN ON AVERAGE ASSETS

A measure of profitability determined by dividing net income by average assets.

RETURN ON AVERAGE STOCKHOLDERS’ EQUITY

A measure of profitability determined by dividing net income by average stockholders’ equity.

WHOLESALE BORROWINGS

Refers to advances drawn by the Banks against their respective lines of credit with the FHLB, their repurchase agreements with the FHLB and various brokerage firms, and federal funds purchased.

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

General

With total assets of $42.2 billion at December 31, 2009, we are the 22nd largest publicly traded bank holding company in the nation, and operate the nation’s second largest public thrift. Reflecting our growth through nine business combinations in the last decade, we currently have 276 branch offices, including 210 in Metro New York and New Jersey, and 66 in Florida, Ohio, and Arizona that were acquired in connection with our FDIC-assisted acquisition of certain assets and assumption of certain liabilities of AmTrust Bank (the “AmTrust acquisition”) on December 4, 2009.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

Established in 1859, the Community Bank is a New York State-chartered savings bank with 241 locations that currently operate through seven divisional banks.

In New York, we serve our customers through Roslyn Savings Bank, with 56 locations on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 33 locations in the New York City borough of Queens; Richmond County Savings Bank, with 22 locations in the borough of Staten Island; and Roosevelt Savings Bank, with eight branches in the borough of Brooklyn. In the Bronx and neighboring Westchester County, we currently have four branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our Community Bank customers through 52 locations that operate under the name Garden State Community Bank.

In Florida and Arizona, where we have 25 and 12 branches, respectively, we serve our customers through the new AmTrust Bank division of the Community Bank. In Ohio, we serve our customers through 29 branches of our new Ohio Savings Bank division, which was the name of AmTrust in Ohio for the first 118 of its 120 years.

We compete for depositors in these diverse markets by emphasizing service and convenience, and by offering a comprehensive menu of traditional and non-traditional products and services. Of our 241 Community Bank branches, 223 feature weekend hours, including 61 that are open seven days a week. Of these, 44 are in-store branches that are located in supermarkets or drugstores in New York and New Jersey. The Community Bank also offers 24-hour banking online and by phone.

In addition, we are a leading producer of multi-family loans in New York City with an emphasis on non-luxury apartment buildings that feature below-market rents. In addition to multi-family loans, we originate commercial real estate loans, primarily in Metro New York and New Jersey, and, to a lesser extent, acquisition, development, and construction loans, and commercial and industrial loans. We also originate one- to four-family loans for sale. Such loans are either originated on a pass-through basis and sold to a third-party conduit shortly after closing, or are originated for sale by AmTrust’s mortgage banking unit to the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Although the majority of the loans we produce for portfolio are secured by properties or businesses in Metro New York and New Jersey, the one- to four-family loans we originate on a pass-through basis are made to borrowers throughout our extended market and the one- to four-family loans we originate for sale to Fannie Mae or Freddie Mac are originated nationwide.

The Commercial Bank is a New York State-chartered commercial bank and was established in connection with our acquisition of Long Island Financial Corp. (“Long Island Financial”) on December 30, 2005. Reflecting that acquisition, and our subsequent acquisitions of Atlantic Bank of New York (“Atlantic Bank”) and the New York City-based branch network of Doral Bank, FSB (“Doral”), we currently serve our Commercial Bank customers through 35 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including 18 that operate under the name “Atlantic Bank.”

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

Customers of the Community Bank and the Commercial Bank also have 24-hour access to their accounts through 260 of our 289 ATM locations.

We also serve our customers through three connected websites: www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, these websites provide extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of our websites. In addition, our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, typically within minutes of being filed. The websites also provide information regarding our Board of Directors and management team and the number of Company shares held by these insiders, as well as certain Board Committee charters and our corporate governance policies. The content of our websites shall not be deemed to be incorporated by reference into this Annual Report.

Overview

Loan Production: Loans are our principal asset and represented $28.4 billion, or 67.4%, of total assets at December 31, 2009. Our portfolio largely consists of loans secured by non-luxury multi-family buildings in New York City in which the majority of the apartments are rent-controlled or –stabilized. As reported by the Rent Guidelines Board, such rent-regulated apartments represented 43.2% of New York City’s housing market as recently as 2008.

For several years, we have complemented our multi-family lending with the production of commercial real estate loans and, to a much lesser extent, acquisition, development, and construction loans, and commercial and industrial loans. While these loans, and our multi-family loans, are originated for portfolio, we have also originated one- to four-family loans on a pass-through basis for sale to a third-party conduit shortly after they close. As a result, our portfolio of one- to four-family loans traditionally consisted of seasoned loans we originated before adopting this conduit practice, as well as loans we acquired in our merger transactions prior to 2009. With the acquisition of AmTrust’s mortgage banking unit, our portfolio of one- to four-family loans will now include agency-conforming loans that were originated throughout the nation for sale to Fannie Mae and Freddie Mac.

Covered Loans: In connection with the AmTrust acquisition, we acquired $5.0 billion of one- to four-family and other loans, all of which are covered by loss sharing agreements with the FDIC. To distinguish these “covered loans” from the loans in our portfolio that are not subject to these agreements (and that, for the most part, we ourselves originated), all other loans in our portfolio are referred to as “non-covered loans.”

Non-covered Loans: At December 31, 2009, non-covered loans totaled $23.4 billion and represented 82.3% of the total loan portfolio. A discussion of our non-covered loans follows.

Multi-family Loans: Multi-family loans represented $16.7 billion, or 71.6%, of non-covered loans at the end of this December, and represented $1.9 billion, or 45.0%, of the total loans we produced over the course of 2009.

The loans we produce are typically based on the cash flows generated by the buildings, and are generally made to long-term property owners with a history of growing cash flows over time. The property owners typically use the funds we provide to make improvements to the buildings and the apartments within them, thus increasing the value of the buildings and the amount of rent they may charge. As improvements are made, the building’s rent roll increases, typically prompting the borrower to seek additional funds by refinancing the loan.

Our typical loan has a term of ten years, with a fixed rate of interest in years one through five and a rate that either adjusts annually or is fixed for the five years that follow. Loans that prepay in the first five years generate prepayment penalties ranging from five percentage points to one percentage point of the then-current loan balance, depending on the remaining term of the loan. If a loan is still outstanding in the sixth year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten. Reflecting the structure of our multi-family credits, the average multi-family loan had an expected weighted average life of 4.2 years at December 31, 2009.

Commercial Real Estate (“CRE”) Loans: At December 31, 2009, CRE loans totaled $5.0 billion and represented 21.3% of our non-covered loan portfolio. Twelve-month originations totaled $673.8 million, representing 15.7% of the total loans we produced over the course of the year.

Our CRE loans are similar in structure to our multi-family credits, and had a weighted average life of 3.9 years at December 31, 2009. In addition, our CRE loans are largely secured by properties in New York City, with Manhattan accounting for the largest share.

Acquisition, Development, and Construction (“ADC”) Loans: ADC loans represented $666.4 million, or 2.9%, of total non-covered loans at the end of December, reflecting our decision to largely limit such lending to previously committed advances in the face of declining real estate values and economic uncertainty.

Our ADC loan portfolio largely consists of loans that were originated for land acquisition, development, and construction of multi-family and residential tract projects in New York City and Long Island, and, to a lesser extent, for the construction of owner-occupied one- to four-family homes and commercial properties.

Commercial and Industrial (“C&I”) Loans: Included in “other loans” in our Consolidated Statements of Condition, C&I loans represented $653.2 million, or 2.8%, of non-covered loans at December 31, 2009. We offer a broad range of loans to small and mid-size businesses for working capital (including inventory and receivables), business expansion, and the purchase of equipment and machinery.

One- to Four-Family Loans: Non-covered one- to four-family loans totaled $216.1 million at the end of this December, and consisted primarily of loans acquired in our earlier business combinations and seasoned loans we produced prior to adopting our practice of originating one- to four-family loans on a pass-through basis and selling them to the conduit after they close.

Funding Sources: We have four primary funding sources: the deposits we’ve added through our acquisitions or gathered organically through our branch network, and brokered deposits; wholesale borrowings, primarily in the form of Federal Home Loan Bank (“FHLB”) advances and repurchase agreements with the FHLB and various brokerage firms; cash flows produced by the repayment and sale of loans; and cash flows produced by securities repayments and sales.

Primarily reflecting the deposits acquired in the AmTrust acquisition, total deposits rose to $22.3 billion at December 31, 2009. Certificates of deposit (“CDs”) represented $9.1 billion, or 40.6%, of the current year-end total, while NOW and money market accounts, savings accounts, and non-interest-bearing accounts totaled $7.7 billion, $3.8 billion, and $1.8 billion, respectively.

Although the AmTrust acquisition added wholesale borrowings of $2.6 billion on December 4th, we utilized a portion of the cash we received in the transaction to reduce the balance of such funding in December 2009. Including wholesale borrowings of $13.1 billion, borrowed funds totaled $14.2 billion and represented 33.6% of total assets at December 31, 2009.

Loan repayments generated $3.3 billion, while securities sales and repayments generated cash flows of $2.7 billion in 2009.

Asset Quality: The recession that began in late 2007 continued to impact borrowers in our region throughout 2009. While home prices started to rise, albeit modestly, in the last quarter, they remained well below 2008 levels for the better part of the year. In addition, unemployment in New York City, Long Island, and New Jersey rose to 10.4%, 7.0%, and 9.8% in 2009 from the respective year-earlier levels of 7.2%, 5.8%, and 6.8%. In addition, office vacancies in Manhattan were 13.1% in December 2009 as compared to 10.2% in December 2008.

Although our net charge-offs rose to $29.9 million in 2009 from $6.2 million in 2008, these amounts represented 0.13% and 0.03% of average loans in the respective years. Similarly, non-performing loans rose $464.4 million year-over-year to $578.1 million, representing 2.04% of total loans at December 31, 2009 as compared to 0.51% at December 31, 2008.

In view of the declining economy and the related rise in non-performing loans and net charge-offs, we increased our loan loss provision to $63.0 million in 2009 from $7.7 million in 2008. Reflecting this provision and the aforementioned net charge-offs, our allowance for loan losses rose $33.1 million year-over-year to $127.5 million, representing 22.05% of non-performing loans and 0.45% of loans, net, at December 31, 2009.

Continued economic weakness, resulting from a further contraction of real estate values and/or an increase in office vacancies, bankruptcies, and unemployment, could result in our experiencing a further increase in charge-offs and/or an increase in our loan loss provisions, either of which could have an adverse impact on our earnings in the period ahead.

Growth through Acquisitions: In 2009, the opportunities for healthier banks to expand by engaging in FDIC-assisted acquisitions were abundant, and we were among the many banks that capitalized on such opportunities.

On December 4, 2009, we acquired certain assets and assumed certain liabilities of AmTrust in an FDIC-assisted acquisition. The AmTrust acquisition provided us with assets of $11.0 billion, including loans of $5.0 billion, all of which are subject to loss sharing agreements; securities of $760.0 million, and cash and cash equivalents of $4.0 billion (including $3.2 billion received from the FDIC); and liabilities of $10.9 billion, including deposits of $8.2 billion and wholesale borrowings of $2.6 billion.

Revenues: Our primary source of income is net interest income, which is the difference between the interest income generated by the loans we produce and the securities we invest in, and the interest expense produced by our interest-bearing deposits and borrowed funds. The level of net interest income we generate is influenced by a variety of factors, some of which are within our control (e.g., our mix of interest-earning assets and interest-bearing liabilities); and some of which are not (e.g., the level of short-term interest rates and market rates of interest, the degree of competition we face for deposits and loans, and the level of prepayment penalty income we receive).

While net interest income is our primary source of income, it is supplemented by the non-interest income we produce. The fee income we generate on deposits and loans and the revenues from our investment in bank-owned life insurance (“BOLI”) are complemented by income from a variety of other sources, including revenues from the sale of third-party investment products, the sale of one- to four-family loans to a third-party conduit, and the revenues from our investment advisory firm, Peter B. Cannell & Co., Inc., which had $1.4 billion of assets under management at December 31, 2009.

In December 2009, our non-interest income was supplemented by revenues generated through AmTrust’s mortgage banking unit, which engages in the origination of agency-conforming one- to four-family loans for sale to Fannie Mae and Freddie Mac.

Efficiency: The efficiency of our operation has long been a distinguishing characteristic, stemming from our focus on multi-family lending, which is broker-driven, and from the expansion of our franchise through acquisitions rather than de novo growth. Notwithstanding an increase in operating expenses stemming from higher FDIC insurance premiums and the addition of AmTrust’s employees and operations, we continued to rank among the most efficient bank holding companies in the nation, with an efficiency ratio of 36.13% in 2009.

Our Market

With the AmTrust acquisition, we expanded the reach of our franchise beyond Metro New York and New Jersey to encompass south Florida, northeast Ohio, and central Arizona. As a result, the combined population of our marketplace grew from 16.4 million residents of New York City, Long Island, and Westchester County in New York, and the seven counties we serve in New Jersey, to 29.6 million, including residents of the 11 counties we added on December 4, 2009.

In addition, our assets grew from $32.5 billion to $42.2 billion from the end of 2008 to the end of 2009. As a result, we now are the 22nd largest bank holding company in the nation and operate the nation’s second largest public thrift.

With deposits of $22.3 billion at year-end 2009, we ranked tenth among all bank and thrift depositories in the 26 counties that now comprise our market, and ranked first or second among all thrift depositories in Queens, Staten Island, and Nassau Counties in New York; Essex County in New Jersey; Broward and Palm Beach Counties in Florida; Cuyahoga County in Ohio; and Maricopa County in Arizona. (Market share information was provided by SNL Financial.)

With more than 400 banks and thrifts currently serving our expanded market, we face a significant level of competition for deposits and, to a lesser extent, for loans. We not only vie for business with the many banks and thrifts within our local markets, but also with credit unions, Internet banks, and brokerage firms. Many of the institutions we compete with have greater financial resources than we do, and serve a far broader market, which enables them to promote their products more extensively than we can.

Furthermore, our success is substantially tied to the economic health of the cities and suburban areas where our branches are located, and in the areas where we lend. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans. In addition, our ability to attract and retain deposits is not only a function of short-term interest rates and industry consolidation, but also the competitiveness of the rates being offered by other financial institutions within our marketplace.

Competition for Deposits

Competition for deposits is influenced by several factors, including the opportunity to acquire deposits through business combinations; the cash flows produced through loan and securities repayments and sales; and the availability of attractively priced wholesale funds. In addition, the degree to which we compete for deposits is influenced by the liquidity needed to fund our loan production and other outstanding commitments, and by the interest rates on the products offered by the banks and thrifts with which we compete.

In 2009, our ability to compete for deposits was significantly enhanced by the AmTrust acquisition, which added 66 branches to our Community Bank franchise in south Florida, northeast Ohio, and central Arizona, bringing our total number of Community Bank branches to 241. We also enhanced our liquidity with the addition of AmTrust’s deposits and the infusion of $4.0 billion in cash and cash equivalents. Among our goals in 2010 is bringing back the customers who had transferred their funds from AmTrust to other institutions in the year preceding the acquisition, and thus restoring our deposits in Florida, Ohio, and Arizona to previous levels.

We vie for deposits and customers by placing an emphasis on convenience and service. In addition to our 241 Community Bank branches and 35 Commercial Bank branches, we have 289 ATM locations, including 260 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com.

In addition to 190 traditional “brick & mortar” branches in New York, New Jersey, Florida, Ohio, and Arizona, our Community Bank currently has 44 branches in Metro New York and New Jersey that are located in-store. Our in-store branch network ranks among the largest in-store franchises in this region, and is also one of the largest in the Northeast. Because of the proximity of these branches to our traditional locations, our customers in New York and New Jersey have the option of doing their banking seven days a week in many of the communities we serve. This service model is a key component of our efforts to attract and maintain deposits in a highly competitive marketplace.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including insurance, annuities, and mutual funds of various third-party service providers. Furthermore, our practice of originating loans in our branches through a third-party conduit enables us to offer our customers a variety of one- to four-family mortgage loans. This service is already available in the 66 branches we acquired in the AmTrust acquisition, as it has been in our New York and New Jersey branches for nearly ten years.

In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, the Commercial Bank offers a variety of cash management products to address the needs of small and mid-size businesses, municipal and county governments, school districts, and professional associations.

Another competitive advantage is our strong community presence, with April 14, 2009 having marked the 150th anniversary of our forebear, Queens County Savings Bank. We capitalized on this occasion to promote awareness of our institution, and to attract deposits from customers seeking a strong, stable, and service-oriented bank.

Competition for Loans

We are a leading producer of multi-family loans in New York City, and compete for such loans both on the basis of timely service and the expertise that stems from being a specialist in our field. The majority of our multi-family loans are secured by non-luxury buildings with a preponderance of rent-regulated apartments, a niche that we have focused on for more than 30 years.

Although multi-family lending remains our primary focus, we also originate CRE, ADC, and C&I loans for our portfolio, and one- to four-family loans for sale.

While our ability to compete for multi-family loans was enhanced in 2008 by the conservatorship of Fannie Mae and Freddie Mac and the demise or acquisition of certain investment banks and savings institutions, a number of new competitors entered this market, and the government-sponsored enterprises (“GSEs”) recommenced such lending, in 2009. In general, the GSEs have been offering rates that are lower than those we offer, and we have been willing to pass on making a loan rather than lend imprudently. Nonetheless, certain other competitors have shifted their focus away from multi-family and CRE lending, countering some of the impact of new competitors and the return of Fannie Mae and Freddie Mac.

While we anticipate that competition for multi-family loans will continue in the future, the volume of loans produced in 2009 is indicative of our continued ability to compete for such loans. That said, no assurances can be made that we will be able to sustain or increase our level of multi-family loan production, given the extent to which it is influenced not only by competition, but also by such factors as the level of market interest rates, the availability and cost of funding, real estate values, market conditions, and the state of the economy.

Our ability to originate CRE loans was also enhanced in 2008 by the exit of the conduit lenders and other institutions, a factor that contributed to the growth of our portfolio in 2009. In view of the economic weakness in our local markets, fewer banks chose to compete for CRE credits, and we also reduced our production levels over the course of the year. Our ability to compete for CRE loans on a go-forward basis depends on the same factors that impact our ability to compete for multi-family credits, and on the degree to which other CRE lenders choose to step up their loan production once the local market improves.

Since the second half of 2007, we have been largely limiting our ADC lending to previously committed advances; in addition, we have generally been limiting our production of C&I loans.

With our acquisition of AmTrust in December, we assumed the operation of its mortgage banking unit, which competed for one- to four-family loans with other mortgage banks throughout the United States. We have continued the origination of agency-conforming one- to four-family loans for sale to the GSEs, and expect that this service will continue to be competitive with that of other mortgage banks.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, lenders may become liable for the costs of cleaning up hazardous materials found on such properties. We attempt to mitigate such environmental risks by requiring either that a borrower purchase environmental insurance or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of CRE and ADC loans, regardless of location, and of all out-of-state multi-family loans. In addition, we order an updated environmental analysis prior to foreclosing on a property, and typically maintain ownership of real estate we acquire through foreclosure in separately incorporated subsidiaries.

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

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 39 active subsidiary corporations. Of these, 19 are direct subsidiaries of the Community Bank and 20 are subsidiaries of Community Bank-owned entities.

The 19 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, New York, all the units of which were sold by December 31, 2006

NYCB Community Development Corp.	Delaware	Formed to invest in community development activities

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning interests in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RCSB Corporation	New York	Owns a branch building, Ferry Development Holding Company, and Woodhaven Investments, Inc.

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

The 20 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Grove Street Realty Holding Company, LLC	Connecticut	Organized to own interests in real estate

HS Realty Holding Company, LLC	Connecticut	Organized to own interests in real estate

Columbia Preferred Capital Corporation	Delaware	A real estate investment trust (“REIT”) organized for the purpose of investing in mortgage-related assets

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

Somerset Manor North Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor North Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor South Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor South Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Trent Court Realty Holding Company, LLC	New Jersey	Organized to own interests in real estate

The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC

The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

Moriches Sunrise Real Estate Holding Company, LLC	New York	Organized to own interests in real estate

Rational Real Estate I, LLC	New York	Organized to own interests in real estate

Rational Real Estate II, LLC	New York	Organized to own interests in real estate

Rational Real Estate III, LLC	New York	Organized to own interests in real estate

Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.

In addition, the Community Bank maintains one inactive corporation organized in New York.

The Commercial Bank has six active subsidiary corporations, three of which are subsidiaries of Commercial Bank-owned entities.

The three direct subsidiaries of the Commercial Bank are:

Name	Jurisdiction of Organization	Purpose
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

Gramercy Leasing Services, Inc.	New York	Provides equipment lease financing

Standard Funding Corp.	New York	Provides insurance premium financing

The three subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Standard Funding of California, Inc.	California	Provides insurance premium financing

Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

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

The Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank.

Personnel

At December 31, 2009, the number of full-time equivalent employees was 3,970. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

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

In July 2009, new tax laws were enacted that were effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. The new tax laws include a provision that requires the inclusion of income earned by a subsidiary taxed as a Real Estate Investment Trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. The inclusion of such income is phased in with full inclusion of income starting in 2011. As a result of certain of our earlier business combinations, the Company currently has six REIT subsidiaries.

This new tax law increased our effective tax rate and income tax expense in 2009. Absent any change in the manner in which we conduct our business, current income tax expense is estimated to increase by approximately $1.3 million in 2010, with a larger increase starting in 2011.

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

The Company is required to file certain reports under, and otherwise comply with, the rules and regulations of the Federal Reserve Board of Governors (the “FRB”), the FDIC, the Banking Department, and the SEC under federal securities laws. In addition, the FRB periodically examines the Company. Certain of the regulatory requirements applicable to the Community Bank, the Commercial Bank, and the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations and is qualified in its entirety by reference to the actual laws and regulations.

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

As of December 31, 2009, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier I leverage capital ratio of 5%, a minimum Tier I risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Banks at December 31, 2009 appears in Note 18 to the Consolidated Financial Statements, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

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

Insurance of Deposit Accounts

The deposits of the Community Bank and the Commercial Bank are insured up to applicable limits by the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. No institution may pay a dividend if in default of the federal deposit insurance assessment.

For calendar year 2008, assessments ranged from five to 43 basis points of each institution’s deposit assessment base. Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven-basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment system, as of April 1, 2009, that effectively made the range seven to 77.5 basis points. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.

The FDIC also imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (capped at ten basis points of an institution’s deposit assessment base, as of June 30, 2009), in order to cover losses to the DIF. That special assessment was collected on September 30, 2009. The FDIC considered the need for similar special assessments during the final two quarters of 2009. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts for the period beginning January 1, 2009 and ending December 31, 2013. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, non-interest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, later extended to June 30, 2010, and certain senior unsecured debt issued between October 13, 2008 and June 30, 2009, later extended to October 31, 2009, by institutions and their holding companies would be guaranteed by the FDIC through June 30, 2012 or in certain cases, until December 31, 2012. The Banks are both participating in the unlimited non-interest-bearing transaction account coverage and, together with the Company, participated in the unsecured debt guarantee program. In December 2008, the Company issued $90.0 million of fixed rate senior notes with a maturity date of June 22, 2012, and the Community Bank issued $512.0 million of fixed rate senior notes with a maturity date of December 16, 2011.

Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly, and during the calendar year ending December 31, 2009, averaged 1.06 basis points of assessable deposits.

The Federal Deposit Insurance Reform Act of 2005 provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The Restoration Plan adopted by the FDIC seeks to restore the DIF to a 1.15% ratio within a period of eight years.

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

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $55.2 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $55.2 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $10.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank of New York (the “FHLB-NY”), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. In addition, the Community Bank acquired $110.6 million of FHLB-Cincinnati stock in the AmTrust acquisition. As a result, the Community Bank held total FHLB stock of $488.3 million at December 31, 2009 and the Commercial Bank held FHLB-NY stock of $8.4 million at that date. FHLB stock continued to be valued at par, with no impairment loss required, at that date.

For the fiscal years ended December 31, 2009 and 2008, dividends from the FHLB to the Community Bank amounted to $22.6 million and $18.0 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $473,000 and $487,000, respectively, in the corresponding years. A reduction in FHLB dividends received or an increase in the interest paid on future FHLB advances would adversely impact the Company’s net interest income. The FHLB has stated that it expects to continue to pay dividends, but has acknowledged that future economic events, regulatory actions, and other actions could impact its ability to pay dividends. In addition, a reduction in the capital levels of the FHLB could adversely impact our ability to redeem our shares and the value thereof.

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York, and the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch, if the intended host state has opted into interstate de novo branching. The Community Bank currently maintains 52 branches in New Jersey, 25 branches in Florida, 29 branches in Ohio, and 12 branches in Arizona, in addition to its 123 branches in New York State.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Community Bank and the Commercial Bank. (Please see “Capital Requirements” earlier in this report.) At December 31, 2009, the Company’s consolidated Total and Tier I capital exceeded these requirements.

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

The Company, the Community Bank, the Commercial Bank, and their respective affiliates will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is difficult for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company, the Community Bank, or the Commercial Bank.

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

Regulatory Restructuring Legislation

The Obama Administration has proposed, and Congress is currently considering, legislation that would restructure the regulation of depository institutions and other financial companies. Proposed legislation includes creation of an oversight counsel to monitor and address systemic risk, and strengthened regulation of systemically significant financial companies. Other proposals range from the merger of the Office of Thrift Supervision, which regulates federal thrifts, with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, and the FRB. The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the federal depository institution regulators.

Enactment of certain of these proposals could revise the regulatory structure imposed on the Bank, and result in more stringent regulation. At this time, the contents of any final legislation, or whether any legislation will be enacted at all, is uncertain.

Enterprise Risk Management

The Company identifies, measures, and attempts to mitigate risks that affect, or have the potential to affect, our business. Proper risk management does not achieve the elimination of all risk but, rather, keeps risks within acceptable levels, and ensures that efforts are made to prioritize identified risks. The Company uses the COSO Enterprise Risk Management - Integrated Framework to manage risk. The framework applies at all levels, from the development of the Enterprise Risk Management (“ERM”) Program to the tactical operations of the front-line business team. The framework has eight key elements:

1.	Internal Environment – The internal environment sets the basis for how risk and control are viewed and addressed by our Company. Our employees, their individual attributes, including integrity, ethical values, and competence, along with the environment in which they operate, are all critical to setting a proper internal environment.

2.	Objective Setting – Management sets the Company’s key objectives before proceeding to the challenge of identifying the potential events, risks, and other factors that could affect the achievement of those objectives. The ERM Program ensures that management has in place a process to set objectives and that such objectives support and align with the Company’s mission.

3.	Risk Identification – The ERM Program focuses on recognizing and identifying existing risks to the core objectives of the Company, as well as risks that may arise from time to time from new business initiatives or from changes to the Company’s size, businesses, structure, personnel, or strategic interests.

4.	Risk Measurement – Accurate and timely measurement of risks is a critical component of effective risk management. The sophistication of the risk measurement tools the Company uses reflects the complexity and levels of risk it has assumed. The Company periodically verifies the integrity of the measurement tools it uses. Risk measurement takes into account inherent risks (risks before controls are applied), residual risks (the level of risks remaining after controls are applied), and mitigating factors (e.g., insurance).

5.	Risk Control – The Company establishes and communicates limits through policies, standards, and/or procedures that define responsibility and authority. These control limits are meaningful management tools that can be adjusted if conditions or risk tolerances change. The Company has a process to authorize exceptions or changes to risk limits when they are warranted.

6.	Risk Monitoring – The Company monitors risk levels to ensure timely review of risk positions and exceptions. Monitoring reports compare actual performance metrics against benchmarks, and where applicable, against Board-established limits. Reports are produced with such frequency as management deems to be appropriate and a major effort is made to ensure that these reports are timely, accurate, and informative. These reports are distributed to appropriate individuals to ensure action, when needed.

7.	Risk Response – Management addresses cases where actual risk levels are approaching or exceeding established limits, and considers alternative risk response options (taking into account appropriate cost/benefit analyses) in order to reduce residual risk to desired risk tolerances.

8.	Information and Communication – Relevant information is communicated in a form and timeframe that enable our employees to carry out their responsibilities. Effective communication occurs in a broader sense, flowing down, across, and up the Company, including Executive Management and, if appropriate, the applicable Board of Directors, and other relevant parties across the Company.

Risk Management Roles and Responsibilities

The proper management of risk must start at, and be driven by, the highest level within a company. The following groups play an integral role in the successful achievement of the Company’s ERM Program.

Board of Directors

The Company’s Board of Directors is responsible for oversight of the Company’s overall ERM function, including, but not limited to, the approval and oversight of the execution of the ERM Program; reviewing the Company’s risk profile; and reviewing risk indicators against established risk limits, including those identified in the Chief Risk Officer’s reports.

Senior Management

Senior Management is responsible for ensuring that a risk management process with adequate resources is effectively implemented; ensuring that the corporate structure supports risk management goals; and ensuring that a risk management process is integrated into the corporate culture.

Chief Risk Officer

The Chief Risk Officer is responsible for establishing and implementing the Company’s overall ERM Policy; overseeing and implementing the ERM Program; reviewing each Business Process Owner’s self-risk assessment, and making recommendations regarding their risk scores; aggregating and categorizing risks; and reporting the Company’s risk profile and risk indicators to Senior Management and the Board of Directors.

Business Process Owners

Each Business Process Owner is responsible for ensuring that proper controls are in place to prudently mitigate risk; performing periodic self-assessments of risks and controls which are reviewed by the Chief Risk Officer; identifying changes in rules, laws, and regulations that could impact the business unit; and maintaining communication with the applicable Risk Committee and Chief Risk Officer on emerging risk.

Internal Audit

Internal Audit is responsible for validating controls identified by Business Process Owners when performing internal audits and communicating its audit findings to the Chief Risk Officer, who revisits the self-assessment performed by the Business Process Owner.

Risk Categories

The Company’s risk management program is organized around eight categories: credit risk, interest rate risk, liquidity risk, market risk, operational risk, legal/compliance risk, strategic risk, and reputational risk.

ITEM 1A.	RISK FACTORS

There are various risks and uncertainties that are inherent in our business. Following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition and results of operations, and that could cause the value of our common stock to decline significantly. Additional risks that are not currently known to us, or that we currently believe to be immaterial, may also have a material effect on our financial condition and results of operations. This report is qualified in its entirety by these risk factors.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

Since the second half of 2007, we have been operating in a challenging and uncertain economic environment, both nationally and in the various local markets that we serve. Financial institutions continue to be affected by declines in the value of financial instruments and real estate values, and while we have taken, and continue to take, steps to reduce our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio; retaining portfolios of multi-family, commercial real estate (“CRE”), acquisition, development and construction (“ADC”), and commercial and industrial (“C&I”) loans, and, to a lesser extent, our having acquired a portfolio of one- to four-family and other loans in the AmTrust acquisition and our now originating one- to four-family loans for sale to Fannie Mae and Freddie Mac.

Continued declines in the value of our investment securities could result in our recording additional losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and, therefore, our capital. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including high unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us, and the financial services industry, to increased regulatory scrutiny. In addition, further deterioration in economic conditions in the markets we serve could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate an increase in our provision for loan losses, which, in turn, would reduce our earnings and capital. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

We are subject to interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense produced by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).

The level of net interest income we produce is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits, the fair values of our securities and other financial assets, the fair values of our liabilities, and the average lives of our loan and securities portfolios.

Changes in interest rates could also have an effect on the level of loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and CRE loans. As prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time.

In addition, changes in interest rates could have an effect on the slope of the yield curve. A flat to inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, and the value of our assets.

Furthermore, with the acquisition of AmTrust’s mortgage banking unit, we are originating one- to four-family loans for sale to Fannie Mae and Freddie Mac. Although we enter into forward commitments and other derivative financial instruments to hedge the interest rate risk stemming from this business, there is no guarantee that these forward commitments and other derivative instruments will be sufficient to hedge the interest rate risk we undertake.

Our use of derivative financial instruments to mitigate our interest rate exposure may not be effective and may expose us to counterparty risks.

In accordance with our operating policies, we may use various types of derivative financial instruments, including forward rate agreements, options, and other derivative transactions, to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the types of assets held, the level and volatility of interest rates, and other changing market conditions. No strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any strategy would have the desired impact on our results of operations or financial condition. These derivatives, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our capital and the cash available to us for distribution to our shareholders.

We are subject to credit risk.

Risks stemming from our lending activities:

The loans we originate for portfolio are primarily multi-family loans and, to a lesser extent, CRE loans, as well as ADC and C&I loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than one- to four-family mortgage loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

Multi-family and CRE properties are generally believed to involve a greater degree of credit risk than one- to four-family mortgage loans. In addition, payments on multi-family and CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of our borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While we seek to minimize these risks through our underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

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

We seek to minimize the risks involved in C&I lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay a C&I loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the results of operation of the business.

We cannot guarantee that our record of asset quality will be maintained in future periods. The ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the regions we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing a further increase in charge-offs, but also could necessitate our further increasing our provision for loan losses. Either of these events would have an adverse impact on our results of operations.

Although the credit risk associated with the $5.0 billion of loans we acquired in the AmTrust acquisition was largely mitigated by the loss sharing agreements with the FDIC, these loans are not without risk. Under the terms of these agreements, we will assume 20% of any losses incurred on the first $907.0 million of losses and 5% of any losses incurred above that amount. However, if the loss sharing process is not properly managed, the losses may not be fully recoverable from the FDIC, which could result in an increase in charge-offs and necessitate our increasing our provision for loan losses. Either of these events would have an adverse impact on our results of operations.

Furthermore, if the loans we originate for sale to Fannie Mae and Freddie Mac are not agency-conforming or properly documented, we could be required to repurchase the loans for our own portfolio.

Risks stemming from the loans we originate in the New York metropolitan region:

Our business depends significantly on general economic conditions in the New York metropolitan region, where the majority of the buildings and properties securing the loans we originate for portfolio, and the businesses of the customers to whom we make C&I loans, are located. Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our lending historically has been concentrated in New York City and the surrounding markets of Nassau, Suffolk, and Westchester counties in New York, and Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties in New Jersey.

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region or by changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents due to such factors, or for other reasons, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our results of operations.

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

Reflecting the weakness of the economy and the increase in our non-performing loans and net charge-offs, we increased our allowance for loan losses substantially in 2009. For more information regarding our allowance for loan losses in recent periods, please see “Allowance for Loan Losses” in the discussion of “Critical Accounting Policies” that begins on page 43 and the discussion of “Asset Quality” that begins on page 57 of this report.

We face significant competition for loans and deposits.

We face significant competition for loans and deposits from other banks and financial institutions, both within and beyond our local markets. We compete with commercial banks, savings banks, credit unions, and investment banks for deposits, and with the same financial institutions and others (including mortgage brokers, finance companies, mutual funds, insurance companies, and brokerage houses) for loans. We also compete with companies that solicit loans and deposits over the Internet.

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

In addition, the mortgage banking unit we acquired in the AmTrust acquisition originates one- to four-family loans for sale to Fannie Mae and Freddie Mac, and competes nationally with other mortgage brokers for this business.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by our customers.

Our primary sources of liquidity are the deposits we acquire in connection with our acquisitions and those we gather organically through our branch network, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings from the FHLB and various Wall Street brokerage firms; the cash flows generated through the repayment of loans and securities; and the cash flows from the sale of loans and securities. In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Additionally, replacing funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and our earnings. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Our goodwill may be determined to be impaired.

We test goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If we were to determine that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the value of the goodwill on our balance sheet. This, in turn, would result in a charge against earnings and, thus, a reduction in our stockholders’ equity.

We may not be able to attract and retain key personnel.

To a large degree, our success depends on our ability to attract and retain key personnel whose expertise, knowledge of our markets, and years of industry experience would make them difficult to replace. Competition for skilled leaders in our industry can be intense, and we may not be able to hire or retain the people we would like to have working for us. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business, given the specialized knowledge of such personnel and the difficulty of finding qualified replacements on a timely basis. To attract and retain personnel with the skills and knowledge to support our business, we offer a variety of benefits that may reduce our earnings.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on, and take title to, properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. In addition, we own and operate certain properties that may be subject to similar environmental liability risks.

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

We are subject to regulation, supervision, and examination by the New York State Banking Department, which is the chartering authority for both the Community Bank and the Commercial Bank; by the FDIC, as the insurer of the Banks’ deposits; and by the Federal Reserve Bank.

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and is intended primarily for the protection of the Deposit Insurance Fund, the banking system in general, and customers, and not for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Any failure to comply with, or any change in, such regulation and supervision, or change in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, our subsidiary banks, and our operations.

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

We may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect our earnings.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the higher levels imposed in 2009. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.

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

Recent legislative and regulatory proposals in response to developments in the financial markets may adversely affect our business and results of operations.

Legislation proposing significant structural reforms to the financial services industry is being considered in the U.S. Congress, including, among other things, the creation of a Consumer Financial Protection Agency, which would have broad authority to regulate financial service providers and financial products. In addition, the Federal Reserve Bank has proposed guidance on incentive compensation at the banking organizations it regulates and the United States Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banking organizations. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments to address the current economic crisis, could have an adverse impact on our results of operations, our ability to fill positions with the most qualified candidates available, and our ability to maintain our dividend.

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

Risks associated with changes in technology:

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

We rely on the dividends we receive from our subsidiaries.

The Parent Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Banks, and a substantial portion of the revenues the Parent Company receives consists of dividends from the Banks. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Banks are unable to pay dividends to the Company, we may not be able to service our debt, pay our obligations, or pay dividends on our common stock. The inability to receive dividends from the Banks could therefore have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the current level of cash dividends paid to our shareholders.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past, and continue to be a key component of our business model. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future, including as part of one or more additional acquisitions from the FDIC acting in its capacity as receiver for such financial institutions. However, our ability to engage in future mergers and acquisitions depends on our ability to identify suitable merger partners and acquisition opportunities, our ability to finance and complete such transactions on acceptable terms and at acceptable prices, our ability to bid competitively for FDIC-assisted transactions, and our ability to receive the necessary regulatory and, where required, shareholder approvals.

Furthermore, mergers and acquisitions involve a number of risks and challenges, including:

•	Our ability to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations;

•	The diversion of management’s attention from existing operations;

•	Our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage the loans we acquire;

•	Our ability to attract new deposits, and to generate new interest-earning assets, in geographic areas we have not previously served;

•	Our success in deploying any cash received in a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	Our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	Our ability to retain and attract the appropriate personnel to staff the acquired branches and conduct any acquired operations;

•	Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches;

•	Our ability to address an increase in working capital requirements; and

•	Limitations on our ability to successfully reposition the post-merger balance sheet, when deemed appropriate.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches as in our AmTrust acquisition, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integrating acquired branches is an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry in general. Integration efforts will also likely divert our management’s attention and resources. No assurance can be given that we will be able to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures, and policies that could adversely affect our ability to maintain relationships with clients, customers, depositors, and employees, or to achieve the anticipated benefits of an acquisition. We may also encounter unexpected difficulties or costs during the integration process that could adversely affect our earnings and financial condition, perhaps materially.

Additionally, no assurance can be given that the operation of acquired branches would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage any growth resulting from a transaction effectively. In particular, our ability to compete effectively in new markets is dependent on our ability to understand those markets and their competitive dynamics, and our ability to retain certain key employees from the acquired institution who know those markets better than we do.

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of any acquisitions we undertake.

The acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced when acquiring existing financial institutions, even though the FDIC might provide assistance to mitigate certain risks, e.g., entering into loss sharing arrangements. However, because such acquisitions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected.

Risks Specific to the AmTrust Acquisition

Changes in national, regional, and local economic conditions could lead to higher delinquencies or defaults in connection with the AmTrust acquisition, all of which may not be supported by the loss sharing agreements with the FDIC.

We acquired a significant nationwide portfolio of one- to four-family loans in the AmTrust acquisition. Although this loan portfolio was initially accounted for at fair value, there is no assurance that the loans we acquired will not become impaired, which may result in charge-offs to this portfolio. Fluctuations in national, regional, and local economic conditions may increase the level of charge-offs on the loans we acquired in the transaction and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we have entered into loss sharing agreements which provide that the FDIC will bear a significant portion of any losses related to the loan portfolios we acquired in the AmTrust acquisition, we are not protected from all losses resulting from charge-offs with respect to the acquired loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-offs that we experience after the terms of the loss sharing agreements have ended may not be fully recoverable from the FDIC, which would negatively impact our net income.

Loans acquired in the AmTrust acquisition may not be covered by the loss sharing agreements if the FDIC determines that we have not adequately managed these agreements.

Although the FDIC has agreed to reimburse us for 80% of losses on covered loans up to $907.0 million and 95% of losses on covered loans beyond that amount, the FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not managed in accordance with their terms.

Loans originated by AmTrust’s mortgage banking unit for sale may not be agency-conforming or provide required documentation.

The mortgage banking unit we acquired in the AmTrust acquisition originates one- to four-family loans throughout the country for sale to Fannie Mae and Freddie Mac. If a loan we originate is not in conformance with the pertinent guidelines, and/or Fannie Mae or Freddie Mac find that the documentation provided upon the sale of a loan was defective, we could be required to repurchase the loan for our own portfolio.

Risks Related to our Common Stock

The price of our common stock may fluctuate.

The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. Among other factors, these risks may be affected by:

•	operating results that vary from the expectations of our management or of securities analysts and investors;

•	developments in our business or in the financial services sector generally;

•	regulatory or legislative changes affecting our industry generally or our business and operations;

•	operating and securities price performance of companies that investors consider to be comparable to us;

•	changes in estimates or recommendations by securities analysts or rating agencies;

•	announcements of strategic developments, acquisitions, dispositions, financings, and other material events by us or our competitors; and

•	changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations.

Furthermore, given recent and ongoing market and economic conditions, the market price of our common stock may be subject to further significant market fluctuations. The recession that began in the second half of 2007 has continued to have an adverse impact on real estate values; in addition, foreclosure filings are increasing and unemployment remains atypically high. These factors have negatively affected the credit performance of mortgage and other loans, and resulted in significant write-downs of asset values by financial institutions. The resulting economic pressure on property owners and other borrowers, and the lack of confidence in the financial markets in general, has adversely affected, and may continue to adversely affect, our business and results of operations.

In addition, stock markets around the world have experienced significant price and trading volume volatility, with shares of financial services firms being adversely impacted, in particular. While the U.S. and other governments continue to take action to restore confidence in the financial markets and to promote job creation and economic growth, continued or further market and economic turmoil could occur in the near or long term, which could negatively affect our business, financial condition and results of operations, and volatility in the price and trading volume of our common stock.

We may not pay dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. Furthermore, regulatory agencies may impose further restrictions on the payment of dividends in the future. In addition, although we have historically declared cash dividends on our common stock, we are not required to do so. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock.

Our common stock is equity and is subordinate to our existing and future indebtedness and preferred stock.

Shares of our common stock are equity interests and do not constitute indebtedness. Accordingly, shares of our common stock rank junior to all indebtedness of, and other non-equity claims on, the Company with respect to assets available to satisfy claims. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of the holders of any series of preferred stock we may issue.

Various factors could make a takeover attempt of the Company more difficult to achieve.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws, in addition to certain federal banking laws and regulations, could make it more difficult for a third party to acquire the Company without the consent of our Board of Directors, even if doing so were perceived to be beneficial to our stockholders. These provisions also make it more difficult to remove our current Board of Directors or management or to appoint new directors, and also regulate the timing and content of stockholder proposals and nominations, and qualification for service on our Board of Directors. In addition, we have entered into employment agreements with certain executive officers and directors that would require payments to be made to them in the event that their employment was terminated following a change in control of the Company or the Banks. These payments may have the effect of increasing the costs of acquiring the Company. The combination of these provisions could effectively inhibit a non-negotiated merger or other business combination, which could adversely impact the market price of our common stock.

If we defer payments on our trust preferred capital debt securities or are in default under the related indentures, we will be prohibited from making distributions on our common stock.

The terms of our outstanding trust preferred capital debt securities prohibit us from declaring or paying any dividends or distributions on our capital stock, including our common stock, or purchasing, acquiring or making a liquidation payment on such stock, if an event of default has occurred and is continuing under the applicable indenture, we are in default with respect to a guarantee payment under the guarantee of the related trust preferred securities, or we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing. In addition, without notice to, or consent from, the holders of our common stock, we may issue additional series of trust preferred capital debt securities with similar terms or enter into other financing agreements that limit our ability to purchase or pay dividends or distributions on our common stock.

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

The Community Bank did not immediately acquire or lease the real estate, banking facilities, furniture, fixtures, or equipment of AmTrust as part of the Purchase and Assumption Agreement with the FDIC. However, the Community Bank has the option to purchase or lease these items from the FDIC. The terms of these options expire 170 days after December 4, 2009, unless extended by the FDIC. Acquisition costs of the real estate, banking facilities, furniture, fixtures, and equipment will be based on current appraisals and determined at a later date.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are defendants in or parties to a number of legal proceedings. We believe we have meritorious defenses with respect to these cases and intend to defend them vigorously.

ITEM 4.	[RESERVED]

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange (the “NYSE”) under the symbol “NYB.”

At December 31, 2009, the number of outstanding shares was 433,197,332 and the number of registered owners was approximately 14,000. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2009 and 2008:

	Dividends Declared per Common Share	Market Price
		High	Low	Close
2009
1st Quarter	$0.25	$14.10	$7.69	$11.17
2nd Quarter	0.25	12.55	9.90	10.69
3rd Quarter	0.25	11.89	9.98	11.42
4th Quarter	0.25	14.81	10.35	14.51

2008
1st Quarter	$0.25	$19.20	$14.48	$18.22
2nd Quarter	0.25	20.70	17.21	17.84
3rd Quarter	0.25	21.00	15.07	16.79
4th Quarter	0.25	18.05	10.31	11.96

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On July 6, 2009, our Chairman, President, and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by

Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph provides a comparison of total shareholder returns on the Company’s common stock since December 31, 2004 with the cumulative total returns of a broad market index and a peer group index. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE. The peer group index chosen was the SNL Bank and Thrift Index, which currently is comprised of 529 bank and thrift institutions, including the Company. The data for the indices included in the graph were provided by SNL Financial.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL Bank and Thrift Index

ASSUMES $100 INVESTED ON DEC. 31, 2004

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2009

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

New York Community Bancorp, Inc.	$100.00	$85.01	$88.01	$101.89	$73.64	$97.58

S&P Mid-Cap 400 Index	$100.00	$112.55	$124.17	$134.07	$85.50	$117.46

SNL Bank and Thrift Index	$100.00	$101.57	$118.68	$90.50	$52.05	$51.35

Share Repurchase Program

From time to time, we repurchase shares of our common stock on the open market or through privately negotiated transactions, and hold such shares in our Treasury account. Repurchased shares may be utilized for various corporate purposes, including, but not limited to, merger transactions and the exercise of stock options.

During the three months ended December 31, 2009, we allocated $22,000 toward share repurchases, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: October 1, 2009 through October 31, 2009	1,943	$11.36	1,943	1,235,990
Month #2: November 1, 2009 through November 30, 2009	—	—	—	1,235,990
Month #3: December 1, 2009 through December 31, 2009	—	—	—	1,235,990

Total	1,943	$11.36	1,943

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to five million shares. Of this amount, 1,235,990 shares were still available for repurchase at December 31, 2009. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

Use of Proceeds

In December 2009, we issued 69,000,000 shares in a common stock offering that generated net proceeds of $864.9 million. We contributed $827.0 million of these proceeds to the capital of the Community Bank, which will use this amount for its general corporate purposes. The filing date of the Automatic Shelf Registration Statement on Form S-3 (File No. 333-152147) relating to the stock offering was July 3, 2008. Credit Suisse Securities (USA) LLC acted as managing underwriter for the offering. The class of securities registered was common stock, par value $0.01 per share. The expenses incurred in connection with the stock offering were $32.1 million, including expenses paid to and for underwriters of $31.4 million and attorney and accounting fees of $707,000.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2009(1)	2008	2007(2)	2006(3)	2005(4)
EARNINGS SUMMARY:
Net interest income (5)	$905,325	$675,495	$616,530	$561,566	$595,367
Provision for loan losses	63,000	7,700	—	—	—
Non-interest income	157,639	15,529	111,092	88,990	97,701
Non-interest expense:
Operating expenses	384,003	320,818	299,575	256,362	236,621
Debt repositioning charges	—	285,369	3,190	26,477	—
Termination of interest rate swaps	—	—	—	1,132	—
Amortization of core deposit intangibles	22,812	23,343	22,758	17,871	11,733
Income tax expense (benefit)	194,503	(24,090)	123,017	116,129	152,629
Net income (6)(7)(8)	398,646	77,884	279,082	232,585	292,085
Basic earnings per share (6)(7)(8)	$1.13	$0.23	$0.90	$0.82	$1.12
Diluted earnings per share (6)(7)(8)	1.13	0.23	0.90	0.81	1.11
Dividends paid per common share	1.00	1.00	1.00	1.00	1.00
SELECTED RATIOS:
Return on average assets	1.20%	0.25%	0.94%	0.83%	1.17%
Return on average stockholders’ equity	9.29	1.86	7.13	6.57	9.15
Operating expenses to average assets	1.15	1.03	1.01	0.91	0.95
Average stockholders’ equity to average assets	12.89	13.41	13.21	12.60	12.83
Efficiency ratio	36.13	46.43	41.17	39.41	34.14
Interest rate spread (5)	2.98	2.25	2.11	2.02	2.59
Net interest margin (5)	3.12	2.48	2.38	2.27	2.74
Dividend payout ratio	88.50	434.78	111.11	123.46	90.09
BALANCE SHEET SUMMARY:
Total assets	$42,153,869	$32,466,906	$30,579,822	$28,482,370	$26,283,705
Loans, net of allowance for loan losses	28,265,208	22,097,844	20,270,454	19,567,502	16,948,697
Allowance for loan losses	127,491	94,368	92,794	85,389	79,705
Securities held to maturity	4,223,597	4,890,991	4,362,645	2,985,197	3,258,038
Securities available for sale	1,518,646	1,010,502	1,381,256	1,940,787	2,379,214
Deposits	22,316,411	14,375,648	13,235,801	12,693,740	12,167,950
Borrowed funds	14,164,686	13,496,710	12,915,672	11,880,008	10,528,658
Stockholders’ equity	5,366,902	4,219,246	4,182,313	3,689,837	3,324,877
Common shares outstanding	433,197,332	344,985,111	323,812,639	295,350,936	269,776,791
Book value per share (9)	$12.40	$12.25	$12.95	$12.56	$12.43
Stockholders’ equity to total assets	12.73%	13.00%	13.68%	12.95%	12.65%
ASSET QUALITY RATIOS:
Non-performing loans to total loans	2.04%	0.51%	0.11%	0.11%	0.16%
Non-performing assets to total assets	1.41	0.35	0.07	0.08	0.11
Allowance for loan losses to non-performing loans	22.05	83.00	418.14	402.72	289.17
Allowance for loan losses to total loans	0.45	0.43	0.46	0.43	0.47
Net charge-offs to average loans	0.13	0.03	0.00	0.00	0.00

(1)	The Company acquired certain assets and liabilities of AmTrust Bank (“AmTrust”) on December 4, 2009. Accordingly, the Company’s 2009 earnings reflect 27 days of combined operations with AmTrust.
(2)	The Company completed three business combinations in 2007: the acquisition of PennFed Financial Services, Inc. on April 2, 2007; the acquisition of Doral Bank, FSB’s branch network in New York City and certain assets and liabilities on July 26, 2007; and the acquisition of Synergy Financial Group, Inc. on October 1, 2007. Accordingly, the Company’s 2007 earnings reflect nine months, five months, and three months of combined operations with the respective institutions.
(3)	The Company acquired Atlantic Bank of New York (“Atlantic Bank”) on April 28, 2006. Accordingly, the Company’s 2006 earnings reflect eight months of combined operations with Atlantic Bank.
(4)	The Company acquired Long Island Financial Corp. on December 30, 2005, the last business day of the year.
(5)	The 2008 amount/measure reflects the impact of a $39.6 million debt repositioning charge that was recorded in interest expense.
(6)	Please see the comparison of our 2009 and 2008 earnings on pages 71 through 78 of this report for a discussion of certain gains and charges that increased/reduced our earnings in the respective periods.
(7)	Please see the comparison of our 2008 and 2007 earnings on pages 78 through 83 of this report for a discussion of certain gains and charges that increased/reduced our earnings in the respective periods.
(8)	The 2005 amount includes a pre-tax merger-related charge of $36.6 million, recorded in operating expenses, which resulted in an after-tax charge of $34.0 million, or $0.13 per diluted share.
(9)	Excludes unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding. Please see “book value per share” in the Glossary earlier in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

As more fully discussed in the following pages, 2009 was a year of challenges—as the economy continued to falter—and achievements - as we expanded our franchise, increased our earnings, and enhanced our capital strength.

Challenges

The economic crisis that began in the second half of 2007 continued to adversely impact our nation, as unemployment rose, real estate values declined, and bankruptcies increased in 2009. For the first time in 26 years, unemployment grew to 10.1% in October, before retracting to 10.0% the following month. In December, home prices were down 2.5% year-over-year throughout the nation, and the number of businesses filing for bankruptcy rose 38% to 89,402 as the recession continued to impact small and large businesses alike.

In the Metro New York region, where most of the properties securing our loans are located, the statistics tell a similar tale of economic decline. In December 2009, unemployment rose to 10.4% in New York City, 7.0% on Long Island, and 9.8% in New Jersey, and home prices declined 6.3%, year-over-year, throughout Metro New York. In addition, 13.1% of Manhattan’s office space was vacant in December, as compared to 10.2% in December 2008.

Not surprisingly, these increases had an effect on the quality of our assets, despite the strength of our underwriting standards and the unique character of our primary lending niche. As non-performing assets rose, together with our net charge-offs, we increased our provision for loan losses from $7.7 million in 2008 to $63.0 million, and our loan loss allowance from $94.4 million to $127.5 million at year-end 2009.

The recession also took a toll on certain of our investment securities, as the other-than-temporary impairment (“OTTI”) losses we recorded reduced our 2009 earnings by $58.5 million, or $0.17 per diluted share. Our earnings growth was also subdued by the higher cost of FDIC deposit insurance, as the premiums paid by healthy banks were increased by the FDIC. As more and more borrowers fell victim to the prolonged recession, the number of bank failures rose from 25 in 2008 to 140 in 2009. To further replenish the Deposit Insurance Fund, the FDIC imposed a special assessment in the second quarter. As a result of these actions, our total FDIC-related expenses rose to $45.8 million in 2009 from $4.7 million in the year-earlier twelve months.

While these challenges were counterproductive to earnings, their impact was more than exceeded by the achievements noted below.

Achievements

In 2009, our consistent pursuit of the strategies that comprise our business model resulted in our best financial performance since 2004. While asset quality declined due to the aforementioned economic factors, we expanded our net interest margin, increased our net interest income, and grew our earnings and capital meaningfully over the course of the year.

Growth through Acquisitions

Capitalizing on the opportunity to grow through FDIC-assisted transactions, we acquired certain assets and assumed certain liabilities of AmTrust Bank (“AmTrust”) on December 4, 2009. In addition to expanding our Community Bank franchise with the addition of 66 branches in Florida, Ohio, and Arizona, the AmTrust acquisition increased our interest-earning assets with loans of $5.0 billion and securities of $760.0 million, and enhanced our liquidity with an infusion of $4.0 billion in cash and cash equivalents. Furthermore, the acquisition enhanced our funding mix by providing deposits of $8.2 billion, in addition to $2.6 billion of wholesale borrowings.

The loans we acquired are covered by certain loss sharing agreements which reduce the risk of having acquired loans outside our traditional market and lending niche. Of the $5.0 billion in loans we acquired, $4.7 billion were one- to four-family credits; the remainder consisted primarily of home equity lines of credit (“HELOCs”) and consumer loans. Under the terms of the loss sharing agreements, the FDIC will reimburse the Community Bank for 80% of losses up to $907.0 million and 95% of losses beyond that initial amount with respect to these “covered loans.”

Another positive feature of the transaction was the potential for revenue enhancement, primarily through the addition of AmTrust’s mortgage banking unit, which originates loans for sale to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

Although our 2009 earnings reflect less than a month of combined operations with AmTrust, we recorded a one-time bargain purchase gain in connection with the transaction that added $84.2 million to our 2009 earnings and $0.24 to our diluted earnings per share. Other immediate contributions to earnings from the AmTrust acquisition are discussed under “non-interest income” beginning on page 76 of this report.

Multi-family Lending

Multi-family loans continued to be our principal asset, notwithstanding the AmTrust-related growth of our one- to four-family mortgage loan portfolio. Although loan production was somewhat constrained by the general reluctance of property owners to refinance their loans or increase their real estate holdings, in view of current market conditions, we originated $1.9 billion of multi-family loans in 2009, and grew the multi-family loan portfolio by $1.0 billion, or 6.4%, to $16.7 billion at December 31st.

Asset Quality

While the quality of our assets declined as certain of our borrowers fell victim to the recession, our measures of asset quality continued to compare favorably with those of our industry peers. Non-performing loans rose $464.4 million year-over-year, to $578.1 million, equivalent to 2.04% of total loans at December 31st. Net charge-offs rose $23.8 million during this time, to $29.9 million, which represented 0.13% of average loans in 2009.

To mitigate, and manage, our credit risk, we limited our production of acquisition, development, and construction loans and commercial and industrial loans, and increased our loan loss provisions over the course of the year. We also stepped up our loan workout and collection efforts with the expansion of our Loan Recovery Unit. In addition, we focused our growth-through-acquisition strategy on FDIC-assisted acquisitions, to reduce the risk entailed in acquiring loans that we did not underwrite.

Net Interest Income

Net interest income continued to be our primary source of income and rose $229.8 million, or 34.0%, over the course of the year. Capitalizing on the level of short-term interest rates and the related steepness of the yield curve, we continued to lower our funding costs throughout 2009. In addition to allowing higher cost certificates of deposit (“CDs”) to run off, and replacing them with lower-cost deposits, we repurchased certain REIT-preferred and trust preferred securities and exchanged 1.4 million of our Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”) for 4.8 million shares of our common stock. Together, the repurchase of debt and the debt exchange added $6.5 million after-tax, or $0.02 per diluted share, to our 2009 earnings, while at the same time contributing to the reduction in our cost of funds.

We also enhanced our funding mix through the AmTrust acquisition, with deposits representing 52.9% of total assets at December 31, 2009, an improvement from 44.3% at December 31, 2008.

While the average yields on our loans and assets declined, the impact was far exceeded by the benefit of substantial loan and asset growth. Reflecting both the loans we acquired and organic loan production, the average balance of loans rose $2.2 billion, or 10.3%, to $23.0 billion, and the average balance of interest-earning assets rose $1.8 billion to $29.0 billion, an increase of 6.8%.

The same factors that contributed to the growth of our net interest income contributed to the expansion of our net interest margin in 2009. At 3.12%, our margin was 64 basis points wider than the measure recorded in the prior year.

Efficiency

We measure our efficiency by monitoring the ratio of our operating expenses to the combination of our net interest income and non-interest income (together, our “revenues”). Although our operating expenses were increased by the addition of AmTrust’s staff and operations and higher FDIC insurance-related expenses, the impact was exceeded by the increased revenues we produced. As a result, our efficiency ratio in 2009 was 36.13%.

Our efficiency was, in some part, enhanced by the integration of the data processing systems used by our Community Bank branches in New York and New Jersey. As a result, our customers in these branches now have the option of conducting their business in any of our 175 branches in these two states.

Capital Strength

While the actions we took in 2009 resulted in the growth of our assets, deposits, and franchise, they also resulted in a significant level of capital strength. Tangible stockholders’ equity rose $1.1 billion, or 66.6%, to $2.8 billion, and our ratio of tangible equity to tangible assets rose 147 basis points to 7.13% at year-end. (Please see the reconciliation of our stockholders’ equity and tangible stockholders’ equity on page 85 of this report.)

These increases were, in large part, attributable to the positive response to our AmTrust acquisition, which was followed by a successful common stock offering. The offering generated net proceeds of $864.9 million and resulted in our issuing 69.0 million shares.

As a result of our actions in 2009, we ended the year with assets of $42.2 billion, deposits of $22.3 billion, and a book value of $12.40 per share. We also produced earnings of $398.6 million, equivalent to $1.13 per diluted share. Reflecting the strength of our capital, as well as that of our earnings, we distributed dividends of $347.6 million, collectively, to our investors, and maintained our quarterly cash dividend at $0.25 per share throughout the year.

Recent Events

Dividend Declaration

On January 26, 2010, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on February 17, 2010 to shareholders of record at the close of business on February 5, 2010.

Critical Accounting Policies

We consider certain accounting policies to be critically important to the portrayal of our financial condition and results of operations, since they require management to make complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The sensitivity of our consolidated financial statements to these critical accounting policies, and the judgments, estimates, and assumptions used therein, could have a material impact on our financial condition or results of operations.

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

The allowances for loan losses are established based on our evaluation of the probable inherent losses in our portfolio in accordance with United States generally accepted accounting principles (“GAAP”). The allowances for loan losses are comprised of both specific valuation allowances and general valuation allowances which are determined in accordance with Financial Accounting Standards Board (“FASB”) accounting standards.

Specific valuation allowances are established based on our analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to loans individually evaluated for impairment in our portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective rather than an individual basis. We generally measure impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows, is less than the recorded investment in the loan.

We also follow a process to assign general valuation allowances to loan catergories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in loans outstanding. Our loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories we maintain. Our historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to, the following:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of our loan review system;

•	Changes in the value of the underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	Changes in the experience, ability, and depth of lending management and other relevant staff; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

By considering the factors discussed above, we determine quantified risk factors that are applied to each non-impaired loan or loan type in the loan portfolio to determine the general valuation allowances.

In recognition of recent macroeconomic and real estate market conditions, the time periods considered for historical loss experience are the last three years and the current period. We also evaluate the sufficiency of the overall allocations used for the loan loss allowance by considering the loss experience in the current calendar year.

The process of establishing the loan loss allowances also involves:

•	Periodic inspections of the loan collateral by qualified in-house property appraisers/inspectors, as applicable;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

•	Assessment by the pertinent Board of Directors of the aforementioned factors when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

•	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors or the Credit Committee of the Board of Directors of the Commercial Bank, as applicable.

We charge off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an estimate of the fair value of the underlying collateral and/or an assessment of the financial condition and repayment capacity of the borrower.

The level of future additions to the respective loan loss allowances is based on many factors, including certain factors that are beyond management’s control such as changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowances; however, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize further additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations of the Banks.

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (“other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of OTTI recorded in accumulated other comprehensive loss, net of tax (“AOCL”).

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will increase. We regularly conduct a review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in non-interest income. Our assessment of a decline in fair value includes judgment as to the financial positions and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a conclusion that an OTTI loss should be recognized on a particular security.

Prior to April 1, 2009, when the decline in fair value below an investment’s carrying amount was deemed to be other than temporary, the investment was written down to fair value and the full amount of the write-down was charged to the income statement. A decline in fair value of an investment was deemed to be other than temporary if we did not expect to recover the carrying amount of the investment or we did not have the intent and ability to hold the investment to the anticipated recovery of its amortized cost. Effective April 1, 2009, with the adoption of revised OTTI accounting requirements issued by the FASB, unless we have the intent to sell, or it is more likely than not that we will be required to sell a security, an OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. The decline in value attributable to factors other than credit is charged to AOCL. If there is a decline in fair value of a security below its carrying amount and we have the intent to sell it, or it is more likely than not that we will be required to sell the security, the entire amount of the decline in fair value will be charged to the income statement.

At December 31, 2009, we had net unrealized losses of $1.2 million on available-for-sale securities. The securities impairments were deemed to be temporary and were principally based on the direct relationship of the declines in fair value to the movements in interest rates, including, in some cases, wider credit spreads; the effect of illiquidity on the market; the estimated remaining life and the credit quality of the investments; and our ability to hold, and our intent not to sell, before anticipated full recovery of amortized cost, which may not be until maturity. In contrast, we had net unrealized gains on held-to-maturity securities of $26.1 million.

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

Historically, we have used the quoted market price of our common stock on the impairment testing date as the basis for determining fair value. As of January 1, 2009, the quoted market price of our common stock was $11.96 per share, resulting in a market capitalization of $4.1 billion, as compared to a net book value (common stockholders’ equity) of $4.2 billion at December 31, 2008. Given the negative variance of 2.4% in the Company’s market capitalization, management enhanced the valuation methodology by using a discounted cash flow analysis (“DCFA”). The DCFA utilized observable market data to the extent available. The discount rates utilized in the DCFA reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows. The results of the DCFA yielded a net book value in excess of fair value. In addition to the DCFA, we reviewed the Company’s average market price for the one-month period subsequent to December 31, 2008 and found that the average market price resulted in a market capitalization greater than the Company’s book value per share.

Furthermore, management utilized a market premium approach to determine if there was any indication of goodwill impairment at January 1, 2009. This approach looks at the market value of the Company’s common stock, and estimates the fair value of the Company based on the market value of the stock plus a control premium, and compares that value to the carrying amount of the Company’s stockholders’ equity. Under this method, management determined that there was no indication of goodwill impairment as of January 1, 2009. In determining the appropriate control premium, management took into consideration, among other factors, certain facts and circumstances unique to our company, as well as recent trends in market capitalization and control premiums used in comparable transactions.

We also performed our annual goodwill impairment test as of January 1, 2010 and found no indication of goodwill impairment.

Income Taxes

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

In July 2009, new tax laws were enacted that were effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a real estate investment trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. As a result of certain earlier business combinations, we currently have six REIT subsidiaries. The inclusion of such income is phased in with full inclusion of income starting in 2011. This new tax law increased our income tax expense in 2009 by $1.6 million. Absent any change in the manner in which we conduct our business, current income tax expense is estimated to increase by approximately $1.3 million in 2010, with a larger increase starting in 2011.

Balance Sheet Summary

At December 31, 2009, our assets totaled $42.2 billion and were up $9.7 billion, or 29.8%, from the year-earlier amount. Asset growth was primarily due to the AmTrust acquisition, which provided one- to four-family mortgage and other loans of $5.0 billion; available-for-sale securities of $760.0 million; and cash and cash equivalents of $4.0 billion, including $3.2 billion in cash received from the FDIC. In addition to the assets acquired in the AmTrust acquisition, our asset growth stemmed from loan originations of $4.3 billion over the course of the year.

Similarly, total liabilities rose $8.5 billion, or 30.2%, year-over-year, to $36.8 billion, as deposits grew $7.9 billion, or 55.2%, to $22.3 billion, and borrowed funds rose $668.0 million to $14.2 billion. The increase in deposits was largely attributable to the AmTrust acquisition, which provided deposits of $8.2 billion at December 4, 2009. While the balance of borrowed funds was increased by the AmTrust acquisition, the extent of the increase was limited by our deployment of cash acquired in the transaction to pay down certain wholesale borrowings and repurchase certain debt.

Stockholders’ equity rose $1.1 billion year-over-year to $5.4 billion, representing 12.73% of total assets and a book value of $12.40 per share. Tangible stockholders’ equity rose $1.1 billion during this time to $2.8 billion, and represented 7.13% of tangible assets and a tangible book value of $6.53 per share. (Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity and the related measures that appear on page 85 of this report.) The year-over-year increases in the respective balances were primarily attributable to the net proceeds of our common stock offering in December and the sale of shares through the direct purchase feature of our Dividend Reinvestment and Stock Purchase Plan (“DRP”) during the year.

Loans

At December 31, 2009, loans represented $28.4 billion, or 67.4%, of total assets, as compared to $22.2 billion, or 68.4% of total assets, at December 31, 2008. Included in the year-end 2009 balance were the $5.0 billion of loans acquired in the AmTrust acquisition, all of which are subject to (i.e., covered by) our loss sharing agreements with the FDIC. These loans are referred to as “covered loans” on our Consolidated Statement of Condition at December 31, 2009. The remainder of the loan portfolio consisted of non-covered loans which were originated by the Company or, in some cases, acquired in our merger transactions prior to 2009.

Originations totaled $4.3 billion in 2009, a $1.6 billion reduction from the year-earlier total, as the decline in real estate values and economic weakness in our market discouraged multi-family and commercial real estate property owners from buying or refinancing properties. Included in the 2007 amount were loan originations for portfolio of $3.4 billion and originations of one- to four-family loans held for sale of $888.5 million. In 2008, originations of held-for-sale one- to four-family loans totaled $47.4 million; the significant increase in 2009 was attributable to originations by AmTrust’s mortgage banking unit in December for sale to Fannie Mae and Freddie Mac.

Although originations declined year-over-year, so too did loan sales and repayments, from $4.1 billion in 2008 to $3.3 billion in 2009. Included in the 2009 amount were sales of one- to four-family loans totaling $835.7 million; of this amount, loans of $735.0 million were originated for sale by AmTrust; the remainder were originated through our third-party conduit.

Loan Origination Analysis

The following table summarizes our loan production for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,
	2009		2008
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations:
Multi-family	$1,927,240	45.02%	$3,200,364	54.42%
Commercial real estate	673,814	15.74	1,135,833	19.31
Acquisition, development, and construction	117,926	2.76	372,987	6.34
One- to four-family held for sale	888,527	20.76	47,385	0.81
One- to four-family held for portfolio	340	0.01	5,155	0.09

Total mortgage loan originations	3,607,847	84.29	4,761,724	80.97

Other Loan Originations:
Commercial and industrial	656,008	15.32	1,099,123	18.69
Other	16,563	0.39	20,087	0.34

Total other loan originations	672,571	15.71	1,119,210	19.03

Total loan originations	$4,280,418	100.00%	$5,880,934	100.00%

Covered Loans

At December 31, 2009, covered loans consisted of $4.4 billion of one- to four-family loans (including both fixed and adjustable rate loans that were made to subprime, Alt-A, and prime borrowers); $309.9 million of other loans (HELOCs and consumer loans); and $351.2 million of loans held-for-sale that were originated by AmTrust’s mortgage banking unit prior to the December 4th acquisition date. The latter loans are recorded in the Consolidated Statement of Condition as “covered loans held for sale.”

Covered loans are referred to as such because they are subject to our loss sharing agreements with the FDIC. The loss sharing agreements require the FDIC to reimburse us for 80% of losses up to $907.0 million, and 95% of losses beyond that initial amount with respect to the covered loans. Please see page 60 of this report for a more detailed discussion of the FDIC loss sharing agreements to which all the covered loans are subject.

Non-covered Loans

Multi-family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in the New York Metropolitan region constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented 45.0% of the loans we produced in 2009 and 71.6% of non-covered loans outstanding at December 31, 2009. Multi-family loans rose $1.0 billion year-over-year to $16.7 billion, reflecting originations of $1.9 billion over the twelve-month period. At December 31, 2009, the average multi-family loan had a principal balance of $4.0 million and the portfolio had an average loan-to-value (“LTV”) ratio at origination of 61.0%, based on appraisals that primarily were received at the time of origination.

In 2009, loan production was primarily constrained by the decline in real estate values and by continued economic uncertainty. In addition, while competition for product was weak in the first half of the year, it began to pick up in the summer with the entry of new competitors and the return of Fannie Mae and Freddie Mac to our multi-family lending niche. We would expect to see a return to more normal loan production levels when the market becomes more stable and when an increase in market interest rates appears likely to occur.

Our multi-family loans are typically made to long-term owners of buildings with apartments that are subject to certain rent-control and rent-stabilization laws. Borrowers typically use the funds we provide to make improvements to the buildings and to certain apartments therein. Upon completion of these improvements, the property owners have the right to increase the rents paid by their tenants and, in doing so, can create more cash flows to borrow against in future years. To a lesser extent, we make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

In addition to underwriting our multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the building’s current rent rolls, their financial statements, and related documents.

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternately, the borrower may opt for a fixed rate that, until January 2009, was tied to the five-year Constant Maturity Treasury rate (the “five year CMT”). For loans originated since that date, the fixed rate in years six through ten has been tied to the fixed advance rate of the Federal Home Loan Bank (“FHLB”) of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. While this cycle has repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity has been increasingly constrained by the uncertainty in the real estate market over the past two years, and is likely to be restrained while such uncertainty remains. Thus, in 2009, contrary to our historical experience, certain borrowers took the fixed rate option for years six through ten. Accordingly, the expected weighted average life of the multi-family loan portfolio was 4.2 years at the end of this December, as compared to 3.8 years at December 31, 2008.

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

Our success in our primary lending niche partly reflects the solid relationships we have developed with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of basing our loans on the cash flows produced by the properties. Because the multi-family market is largely broker-driven, the process of producing such loans is significantly expedited, with loans taking four to six weeks to process, and the related expenses being substantially reduced.

At December 31, 2009, $16.4 billion, or 98.3%, of our multi-family loans were secured by rental apartment buildings, with the remainder of the portfolio being secured by underlying mortgages on cooperative apartment buildings. In addition, 75.4% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings that are outside New York City, the State of New York was home to 5.8% of our multi-family credits, with New Jersey and Pennsylvania accounting for 8.8% and 4.0%, respectively. The remaining 6.0% of multi-family loans were secured by buildings outside our primary market.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans in our specific niche. Notwithstanding an increase in non-performing multi-family loans in the current credit cycle, the amount of charged-off multi-family loans has, to date, been limited and has largely consisted of out-of-market non-niche loans. We attribute the difference between the amount of non-performing loans we record and the actual losses we take to our underwriting standards and the generally conservative LTV ratios on the multi-family loans we produce.

We primarily underwrite our multi-family loans based on the current cash flows produced by the building, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore liable to be more risky in the event of a downward credit cycle. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio, which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum debt service coverage ratio of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

Accordingly, while our multi-family lending niche has not been immune to the downturn of the credit cycle, we continue to believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, we believe that they are reasonably likely to retain their tenants in adverse economic times.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the

Rent Stabilization Law are eligible to decontrol luxury apartments, the New York State Court of Appeals ruled, on October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners.

Although we are a major producer of multi-family loans in New York City, the loans on these two properties are not in our portfolio. In addition, because we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties—excluding any J-51 real estate tax benefits received by the property owners—our business model is not dependent upon lending to property owners who place an emphasis on luxury decontrol. Accordingly, this ruling has not had a material impact on our multi-family loan portfolio.

Commercial Real Estate (“CRE”) Loans

CRE loans represented $673.8 million, or 15.7%, of the year’s originations, as compared to $1.1 billion, or 19.3%, of the loans produced in 2008. While the growth of the portfolio was tempered by the level of repayments, CRE loans totaled $5.0 billion at the end of this December, a $435.1 million increase from the balance recorded at December 31, 2008. At December 31, 2009, CRE loans represented 21.3% of non-covered loans outstanding, as compared to 20.5% at the prior year-end. The average CRE loan had a principal balance of $2.8 million at the end of this December, and the portfolio had an average LTV ratio at origination of 54.2%.

At December 31, 2009, 60.2% of our CRE loans were secured by properties in New York City, with properties on Long Island and in New Jersey accounting for 17.2% and 11.7%, respectively. The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties.

The pricing of our CRE loans is structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternately, the borrower may opt for a fixed rate that, until January 2009, was tied to the five-year CMT. For loans originated since that date, the fixed rate in years six through ten has been tied to the fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.9 years at December 31, 2009 and 3.4 years at December 31, 2008. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction (“ADC”) Loans

While the growth of our loan portfolio was fueled by multi-family and CRE lending, the increase was tempered by a reduction in ADC loans. In the interest of reducing our exposure to credit risk at a time when real estate values have been declining, we have, for the most part, limited our production of ADC loans since the second half of 2007 to advances that were committed prior to the onset of the credit cycle turn. As a result, originations declined by $255.1 million, or 68.4%, from the year-earlier volume to $117.9 million in 2009. ADC loans represented $666.4 million, or 2.9%, of total non-covered loans at December 31, 2009, representing a 14.4% reduction from $778.4 million at December 31, 2008.

At December 31, 2009, 60.2% of the loans in our ADC portfolio were for land acquisition and development; the remaining 39.8% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

In addition, 68.9% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 20.5% of our ADC loans, with other parts of New York State and New Jersey accounting for 6.4%, combined. In previous years, limited ADC lending was done outside our immediate market and, even then, to borrowers we had lent to successfully within our marketplace.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion during construction. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At December 31, 2009, 11.9% of the loans in our ADC loan portfolio were non-performing, a result of the downturn in the credit cycle, and an indication of the length of time it has taken certain borrowers to sell or lease the properties underlying their loans.

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

One- to Four-Family Loans

Although we offer one- to four-family loans, it has long been our policy to produce such loans on a pass-through basis only, and to sell the loans we originate to the third-party conduit shortly after they close. Reflecting this practice, as well as repayments of seasoned loans that were produced before its adoption or were acquired in our pre-AmTrust merger transactions, non-covered one- to four-family loans declined $50.2 million year-over-year to $216.1 million, and represented less than 1% of total non-covered loans at December 31, 2009.

In connection with this practice, we participate in a private-label program with a nationally recognized third-party mortgage originator (the “conduit”), based on defined underwriting criteria. The loans are marketed through our branches, including those acquired in the AmTrust acquisition, as well as on our web sites. The loans that we originate through the conduit program generate fees that are recorded as “other non-interest income” in our Consolidated Statements of Income and Comprehensive Income.

In addition to ensuring that our customers are provided with an extensive range of one- to four-family products, the conduit arrangement supports two of our primary objectives: managing our exposure to interest rate risk and maintaining our efficiency.

With the addition of AmTrust’s mortgage banking unit, we now originate a far greater number of one- to four-family loans than we did before the acquisition, specifically consisting of agency-conforming loans for sale to Fannie Mae and Freddie Mac. The loans originated through the mortgage banking unit are made to borrowers on a nationwide platform, and in future periods will be reflected on the Consolidated Statement of Condition, together with the loans originated through our conduit program, as “non-covered one- to four-family loans held for sale.”

Other Loans

Our portfolio of other loans also declined in 2009, by $101.8 million, to $771.6 million at December 31st. Commercial and industrial (“C&I”) loans accounted for $653.2 million of other loans at the end of December, as compared to $713.1 million at December 31, 2008. Of the $672.6 million of other loans produced in the past four quarters, C&I loan originations accounted for $656.0 million, or 97.5%.

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

The interest rates on C&I loans can be fixed or floating, with floating rate loans being tied to prime or some other market index, plus an applicable spread. Depending on the profitability of our relationship with the borrower, our floating rate loans may or may not feature a floor rate of interest.

A benefit of C&I lending is the opportunity to establish full-scale banking relationships with our C&I customers. As a result, many of our borrowers provide us with deposits, and many take advantage of our cash management, investment, and trade finance services.

The remainder of the portfolio of other loans consists primarily of home equity loans and lines of credit, as well as a variety of consumer loans, most of which were originated by our pre-AmTrust merger partners prior to their joining the Company. We currently do not offer home equity loans or lines of credit.

Geographical Analysis of the Loan Portfolio

The following table presents a geographical analysis of our multi-family, CRE, and ADC loans (all of which are non-covered loans) at December 31, 2009:

	At December 31, 2009
	Multi-family Loans		Commercial Real Estate Loans		Acquisition, Development, and and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

New York City:
Manhattan	$5,306,808	31.71%	$1,834,807	36.78%	$271,419	40.73%
Brooklyn	2,986,082	17.84	390,303	7.82	91,040	13.66
Bronx	2,329,002	13.91	192,233	3.85	17,827	2.68
Queens	1,889,069	11.29	529,423	10.61	53,541	8.03
Staten Island	116,278	0.69	56,632	1.14	25,001	3.75

Total New York City	$12,627,239	75.44%	$3,003,398	60.20%	$458,828	68.85%

Long Island	450,450	2.69	859,574	17.23	136,513	20.48
Other New York State	521,557	3.12	113,009	2.27	2,891	0.43
New Jersey	1,465,753	8.76	582,672	11.68	39,892	5.99
Pennsylvania	664,168	3.97	262,105	5.25	—	—
All other states	1,008,554	6.02	167,891	3.37	28,316	4.25

Total	$16,737,721	100.00%	$4,988,649	100.00%	$666,440	100.00%

The covered loans acquired in the AmTrust acquisition were made to borrowers throughout the United States, primarily for the purchase or refinancing of one- to four-family homes.

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2009:

	At December 31,
	2009			2008		2007		2006		2005
	Amount	Percent of Total Loans	Percent of Non- covered Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(dollars in thousands)

Non-covered Mortgage Loans:
Multi-family	$16,737,721	58.94%	71.59%	$15,728,264	70.85%	$14,052,298	69.00%	$14,529,097	73.93%	$12,854,188	75.49%
Commercial real estate	4,988,649	17.57	21.34	4,553,550	20.51	3,828,334	18.80	3,114,440	15.85	2,888,294	16.96
Acquisition, development, and construction	666,440	2.35	2.85	778,364	3.51	1,138,851	5.59	1,102,732	5.61	856,651	5.03
One- to four-family	216,078	0.76	0.92	266,307	1.20	380,824	1.87	230,508	1.17	254,510	1.49

Total non-covered mortgage loans	$22,608,888	79.62	96.70	$21,326,485	96.07	$19,400,307	95.26	$18,976,777	96.56	$16,853,643	98.97

Non-covered Other Loans:
Commercial and industrial	653,159	2.30	2.79	713,099	3.21	705,810	3.47	643,116	3.27	152,638	0.90
Other loans	118,445	0.42	0.51	160,340	0.72	259,395	1.27	33,677	0.17	22,855	0.13

Total non-covered other loans	771,604	2.72	3.30	873,439	3.93	965,205	4.74	676,793	3.44	175,493	1.03

Total non-covered loans	$23,380,492	82.34	100.00%

Net deferred loan origination fees	(3,893)			(7,712)		(2,264)		(679)		(734)
Allowance for loan losses	(127,491)			(94,368)		(92,794)		(85,389)		(79,705)

Total non-covered loans, net	$23,249,108			$22,097,844		$20,270,454		$19,567,502		$16,948,697
Total Covered Loans(1)	5,016,100	17.66		—	—	—	—	—	—	—	—

Total loans, net	$28,265,208	100.00%		$22,097,844	100.00%	$20,270,454	100.00%	$19,567,502	100.00%	$16,948,697	100.00%

(1)	Covered loans include $4.7 billion of one- to four-family loans (of which $351.3 million were held for sale) and $309.9 million of other loans at December 31, 2009. We had no covered loans at any of the prior year-ends.

Lending Authority

The loans we originate for portfolio are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies and procedures approved by the Mortgage and Real Estate Committee of the Board of Directors of the Community Bank (the “Mortgage Committee”), the Credit Committee of the Board of Directors of the Commercial Bank (the “Credit Committee”), and the respective Boards of Directors.

In accordance with the Banks’ policies, all loans of $10.0 million or more are reported to the respective Boards of Directors. In 2009, 52 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $1.2 billion at origination. In 2008, 104 such loans were originated by the Banks, with an aggregate loan balance at origination of $2.7 billion.

We also place a limit on the amount of loans that may be made to one borrower. At December 31, 2009, the largest concentration of loans to one borrower consisted of a $479.5 million multi-family loan provided by the Community Bank to Riverbay Corporation—Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. The loan was originated on September 30, 2004 at an interest rate of 5.20%. At October 1, 2009, the interest rate on the loan was 6.20%. As of December 31, 2009, the loan has been current since its origination.

Mortgage Banking Unit

With the AmTrust acquisition, we acquired a mortgage banking unit that is currently originating only agency-conforming one- to four-family loans for sale to Fannie Mae and Freddie Mac. In connection with the activities of the mortgage banking unit, we have certain interest rate lock commitments to fund loans and other derivative financial instruments that obligate us to sell loans at specific dates in the future at specified prices. These commitments are considered derivatives, and are carried at fair value.

Most forward commitments to sell are entered into with primary dealers. Entering into commitments to sell loans can pose a risk if we are not able to deliver the loans on the appropriate delivery date. If we are unable to meet our obligation, we may be required to pay a fee to the counterparty.

We may retain the servicing on loans that we sell, in which case we would recognize a mortgage servicing right (“MSR”) asset. We estimate prepayment rates based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the servicing portfolio. Generally, when market interest rates decline, prepayments increase as customers refinance their existing mortgages under more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, the anticipated cash flows associated with servicing these loans are terminated or reduced, resulting in a reduction to the fair value of the capitalized MSRs and a reduction in earnings. MSRs are recorded at fair value, with changes in fair value recorded as a component of non-interest income in each period.

Loan Maturity and Repricing Analysis

The following table sets forth the maturity or period to repricing of our loan portfolio at December 31, 2009. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

	Covered and Non-covered Loans at December 31, 2009
(in thousands)	Multi-family	Commercial Real Estate	Acquisition, Development, and Construction	One- to Four- Family	Other	Total Loans
Amount due:
Within one year	$2,055,458	$731,885	$655,619	$1,456,231	$864,196	$5,763,389
After one year:
One to five years	11,708,252	3,017,927	10,344	1,952,709	153,895	16,843,127
Over five years	2,974,011	1,238,837	477	1,513,355	63,396	5,790,076

Total due or repricing after one year	14,682,263	4,256,764	10,821	3,466,064	217,291	22,633,203

Total amounts due or repricing, gross	$16,737,721	$4,988,649	$666,440	$4,922,295	$1,081,487	$28,396,592

The following table sets forth, as of December 31, 2009, the dollar amount of all loans due after December 31, 2010, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2010
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$4,125,900	$10,556,363	$14,682,263
Commercial real estate	1,371,989	2,884,775	4,256,764
Acquisition, development, and construction	10,821	—	10,821
One- to four-family	2,174,766	1,291,298	3,466,064

Total mortgage loans	7,683,476	14,732,436	22,415,912
Other loans	215,693	1,598	217,291

Total loans	$7,899,169	$14,734,034	$22,633,203

Outstanding Loan Commitments

At December 31, 2009, we had outstanding loan commitments of $1.4 billion, including commitments to originate $232.1 million of multi-family loans; $50.3 million of CRE loans; $173.1 million of ADC loans; and $517.6 million of other loans, including $473.7 million of unadvanced lines of credit. Commitments to originate one- to four-family loans (all of which will be sold) totaled $474.4 million at December 31, 2009, as compared to $27.1 million at December 31, 2008, with the difference primarily being attributable to AmTrust’s mortgage banking unit.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $48.0 million at December 31, 2009. The commitments featured terms ranging from one to three years and are collateralized.

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

Asset Quality

The economic crisis that began in the second half of 2007 showed few signs of abating as unemployment continued to rise, more businesses faltered, and real estate values declined through most of 2009. Although the initial shock of the crisis faded away, its far-reaching impact continued, posing a challenge to both borrowers and lenders alike.

The following discussion refers to our non-covered loans only, as the covered loans we acquired in the AmTrust acquisition are considered to be performing, as discussed on page 60 under “Covered Loans.”

The impact of these economic forces was reflected in our non-performing assets and net charge-offs, both of which rose substantially in 2009. At $29.9 million, net charge-offs represented 0.13% of average loans in 2009, as compared to $6.2 million, representing 0.03% of average loans, in 2008. Multi-family loans accounted for $15.3 million of the 2009 net charge-offs, with ADC loans and other loans accounting for $6.0 million and $7.8 million, respectively. In 2008, the majority of our net charge-offs consisted of ADC and other loans.

Non-performing loans rose to $578.1 million in 2009 from the prior year’s $113.7 million, and represented 2.04% and 0.51% of total loans, respectively. The increase in non-performing loans was attributable to a $455.2 million rise in non-accrual mortgage loans to $557.1 million and a $9.2 million rise in non-accrual other loans to $20.9 million. The increase in non-accrual mortgage loans was largely due to a $340.0 million increase in loans secured by multi-family buildings, most of which were located outside our primary lending niche, as described earlier under “Multi-family Loans.” Although the reasons for this increase vary from credit to credit, such loans do not typically result in significant losses, given the value of the cash flows such buildings generate.

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

Non-performing loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee, the Credit Committee, and the Boards of Directors of the Banks. When necessary, non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Recovery Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

Properties that are acquired through foreclosure are classified as “other real estate owned” (“OREO”), and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property. At December 31, 2009, OREO totaled $15.2 million as compared to $1.1 million at the previous year-end.

It is our policy to require an appraisal and environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties on an as-needed basis until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

Reflecting the increase in non-performing loans and OREO, non-performing assets rose $478.5 million year-over-year to $593.3 million, representing 1.41% of total assets at December 31, 2009. At December 31, 2008, the comparable ratio was 0.35%. In addition, loans 30 to 89 days past due totaled $273.0 million at the end of this December, a $170.2 million increase from the year-end 2008 amount.

To mitigate the potential for credit risk, we underwrite our loans in accordance with prudent credit standards. In the case of multi-family and CRE loans, we look first at the consistency of the cash flows being generated to determine the property’s economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value more typically used.

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

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers is typically greater than ten years. In addition, in New York City, where 75.4% of the buildings securing our multi-family loans are located, the rents that tenants may be charged on the apartments in certain buildings is restricted under certain rent-control or rent-stabilization laws. As a result, the average rents that tenants pay in such apartments are generally lower than current market rents. Buildings with a preponderance of such rent-regulated apartments are, therefore, less likely to experience vacancies in times of economic adversity.

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the current average LTV ratios of such credits were well below those amounts at December 31, 2009, as previously noted. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management; in addition, the origination of CRE loans typically requires an assignment of the rents and/or leases.

The Boards of Directors also take part in the ADC lending process, with all ADC loans requiring the approval of the Mortgage or Credit Committee, as applicable. In addition, a member of the pertinent committee participates in inspections when the loan amount exceeds $2.5 million. ADC loans have primarily have been made to well-established builders who have worked with us or our merger partners in the past. We typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, which are not our primary focus, we typically lend up to 65% of the estimated as-completed market value of the property.

Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including, but not limited to, inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying the loan may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the operating results of the business. Accordingly, personal guarantees are also a normal requirement for C&I loans.

Our loan portfolio has been structured to manage our exposure to both credit and interest rate risk. The vast majority of the loans in our portfolio are intermediate-term credits, with multi-family and CRE loans typically repaying or refinancing within three to five years of origination, and the duration of ADC loans ranging up to 36 months, with 18 to 24 months more the norm. Furthermore, our multi-family loans are largely secured by buildings with rent-regulated apartments that tend to maintain a high level of occupancy, regardless of economic conditions in our marketplace.

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower, at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment, and will consider a repayment schedule to avoid taking such action. Delinquencies are addressed by our Loan Recovery Unit and every effort is made to collect rather than initiate foreclosure proceedings.

While we strive to originate loans that will perform fully, the severity of the credit cycle has resulted in an increase in non-performing loans and assets, as well as net charge-offs. In view of the weakened economy and the increase in non-performing assets and net charge-offs, we increased our allowance for loan losses in 2009. The allowance for loan losses rose $33.1 million, or 35.1%, year-over-year to $127.5 million, as net charge-offs of $29.9 million were exceeded by loan loss provisions of $63.0 million. In 2008, the provision for loan losses totaled $7.7 million and exceeded that year’s net charge-offs by $1.5 million. At December 31, 2009, the allowance for loan losses represented 0.45% of total loans and 22.05% of non-performing loans.

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

Based upon all relevant and available information, management believes that the allowance for loan losses at December 31, 2009 was appropriate at that date.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction has largely been due to the nature of our primary lending niche (multi-family loans collateralized by non-luxury residential apartment buildings in the New York Metropolitan region that have a preponderance of apartments with below-market rents); and to our conservative underwriting practices that require, among other things, low LTV ratios.

Despite the rise in non-performing multi-family loans in 2009, we would not expect to see a comparable increase in losses. This is primarily due to the strength of the underlying collateral for these loans and the collateral structure upon which these loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to “walk-away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Similarly, an increase in CRE loans would not necessarily be expected to result in a corresponding increase in our loan loss allowance for such credits. At December 31, 2009, CRE loans represented 21.3% of non-covered loans outstanding, an 83 basis point increase from the year-earlier amount. Charge-offs of CRE loans represented 1.8% of total charge-offs in the current twelve-month period and 0.26% in the twelve months ended December 31, 2008. We believe this favorable loan loss experience is due to our historical practice of underwriting CRE loans in accordance with standards similar to those we follow in underwriting our multi-family loans.

In 2009, we continued to de-emphasize the production of ADC and other loans, as well as one- to four-family loans for portfolio, in order to mitigate credit risk. At December 31, 2009, ADC, other loans, and one- to four-family loans represented 2.4%, 2.7%, and 0.76%, respectively, of loans outstanding, as compared to 3.5%, 3.9%, and 1.2%, respectively, at December 31, 2008. At December 31, 2009, 11.9%, 2.7%, and 6.6% of ADC, other loans, and one- to four-family loans were non-performing, respectively. Although ADC, other loans, and one- to four-family loans each represented a smaller percentage of loans outstanding, the level of the loan loss allowance for such loans at December 31, 2009 either increased or remained consistent with the year-earlier level, reflecting the trend in non-performing loans and our ongoing assessment of the risk inherent in these portfolios.

In view of these factors, we believe that a significant increase in non-performing loans will not necessarily result in a comparable increase in loan losses and, accordingly, will not necessarily require a significant increase in our loan loss allowance or in the provision for loan losses recorded in any given period. As indicated, while non-performing loans represented 2.04% of total loans at December 31, 2009, the ratio of net charge-offs to average loans for the twelve months ended at that date was 0.13%. The allowance for loan losses is determined in accordance with the methodology described earlier in this report under “Critical Accounting Policies.”

Covered Loans

Although the AmTrust acquisition increased our loan portfolio by $5.0 billion, the credit risk associated with the acquired loans was substantially mitigated by the Community Bank’s loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC will reimburse us for 80% of losses (and share in 80% of any recoveries) up to $907.0 million and reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to losses exceeding that initial amount. The loss sharing (and reimbursement) agreement applicable to one- to four-family mortgage loans and HELOCs is effective for a ten-year period. The loss sharing agreement applicable to consumer loans provides for the FDIC to reimburse us for losses for a five-year period; the period for sharing in recoveries on consumer loans extends for a period of eight years.

We consider the covered loans to be performing due to the application of the yield accretion method under Codification Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust are no longer classified as non-performing because, at acquisition, we believe we will fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to Codification Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

In addition, the Community Bank agreed to pay to the FDIC on January 18, 2020 (the “True-Up Measurement Date”), half of the amount, if positive, calculated as (1) $181,400,000 minus (2) the sum of (a) 25% of the asset discount bid made in connection with the AmTrust acquisition; (b) 25% of the Cumulative Shared-Loss Payments (as defined in the agreements); and (c) the sum of the period servicing amounts for every consecutive twelve-month period prior to, and ending on, the True-Up Measurement Date in respect of each of the shared loss agreements during which the applicable shared loss agreement is in effect.

These reimbursable losses and recoveries are based on the book value of the relevant loans and other assets as determined by the FDIC as of the effective date of the acquisition. The amount that the Community Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered loans in future periods.

In connection with the loss sharing agreements, we established an FDIC loss share receivable in the amount of $740.0 million, which was the acquisition date fair value of the loss sharing agreements (expected reimbursements from the FDIC over the terms of the agreements. The loss share receivable may increase if the losses increase, and may decrease if the losses fall short of the expected amount. Gains and recoveries on covered loans will offset losses or be paid to the FDIC at the applicable loss share percentage at the time of recovery.

In addition, the one- to four-family loans originated for sale by AmTrust’s mortgage banking unit are underwritten to Fannie Mae and Freddie Mac standards. At the time of sale, certain representations and warranties with regard to the underwriting and documentation of these loans are made. We may be required to repurchase the loans from Fannie Mae and Freddie Mac if it is found that a breach of the representations and warranties was made at the time of sale.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for loan losses, non-performing assets, and delinquencies at each year-end in the five years ended December 31, 2009. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed on page 60 of this report. Therefore, covered loans are not reflected in any of the 2009 amounts or ratios provided in this table.

	At December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Allowance for Loan Losses:
Balance at beginning of year	$94,368	$92,794	$85,389	$79,705	$78,057
Provision for loan losses	63,000	7,700	—	—	—
Charge-offs:
Multi-family	(15,261)	(175)	—	—	—
Commercial real estate	(530)	(16)	—	—	—
Acquisition, development, and construction	(5,990)	(2,517)	—	—	—
One- to four-family	(322)	—	—	—	—
Other loans	(7,828)	(3,460)	(431)	(420)	(21)

Total charge-offs	(29,931)	(6,168)	(431)	(420)	(21)
Recoveries	54	42	—	—	—
Allowance acquired in merger transactions	—	—	7,836	6,104	1,669

Balance at end of year	$127,491	$94,368	$92,794	$85,389	$79,705

Non-performing Assets:
Non-accrual mortgage loans:
Multi-family	$393,113	$53,153	$3,061	$—	$263
Commercial real estate	70,618	12,785	3,293	2,583	3,000
Acquisition, development, and construction	79,228	24,839	2,939	11,375	5,906
1-4 family	14,171	11,155	5,598	4,114	6,382

Total non-accrual mortgage loans	557,130	101,932	14,891	18,072	15,551
Other non-accrual loans	20,938	11,765	7,301	3,131	1,338
Loans 90 days or more past due and still accruing interest	—	—	—	—	10,674

Total non-performing loans	578,068	113,697	22,192	21,203	27,563
Other real estate owned	15,205	1,107	658	1,341	1,294

Total non-performing assets	$593,273	$114,804	$22,850	$22,544	$28,857

Ratios:
Non-performing loans to total loans	2.04%	0.51%	0.11%	0.11%	0.16%
Non-performing assets to total assets	1.41	0.35	0.07	0.08	0.11
Allowance for loan losses to non-performing loans	22.05	83.00	418.14	402.72	289.17
Allowance for loan losses to total loans	0.45	0.43	0.46	0.43	0.47
Net charge-offs during the period to average loans outstanding during the period	0.13	0.03	0.00	0.00	0.00

Loans 30-89 Days Past Due:
Multi-family	$155,790	$37,266	$15,461	$15,545	$4,017
Commercial real estate	42,324	29,090	1,762	4,191	3,083
Acquisition, development, and construction	48,838	21,380	2,870	19,301	—
One- to four-family	5,019	4,885	4,875	4,440	3,601
Other loans	21,036	10,170	9,333	6,926	510

Total loans 30-89 days past due	$273,007	$102,791	$34,301	$50,403	$11,211

In accordance with GAAP, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a loan constitutes a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulty. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. Loans modified in a troubled debt restructuring, all of which had non-accrual status, totaled $184.8 million at December 31, 2009. There were no troubled debt restructurings at any of the previous year-ends included in the preceding asset quality analysis.

Summary of the Allowance for Loan Losses

The following table sets forth the allocation of the consolidated allowance for loan losses at each year-end in the five years ended December 31, 2009. The entire allowance for loan losses at December 31, 2009 relates to non-covered loans.

	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non- covered Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Multi-family loans	$75,567	71.59%	$43,908	70.85%	$43,066	69.00%	$46,525	73.93%	$44,336	75.49%
Commercial real estate loans	32,079	21.34	29,622	20.51	29,461	18.80	23,313	15.85	23,379	16.96
Acquisition, development, and construction loans	8,276	2.85	10,289	3.51	10,243	5.59	9,089	5.61	8,281	5.03
One- to four-family loans	1,530	0.92	1,685	1.20	1,884	1.87	1,048	1.17	1,304	1.49
Other loans	10,039	3.30	8,864	3.93	8,140	4.74	5,414	3.44	2,405	1.03

Total loans	$127,491	100.00%	$94,368	100.00%	$92,794	100.00%	$85,389	100.00%	$79,705	100.00%

The preceding allocation is based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report, and a different allocation methodology may be deemed to be more appropriate in the future. In addition, it should be noted that the portion of the loan loss allowance allocated to each non-covered loan category does not represent the total amount available to absorb losses that may occur within that category, since the total loan loss allowance is available for the entire non-covered loan portfolio.

Securities

Securities represented $5.7 billion, or 13.6%, of total assets at December 31, 2009, as compared to $5.9 billion, or 18.2%, of total assets at December 31, 2008. While the balance of securities had declined steadily from January through November, we acquired $760.0 million of securities in the AmTrust acquisition, which limited the degree to which the portfolio declined year-over-year. Included in the acquired amount were U.S. Treasury notes of $608.0 million and GSE obligations of $152.0 million.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. In 2009, we limited our investments to government-sponsored enterprise (“GSE”) obligations (defined as GSE certificates; GSE collateralized mortgage obligations (“CMOs”) and GSE debentures). At December 31, 2009, 91.8% of our securities portfolio consisted of GSE obligations, including those acquired in the AmTrust acquisition, as compared to 89.9% at December 31, 2008. The remainder of the portfolio was comprised of private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. We have no investment securities that are backed by subprime or Alt-A loans.

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

Securities expected to be held for an indefinite period of time are classified as available for sale. A decision to purchase or sell these securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. All of the securities acquired in the AmTrust acquisition were classified as available for sale. Accordingly, available-for-sale securities represented $1.5 billion, or 26.4%, of total securities at the end of this December, up from $1.0 billion, or 17.1%, of total securities at December 31, 2008. Included in the respective year-end amounts were mortgage-related securities of $774.2 million and $833.7 million, and other securities of $744.4 million and $176.8 million, respectively. The estimated weighted average lives of the available-for-sale securities portfolio were 2.2 years and 5.6 years, respectively, at December 31, 2009 and 2008.

Held-to-maturity securities represented $4.2 billion, or 73.6%, of total securities at the end of this December, as compared to $4.9 billion, or 82.9%, of total securities at the prior year-end. At December 31, 2009, the fair value of securities held to maturity represented 100.62% of their carrying value, an improvement from the year-earlier percentage of 98.7%. Mortgage-related securities accounted for $2.5 billion and $3.2 billion, respectively, of the year-end 2009 and 2008 totals, with other securities representing the remaining $1.8 billion and $1.7 billion. Included in the latter year-end amounts were GSE obligations of $1.5 billion and $1.4 billion; capital trust notes of $167.1 million and $220.4 million; and corporate bonds of $101.1 million and $133.2 million, respectively. The estimated weighted average lives of the held-to-maturity securities portfolio were 6.2 years and 5.2 years at the corresponding dates.

OTTI losses declined to $96.5 million in 2009 from $104.3 million in the year-earlier period. Included in the 2009 amount was OTTI of $25.1 million on certain trust preferred securities that was recognized based on information received subsequent to the issuance of our fourth quarter 2009 earnings release on January 27, 2010. For the twelve months ended December 31, 2009, the OTTI losses on securities consisted of $96.3 million on trust preferred securities ($86.6 million of which was recognized in earnings); and $10.0 million related to corporate debt (all of which was recognized in earnings).

Prior to April 1, 2009, if the decline in fair value below an investment’s carrying amount was deemed to be other than temporary, the investment was written down to fair value and the entire amount of the write-down was charged to the income statement. A decline in fair value of an investment was deemed to be other than temporary if we did not expect to recover the carrying amount of the investment or we did not have the intent and ability to hold the investment to its anticipated recovery. Effective April 1, 2009, with the adoption of revised OTTI accounting requirements issued by the FASB, unless we have the intent to sell, or it is more likely than not that we will be required to sell a security, an OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. The decline in value attributable to factors other than credit is charged to AOCL. If there is a decline in fair value of a security below its carrying amount and we have the intent to sell it, or it is more likely than not that we will be required to sell the security, the entire amount of the decline in fair value will be charged to the income statement.

Partly reflecting an improvement in market conditions during the year, the after-tax net unrealized loss on securities available for sale and the non-credit portion of OTTI, net of taxes, amounted to $6.3 million at the end of this December as compared to after-tax net unrealized losses of $32.5 million at December 31, 2008. The respective after-tax losses were recorded as a component of stockholders’ equity in the Consolidated Statements of Condition at the corresponding dates.

Federal Home Loan Bank (“FHLB”) Stock

The Community Bank and the Commercial Bank are members of the FHLB-NY, one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost.

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. In addition, the Community Bank acquired shares of the capital stock of the FHLB-Cincinnati with a value of $110.6 million in connection with the AmTrust acquisition.

As a result, the Community Bank and the Commercial Bank held FHLB stock of $488.3 million and $8.4 million, respectively, at December 31, 2009. FHLB stock continued to be valued at par, with no impairment required, at that date.

For the fiscal year ended December 31, 2009, dividends from the FHLB to the Community Bank and the Commercial Bank respectively amounted to $22.6 million and $473,000; in 2008, such dividends amounted to $18.0 million and $487,000, respectively. A reduction in the dividend paid by the FHLB or an increase in the interest paid on future FHLB advances would adversely impact our net interest income. The FHLB has stated that it expects to continue to pay dividends, but has acknowledged that future economic events, regulatory actions, and other actions could impact its ability to pay such dividends. In addition, a reduction in the capital levels of the FHLB could adversely impact our ability to redeem our shares and the value thereof.

Bank-Owned Life Insurance (“BOLI”)

At December 31, 2009, our investment in BOLI was $716.0 million, as compared to $691.4 million at December 31, 2008. The increase in our investment reflects the increase in the cash surrender value of the underlying policies during 2009.

BOLI is recorded as the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans acquired in the AmTrust acquisition, we recorded an FDIC loss share receivable which represents the acquisition date fair value of $740.0 million for the reimbursements we expect to receive under the loss sharing agreements. The initial balance may be increased or decreased over time, primarily depending on the performance of the covered loan portfolio and the extent of losses incurred.

Goodwill and Core Deposit Intangibles (“CDI”)

We record goodwill and CDI in our Consolidated Statements of Condition in connection with our various business combinations.

At December 31, 2009 goodwill totaled $2.4 billion, equal to the balance at December 31, 2008. CDI rose $18.0 million year-over-year, to $105.8 million, reflecting the $40.8 million of CDI acquired in the AmTrust acquisition less $22.8 million of amortization stemming from previous mergers and acquisitions.

Sources of Funds

The Parent Company (i.e, the Company on an unconsolidated basis) has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: capital raised through the issuance of stock; dividends paid to the Company by the Banks; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from the deposits we acquire in our business combinations or gather through our branch network, and brokered deposits; the use of borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment of loans and securities; and the cash flows generated through the sale of loans and securities. In 2009, these funding sources were complemented by the AmTrust-related infusion of $4.0 billion in cash and cash equivalents.

In 2009, loan repayments and sales totaled $3.3 billion, down from $4.1 billion in the prior year. Included in the 2009 amount were repayments of $2.4 million and sales of $835.7 million, primarily reflecting loans originated for sale by AmTrust’s mortgage banking unit. Cash flows from the repayment and sale of securities totaled $2.7 billion and $10.3 million, respectively, and were partially offset by purchases of securities totaling $1.8 billion over the course of the year. In 2008, securities repayments and sales generated cash flows of $2.5 billion and $11.5 million and were offset by purchases of $2.7 billion.

Consistent with our business model, the cash flows from loans and securities were primarily invested in loans and, to a lesser extent, in GSE obligations.

Deposits

Our funding mix and our ability to attract retail deposits were substantially enhanced by the AmTrust acquisition on December 4, 2009. With the addition of 66 branches in Florida, Ohio, and Arizona and $8.2 billion in deposits, we expanded our franchise to 276 branches (including 210 branches in Metro New York and New Jersey) and increased our deposits to $22.3 billion at December 31, 2009. Year-over-year, deposits were up $7.9 billion, equivalent to an increase of 55.2%. Deposits represented 52.9% of total assets at the end of this December, an improvement from 44.3% at year-end 2008.

While the vast majority of our deposits, historically, have been acquired through business combinations or gathered through our branch network, our mix of deposits has also included brokered CDs and brokered money market accounts. Depending on the availability and pricing of such wholesale funding sources, we typically refrain from pricing our retail deposits at the higher end of the market in order to contain or reduce our funding costs.

CDs represented $9.1 billion, or 40.6%, of total deposits at the end of December, and were up $2.3 billion, or 33.2%, year-over-year. Brokered CDs accounted for $358.5 million of the December 31, 2009 balance, down from $1.6 billion of the balance at December 31, 2008. The balance of CDs at December 31, 2009 also includes CDs in excess of $100,000 that feature preferential rates of interest and are accepted by both the Community Bank and the Commercial Bank. At December 31, 2009, CDs due to mature within one year totaled $7.2 billion, representing 79.6% of total CDs at that date.

Core deposits (defined as all deposits other than CDs) rose $5.7 billion year-over-year to $13.3 billion, and represented 59.4% of total deposits at December 31, 2009. The increase was across the board, with NOW and money market accounts rising $3.9 billion year-over-year to $7.7 billion; savings accounts rising $1.2 billion to $3.8 billion; and non-interest-bearing accounts rising $640.3 million to $1.8 billion. The increase in the balance of NOW and money market accounts was partially due to a $1.1 billion increase in brokered money market accounts to $2.6 billion at year-end 2009.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased); junior subordinated debentures; and other borrowed funds (consisting primarily of preferred stock of subsidiaries and senior notes).

The cost of borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC.”) The FOMC reduces, maintains, or increases the target federal funds rate as it deems necessary. While the target federal funds rate declined dramatically in 2008, from 4.25% in January to a range of 0 to 25 basis points in December, the rate was maintained at that historically low range throughout 2009.

In the interest of reducing our cost of funds and enhancing our net interest margin, we used a portion of the cash received in the AmTrust acquisition to pay down the repurchase agreements we acquired. In the third quarter of 2009, we exchanged shares of our common stock for BONUSES units; and in the fourth quarter of 2009, we repurchased certain REIT- and trust preferred securities.

Wholesale Borrowings

Although wholesale borrowings of $2.6 billion were assumed in the AmTrust acquisition, we utilized a portion of the cash received in that transaction to pay down $865.0 million of such borrowings before the end of the year. As a result, wholesale borrowings rose $737.7 million from the December 31, 2008 balance to $13.1 billion at December 31, 2009.

FHLB advances represented $9.0 billion of wholesale borrowings at the end of this December, a $1.2 billion increase from the balance at December 31, 2008. Included in the year-end 2009 amount were $1.7 billion of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition. The remaining advances were from the FHLB-NY. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at year-end 2009 were repurchase agreements of $4.1 billion, down $360.0 million from the balance at December 31, 2008. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to our ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use. While the balance of wholesale borrowings at year-end 2008 included overnight federal funds purchased of $150.0 million, we had no federal funds purchased at year-end 2009.

A significant portion of our wholesale borrowings at year-end 2009 consisted of callable advances and callable repurchase agreements. At December 31, 2009, $9.9 billion of our wholesale borrowings were callable in 2010 and $2.2 billion were callable in 2011. Given the current interest rate environment, we do not expect these borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures declined to $427.4 million at December 31, 2009 from $484.2 million at December 31, 2008. The reduction was due to the exchange of BONUSES units for common stock in the third quarter, and the repurchase of New York Community Capital Trust XI securities in the fourth quarter of the year.

Other Borrowings

Other borrowings totaled $656.5 million at December 31, 2009, as compared to $669.4 million at the prior year-end. The reduction was attributable to the fourth quarter repurchase of REIT-preferred securities that had been issued by Richmond County Financial Corp. and Roslyn Bancorp, Inc. prior to merging with and into the Company in 2001 and 2003, respectively.

Included in the balance of other borrowings at both year-ends were $602.0 million of fixed rate senior notes that were issued by the Community Bank under the FDIC’s Temporary Liquidity Guarantee Program in December 2008.

Please see Note 8 to the Consolidated Financial Statements, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, junior subordinated debentures, and other borrowings.

Liquidity, Contractual Obligations and Off-Balance-Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

As discussed under “Sources of Funds,” the loans we produce are funded through four primary sources: (1) the deposits we acquire in connection with our business combinations, those we gather organically through our branch network, and brokered deposits; (2) borrowed funds, primarily in the form of wholesale borrowings; (3) cash flows from the repayment of loans and securities; and (4) cash flows from the sale of securities and loans.

While borrowed funds and the scheduled amortization of securities and loans are generally more predictable funding sources, deposit flows and loan and securities repayments are less predictable in nature, as they are subject to external factors beyond our control. Among these are changes in the economy and local real estate values; competition from other financial institutions and non-traditional financial services companies; and changes in short- and intermediate-term interest rates. Depending on the volume and cost of deposits acquired in our business combinations, we may opt not to compete aggressively for deposits, and may also allow our higher-cost deposits to run off.

Our principal investing activity is multi-family lending, which is supplemented by the production of CRE and, to a lesser extent, ADC and C&I loans. In 2009, loan originations totaled $4.3 billion, including multi-family loans and CRE loans of $1.9 billion and $673.8 million, respectively. While the growth of the loan portfolio in 2009 was largely due to the AmTrust acquisition, organic loan production was primarily funded with cash flows from loan repayments, borrowed funds, and brokered deposits, while the cash flows from the sale and repayment of securities were primarily reinvested into GSE securities. The net cash provided by investing activities in 2009 totaled $3.8 billion, including cash and cash equivalents received in the AmTrust acquisition. In addition, our operating activities provided net cash of $211.6 million in 2009.

In 2009, the net cash used in financing activities totaled $1.5 billion, primarily reflecting a $266.4 million net decrease in cash flows from deposits and the net proceeds of $864.9 million from our common stock offering in December 2009. These inflows were partially offset by the use of $347.6 million for the payment of cash dividends.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.7 billion at the end of this December, in contrast to $203.2 million at December 31, 2008. Reflected in the current year-end balance was the cash received in the AmTrust acquisition, which is currently awaiting deployment into higher-yielding assets. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $1.5 billion at the end of this December, and from the Banks’ approved lines of credit with the FHLB-NY.

CDs due to mature in one year or less from December 31, 2009 totaled $7.2 billion, representing 79.6% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. As previously mentioned, there are times that we may choose not to compete for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

In 2009, the primary sources of funds for the Parent Company included dividend payments from the Banks, the proceeds from the issuance of common stock, and the sale and repayment of investment securities. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the New York State Superintendent of Banks (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulation.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2009, the Banks paid dividends totaling $300.0 million to the Parent Company, leaving $274.2 million that they could dividend to the Parent Company without regulatory approval at December 31st. In addition, the Parent Company had $167.8 million in cash and cash equivalents at year-end 2009, together with $6.9 million of available-for-sale securities. If either of the Banks applies to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such an application would be approved by the regulatory authorities.

In 2009, the Federal Reserve Bank issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Bank’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve Bank’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Contractual Obligations and Off-Balance-Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs to our customers under contract, and borrow funds under contract from the FHLB and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “deposits” and “borrowed funds,” respectively. At December 31, 2009, we recorded CDs of $9.1 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $14.2 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $188.1 million at December 31, 2009.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations:

(in thousands)	Certificates of Deposit	Long-term Debt(1)	Operating Leases (2)	Total
One year or less	$7,210,758	$1,069,663	$27,889	$8,308,310
One to three years	1,694,703	1,174,156	49,749	2,918,608
Three to five years	141,305	996,863	38,836	1,177,004
More than five years	7,125	10,924,004	71,654	11,002,783

Total	$9,053,891	$14,164,686	$188,128	$23,406,705

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, preferred stock of subsidiaries, and senior notes.
(2)	Includes leases for AmTrust’s banking facilities. (Please see Item 2, “Properties,” for further information.)

We had no contractual obligations to purchase loans or securities at December 31, 2009.

At December 31, 2009, we had commitments to extend credit in the form of mortgage and other loan originations. These off-balance-sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

At December 31, 2009, commitments to originate mortgage loans totaled $929.9 million, including $474.4 million of one- to four-family loans committed for sale. Commitments to originate other loans totaled $517.6 million, including unadvanced lines of credit. The majority of our loan commitments were expected to be funded within 90 days of that date.

In addition, we had off-balance-sheet commitments to issue commercial, performance, and financial stand-by letters of credit of $12.2 million, $12.6 million, and $23.2 million, respectively, at December 31, 2009.

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2009:

(in thousands)
Mortgage Loan Commitments:
Multi-family loans	$232,093
Commercial real estate loans	50,311
Acquisition, development, and construction loans	173,091
One- to four-family loans held for sale	474,411

Total mortgage loan commitments	929,906

Other loan commitments	43,942
Unused lines of credit	473,659

Total other loan commitments	517,601

Total loan commitments	$1,447,507
Commercial, performance, and financial stand-by letters of credit	47,976

Total commitments	$1,495,483

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

The Company uses various financial instruments, including derivatives, in connection with strategies to reduce price risk resulting from changes in interest rates. The Company’s derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments, swaps, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities. These derivatives seek to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. The Company held derivative financial instruments with notional values of $1.4 billion at December 31, 2009. Please see Note 15, “Derivative Financial Instruments.”

Capital Position

In 2009, our capital position was significantly strengthened by strategic actions that were taken to increase our tangible capital and our measures of tangible capital strength. In addition to selling 13.2 million shares of our common stock through our DRP during the year, we exchanged 1.4 million of our BONUSES units for 4.8 million common shares in August, and sold 69.0 million shares in a common stock offering in December 2009 in conjunction with the AmTrust acquisition. The sale of shares through our DRP generated $147.3 million, while the common stock offering generated net proceeds of $864.9 million and the BONUSES unit exchange generated $39.1 million.

Reflecting these actions, as well as the increase in our 2009 earnings, stockholders’ equity rose to $5.4 billion at December 31, 2009 from $4.2 billion at December 31, 2008. The balance at December 31, 2009 was equivalent to 12.73% of total assets and a book value per share of $12.40, as compared to 13.00% of total assets and a book value of $12.25 per share at December 31, 2008. The calculations of book value per share at the respective year-ends were based on 432,898,084 and 344,353,808 shares, respectively.

We calculate book value per share by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then dividing our total stockholders’ equity by the resultant number of shares. Reflecting the actions described above, the number of shares outstanding rose to 433,197,332 at December 31, 2009 from 344,985,111 at December 31, 2008. Included in the respective year-end amounts were unallocated ESOP shares of 299,248 and 631,303. (Please see the definition of book value per share that appears in the Glossary on page 3 of this report.)

Tangible stockholders’ equity rose 66.6% year-over-year to $2.8 billion from $1.7 billion at December 31, 2008. We calculate our tangible stockholders’ equity by subtracting the goodwill and CDI that stemmed from our various business combinations from the balance of stockholders’ equity. At December 31, 2009, we recorded goodwill of $2.4 billion, consistent with the year-earlier level, and CDI of $105.8 million, as compared to $87.8 million at December 31, 2008. The growth of our tangible capital was paralleled by the enhancement of our tangible capital measures. At December 31, 2009, tangible stockholders’ equity represented 7.13% of tangible assets, a 147-basis point increase from the measure at December 31, 2008. Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose to 7.25% at the end of this December from 5.94% at the prior year-end. (Please see the reconciliations of stockholders’ equity and tangible stockholders’ equity and the related measures on page 85 of this report.)

The year-over-year increase in tangible stockholders’ equity reflects the benefit of the aforementioned strategic actions, which was somewhat tempered by the distribution of cash dividends totaling $347.6 million in the form of four quarterly cash dividends of $0.25 per share, or $1.00 per share, annualized. The latter increase was more than offset by a $10.4 million reduction in the charge to stockholders’ equity stemming from our pension and post-retirement plan obligations to $39.7 million, and a $27.0 million decline in after-tax net unrealized securities losses to $10.2 million. Reflecting the reductions in the respective charges, AOCL declined $37.4 million year-over-year to $49.9 million at December 31, 2009.

Consistent with our focus on capital strength and preservation, the level of stockholders’ equity at December 31, 2009 continued to exceed the minimum federal requirements for a bank holding company. The following tables set forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis at December 31, 2009 and 2008, and the respective minimum regulatory capital requirements:

Regulatory Capital Analysis

At December 31, 2009	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,500,748	15.03%	8.00%
Tier 1 risk-based capital	3,373,258	14.48	4.00
Leverage capital	3,373,258	10.03	4.00

At December 31, 2008	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$2,430,510	11.96%	8.00%
Tier 1 risk-based capital	2,336,142	11.49	4.00
Leverage capital	2,336,142	7.84	4.00

The capital strength of the Company is paralleled by the solid capital position of the Banks. At December 31, 2009, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions under the Federal Deposit Insurance Corporation Improvement Act of 1991, as further discussed in Note 18 to the Consolidated Financial Statements, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2009 and 2008 COMPARISON

Earnings Summary

In 2009, our net income rose to $398.6 million from $77.9 million in 2008. The 2009 amount was equivalent to diluted earnings per share of $1.13, up from $0.23 per diluted share in the year-earlier twelve months.

The growth of our 2009 earnings was primarily fueled by an increase in net interest income, the expansion of our net interest margin, and the benefit of the AmTrust acquisition on December 4th. Net interest income rose $229.8 million, or 34.0%, year-over-year to $905.3 million, while our net interest margin rose 64 basis points to 3.12%. These improvements were primarily due to the growth of the loan portfolio through organic loan production and the AmTrust acquisition; the steepening of the yield curve, as short-term rates of interest remained at historically low levels; and the reduction of our funding costs over the course of the year.

Although our 2009 earnings reflected less than one month of combined operations, the AmTrust acquisition provided a pre-tax bargain purchase gain (the “gain on AmTrust acquisition”) of $139.6 million, which accounted for $84.2 million of our 2009 earnings and $0.22 of our 2009 diluted earnings per share. In addition, we recorded an after-tax gain of $1.9 million in connection with the termination of an AmTrust-related servicing hedge.

We also recorded a $4.3 million pre-tax gain on the strategic repurchase of certain REIT- and trust preferred securities in the fourth quarter, and a $5.7 million pre-tax gain on the exchange of our BONUSES units for common shares in the third quarter of 2009. Reflecting these gains, as well as those that stemmed from the AmTrust acquisition, our non-interest income rose to $157.6 million in 2009 from $15.5 million in 2008. On an after-tax basis, the respective gains were equivalent to $3.1 million and $3.4 million.

The growth of our non-interest income was partly offset by pre-tax OTTI losses of $96.5 million, equivalent to $58.5 million after-tax. Included in the pre-tax amount was an OTTI loss of $25.1 million that was recognized based on information received subsequent to the issuance of our fourth quarter 2009 earnings release. On an after-tax basis, this loss was equivalent to $15.3 million.

Reflecting the resolution of various tax audits, our 2009 earnings also included a $14.3 million reduction in income tax expense. This contribution to earnings combined with the gains recorded in non-interest income to more than offset the impact of the OTTI losses and a special assessment imposed on all FDIC-insured banks in the second quarter of the year. In our case, the special assessment was equivalent to $14.8 million, or $8.9 million after-tax.

The net effect of the aforementioned gains and the aforementioned charges was a $49.3 million contribution to 2009 earnings and a $0.14 contribution to diluted earnings per share.

Earnings growth was somewhat constrained by a $55.3 million increase in our provision for loan losses to $63.0 million, and by a $26.3 million increase in FDIC insurance premiums, recorded in 2009 general and administrative (“G&A”) expense. Although operating expenses were generally increased by the AmTrust-related expansion of our staff and operations, the impact of the increase was more than offset by the contributions of AmTrust to our 2009 earnings and by the potential for continued earnings and revenue growth in future periods.

In 2008, our earnings were reduced by certain charges which more than offset the benefit of a $17.1 million after-tax gain on the repurchase of certain trust preferred securities and a $1.1 million after-tax Visa-related gain. Reflecting the strategic prepayment of certain borrowed funds in the second quarter, we recorded an after-tax debt repositioning charge of $199.2 million in 2008. In addition, after-tax OTTI losses totaled $62.7 million in the wake of Wall Street’s third quarter 2008 turmoil. Our 2008 earnings were further reduced by a $2.3 million after-tax litigation settlement charge.

The net effect of these 2008 charges and gains was a $244.6 million reduction in 2008 earnings and a $0.73 reduction in our 2008 diluted earnings per share. Please see the comparison of our 2008 and 2007 earnings beginning on page 78 for a more detailed description of the factors that influenced our earnings in 2008.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow from one another), as it deems necessary. In an effort to energize an economy plagued by rising unemployment and falling real estate values, the FOMC reduced the target federal funds rate seven times in 2008, from 4.25% at the start of the year to an historically low range of zero to 25 basis points on December 16th. Despite statistical indications that the two-year-long recession had ended, unemployment rose to 10.1% in October 2009 and was 10.0% in December. With unemployment increasing, real estate values still depressed, and home foreclosures rising, the FOMC maintained the target federal funds rate at zero to 25 basis points throughout 2009.

As a result of the low level of short-term interest rates, we substantially reduced our cost of deposits and borrowed funds over the course of the year. With certain of our competitors offering higher rates to attract deposits, we chose to utilize lower-cost wholesale funding to fuel our loan and asset growth. Consistent with our practice of using wholesale funds when they present an attractively priced alternative to retail funding, we continued to use FHLB advances and lower-cost brokered deposits through most of 2009. With the infusion of AmTrust’s deposits in December, we enhanced our mix of funding sources, increasing our ratio of deposits to total assets to 52.9% from 44.3% at year-end 2008.

The yields generated by our loans and other interest-earning assets are typically driven by intermediate-term interest rates, which are set by the market and generally vary from day to day. While intermediate-term rates were generally lower in 2009 than they were in 2008, the disparity between intermediate and short-term rates was such that the spreads on our loans were wider as the yield curve steepened between 2008 and 2009.

The yields on our loans are also impacted by the level of prepayment penalty income we receive. In 2009, the continuing reluctance of property owners to refinance their loans as real estate values eroded and economic uncertainty continued, resulted in a 69.4% decline in prepayment penalty income to $7.6 million from an already modest $24.9 million in 2008. As a result, prepayment penalty income added three basis points to our average yield on loans in the current twelve-month period, down from twelve basis points in 2008. However, the impact of this decline on our interest income was far exceeded by the benefit of the growth of our average loan portfolio. In addition to the loans acquired in the AmTrust acquisition, loan growth was driven by organic loan production, with originations exceeding loan repayments by $1.0 billion in 2009.

As a result of these factors, net interest income rose 34.0% in 2009 to $905.3 million, from $675.5 million in 2008. The level of net interest income in 2008 was reduced by a debt repositioning charge of $39.6 million in connection with the prepayment of $700.0 million of wholesale borrowings.

In addition, the level of net interest income in 2009 reflects the amortization and accretion of mark-to-market adjustments on the assets and liabilities acquired in the AmTrust acquisition on December 4th.

Interest Income

Interest income rose $29.5 million year-over-year to $1.6 billion in the twelve months ended December 31, 2009. Although the average yield on interest-earning assets fell 27 basis points to 5.63% from the year-earlier level, the impact of this decline was exceeded by the benefit of a $1.8 billion, or 6.8%, increase in the average balance to $29.0 billion. Loans generated $1.3 billion of 2009’s interest income, representing a $65.3 million increase from the year-earlier amount. The increase was the net effect of a $2.2 billion rise in the average balance of loans to $23.0 billion and a 29-basis point reduction in the average yield to 5.76%. The interest income produced by loans was also somewhat tempered by the reduction in prepayment penalty income year-over-year.

The increase in interest income produced by loans was only partially offset by a $35.8 million decline in the interest income produced by securities and money market investments to $309.0 million. This decline was the result of a $308.8 million reduction in the average balance to $6.0 billion and a 32-basis point reduction in the average yield to 5.11%. Although securities of $760.0 million were acquired in the AmTrust acquisition, their addition to the balance of such assets at the end of December was not sufficient to offset the impact of our year-long strategic decline in securities.

Interest Expense

Notwithstanding a $2.1 billion, or 8.2%, increase in the average balance of such funds to $27.6 billion, the interest expense produced by interest-bearing liabilities in 2009 declined $200.3 million to $729.3 million from the level recorded in 2008. The impact of the higher average balance on interest expense was exceeded by the benefit of a 100-basis point reduction in the average cost of funds to 2.65%.

While the rise in the average balance of interest-bearing liabilities primarily reflects the liabilities acquired in the AmTrust acquisition, the lower cost reflects a combination of factors, including the low level of short-term interest rates; the year-long run-off of higher-cost deposits; and the strategic actions we took in the second half of the year. In the third quarter of 2009, we exchanged 1.4 million BONUSES units with an average cost of 6.0% for common shares and then, in the fourth quarter, repurchased certain of our REIT- and trust preferred securities. In addition, we continued to benefit from the second quarter 2008 prepayment of wholesale borrowings totaling $4.0 billion with an average cost of 5.19%.

The bulk of the decrease in interest expense was attributable to interest-bearing deposits, which generated 2009 interest expense of $212.8 million, down $135.6 million from the level recorded in 2008. While the average balance of such funds rose $1.0 billion to $13.6 billion, the impact was far exceeded by a 121-basis point reduction in the average cost to 1.56%.

CDs accounted for $163.2 million of the interest expense produced by interest-bearing deposits, a $108.4 million reduction from the 2008 amount. At 2.59%, the average cost of CDs was 140 basis points lower than the year-earlier measure; in addition, the average balance declined $514.7 million year-over-year to $6.3 billion. The interest expense produced by NOW and money market accounts fell $20.8 million to $33.8 million, as the impact of a $1.4 billion increase in the average balance to $4.5 billion was exceeded by the benefit of a 99-basis point decline in the average cost to 0.75%. Similarly, the interest expense produced by savings accounts fell $6.3 million to $15.9 million, the net effect of a $208.4 million increase in the average balance to $2.8 billion and a 29-basis point decline in the average cost to 0.56%.

Borrowed funds contributed $516.5 million to 2009 interest expense, down $64.8 million from the year-earlier level, as the impact of a $1.1 billion increase in the average balance to $13.9 billion was exceeded by the benefit of an 81-basis point decline in the average cost to 3.70%. The interest expense produced by borrowed funds in 2008 included a debt repositioning charge of $39.6 million in connection with the strategic prepayment of wholesale borrowings in the second quarter of that year.

Net Interest Margin and Interest Rate Spread

Reflecting the same combination of factors that increased our net interest income, our spread and margin also rose in 2009. At 2.98%, our interest rate spread was 73 basis points wider than the year-earlier measure; at 3.12%, our net interest margin was 64 basis points wider than the measure recorded in 2008. The expansion of these measures occurred despite the decline in prepayment penalty income, which contributed three basis points to each of our 2009 spread and margin, as compared to nine basis points to each of these measures in 2008.

It should be noted that the level of prepayment penalty income in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on current market conditions, including real estate values, the perceived or actual direction of market interest rates, and the contractual repricing and maturity dates of our multi-family and CRE loans. As a result, the level of prepayment penalty income we record is difficult to predict.

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

	For the Years Ended December 31,
	2009				2008				2007
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$22,996,752	$1,325,601	5.76%		$20,843,714	$1,260,291	6.05%		$19,425,469	$1,217,348	6.27%
Securities and money market investments(2)(3)	6,046,016	309,011	5.11		6,354,826	344,838	5.43		6,468,182	349,397	5.40

Total interest-earning assets	29,042,768	1,634,612	5.63		27,198,540	1,605,129	5.90		25,893,651	1,566,745	6.05
Non-interest-earning assets	4,241,521				3,961,236				3,754,921

Total assets	$33,284,289				$31,159,776				$29,648,572

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$4,481,377	$33,788	0.75%		$3,131,137	$54,599	1.74%		$2,925,648	$90,346	3.09%
Savings accounts	2,829,237	15,859	0.56		2,620,864	22,179	0.85		2,534,276	27,714	1.09
Certificates of deposit	6,296,344	163,168	2.59		6,811,031	271,615	3.99		6,683,162	307,764	4.61

Total interest-bearing deposits	13,606,958	212,815	1.56		12,563,032	348,393	2.77		12,143,086	425,824	3.51
Borrowed funds	13,943,594	516,472	3.70		12,890,813	581,241	4.51		11,991,559	524,391	4.37

Total interest-bearing liabilities	27,550,552	729,287	2.65		25,453,845	929,634	3.65		24,134,645	950,215	3.94
Non-interest-bearing deposits	1,221,709				1,316,237				1,318,633
Other liabilities	222,003				212,362				279,352

Total liabilities	28,994,264				26,982,444				25,732,630
Stockholders’ equity	4,290,025				4,177,332				3,915,942

Total liabilities and stockholders’ equity	$33,284,289				$31,159,776				$29,648,572

Net interest income/interest rate spread		$905,325	2.98%			$675,495	2.25%			$616,530	2.11%

Net interest-earning assets/net interest margin	$1,492,216		3.12%		$1,744,695		2.48%		$1,759,006		2.38%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	x			1.07	x			1.07	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$119,105	$(53,795)	$65,310	$82,848	$(39,905)	$42,943
Securities and money market investments	(16,314)	(19,513)	(35,827)	(6,161)	1,602	(4,559)

Total	102,791	(73,308)	29,483	76,687	(38,303)	38,384

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	$65,800	$(86,611)	$(20,811)	$6,877	$(42,624)	$(35,747)
Savings accounts	1,947	(8,267)	(6,320)	985	(6,520)	(5,535)
Certificates of deposit	(19,249)	(89,198)	(108,447)	6,020	(42,169)	(36,149)
Borrowed funds	54,615	(119,384)	(64,769)	40,189	16,661	56,850

Total	103,113	(303,460)	(200,347)	54,071	(74,652)	(20,581)

Change in net interest income	$(322)	$230,152	$229,830	$22,616	$36,349	$58,965

Provision for Loan Losses

The provision for loan losses is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on its evaluation of inherent losses in our loan portfolio in accordance with GAAP.

In 2009, management’s assessments considered several factors, including the current and historical performance of the loan portfolio; its inherent risk characteristics; the level of non-performing loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

Reflecting management’s assessment of these factors, we increased our provision for loan losses over the course of the year to $63.0 million from $7.7 million in 2008. The 2009 provision exceeded the year’s net charge-offs by $33.1 million; as a result, the allowance for loan losses rose to $127.5 million from $94.4 million at December 31, 2008.

For additional information about the provision for loan losses, please see the discussion of the allowance for loan losses under “Critical Accounting Policies” earlier in this filing, together with the discussion of “Asset Quality” that begins on page 57 of this report.

Non-interest Income

The non-interest income we produce stems from several sources, some of which are ongoing and some of which are not. Among our ongoing sources of non-interest income are “fee income” in the form of retail deposit fees and charges on loans; income from our investment in BOLI; and “other income” which is typically derived from such varied sources as the sale of third-party investment products; the sale of one- to four-family loans on a conduit basis; and revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm. In connection with the AmTrust acquisition, the other income derived from these traditional sources was supplemented by other income from AmTrust’s mortgage banking unit which originates loans held for sale to Fannie Mae and Freddie Mac.

In 2009, the combined non-interest income from fee income, BOLI income, and other income rose to $104.2 million from $102.3 million in 2008. While fee income and BOLI income declined modestly year-over-year, to

$40.1 million and $27.4 million, respectively, the combined reduction of $2.4 million was exceeded by a $4.2 million increase in other income to $36.7 million. Included in the latter amount was a $3.1 million gain on the termination of a mortgage servicing hedge acquired in the AmTrust acquisition and other AmTrust-related revenues of $12.1 million. These additions to other income more than offset year-over-year declines in revenues from the sale of third-party investment products and the revenues produced by PBC.

In addition to the non-interest income produced by these ongoing sources, we recorded a $139.6 million gain on the AmTrust acquisition in 2009. The gain reflects the degree to which the fair value of the assets acquired in the AmTrust acquisition exceeded the fair value of the liabilities assumed. Please see Note 3, “Business Combinations,” in Item 8, “Financial Statements and Supplementary Data.”

We also recorded a $10.1 million gain on the repurchase of certain REIT- and trust preferred securities in the fourth quarter and on the exchange of BONUSES units in the third quarter of the year. Although the gain on debt repurchases/exchange we recorded in 2009 was $6.9 million less than the gain on debt repurchase recorded in 2008, our 2009 OTTI losses were $7.8 million less than the OTTI losses recorded in the prior year. OTTI losses of $9.7 million in 2009 related to non-credit factors and were therefore charged to AOCL in accordance with new accounting requirements described on page 64 under “Securities.”

This combination of factors resulted in our recording 2009 non-interest income of $157.6 million, in contrast to $15.5 million in 2008.

Non-interest Income Analysis

The following table summarizes our sources of non-interest income in 2009, 2008, and 2007:

	For the Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Fee income	$40,074	$41,191	$42,170
BOLI	27,406	28,644	26,142
Net gain on sale of securities	338	573	1,888
Gain (loss) on debt repurchases/exchanges	10,054	16,962	(1,848)
Gain on AmTrust acquisition	139,607	—	—
Loss on OTTI of securities	(96,533)	(104,317)	(56,958)
Gain on sale of bank-owned property	—	—	64,879
Other income:
PBC	10,610	13,205	14,905
Third-party investment product sales	9,936	12,188	9,539
Gain on sale of loans	10,470	326	705
Other	5,677	6,757	9,670

Total other income	36,693	32,476	34,819

Total non-interest income	$157,639	$15,529	$111,092

Non-interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and G&A expenses; and the amortization of the CDI stemming from our various business combinations. CDI amortization totaled $22.8 million in 2009 as compared to $23.3 million in 2008.

In 2009, we recorded operating expenses of $384.0 million, up $63.2 million from the year-earlier amount. Although the increase stemmed from all three categories, the bulk of the increase was attributable to higher FDIC premiums and the FDIC special assessment imposed in the second quarter, which totaled $45.8 million, and accounted for the $45.4 million increase in G&A expense to $125.6 million. Also reflected in 2009 G&A expense were $7.5 million in AmTrust acquisition-related costs.

Compensation and benefits expense rose $14.7 million year-over-year, to $184.7 million, partly reflecting the AmTrust acquisition-related expansion of our branch and back-office staffs. In addition, the increase in compensation and benefits expense reflects normal salary increases, the expansion of certain existing back-office departments, and the granting of incentive stock awards. The increase in occupancy and equipment expense in 2009 was far more modest, rising $3.1 million to $73.7 million year-over-year.

Although operating expenses rose year-over-year, the increase was exceeded by the growth of our net interest income and non-interest income, resulting in an improvement in our efficiency ratio to 36.13% in 2009 from 46.43% in 2008. While our 2010 operating expenses will reflect the full-year impact of the AmTrust acquisition, we would expect the acquisition to benefit our net interest income and non-interest income as well.

In 2008, the level of non-interest expense recorded was increased by a charge of $285.4 million for the prepayment of $3.3 billion in wholesale borrowings and other borrowed funds. Reflecting the impact of this charge, 2008 non-interest expense totaled $629.5 million; in contrast, we recorded non-interest expense of $406.8 million in 2009.

Income Tax Expense (Benefit)

Income tax expense (benefit) includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations or operate certain of our subsidiaries.

In 2009, we recorded pre-tax income of $593.1 million, in contrast to $53.8 million in 2008. As a result of this significant difference, we recorded 2009 income tax expense of $194.5 million in contrast to an income tax benefit of $24.1 million in the year-earlier twelve months. Similarly, our effective tax rate was 32.79% in 2009, in contrast to a negative 44.78% in 2008.

In 2008, our pre-tax earnings were substantially reduced by the $325.0 million debt repositioning charge recorded in the second quarter and by OTTI losses of $104.3 million. In 2009, our OTTI losses were more than offset by the benefit of the aforementioned gain on the AmTrust acquisition. In addition, our 2009 income tax expense reflects the benefit of a $14.3 million downward adjustment in connection with the resolution of various tax audits in the second half of the year.

In July 2009, new tax laws were enacted that were effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws was a provision requiring the inclusion of income earned by a subsidiary taxed as a REIT for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. Although the full inclusion of REIT-generated income will begin in 2011, the new tax law increased our 2009 income tax expense by $1.6 million. Absent any change in the manner in which we conduct our business, current income tax expense is estimated to increase by approximately $1.3 million for 2010, with a larger increase starting in 2011.

RESULTS OF OPERATIONS: 2008 and 2007 COMPARISON

Earnings Summary

Our 2008 earnings were highlighted by a $59.0 million, or 9.6%, increase in net interest income to $675.5 million, and by a ten-basis point increase in our net interest margin to 2.48%. The increases were driven by double-digit loan growth and by a meaningful reduction in our cost of funds. The increase in net interest income occurred despite a $32.8 million decline in prepayment penalty income to $24.9 million, which was equivalent to a nine-basis point reduction in our average interest-earning assets yield.

The reduction in our funding costs was partly due to the steady decline in the target federal funds rate, but also to certain strategic actions taken during the year. In May and June 2008, we prepaid $4.0 billion of higher-cost borrowed funds, as previously mentioned, and replaced those funds with $3.8 billion of wholesale borrowings featuring lower interest rates.

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

Primarily reflecting the $285.4 million debt repositioning charge, and a $21.2 million increase in operating expenses to $320.8 million, non-interest expense rose $304.0 million to $629.5 million year-over-year. The increase in operating expenses in large part reflects the full-year impact of our 2007 acquisitions of PennFed Financial Services, Inc. (“PennFed”), Synergy Financial Group, Inc. (“Synergy”), and 11 branches of Doral Bank, FSB (“Doral”) in New York City, which not only increased our number of branches, but also our staffing and G&A expense.

On an after-tax basis, the combined debt repositioning charge reduced our 2008 earnings by $199.2 million, or $0.60 per common and diluted share.

The decline in the capital markets also had an impact on our 2008 performance, as we recorded total losses of $104.3 million on the OTTI of securities during the year. The OTTI losses reduced our 2008 non-interest income to $15.5 million and, on an after-tax basis, reduced our 2008 earnings by $62.7 million, or $0.19 per diluted share.

In view of the weakening economy and the increase in non-performing assets, we also recorded a $7.7 million provision for loan losses in 2008. Reflecting the loan loss provision and net charge-offs of $6.1 million, the allowance for loan losses rose to $94.4 million at the end of the year.

While our 2008 earnings were highlighted by the increase in net interest income and the expansion of our net interest margin, the benefits of these increases were exceeded by the combined after-tax impact of the debt repositioning and OTTI losses, which together reduced our earnings by $261.9 million, or $0.79 per basic and diluted share. Reflecting the impact of the latter amount on our performance, we recorded earnings of $77.9 million, or $0.23 per basic and diluted share in 2008. Our results for 2008 include an income tax benefit of $24.1 million.

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

Net Interest Income

In 2008, our net interest income rose $59.0 million, or 9.6% to $675.5 million, and our net interest margin rose ten basis points to 2.48%. The increases were the result of the year-long decline in the federal funds rate, the related steepening of the yield curve, increased loan production, and the specific actions we took during the year to reduce our funding costs.

The target federal funds rate was maintained at 5.25% through September 18, 2007, and reduced to 4.25% by the end of that year. As a result of the steady economic decline that followed, the target federal funds rate was lowered seven times in 2008 in an effort to re-energize the economy. As home sales continued to fall and unemployment continued to increase, the FOMC reduced the target federal funds rate to an historically low range of zero to 0.25% on December 16, 2008.

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

To further reduce our funding costs, we also decided to reposition our borrowed funds in the second quarter of the year. While the debt repositioning charge added $39.6 million to the year’s interest expense and 31 basis points to our average cost of funds (thus reducing our net interest income and net interest margin by the same figures), the benefits of the debt repositioning were reflected in our measures for the third and fourth quarters of 2008.

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

The benefits of our actions during the year were more fully reflected in our fourth quarter 2008 measures. In the last three months of 2008, and despite a $2.1 million decline in prepayment penalty income to $2.4 million, our net interest income rose $47.2 million, or 30.6%, year-over-year to $201.6 million, and our net interest margin rose 51 basis points year-over-year, to 2.87%.

Interest Income

In 2008, interest income rose $38.4 million year-over-year to $1.6 million. The increase was driven by a $1.3 billion rise in the average balance of interest-earning assets to $27.2 billion and tempered by a 15-basis point decline in the average yield to 5.90%. Loans generated $1.3 billion of the interest income recorded in 2008, representing a $42.9 million increase from the year-earlier level. The latter increase was the result of a $1.4 billion rise in the average balance of loans to $20.8 billion, which exceeded the impact of a 22-basis point decline in the average yield to 6.05%. Significantly, the increase in our interest income was achieved despite the aforementioned decline in prepayment penalty income, as refinancing activity declined.

The interest income produced by securities and money market accounts declined $4.6 million year-over-year to $344.8 million, the net effect of a $113.4 million decline in the average balance to $6.4 billion and a three-basis point increase in the average yield to 5.43%.

Interest Expense

Interest expense declined $20.6 million year-over-year, to $929.6 million, the net effect of a 29-basis point decline in the average cost of funds to 3.65% and a $1.3 billion increase in the average balance of interest-bearing liabilities to $25.5 billion.

The level of interest expense recorded in 2008 was increased by the debt repositioning charge recorded in the second quarter. In addition to adding $39.6 million to the interest expense produced in 2008 by borrowed funds and interest-bearing liabilities, the debt repositioning charge added 31 and 15 basis points to the respective average costs of such funds. The interest expense produced by borrowed funds rose $56.9 million year-over-year, to $581.2 million, as the average balance of such funds rose $899.3 million to $12.9 billion, offsetting a 29-basis point decrease in the average cost to 3.65%.

Interest-bearing deposits produced interest expense of $348.4 million in 2008, reflecting a year-over-year reduction of $77.4 million, as a $420.0 million increase in the average balance to $12.6 billion was more than offset by a 74-basis point decline in the average cost to 2.77%. CDs accounted for $271.6 million of the interest expense produced in 2008, reflecting a year-over-year reduction of $36.1 million. The decrease was the net effect of a $127.9 million rise in the average balance of CDs to $6.8 billion, and a 62-basis point drop in the average cost of such funds to 3.99%.

The interest expense produced by savings accounts also declined in 2008, to $22.2 million, from $27.7 million in the year-earlier twelve months. The decrease stemmed from a 24-basis point decline in the average cost of such funds to 0.85%, which more than offset the impact of an $86.6 million rise in the average balance to $2.6 billion. NOW and money market accounts produced 2008 interest expense of $54.6 million, representing a year-over-year reduction of $35.7 million. The decline was the net effect of a $205.5 million increase in the average balance to $3.1 billion and a 135-basis point decline in the average cost to 1.74%. The higher average balance reflects our increased use of brokered deposits, while the decline in the average cost reflects the year-long reduction in short-term interest rates.

Non-interest-bearing deposits averaged $1.3 billion in 2008, down $21.4 million from the average balance recorded in the year-earlier twelve months.

Interest Rate Spread and Net Interest Margin

The same factors that contributed to the growth of our net interest income contributed to the expansion of our interest rate spread and net interest margin in 2008. At 2.25%, our spread was 14 basis points higher than the year-earlier measure; at 2.48%, our margin was up 10 basis points year-over-year. The extent to which these measures expanded in 2008 was constrained by the 15 basis points that were added by the aforementioned debt repositioning charge to our average cost of funds.

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

Provision for Loan Losses

Although net charge-offs represented 0.03% of average loans for the year, and non-performing loans represented 0.51% of total loans at the end of December, we recorded a provision for loan losses of $7.7 million in 2008. No loan loss provision was recorded in the prior year. The decision to record a loan loss provision in 2008 was prompted by the weakening of the economy, as well as an increase in net charge-offs and non-performing assets during this time.

The net effect of the $7.7 million loan loss provision and net charge-offs of $6.1 million was a $1.6 million increase in the allowance for loan losses to $94.4 million at December 31, 2008.

Non-interest Income

In 2008, our three ongoing sources of non-interest income totaled $102.3 million, $820,000 less than the amount recorded in the prior year. While BOLI income rose $2.5 million year-over-year to $28.6 million, the increase was offset by a $979,000 decline in fee income to $41.2 million, coupled with a $2.3 million reduction in other income to $32.5 million. The decline in other income was limited by a $2.6 million increase in the revenues produced through the sale of third-party investment products, as the merger-related expansion of our branch network in 2007 resulted in an increase in our customer base. Also included in other income in 2008 was a Visa-related gain of $1.6 million, which included $1.1 million resulting from the mandatory redemption of shares received in connection with Visa, Inc.’s initial public offering in the first quarter of 2008, and $500,000 which served to reduce a portion of the $1.0 million Visa-related charge recorded in fourth quarter 2007 operating expenses.

Among the reasons for the decline in other income was a $1.7 million reduction in the revenues produced by PBC, given the broad decline in the capital markets in 2008. In addition, the decline in other income reflects the decision to discontinue the outsourcing of payment services relating to teller checks and money orders, and to assume this function in house.

While these ongoing revenue sources contributed to our non-interest income in 2008 and 2007, certain other factors exceeded their impact in each of these years. In 2008, our non-interest income was substantially reduced by the aforementioned OTTI losses on securities of $104.3 million, a reflection of the decline in the capital markets over the course of the year. The impact of the OTTI losses on our 2008 non-interest income was only partly offset by a $17.0 million gain on debt repurchase and by a $573,000 net gain on the sale of securities, both occurring in the fourth quarter of the year.

In the second quarter of 2007, we recorded an OTTI loss on securities of $57.0 million, in anticipation of selling the impaired securities later in the year. The sale of securities was consistent with our practice of repositioning our balance sheet following a merger transaction; in April 2007, we had completed our acquisition of PennFed. The impact of the OTTI loss on our 2007 non-interest income, and of a $1.8 million pre-tax loss on debt repurchase, was exceeded by the benefit of a $64.9 million gain on the sale of our Atlantic Bank headquarters in Manhattan, together with a $1.9 million net gain on the sale of securities in the same year.

Largely reflecting the OTTI losses in 2008 and the gain on the sale of our Atlantic Bank headquarters in 2007, non-interest income totaled $15.5 million in 2008, as compared to $111.1 million in the prior year.

Non-interest Expense

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

In October 2007, Visa completed a reorganization in contemplation of its initial public offering, which subsequently occurred in the first quarter of 2008. As part of that reorganization, the Community Bank and the former Synergy Bank, along with many other banks across the nation, received shares of common stock of Visa. In accordance with GAAP, we did not recognize any value for this common stock ownership interest.

Visa claimed that all Visa, U.S.A. member banks were obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa set aside a portion of the proceeds from its initial public offering in an escrow account to fund any judgments or settlements that might arise from the Covered Litigation, and planned to reduce the amount of shares to be allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Visa litigation charge was established based on our best estimate of the combined membership interests of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved.

The amortization of CDI rose $585,000 to $23.3 million in 2008, reflecting the full-year impact of our acquisitions of PennFed, Synergy, and Doral’s New York City-based branch network in 2007.

Operating expenses and CDI totaled $344.2 million in 2008, as compared to $322.3 million in 2007. Nonetheless, non-interest expense rose to $629.5 million from $325.5 million in the prior year. In 2008, our non-interest expense was increased by the pre-tax debt repositioning charge of $285.4 million, which significantly exceeded the $3.2 million debt repositioning charge recorded in the year-earlier twelve months.

Income Tax (Benefit) Expense

In 2008, we recorded an income tax benefit of $24.1 million, as compared to income tax expense of $123.0 million in the prior year.

The income tax benefit recorded in 2008 reflects the combined impact of the debt repositioning charge of $325.0 million and OTTI losses of $104.3 million on our pre-tax income. Reflecting these factors, income before income tax expense totaled $53.8 million and the effective tax rate equaled a negative 44.8% in 2008. This anomaly was the result of the relatively constant level of certain favorable permanent differences and tax credits in a year when pre-tax income was reduced by the factors described above. In addition, the tax benefits recognized in 2008 include the release of a valuation allowance for the utilization of net operating losses to offset future New York State taxes, and the tax-free redemption of securities issued by subsidiaries of the Community Bank. While the pre-tax income we recorded in 2007 was reduced by a pre-tax OTTI loss of $57.0 million, the impact was largely offset by the $64.9 million gain on the sale of our Atlantic Bank headquarters in New York. Accordingly, income before income tax expense was $402.1 million in 2007, and the effective tax rate was 30.6%.

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008:

	2009				2008
(in thousands, except per share data)	4th(1)	3rd(2)	2nd(3)	1st	4th(4)	3rd(5)	2nd(6)	1st
Net interest income	$254,465	$226,360	$217,585	$206,915	$201,607	$181,879	$130,550	$161,459
Provision for loan losses	30,000	15,000	12,000	6,000	5,600	400	1,700	—
Non-interest income (loss)	138,102	15,072	(17,711)	22,176	29,023	(19,332)	(22,659)	28,497
Non-interest expense	114,335	95,479	107,403	89,598	86,655	84,335	373,690	84,850

Income (loss) before income taxes	248,232	130,953	80,471	133,493	138,375	77,812	(267,499)	105,106
Income tax expense (benefit)	93,296	32,380	24,023	44,804	36,143	19,748	(112,716)	32,735

Net income (loss)	$154,936	$98,573	$56,448	$88,689	$102,232	$58,064	$(154,783)	$72,371

Basic earnings (loss) per share	$0.41	$0.28	$0.16	$0.26	$0.30	$0.17	$(0.47)	$0.22

Diluted earnings (loss) per share	$0.41	$0.28	$0.16	$0.26	$0.30	$0.17	$(0.47)	$0.22

(1)	Includes a pre-tax bargain purchase gain of $139.6 million on the AmTrust acquisition, a pre-tax gain on debt repurchase of $4.3 million, and a pre-tax gain of $3.1 million on the termination of a servicing hedge. Also includes a pre-tax OTTI loss of $96.5 million. On an after-tax basis, the net effect of these items, all of which were recorded in non-interest income, was to increase our net income in the quarter by $57.2 million, or $0.15 per diluted share.
(2)	Includes a $13.3 million, or $0.04 per diluted share, adjustment to income tax expense from the resolution of certain tax audits, together with a $5.7 million pre-tax gain on the exchange of BONUSES units for common stock and a pre-tax OTTI loss of $13.3 million, both of which were recorded in non-interest income. On an after-tax basis, the net effect of these items was to increase our net income in the third quarter of 2009 by $8.4 million, or $0.02 per diluted share.
(3)	Includes a pre-tax OTTI loss of $39.7 million, recorded in non-interest income, and a pre-tax FDIC special assessment of $14.0 million, recorded in non-interest expense. On an after-tax basis, the combined charges reduced our second quarter 2009 earnings by $32.6 million, or $0.09 per diluted share.
(4)	Includes a pre-tax OTTI loss of $10.6 million and a non-taxable $16.0 million gain on debt repurchase, both of which were recorded in non-interest income. On an after-tax basis, the net effect of these factors was to increase our net income in the quarter by $9.8 million, or $0.03 per diluted share, after-tax.
(5)	Includes a pre-tax OTTI loss of $44.2 million which was recorded in non-interest income. On an after-tax basis, the loss reduced our net income in the quarter by $26.7 million, or $0.08 per diluted share.
(6)	Includes a pre-tax debt repositioning charge of $325.0 million and a pre-tax litigation settlement charge of $3.4 million, both of which were recorded in non-interest expense. Also includes a pre-tax OTTI loss of $49.6 million which was recorded in non-interest income. On an after-tax basis, the collective charges reduced our net income in the quarter by $231.3 million, or $0.70 per diluted share.

IMPACT OF INFLATION

The Consolidated Financial Statements and notes thereto presented in this report have been prepared in accordance with GAAP, which require that we measure our financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of a bank’s assets and liabilities are monetary in nature. As a result, the impact of interest rates on our performance is greater than the impact of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

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

RECONCILIATION OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY, TOTAL ASSETS AND TANGIBLE ASSETS, AND THE RELATED MEASURES

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with GAAP, management uses these non-GAAP measures in their analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and CDI, and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include AOCL. AOCL consists of after-tax net unrealized losses on securities and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to below and earlier in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related measures at December 31, 2009 and 2008 follow:

	December 31,
(dollars in thousands)	2009	2008
Total stockholders’ equity	$5,366,902	$4,219,246
Less: Goodwill	(2,436,401)	(2,436,401)
Core deposit intangibles	(105,764)	(87,780)

Tangible stockholders’ equity	$2,824,737	$1,695,065

Total assets	$42,153,869	$32,466,906
Less: Goodwill	(2,436,401)	(2,436,401)
Core deposit intangibles	(105,764)	(87,780)

Tangible assets	$39,611,704	$29,942,725

Stockholders’ equity to total assets	12.73%	13.00%

Tangible stockholders’ equity to tangible assets	7.13%	5.66%

Tangible stockholders’ equity	$2,824,737	$1,695,065
Add back: AOCL	49,903	87,319

Adjusted tangible stockholders’ equity	$2,874,640	$1,782,384

Tangible assets	$39,611,704	$29,942,725
Add back: AOCL	49,903	87,319

Adjusted tangible assets	$39,661,607	$30,030,044

Adjusted tangible stockholders’ equity to adjusted tangible assets	7.25%	5.94%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To manage our interest rate risk in 2009, we continued to pursue the core components of our business model and engaged in a number of specific strategies to reduce our interest rate risk: (1) We continued to place an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized the cash flows from loan and securities repayments to fund our loan production, as well as our more limited investments in GSE securities; (3) We capitalized on the historically low level of the federal funds target rate to reduce our retail funding costs; (4) We utilized wholesale funding sources, including brokered deposits, to support our loan production when such funding presented an attractively priced alternative to retail funds; (5) We exchanged 1.4 million of our BONUSES units for shares of our common stock and repurchased certain REIT- and trust preferred securities to reduce our cost of borrowed funds; (6) We improved our funding model by assuming AmTrust’s deposits, resulting in a higher concentration of retail funds; and (7) We utilized a portion of the cash received in the AmTrust acquisition to pay off certain wholesale borrowings.

In connection with the AmTrust acquisition, we acquired a mortgage banking unit that originates agency-conforming one- to four-family loans for sale to Fannie Mae and Freddie Mac. As a result, we now have certain interest rate lock commitments to fund residential mortgage loans at specified rates and for a specific period of time. These commitments are considered derivative financial instruments, and are carried at fair value. Gains and losses due to changes in the fair value of the derivatives are recognized currently in earnings.

We enter into forward commitments to sell fixed rate mortgage-backed securities to protect against changes in the prices of conforming fixed rate loans held for sale. Most forward commitments to sell are entered into with primary dealers. Entering into commitments to fund loans or mortgage-backed securities can pose a risk if we are not able to deliver the loans or securities on the appropriate delivery date. If this occurs, we may be required to pay a fee to the buyer.

We may retain the servicing on loans that we sell, in which case we would recognize an MSR asset. We estimate prepayment rates based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the servicing portfolio. Generally, when market interest rates decline, prepayments increase as customers refinance their existing mortgages under more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, the anticipated cash flows associated with servicing these loans are terminated or reduced, resulting in a reduction to the fair value of the capitalized MSRs. To mitigate the prepayment risk inherent in MSRs, we could sell the servicing of the loans we originate, and thus minimize the potential for earnings volatility.

We also invest in exchange-traded derivative financial instruments which are expected to experience opposite and offsetting changes in fair value as related to the value of the MSRs. MSRs are recorded at fair value, with changes in fair value recorded currently in earnings.

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

At December 31, 2009, our one-year gap was a negative 1.63%, as compared to a positive 0.16% at December 31, 2008. Despite the addition of AmTrust’s loans to our portfolio on December 4th, the movement in our one-year gap was nominal as a result of the extension of our multi-family and CRE loans due to a decline in expected prepayments.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2009 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 23% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At December 31, 2009
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$2,819,255	$4,859,321	$10,199,568	$6,799,883	$1,635,972	$1,444,467	$27,758,466
Mortgage-related securities(2)(3)	202,035	608,854	1,069,905	682,370	556,474	120,523	3,240,161
Other securities and money market investments(2)	3,409,619	276,980	115,500	238,012	1,359,067	51,674	5,450,852

Total interest-earning assets	6,430,909	5,745,155	11,384,973	7,720,265	3,551,513	1,616,664	36,449,479

INTEREST-BEARING LIABILITIES:
NOW and Super NOW accounts	22,283	66,850	165,118	149,019	767,344	612,040	1,782,654
Money market accounts	2,681,562	511,906	982,860	629,030	1,083,330	34,946	5,923,634
Savings accounts	537,330	123,454	304,932	275,201	1,417,092	1,130,285	3,788,294
Certificates of deposit	2,128,959	5,081,799	1,694,703	141,305	7,125	—	9,053,891
Borrowed funds	584,458	1,125,602	1,220,188	988,244	9,889,474	356,720	14,164,686

Total interest-bearing liabilities	5,954,592	6,909,611	4,367,801	2,182,799	13,164,365	2,133,991	34,713,159

Interest rate sensitivity gap per period(4)	$476,317	$(1,164,456)	$7,017,172	$5,537,466	$(9,612,852)	$(517,327)	$1,736,320

Cumulative interest sensitivity gap	$476,317	$(688,139)	$6,329,033	$11,866,499	$2,253,647	$1,736,320

Cumulative interest sensitivity gap as a percentage of total assets	1.13%	(1.63)%	15.01%	28.15%	5.35%	4.12%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	108.00%	94.65%	136.73%	161.12%	106.92%	105.00%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV as of December 31, 2009:

(dollars in thousands)
Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$42,526,092	$37,951,196	$4,574,896	$—	—%
+100	41,648,021	37,460,757	4,187,264	(387,632)	(8.47)
+200	40,844,224	37,066,940	3,777,284	(797,612)	(17.43)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Net Interest Income Simulation

In addition to the analyses of gap and NPV, we utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on our future levels of financial assets and liabilities. The assumptions used in this simulation are inherently uncertain. Actual results may differ significantly from those presented in the table that follows, due to several factors, including the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories, and prepayments, coupled with any actions taken to counter the effects of any such changes.

Based on the information and assumptions in effect at December 31, 2009, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(0.53)%
+100 over one year	(0.06)

(1)	In general, short- and long-term rates are assumed to increase or decrease in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on page 91.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the internal control over financial reporting of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired certain assets and assumed certain liabilities of AmTrust Bank on December 4, 2009, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, the internal control over financial reporting associated with acquired assets of approximately $11.0 billion and net interest income associated with the acquired assets and assumed liabilities of approximately $22.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting associated with the acquired assets and assumed liabilities, and the associated net interest income.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 1, 2010

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2009	2008
ASSETS:
Cash and cash equivalents	$2,670,857	$203,216
Securities available for sale:
Mortgage-related securities ($602,233 and $811,152 pledged, respectively)	774,205	833,684
Other securities ($302,022 and $78,847 pledged, respectively)	744,441	176,818

Total available-for-sale securities	1,518,646	1,010,502

Securities held to maturity:
Mortgage-related securities ($2,459,161 and $3,131,098 pledged, respectively)
(fair value of $2,551,608 and $3,199,414, respectively)	2,465,956	3,164,856
Other securities ($1,564,585 and $1,359,912 pledged, respectively)
(fair value of $1,698,054 and $1,628,387, respectively)	1,757,641	1,726,135

Total held-to-maturity securities	4,223,597	4,890,991

Total securities	5,742,243	5,901,493
Non-covered loans, net of deferred loan fees and costs	23,376,599	22,192,212
Less: Allowance for loan losses	(127,491)	(94,368)

Non-covered loans, net	23,249,108	22,097,844
Covered loans	4,664,778	—
Covered loans held for sale	351,322	—

Total loans, net	28,265,208	22,097,844
Federal Home Loan Bank stock, at cost	496,742	400,979
Premises and equipment, net	205,165	217,762
FDIC loss share receivable	743,276	—
Goodwill	2,436,401	2,436,401
Core deposit intangibles, net	105,764	87,780
Bank-owned life insurance	715,962	691,429
Other assets	772,251	430,002

Total assets	$42,153,869	$32,466,906

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$7,706,288	$3,818,952
Savings accounts	3,788,294	2,632,078
Certificates of deposit	9,053,891	6,796,971
Non-interest-bearing accounts	1,767,938	1,127,647

Total deposits	22,316,411	14,375,648
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	8,955,769	7,708,064
Repurchase agreements	4,125,000	4,485,000
Federal funds purchased	—	150,000

Total wholesale borrowings	13,080,769	12,343,064
Junior subordinated debentures	427,371	484,216
Other borrowings	656,546	669,430

Total borrowed funds	14,164,686	13,496,710
Other liabilities	305,870	375,302

Total liabilities	36,786,967	28,247,660

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 433,197,332 and 344,985,111 shares issued, respectively; 433,197,332 and 344,985,111 shares outstanding, respectively)	4,332	3,450
Paid-in capital in excess of par	5,238,231	4,181,599
Retained earnings	175,193	123,511
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(951)	(1,995)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on available for sale securities and the non-credit portion of other-than-temporary impairment losses, net of tax	(6,274)	(32,506)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	(3,927)	(4,706)
Net unrealized loss on pension and post-retirement obligations, net of tax	(39,702)	(50,107)
Total accumulated other comprehensive loss, net of tax	(49,903)	(87,319)

Total stockholders’ equity	5,366,902	4,219,246

Total liabilities and stockholders’ equity	$42,153,869	$32,466,906

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007
INTEREST INCOME:
Mortgage and other loans	$1,325,601	$1,260,291	$1,217,348
Securities and money market investments	309,011	344,838	349,397

Total interest income	1,634,612	1,605,129	1,566,745

INTEREST EXPENSE:
NOW and money market accounts	33,788	54,599	90,346
Savings accounts	15,859	22,179	27,714
Certificates of deposit	163,168	271,615	307,764
Borrowed funds	516,472	581,241	524,391

Total interest expense	729,287	929,634	950,215

Net interest income	905,325	675,495	616,530
Provision for loan losses	63,000	7,700	—

Net interest income after provision for loan losses	842,325	667,795	616,530

NON-INTEREST INCOME:
Total other-than-temporary impairment losses on securities	(106,248)	(104,317)	(56,958)
Less: Non-credit portion of other-than-temporary impairment (“OTTI”) losses recorded in other comprehensive income (before taxes)	9,715	—	—

Net other-than-temporary impairment losses recognized in earnings	(96,533)	(104,317)	(56,958)
Fee income	40,074	41,191	42,170
Bank-owned life insurance	27,406	28,644	26,142
Net gain on sale of securities	338	573	1,888
Gain (loss) on debt repurchases/exchange	10,054	16,962	(1,848)
Gain on AmTrust acquisition	139,607	—	—
Gain on sale of bank-owned property	—	—	64,879
Other	36,693	32,476	34,819

Total non-interest income	157,639	15,529	111,092

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	184,692	169,970	159,217
Occupancy and equipment	73,724	70,654	68,543
General and administrative	125,587	80,194	71,815

Total operating expenses	384,003	320,818	299,575
Debt repositioning charges	—	285,369	3,190
Amortization of core deposit intangibles	22,812	23,343	22,758

Total non-interest expense	406,815	629,530	325,523

Income before income taxes	593,149	53,794	402,099
Income tax expense (benefit)	194,503	(24,090)	123,017

Net income	$398,646	$77,884	$279,082

Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities and non-credit portion of other-than-temporary impairment for the period	27,601	(22,376)	37,289
Change in pension and post-retirement obligations	10,405	(43,628)	9,449

Total comprehensive income, net of tax	$436,652	$11,880	$325,820

Basic earnings per share	$1.13	$0.23	$0.90

Diluted earnings per share	$1.13	$0.23	$0.90

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2009	2008	2007
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$3,450	$3,238	$2,954
Shares issued for exercise of stock options (38,093; 1,415,990; and 3,081,431, respectively)	—	14	30
Shares issued for restricted stock awards (1,184,166; 1,881,850; and 725,491, respectively)	12	19	7
Shares issued in stock offerings (69,000,000; 17,871,000; and 0, respectively)	690	179	—
Shares issued for business combinations (24,654,781 in 2007)	—	—	247
Shares issued for debt exchange (4,756,444 in 2009)	48	—	—
Shares issued in connection with the direct stock purchase feature of the Dividend
Reinvestment and Stock Purchase Plan (“DRP”) (13,233,518 in 2009)	132	—	—

Balance at end of year	4,332	3,450	3,238

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	4,181,599	3,812,718	3,338,227
Allocation of ESOP stock	2,718	4,702	7,082
Exercise of stock options	414	15,714	62,837
Shares issued for restricted stock awards, net of forfeitures	(1,245)	(18)	(7)
Compensation expense related to restricted stock awards	9,490	7,887	3,651
Shares issued for debt exchange	39,105	—	—
Shares issued in connection with the direct stock purchase feature of the DRP	147,118	—	—
Shares issued in common stock offerings	864,208	338,974	—
Net effect of issuance and exercise of FDIC equity appreciation instrument, net of tax effects	(9,186)	—	—
Tax effect of stock plans	4,010	1,574	(2,139)
Exercise of warrants related to BONUSES Units	—	48	—
Common shares issued for business combinations	—	—	403,074
Cash-in-lieu of fractional shares	—	—	(7)

Balance at end of year	5,238,231	4,181,599	3,812,718

RETAINED EARNINGS:
Balance at beginning of year	123,511	390,757	421,313
Net income	398,646	77,884	279,082
Dividends paid on common stock ($1.00 per share in each year)	(347,554)	(333,509)	(310,205)
Effect of accounting change regarding bank-owned life insurance	—	(12,709)	—
Effect of accounting change regarding pension and post-retirement benefits measurement date	—	1,088	—
Effect of accounting change regarding income taxes	—	—	567
Adjustment for the cumulative effect of a change in accounting for OTTI, net of tax	590	—	—

Balance at end of year	175,193	123,511	390,757

TREASURY STOCK:
Balance at beginning of year	—	—	—
Purchase of common stock (114,302; 115,416; and 9,424 shares, respectively)	(1,311)	(2,208)	(168)
Exercise of stock options (6,867; 115,416; and 9,424 shares, respectively)	78	2,208	168
Shares issued for restricted stock awards (107,435 in 2009)	1,233	—	—

Balance at end of year	—	—	—

UNALLOCATED COMMON STOCK HELD BY ESOP:
Balance at beginning of year	(1,995)	(3,085)	(4,604)
Earned portion of ESOP	1,044	1,090	1,519

Balance at end of year	(951)	(1,995)	(3,085)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(87,319)	(21,315)	(68,053)
Other comprehensive (loss) income, net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $16,648; $55,795; and $(1,164), respectively	(25,659)	(87,269)	1,786
Adjustment for the cumulative effect of a change in accounting for OTTI, net of tax of $377	(590)	—	—
Non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $3,886	(5,829)	—	—
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $(513); $(1,606); and $(1,403), respectively	779	2,505	2,160
Change in pension and post-retirement obligations, net of tax of $(6,981); $27,891; and $(6,148), respectively	10,405	(43,628)	9,449
Less: Reclassification adjustment for net gain on sale of securities and loss on OTTI of securities, net of tax of $(37,885); $(41,356); and $(21,727), respectively	58,310	62,388	33,343

Other comprehensive income (loss), net of tax	37,416	(66,004)	46,738

Balance at end of year	(49,903)	(87,319)	(21,315)

Total stockholders’ equity	$5,366,902	$4,219,246	$4,182,313

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$398,646	$77,884	$279,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	63,000	7,700	—
Depreciation and amortization	19,982	19,731	18,989
Accretion of discounts, net	(4,109)	(19,946)	(3,477)
Net change in net deferred loan origination costs and fees	(3,781)	5,448	1,585
Amortization of core deposit intangibles	22,812	23,343	22,758
Net gain on sale of securities	(338)	(573)	(1,888)
Net gain on sale of loans	(10,470)	(326)	(705)
Gain on sale of bank-owned property	—	—	(64,879)
Gain on AmTrust acquisition	(139,607)	—	—
Stock plan-related compensation	13,252	13,680	12,252
Loss on other-than-temporary impairment of securities	96,533	104,317	56,958
Changes in assets and liabilities:
(Increase) decrease in deferred tax asset, net	(14,916)	(31,095)	32,904
Increase in other assets	(97,805)	(75,596)	(38,698)
(Decrease) increase in other liabilities	(89,146)	120,193	(15,272)
Origination of loans held for sale	(888,527)	(47,385)	(66,181)
Proceeds from sale of loans originated for sale	846,120	47,375	62,792

Net cash provided by operating activities	211,646	244,750	296,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	2,469,068	2,295,852	637,596
Proceeds from repayment of securities available for sale	201,245	230,016	296,345
Proceeds from sale of securities available for sale	10,338	11,543	2,115,530
Purchase of securities held to maturity	(1,808,546)	(2,735,893)	(2,010,035)
Purchase of securities available for sale	—	(12,320)	(517,954)
Net redemption of Federal Home Loan Bank stock	14,829	22,090	18,692
Net (increase) decrease in loans	(1,157,703)	(1,886,497)	582,909
Purchase of loans	—	(45,500)	(180,465)
Proceeds from sale of loans	—	25,035	823,065
Net proceeds from sale of bank-owned property	—	—	99,608
Purchase of premises and equipment, net	(7,385)	(22,587)	(8,803)
Net cash acquired in business combinations	4,029,729	—	159,172

Net cash provided by (used in) investing activities	3,751,575	(2,118,261)	2,015,660

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(266,380)	1,139,847	(2,030,940)
Net (decrease) increase in short-term borrowings	(1,012,900)	1,012,900	(308,200)
Net (decrease) increase in long-term borrowings	(860,783)	(431,887)	400,699
Tax effect of stock plans	4,010	1,574	(2,139)
Cash dividends paid on common stock	(347,554)	(333,509)	(310,205)
Treasury stock purchases	(1,311)	(2,208)	(168)
Net cash received from stock option exercises	465	15,041	44,064
Cash used for exercise of FDIC equity appreciation instrument	(23,275)	—	—
Net cash received from warrant exercises	—	73	—
Proceeds from issuance of common stock, net	1,012,148	339,153	—
Cash-in-lieu of fractional shares	—	—	(7)

Net cash (used in) provided by financing activities	(1,495,580)	1,740,984	(2,206,896)

Net increase (decrease) in cash and cash equivalents	2,467,641	(132,527)	104,984
Cash and cash equivalents at beginning of year	203,216	335,743	230,759

Cash and cash equivalents at end of year	$2,670,857	$203,216	$335,743

Supplemental information:
Cash paid for interest	$715,619	$950,637	$984,340
Cash paid for income taxes	182,767	13,121	98,100
Non-cash investing activities:
Exchange of debt for common stock	$39,153	$—	$—
Mortgage loans securitized and transferred to mortgage-related securities available for sale	—	71,307	593,816
Transfers to other real estate owned from loans	14,372	982	706

Note: The fair values of non-cash assets acquired, excluding the CDI and the FDIC loss share receivable, and of liabilities assumed in the acquisition of AmTrust Bank on December 4, 2009, were $6.2 billion and $10.9 billion, respectively. The fair values of non-cash assets acquired, excluding goodwill and CDI, and of liabilities assumed in the acquisitions of PennFed Financial Services, Inc. (“PennFed”) on April 2, 2007, Synergy Financial Group, Inc. (“Synergy”) on October 1, 2007, and in the Doral Bank, FSB (“Doral”) transaction on July 26, 2007, were as follows: PennFed - $2.2 billion and $2.2 billion, respectively; Synergy - $868.2 million and $821.0 million, respectively; and Doral - $375.3 million and $504.4 million, respectively.

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

The Company changed its name to New York Community Bancorp, Inc. on November 21, 2000 in anticipation of completing the first of eight business combinations that expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and seven counties in the northern and central parts of New Jersey. In 2009, the Company expanded beyond this region to south Florida, northeast Ohio, and central Arizona through its Federal Deposit Insurance Corporation (“FDIC”)-assisted acquisition of certain assets and its assumption of certain liabilities of AmTrust Bank.

Reflecting this strategy of growth through acquisitions, the Community Bank currently operates 241 branches, four of which operate directly under the Community Bank name. The remaining 237 branches operate through seven divisional banks—Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York), Garden State Community Bank in New Jersey, AmTrust Bank in Florida and Arizona, and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 35 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including 18 branches that operate under the name “Atlantic Bank.”

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its wholly-owned subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses; the evaluation of goodwill for impairment; the evaluation of other-than-temporary impairment (“OTTI”) on securities; and the evaluation of the need for a valuation allowance on the Company’s deferred tax assets. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

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

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold with original maturities of less than 90 days. At December 31, 2009 and 2008, the Company’s cash equivalents included $2.5 billion (including $2.3 billion at the Federal Reserve Bank of New York) and $8.3 million, respectively, of interest-bearing deposits in other financial institutions, as well as federal funds sold of $3.1 million and $4.2 million, respectively.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company was required to maintain reserves with the Federal Reserve Bank of New York of $93.4 million and $84.2 million at December 31, 2009 and 2008, respectively, in the form of vault cash and deposits. The Company was in compliance with this requirement at both dates.

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

Prior to April 1, 2009, when the decline in fair value below an investment’s carrying amount was deemed to be other than temporary, the investment was written down to fair value and the full amount of the write-down was charged to the income statement. A decline in fair value of an investment was deemed to be other than temporary if we did not expect to recover the carrying amount of the investment or we did not have the intent and ability to hold the investment to the anticipated recovery of its amortized cost. Effective April 1, 2009, with the adoption of revised OTTI accounting requirements issued by the FASB, unless we have the intent to sell, or it is more likely than not that we will be required to sell a security, an OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. The decline in value attributable to factors other than credit is charged to accumulated other comprehensive loss, net of tax (“AOCL”). If there is a decline in fair value of a security below its carrying amount and we have the intent to sell it, or it is more likely than not that we will be required to sell the security, the entire amount of the decline in fair value will be charged to the income statement.

Premiums and discounts on securities are amortized to expense and accreted to income using a method that approximates the interest method over the remaining period to contractual maturity, and are adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of New York (“FHLB-NY”), the Company is required to hold shares of FHLB stock. The Company’s holding requirement varies based on its activities, primarily its outstanding borrowings, with the FHLB-NY. In addition, pursuant to the FDIC-assisted acquisition of certain assets and liabilities of AmTrust, the Company acquired stock in the FHLB of Cincinnati. The Company’s investment in FHLB stock is carried at cost. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The factors considered include, among other things, significant deterioration in earnings performance, credit rating, asset quality; significant adverse change in the regulatory or economic environment; and other factors that raise significant concerns about the ability for a FHLB to continue as a going concern.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowance for loan losses. One- to four-family loans held for sale are either (1) originated on a pass-through basis, with applications being taken and processed by a third-party conduit, after which the loans are sold to the conduit or its affiliates, servicing-released and without recourse; or (2) originated by the mortgage banking unit acquired in the AmTrust acquisition for sale to the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), servicing released. The conduit loans are carried at the lower of aggregate cost or aggregate fair value. The loans originated by the mortgage banking unit are carried at fair value.

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

The allowances for loan losses are established based on the Company’s evaluation of the probable inherent losses in its portfolio in accordance with GAAP. The allowances for loan losses are comprised of both specific valuation allowances and general valuation allowances that are determined in accordance with Financial Accounting Standards Board (“FASB”) accounting standards.

Specific valuation allowances are established based on the Company’s analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The Company applies this classification as necessary to loans individually evaluated for impairment in its portfolios of multi-family, commercial real estate, acquisition, development, and construction, and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective rather than an individual basis. The Company generally measures impairment on an individual loan, and the extent to which a specific valuation allowance is necessary, by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows, is less than the recorded investment in the loan.

The Company also follows a process to assign general valuation allowances to loan categories. General valuation allowances are established by applying its loan loss provisioning methodology, and reflect the inherent risk in loans outstanding. The Company’s loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories maintained by the

Company. The historical loan loss experience of the Company is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to, the following:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Company’s loan review system;

•	Changes in the value of the underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	Changes in the experience, ability, and depth of lending management and other relevant staff; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

By considering the factors discussed above, the Company determines quantified risk factors that are applied to each non-impaired loan or loan type in the loan portfolio to determine the general valuation allowances.

In recognition of recent macroeconomic and real estate market conditions, the time periods considered for historical loss experience are the last three years and the current period. The Company also evaluates the sufficiency of the overall allocations used for the loan loss allowance by considering the loss experience in the current calendar year.

The process of establishing the loan loss allowances also involves:

•	Periodic inspections of the loan collateral by qualified in-house property appraisers/inspectors, as applicable;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

•	Assessment by the pertinent Board of Directors of the aforementioned factors when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

•	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors or the Credit Committee of the Board of Directors of the Commercial Bank, as applicable.

The Company charges off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an estimate of the fair value of the underlying collateral and/or an assessment of the financial condition and repayment capacity of the borrower.

The level of future additions to the respective loan loss allowances is based on many factors, including certain factors that are beyond management’s control such as changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowances; however, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize further additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations of the Banks.

The Company has elected to account for the loans acquired in the AmTrust acquisition based on expected cash flows (Please see Note 3, “Business Combinations,” for further information regarding this acquisition). This election is in accordance with FASB Accounting Standards Codification (the “Codification”) Topic 310-30. “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. In accordance with Codification Topic 310-30, the Company will maintain the integrity of a pool of multiple loans accounted for as a single asset.

FDIC Loss Share Receivable

The FDIC loss share receivable is measured separately from the covered loans acquired in the AmTrust acquisition as it is not contractually embedded in any of the covered loans. The loss share receivable related to estimated future loan losses is not transferable should we sell a loan prior to foreclosure or maturity. The fair value of the loss share receivable represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

The FDIC loss share receivable will be reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition-date estimates will result in an increase in the FDIC loss share receivable. Conversely, if realized losses are less than acquisition-date estimates, the FDIC loss share receivable will be reduced.

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

For the purpose of goodwill impairment testing, management has determined that the Company has one reporting unit. The Company performed its annual goodwill impairment test as of January 1, 2009, and determined that the fair value of the reporting unit was in excess of its carrying amount. Accordingly, as of the annual impairment testing date, there was no indication of goodwill impairment.

Historically, the Company has used the quoted market price of its common stock on the impairment testing date as the basis for determining fair value. As of January 1, 2009, the quoted market price of its common stock was $11.96 per share, resulting in a market capitalization of $4.1 billion, as compared to a net book value (i.e., common stockholders’ equity) of $4.2 billion at December 31, 2008. Given the negative variance of 2.4% in the Company’s market capitalization, management enhanced the valuation methodology by using a discounted cash flow analysis (“DCFA”). The DCFA utilized observable market data to the extent available. The discount rates utilized in the DCFA reflected market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows. The results of the DCFA yielded a net book value in excess of fair value. In addition to the DCFA, the Company also reviewed its average market price for the one-month period subsequent to December 31, 2008 and found that the average market price resulted in a market capitalization greater than the Company’s book value per share.

Furthermore, management utilized a market premium approach to analyze if there was any indication of goodwill impairment at January 1, 2009. This approach looks at the market value of the Company’s common stock, and estimates the fair value of the Company based on the market value of the stock plus a control premium, and compares that value to the carrying amount of the Company’s stockholders’ equity. Under this method, management determined that there was no indication of goodwill impairment as of January 1, 2009. In determining the appropriate control premium, management took into consideration, among other factors, certain facts and circumstances unique to the Company, as well as recent trends in market capitalization and control premiums used in comparable transactions.

The Company also performed its annual goodwill impairment test as of January 1, 2010 and found no indication of goodwill impairment at that date.

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but do not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2009, 2008, or 2007. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

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

Depreciation and amortization are included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $20.0 million, $19.7 million, and $19.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are reported at the lower of cost or fair value at the date of acquisition. “Cost” represents the unpaid balance of the loan at the acquisition date plus the expenses incurred to bring the property to a saleable condition, when appropriate. Following foreclosure, management periodically performs a valuation of the property and the real estate is carried at the lower of the carrying amount or fair value, less the estimated selling costs. Revenues and expenses from operations and changes in the valuation allowance, if any, are included in “other operating expenses” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2009 and 2008, the Company had other real estate owned of $15.2 million and $1.1 million, respectively. These amounts are included in “other assets” in the Consolidated Statements of Condition. There were no valuation allowances for other real estate owned at December 31, 2009, 2008, or 2007, and no provisions for the years ended at those dates.

Income Taxes

Income tax expense (benefit) consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for future tax consequences, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company assesses the deferred tax assets and establishes a valuation allowance when realization of a deferred asset is not considered to be “more likely than not.” The Company considers its expectation of future taxable income in evaluating the need for a valuation allowance.

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

In July 2006, the FASB issued guidance which prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Only tax positions that meet a “more likely than not” threshold may be recognized. The Company adopted this guidance effective January 1, 2007. For a more detailed discussion of income taxes, please see Note 9, “Federal, State, and Local Taxes.”

Stock Options and Incentives

The Company is using the modified prospective approach to account for stock options and incentives. Accordingly, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in its consolidated financial statements over the vesting period during which the employee provides service in exchange for the award.

The Company did not grant any stock options during the years ended December 31, 2009, 2008, or 2007; accordingly, there were no unvested stock options outstanding at any time during those years; accordingly, no compensation and benefits expense relating to stock options was recorded.

Under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006, shares are available for grant as stock options, restricted stock, or other forms of related rights. At December 31, 2009, the Company had 5,053,058 shares available for grant under the 2006 Stock Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, please see Note 13, “Stock-Related Benefit Plans.”

Retirement Plans

The Company’s pension benefit obligations and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts, in accordance with GAAP. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company in its evaluation include retirement patterns, mortality, turnover, and the rate of compensation increase.

Under GAAP, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “accumulated other comprehensive income or loss,” net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the Company’s fiscal year-end, December 31st.

Earnings per Share (Basic and Diluted)

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Weighted-average common shares are adjusted to exclude unallocated Employee Stock Ownership Plan (“ESOP”) shares. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

In June 2008, the FASB issued accounting guidance, which the Company adopted on January 1, 2009, relating to participating securities, that clarified the treatment of such securities for EPS computation purposes. Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards (i.e., including on the unvested portion of such awards). Since these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them.

The following table presents the Company’s computation of basic and diluted EPS for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2009	2008	2007
Net income	$398,646	$77,884	$279,082
Less: Dividends paid on and earnings allocated to participating securities	(2,251)	(1,266)	(475)

Earnings applicable to common stock	$396,395	$76,618	$278,607

Weighted average common shares outstanding	351,869,427	334,657,211	309,535,954

Basic earnings per common share	$1.13	$0.23	$0.90

Earnings applicable to common stock	$396,395	$76,618	$278,607

Weighted average common shares outstanding	351,869,427	334,657,211	309,535,954
Potential dilutive common shares (1)	69,626	713,854	1,567,038

Total shares for diluted earnings per share computation	351,939,053	335,371,065	311,102,992

Diluted earnings per common share and common share equivalents	$1.13	$0.23	$0.90

(1)	Options to purchase 12,742,326 shares, 2,848,931 shares, and 3,069,474 shares of the Company’s common stock that were outstanding as of December 31, 2009, 2008, and 2007, at respective weighted average exercise prices of $15.76, $19.21, and $19.07 were not included in the respective computation of diluted EPS because their inclusion would have had an antidilutive effect.

Segment Reporting

The Company has determined that all of its activities constitute one reportable operating segment.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These Bank-Owned Life Insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2009 and 2008, the Company’s

investment in BOLI was $716.0 million and $691.4 million, respectively. The Company’s investment in BOLI generated income of $27.4 million, $28.6 million, and $26.1 million, respectively, during the years ended December 31, 2009, 2008, and 2007.

Impact of Recent Accounting Pronouncements

In July 2009, the FASB released the Codification as the single source of authoritative non-governmental GAAP. The Codification is effective for interim and annual periods ended after September 15, 2009. All previously existing accounting standards documents are superseded. All other accounting literature not included in the Codification is non-authoritative.

Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.

Following the Codification, the FASB will not issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions, Emerging Issues Task Force Abstracts, or other types of pronouncements previously used. Instead, it will issue Accounting Standards Updates (“ASUs”), which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on changes to the Codification.

GAAP is not intended to be changed as a result of the Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ended after September 15, 2009.

In April 2009, the FASB issued new requirements regarding disclosure of fair value measurements and accounting for the impairment of securities. The requirements address fair value measurements in inactive markets consistent with the principles presented in previously issued standards; increase the frequency of fair value disclosures; and establish new principles with respect to accounting for, and presenting, impairment losses on securities.

The new requirements address the determination of fair values when there is no active market or where the price inputs being used represent distressed sales, and reaffirm that the objective of fair value measurement, as set forth in previously issued guidance, is to reflect how much an asset would be sold for in an orderly transaction (the exit price, as opposed to a distressed or forced transaction) at the date of the financial statements and under current market conditions. Furthermore, the FASB specifically reaffirmed the need to use judgment in ascertaining if a formerly active market has become inactive and in determining fair values when markets have become inactive.

Prior to issuing the new requirements, fair values for financial instruments held by public companies were disclosed once a year. Quarterly disclosures that provide qualitative and quantitative information about fair value estimates are now required.

New requirements relating to other-than-temporary impairment were issued by the FASB to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not intended or expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and timelier disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. In accordance with these requirements, the Company recorded a cumulative-effect adjustment at the adoption date of April 1, 2009 with respect to certain previously recognized OTTI.

The FASB requirements issued in April 2009 were effective for interim and annual periods ending after June 15, 2009 and were adopted by the Company on April 1, 2009. The Company’s adoption of the new requirements did not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued a standard that, among other things, affects the accounting for transfers of financial assets, including securitization transactions, and requires more information regarding when companies have continuing exposure to the risks related to transferred financial assets. The standard eliminated the concept of a “qualifying special-purpose entity,” changed the requirements for derecognizing financial assets, and required additional disclosures.

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

Both of these standards were effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of these standards to have a material impact on its consolidated financial condition or results of operations.

In June 2009, the FASB also issued a standard regarding subsequent events. This ASU establishes general standards of accounting for, and disclosing, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. Such disclosures are provided in Note 19, “Subsequent Events.”

In June 2008, the FASB issued guidance to clarify that unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method calculation of EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards. Since certain of these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. The Company’s adoption of this guidance in 2009 had an immaterial effect on its EPS for each of the years ended December 31, 2009, 2008, and 2007.

In December 2007, the FASB issued a new standard on accounting for business combinations that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. This standard applied prospectively to business combinations for which the acquisition date was on or after the beginning of the first fiscal year that commenced after December 15, 2008. The Company adopted this guidance in connection with its acquisition of certain assets and its assumption of certain liabilities of AmTrust Bank on December 4, 2009.

In January 2010, the FASB issued a standard that requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company expects that these requirements will have an immaterial effect on its consolidated financial statements.

NOTE 3: BUSINESS COMBINATIONS

On December 4, 2009, the Community Bank acquired certain assets and assumed certain liabilities of AmTrust Bank (“AmTrust”) from the FDIC in an FDIC-assisted transaction (the “AmTrust acquisition”). Headquartered in Cleveland, Ohio, AmTrust was a savings bank that operated 29 branch locations in Ohio, 25 locations in Florida, and 12 locations in Arizona.

The purpose of the AmTrust acquisition was to expand the Company’s footprint into new markets, and to enhance its funding mix with the acquisition of low-cost core deposits.

As part of the Purchase and Assumption Agreement entered into by the Community Bank with the FDIC, the Community Bank entered into loss sharing agreements, whereby the FDIC will cover a substantial portion of any future losses on loans. The acquired loans that are subject to the loss sharing agreements are collectively referred to as “covered loans.” Under the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Community Bank for 80% of losses of up to $907 million with respect to the covered loans, and 95% of losses in excess of $907 million with respect to the covered loans.

In addition, the Community Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Community Bank 80% reimbursement, and for 95% of recoveries with respect to losses for which the FDIC paid the Community Bank 95% reimbursement under the loss sharing agreements. The expected reimbursements under the loss sharing agreements were recorded as an indemnification asset (the aforementioned FDIC loss share receivable) at an estimated fair value of $740.0 million on the acquisition date. The loss sharing agreements are subject to the Company following certain servicing procedures, as specified in the loss sharing agreements with the FDIC.

Furthermore, the Community Bank has agreed to pay to the FDIC, on January 18, 2020 (the “True-Up Measurement Date”), half of the amount, if positive, calculated as (1) $181,400,000 minus (2) the sum of (a) 25% of the asset discount bid made in connection with the AmTrust acquisition; (b) 25% of the Cumulative Shared-Loss Payments (as defined below); and (c) the sum of the period servicing amounts for every consecutive twelve-month period prior to, and ending on, the True-Up Measurement Date in respect of each of the shared loss agreements during which the applicable shared loss agreement is in effect (with such period servicing amounts to equal, for any twelve-month period with respect to which each of the shared loss agreements during which such shared loss agreement is in effect, the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period and 1%). For the purposes of the above calculation, Cumulative Shared-Loss Payments means (i) the aggregate of all of the payments made or payable to the Community Bank under the shared-loss agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the shared-loss agreements.

The above reimbursable losses and recoveries are based on the book value of the relevant loans as determined by the FDIC as of the effective date of the AmTrust acquisition. The amount that the Community Bank realizes on these loans could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered loans in future periods. Based on the closing with the FDIC as of December 4, 2009, the Community Bank (a) acquired $5.0 billion in loans, $760.0 million in investments, $4.0 billion in cash and cash equivalents (including $3.2 billion due from, and subsequently paid by, the FDIC), and $1.2 billion in other assets; and (b) assumed $8.2 billion in deposits, $2.6 billion in borrowings, and $92.5 million in other liabilities.

The Company has determined that the AmTrust acquisition constitutes a business combination as defined by Codification Topic 805, “Business Combinations.” Codification Topic 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Accordingly, the acquired assets, including the FDIC loss share receivable (which is accounted for as an indemnification asset under Topic 805) and identifiable intangible assets, and the assumed liabilities in the AmTrust acquisition, were measured and recorded at estimated fair value as of the December 4, 2009 acquisition date.

The application of the acquisition method of accounting resulted in a bargain purchase gain of $139.6 million, which is included in “non-interest income” in the Company’s Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2009. This gain amounted to $84.2 million after-tax.

Although the Community Bank did not immediately acquire or lease the real estate, banking facilities, furniture, fixtures, or equipment of AmTrust as part of the Purchase and Assumption Agreement, it has the option to purchase or lease these items from the FDIC. The terms of these options expire 170 days after December 4, 2009, unless extended by the FDIC. Acquisition costs will be based on current appraisals and determined at a later date.

Because of the short time period between the December 4, 2009 closing of the transaction and the end of the Company’s fiscal year on December 31, 2009, the Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.

A summary of the net assets acquired and the estimated fair value adjustments resulting in the net gain follows:

(in thousands)	December 4, 2009
AmTrust’s cost basis liabilities in excess of assets	$(2,799,630)
Cash payments received from the FDIC	3,220,650

Net assets acquired before fair value adjustments	421,020
Fair value adjustments:
Loans	(946,083)
FDIC loss share receivable	740,000
Core deposit intangible	40,797
FHLB borrowings	(69,814)
Repurchase agreements	(11,180)
Certificates of deposit	(26,858)
FDIC equity appreciation instrument	(8,275)

Pre-tax gain on the AmTrust acquisition	$139,607
Deferred income tax liability	(55,410)

Net after-tax gain on the AmTrust acquisition	$84,197

The net after-tax gain represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. As indicated in the preceding table, net liabilities of $2.8 billion (i.e., the cost basis) were transferred to the Company in the AmTrust acquisition, and the FDIC made a cash payment to the Company of $3.2 billion.

In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The Community Bank and the FDIC are engaged in ongoing discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Community Bank and/or the purchase price.

The followings table sets forth the assets acquired and liabilities assumed, at fair value, in the AmTrust acquisition:

(in thousands)	December 4, 2009
Assets
Cash and cash equivalents	$4,021,454
Securities available for sale:
Mortgage-related securities	121,846
Other securities	638,170

Total securities	760,016
Loans covered by loss sharing agreements:
One- to four-family mortgage loans	4,701,591
Home equity lines of credit (“HELOCs”) and consumer loans	314,412

Total loans covered by loss sharing agreements	5,016,003
FDIC loss share receivable	740,000
FHLB of Cincinnati stock	110,592
Core deposit intangible	40,797
Other assets	275,827

Total assets acquired	$10,964,689

Liabilities
Deposits:
NOW and money market accounts	$2,861,172
Savings accounts	878,365
Certificates of deposit	3,853,929
Non-interest-bearing accounts	613,678

Total deposits	8,207,144
Borrowed funds:
FHLB advances	2,119,632
Repurchase agreements	461,180

Total borrowed funds	2,580,812
Other liabilities	92,536

Total liabilities assumed	$10,880,492

Net assets acquired	$84,197

In addition, as part of the consideration for the transaction, the Company issued an equity appreciation instrument to the FDIC. Under the terms of the equity appreciation instrument, the FDIC had the opportunity to obtain, at the sole option of the Company, a cash payment or shares of its common stock with a value equal to the product of (a) 25 million and (b) the amount by which the average of the volume weighted average price of its common stock for each of the two New York Stock Exchange trading days immediately prior to the exercise of the equity appreciation instrument exceeded $12.33. The equity appreciation instrument was exercisable by the FDIC from December 9, 2009 through December 23, 2009. The FDIC exercised the equity appreciation instrument and such exercise was settled in cash for $23.3 million by the Company. This instrument was valued at $8.3 million when issued.

In December 2009, the Company extinguished the repurchase agreements acquired with a cash payment of $461.2 million.

Fair Value of Assets Acquired and Liabilities Assumed

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, reflecting assumptions that a market participant would use when pricing an asset or liability. In some cases, the estimation of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the AmTrust acquisition.

Cash and Cash Equivalents

Included in cash and cash equivalents are cash and due from banks of $394.1 million, federal funds sold of $415.0 million, and $3.2 billion due from the FDIC. Cash payments of $3.0 billion and $186.0 million were made by the FDIC to the Community Bank on December 7 and December 30, 2009, respectively, to consummate the AmTrust acquisition. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment Securities and FHLB Stock

Quoted market prices for the securities were used to determine their fair values. If quoted market prices were not available for a specific security, then quoted prices for similar securities in active markets were used to estimate the fair value.

The fair value of FHLB stock approximates the redemption amount.

Loans

The acquired loan portfolio is segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages, HELOCs, or consumer), borrower type, and payment status (performing or non-performing). The estimated fair values of mortgage and other loans were computed by discounting the anticipated cash flows from the respective portfolios. We estimated the cash flows expected to be collected at the acquisition date by using interest rate risk and prepayment risk models that incorporated our best estimate of current key assumptions, such as default rates, loss severity rates, and prepayment speeds. Prepayment assumptions use swap rates and various relevant reference rates (e.g., U.S. Treasury obligations) as benchmarks. Prepayment assumptions are developed by reference to historical prepayment speeds of loans with similar characteristics and by developing base curves for loans with particular reset and prepayment penalty periods. Once the base curves are determined, other factors that will influence constant prepayment rates in the future include, but are not limited to, current loan-to-value ratios, loan balances, home price appreciation, documentation type, and forward rates. Loss severity rates are based on, or developed by using, historical loss rates of loans in a loan performance database. The major inputs include, but are not limited to, current loan-to-value ratios, home price appreciation, payment history, original FICO scores, original debt-to-income ratios, property type, and loan balances.

The expected cash flows from the acquired loan portfolio were discounted at market rates. The discount rates assumed a risk-free rate plus an additional spread to compensate for the uncertainty inherent in the acquired loans. The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

The Company refers to the loans acquired in the AmTrust acquisition as “covered loans” because the Company will be reimbursed for a substantial portion of any future losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under Topic 310-30 and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. At the December 4, 2009 acquisition date, the Company estimated the fair value of the AmTrust loan portfolio, excluding loans held for sale, at $4.7 billion, which represents the expected cash flows from the portfolio discounted at market-based rates. In estimating such fair value, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the AmTrust loan portfolio at the acquisition date. At December 4, 2009, the accretable yield was $2.1 billion and the non-accretable difference was $1.2 billion. Under Topic 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

FDIC Loss Share Receivable

The FDIC loss share receivable was measured separately from the covered loans as it is not contractually embedded in any of the covered loans. For example, the loss share receivable related to estimated future loan losses is not transferable should the Company sell a loan prior to foreclosure or maturity. The fair value of the loss share receivable represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered loans, based on the credit adjustment estimated for each covered loan and the loss sharing percentages. The estimated gross cash flows associated with this receivable are approximately $889 million. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered loans, the passage of time, and claims submitted to the FDIC.

Core Deposit Intangible

CDI is a measure of the value of non-interest checking, savings, and NOW and money market deposits that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI related to the AmTrust acquisition will be amortized over an estimated useful life of seven years to approximate the existing deposit relationships acquired. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

Deposit Liabilities

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

Borrowed Funds

The estimated fair value of borrowed funds is based on either bid quotations received from securities dealers or on the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities.

Deferred Income Taxes

Deferred income taxes relate to the differences between the financial statement and tax bases of assets acquired and liabilities assumed in the AmTrust acquisition. The Company’s deferred income taxes were measured using a combined federal and state tax rate of approximately 40%.

Derivative Financial Instruments

For exchange-traded futures and exchange-traded options, fair value is based on observable quoted market prices in an active market. For forward commitments to buy and sell loans and mortgage-backed securities, fair value is based on observable market prices for similar securities in an active market. For interest rate lock commitments for residential mortgage loans that the Company intends to sell, the fair value is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loan’s expected settlement date, the value of mortgage servicing rights (“MSRs”) arrived at by an independent mortgage servicing rights broker, government agency price adjustment factors, and historical interest rate lock commitment fall-out factors.

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2009 and 2008:

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE(1) certificates	$264,769	$7,741	$702	$271,808
GSE CMOs(2)	400,770	16,013	—	416,783
Private label CMOs	91,612	—	5,998	85,614

Total mortgage-related securities	$757,151	$23,754	$6,700	$774,205

Other Securities:
U.S. Treasury obligations	$607,022	$21	$592	$606,451
GSE debentures	30,179	11	—	30,190
Corporate bonds	5,811	9	919	4,901
State, county, and municipal	6,402	38	281	6,159
Capital trust notes	39,151	5,125	5,438	38,838
Preferred stock	31,400	1,117	11,283	21,234
Common stock	42,693	1,606	7,631	36,668

Total other securities	$762,658	$7,927	$26,144	$744,441

Total securities available for sale(3)	$1,519,809	$31,681	$32,844	$1,518,646

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	As of December 31, 2009, the non-credit portion of OTTI recorded in AOCL was $506,000 (before taxes).

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$180,132	$5,160	$—	$185,292
GSE CMOs	519,389	9,727	154	528,962
Private label CMOs	139,332	—	19,902	119,430

Total mortgage-related securities	$838,853	$14,887	$20,056	$833,684

Other Securities:
GSE debentures	$59,478	$2,481	$—	$61,959
Corporate bonds	30,814	—	12,064	18,750
State, county, and municipal	6,528	—	387	6,141
Capital trust notes	44,337	—	14,471	29,866
Preferred stock	31,400	150	14,010	17,540
Common stock	53,343	151	10,932	42,562

Total other securities	$225,900	$2,782	$51,864	$176,818

Total securities available for sale	$1,064,753	$17,669	$71,920	$1,010,502

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2009 and 2008:

	December 31, 2009
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$234,290	$234,290	$16,031	$—	$250,321
GSE CMOs	2,224,873	2,224,873	75,948	6,327	2,294,494
Other mortgage-related securities	6,793	6,793	—	—	6,793

Total mortgage-related securities	$2,465,956	$2,465,956	$91,979	$6,327	$2,551,608

Other Securities:
GSE debentures	$1,489,488	$1,489,488	$564	$24,505	$1,465,547
Corporate bonds	101,084	101,084	4,363	1,578	103,869
Capital trust notes	176,784	167,069	2,054	40,485	128,638

Total other securities	$1,767,356	$1,757,641	$6,981	$66,568	$1,698,054

Total securities held to maturity(1)	$4,233,312	$4,223,597	$98,960	$72,895	$4,249,662

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. As of December 31, 2009, the non-credit portion recorded in AOCL was $9.2 million (before taxes).

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-related Securities:
GSE certificates	$282,441	$12,515	$—	$294,956
GSE CMOs	2,875,878	40,944	18,901	2,897,921
Other mortgage-related securities	6,537	—	—	6,537

Total mortgage-related securities	$3,164,856	$53,459	$18,901	$3,199,414

Other Securities:
GSE debentures	$1,372,593	$3,574	$—	$1,376,167
Corporate bonds	133,165	153	26,561	106,757
Capital trust notes	220,377	—	74,914	145,463

Total other securities	$1,726,135	$3,727	$101,475	$1,628,387

Total securities held to maturity	$4,890,991	$57,186	$120,376	$4,827,801

The Company had $496.7 million and $401.0 million of FHLB stock, at cost, at December 31, 2009 and 2008, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2009, 2008, and 2007:

	December 31,
(in thousands)	2009	2008	2007
Gross proceeds	$10,338	$11,543	$2,115,530
Gross realized gains	338	573	9,195
Gross realized losses	—	—	7,307

In connection with the second quarter 2007 repositioning of the balance sheet following the Company’s acquisition of PennFed, the Company securitized $593.8 million of the one- to four-family loans that had been acquired in that transaction. The resultant securities were recorded in the available-for-sale securities portfolio at an initial cost basis of $588.4 million and were subsequently sold in the third quarter of 2007.

The following table presents a rollforward of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in accumulated other comprehensive income. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009, the date on which the Company adopted new FASB requirements for the recognition of OTTI. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows:

For the Nine Months Ended December 31, 2009
(in thousands)
Beginning credit loss amount as of April 1, 2009	$103,350
Add: Initial OTTI credit losses	73,650
Subsequent OTTI credit losses	22,883
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending credit loss amount as of December 31, 2009	$199,883

OTTI losses on securities totaled $106.2 million in the year ended December 31, 2009. The OTTI losses that were related to credit and, therefore, were recognized in earnings totaled $96.5 million during this period, and were determined through a present-value analysis of expected cash flows on the securities. The significant inputs that the Company used to determine these expected cash flows were the anticipated magnitude and timing of interest payment deferrals, if any, and the underlying creditworthiness of the individual issuers whose debt acts as collateral for these single-issue and pooled trust preferred securities. The discount rate used to estimate the fair value was determined by considering the weighted average of certain market credit spreads, as well as credit spreads interpolated using other market factors. The discount rate used in determining the credit portion of OTTI, if any, is the yield on the position at the time of purchase.

For the year ended December 31, 2009, the total OTTI loss on securities consisted of $96.3 million on trust preferred securities ($86.6 million of which was recognized in earnings) and $10.0 million related to corporate debt (all of which was recognized in earnings).

In 2008, the Company recorded a $104.3 million loss on the OTTI of certain securities (all of which was recognized in earnings), including $42.4 million of Lehman Brothers Holdings, Inc. perpetual preferred stock and corporate bonds; $5.0 million of Freddie Mac preferred stock; $40.5 million of capital trust notes, including income notes; $5.4 million of other equity securities; and $11.0 million of corporate bond issues.

In the second quarter of 2007, the Company recorded in earnings a $57.0 million loss on the OTTI of certain available-for-sale mortgage-related securities. The OTTI was recorded in connection with the repositioning of the balance sheet that followed the acquisition of PennFed. In July 2007, the Company sold the impaired securities at a pre-tax loss of $7.3 million, which was recognized in non-interest income in the three months ended September 30, 2007.

The following table summarizes the carrying amount and estimated fair value of held-to-maturity debt securities and the amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2009 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at December 31, 2009
(dollars in thousands)	Mortgage- related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$4,014	8.04%	$3,988
Due from one to five years	—	—	—	—	—	—	32,759	6.34	31,913
Due from five to ten years	5,268	5.79	1,489,488	4.38	—	—	23,028	5.20	1,496,471
Due after ten years	2,460,688	5.16	—	—	—	—	208,352	7.26	2,717,290

Total debt securities held to maturity	$2,465,956	5.16%	$1,489,488	4.38%	$—	—%	$268,153	6.98%	$4,249,662

Available-for-Sale Securities:(3)
Due within one year	$—	—%	$577,842	0.21%	$125	5.12%	$1,036	5.60%	$579,042
Due from one to five years	2,244	5.04	59,359	1.20	491	5.75	4,775	1.79	65,465
Due from five to ten years	14,758	6.84	—	—	2,315	6.50	—	—	17,318
Due after ten years	740,149	5.07	—	—	3,471	6.67	39,151	5.01	798,919

Total debt securities available for sale	$757,151	5.11%	$637,201	0.30%	$6,402	6.51%	$44,962	4.68%	$1,460,744

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $16.4 million and $624,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had no commitments to purchase securities at December 31, 2009.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2009 and 2008:

At December 31, 2009	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$1,403,687	$24,505	$—	$—	$1,403,687	$24,505
GSE CMOs	59,147	1,115	102,067	5,212	161,214	6,327
Corporate bonds	27,710	1,256	14,317	322	42,027	1,578
Capital trust notes	34,830	429	71,016	40,056	105,846	40,485

Total temporarily impaired held-to-maturity debt securities	$1,525,374	$27,305	$187,400	$45,590	$1,712,774	$72,895

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
U.S. Treasury obligations	$185,928	$592	$—	$—	$185,928	$592
GSE certificates	81,981	702	—	—	81,981	702
Private-label CMOs	43,849	5,452	41,765	546	85,614	5,998
Corporate bonds	—	—	3,855	919	3,855	919
State, county, and municipal	524	22	4,723	259	5,247	281
Capital trust notes	3,983	44	9,224	5,394	13,207	5,438

Total temporarily impaired available-for-sale debt securities	$316,265	$6,812	$59,567	$7,118	$375,832	$13,930
Equity securities	—	—	30,498	18,914	30,498	18,914

Total temporarily impaired available-for-sale securities	$316,265	$6,812	$90,065	$26,032	$406,330	$32,844

At December 31, 2008	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE CMOs	$10,223	$279	$637,364	$18,622	$647,587	$18,901
Corporate bonds	71,224	20,080	5,350	6,481	76,574	26,561
Capital trust notes	69,478	15,405	75,985	59,509	145,463	74,914

Total temporarily impaired held-to-maturity debt securities	$150,925	$35,764	$718,699	$84,612	$869,624	$120,376

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE CMOs	$—	$—	$39,603	$154	$39,603	$154
Private-label CMOs	—	—	119,430	19,902	119,430	19,902
Corporate bonds	9,500	1,575	9,250	10,489	18,750	12,064
State, county, and municipal	1,137	276	5,004	111	6,141	387
Capital trust notes	19,781	12,015	6,885	2,456	26,666	14,471

Total temporarily impaired available-for-sale debt securities	$30,418	$13,866	$180,172	$33,112	$210,590	$46,978
Equity securities	15,950	11,850	20,376	13,092	36,326	24,942

Total temporarily impaired available-for-sale securities	$46,368	$25,716	$200,548	$46,204	$246,916	$71,920

In April 2009, the FASB amended the OTTI accounting model for debt securities. The OTTI accounting model for equity securities was not affected. Under the new guidance, an OTTI loss on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCL. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company adopted the new guidance effective April 1, 2009 and recorded a $967,000 pre-tax transition adjustment for the non-credit portion of the OTTI on securities held at April 1, 2009 that were previously considered other-than-temporarily impaired.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of December 31, 2009, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL were not other-than-temporarily impaired as of December 31, 2009.

Other factors considered in determining whether a loss is temporary include the length of time and the extent to which fair value has been below cost; the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer that may indicate adverse credit conditions; and the forecasted recovery period using current estimates of volatility in market interest rates (including liquidity and risk premiums).

Management’s assertion regarding its intent not to sell, or that it is not more likely than not that the Company will be required to sell the security before its anticipated recovery, considers a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity) and management’s intended strategy with respect to the identified security or portfolio. If management does have the intent to sell, or believes it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statement of Income and Comprehensive Income.

The unrealized losses on the Company’s GSE debentures and GSE CMOs at December 31, 2009 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The Company’s unrealized losses on corporate bonds and capital trust notes at December 31, 2009 relate to investments in various financial institutions. The unrealized losses were primarily caused by market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to credit concerns, continued illiquidity, and uncertainty in the financial markets. Each of these securities was purchased on the basis of an individual assessment of the financial institutions issuing such securities. This assessment included, but was not limited to, a review of credit ratings (if any), as well as an underwriting process designed to determine the financial institution’s creditworthiness.

The Company reviews quarterly financial information as well as other information that is released by each financial institution to determine the continued creditworthiness of the securities they issued. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at December 31, 2009. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in fair values for the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs at December 31, 2009 were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2009. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At December 31, 2009, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. If deterioration occurs, an equity security impairment model is used. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009. Nonetheless, it is possible that these equity securities will perform worse than currently expected, which could lead to adverse changes in their fair values or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers. The Company considers a decline in fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2009 consisted of two mortgage-related securities, two municipal bonds, three corporate debt obligations, 13 capital trust notes, and six equity securities. At December 31, 2008, the investment securities designated as having a continuous loss position for twelve months or more consisted of 14 mortgage-related securities, two municipal bonds, three corporate debt obligations, 16 capital trust notes, and five equity securities. At December 31, 2009 and 2008, the combined market value of these securities represented unrealized losses of $71.6 million and $130.8 million, respectively. At December 31, 2009, the fair value of securities having a continuous loss position for twelve months or more was 20.5% below their collective amortized cost of $349.1 million. At December 31, 2008, the fair value of such securities was 12.5% below their collective amortized cost of $1.1 billion.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Non-covered Loans:
Mortgage Loans:
Multi-family	$16,737,721	$15,728,264
Commercial real estate	4,988,649	4,553,550
Acquisition, development, and construction	666,440	778,364
One- to four-family	216,078	266,307

Total mortgage loans	22,608,888	21,326,485
Net deferred loan origination fees	(3,805)	(6,940)

Total non-covered mortgage loans, net	$22,605,083	$21,319,545

Other Loans:
Commercial and industrial	653,159	713,099
Consumer	117,780	158,907
Lease financing, net	665	1,433

Total other loans	771,604	$873,439
Net deferred loan origination fees	(88)	(772)

Total non-covered other loans, net	771,516	872,667
Less: Allowance for loan losses	127,491	94,368

Total non-covered loans, net	$23,249,108	$22,097,844
Covered loans (principally one- to four-family loans, of which $351.3 million are held for sale)	5,016,100	—

Loans, net	$28,265,208	$22,097,844

Covered loans refers to the loans acquired from the FDIC in the AmTrust acquisition and that are subject to the previously mentioned loss sharing agreements. Non-covered loans refers to all loans in the Company’s loan portfolio excluding covered loans.

Non-covered Loans

The Company is primarily a multi-family mortgage lender, with a significant portion of its loan portfolio collateralized by non-luxury apartment buildings in New York City that are largely rent-controlled and/or rent-stabilized. At December 31, 2009, approximately 75% of the multi-family loan portfolio was secured by properties in New York City, with Manhattan accounting for approximately 32% of New York City’s share.

The Company also originates commercial real estate (“CRE”) loans, primarily in New York City, Long Island, and New Jersey, and, to a lesser extent, acquisition, development, and construction (“ADC”) loans and commercial and industrial (“C&I”) loans. ADC loans are primarily originated for multi-family and residential tract projects in New York City and Long Island, while C&I loans are made to small and mid-size businesses, on both a secured and unsecured basis, for working capital, business expansion, and the purchase of machinery and equipment.

Payments on multi-family and CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of the Company’s borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While the Company generally requires that such loans be qualified on the basis of the collateral property’s current cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that its underwriting policies will protect the Company from credit-related losses or delinquencies.

ADC financing typically involves a greater degree of credit risk than longer-term financing on improved, owner-occupied real estate. The risk of loss on an ADC loan largely depends upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While the Company seeks to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards, an error in such estimates or a downturn in the local economy or real estate market could have a material adverse effect on the quality of the ADC loan portfolio, thereby resulting in material losses or delinquencies.

The Company seeks to minimize the risks involved in C&I lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay a C&I loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the results of operations of the business.

During 2009, the markets served by the Company were impacted by widespread economic decline and rising unemployment, which contributed to a rise in charge-offs and non-performing assets. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This could not only result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for loan losses. These events would have an adverse impact on the Company’s results of operations and capital, if they were to occur.

The Company also originates one- to four-family mortgage loans on a pass-through basis throughout its branch network for sale to a third-party conduit. Under this conduit program, the Company sold one- to four-family loans totaling $99.9 million, $47.0 million, and $62.1 million in 2009, 2008, and 2007, respectively, and recorded aggregate net gains of $717,000, $326,000, and $705,000, respectively, on such sales. Loans originated and held for sale through the conduit program are included in “consumer loans” in the table on the preceding page.

The Company services mortgage loans for various third parties, including, but not limited to, Savings Bank Life Insurance, Fannie Mae, Freddie Mac, and the State of New York Mortgage Agency. At December 31, 2009, the unpaid principal balance of serviced loans amounted to $1.4 billion; at December 31, 2008 and 2007, the unpaid principal balance of serviced loans amounted to $884.1 million and $933.7 million, respectively. The custodial escrow balances maintained in connection with such loans amounted to $12.8 million, $11.7 million, and $5.5 million, respectively, at the corresponding dates. In accordance with the Purchase and Assumption Agreement between the Community Bank and the FDIC, effective December 4, 2009, the Community Bank has agreed to continue to service the loans that were being serviced by AmTrust for a period of up to one year.

At December 31, 2009 and 2008, the Company had $578.1 million and $113.7 million, respectively, of non-accrual non-covered loans. Covered loans are considered to be performing due to the application of the accretion method under Codification Topic 310-30, as further discussed in Note 3, “Business Combinations.”

The following table presents information regarding the Company’s non-performing loans at December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Non-performing Loans:
Non-accrual mortgage loans:
Multi-family	$393,113	$53,153
Commercial real estate	70,618	12,785
Acquisition, development, and construction	79,228	24,839
One- to four-family	14,171	11,155

Total non-accrual mortgage loans	557,130	101,932
Other non-accrual loans	20,938	11,765
Loans 90 days or more delinquent and still accruing interest	—	—

Total non-performing loans	$578,068	$113,697

In accordance with GAAP, the Company is required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, a modification or restructuring of a loan constitutes a troubled debt restructuring if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. Loans modified in a troubled debt restructuring totaled $184.8 million; of this amount, $167.3 million was included in non-accrual loans and $17.5 million was under 90 days past due, at December 31, 2009. There were no troubled debt restructurings at December 31, 2008.

Covered Loans

The following table presents the balances of the loans acquired in the AmTrust acquisition, excluding loans held for sale, as of December 31, 2009:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One- to four-family	$5,215,553	92.83%
HELOCs	399,705	7.11
Consumer	3,162	0.06

Total loans	$5,618,420	100.0%
Total discount resulting from acquisition date fair value adjustment	(953,642)

Net loans acquired	$4,664,778

The Company refers to the loans acquired in the AmTrust acquisition as “covered loans” because the Company will be reimbursed for a substantial portion of any future losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under Codification Topic 310-30, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans.

At the December 4, 2009 acquisition date, we estimated the fair value of the AmTrust loan portfolio, excluding loans held for sale, at $4.7 billion, which represents the expected cash flows from the portfolio discounted at market-based rates. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the AmTrust loan portfolio at the acquisition date. On the acquisition date, the preliminary estimate of the contractual principal and interest payments for covered loans acquired in the AmTrust acquisition was $8.0 billion. At December 4, 2009, the accretable yield was $2.1 billion and the non-accretable difference was $1.2 billion.

Under FASB ASC Topic 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. There were $56.2 million in covered loans that were over 90 days past due, and $110.1 million of loans that were past due under 90 days at December 31, 2009.

Changes in the accretable yield for acquired loans were as follows for the twelve months ended December 31, 2009:

(dollars in thousands)	Accretable Yield
Balance at beginning of period(1)	$—
Additions	2,103,213
Accretion	(21,448)

Balance at end of period	$2,081,765

(1)	Excludes loans held for sale

Covered loans under the loss sharing agreements with the FDIC are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust acquisition are, and will continue to be, reviewed for collectability, based on the expectations of cash flows on these loans. As a result, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimate made at the December 4, 2009 acquisition date, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses will be established. A related credit to income and an increase in the FDIC loss share receivable will be recognized at the same time, measured based on the loss share percentages described earlier in this report.

The FDIC loss share receivable represents the present value of the estimated losses on covered loans to be reimbursed by the FDIC. The estimated losses were based on the same cash flow estimates used in determining the fair value of the covered loans. The FDIC loss share receivable will be reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition date estimates will result in an increase in the FDIC loss share receivable. Conversely, if realized losses are less than acquisition date estimates, the FDIC loss share receivable will be reduced.

At December 31, 2009, covered loans included $351.3 million of loans held for sale. In connection with the AmTrust acquisition, we assumed AmTrust’s mortgage banking unit, which originates agency-conforming one- to four-family loans nationwide for sale to the Fannie Mae and Freddie Mac. In 2009, the Company recorded aggregate net gains of $9.8 million in connection with the sale of loans totaling $735.0 million.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007:

	December 31,
(in thousands)	2009	2008	2007
Balance, beginning of year	$94,368	$92,794	$85,389
Provision for loan losses	63,000	7,700	—
Charge-offs	(29,931)	(6,168)	(431)
Recoveries	54	42	—
Allowance acquired in merger transactions	—	—	7,836

Balance, end of year	$127,491	$94,368	$92,794

The Company recorded provisions for loan losses of $63.0 million and $7.7 million, respectively, in 2009 and 2008; no provision was recorded in 2007. Non-accrual loans amounted to $578.1 million, $113.7 million, and $22.2 million, respectively, at December 31, 2009, 2008, and 2007. There were no loans over 90 days past due and still accruing interest at any of these dates.

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years are summarized below:

	December 31,
(in thousands)	2009	2008	2007
Interest income that would have been recorded	$35,805	$7,841	$1,832
Interest income actually recorded	(13,929)	(4,065)	(844)

Interest income foregone	$21,876	$3,776	$988

At December 31, 2009 and 2008, the Company had $632.1 million and $63.4 million of non-covered impaired loans, respectively. There were no impaired loans at December 31, 2007. At December 31, 2009 and 2008, there were valuation allowances of $13.1 million and $1.2 million, respectively, relating to non-covered impaired loans.

The average balances of impaired loans in 2009, 2008, and 2007 were $469.5 million, $21.4 million, and $8.0 million, respectively, and the interest income recorded on these loans, which was not materially different from cash-basis interest income, amounted to $18.3 million, $3.6 million, and $2.0 million, in the respective years.

NOTE 7: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2009 and 2008:

	December 31,
	2009			2008
(dollars in thousands)	Amount	Percent of Total	Weighted Average Rate(1)	Amount	Percent of Total	Weighted Average Rate(1)
NOW and money market accounts	$7,706,288	34.53%	0.86%	$3,818,952	26.57%	1.03%
Savings accounts	3,788,294	16.98	0.62	2,632,078	18.31	0.63
Certificates of deposit	9,053,891	40.57	2.07	6,796,971	47.28	3.46
Non-interest-bearing accounts	1,767,938	7.92	—	1,127,647	7.84	—

Total deposits	$22,316,411	100.00%	1.24%	$14,375,648	100.00%	2.04%

(1)	Excludes the effect of purchase accounting adjustments for CDs.

At December 31, 2009 and 2008, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $5.7 million and $3.2 million, respectively.

The scheduled maturities of CDs at December 31, 2009 were as follows:

(in thousands)
1 year or less	$7,210,758
More than 1 year through 2 years	1,359,639
More than 2 years through 3 years	335,064
More than 3 years through 4 years	89,327
More than 4 years through 5 years	51,978
Over 5 years	7,125

Total certificates of deposit	$9,053,891

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2009:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$1,126,345	$736,387	$1,028,866	$637,118	$3,528,716

At December 31, 2009 and 2008, the aggregate amounts of CDs of $100,000 or more were $3.5 billion and $3.2 billion, respectively.

Included in total deposits at December 31, 2009 and 2008 were brokered deposits of $3.0 billion and $3.1 billion, respectively. Brokered deposits had weighted average interest rates of 0.72% and 2.25% at the respective year-ends. Brokered money market accounts represented $2.6 billion and $1.5 million, respectively, of the year-end 2009 and 2008 totals. Brokered CDs represented $358.5 million and $1.6 billion of brokered deposits at the respective year-ends. All of the brokered CDs at December 31, 2009 are expected to mature in less than one year from that date.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
FHLB advances	$8,955,769	$7,708,064
Repurchase agreements	4,125,000	4,485,000
Federal funds purchased	—	150,000
Junior subordinated debentures	427,371	484,216
Senior notes	601,746	601,630
Preferred stock of subsidiaries	54,800	67,800

Total borrowed funds	$14,164,686	$13,496,710

FHLB advances and junior subordinated debentures at December 31, 2009 are reported net of acquisition accounting adjustments of $66.4 million and $770,000, respectively.

Accrued interest on borrowed funds is included in “other liabilities” in the Consolidated Statements of Condition, and amounted to $51.4 million and $47.8 million, respectively, at December 31, 2009 and 2008.

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

In 2007, the Company recorded a loss of $1.8 million in non-interest income in connection with the write-off of the unamortized issuance costs stemming from the redemption of certain trust preferred securities. In addition, the Company recorded a charge of $3.2 million in 2007 for the prepayment of wholesale borrowings in connection with the repositioning of the balance sheet following the acquisition of PennFed.

FHLB Advances

FHLB advances totaled $9.0 billion and $7.7 billion at December 31, 2009 and 2008, respectively. The contractual maturities and the next call dates of the outstanding FHLB advances at December 31, 2009 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
2010	$1,069,663	0.27%	$8,171,050	3.52%
2011	114,941	4.41	775,870	3.64
2012	257,469	3.37	3,324	3.00
2013	87,907	3.25	2,907	3.26
2014	108,956	1.96	552	0.67
2015	400,895	3.79	896	0.69
2016	2,115,000	4.35	—	—
2017	3,861,206	4.12	—	—
2018	939,458	3.02	896	3.83
2025	274	7.82	274	7.82

Total FHLB advances	$8,955,769	3.53%	$8,955,769	3.53%

(1)	Excludes the effect of acquisition accounting adjustments.

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

The following table sets forth certain information regarding FHLB advances at or for the years ended December 31, 2009, 2008, and 2007:

	At or For the Years Ended December 31,
(dollars in millions)	2009	2008	2007
Average balance during the year	$7,982	$7,763	$7,119
Maximum balance at any month-end during the year	8,956	8,223	7,782
Balance outstanding at end of year	8,956	7,708	7,782
Weighted average interest rate during the year(1)	3.92%	4.72%	4.46%
Weighted average interest rate at end of year(1)	3.53	3.92	4.39

(1)	Excludes the effect of acquisition accounting adjustments.

The Company had no short-term FHLB advances at December 31, 2009 and $502.9 million of short-term FHLB advances at December 31, 2008.

At December 31, 2009 and 2008, the Banks had a combined overnight line of credit of $500.0 million with the FHLB. There were no borrowings under this line of credit at December 31, 2009. At December 31, 2008, borrowings under this line of credit amounted to $152.9 million. At December 31, 2008, the Company also had access to funds through a $200.0 million one-month facility with the FHLB. There were no borrowings outstanding under this facility at December 31, 2009 or 2008. FHLB advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral, which may consist of eligible loans or mortgage-related securities.

The interest expense on FHLB advances was $309.0 million, $364.2 million, and $304.4 million, respectively, for the years ended December 31, 2009, 2008, and 2007.

Repurchase Agreements

Repurchase agreements totaled $4.1 billion and $4.5 billion at December 31, 2009 and 2008, respectively.

The following table provides the contractual maturities and weighted average interest rates of repurchase agreements, and the amortized cost and fair value, including accrued interest, of the securities collateralizing the repurchase agreements, at December 31, 2009:

(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Mortgage-related Securities		GSE Debentures and U.S. Treasury Obligations
			Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 90 days(1)	$4,125,000	3.56%	$3,001,125	$3,107,798	$1,623,770	$1,599,610

(1)	Contractual maturities range from five to ten years.

The Company had no short-term repurchase agreements at December 31, 2009 and $360.0 million of short-term repurchase agreements at December 31, 2008.

A more detailed analysis of the contractual maturities and the next call dates of the outstanding repurchase agreements at December 31, 2009 follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
2010	$—	—%	$2,575,000	3.66%
2011	—	—	1,550,000	3.39
2012	200,000	3.75	—	—
2013	800,000	3.08	—	—
2014	—	—	—	—
2015	—	—	—	—
2016	345,000	4.14	—	—
2017	1,080,000	4.08	—	—
2018	1,700,000	3.31	—	—

	$4,125,000	3.56%	$4,125,000	3.56%

(1)	Excludes the effect of acquisition accounting adjustments.

At December 31, 2009 and 2008, the accrued interest on repurchase agreements amounted to $13.8 million and $14.2 million, respectively. The interest expense on repurchase agreements was $149.5 million, $166.5 million, and $153.7 million, respectively, for the years ended December 31, 2009, 2008, and 2007.

Federal Funds Purchased

The Company had no federal funds purchased at December 31, 2009 and $150.0 million of such wholesale borrowings at December 31, 2008. Federal funds purchased at December 31, 2008 had a contractual maturity of less than 90 days.

In 2009, 2008, and 2007, the average balance of federal funds purchased amounted to $577.8 million, $24.6 million, and $20.8 million, respectively, and had weighted average interest rates of 0.37%, 1.04%, and 3.30%, respectively. The interest expense produced by federal funds purchased was $2.1 million, $257,000, and $687,000, respectively, for the years ended December 31, 2009, 2008, and 2007.

Junior Subordinated Debentures

Junior subordinated debentures totaled $427.4 million and $484.2 million, respectively, at December 31, 2009 and 2008. The following junior subordinated debentures were outstanding at December 31, 2009:

(dollars in thousands)
Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(2)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V (BONUSESSM Units)	6.000	143,466	137,115	November 4, 2002	November 1, 2051	November 4, 2007(3)
New York Community Capital Trust X	1.854	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,767	7,535	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	13,106	12,734	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	3.504	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(3)
New York Community Capital Trust XI	1.901	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012

Total junior subordinated debentures		$427,371	$412,434

(1)	Excludes the effect of acquisition accounting adjustments.
(2)	Callable at any time subsequent to this date.
(3)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

On November 4, 2002, the Company completed a public offering of 5,500,000 Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”), including 700,000 that were sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $50.00 per share. The Company realized net proceeds from the offering of approximately $267.3 million. Each BONUSES unit consists of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company (for a total of approximately 13.7 million common shares) at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00% on the $50.00 per share liquidation amount. The warrants and capital securities were non-callable for five years from the date of issuance and were not called by the Company when the five-year period passed on November 4, 2007. During 2008, 1,456 warrants were exercised and, accordingly, the Company issued 3,632 shares of common stock.

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants was $92.4 million, and was recorded as a component of additional “paid-in capital” in the Company’s consolidated financial statements. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount and amortized to “interest expense” over the 49-year life of the capital securities on a level-yield basis. At December 31, 2009, this discount totaled $68.2 million, reflecting the exchange offer described below.

Issuance costs related to the BONUSES units totaled $7.7 million (with $5.1 million allocated to the capital security) and were reflected in “other assets” in the Consolidated Statements of Condition. As of December 31, 2007, all such costs had been fully amortized. The portion of issuance costs allocated to the warrants totaled $2.6 million and was treated as a reduction in paid-in capital.

On July 29, 2009, the Company announced the commencement of an offer to exchange shares of its common stock for any and all of the 5,498,544 outstanding BONUSES units (the “Offer to Exchange”). All holders of BONUSES units were eligible to participate in the exchange offer. A total of 1,393,063 BONUSES units were validly tendered, not withdrawn, and accepted in the exchange offer, representing 25.3% of the 5,498,544 BONUSES units outstanding at the exchange offer’s expiration date. As a result, trust preferred securities totaling $48.6 million were extinguished in August 2009. In accordance with the terms of the Offer to Exchange, the Company issued 3.4144 shares (the “Exchange Ratio”) of its common stock for each BONUSES unit that was tendered, not withdrawn, and accepted. The Exchange Ratio was determined by adding (i) 2.4953 common shares to (ii) 0.9191 common shares. The latter number was determined by dividing $10.00 by $10.88, the average of the daily volume-weighted average price of the Company’s common stock during the five consecutive trading days ending on August 21, 2009.

The Company issued 4.8 million shares of its common stock as a result of the Offer to Exchange, which added $39.1 million to stockholders’ equity at September 30, 2009. In addition, a $5.7 million gain on debt exchange was recorded in non-interest income in the third quarter of 2009.

In addition to the trust established in connection with the issuance of the BONUSES units, the Company has eight business trusts of which it owns all of the common securities: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, New York Community Capital Trust X, LIF Statutory Trust I, PennFed Capital Trust II, PennFed Capital Trust III, and New York Community Capital Trust XI (the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the table on the preceding page. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2009, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital. In the fourth quarter of 2009, the Company repurchased $7.5 million of New York Community Capital Trust XI, resulting in a $3.1 million pre-tax gain that was recorded in non-interest income.

Interest expense on junior subordinated debentures was $28.7 million, $35.1 million, and $40.3 million, respectively, for the years ended December 31, 2009, 2008, and 2007.

Senior Notes

On December 22, 2008, the Company (on a stand-alone basis) completed an offering of $90.0 million of 2.55% Fixed Rate Senior Notes, due June 22, 2012, at a price of 99.875%. Interest is payable semi-annually in arrears on June 22nd and December 22nd of each year, commencing on June 22, 2009. These notes are guaranteed by the FDIC (for an annual assessment rate of 100 basis points, which is included in interest expense over the life of the debt) under the Temporary Liquidity Guarantee Program (the “TLGP”) and are backed by the full faith and credit of the United States. These notes may not be redeemed prior to their stated maturity. The senior notes issued by the Company are its direct, unconditional, unsecured, and general obligation, and rank equally with all other senior unsecured indebtedness of the Company.

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

Interest expense on senior notes amounted to $24.1 million, $6.1 million, and $10.1 million in the years ended December 31, 2009, 2008, and 2007, respectively.

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

In the fourth quarter of 2009, RCCC repurchased 30 shares, or $3.0 million, of its previously issued Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, resulting in the Company recording a pre-tax gain of $300,000 in non-interest income. In the fourth quarter of 2008, RCCC repurchased 155 shares, or $15.5 million, of its previously issued Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $5.9 million in non-interest income for the three months ended December 31, 2008. In the first quarter of 2008, RCCC repurchased $8.0 million of its previously issued Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $926,000 in non-interest income for the three months ended March 31, 2008.

On October 27, 2003, Roslyn Real Estate Asset Corp. (“RREA”), a wholly-owned REIT of the Company that was acquired by the Company in its merger with Roslyn Bancorp, Inc. (“Roslyn”), completed the sale of $102.0 million of capital securities in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the 33 Act. The capital securities consisted of $12.5 million, or 125 shares, of RREA Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series C

Preferred Stock”) and $89.5 million, or 895 shares, of RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series D Preferred Stock”). Dividends on the RREA Series C Preferred Stock are payable quarterly at an annual rate of 8.95% of its stated value. The RREA Series C Preferred Stock may be redeemed by the Company on or after September 30, 2023. Dividends on the RREA Series D Preferred Stock were payable quarterly at an annual rate equal to 4.79% for the period from September 30, 2003 to, but excluding, December 31, 2003, and payable thereafter at an annual rate equal to LIBOR plus 3.65% of its stated value. The RREA Series D Preferred Stock may be redeemed by the Company on or after September 30, 2008. The dividend rate on the RREA Series D Preferred Stock resets quarterly.

In the fourth quarter of 2009, RREA repurchased 100 shares, or $10.0 million, of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, resulting in the Company recording a pre-tax gain of $963,000 in non-interest income. In the fourth quarter of 2008, RREA repurchased 267 shares, or $26.7 million, of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $10.1 million in non-interest income for the three months ended December 31, 2008. In the second quarter of 2008, RREA repurchased $11.5 million of its previously issued Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, and $32.5 million of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock. As a result, the Company recorded a pre-tax gain of $1.4 million in non-interest income in the second quarter of 2008.

Dividends on preferred stock of subsidiaries are reported as interest expense and amounted to $2.9 million, $9.2 million, and $15.1 million, respectively, for the years ended December 31, 2009, 2008, and 2007.

Shelf Registration Statement

On July 3, 2008, the Company filed a Shelf Registration Statement with the SEC (the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may periodically offer and sell an indeterminate number of the following securities, individually or in any combination, at indeterminate prices, aggregate initial offering prices, or principal amounts, as the case may be: debt securities, trust preferred securities, warrants to purchase other securities, depository shares, stock purchase contracts, stock purchase units, preferred stock, common stock, and units.

Under the Shelf Registration Statement, on November 12, 2008, the Company registered for issuance up to 13,720,518 shares of its common stock that are issuable upon the exercise of warrants constituting a part of the Company’s BONUSES units issued on November 4, 2002. On August 28, 2009, the Company completed a tender offer to BONUSES unit holders pursuant to which the number of outstanding BONUSES units was reduced, in turn reducing the number of shares of common stock issuable upon the exercise of warrants to 10,244,408 shares. Additionally, on December 11, 2009, the Company issued 60,000,000 shares of its common stock under the Shelf Registration Statement at an offering price of $13.00 per share, generating gross proceeds of $780,000,000, and on December 17, 2009, issued 9,000,000 shares of its common stock under the Shelf Registration Statement at an offering price of $13.00 per share, generating gross proceeds of $117,000,000.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset at December 31, 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Deferred Tax Assets:
Allowance for loan losses	$49,758	$37,373
Compensation and related benefit obligations	22,068	24,082
Acquisition accounting and fair value adjustments on securities (including OTTI)	34,342	68,431
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	—	16,454
Net operating loss and tax credit carry forwards	821	15,808
Acquisition accounting adjustments on borrowed funds	35,125	1,107
Restructuring and retirement of borrowed funds	50,781	—
Acquisition-related costs	1,771	2,293
Other	15,538	8,581

Gross deferred tax assets	210,204	174,129
Valuation allowance	—	(1,367)

Deferred tax asset after valuation allowance	210,204	172,762

Deferred Tax Liabilities:
Amortizable intangibles	(31,552)	(23,664)
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	(17,689)	—
Premises and equipment	(12,923)	(9,644)
Prepaid pension cost	(6,578)	(1,970)
Other	(13,692)	(2,738)

Gross deferred tax liabilities	(82,434)	(38,016)

Net deferred tax asset	$127,770	$134,746

The net deferred tax asset, which is included in “other assets” in the Consolidated Statements of Condition at December 31, 2009 and 2008, represents the anticipated federal, state, and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

A $1.4 million valuation allowance at December 31, 2008 that related to the potential utilization of New Jersey net operating losses and deductible temporary differences was no longer necessary at December 31, 2009. The recognition of taxable income subject to New Jersey tax in 2009 and the anticipated growth resulting from the AmTrust acquisition were factors in this determination. The Company has determined that at December 31, 2009, all deductible temporary differences are more likely than not to provide a benefit in reducing future federal, state and local tax liabilities, as applicable.

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007:

	December 31,
(in thousands)	2009	2008	2007
Federal – current	$193,108	$4,108	$94,784
State and local – current	16,028	3,987	9,985

Total current	209,136	8,095	104,769

Federal – deferred	(30,482)	(8,981)	26,757
State and local – deferred	15,849	(23,204)	(8,509)

Total deferred	(14,633)	(32,185)	18,248

Total income tax expense (benefit)	$194,503	$(24,090)	$123,017

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007:

	December 31,
(in thousands)	2009	2008	2007
Statutory federal income tax expense at 35%	$207,602	$18,828	$140,735
State and local income taxes, net of federal income tax effect	20,719	(12,490)	959
Effect of tax deductibility of ESOP	(5,666)	(4,942)	(3,778)
Non-taxable income and expense of BOLI	(9,592)	(12,371)	(9,150)
Federal tax credits	(6,048)	(6,015)	(5,766)
Repurchase of shares issued by subsidiaries	(442)	(6,756)	—
Adjustments relating to prior tax years	(13,160)	116	1,114
Other, net	1,090	(460)	(1,097)

Total income tax expense (benefit)	$194,503	$(24,090)	$123,017

FASB guidance prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Upon adoption of this guidance, only tax positions that meet a “more likely than not” threshold at the effective date may be recognized or may continue to be recognized. The Company’s adoption of this guidance on January 1, 2007 decreased its income tax liability for unrecognized tax benefits by $4.1 million through a $3.5 million reduction in goodwill and a $567,000 increase in retained earnings. After its adoption, the Company had $26.8 million of unrecognized gross tax benefits on January 1, 2007. As of December 31, 2009, the Company had $9.3 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts.

The total amount of net unrecognized tax benefits at December 31, 2009 that would affect the effective tax rate, if recognized, was $8.2 million. Effective January 1, 2009, any change to the balance of unrecognized tax benefits relating to the tax liabilities of pre-acquisition tax years of an acquired company is recognized as an adjustment to income tax expense rather than as an adjustment to goodwill attributed to the purchase.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2009, 2008 and 2007, the Company recognized income tax (benefit) expense attributed to interest and penalties of ($1.4 million), $200,000, and $1.0 million, respectively. Accrued interest and penalties on tax liabilities was $2.1 million at December 31, 2009 and $2.2 million at December 31, 2008.

The following table summarizes changes in the liability for unrecognized gross tax benefits:

	For the Years Ended December 31,
(in thousands)	2009	2008
Uncertain tax positions at beginning of year	$24,153	$24,704
Additions for tax positions relating to current-year operations	762	—
Additions for tax positions relating to prior tax years	778	518
Subtractions for tax positions relating to prior tax years	(13,509)	—
Reductions in balance due to settlements	(2,857)	(1,069)

Uncertain tax positions at end of year	$9,327	$24,153

The change in the balance of liabilities for uncertain tax positions primarily relates to the settlement of income tax audits during 2009.

The Company and its acquired companies have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings of the Company and certain acquired companies for the tax years 2006 through the present;

•	New York State tax filings of the Company for the tax years 2007 through the present;

•	New York City tax filings of the Company for the tax years 2005 through the present;

•	New Jersey tax filings of the Company and certain acquired companies for tax years 2006 through the present; and

•

Federal tax filings of the Company and certain acquired companies for tax years 1996, 2000, and 2001, which are otherwise closed to an assessment of tax, and remain subject to examination, with any tax adjustment limited to the denial of some or all of the amounts of tax refunds filed by the Company relating to such years.

It is reasonably possible that there will be developments within the next twelve months that will necessitate an adjustment to the balance of unrecognized tax benefits. The Company believes that the range of possible adjustments for each federal, state, and local tax position is not material.

As a savings institution, the Community Bank is subject to special provisions in the federal and New York tax laws regarding its tax bad debt reserves and, for New York purposes, its allowable tax bad debt deduction. At December 31, 2009, the Community Bank’s federal, New York State, and New York City tax bad debt base-year reserves were $61.5 million, $109.5 million, and $132.4 million, respectively. Related net deferred tax liabilities of $21.5 million, $4.9 million, and $1.7 million, respectively, have not been recognized since the Community Bank does not expect that these reserves will become taxable in the foreseeable future. At December 31, 2008, the Community Bank’s federal, New York State, and New York City tax bad debt base-year reserves were $61.5 million, $109.5 million, and $119.3 million, respectively. The related net deferred tax liabilities of $21.5 million, $4.9 million, and $1.6 million, respectively, were not recognized. Under the tax laws, events that would result in taxation of certain of these reserves include (1) redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company; and (2) failure of the Community Bank to maintain a specified qualifying assets ratio or to meet other thrift definition tests for New York tax purposes.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2009 and 2008, respectively, the Company had pledged mortgage-related securities held to maturity with carrying values of $2.5 billion and $3.1 billion. The Company also had pledged other securities held to maturity with carrying values of $1.6 billion and $1.4 billion at the corresponding dates. In addition, the Company had pledged available-for-sale mortgage-related securities and other securities with respective carrying values of $602.2 million and $302.0 million at December 31, 2009, and $811.2 million and $78.8 million at December 31, 2008. The pledged securities primarily serve as collateral for the Company’s repurchase agreements.

Loan Commitments and Letters of Credit

At December 31, 2009 and 2008, the Company had commitments to originate loans, including unadvanced lines of credit, of approximately $1.4 billion and $1.0 billion, respectively. The majority of the outstanding loan commitments at December 31, 2009 and 2008 had adjustable interest rates, and were expected to close within 90 days of the respective dates.

The following table sets forth the Company’s off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2009:

(in thousands)
Mortgage Loan Commitments:
Multi-family	$232,093
Commercial real estate	50,311
Acquisition, development, and construction	173,091
One- to four-family held for sale	474,411

Total mortgage loan commitments	$929,906
Other loan commitments	517,601

Total loan commitments	$1,447,507
Commercial, performance, and financial stand-by letters of credit	47,976

Total commitments	$1,495,483

Lease and License Commitments

At December 31, 2009, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2010	$27,889
2011	25,847
2012	23,902
2013	20,775
2014	18,061
2015 and thereafter	71,654

Total minimum future rentals	$188,128

The Company did not immediately acquire or lease the real estate, banking facilities, furniture, fixtures, or equipment of AmTrust as part of the Purchase and Assumption Agreement. However, the Community Bank has the option to purchase or lease these items from the FDIC. The terms of these options expire 170 days after December 4, 2009, unless extended by the FDIC. The minimum annual rental commitments for the AmTrust leases are included in the above table.

The rental expense under these leases is included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $26.3 million, $26.1 million, and $22.9 million in the years ended December 31, 2009, 2008, and 2007, respectively. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $2.6 million, $2.4 million, and $2.7 million in the corresponding periods. Minimum future rental income under non-cancelable sublease agreements aggregated $604,000 at December 31, 2009.

Financial Guarantees

The Company provides guarantees and indemnifications to its customers to enable them to complete a wide variety of business transactions and to enhance their credit standings. These guarantees are recorded at their respective fair values in “other liabilities” in the Consolidated Statements of Condition. The Company deems the fair value of the guarantees to equal the consideration received.

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2009:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$22,884	$336	$23,220	$23,220
Performance stand-by letters of credit	5,788	6,768	12,556	12,556
Commercial letters of credit	12,200	—	12,200	12,200
Loans with recourse	—	160	160	160

	$40,872	$7,264	$48,136	$48,136

The maximum potential amount of future payments represents the notional amounts that could be funded and lost under the guarantees and indemnifications if there were a total default by the guaranteed parties or indemnification provisions were triggered as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of performance, financial stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that the Company has sold or otherwise transferred to a third party. Also outstanding at December 31, 2009 were $194,000 of bankers’ acceptances.

In October 2007, Visa, U.S.A., a subsidiary of Visa, Inc. (“Visa”) completed a reorganization in contemplation of its initial public offering, which was subsequently completed in March 2008. As part of that reorganization, the Community Bank and the former Synergy Bank, along with many other banks across the nation, received shares of common stock of Visa. In accordance with GAAP, the Company did not recognize any value for this common stock ownership interest.

Visa claims that all Visa, U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa set aside a portion of the proceeds from its initial public offering in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and reduced the amount of shares allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Company established a $1.0 million liability in 2007 based on its best estimate of the combined membership interest of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved.

In connection with its initial public offering, Visa required the mandatory redemption of shares received by the member banks. Accordingly, the Company recorded a $1.1 million Visa-related gain in the first quarter of 2008. In addition, the Company reversed $500,000 of the $1.0 million Visa litigation charge that was recorded in the fourth quarter of 2007. The remaining $500,000 will be used to fund any future litigation relating to Visa. Depending on the outcome of the Covered Litigation, the Company could incur an increase or a reduction in the value of its membership interest in Visa, the amount of which is not expected to be material.

Derivative Financial Instruments

The Company uses various financial instruments, including derivatives, in connection with strategies to reduce price risk resulting from changes in interest rates. The Company’s derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments, swaps, and options, and relate to mortgage banking operations, MSRs, and other risk management activities. These derivatives seek to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. The Company held derivative financial instruments with notional values of $1.4 billion at December 31, 2009.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 11: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
(in thousands)	2009	2008
Balance at beginning of year	$2,436,401	$2,437,404
Acquisition accounting adjustments	—	(1,003)

Balance at end of year	$2,436,401	$2,436,401

CDI and Other Intangible Assets

As previously noted, the Company has CDI stemming from its various business combinations with other banks and thrifts. CDI is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2009, 2008, or 2007. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

The Company also had MSRs of $10.6 million at December 31, 2009. MSRs are included, together with other identifiable intangible assets, in “other assets” in the Consolidated Statements of Condition at December 31, 2009 and 2008. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized. Residential MSRs are carried at fair value with changes in fair value recorded as a component of non-interest income each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value, due to changes in valuation inputs and assumptions, of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced mortgage refinance activity.

Securitized MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and are amortized in proportion to, and over the period of, estimated net servicing income. MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. If it is determined that impairment exists, the resultant loss is charged against earnings.

The following table sets forth the changes in residential and securitized MSRs for the years ended December 31, 2009 and 2008:

(in thousands)	2009	2008
Carrying value, beginning of year	$3,568	$5,438
Additions recorded in loan securitizations	—	502
Additions recorded at fair value in the AmTrust acquisition	8,617	—
Impairment losses	—	(463)
Amortization	(1,603)	(1,909)

Carrying value, end of year	$10,582	$3,568

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s CDI and other intangible assets as of December 31, 2009:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$231,128	$(125,364)	$105,764
Mortgage servicing rights	19,795	(9,213)	10,582
Other identifiable intangible assets	1,325	(1,288)	37

Total	$252,248	$(135,865)	$116,383

For the year ended December 31, 2009, amortization expenses related to CDI and to other identifiable intangibles totaled $22.8 million and $88,000, respectively. The Company assessed the useful lives of its intangible assets at December 31, 2009 and deemed them to be appropriate. There were no impairment losses recorded for the years ended December 31, 2009, 2008, or 2007.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI, MSRs, and other identifiable intangible assets:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Other Identifiable Intangible Assets	Total
2010	$30,658	$773	$37	$31,468
2011	25,344	596	—	25,940
2012	19,038	403	—	19,441
2013	15,291	161	—	15,452
2014	7,922	32	—	7,954
2015 and thereafter	7,511	—	—	7,511

Total remaining intangible assets	$105,764	$1,965	$37	$107,766

NOTE 12: EMPLOYEE BENEFITS

Retirement Plans

On April 1, 2002, three separate pension plans for employees of the former Queens County Savings Bank, the former CFS Bank, and the former Richmond County Savings Bank were merged together and renamed the “New York Community Bancorp Retirement Plan” (the “New York Community Plan”). The pension plan for employees of the former Roslyn Savings Bank was merged into the New York Community Plan on September 30, 2004. The pension plan for employees of the former Atlantic Bank of New York (“Atlantic Bank”) was merged into the New York Community Plan on March 31, 2008. The New York Community Plan and the former Atlantic Bank Retirement Plan (collectively, the “Plans”) are presented on a consolidated basis for 2007 in the disclosures that follow, unless otherwise noted. The New York Community Plan covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements after the “freeze” date. In connection with the acquisition of Atlantic Bank, the Company froze the Atlantic Bank Retirement Plan (the “Atlantic Plan”) on April 28, 2006. All plans are subject to the provisions of ERISA.

The following tables set forth certain information regarding the New York Community Plan, based on the measurement date indicated:

(in thousands)	December 31, 2009	December 31, 2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$109,705	$106,000
Adjustment for measurement date change	—	1,604
Interest cost	6,444	6,414
Actuarial gain	1,365	4,158
Annuity payments	(5,743)	(7,088)
Settlements	(3,072)	(1,383)

Benefit obligation at end of year	$108,699	$109,705

Change in Plan Assets:
Fair value of assets at beginning of year	$117,847	$134,439
Actual return (loss) on plan assets	21,881	(47,281)
Contributions	—	39,160
Annuity payments	(5,743)	(7,088)
Settlements	(3,072)	(1,383)

Fair value of assets at end of year	$130,913	$117,847

Funded status (included in other assets)	$22,214	$8,142

Changes recognized in other comprehensive income for the year ended December 31:
Adjustment for measurement date change	$—	$(100)
Amortization of prior service cost	(202)	(202)
Amortization of actuarial gain	(6,983)	(196)
Net actuarial (gain) loss arising during the year	(10,213)	69,357

Total recognized in other comprehensive loss (income) for the year (pre-tax)	$(17,398)	$68,859

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$196	$398
Actuarial loss, net	61,970	79,166

Total accumulated other comprehensive loss (pre-tax)	$62,166	$79,564

In 2010, an estimated $5.1 million of unrecognized net actuarial loss and $196,000 of prior service cost for the defined benefit pension plan will be amortized from accumulated other comprehensive loss into net periodic benefit cost. The comparable amounts recognized as net periodic benefit cost in 2009 were $7.0 million and $202,000, respectively. The discount rates used to determine the benefit obligation at December 31, 2009 and 2008 were 5.8% and 6.1%, respectively.

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

The components of net periodic pension expense (credit) were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Components of Net Periodic Pension Expense (Credit):
Interest cost	$6,444	$6,414	$6,340
Expected return on plan assets	(10,303)	(14,845)	(10,323)
Amortization of prior service cost	202	202	202
Amortization of unrecognized actuarial loss	6,983	196	1,011

Net periodic pension expense (credit)	$3,326	$(8,033)	$(2,770)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2009	2008	2007
Discount rate	6.1%	6.3%	5.9%
Expected rate of return on plan assets	9.0	9.0	8.6

New York Community Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a private placement fund, and in the Company’s common stock. At December 31, 2009 and 2008, the amounts of New York Community Plan assets invested in the Company’s common stock were $17.1 million and $11.5 million, respectively. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”). The investment funds include a series of equity and bond mutual funds or commingled trust funds, each with its own investment objectives, strategies, and risks, as detailed in the Guidelines.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives. At December 31, 2009, 66% of the Plan assets were invested in equity securities (equity mutual funds) and 34% in debt securities (bond mutual funds).

In addition, significant consideration is paid to the Plan’s funding levels when determining the overall asset allocation. If the New York Community Plan is considered to be well funded, approximately 65% of its assets is allocated to equities and approximately 35% is allocated to fixed income. If the New York Community Plan does not satisfy the criteria for a well funded plan, approximately 50% of the Plan’s assets is allocated to equities and approximately 50% is allocated to fixed income. Asset rebalancing is scheduled when the investment mix varies more than 10% in either direction from the target (i.e., within a 20% range).

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

The following table presents information regarding investments held by the New York Community Plan as of December 31, 2009:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds – Equity:
Large-cap core(1)	$9,694	$9,694	$—	$—
Small-cap core(2)	10,900	10,900	—	—
Common/Collective Trusts – Equity:
Large-cap core(3)	10,602	—	10,602	—
Large-cap value(4)	5,416	—	5,416	—
Large-cap growth(5)	15,513	—	15,513	—
International core(6)	16,566	—	16,566	—
Common/Collective Trusts – Fixed Income:
Market duration fixed(7)	44,848	—	44,848	—
Equity Securities:
Company common stock	17,374	17,374	—	—

	$130,913	$37,968	$92,945	$—

(1)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(2)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around the Russell 1000 Index. The portfolio holds approximately 150 stocks.
(5)	This category consists of a portfolio of between 45 and 65 stocks that typically overweight technology and health care.
(6)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0%-35% invested in emerging markets securities.
(7)	This category consists of an index fund that tracks the Barclays U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed, and asset-backed securities.

Current Asset Allocation

The weighted average asset allocations for the New York Community Plan as of December 31, 2009 and 2008, were as follows:

	At December 31,
	2009	2008
Equity securities	66%	60%
Debt securities	34	40

Total	100%	100%

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

Expected Contributions

The Company currently does not expect to contribute to the New York Community Plan in 2010.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the New York Community Plan during the years indicated:

(in thousands)
2010	$7,076
2011	7,953
2012	7,212
2013	7,236
2014	7,313
2015-2019	35,651

Total	$72,441

Qualified Savings Plan

The Company maintains a defined contribution qualified savings plan (the “New York Community Bank Employee Savings Plan”) in which all full-time employees are able to participate after one year of service and having attained age 21. No matching contributions have been made by the Company to this plan since 1993.

Deferred Compensation Plan

The Company maintains an unfunded deferred compensation plan for former directors of the Company. The unfunded balances are reflected in “other liabilities” in the Company’s Consolidated Statements of Condition and amounted to $213,000 and $209,000 at December 31, 2009 and 2008, respectively.

Post-Retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance, to retired employees, depending on age and years of service at the time of retirement (the “Health & Welfare Plan”). The costs of such benefits are accrued during the years that an employee renders the necessary service.

The following tables set forth certain information regarding the Health & Welfare Plan based on the measurement dates indicated:

(in thousands)	December 31, 2009	December 31, 2008
Change in Benefit Obligation:
Benefit obligation at beginning of year	$16,501	$16,151
Service cost	4	8
Interest cost	910	936
Adjustment for measurement date change	—	235
Actuarial loss	139	2,367
Premiums/claims paid	(1,788)	(3,196)

Benefit obligation at end of year	$15,766	$16,501

Change in Plan Assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	1,788	3,196
Premiums/claims paid	(1,788)	(3,196)

Fair value of assets at end of year	$—	$—

Funded status (included in other liabilities)	$(15,766)	$(16,501)

Changes recognized in other comprehensive income for the year ended December 31:
Adjustment for measurement date change	$—	$28
Amortization of prior service cost	249	249
Amortization of actuarial gain	(303)	(137)
Net loss arising during the year	139	2,367

Total recognized in other comprehensive loss (income) for the year (pre-tax)	$85	$2,507

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(3,027)	$(3,277)
Actuarial loss (net)	5,626	5,791

Total accumulated other comprehensive loss (pre-tax)	$2,599	$2,514

At December 31, 2009 and 2008, the discount rates were 5.3% and 5.9%, respectively.

The estimated net actuarial loss (gain) and the prior service liability that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year amount to $313,000 and $249,000, respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Components of Net Periodic Benefit Cost:
Service cost	$4	$8	$9
Interest cost	910	936	1,139
Amortization of prior service cost	(249)	(249)	42
Amortization of unrecognized actuarial loss	303	137	117

Net periodic benefit cost	$968	$832	$1,307

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2009	2008	2007
Discount rate	5.9%	6.1%	5.9%
Current medical trend rate	9.0	7.8	9.0
Ultimate trend rate	5.0	3.8	3.8
Year when rate will reach ultimate	2013	2012	2012

Had the assumed medical trend rate at December 31, 2009 increased by 1% in each future year, the accumulated post-retirement benefit obligation at that date would have increased by $31,000; the aggregate of the benefits earned and the interest components of 2009 net post-retirement benefit cost would have increased by $1,000. Had the assumed medical trend rate decreased by 1% in each future year, the accumulated post-retirement benefit obligation at December 31, 2009 would have declined by $35,000; the aggregate of the benefits earned and the interest components of 2009 net post-retirement benefit cost would have declined by $1,000.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan will be used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.7 million to the Health & Welfare Plan to pay premiums and claims for the fiscal year ending December 31, 2010.

Expected Future Payments for Premiums and Claims

The following amounts are expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2010	$1,715
2011	1,726
2012	1,613
2013	1,411
2014	1,352
2015-2019	5,773

Total	$13,590

NOTE 13: STOCK-RELATED BENEFIT PLANS

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

The Community Bank is obligated to repay the loan by making periodic contributions. The obligation to make such contributions is reduced to the extent of any investment earnings realized on such contributions and any dividends paid on shares held in the unallocated ESOP share account. At December 31, 2009 and 2008, the loan had outstanding balances of $886,000 and $1.8 million, respectively.

As the loan is repaid, shares are released from a suspense account and allocated among participants on the basis of compensation, as described in the ESOP, in the year of allocation. The Community Bank made no contributions to the ESOP during 2009, 2008, or 2007. The dividends and investment income on ESOP shares that were used for debt service in 2009, 2008, and 2007 amounted to approximately $632,000, $1.0 million, and $1.5 million, respectively.

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

In 2009, 2008, and 2007, the Company allocated 332,055; 346,497; and 482,764 shares, respectively, to participants in the ESOP. At December 31, 2009, a total of 14,612,053 shares were held in the ESOP, including 299,248 shares with a market value of $4.3 million that were still available for future allocation. The Community Bank recognizes compensation expense for the ESOP based on the average market price of the Company’s common stock during the year in which the allocation is made. For the years ended December 31, 2009, 2008, and 2007, the Company recorded ESOP-related compensation expense of $3.8 million, $5.8 million, and $8.6 million, respectively. Included in the 2007 amount was a special merger-related ESOP allocation expense of $2.2 million.

Supplemental Executive Retirement Plan

In 1993, the Community Bank also established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. At both December 31, 2009 and 2008, the SERP maintained $3.1 million of trust-held assets, based upon the cost of said assets. Trust-held assets, consisting entirely of Company common stock, amounted to 1,114,983 and 1,018,939 shares at December 31, 2009 and 2008, respectively. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2009, 2008, or 2007.

Stock Incentive and Stock Option Plans

At December 31, 2009, the Company had 5,053,058 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. During 2009, 2008, and 2007, 1,352,000; 1,945,400; and 732,991 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with average fair values of $13.05, $14.32, and $17.69 per share on the respective grant dates. The shares of restricted stock that were granted in 2009 vest over a period of five years. Compensation cost related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $9.5 million, $7.9 million, and $3.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

A summary of activity with regard to restricted stock awards in the year ended December 31, 2009 is presented in the following table:

	For the Year Ended December 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,346,345	$14.95
Granted	1,352,000	13.05
Vested	(647,122)	15.73
Cancelled	(50,399)	13.48

Unvested at end of year	3,000,824	13.95

As of December 31, 2009, unrecognized compensation cost relating to unvested restricted stock totaled $36.2 million. This amount will be recognized over a remaining weighted average period of 3.9 years.

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

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during 2009, 2008, or 2007, the Company did not record any compensation and benefits expense relating to stock options during these years.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2009, 2008, and 2007, respectively, there were 13,037,564; 13,702,712; and 15,763,696 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,151 at December 31, 2009.

The status of the Stock Option Plans at December 31, 2009 and changes that occurred during the year ended at that date are summarized below:

	For the Year Ended December 31, 2009
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	13,702,712	$15.50
Exercised	(44,960)	6.54
Forfeited	(620,188)	14.95

Stock options outstanding, end of year	13,037,564	15.56
Options exercisable at year-end	13,037,564	15.56

The intrinsic value of stock options outstanding and exercisable at December 31, 2009 was $6.7 million. The intrinsic values of options exercised during the years ended December 31, 2009, 2008, and 2007 were $309,000, $14.1 million, and $9.1 million, respectively.

NOTE 14: FAIR VALUE MEASUREMENTS

In 2008, the FASB issued a standard that, among other things, defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2009 and 2008, and that were included in the Company’s Consolidated Statement of Condition at that date:

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-related Securities Available for Sale:
GSE certificates	$—	$271,808	$—	$—	$271,808
GSE CMOs	—	416,783	—	—	416,783
Private label CMOs	—	85,614	—	—	85,614

Total mortgage-related securities	—	774,205	—	—	774,205

Other Securities Available for Sale:
GSE debentures	—	30,190	—	—	30,190
Corporate bonds	—	4,901	—	—	4,901
U. S. Treasury obligations	606,451	—	—	—	606,451
State, county, and municipal	—	6,159	—	—	6,159
Capital trust notes	—	15,273	23,565	—	38,838
Preferred stock	—	13,567	7,667	—	21,234
Common stock	36,668	—	—	—	36,668

Total other securities	643,119	70,090	31,232	—	744,441

Total securities available for sale	$643,119	$844,295	$31,232	$—	$1,518,646

Other Assets:
Loans held for sale	$—	$351,322	$—	$—	$351,322
Mortgage servicing rights	—	—	8,617	—	8,617
Derivative assets	48	20,416	32	(2,243)	18,253

Liabilities:
Derivative liabilities	$(344)	$—	$—	$83	$(261)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

	Fair Value Measurements at December 31, 2008 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage-related Securities Available for Sale:
GSE certificates	$—	$185,292	$—	$185,292
GSE CMOs	—	528,962	—	528,962
Private label CMOs	—	119,430	—	119,430

Total mortgage-related securities	—	833,684	—	833,684

Other Securities Available for Sale:
GSE debentures	—	61,959	—	61,959
Corporate bonds	—	9,298	9,452	18,750
State, county, and municipal	—	6,141	—	6,141
Capital trust notes	—	24,728	5,138	29,866
Preferred stock	—	17,540	—	17,540
Common stock	42,562	—	—	42,562

Total other securities	42,562	119,666	14,590	176,818

Total securities available for sale	$42,562	$953,350	$14,590	$1,010,502

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

If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models incorporate transaction details such as maturity and cash flow assumptions. Securities valued in this manner would generally be classified within Level 2 of the valuation hierarchy and primarily include such instruments as mortgage-related securities and corporate debt.

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

MSRs do not trade in an active market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified as Level 3.

For interest rate lock commitments for residential mortgage loans that the Company intends to sell, the fair value is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loan’s expected settlement date, the value of MSRs arrived at by an independent mortgage servicing rights broker, government agency price adjustment factors, and historical interest rate lock commitment fall-out factors. Accordingly, such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at the reporting date.

Changes in Level 3 Fair Value Measurements

The tables below include a rollforward of the balance sheet amounts for the years ended December 31, 2009 and 2008 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy.

(in thousands)	Fair Value January 1, 2009	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Fair Value Dec. 31, 2009	Change in Unrealized Gains and (Losses) Related to Instruments Held at Dec. 31, 2009
		Income	Comprehensive Income
Available-for-Sale Debt Securities:
Capital securities and preferred stock	$14,590	$(4,420)	$11,792	$(766)	$10,036	$31,232	$12,790
Mortgage servicing rights	—	—	—	8,617	—	8,617	—
Derivatives, net	—	—	—	32	—	32	32

(in thousands)	Fair Value January 1, 2008	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net	Transfers in/out of Level 3	Fair Value Dec. 31, 2008	Change in Unrealized Gains and (Losses) Related to Instruments Held at Dec. 31, 2008
		Income	Comprehensive Income
Available-for-Sale Debt Securities:
Capital securities	$65,952	$(51,500)	$726	$(588)	$—	$14,590	$50,774

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2009 and 2008, and that were included in the Company’s Consolidated Statements of Condition at these dates:

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$4,729	$—	$4,729
Certain impaired loans	—	—	139,848	139,848

	$—	$4,729	$139,848	$144,577

	Fair Value Measurements at December 31, 2008 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$336	$—	$336
Certain impaired loans	—	—	16,050	16,050

	$—	$336	$16,050	$16,386

The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other Fair Value Disclosures

Certain FASB guidance requires the disclosure of fair value information about the Company’s on- and off-balance-sheet financial instruments. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of such instruments.

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008:

	December 31,
	2009		2008
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,670,857	$2,670,857	$203,216	$203,216
Securities held to maturity	4,223,597	4,249,662	4,890,991	4,827,801
Securities available for sale	1,518,646	1,518,646	1,010,502	1,010,502
FHLB stock	496,742	496,742	400,979	400,979
Loans, net	28,265,208	28,302,882	22,097,844	22,891,568
Mortgage servicing rights	10,582	10,582	3,568	3,568
Derivatives	18,253	18,253	—	—
Financial Liabilities:
Deposits	$22,316,411	$22,373,559	$14,375,648	$14,445,003
Borrowed funds	14,164,686	15,271,668	13,496,710	15,165,647
Derivatives	261	261	—	—

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

Securities Held to Maturity and Available for Sale

If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, pricing models also incorporate transaction details such as maturity and cash flow assumptions.

Federal Home Loan Bank Stock

The fair value of FHLB stock approximates the carrying amount, which is at cost.

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

The methods used to estimate the fair value of loans are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

Loans Held for Sale

Fair value is based on independent quoted market prices, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

Mortgage Servicing Rights

MSRs do not trade in an active market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions including estimates of prepayment speeds, discount rate, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

Derivative Financial Instruments

For exchange-traded futures and exchange-traded options, the fair value is based on observable quoted market prices in an active market. For forward commitments to buy and sell loans and mortgage-backed securities, the fair value is based on observable market prices for similar securities in an active market. For interest rate lock commitments for residential mortgage loans that the Company intends to sell, the fair value is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates, the value of MSRs arrived at by an independent MSR broker, government agency price adjustment factors, and historical interest rate lock commitment fall-out factors.

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

Borrowed Funds

The estimated fair value of borrowed funds is based either on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structure.

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2009 and 2008.

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments, swaps, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions.

The Company held derivatives with a notional amount of $1.4 billion not designated as hedges at December 31, 2009. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information concerning the Company’s derivative financial instruments at December 31, 2009:

	December 31, 2009
(in thousands)	Notional	Fair Value (1)
	Amount	Gain	Loss
Derivatives Not Designated as Hedges:
Mortgage banking:
Treasury options	$115,000	$48	$—
Eurodollar futures	300,000	—	261
Forward commitments to sell loans/mortgage-backed securities	552,000	15,741	—
Forward commitments to buy loans/mortgage-backed securities	50,000	1,831	—
Interest rate lock commitments	430,293	32	—

Total derivatives	$1,447,293	$17,652	$261

(1)	Derivatives in a net gain position are recorded as other assets and derivatives in a net loss position are recorded as other liabilities in the Consolidated Statements of Condition.

The Company uses various financial instruments, including derivatives, in connection with strategies to reduce price risk resulting from changes in interest rates. Derivative instruments may include interest rate lock commitments entered into with borrowers or correspondents/brokers to acquire conforming fixed and adjustable rate residential mortgage loans that will be held for sale. Other derivative instruments include Treasury options and Eurodollar futures. Gains or losses due to changes in the fair value of derivatives are recognized currently in earnings.

The Company enters into forward contracts to sell fixed rate mortgage-backed securities to protect against changes in the prices of conforming fixed rate loans held for sale. Forward contracts are entered into with securities dealers in an amount related to the portion of interest rate lock commitments that are expected to close. The value of these forward sales contracts moves inversely with the value of the loans in response to changes in interest rates.

To manage the price risk associated with fixed rate non-conforming mortgage loans, the Company generally enters into forward contracts on mortgage-backed securities or forward commitments to sell loans to approved investors. Short positions in Eurodollar futures contracts are used to manage price risk on adjustable rate mortgage loans held for sale.

The Company also purchases put and call options to manage the risk associated with variations in the amount of interest rate lock commitments that ultimately close.

In addition, the Company manages a portion of the risk associated with changes in the value of MSRs intended for sale. The general strategy for hedging the value of servicing assets is to purchase hedge instruments that gain value when interest rates fall, thereby offsetting the corresponding decline in the value of the MSRs. The Company purchases call options on Treasury futures and enters into forward contracts to purchase fixed rate mortgage-backed securities to offset the risk of declines in the value of MSRs.

The following table sets forth the effect of derivative instruments on the Consolidated Statement of Income for the period from December 4, 2009 (the date of the AmTrust acquisition) through December 31, 2009:

(in thousands)	Gain (Loss) Recognized in Non-Interest Income
Mortgage Banking:
Treasury options	$(77)
Eurodollar futures	186
Forward commitments to buy/sell loans/mortgage-backed securities	16,224
Other Management Activities:
Interest rate swaps	1,221

Total	$17,554

NOTE 16: RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Banking Department if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal, state, and local taxes. In 2009, the Banks together paid dividends of $300.0 million to the Parent Company; at December 31, 2009, the Banks together could have paid additional dividends of $258.9 million to the Parent Company without regulatory approval.

NOTE 17: PARENT COMPANY ONLY FINANCIAL INFORMATION

Following are the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2009	2008
ASSETS:
Cash and cash equivalents	$167,828	$129,306
Securities held to maturity	—	10,000
Securities available for sale	6,901	9,568
Investments in subsidiaries	5,674,751	4,581,446
Receivable from subsidiaries	3,619	2,848
Other assets	55,518	86,618

Total assets	$5,908,617	$4,819,786

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Senior notes	$89,919	$89,888
Junior subordinated debentures	427,371	484,216
Other liabilities	24,425	26,436

Total liabilities	541,715	600,540

Stockholders’ equity	5,366,902	4,219,246

Total liabilities and stockholders’ equity	$5,908,617	$4,819,786

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2009	2008	2007
Interest income	$1,837	$4,566	$6,911
Dividends received from subsidiaries	300,000	100,000	200,000
Loss on OTTI of securities	(13,200)	(35,332)	—
Gain on sale of securities	—	—	1,220
Gain (loss) on debt repurchases	8,792	—	(1,848)
Other income	881	1,104	1,415

Gross income	298,310	70,338	207,698
Operating expenses	41,134	53,297	60,633

Income before income tax benefit and equity in undistributed earnings of subsidiaries	257,176	17,041	147,065
Income tax benefit	(20,511)	(47,607)	(22,373)

Income before equity in undistributed earnings of subsidiaries	277,687	64,648	169,438
Equity in undistributed earnings of subsidiaries	120,959	13,236	109,644

Net income	$398,646	$77,884	$279,082

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$398,646	$77,884	$279,082
Change in other assets	30,567	(61,386)	20,423
Change in other liabilities	(2,038)	19,725	(47,087)
Net gain on sale of securities	—	—	(1,220)
Gain on debt repurchases	(8,792)	—	—
Loss on OTTI of securities	13,200	35,332	—
Other, net	8,640	6,998	1,350
Equity in undistributed earnings of subsidiaries	(120,959)	(13,236)	(109,644)

Net cash provided by operating activities	319,264	65,317	142,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	—	(29,158)
Proceeds from sale and repayment of securities	781	3,106	12,556
(Investments in) payments from subsidiaries, net	(937,771)	(76,971)	44,551
Net cash acquired in business combinations	—	—	2,698

Net cash (used in) provided by investing activities	(936,990)	(73,865)	30,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,012,148	339,153	—
Treasury stock purchases	(1,311)	(2,208)	(168)
Cash dividends paid on common stock	(347,554)	(333,509)	(310,205)
Net cash received from exercise of stock options	465	15,041	44,064
Net cash received from exercise of warrants	—	73	—
Repurchase of junior subordinated debentures	(7,500)	—	(83,123)
Issuance of junior subordinated debentures	—	—	82,475
Issuance of senior notes	—	89,888	—
Repayment of senior notes	—	(75,000)	(115,000)
Cash-in-lieu of fractional shares	—	—	(7)

Net cash provided by (used in) financing activities	656,248	33,438	(381,964)

Net increase (decrease) in cash and cash equivalents	38,522	24,890	(208,413)

Cash and cash equivalents at beginning of year	129,306	104,416	312,829

Cash and cash equivalents at end of year	$167,828	$129,306	$104,416

NOTE 18: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board of Governors (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC.

The following tables present the regulatory capital ratios for the Company at December 31, 2009 and 2008, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

At December 31, 2009			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,373,258	10.03%	$3,373,258	14.48%	$3,500,748	15.03%
Minimum for capital adequacy purposes	1,345,346	4.00	931,900	4.00	1,863,801	8.00

Excess	$2,027,912	6.03%	$2,441,358	10.48%	$1,636,947	7.03%

At December 31, 2008			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,336,142	7.84%	$2,336,142	11.49%	$2,430,510	11.96%
Minimum for capital adequacy purposes	1,192,108	4.00	813,069	4.00	1,626,138	8.00

Excess	$1,144,034	3.84%	$1,523,073	7.49%	$804,372	3.96%

In December 2009, the Company issued 69,000,000 shares of common stock in an offering that generated gross proceeds of $897.0 million and net proceeds (i.e., after issuance costs) of $864.9 million. These shares were issued in connection with the AmTrust acquisition on December 4, 2009 and the proceeds were used for general corporate purposes.

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

The Banks are subject to regulation, examination, and supervision by the New York State Banking Department and the FDIC (the “Regulators”). The Banks are also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premium assessments. Capital amounts and classification are also subject to the Regulators’ qualitative judgments about components of capital and risk weightings, among other factors.

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2009, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2009, the most recent notifications from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2009 and 2008 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

At December 31, 2009			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,998,757	9.47%	$2,998,757	13.77%	$3,113,792	14.29%
Minimum for capital adequacy purposes	1,266,987	4.00	871,308	4.00	1,742,615	8.00

Excess	$1,731,770	5.47%	$2,127,449	9.77%	$1,371,177	6.29%

At December 31, 2008			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$1,982,876	7.13%	$1,982,876	10.65%	$2,067,985	11.10%
Minimum for capital adequacy purposes	1,112,965	4.00	744,902	4.00	1,489,804	8.00

Excess	$869,911	3.13%	$1,237,974	6.65%	$578,181	3.10%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2009 and 2008 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

At December 31, 2009			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$275,432	11.39%	$275,432	13.82%	$288,504	14.48%
Minimum for capital adequacy purposes	96,743	4.00	79,712	4.00	159,423	8.00

Excess	$178,689	7.39%	$195,720	9.82%	$129,081	6.48%

At December 31, 2008			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$253,797	10.33%	$253,797	12.77%	$263,083	13.23%
Minimum for capital adequacy purposes	98,298	4.00	79,521	4.00	159,042	8.00

Excess	$155,499	6.33%	$174,276	8.77%	$104,041	5.23%

NOTE 19: SUBSEQUENT EVENTS

The Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued (March 1, 2010). The Company has determined that there are no such subsequent events.

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

The Company acquired certain assets and assumed certain liabilities of AmTrust Bank on December 4, 2009. The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, excludes the internal control over financial reporting associated with total acquired assets of approximately $11.0 billion and net interest income associated with the acquired assets and assumed liabilities of approximately $22.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2009.

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2009 is effective using these criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009, as stated in their report, included in Item 8 on page 91, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2010 (hereafter referred to as our “2010 Proxy Statement”), under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2010 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,037,564	$15.56	5,064,209
Equity compensation plans not approved by security holders	—	—	—
Total	13,037,564	$15.56	5,064,209

Information regarding security ownership of certain beneficial owners and management appears in our 2010 Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2010 Proxy Statement, under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services appears in our 2010 Proxy Statement, under the caption “Audit and Non-audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2009 and 2008;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2009;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2009;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.

2.1	Stock Purchase Agreement between New York Community Bancorp, Inc. and NBG International Holdings B.V., dated as of October 10, 2005(1)

2.2	Unconditional Guaranty Agreement between New York Community Bancorp, Inc. and the National Bank of Greece, dated as of October 10, 2005(1)

2.3	Purchase and Assumption Agreement - Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of AmTrust Bank, Cleveland, Ohio, the Federal Deposit Insurance Corporation, and New York Community Bank, dated as of December 4, 2009 (19)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation(3)

3.3	Amended and Restated Bylaws(4)

4.1	Specimen Stock Certificate(5)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

4.3	Equity Appreciation Instrument, dated December 4, 2009 (19)

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto(6)

10.2	Retirement Agreement between New York Community Bancorp, Inc. and Michael F. Manzulli(7)

10.3	Retirement Agreement between New York Community Bancorp, Inc. and James J. O’Donovan (7)

10.4	Synergy Financial Group, Inc. 2003 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(8)

10.5	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(8)

10.6	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers(9)

10.7	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan(10)

10.8	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan for Outside Directors (10)

10.9	Form of Queens County Savings Bank Employee Severance Compensation Plan(9)

10.10	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (9)

10.11	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust(9)

10.12	Incentive Savings Plan of Queens County Savings Bank(11)

10.13	Retirement Plan of Queens County Savings Bank(9)

10.14	Supplemental Benefit Plan of Queens County Savings Bank(12)

10.15	Excess Retirement Benefits Plan of Queens County Savings Bank(9)

10.16	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan(9)

10.17	New York Community Bancorp, Inc. 1997 Stock Option Plan(13)

10.18	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan(14)

10.19	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan(15)

10.20	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan(15)

10.21	Long Island Financial Corp. 1998 Stock Option Plan, as amended(16)

10.22	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated(15)

10.23	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated(17)

10.24	Haven Bancorp, Inc. 1996 Stock Option Plan, as amended and restated(17)

10.25	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated(17)

10.26	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.) (14)

10.27	Richmond County Financial Corp. Stock Compensation Plan(14)

10.28	New York Community Bancorp, Inc. Management Incentive Compensation Plan(18)

10.29	New York Community Bancorp, Inc. 2006 Stock Incentive Plan(18)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 2, 2009 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on October 14, 2005
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(4)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-31565)
(8)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on June 23, 2007, Registration No. 333-135279
(9)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(10)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(11)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated herein by reference into this document from the Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibits filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(14)	Incorporated herein by reference into this document from the Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(15)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(16)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(17)	Incorporated by reference into this document from the Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998
(18)	Incorporated by reference into this document from the Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(19)	Incorporated by reference into this document from Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on December 7, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2010	New York Community Bancorp, Inc.
(Registrant)

/S/ JOSEPH R. FICALORA
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JOSEPH R. FICALORA	3/1/10	/S/ THOMAS R. CANGEMI	3/1/10
Joseph R. Ficalora		Thomas R. Cangemi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)		Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JOHN J. PINTO	3/1/10	/S/ DONALD M. BLAKE	3/1/10
John J. Pinto		Donald M. Blake
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)		Director

/S/ DOMINICK CIAMPA	3/1/10	/S/ MAUREEN E. CLANCY	3/1/10
Dominick Ciampa		Maureen E. Clancy
Director		Director

/S/ HANIF W. DAHYA	3/1/10	/S/ ROBERT S. FARRELL	3/1/10
Hanif W. Dahya		Robert S. Farrell
Director		Director

/S/ WILLIAM C. FREDERICK, M.D.	3/1/10	/S/ MAX L. KUPFERBERG	3/1/10
William C. Frederick, M.D.		Max L. Kupferberg
Director		Director

/S/ MICHAEL J. LEVINE	3/1/10	/S/ HON. GUY V. MOLINARI	3/1/10
Michael J. Levine		Hon. Guy V. Molinari
Director		Director

/S/ JAMES J. O’DONOVAN	3/1/10	/S/ JOHN M. TSIMBINOS	3/1/10
James J. O’Donovan		John M. Tsimbinos
Director		Director

/S/ SPIROS J. VOUTSINAS	3/1/10	/S/ ROBERT WANN	3/1/10
Spiros J. Voutsinas		Robert Wann
Director		Senior Executive Vice President, Chief Operating Officer, and Director