Form 10-Q
period 2010-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2010-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

435,452,463

Number of shares of common stock outstanding at May 3, 2010

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2010

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Cash and cash equivalents	$2,547,889	$2,670,857
Securities available for sale:
Mortgage-related ($609,519 and $602,233 pledged, respectively)	679,912	774,205
Other securities ($316,411 and $302,022 pledged, respectively)	424,384	744,441

Total available-for-sale securities	1,104,296	1,518,646

Securities held to maturity:
Mortgage-related ($2,181,431 and $2,459,161 pledged, respectively) (fair value of $2,268,566 and $2,551,608, respectively)	2,187,537	2,465,956
Other securities ($1,770,266 and $1,564,585 pledged, respectively) (fair value of $2,242,142 and $1,698,054, respectively)	2,257,643	1,757,641

Total held-to-maturity securities	4,445,180	4,223,597

Total securities	5,549,476	5,742,243
Loans held for sale	764,358	—
Non-covered loans held for investment, net of deferred loan fees and costs	23,417,756	23,376,599
Less: Allowance for loan losses	(137,443)	(127,491)

Non-covered loans held for investment, net	23,280,313	23,249,108
Covered loans (includes $351.3 million of loans held for sale at December 31, 2009)	4,759,139	5,016,100

Total loans, net	28,803,810	28,265,208
Federal Home Loan Bank (“FHLB”) stock, at cost	444,118	496,742
Premises and equipment, net	202,514	205,165
FDIC loss share receivable	796,841	743,276
Goodwill	2,436,401	2,436,401
Core deposit intangibles, net	101,108	105,764
Bank-owned life insurance	722,171	715,962
Other assets (includes $44.6 million of other real estate owned (“OREO”) covered by FDIC loss sharing agreements at March 31, 2010)	826,409	772,251

Total assets	$42,430,737	$42,153,869

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$7,966,846	$7,706,288
Savings accounts	3,873,954	3,788,294
Certificates of deposit	9,185,762	9,053,891
Non-interest-bearing accounts	1,704,659	1,767,938

Total deposits	22,731,221	22,316,411

Borrowed funds:
FHLB advances	8,670,024	8,955,769
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	12,795,024	13,080,769
Junior subordinated debentures	427,251	427,371
Other borrowings	653,575	656,546

Total borrowed funds	13,875,850	14,164,686
Other liabilities	410,205	305,870

Total liabilities	37,017,276	36,786,967

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 435,441,094 and 433,197,332 shares issued, respectively; 435,441,094 and 433,197,332 shares outstanding, respectively)	4,354	4,332
Paid-in capital in excess of par	5,272,490	5,238,231
Retained earnings	191,185	175,193
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(716)	(951)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities and the non-credit portion of other-than-temporary impairment (“OTTI”) losses, net of tax	(11,232)	(6,274)
Net unrealized loss on securities transferred from available for sale to held to maturity, net of tax	(3,752)	(3,927)
Net unrealized loss on pension and post-retirement obligations, net of tax	(38,868)	(39,702)

Total accumulated other comprehensive loss, net of tax	(53,852)	(49,903)

Total stockholders’ equity	5,413,461	5,366,902

Total liabilities and stockholders’ equity	$42,430,737	$42,153,869

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Interest Income:
Mortgage and other loans	$413,675	$321,717
Securities and money market investments	68,703	78,389

Total interest income	482,378	400,106

Interest Expense:
NOW and money market accounts	16,431	7,563
Savings accounts	5,745	4,216
Certificates of deposit	37,553	52,723
Borrowed funds	128,065	128,689

Total interest expense	187,794	193,191

Net interest income	294,584	206,915
Provision for loan losses	20,000	6,000

Net interest income after provision for loan losses	274,584	200,915

Non-Interest Income:
Total loss on OTTI of securities	(13,185)	—
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	12,462	—

Net loss on OTTI recognized in earnings	(723)	—
Fee income	13,965	9,291
Bank-owned life insurance	7,401	6,840
Net loss on sale of securities	(8)	—
Gain on debt repurchase	293	—
Other	34,116	6,045

Total non-interest income	55,044	22,176

Non-Interest Expense:
Operating expenses:
Compensation and benefits	66,900	42,422
Occupancy and equipment	21,665	18,736
General and administrative	40,290	22,753

Total operating expenses	128,855	83,911
Amortization of core deposit intangibles	7,892	5,687

Total non-interest expense	136,747	89,598

Income before income taxes	192,881	133,493
Income tax expense	68,732	44,804

Net Income	$124,149	$88,689

Other comprehensive income, net of tax:
Change in net unrealized (loss) gain on securities and non-credit portion of OTTI for the period	(4,783)	8,030
Change in pension and post-retirement obligations	834	1,203

Total comprehensive income, net of tax	$120,200	$97,922

Basic earnings per share	$0.29	$0.26

Diluted earnings per share	$0.29	$0.26

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2010
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,332
Shares issued for restricted stock awards (353,944 shares)	4
Shares issued for stock options exercised (123,336 shares)	1
Shares issued in connection with the direct stock purchase feature of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) (1,766,482 shares)	17

Balance at end of period	4,354

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,238,231
Allocation of ESOP stock	920
Shares issued for restricted stock awards, net of forfeitures	(666)
Compensation expense related to restricted stock awards	2,902
Exercise of stock options	1,528
Tax effect of stock plans	657
Shares issued in connection with the direct stock purchase feature of the DRP	28,918

Balance at end of period	5,272,490

Retained Earnings:
Balance at beginning of year	175,193
Net income	124,149
Dividends paid on common stock ($0.25 per share)	(108,157)

Balance at end of period	191,185

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (116,066 shares)	(1,706)
Exercise of stock options (70,510 shares)	1,044
Shares issued for restricted stock awards (45,556 shares)	662

Balance at end of period	—

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(951)
Earned portion of ESOP	235

Balance at end of period	(716)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(49,903)
Change in net unrealized gain on securities available for sale, net of tax of $1,408	2,219
Non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $4,838	(7,624)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $111	175
Change in pension and post-retirement obligations, net of tax of $529	834
Reclassification adjustment for loss on sale and OTTI of securities, net of tax of $284	447

Balance at end of period	(53,852)

Total stockholders’ equity at end of period	$5,413,461

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$124,149	$88,689
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	20,000	6,000
Depreciation and amortization	4,935	5,024
Amortization of premiums (accretion of discounts), net	1,881	(532)
Net change in net deferred loan origination costs and fees	1,846	(322)
Amortization of core deposit intangibles	7,892	5,687
Net loss on sale of securities	8	—
Net gain on sale of loans	(7,558)	(108)
Stock plan-related compensation	4,057	3,485
Loss on OTTI of securities recognized in earnings	723	—
Changes in assets and liabilities:
Decrease (increase) in deferred tax asset, net	1,235	(2,879)
Increase in other assets	(22,767)	(15,602)
Increase (decrease) in other liabilities	98,575	(165,410)
Origination of loans held for sale	(1,349,160)	(17,661)
Proceeds from sale of loans originated for sale	911,038	15,446

Net cash used in operating activities	(203,146)	(78,183)

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	332,077	929,929
Proceeds from repayment of securities available for sale	420,315	52,966
Proceeds from sale of securities available for sale	660	—
Purchase of securities held to maturity	(565,524)	(822,245)
Net redemption (purchase) of FHLB stock	56,211	(15,745)
Net decrease (increase) in loans	84,698	(103,622)
Purchase of premises and equipment, net	(2,284)	(657)
Net cash acquired in business combinations	140,895	—

Net cash provided by investing activities	467,048	40,626

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	24,168	(123,384)
Net increase in short-term borrowed funds	—	159,900
Net (decrease) increase in long-term borrowed funds	(333,340)	49,897
Tax effect of stock plans	657	1,887
Cash dividends paid on common stock	(108,157)	(86,079)
Treasury stock purchases	(1,706)	(624)
Net cash received from stock option exercises	2,573	25
Proceeds from issuance of common stock, net	28,935	—

Net cash (used in) provided by financing activities	(386,870)	1,622

Net decrease in cash and cash equivalents	(122,968)	(35,935)
Cash and cash equivalents at beginning of period	2,670,857	203,216

Cash and cash equivalents at end of period	$2,547,889	$167,281

Supplemental information:
Cash paid for interest	$203,198	$190,489
Cash paid for income taxes	18,819	66,053
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	1,634	561

Note: Excluding the CDI and the FDIC loss share receivable, the fair values of non-cash assets acquired and of liabilities assumed in the acquisition of Desert Hills Bank on March 26, 2010 were $254.1 million and $442.3 million, respectively.

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two bank subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The unaudited consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior-period consolidated financial statements to conform to the current-period presentation.

Note 2: Business Combinations

AmTrust Bank

On December 4, 2009, the Community Bank acquired certain assets and assumed certain liabilities of AmTrust Bank (“AmTrust”) from the FDIC in an FDIC-assisted transaction (the “AmTrust acquisition”). Headquartered in Cleveland, Ohio, AmTrust was a savings bank that operated 29 branches in Ohio, 25 branches in Florida, and 12 branches in Arizona.

The purpose of the AmTrust acquisition was to expand the Company’s footprint into new markets, and to enhance its funding mix with the acquisition of low-cost core deposits.

As part of the Purchase and Assumption Agreement entered into by the Community Bank with the FDIC, the Community Bank entered into loss sharing agreements, in accordance with which the FDIC will cover a substantial portion of any future losses on the acquired loans. The acquired loans that are subject to the loss sharing agreements are collectively referred to as “covered loans.” Under the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Community Bank for 80% of losses up to $907.0 million and 95% of losses in excess of $907.0 million with respect to the covered loans.

In addition, the Community Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Community Bank 80% reimbursement, and for 95% of recoveries with respect to losses for which the FDIC paid the Community Bank 95% reimbursement under the loss sharing agreements. The expected net reimbursements under the loss sharing agreements were recorded as an indemnification asset (an “FDIC loss share receivable”) at an estimated fair value of $740.0 million on the acquisition date. The loss sharing agreements are subject to the Company following certain servicing procedures, as specified in the loss sharing agreements with the FDIC.

Furthermore, the Community Bank has agreed to pay to the FDIC, on January 18, 2020 (the “True-Up Measurement Date”), half of the amount, if positive, calculated as (1) $181,400,000 minus (2) the sum of (a) 25%

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on the closing with the FDIC as of December 4, 2009, the Community Bank (a) acquired $5.0 billion in loans, $760.0 million in investment securities, $4.0 billion in cash and cash equivalents (including $3.2 billion due from, and subsequently paid by, the FDIC), and $1.2 billion in other assets; and (b) assumed $8.2 billion in deposits, $2.6 billion in borrowings, and $92.5 million in other liabilities.

The Company has determined that the AmTrust acquisition constitutes a business combination as defined by Codification Topic 805, “Business Combinations.” Codification Topic 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Accordingly, the acquired assets, including the FDIC loss share receivable (which is accounted for as an indemnification asset under Codification Topic 805) and identifiable intangible assets, and the liabilities assumed in the AmTrust acquisition, were measured and recorded at estimated fair value as of the December 4, 2009 acquisition date.

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

The net after-tax gain represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. As indicated in the preceding table, net liabilities of $2.8 billion (i.e., the cost basis) were transferred to the Company in the AmTrust acquisition, and the FDIC made cash payments to the Company totaling $3.2 billion.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the assets acquired and liabilities assumed, at fair value, in the AmTrust acquisition:

(in thousands)	December 4, 2009
Assets
Cash and cash equivalents	$4,021,454
Securities available for sale:
Mortgage-related securities	121,846
Other securities	638,170

Total securities	760,016
Loans covered by loss sharing agreements:
One- to four-family mortgage loans	4,701,591
Home equity lines of credit (“HELOCs”) and consumer loans	314,412

Total loans covered by loss sharing agreements	5,016,003
FDIC loss share receivable	740,000
FHLB-Cincinnati stock	110,592
Core deposit intangible	40,797
Other assets	275,827

Total assets acquired	$10,964,689

Liabilities
Deposits:
NOW and money market accounts	$2,861,172
Savings accounts	878,365
Certificates of deposit	3,853,929
Non-interest-bearing accounts	613,678

Total deposits	8,207,144
Borrowed funds:
FHLB advances	2,119,632
Repurchase agreements	461,180

Total borrowed funds	2,580,812
Other liabilities	92,536

Total liabilities assumed	$10,880,492

Net assets acquired	$84,197

In addition, as part of the consideration for the transaction, the Company issued an equity appreciation instrument to the FDIC. Under the terms of the equity appreciation instrument, the FDIC had the opportunity to obtain, at the sole option of the Company, a cash payment or shares of its common stock with a value equal to the product of (a) $25 million and (b) the amount by which the average of the volume weighted average price of its common stock for each of the two New York Stock Exchange trading days immediately prior to the exercise of the equity appreciation instrument exceeded $12.33. The equity appreciation instrument was exercisable by the FDIC from December 9, 2009 through December 23, 2009 and was valued at $8.3 million when issued. The FDIC exercised the equity appreciation instrument, which was settled in cash for $23.3 million by the Company.

In December 2009, the Company extinguished the acquired repurchase agreements with a cash payment of $461.2 million.

Desert Hills Bank

On March 26, 2010, the Community Bank acquired certain assets and assumed certain liabilities of Desert Hills Bank (“Desert Hills”) from the FDIC in an FDIC-assisted transaction (the “Desert Hills acquisition”). Headquartered in Phoenix, Arizona, Desert Hills operated six branch locations in Arizona.

The purpose of the Desert Hills acquisition was to strengthen the Company’s franchise in Arizona and to enhance its funding mix with the acquisition of low-cost core deposits.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Purchase and Assumption Agreement entered into by the Community Bank with the FDIC, the Community Bank entered into loss sharing agreements in accordance with which the FDIC will cover a substantial portion of any future losses on loans and other real estate owned (“OREO”). The acquired loans that are subject to the loss sharing agreements are collectively referred to as “covered loans” and the acquired OREO that is subject to the loss sharing agreements is collectively referred to as “covered OREO.” The loans and OREO acquired in the Desert Hills acquisition are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Community Bank for 80% of losses of up to $101.4 million and 95% of losses in excess of $101.4 million with respect to the covered assets.

In addition, the Community Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Community Bank 80% reimbursement, and for 95% of recoveries with respect to losses for which the FDIC paid the Community Bank 95% reimbursement under the loss sharing agreements. The expected net reimbursements under the loss sharing agreements were recorded as an indemnification asset (an FDIC loss share receivable) at an estimated fair value of $44.0 million on the acquisition date. The loss sharing agreements are subject to the Company following certain servicing procedures, as specified in the loss sharing agreements with the FDIC.

Furthermore, the Community Bank has agreed to pay to the FDIC, on May 6, 2020 (the “True-Up Measurement Date”), half of the amount, if positive, calculated as (1) $20,282,800 minus (2) the sum of (a) 25% of the asset discount bid made in connection with the Desert Hills acquisition; (b) 25% of the Cumulative Shared-Loss Payments (as defined below); and (c) the sum of the period servicing amounts for every consecutive twelve-month period prior to, and ending on, the True-Up Measurement Date in respect of each of the shared loss agreements during which the applicable shared loss agreement is in effect (with such period servicing amounts to equal, for any twelve-month period with respect to which each of the shared loss agreements during which such shared loss agreement is in effect, the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period and 1%). For the purposes of the above calculation, Cumulative Shared-Loss Payments means (i) the aggregate of all of the payments made or payable to the Community Bank under the shared-loss agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the shared-loss agreements.

The above reimbursable losses and recoveries are based on the book value of the relevant assets as determined by the FDIC as of the effective date of the Desert Hills acquisition. The amount that the Community Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the assets in future periods.

The Company has determined that the Desert Hills acquisition constitutes a business combination as defined by Codification Topic 805. Accordingly, the acquired assets, including the FDIC loss share receivable (which is accounted for as an indemnification asset under Codification Topic 805) and identifiable intangible assets, and the liabilities assumed in the Desert Hills acquisition, were measured and recorded at estimated fair value as of the March 26, 2010 acquisition date.

Although the Community Bank did not immediately acquire or lease the real estate, banking facilities, furniture, fixtures, or equipment of Desert Hills as part of the Purchase and Assumption Agreement, it has the option to purchase or lease these items from the FDIC. The terms of these options expire 90 days after March 26, 2010, unless extended by the FDIC. Acquisition costs will be based on current appraisals and determined at a later date.

Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. The Community Bank acquired assets at value including $140.9 million in cash and cash equivalents (inclusive of $86.8 million received from the FDIC), loans of $199.5 million, OREO of $44.6 million, and securities of $5.2 million. The Community Bank also assumed, at fair value, $390.6 million in deposits and $44.5 million in FHLB-San Francisco advances. These advances were extinguished by the Community Bank in March with a cash payment of $44.5 million on March 29, 2010. Because of the short time period between the March 26, 2010 closing of the transaction and the end of the Company’s fiscal quarter on March 31, 2010, the Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary. They are also subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The Community Bank and the FDIC are engaged in ongoing discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Community Bank and/or the purchase price.

Fair Value of Assets Acquired and Liabilities Assumed

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, reflecting assumptions that a market participant would use when pricing an asset or liability. In some cases, the estimation of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the AmTrust and Desert Hills acquisitions.

Cash and Cash Equivalents

With respect to the AmTrust acquisition, included in cash and cash equivalents at December 4, 2009 were cash and due from banks of $394.1 million, federal funds sold of $415.0 million, and $3.2 billion due from the FDIC. Cash payments of $3.0 billion and $186.0 million were subsequently made by the FDIC to the Community Bank on December 7 and December 30, 2009, respectively. With respect to the Desert Hills acquisition, included in the $140.9 million of cash and cash equivalents acquired on March 26, 2010 was $86.8 million due from the FDIC. A cash payment of $86.8 million was subsequently made by the FDIC to the Community Bank on March 29, 2010.

The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment Securities and FHLB Stock

Quoted market prices for the securities acquired were used to determine their fair values. If quoted market prices were not available for a specific security, then quoted prices for similar securities in active markets were used to estimate the fair value.

The fair value of FHLB stock approximates the redemption amount.

Loans

The acquired loan portfolios are segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages, HELOCs, commercial and industrial, or consumer), borrower type, and payment status (performing or non-performing). The estimated fair values of mortgage and other loans were computed by discounting the anticipated cash flows from the respective portfolios. We estimated the cash flows expected to be collected at the acquisition date by using interest rate risk and prepayment risk models that incorporated our best estimate of current key assumptions, such as default rates, loss severity rates, and prepayment speeds. Prepayment assumptions use swap rates and various relevant reference rates (e.g., U.S. Treasury obligations) as benchmarks. Prepayment assumptions are developed by reference to historical prepayment speeds of loans with similar characteristics and by developing base curves for loans with particular reset and prepayment penalty periods. Once the base curves are determined, other factors that will influence constant prepayment rates in the future include, but are not limited to, current loan-to-value ratios, loan balances, home price appreciation, documentation type, and forward rates. Loss severity rates are based on, or

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

developed by using, historical loss rates of loans in a loan performance database. The major inputs include, but are not limited to, current loan-to-value ratios, home price appreciation, payment history, original FICO scores, original debt-to-income ratios, property type, and loan balances.

The expected cash flows from the acquired loan portfolios were discounted at market rates. The discount rates assumed a risk-free rate plus an additional spread to compensate for the uncertainty inherent in the acquired loans. The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company will be reimbursed for a substantial portion of any future losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under Codification Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. On the acquisition dates, the Company estimated the fair value of the acquired loan portfolios, excluding loans held for sale, which represented the expected cash flows from the portfolio discounted at market-based rates. In estimating such fair value, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the acquired loan portfolios at the acquisition dates. Under Codification Topic 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Other Real Estate Owned (“OREO”)

OREO is recorded at its estimated fair value on the date of acquisition, based on independent appraisals less estimated selling costs.

FDIC Loss Share Receivable

The respective FDIC loss share receivables were measured separately from the respective covered assets as they are not contractually embedded in any of the covered loans or covered OREO. For example, the loss share receivable related to estimated future loan losses is not transferable should the Company sell a loan prior to foreclosure or maturity. The fair value of the combined loss share receivable represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC and are discounted at a market-based rate. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

Core Deposit Intangible (“CDI”)

CDI is a measure of the value of non-interest-bearing accounts, checking accounts, savings accounts, and NOW and money market accounts that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI that relates to the AmTrust and Desert Hills acquisitions will be amortized over an estimated useful life of seven years to approximate the existing deposit relationships acquired. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3. Stock-Based Compensation

At March 31, 2010, the Company had 4,653,558 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). Under the 2006 Stock Incentive Plan, the Company granted 399,500 shares of restricted stock in the three months ended March 31, 2010, with an average fair value of $16.29 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.9 million and $2.5 million, respectively, in the three months ended March 31, 2010 and 2009.

A summary of activity with regard to restricted stock awards during the three months ended March 31, 2010 is presented in the following table:

	For the Three Months Ended March 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	3,000,824	$13.95
Granted	399,500	16.29
Vested	(156,700)	15.00
Forfeited	—	—

Unvested at March 31, 2010	3,243,624	14.19

As of March 31, 2010, unrecognized compensation costs relating to unvested restricted stock totaled $39.8 million. This amount will be recognized over a remaining weighted average period of 3.9 years.

In addition, the Company had eleven stock option plans at March 31, 2010: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group, Inc. Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

Using the modified prospective approach, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during the three months ended March 31, 2010 or the year ended December 31, 2009, the Company did not record any compensation and benefits expense relating to stock options during these periods.

Generally, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At March 31, 2010, there were 12,838,385 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,151 at March 31, 2010.

The status of the Company’s Stock Option Plans at March 31, 2010 and the changes that occurred during the three months ended at that date are summarized in the following table:

	For the Three Months Ended March 31, 2010
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable at January 1, 2010	13,037,564	$15.56
Exercised	(193,846)	13.13
Forfeited	(5,333)	13.85

Stock options outstanding and exercisable at March 31, 2010	12,838,385	15.60

Total stock options outstanding and exercisable at March 31, 2010 had a weighted average remaining contractual life of 2.09 years, a weighted average exercise price of $15.60 per share, and an aggregate intrinsic value of $20.3 million. The intrinsic value of options exercised during the three months ended March 31, 2010 was $597,000. The intrinsic value of options exercised in the prior three-month period was nominal.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale at March 31, 2010 and December 31, 2009:

	March 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates(1)	$243,712	$7,307	$433	$250,586
GSE CMOs(2)	336,961	13,993	—	350,954
Private label CMOs	82,325	—	3,953	78,372

Total mortgage-related securities	$662,998	$21,300	$4,386	$679,912

Other Securities:
U.S. Treasury obligations	$292,580	$51	$210	$292,421
GSE debentures	19,700	15	—	19,715
Corporate bonds	5,810	8	802	5,016
State, county, and municipal	6,403	33	214	6,222
Capital trust notes	38,754	7,482	5,321	40,915
Preferred stock	31,400	951	10,978	21,373
Common stock	43,477	1,703	6,458	38,722

Total other securities	$438,124	$10,243	$23,983	$424,384

Total securities available for sale(3)	$1,101,122	$31,543	$28,369	$1,104,296

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	As of March 31, 2010, the non-credit portion of OTTI recorded in accumulated other comprehensive loss, net of tax (“AOCL”) was $512,000 (before taxes).

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$264,769	$7,741	$702	$271,808
GSE CMOs	400,770	16,013	—	416,783
Private label CMOs	91,612	—	5,998	85,614

Total mortgage-related securities	$757,151	$23,754	$6,700	$774,205

Other Securities:
U.S. Treasury obligations	$607,022	$21	$592	$606,451
GSE debentures	30,179	11	—	30,190
Corporate bonds	5,811	9	919	4,901
State, county, and municipal	6,402	38	281	6,159
Capital trust notes	39,151	5,125	5,438	38,838
Preferred stock	31,400	1,117	11,283	21,234
Common stock	42,693	1,606	7,631	36,668

Total other securities	$762,658	$7,927	$26,144	$744,441

Total securities available for sale	$1,519,809	$31,681	$32,844	$1,518,646

The following tables summarize the Company’s portfolio of securities held to maturity at March 31, 2010 and December 31, 2009:

	March 31, 2010
(in thousands)	Amortized Cost	Carrying Amount(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$197,796	$197,796	$14,860	$—	$212,656
GSE CMOs	1,982,834	1,982,834	72,797	6,628	2,049,003
Other mortgage-related securities	6,907	6,907	—	—	6,907

Total mortgage-related securities	$2,187,537	$2,187,537	$87,657	$6,628	$2,268,566

Other Securities:
GSE debentures	$2,002,252	$2,002,252	$3,396	$2,809	$2,002,839
Corporate bonds	101,085	101,085	6,767	117	107,735
Capital trust notes	176,286	154,306	2,366	25,104	131,568

Total other securities	$2,279,623	$2,257,643	$12,529	$28,030	$2,242,142

Total securities held to maturity	$4,467,160	$4,445,180	$100,186	$34,658	$4,510,708

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. As of March 31, 2010, the non-credit portion recorded in AOCL was $22.0 million (before taxes).

	December 31, 2009
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$234,290	$234,290	$16,031	$—	$250,321
GSE CMOs	2,224,873	2,224,873	75,948	6,327	2,294,494
Other mortgage-related securities	6,793	6,793	—	—	6,793

Total mortgage-related securities	$2,465,956	$2,465,956	$91,979	$6,327	$2,551,608

Other Securities:
GSE debentures	$1,489,488	$1,489,488	$564	$24,505	$1,465,547
Corporate bonds	101,084	101,084	4,363	1,578	103,869
Capital trust notes	176,784	167,069	2,054	40,485	128,638

Total other securities	$1,767,356	$1,757,641	$6,981	$66,568	$1,698,054

Total securities held to maturity	$4,233,312	$4,223,597	$98,960	$72,895	$4,249,662

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a roll-forward of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2010. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows:

(in thousands)	For the Three Months Ended March 31, 2010
Beginning credit loss amount as of December 31, 2009	$199,883
Add: Initial other-than-temporary credit losses	331
Subsequent other-than-temporary credit losses	392
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending credit loss amount as of March 31, 2010	$200,606

OTTI losses on securities totaled $13.2 million in the three months ended March 31, 2010 and consisted entirely of trust preferred securities. Included in this amount was OTTI of $12.5 million that was recorded subsequent to the issuance of the Company’s first quarter 2010 earnings release. The OTTI losses that were related to credit and, therefore, recognized in earnings totaled $723,000 during this period, and were determined through a present-value analysis of expected cash flows on the securities. Of the $723,000 that was recognized in earnings, $331,000 was recognized subsequent to the issuance of the Company’s first quarter 2010 earnings release. The significant inputs that the Company used to determine these expected cash flows were the anticipated magnitude and timing of interest payment deferrals, if any, and the underlying creditworthiness of the individual issuers whose debt acts as collateral for these trust preferred securities. The discount rate used to estimate the fair value was determined by considering the weighted average of certain market credit spreads, as well as credit spreads interpolated using other market factors. The discount rate used in determining the credit portion of OTTI, if any, is the yield on the position at the time of purchase.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of March 31, 2010:

At March 31, 2010	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$666,680	$798	$495,526	$2,011	$1,162,206	$2,809
GSE CMOs	247,937	2,209	102,859	4,419	350,796	6,628
Corporate bonds	19,966	61	8,947	56	28,913	117
Capital trust notes	4,048	27	69,193	25,077	73,241	25,104

Total temporarily impaired held-to-maturity debt securities	$938,631	$3,095	$676,525	$31,563	$1,615,156	$34,658

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
U.S. Treasury obligations	$78,779	$210	$—	$—	$78,779	$210
GSE certificates	70,648	433	—	—	70,648	433
Private label CMOs	42,706	3,749	35,666	204	78,372	3,953
Corporate bonds	—	—	3,982	802	3,982	802
State, county, and municipal	525	21	4,787	193	5,312	214
Capital trust notes	1,033	—	9,299	5,321	10,332	5,321

Total temporarily impaired available-for-sale debt securities	$193,691	$4,413	$53,734	$6,520	$247,425	$10,933
Equity securities	—	—	32,036	17,436	32,036	17,436

Total temporarily impaired available-for-sale securities	$193,691	$4,413	$85,770	$23,956	$279,461	$28,369

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2009:

At December 31, 2009	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$1,403,687	$24,505	$—	$—	$1,403,687	$24,505
GSE CMOs	59,147	1,115	102,067	5,212	161,214	6,327
Corporate bonds	27,710	1,256	14,317	322	42,027	1,578
Capital trust notes	34,830	429	71,016	40,056	105,846	40,485

Total temporarily impaired held-to-maturity debt securities	$1,525,374	$27,305	$187,400	$45,590	$1,712,774	$72,895

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
U.S. Treasury obligations	$185,928	$592	$—	$—	$185,928	$592
GSE certificates	81,981	702	—	—	81,981	702
Private label CMOs	43,849	5,452	41,765	546	85,614	5,998
Corporate bonds	—	—	3,855	919	3,855	919
State, county, and municipal	524	22	4,723	259	5,247	281
Capital trust notes	3,983	44	9,224	5,394	13,207	5,438

Total temporarily impaired available-for-sale debt securities	$316,265	$6,812	$59,567	$7,118	$375,832	$13,930
Equity securities	—	—	30,498	18,914	30,498	18,914

Total temporarily impaired available-for-sale securities	$316,265	$6,812	$90,065	$26,032	$406,330	$32,844

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the Financial Accounting Standards Board (the “FASB”) amended the OTTI accounting model for debt securities. The OTTI accounting model for equity securities was not affected. Under this guidance, an OTTI loss on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCL. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company adopted this guidance effective April 1, 2009 and recorded a $967,000 pre-tax transition adjustment for the non-credit portion of the OTTI on securities held at April 1, 2009 that were previously considered other-than-temporarily impaired.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of March 31, 2010, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL were not other-than-temporarily impaired as of March 31, 2010.

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

The unrealized losses on the Company’s GSE debentures and GSE CMOs at March 31, 2010 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2010.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews quarterly financial information related to its investments in capital securities as well as other information that is released by each financial institution to determine the continued creditworthiness of the securities they issued. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at March 31, 2010. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in fair values for the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs at March 31, 2010 were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads from the acquisition dates across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at March 31, 2010. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At March 31, 2010, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. If deterioration occurs, an equity security impairment model is used. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2010. Nonetheless, it is possible that these equity securities will perform worse than currently expected, which could lead to adverse changes in their fair values or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers. The Company considers a decline in fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the carrying amount and estimated fair value of held-to-maturity debt securities and the amortized cost and estimated fair value of available-for-sale debt securities at March 31, 2010 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Debt Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$4,003	8.04%	$3,997
Due from one to five years	—	—	—	—	—	—	32,757	6.34	33,421
Due from five to ten years	10,082	6.24	1,846,268	4.41	—	—	23,027	5.20	1,882,449
Due after ten years	2,177,455	5.10	155,984	4.50	—	—	195,604	7.47	2,590,841

Total debt securities held to maturity	$2,187,537	5.10%	$2,002,252	4.42%	$—	—%	$255,391	7.13%	$4,510,708

	Amortized Cost
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Available-for-Sale Debt Securities:(3)
Due within one year	$225	6.55%	$248,666	0.25%	$125	5.12%	$1,026	5.60%	$250,117
Due from one to five years	1,183	5.07	62,993	1.24	492	5.75	4,784	5.80	68,530
Due from five to ten years	14,229	6.86	—	—	2,315	6.50	—	—	16,727
Due after ten years	647,361	4.82	621	5.26	3,471	6.67	38,754	4.88	708,827

Total debt securities available for sale	$662,998	4.86%	$312,280	0.46%	$6,403	6.51%	$44,564	4.99%	$1,044,201

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $16.0 million and $625,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent of Non-Covered Loans	Amount	Percent of Non-Covered Loans
Non-Covered Loans:
Mortgage Loans:
Multi-family	$16,777,137	69.36%	$16,737,721	71.59%
Commercial real estate	5,066,793	20.95	4,988,649	21.34
Acquisition, development, and construction	648,068	2.68	666,440	2.85
One- to four-family	200,940	0.83	216,078	0.92
Loans held for sale	764,358	3.16	—	—

Total mortgage loans	$23,457,296	96.98	$22,608,888	96.70

Other Loans:
Commercial and industrial	623,556	2.58	653,159	2.79
Other loans	107,001	0.44	118,445	0.51

Total other loans	730,557	3.02	771,604	3.30

Total non-covered loans	$24,187,853	100.00%	$23,380,492	100.00%

Net deferred loan origination fees	(5,739)		(3,893)
Allowance for loan losses	(137,443)		(127,491)

Total non-covered loans, net	24,044,671		23,249,108
Total Covered Loans	4,759,139		5,016,100

Loans, net	$28,803,810		$28,265,208

Covered loans refer to the loans acquired from the FDIC in the AmTrust and Desert Hills acquisitions, all of which are subject to the previously mentioned loss sharing agreements. At December 31, 2009, the balance of covered loans included loans held for sale of $351.3 million. Non-covered loans refer to all loans in the Company’s loan portfolio excluding covered loans.

Non-Covered Loans

Loans Originated for Portfolio

The Company is primarily a multi-family mortgage lender, with a significant portion of its loan portfolio collateralized by non-luxury apartment buildings in New York City that are largely rent-controlled and/or rent-stabilized.

The Company also originates the following types of loans for portfolio: commercial real estate (“CRE”) loans, primarily in New York City, Long Island, and New Jersey; and, to a lesser extent, acquisition, development, and construction (“ADC”) loans and commercial and industrial (“C&I”) loans. ADC loans are primarily originated for multi-family and residential tract projects in New York City and Long Island, while C&I loans are made to small and mid-size businesses in New York City, Long Island, New Jersey, and Arizona on both a secured and unsecured basis for working capital, business expansion, and the purchase of machinery and equipment.

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

ADC loans typically involve a higher degree of credit risk than financing on improved, owner-occupied real estate. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This would have a material adverse effect on the quality of the ADC loan portfolio, and result in material losses or delinquencies.

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

Since 2008, the markets served by the Company have been impacted by widespread economic decline and rising unemployment, which have contributed to a rise in charge-offs and non-performing assets. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for loan losses. These events would have an adverse impact on the Company’s results of operations and capital, if they were to occur.

One- to Four-Family Loans Originated for Sale

The origination of one- to four-family loans occurs on two distinctly different platforms. Since December 1, 2000, the Company has originated such loans as a customer service in its local markets through a third-party conduit. The loans are originated at its branches and on its web sites, and are sold to the third-party conduit shortly after they close, servicing released.

In connection with the AmTrust acquisition, the Company acquired its mortgage banking operation, which aggregates agency-conforming one- to four-family loans on a nationwide platform and sells these loans to Fannie Mae and Freddie Mac.

Asset Quality

At March 31, 2010 and December 31, 2009, the Company had $734.7 million and $578.1 million, respectively, of non-accrual non-covered loans. In addition, at March 31, 2010, the Company had covered loans of $172.5 million that were over 90 days past due but are considered to be performing due to the application of the yield accretion method under Codification Topic 310-30. Codification Topic 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to Codification Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information regarding the Company’s non-performing loans at March 31, 2010 and December 31, 2009 (excluding covered loans):

(in thousands)	March 31, 2010	December 31, 2009
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$481,954	$393,113
Commercial real estate	97,128	70,618
Acquisition, development, and construction	110,071	79,228
One- to four-family	15,645	14,171

Total non-accrual mortgage loans	704,798	557,130
Other non-accrual loans	29,890	20,938
Loans 90 days or more past due and still accruing interest	—	—

Total non-performing loans	$734,688	$578,068

In accordance with GAAP, the Company is required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, a modification or restructuring of a loan constitutes a troubled debt restructuring if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At March 31, 2010, loans modified in a troubled debt restructuring totaled $225.2 million, all of which was included in non-accrual loans at that date. At December 31, 2009, loans modified in a troubled debt restructuring totaled $184.8 million; of this amount, $167.3 million was included in non-accrual loans and $17.5 million was under 90 days past due.

At March 31, 2010, non-covered loans included $764.4 million of loans held for sale, most of which were originated by AmTrust’s mortgage banking operation for sale to Fannie Mae and Freddie Mac. In the first three months of 2010, the Company recorded aggregate net gains of $28.4 million in connection with the sale of loans totaling $896.5 million.

The following table provides a summary of activity in the allowance for loan losses at the dates indicated:

(in thousands)	At or For the Three Months Ended March 31, 2010	At or For the Year Ended December 31, 2009
Balance at beginning of period	$127,491	$94,368
Provision for loan losses	20,000	63,000
Charge-offs	(10,054)	(29,931)
Recoveries	6	54

Balance at end of period	$137,443	$127,491

Covered Loans

The following table presents the balances of the loans acquired in the Desert Hills acquisition as of March 26, 2010 (the acquisition date):

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
Mortgage loans	$158,193	60.2%
Commercial and industrial and other loans	104,628	39.8

Total loans	$262,821	100.0%
Total discount resulting from acquisition date fair value adjustment	(63,355)

Net loans acquired	$199,466

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company refers to the loans acquired in the Desert Hills acquisition as “covered loans” because the Company will be reimbursed for a substantial portion of any future losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under Codification Topic 310-30, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans.

At the acquisition date, we estimated the fair values of the Desert Hills loan portfolio at $199.5 million, which represents the expected cash flows from the portfolio discounted at market-based rates. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the Desert Hills loan portfolio at the acquisition date. On the acquisition date, the preliminary estimate of the contractual principal and interest payments for covered loans acquired in the Desert Hills acquisition was $277.7 million. At the acquisition date, the accretable yield was $38.0 million and the non-accretable difference was $40.2 million.

In connection with the Desert Hills acquisition, the Company also acquired $44.6 million of OREO, which is covered under an FDIC loss sharing agreement. Covered OREO was initially recorded at its estimated fair value on the acquisition date based on independent appraisals less estimated selling costs. Any subsequent write downs due to declines in fair value will be charged to non-interest expense with a partially offsetting non-interest income item for the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

At March 31, 2010, the outstanding balance (representing amounts owed to the Company) for loans acquired in the AmTrust acquisition was $5.5 billion. The carrying value of such loans was $4.6 billion and $5.0 billion at March 31, 2010 and December 31, 2009, respectively.

Changes in the accretable yield for acquired loans were as follows for the three months ended March 31, 2010:

(dollars in thousands)	Accretable Yield
Balance at beginning of period(1)	$2,081,765
Additions	37,968
Accretion	(69,410)

Balance at end of period	$2,050,323

(1)	Excludes loans held for sale

Covered loans under the loss sharing agreements with the FDIC are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability, based on the expectations of cash flows on these loans. As a result, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimate made at the acquisition date, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses will be established. A related credit to income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss share percentages described earlier in this report.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under Codification Topic 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Through March 31, 2010, there was no indication that the accretable difference should be modified.

Note 6. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $19.8 million and $10.6 million at March 31, 2010 and December 31, 2009, respectively. MSRs are included in “other assets” in the Consolidated Statements of Condition. The Company has two classes of MSRs for which it separately manages the economic risk: residential MSRs and securitized MSRs. Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage refinancing activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced mortgage refinancing activity.

Securitized MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or fair value and are amortized in proportion to, and over the period of, estimated net servicing income. Such MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. If it is determined that impairment exists, the resultant loss is charged against earnings.

The following table sets forth the changes in residential and securitized MSRs for the three months March 31, 2010 and the year ended December 31, 2009:

	For the Three Months Ended March 31, 2010		For the Year Ended December 31, 2009
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$8,617	$1,965	$—	$3,568
Additions	9,353	—	—	—
Increase in fair value	41	—	—	—
Amortization	—	(193)	—	(1,603)
Additions recorded at fair value in the AmTrust acquisition	—	—	8,617	—

Carrying value, end of period	$18,011	$1,772	$8,617	$1,965

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2010	December 31, 2009
Wholesale borrowings:
FHLB advances	$8,670,024	$8,955,769
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	12,795,024	13,080,769

Junior subordinated debentures	427,251	427,371
Senior debt	601,775	601,746
Preferred stock of subsidiaries	51,800	54,800

Total borrowed funds	$13,875,850	$14,164,686

At March 31, 2010, the Company had $427.3 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company and the underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of March 31, 2010:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(2)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	143,504	137,153	November 4, 2002	November 1, 2051	November 4, 2007(3)
New York Community Capital Trust X	1.857	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	12,983	12,611	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	3.507	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(2)
New York Community Capital Trust XI	1.939	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012

		$427,251	$412,314

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Callable at any time subsequent to this date.
(3)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2010		2009
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,515	$198	$1,611	$228
Service cost	—	1	—	—
Expected return on plan assets	(2,866)	—	(2,576)	—
Unrecognized past service liability	49	(62)	50	(62)
Amortization of unrecognized loss	1,286	78	1,746	76

Net periodic (credit) expense	$(16)	$215	$831	$242

As discussed in the notes to the consolidated financial statements presented in the Company’s 2009 Annual Report on Form 10-K, the Company expects to contribute $1.7 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2010. The Company does not expect to contribute to its pension plan in 2010.

Note 9. Computation of Earnings per Share

The following table presents the Company’s computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2010	2009
Net income	$124,149	$88,689
Less: Dividends paid on and earnings allocated to participating securities	(748)	(482)

Earnings applicable to common stock	$123,401	$88,207

Weighted average common shares outstanding	432,131,304	343,323,162

Basic earnings per common share	$0.29	$0.26

Earnings applicable to common stock	$123,401	$88,207

Weighted average common shares outstanding	432,131,304	343,323,162
Potential dilutive common shares(1)	315,370	77,847

Total shares for diluted earnings per share computation	432,446,674	343,401,009

Diluted earnings per common share and common share equivalents	$0.29	$0.26

(1)	Options to purchase 5,310,729 shares and 13,127,433 shares of the Company’s common stock that were outstanding as of March 31, 2010 and 2009, at respective weighted average exercise prices of $17.72 and $15.73, were not included in the respective computations of diluted earnings per share because their inclusion would have had an antidilutive effect.

Note 10. Fair Value Measurement

In 2008, the FASB issued a standard that, among other things, defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The standard clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and that were included in the Company’s Consolidated Statement of Condition at those dates:

	Fair Value Measurements at March 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$350,954	$—	$—	$350,954
GSE CMOs	—	250,586	—	—	250,586
Private label CMOs	—	78,372	—	—	78,372

Total mortgage-related securities	$—	$679,912	$—	$—	$679,912

Other Securities Available for Sale:
GSE debentures	$—	$19,715	$—	$—	$19,715
Corporate bonds	—	5,016	—	—	5,016
U. S. Treasury obligations	292,421	—	—	—	292,421
State, county, and municipal	—	6,222	—	—	6,222
Capital trust notes	—	15,418	25,497	—	40,915
Preferred stock	—	13,401	7,972	—	21,373
Common stock	38,722	—	—	—	38,722

Total other securities	$331,143	$59,772	$33,469	$—	$424,384

Total securities available for sale	$331,143	$739,684	$33,469	$—	$1,104,296

Other Assets:
Loans held for sale	$—	$760,252	$—	$—	$760,252
Mortgage servicing rights	—	—	18,011	—	18,011
Derivative assets	215	5,882	1,596	(1,181)	6,512
Liabilities:
Derivative liabilities	$(433)	$—	$—	$—	$(433)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$271,808	$—	$—	$271,808
GSE CMOs	—	416,783	—	—	416,783
Private label CMOs	—	85,614	—	—	85,614

Total mortgage-related securities	$—	$774,205	$—	$—	$774,205

Other Securities Available for Sale:
GSE debentures	$—	$30,190	$—	$—	$30,190
Corporate bonds	—	4,901	—	—	4,901
U. S. Treasury obligations	606,451	—	—	—	606,451
State, county, and municipal	—	6,159	—	—	6,159
Capital trust notes	—	15,273	23,565	—	38,838
Preferred stock	—	13,567	7,667	—	21,234
Common stock	36,668	—	—	—	36,668

Total other securities	$643,119	$70,090	$31,232	$—	$744,441

Total securities available for sale	$643,119	$844,295	$31,232	$—	$1,518,646

Other Assets:
Loans held for sale	$—	$351,322	$—	$—	$351,322
Mortgage servicing rights	—	—	8,617	—	8,617
Derivative assets	48	20,416	32	(2,243)	18,253
Liabilities:
Derivative liabilities	$(344)	$—	$—	$83	$(261)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified as Level 3.

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

The Company had no transfers in or out of Level 1 or 2 during the three months ended March 31, 2010.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the three months ended March 31, 2010 and 2009 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2010	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net	Transfers in/out of Level 3	Fair Value March 31, 2010	Change in Unrealized Gains and (Losses) Related to Instruments Held at March 31, 2010
		Income	Comprehensive Income
Available-for-Sale Debt Securities:
Capital securities and preferred stock	$31,232	$(398)	$2,635	$—	$—	$33,469	$2,237
Mortgage servicing rights	8,617	41	—	9,353	—	18,011	41
Derivatives, net	32	1,564	—	—	—	1,596	1,564

(in thousands)	Fair Value January 1, 2009	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net	Transfers in/out of Level 3	Fair Value March 31, 2009	Change in Unrealized Gains and (Losses) Related to Instruments Held at March 31, 2009
		Income	Comprehensive Income
Available-for-Sale Debt Securities:
Capital securities	$14,590	$—	$2,358	$—	$—	$16,948	$2,358

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$4,106	$—	$4,106
Certain impaired loans	—	—	154,608	154,608

Total	$—	$4,106	$154,608	$158,714

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$4,729	$—	$4,729
Certain impaired loans	—	—	139,848	139,848

Total	$—	$4,729	$139,848	$144,577

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,547,889	$2,547,889	$2,670,857	$2,670,857
Securities held to maturity	4,445,180	4,510,708	4,223,597	4,249,662
Securities available for sale	1,104,296	1,104,296	1,518,646	1,518,646
FHLB stock	444,118	444,118	496,742	496,742
Loans, net	28,803,810	28,693,798	28,265,208	28,302,882
Mortgage servicing rights	18,011	18,011	10,582	10,582
Derivatives	6,512	6,512	18,253	18,253
Financial Liabilities:
Deposits	$22,731,221	$22,802,957	$22,316,411	$22,373,559
Borrowed funds	13,875,850	15,074,650	14,164,686	15,271,668
Derivatives	433	433	261	261

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

Securities Held to Maturity and Available for Sale

If quoted market prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, pricing models also incorporate transaction details such as maturity and cash flow assumptions.

FHLB Stock

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

In addition, these methods of estimating fair value do not incorporate the exit-price concept of fair value prescribed by Codification Topic 820-10, “Fair Value Measurements and Disclosures.”

Loans Held for Sale

Fair value is based on independent quoted market prices, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

Mortgage Servicing Rights (“MSRs”)

MSRs do not trade in an active market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

Derivative Financial Instruments

For exchange-traded futures and exchange-traded options, the fair value is based on observable quoted market prices in an active market. For forward commitments to buy and sell loans and mortgage-backed securities, the fair value is based on observable market prices for similar securities in an active market. For interest rate lock

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Borrowed Funds

The estimated fair value of borrowed funds is based either on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structures.

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at March 31, 2010 and December 31, 2009.

Note 11: Derivative Financial Instruments

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

The Company held derivatives not designated as hedges with a notional amount of $2.4 billion at March 31, 2010. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information concerning the Company’s derivative financial instruments at March 31, 2010:

	March 31, 2010
(in thousands)	Notional Amount	Fair Value(1)

		Gain	Loss
Derivatives Not Designated as Hedges:
Mortgage banking:
Treasury options	$55,000	$215	$—
Eurodollar futures	300,000	—	433
Forward commitments to sell loans/mortgage-backed securities	1,257,000	5,045	—
Forward commitments to buy loans/mortgage-backed securities	50,000	—	344
Interest rate lock commitments	751,913	1,596	—

Total derivatives	$2,413,913	$6,856	$777

(1)	Derivatives in a net gain position are recorded as other assets and derivatives in a net loss position are recorded as other liabilities in the Consolidated Statements of Condition.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses various financial instruments, including derivatives, in connection with its strategies to reduce price risk resulting from changes in interest rates. Derivative instruments may include interest rate lock commitments entered into with borrowers or correspondents/brokers to acquire conforming fixed and adjustable rate residential mortgage loans that will be held for sale. Other derivative instruments include Treasury options and Eurodollar futures. Gains or losses due to changes in the fair value of derivatives are recognized currently in earnings.

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

In addition, the Company manages a portion of the risk associated with changes in the value of MSRs. The general strategy for hedging the value of servicing assets is to purchase hedge instruments that gain value when interest rates fall, thereby offsetting the corresponding decline in the value of the MSRs. The Company purchases call options on Treasury futures and enters into forward contracts to purchase fixed rate mortgage-backed securities to offset the risk of declines in the value of MSRs.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2010 and for the period from December 4, 2009 (the date of the AmTrust acquisition) through December 31, 2009:

	Gain (Loss) Recognized in Non-Interest Income
(in thousands)	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
Mortgage Banking:
Treasury options	$(222)	$(77)
Eurodollar futures	(551)	186
Forward commitments to buy/sell loans/mortgage-backed securities	(2,329)	16,224
Other Management Activities:
Interest rate swaps	—	1,221

Total (loss) gain	$(3,102)	$17,554

Note 12. Impact of Recent Accounting Pronouncements

In January 2010, the FASB issued a standard that requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In July 2009, the FASB released the Codification as the single source of authoritative non-governmental GAAP. The Codification is effective for interim and annual periods ended after September 15, 2009. All previously existing accounting standards documents are superseded. All other accounting literature not included in the Codification is non-authoritative.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GAAP is not intended to be changed as a result of the Codification, but the Codification will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ended after September 15, 2009.

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

These requirements address the determination of fair values when there is no active market or where the price inputs being used represent distressed sales, and reaffirm that the objective of fair value measurement, as set forth in previously issued guidance, is to reflect how much an asset would be sold for in an orderly transaction (the exit price, as opposed to a distressed or forced transaction) at the date of the financial statements and under current market conditions. Furthermore, the FASB specifically reaffirmed the need to use judgment in ascertaining if a formerly active market has become inactive and in determining fair values when markets have become inactive.

Prior to issuing these requirements, fair values for financial instruments held by public companies were disclosed once a year. The new requirements call for quarterly disclosures that provide qualitative and quantitative information about fair value estimates.

New requirements relating to OTTI were issued by the FASB to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not intended or expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and timelier disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. In accordance with these requirements, the Company recorded a cumulative-effect adjustment at the adoption date of April 1, 2009 with respect to certain previously recognized OTTI.

The FASB requirements issued in April 2009 were effective for interim and annual periods ending after June 15, 2009 and were adopted by the Company on April 1, 2009. The Company’s adoption of these requirements did not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued a standard that, among other things, affects the accounting for transfers of financial assets, including securitization transactions, and requires more information when companies have continuing exposure to the risks related to transferred financial assets. The standard eliminated the concept of a “qualifying special-purpose entity,” changed the requirements for derecognizing financial assets, and required additional disclosures.

Another standard issued by the FASB in June 2009 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both of these standards were effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of these standards on January 1, 2010, did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB also issued a standard regarding subsequent events. This ASU established general standards of accounting for, and disclosing, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity evaluated subsequent events and the basis for that date, i.e., whether that date represented the date the financial statements were issued or were available to be issued. In February 2010, the FASB issued additional guidance regarding the recognition and disclosure requirements for subsequent events. This guidance addresses both the interaction of the requirements of Codification Topic 855, “Subsequent Events,” with the SEC’s reporting requirements, and the intended breadth of the reissuance disclosures provision related to subsequent events. The amendments in this guidance have the potential to change reporting by both private and public entities; however, the nature of the change may vary depending on facts and circumstances. The Company has determined there are no disclosures required under the February 2010 guidance.

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

•

the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel, including those of AmTrust Bank, Desert Hills Bank, and any other banks we may acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at March 31, 2010 and December 31, 2009 follow:

(in thousands)	March 31, 2010	December 31, 2009
Total Stockholders’ Equity	$5,413,461	$5,366,902
Less: Goodwill	(2,436,401)	(2,436,401)
Core deposit intangibles	(101,108)	(105,764)

Tangible stockholders’ equity	$2,875,952	$2,824,737

Total Assets	$42,430,737	$42,153,869
Less: Goodwill	(2,436,401)	(2,436,401)
Core deposit intangibles	(101,108)	(105,764)

Tangible assets	$39,893,228	$39,611,704

Total stockholders’ equity to total assets	12.76%	12.73%
Tangible stockholders’ equity to tangible assets	7.21%	7.13%

Tangible Stockholders’ Equity	$2,875,952	$2,824,737
Add back: Accumulated other comprehensive loss, net of tax	53,852	49,903

Adjusted tangible stockholders’ equity	$2,929,804	$2,874,640

Tangible Assets	$39,893,228	$39,611,704
Add back: Accumulated other comprehensive loss, net of tax	53,852	49,903

Adjusted tangible assets	$39,947,080	$39,661,607

Adjusted stockholders’ equity to adjusted tangible assets	7.33%	7.25%

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

The allowances for loan losses are established based on our evaluation of the probable inherent losses in our portfolio in accordance with GAAP. The allowances for loan losses are comprised of both specific valuation allowances and general valuation allowances which are determined in accordance with Financial Accounting Standards Board (“FASB”) accounting standards.

Specific valuation allowances are established based on our analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to loans individually evaluated for impairment in our portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective rather than an individual basis. We generally measure impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell; or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows, is less than the recorded investment in the loan.

We also follow a process to assign general valuation allowances to loan categories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in loans outstanding. Our loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories we maintain. Our historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to, the following:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of our loan review system;

•	Changes in the value of the underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	Changes in the experience, ability, and depth of lending management and other relevant staff; and

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

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

In establishing the loan loss allowances, management also considers the Banks’ current business strategies and credit processes, including compliance with guidelines established by the respective Boards of Directors.

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

The level of future additions to the respective loan loss allowances is based on many factors, including certain factors that are beyond management’s control, such as changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowances; however, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize further additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations of the Banks.

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

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will increase. We regularly conduct a review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in non-interest income. Our assessment of a decline in fair value includes judgment as to the financial positions and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

Prior to April 1, 2009, when the decline in fair value below an investment’s carrying amount was deemed to be other than temporary, the investment was written down to fair value and the amount of the write-down was charged to earnings. A decline in fair value of an investment was deemed to be other than temporary if we did not have the intent and ability to hold the investment to its anticipated recovery. Effective April 1, 2009, with the adoption of revised OTTI accounting guidance, unless we have the intent to sell, or it is more likely than not that we may be required to sell a security, an OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. If there is a decline in fair value of a security below its carrying amount and we have the intent to sell it, or it is more likely than not that we may be required to sell the security, the entire amount of the decline in fair value will be charged to earnings.

At March 31, 2010, we had net unrealized gains on available-for-sale securities of $3.2 million and net unrealized gains on held-to-maturity securities of $65.5 million.

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

For the purpose of goodwill impairment testing, management has determined that the Company has one reporting unit. We performed our annual goodwill impairment test as of January 1, 2010 and found no indication of goodwill impairment.

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

In July 2009, new tax laws were enacted that were effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a real estate investment trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. As a result of certain earlier business combinations, we currently have six REIT subsidiaries. The inclusion of such income is phased in with full inclusion of income starting in 2011. Absent any change in the manner in which we conduct our business, the new tax law is expected to add approximately $1.3 million to our 2010 income tax expense, with a larger increase starting in 2011.

Recent Events

Registration Statement on SEC Form S-3

On April 15, 2010, we filed a Registration Statement on Form S-3 with the SEC to register 20.0 million shares of our common stock, par value $0.01. The shares are to be offered for sale, from time to time, in accordance with the terms and conditions set forth in our 2010 Dividend Reinvestment and Stock Purchase Plan (“DRP”).

Dividend Payment

On April 20, 2010, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 18, 2010 to shareholders of record at the close of business on May 5, 2010.

The Economic Environment

Although unemployment rates rose year-over-year in the five states that constitute our footprint, two of those states—New York and New Jersey—experienced modest three-month declines. The respective unemployment rates in those states were 8.9% and 10.0% in December and declined to 8.6% and 9.8%, respectively, in March. In Ohio, Florida, and Arizona, unemployment rose from 10.8%, 11.7%, and 9.2% in December to 11.0%, 12.3%, and 9.6%, respectively, in March. While the national unemployment rate fell from 10.0% to 9.7% on a linked-quarter basis, unemployment remains at a level not seen since 1983. In fact, both the number of unemployed persons and the unemployment rate have nearly doubled since the recession began in December 2007.

In New York City, where the vast majority of the properties securing our loans are located, unemployment dropped from 10.5% in December to 10.0% in March 2010. In Manhattan, where 68.5% of the properties securing our multi-family and commercial real estate loan portfolios are located, the office vacancy rate improved to 12.7% from 13.1% over the course of the quarter, but remained 80 basis points higher than the comparable rate in March 2009.

Through February 2010, home prices fell 4.1% year-over-year in the New York Metropolitan region, 4.4% in greater Miami, and 1.6% in greater Phoenix, but rose 3.2% in greater Cleveland and 0.6% nationally.

Against this backdrop, and despite recording a $20.0 million loan loss provision in the quarter, we increased our earnings and our capital in the three months ended March 31, 2010.

Executive Summary

Our first quarter 2010 performance confirmed the highly accretive nature of our AmTrust Bank (“AmTrust”) acquisition in early December, as our earnings rose $35.5 million, or 40.0%, year-over-year to $124.1 million and our diluted earnings per share rose $0.03, or 11.5%, to $0.29 per share.

Reflecting the benefit of three months' combined operations with AmTrust:

•	Our net interest income rose from $206.9 million to $294.6 million year-over-year, a 42.4% increase;

•	Our net interest margin grew from 2.89% to 3.41% year-over-year, a 52-basis point increase; and

•	Our non-interest income rose from $22.2 million to $55.0 million, a year-over-year increase of 148.2%.

Margin Expansion and Net Interest Income Growth

Interest-earning assets rose $6.0 billion year-over-year to $34.3 billion, exceeding the impact of a four-basis point drop in the average yield to 5.62%. In addition to the organic and acquisition-driven growth of our interest-earning assets, the growth of our net interest income and net interest margin reflect the maintenance of the federal funds rate at an historically low level, and the acquisition-driven enhancement of our funding mix. Reflecting the AmTrust deposits assumed, and organic growth in the current first quarter, the average balance of interest-bearing deposits rose $8.5 billion to $21.2 billion year-over-year. During this time, the average cost of such funds declined to 1.14%, a 93-basis point reduction. The average balance of borrowed funds declined $132.5 million year-over-year, to $13.9 billion, exceeding the impact of a two-basis point rise in the average cost of such funds to 3.73%.

Non-Interest Income Growth

The growth of our non-interest income was almost entirely due to the AmTrust acquisition. In addition to a $4.7 million increase in fee income to $14.0 million, we recorded mortgage banking income of $27.5 million in the first quarter of 2010. The mortgage banking income recorded in the current first quarter includes fees and net gains generated by AmTrust's mortgage banking operation through the aggregation and sale of agency-conforming one- to four-family loans to Fannie Mae and Freddie Mac.

Asset Quality

The benefit of the revenue growth we achieved in the current first quarter was tempered by a $20.0 million provision for loan losses, exceeding the year-earlier first quarter provision by $14.0 million. Among other factors, discussed in greater detail later in this report, the year-over-year increase in the provision reflects our assessment of the impact of the adverse credit cycle on the quality of our assets, including our net charge-offs, our non-performing loans, and the volume of loans 30 to 89 days past due. Although our ratio of non-performing loans to total loans rose from 2.04% to 2.61% over the course of the quarter, net charge-offs represented 0.04% of average loans in both the first quarter of 2010 and the fourth quarter of 2009. In addition, loans 30 to 89 days past due declined $55.1 million on a linked-quarter basis to $217.9 million at March 31, 2010.

Reflecting the first quarter loan loss provision, and first quarter net charge-offs of $10.0 million, the allowance for loan losses rose $10.0 million from the year-end 2009 balance to $137.4 million at March 31, 2010. This balance exceeded our first quarter net charge-offs by $127.4 million and was equivalent to 18.71% of non-performing loans and 0.49% of total loans at quarter-end.

We believe that the modest level of net charge-offs we’ve recorded since the start of the adverse credit cycle is attributable to our primary lending niche (i.e., rental apartment buildings in New York City that feature below-market rents), our conservative underwriting standards, and our ability to resolve our troubled loans.

Operating Efficiency

The significant revenue growth we achieved in the current first quarter was somewhat offset by a $47.1 million increase in non-interest expense. In addition to a $6.3 million, or 102.7%, rise in FDIC deposit insurance premiums, the increase in non-interest expense reflects the AmTrust-related expansion of our branch network as well as our branch and back office staffs. Despite an increase in operating expenses reflecting our expansion, our efficiency ratio was 36.85% in the current first quarter, comparable to 36.63% in the first quarter of 2009.

An Opportunistic Bolt-On Acquisition

Another first quarter highlight was our acquisition of certain assets and our assumption of certain liabilities of Desert Hills Bank (“Desert Hills”) in an FDIC-assisted transaction on March 26, 2010. The Desert Hills acquisition provided us with assets of approximately $450 million, deposits of approximately $400 million, and six branches in Arizona, bringing our franchise in the state from 12 branches to 18 at that date.

Included in the assets acquired were loans and other real estate owned (“OREO”) of $244.1 million, which are covered by loss sharing agreements with the FDIC. Although the FDIC has been reducing its share of losses in its more recent transactions, the loss sharing agreements we have with the FDIC regarding Desert Hills’ assets call for 80% reimbursement of losses up to $101.4 million and 95% of losses beyond that amount.

Deposit Growth

In the first quarter of 2010, we continued to enhance our funding model by placing a greater emphasis on retail deposit growth. In addition to the deposits assumed in the Desert Hills acquisition, we grew our deposits organically throughout our branch network, including in our new markets of Ohio, Florida, and Arizona. As a result, deposits totaled $22.7 billion at the end of the quarter, and represented 53.6% of total assets, as compared to $22.3 billion, or 52.9% of total assets, at December 31st.

Multi-Family Loan Production

Multi-family loan originations totaled $442.8 million in the first quarter, and the portfolio grew $39.4 million to $16.8 billion at March 31, 2010. The modest volume of loans produced is attributable to real estate market conditions and continued economic weakness in the markets where we lend. Owners of multi-family and commercial real estate properties have generally refrained from refinancing and from expanding their real estate holdings, based on their expectation that real estate values have not yet fully declined. The liquidity provided by our recent acquisitions and organic deposit growth has positioned us to produce more loans in the future, when market conditions stabilize.

Tangible Capital Strength

At a time when the federal government is engaged in overhauling the regulation of financial institutions, the ability to maintain strong capital measures is an essential trait. In the first quarter of 2010, we increased our stockholders’ equity to $5.4 billion, representing 12.76% of total assets, and increased our tangible stockholders’ equity to $2.9 billion, representing 7.21% of tangible assets. In addition to the contribution of our first quarter 2010 earnings, the linked-quarter increase reflects our issuance of 1.8 million shares with a value of $28.9 million through the direct stock purchase feature of our DRP. (Please see the reconciliations of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related capital measures earlier in this report.)

The strength of our capital position is also reflected in our regulatory capital measures. At March 31, 2010, the Community Bank had a Tier 1 leverage capital ratio of 8.29% and the Commercial Bank had a Tier 1 leverage capital ratio of 11.87%, exceeding the current requirements for “well capitalized” classification by 329 and 687 basis points, respectively.

Summary of Financial Condition at March 31, 2010

Assets totaled $42.4 billion at the end of March, comparable to the December 31, 2009 balance of $42.2 billion.

Loans

At March 31, 2010, loans, net represented $28.8 billion, or 67.9%, of total assets, as compared to $28.3 billion, or 67.1% of total assets, at December 31, 2009. Included in the March 31, 2010 amount were $4.8 billion of loans acquired in the AmTrust and Desert Hills acquisitions, all of which are subject to (i.e., covered by) our loss sharing agreements with the FDIC. These loans are referred to as “covered loans” on our Consolidated Statements of Condition. The remainder of the loan portfolio consists of non-covered loans that we ourselves originated or, in some cases, were acquired in our merger transactions prior to 2009.

Originations totaled $2.1 billion in the first quarter of 2010, representing a $1.4 billion increase from the year-earlier amount. Included in the first quarter 2010 amount were loans originated for portfolio of $747.3 million, as compared to $648.4 million in the year-earlier quarter, and originations of one- to four-family loans held for sale of $1.3 billion, versus $17.7 million in the first quarter of 2009. Prior to the AmTrust acquisition in December 2009, we originated one- to four-family loans through our branches on a pass-through basis and sold the loans to a third-party conduit shortly after they closed. In the AmTrust transaction, we acquired a mortgage banking operation that aggregates agency-conforming one- to four-family loans on a nationwide platform for sale to Fannie Mae and Freddie Mac. The bulk of the year-over-year increase in one- to four-family loan originations is attributable to the loans aggregated by the mortgage banking group.

Covered Loans

At March 31, 2010, covered loans totaled $4.8 billion, and consisted of one- to four-family loans of $4.3 billion and other loans of $490.1 million. Covered one- to four-family loans include both fixed and adjustable rate loans that were made to subprime, Alt-A, and prime borrowers. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”) and consumer loans.

We also had covered OREO of $44.6 million at the close of the current first quarter, which was acquired in the Desert Hills transaction on March 26, 2010. Covered loans and covered OREO are collectively referred to as “covered assets” in this report.

The AmTrust loss sharing agreements require the FDIC to reimburse us for 80% of losses up to $907.0 million and for 95% of losses beyond that amount with respect to the covered loans we acquired. The Desert Hills loss sharing agreements require the FDIC to reimburse us for 80% of losses up to $101.4 million, and for 95% of losses beyond that amount with respect to the covered assets we acquired.

Non-Covered Loans

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in the New York Metropolitan region constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented 59.3% of the loans we produced for portfolio in the current first quarter and 69.4% of non-covered loans outstanding at March 31, 2010. Reflecting first quarter originations of $442.8 million, multi-family loans rose $39.4 million from the December 31, 2009 balance to $16.8 billion at March 31, 2010. The average multi-family loan had a principal balance of $4.0 million at the end of the first quarter and the portfolio had an average loan-to-value (“LTV”) ratio at origination of 60.9%.

During 2009 and continuing into 2010, loan production was largely constrained by the decline in real estate values and by continued economic uncertainty. We would expect to see a return to more normal loan production levels when the market becomes more stable and when an increase in market interest rates appears likely to occur.

Our multi-family loans are typically made to long-term owners of buildings with apartments that are subject to certain rent-control and rent-stabilization laws. Our borrowers typically use the funds we provide to make improvements to certain apartments, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates more cash flows that he or she may borrow against in future years. To a lesser extent, we make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

In addition to underwriting our multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the building’s current rent rolls, their financial statements, and related documents.

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternatively, the borrower may opt for a fixed rate that, until January 2009, was tied to the five-year Constant Maturity Treasury rate (the “five-year CMT”). For loans originated since that date, the fixed rate in years six through ten has been tied to the fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. While this cycle had repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity has been increasingly constrained by the uncertainty in the real estate market over the past two years, and is likely to remain constrained while such uncertainty remains. Accordingly, the expected weighted average life of the multi-family loan portfolio was 4.2 years at the close of the current first quarter, as compared to 3.7 years at March 31, 2009.

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

Commercial Real Estate (“CRE”) Loans

CRE loans represented $131.3 million, or 17.6%, of loans produced for portfolio in the current first quarter, as compared to $135.3 million, or 20.3%, of the loans produced for portfolio in the year-earlier three months. In addition, CRE loans accounted for $5.1 billion, or 21.0%, of non-covered loans at the end of the quarter, and were up $78.1 million from the balance recorded at December 31, 2009. At March 31, 2010 the average CRE loan had a principal balance of $2.8 million and the portfolio had an average LTV ratio at origination of 53.9%.

The CRE loans we originate are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties, primarily in the Metropolitan New York region.

The pricing of our CRE loans is structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternatively, the borrower may opt for a fixed rate that, until January 2009, was tied to the five-year CMT. For loans originated since that date, the fixed rate in years six through ten has been tied to the fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 4.0 years at March 31, 2010. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction (“ADC”) Loans

The growth of our loan portfolio has been driven by multi-family and CRE lending and tempered by a reduction in ADC loans. In the interest of reducing our exposure to credit risk at a time when real estate values started declining, we began to limit our production of ADC loans in the second half of 2007, primarily to advances that were committed prior to the onset of the credit cycle turn. As a result, ADC loans represented $648.1 million, or 2.7%, of total non-covered loans at March 31, 2010, representing a 2.8% reduction from $666.4 million at December 31, 2009. Originations rose a modest $8.1 million from the year-earlier volume to $29.8 million in the first quarter of 2010.

At March 31st, 90.5% of our ADC loans were secured by properties in the New York Metropolitan region. In addition, 61.2% of our ADC loans were for land acquisition and development, with the remaining 38.8% consisting of loans that were provided for the construction of owner-occupied homes and commercial properties. ADC loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion during construction. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At March 31, 2010, 17.0% of the loans in our ADC loan portfolio were non-performing, an indication of the downturn in the real estate market and the length of time it is taking certain borrowers to sell or lease the properties underlying their loans in an adverse credit cycle.

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

One- to Four-Family Loans

Although we offer one- to four-family loans, it has long been our policy to produce such loans on a pass-through basis only, and to sell the loans we originate to a third-party conduit shortly after they close. Reflecting this practice, as well as repayments of seasoned loans that were produced before the adoption of this policy, or that were acquired in our pre-AmTrust and Desert Hills transactions, non-covered one- to four-family loans declined $15.1 million from the December 31, 2009 balance to $200.9 million and represented less than 1% of total non-covered loans at March 31, 2010.

In connection with our conduit practice, we participate in a private-label program with a nationally recognized third-party mortgage originator (the “conduit”), based on defined underwriting criteria. The loans are marketed through our branches, including the branches acquired in the AmTrust and Desert Hills acquisitions, as well as on our web sites. The loans that we originate through the conduit program generate fees that are recorded as “other non-interest income” in our Consolidated Statements of Income and Comprehensive Income.

In addition to ensuring that our customers are provided with an extensive range of one- to four-family products, the conduit arrangement supports two of our primary objectives: managing our exposure to interest rate risk and maintaining our efficiency.

With the addition of AmTrust’s mortgage banking operation, we now originate a greater quantity of one- to four-family loans than we did before the acquisition, specifically consisting of agency-conforming loans for sale to Fannie Mae and Freddie Mac. The loans originated through the mortgage banking unit are made to borrowers on a nationwide platform, and are reflected on the Consolidated Statement of Condition, together with the loans originated through our conduit program, as “loans held for sale.”

Other Loans

Our portfolio of other loans declined by $41.0 million over the course of the first quarter to $730.6 million at March 31, 2010. C&I loans accounted for the bulk of the other loan balance, at $623.6 million, and were down $29.6 million from the balance at December 31, 2009. In the first three months of 2010, C&I loan originations totaled $141.3 million, as compared to $167.9 million in the first three months of 2009.

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

The remainder of the portfolio of other loans consists primarily of home equity loans and lines of credit, as well as a variety of consumer loans, most of which were originated by our pre-2009 merger partners prior to their joining the Company. We currently do not offer home equity loans or lines of credit.

Mortgage Banking

With the AmTrust acquisition, we acquired a mortgage banking operation that aggregates agency-conforming one- to four-family loans on a nationwide platform for sale to Fannie Mae and Freddie Mac. In connection with this mortgage banking operation, we have certain interest rate lock commitments to fund loans and other derivative financial instruments that obligate us to sell loans at specific dates in the future at specified prices. These commitments are considered derivatives, and are carried at fair value.

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

The one- to four-family loans originated for sale by AmTrust’s mortgage banking group are underwritten to Fannie Mae and Freddie Mac standards. At the time of sale, certain representations and warranties with regard to the underwriting and documentation of these loans are made. We may be required to repurchase the loans from Fannie Mae and Freddie Mac if it is found that a breach of the representations and warranties was made at the time of sale. Policies and procedures are in place to guide the underwriting and documentation of the one- to four-family loans originated for sale to Fannie Mae and Freddie Mac in order to materially reduce our exposure to put-back risk.

Asset Quality

The following discussion refers to our non-covered loans and non-covered OREO only, as the covered assets we acquired in the AmTrust and Desert Hills acquisitions are subject to loss sharing agreements with the FDIC.

At $10.0 million, net charge-offs represented 0.04% of average loans in the current first quarter, as compared to $9.2 million, representing 0.04% of average loans, in the trailing quarter and to $5.1 million, or 0.02% of average loans, in the first quarter of 2009. Multi-family loans accounted for $6.1 million of first quarter 2010 net charge-offs, with ADC loans, C&I loans, and other loans accounting for $1.5 million, $2.3 million, and $195,000, respectively. We had no CRE charge-offs during this time.

Non-performing loans rose to $734.7 million at March 31, 2010 from the year-end 2009 balance of $578.1 million, and represented 2.61% and 2.04% of total loans at the respective dates. The increase in non-performing loans was attributable to a $147.7 million rise in non-accrual mortgage loans to $704.8 million and a $9.0 million rise in non-accrual other loans to $29.9 million. The increase in non-accrual mortgage loans was largely due to an $88.8 million rise in loans secured by multi-family buildings, most of which were located outside our primary lending niche, as described earlier under “Multi-Family Loans.” Although the reasons for this increase vary from credit to credit, such loans do not typically result in significant losses, given the value of the cash flows such buildings generate.

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

Non-performing loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee, the Credit Committee, and the Boards of Directors of the Banks. When necessary, non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Equity Recovery Group actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

Properties that are acquired through foreclosure are classified as OREO, and are recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property. At March 31, 2010, OREO totaled $16.1 million as compared to $15.2 million at December 31, 2009. The March 31, 2010 balance excludes the covered OREO that was acquired in the Desert Hills transaction on March 26th.

It is our policy to require an appraisal and environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties on an as-needed basis until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

Reflecting the increases in non-performing loans and OREO, non-performing assets rose $157.6 million from the December 31, 2009 balance to $750.8 million, representing 1.77% of total assets, at March 31, 2010. At December 31, 2009, the comparable ratio was 1.41%. However, loans 30 to 89 days past due declined by $55.1 million from the December 31st total to $217.9 million at March 31st.

To mitigate the potential for credit risk, we underwrite our loans in accordance with prudent credit standards. In the case of multi-family and CRE loans, we look first at the consistency of the cash flows being generated by the property to determine its economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value more typically used.

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

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers is typically greater than ten years. In addition, in New York City, where the majority of the buildings securing our multi-family loans are located, the rents that tenants may be charged on certain apartments is restricted under certain rent-control or rent-stabilization laws. As a result, the rents that tenants pay in such apartments are generally lower than current market rents. Buildings with a preponderance of such rent-regulated apartments are less likely to experience vacancies in times of economic adversity.

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the current average LTV ratios of such credits, as previously noted, were well below those amounts at March 31, 2010. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

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

The Boards of Directors also take part in the ADC lending process, with all ADC loans requiring the approval of the Mortgage or Credit Committee, as applicable. In addition, a member of the pertinent committee participates in inspections when the loan amount exceeds $2.5 million. ADC loans primarily have been made to well-established builders who have worked with us or our merger partners in the past. We typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, which are not our primary focus, we typically lend up to 65% of the estimated as-completed market value of the property.

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

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower, at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment, and will consider a repayment schedule to avoid taking such action. Delinquencies are addressed by our Equity Recovery Group and every effort is made to collect rather than initiate foreclosure proceedings.

While we strive to originate loans that will perform fully, the severity of the credit cycle has resulted in an increase in non-performing loans and assets, as well as net charge-offs. In view of the economy and the increase in non-performing assets and net charge-offs, we continued to increase our allowance for loan losses in the first quarter of 2010. Reflecting net charge-offs of $10.0 million and a loan loss provision of $20.0 million, the allowance for loan losses rose $10.0 million, or 7.8%, from the December 31, 2009 balance to $137.4 million at March 31, 2010. The allowance for loan losses represented 0.49% of total loans and 18.71% of non-performing loans at that date.

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

Based upon all relevant and available information, management believes that the allowance for loan losses at March 31, 2010 was appropriate at that date.

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

Despite the continuing rise in non-performing multi-family loans, we would not expect to see a comparable increase in losses. This is primarily due to the strength of the underlying collateral for these loans and the collateral structure upon which these loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Similarly, an increase in CRE loans would not necessarily be expected to result in a corresponding increase in our losses on such credits. At March 31, 2010, CRE loans represented 21.0% of non-covered loans outstanding, a 29-basis point increase from the year-earlier amount. No charge-offs were recorded in the current three-month period, and were a modest $209,000 in the three months ended December 31, 2009. We believe this favorable loan loss experience is due to our historical practice of underwriting CRE loans in accordance with standards similar to those we follow in underwriting our multi-family loans.

We continue to de-emphasize the production of ADC and other loans, as well as one- to four-family loans for portfolio, in order to mitigate credit risk. At March 31, 2010, ADC, other loans, and one- to four-family loans represented 2.2%, 2.5%, and 0.69%, respectively, of loans outstanding, as compared to 2.4%, 2.7%, and 0.76%, respectively, at December 31, 2009. At March 31, 2010, 17.0%, 4.1%, and 7.8% of ADC, other loans, and one- to four-family loans were non-performing, respectively.

In view of these factors, we believe that a significant increase in non-performing loans will not necessarily result in a comparable increase in loan losses and, accordingly, will not necessarily require a significant increase in our loan loss allowance or in the provision for loan losses recorded in any given period. As indicated, while non-performing loans represented 2.61% of total loans at March 31, 2010, the ratio of net charge-offs to average loans for the three months ended at that date was 0.04%.

Covered Loans and OREO

Although the AmTrust and Desert Hills acquisitions increased our loan portfolio by $4.8 billion at March 31, 2010, and, in the case of Desert Hills, added $44.6 million of OREO, the credit risk associated with these acquired assets has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC will reimburse us for 80% of losses (and share in 80% of any recoveries) up to $907.0 million with respect to the loans acquired in the AmTrust transaction; and will reimburse us for 80% of losses (and share in 80% of any recoveries) up to $101.4 million with respect to the loans and OREO acquired in the Desert Hills transaction. In each case, the FDIC will reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond these initial amounts. The loss sharing (and reimbursement) agreements applicable to one- to four-family mortgage loans and HELOCs are effective for a ten-year period. The loss sharing agreements applicable to other loans and OREO provide for the FDIC to reimburse us for losses for a five-year period; the period for sharing in recoveries on other loans and OREO extends for a period of eight years.

We consider our covered loans to be performing due to the application of the yield accretion method under Codification Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Codification Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to Codification Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

In connection with the loss sharing agreements, we established FDIC loss share receivables of $740.0 million with regard to AmTrust and $44.0 million with regard to Desert Hills, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Gains and recoveries on covered assets will offset losses or be paid to the FDIC at the applicable loss share percentage at the time of recovery. The loss share receivables may also increase due to accretion, which was $11.0 million in the three months ended March 31, 2010. In addition, the Company received $1.4 million in reimbursements from the FDIC as of that date, which resulted in a decrease in the balance of the FDIC receivable.

The following table presents information regarding our consolidated allowance for loan losses, non-performing assets, and delinquencies at March 31, 2010 and December 31, 2009. Covered loans are considered to be performing due to the application of the yield accretion method under Codification Topic 310-30. Therefore, covered loans are not reflected in any of the amounts or asset quality measures provided in this table:

(dollars in thousands)	At or For the Three Months Ended March 31, 2010		At or For the Year Ended December 31, 2009
Allowance for Loan Losses:
Balance at beginning of period	$127,491		$94,368
Provision for loan losses	20,000		63,000
Charge-offs:
Multi-family	(6,146)		(15,261)
Commercial real estate	—		(530)
Acquisition, development, and construction	(1,451)		(5,990)
One- to four-family	—		(322)
Other loans	(2,457)		(7,828)

Total charge-offs	(10,054)		(29,931)
Recoveries	6		54

Balance at end of period	$137,443		$127,491

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$481,954		$393,113
Commercial real estate	97,128		70,618
Acquisition, development, and construction	110,071		79,228
One- to four-family	15,645		14,171

Total non-accrual mortgage loans	704,798		557,130
Other non-accrual loans	29,890		20,938

Total non-performing loans	734,688		578,068
Other real estate owned(1)	16,147		15,205

Total non-performing assets	$750,835		$593,273

Ratios:
Non-performing loans to total loans	2.61%		2.04%
Non-performing assets to total assets(1)	1.77		1.41
Allowance for loan losses to non-performing loans	18.71		22.05
Allowance for loan losses to total loans	0.49		0.45
Net charge-offs to average loans	0.04	(2)	0.13

Loans 30-89 Days Past Due:
Multi-family	$135,769		$155,790
Commercial real estate	48,435		42,324
Acquisition, development, and construction	6,721		48,838
One- to four-family	9,034		5,019
Other loans	17,932		21,036

Total loans 30-89 days past due	$217,891		$273,007

(1)	Excludes covered OREO acquired in the Desert Hills acquisition on March 26, 2010.
(2)	Presented on a non-annualized basis.

In accordance with GAAP, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a loan constitutes a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulty. Loans modified in a troubled debt restructuring are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. Loans modified in a troubled debt restructuring, all of which had non-accrual status, totaled $225.2 million and $184.8 million at March 31, 2010 and December 31, 2009, respectively.

Securities

Securities represented $5.5 billion, or 13.1%, of total assets at March 31, 2010, and were down $192.8 million from the balance recorded at December 31, 2009.

Available-for-sale securities represented $1.1 billion, or 19.9%, of total securities at the end of March, representing a three-month reduction of $414.4 million. Held-to-maturity securities accounted for the remaining $4.4 billion, or 80.1%, of total securities at March 31st and were up $221.6 million from the balance recorded at year-end 2009. In view of the volatility and uncertainty in the financial markets, we have been limiting our securities investments to government-sponsored enterprise (“GSE”) securities for several quarters. Accordingly, approximately 92% of the securities portfolio consisted of GSE obligations at March 31, 2010.

At the end of the quarter, mortgage-related securities represented $679.9 million, or 61.6%, of available-for-sale securities and $2.2 billion, or 49.2%, of securities held to maturity. Other securities accounted for $424.4 million, or 38.4%, of available-for-sale securities at the end of the quarter and for $2.3 billion, or 50.8%, of held-to-maturity securities. At March 31, 2010, the respective fair values of mortgage-related securities and other securities held to maturity were $2.3 billion and $2.2 billion, respectively, representing 103.7% and 99.3% of their respective carrying amounts.

The estimated weighted average life of the available-for-sale securities portfolio was 2.7 years at the close of the current first quarter, as compared to 2.2 years at December 31, 2009. The estimated weighted average life of available-for-sale mortgage-related securities was 2.6 years at March 31, 2010, as compared to 3.1 years at year-end.

Sources of Funds

The Parent Company (i.e., the Company on an unconsolidated basis) has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: capital raised through the issuance of stock; dividends paid to the Company by the Banks; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from the deposits we acquire in our business combinations or gather through our branch network, as well as brokered deposits; the use of borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment of loans and securities; and the cash flows generated through the sale of loans and securities.

In the fourth quarter of 2009 and the first quarter of 2010, our liquidity was enhanced by the acquisition-related infusion of cash and cash equivalents. As a result, the Company had $2.5 billion in cash and cash equivalents at March 31, 2010.

Loan repayments generated cash flows of $1.7 billion in the current first quarter, including sales of $896.5 million, primarily consisting of loans sold to Fannie Mae and Freddie Mac by AmTrust’s mortgage banking group. Securities generated cash flows of $753.1 million in the quarter. The cash flows from loans and securities were primarily invested in loan production and, to a lesser extent, in GSE obligations.

Deposits

Deposits rose to $22.7 billion at March 31, 2010 from $22.3 billion at December 31, 2009, and represented 53.6% and 52.9% of total assets at the respective dates. While the Desert Hills acquisition provided deposits of $374.9 million at the end of the quarter, the March 31st balance also reflected a meaningful level of organic deposit growth.

Deposit growth was somewhat curtailed by a decline in brokered deposits in the three months ended March 31, 2010. Although the vast majority of our deposits, historically, have been acquired through business combinations or gathered through our branch network, our mix of deposits has also included brokered certificates of deposit (“CDs”) and brokered money market accounts. In the first quarter of 2010, we reduced our balance of brokered CDs by $243.6 million to $114.9 million and our balance of brokered money market accounts by $161.4 million to $2.4 billion.

CDs represented $9.2 billion, or 40.4%, of total deposits at the end of the first quarter, and were up $131.9 million, or 1.46%, from the balance at December 31, 2009. At March 31, 2010, CDs due to mature within one year totaled $7.2 billion, representing 78.8% of total CDs at that date.

Core deposits (defined as all deposits other than CDs) rose $282.9 million linked-quarter to $13.5 billion, and represented 59.6% of total deposits at March 31, 2010. The increase was primarily due to a $260.6 million rise in NOW and money market accounts to $8.0 billion and an $85.7 million increase in savings accounts to $3.9 billion. These increases more than offset the impact of a $63.3 million decline in non-interest-bearing deposits to $1.7 billion.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased); junior subordinated debentures; and other borrowed funds (consisting primarily of preferred stock of subsidiaries and senior notes).

Wholesale borrowings totaled $12.8 billion at the close of the first quarter, as compared to $13.1 billion at December 31, 2009. The reduction was attributable to a $285.7 million decline in FHLB advances to $8.7 billion over the three-month period. While the bulk of our FHLB advances are with the FHLB-NY, the March 31, 2010 and December 31, 2009 amounts include $1.4 billion of FHLB-Cincinnati advances that were acquired in the AmTrust transaction. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at March 31, 2010 were repurchase agreements of $4.1 billion, equivalent to the balance at December 31, 2009. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to our ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use.

Junior subordinated debentures declined to $427.3 million at March 31, 2010 from $427.4 million at December 31, 2009.

Other borrowings totaled $653.6 million at the close of the first quarter, down $2.9 million from the balance at December 31, 2009. The reduction reflects our repurchase of certain REIT-preferred securities that had been issued by our merger partners in 2001 and 2003. The balance of other borrowings at March 31, 2010 and December 31, 2009 includes $602.0 million of fixed rate senior notes that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008.

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

To manage our interest rate risk, we continue to pursue the core components of our business model and engaged in a number of specific strategies to reduce our interest rate risk: (1) We continued to place an emphasis on the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized our cash flows to fund our loan production, as well as our more limited investments in GSE obligations; (3) We capitalized on the historically low level of the target federal funds rate to reduce our retail funding costs; (4) We reduced our wholesale funding, including brokered deposits; and (5) We improved our funding model by assuming Desert Hills’ deposits and by growing our retail deposits organically.

As a result of acquiring AmTrust’s mortgage banking operation in December, we have certain interest rate lock commitments to fund residential mortgage loans at specified rates and for a specific period of time. These commitments are considered derivative financial instruments, and are carried at fair value. Gains and losses due to changes in the fair value of the derivatives are recognized currently in earnings.

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

At March 31, 2010, our one-year gap was a positive 1.01%, as compared to a negative 1.63% at December 31, 2009.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2010 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2010 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 25% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At March 31, 2010
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$3,519,157	$5,348,942	$9,560,404	$6,756,228	$1,586,174	$1,435,660	$28,206,565
Mortgage-related securities(2)(3)	278,142	647,824	1,069,650	494,944	320,976	55,913	2,867,449
Other securities and money market investments(2)	3,030,270	172,156	118,080	28,137	2,061,641	44,592	5,454,876

Total interest-earning assets	6,827,569	6,168,922	10,748,134	7,279,309	3,968,791	1,536,165	36,528,890

INTEREST-BEARING LIABILITES:
NOW and Super NOW accounts	21,961	65,882	162,729	146,863	756,239	603,182	1,756,856
Money market accounts	2,600,159	569,973	1,094,349	700,383	1,206,216	38,910	6,209,990
Savings accounts	499,101	128,159	316,553	285,689	1,471,095	1,173,357	3,873,954
Certificates of deposit	2,507,967	4,726,926	1,843,255	101,180	6,434	—	9,185,762
Borrowed funds	807,385	640,186	1,231,257	961,704	9,888,752	346,566	13,875,850

Total interest-bearing liabilities	6,436,573	6,131,126	4,648,143	2,195,819	13,328,736	2,162,015	34,902,412

Interest rate sensitivity gap per period(4)	$390,996	$37,796	$6,099,991	$5,083,490	$(9,359,945)	$(625,850)	$1,626,478

Cumulative interest sensitivity gap	$390,996	$428,792	$6,528,783	$11,612,273	$2,252,328	$1,626,478

Cumulative interest sensitivity gap as a percentage of total assets	0.92%	1.01%	15.39%	27.37%	5.31%	3.83%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	106.07%	103.41%	137.92%	159.82%	106.88%	104.66%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at March 31, 2010, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Net Portfolio Value
+200	(16.92)%
+100	(8.19)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2010, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	2.14%
+100 over one year	1.78

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.5 billion at March 31, 2010 and $2.7 billion at December 31, 2009, primarily reflecting the liquidity provided through our FDIC-assisted transactions. Additional liquidity stems from our portfolio of available-for-sale securities, which totaled $1.1 billion at the end of March.

In the first three months of 2010, our loan and securities portfolios continued to be significant sources of liquidity, with loan sales and repayments generating cash flows of $918.6 million and $1.7 billion, respectively, and the sale and repayment of securities generating cash flows of $660,000 and $752.4 million, respectively, during this time.

Additional liquidity stems from the deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB.

Our primary investing activity is loan production, and in the first three months of 2010, the volume of loans originated exceeded the volume of loan repayments received. In the three months ended March 31, 2010, the net cash provided by investing activities totaled $467.0 million. During this time, our financing activities used net cash of $386.9 million and our operating activities used net cash of $203.1 million.

CDs due to mature in one year or less from March 31, 2010 totaled $7.2 billion, representing 78.8% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. There are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Off-Balance-Sheet Arrangements and Contractual Commitments

At March 31, 2010, we had outstanding loan commitments of $1.5 billion and outstanding letters of credit totaling $50.1 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current first quarter were comparable to the amounts at December 31, 2009, as disclosed in our 2009 Annual Report on Form 10-K.

In addition, we use various financial instruments, including derivatives, in connection with our strategies to reduce price risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments, swaps, and options. These derivatives relate to our mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope, based on the level and volatility of interests rates, the types of assets held, and other changes in market conditions. At March 31, 2010, we held derivative financial instruments with a notional value of $2.4 billion.

Capital Position

Stockholders’ equity rose $46.6 million from the balance recorded at December 31, 2009 to $5.4 billion at March 31, 2010. The March 31st balance was equivalent to 12.76% of total assets and a book value of $12.44 per share. By comparison, the December 31, 2009 balance was equivalent to 12.73% of total assets and a book value of $12.40 per share.

We calculate book value per share by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then dividing our total stockholders’ equity by the resultant number of shares. The number of unallocated ESOP shares at March 31, 2010 and December 31, 2009 was 224,436 and 299,248, respectively. We calculate book value per share in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding. The number of shares outstanding at the end of March includes 1.8 million shares that were sold through our DRP to capitalize the Desert Hills acquisition.

Excluding goodwill and CDI from stockholders’ equity, tangible stockholders’ equity rose $51.2 million from the December 31, 2009 balance to $2.9 billion at March 31, 2010. The latter amount was equivalent to 7.21% of tangible assets and a tangible book value of $6.61 per share; the year-end 2009 amount was equivalent to 7.13% of tangible assets and a tangible book value of $6.53 per share.

Excluding AOCL of $53.9 million and $49.9 million from the respective calculations, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose from 7.25% at the end of December to 7.33% at March 31st. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures provided earlier in this report.)

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at March 31, 2010. On a consolidated basis, our leverage capital equaled $3.4 billion, representing 8.51% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $3.4 billion and $3.6 billion, representing 14.27% and 14.84%, respectively, of risk-weighted assets. At December 31, 2009, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $3.4 billion, $3.4 billion, and $3.5 billion, representing 10.03% of adjusted average assets, 14.48% of risk-weighted assets, and 15.03% of risk-weighted assets, respectively.

In addition, as of March 31, 2010, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2010 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At March 31, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,423,525	8.51%	$3,423,525	14.27%	$3,560,968	14.84%
Regulatory capital requirement	1,609,729	4.00	959,780	4.00	1,919,560	8.00

Excess	$1,813,796	4.51%	$2,463,745	10.27%	$1,641,408	6.84%

Regulatory Capital Analysis (the Community Bank)

	At March 31, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,126,410	8.29%	$3,126,410	13.96%	$3,251,768	14.52%
Regulatory capital requirement	1,508,257	4.00	895,911	4.00	1,791,823	8.00

Excess	$1,618,153	4.29%	$2,230,499	9.96%	$1,459,945	6.52%

Regulatory Capital Analysis (the Commercial Bank)

	At March 31, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$278,222	11.87%	$278,222	18.37%	$290,933	19.21%
Regulatory capital requirement	93,721	4.00	60,595	4.00	121,189	8.00

Excess	$184,501	7.87%	$217,627	14.37%	$169,744	11.21%

Earnings Summary for the Three Months Ended March 31, 2010

In the first quarter of 2010, we generated earnings of $124.1 million, representing a $35.5 million, or 40.0%, increase from the level recorded in the first quarter of 2009. The first quarter 2010 amount was equivalent to $0.29 per diluted share, representing a year-over-year increase of $0.03, or 11.5%.

The year-over-year increase in earnings was attributable to an $87.7 million rise in net interest income and a $32.9 million rise in non-interest income, which more than offset a $14.0 million increase in the provision for loan losses and a $47.1 million increase in non-interest expense. Largely reflecting the resultant increase in pre-tax income, income tax expense rose $23.9 million year-over-year.

Subsequent to the issuance of our first quarter 2010 earnings release, we recorded a pre-tax OTTI loss of $12.8 million on certain trust preferred securities, which was equivalent to $7.8 million after-tax. Of the pre-tax amount, $331,000 was recorded in first quarter 2010 non-interest income and $12.5 million was recorded in AOCL at March 31, 2010.

In the fourth quarter of 2009, our earnings were increased to $154.9 million, or $0.41 per diluted share, by an $84.2 million, or $0.22 per diluted share, after-tax gain on the AmTrust acquisition, together with a $3.1 million, or $0.01 per diluted share, after-tax gain on the repurchase of certain REIT- and trust preferred securities and a $1.9 million after-tax gain on the termination of an AmTrust-related servicing hedge. The benefit of these gains was partly offset by a non-cash after-tax loss of $26.4 million, or $0.07 per diluted share, on the OTTI of certain investment securities and by after-tax acquisition-related costs of $5.5 million, or $0.01 per diluted share, relating to the AmTrust transaction. Other than after-tax acquisition-related costs of $1.7 million relating to the Desert Hills transaction, no comparable gains or losses were recorded in the first quarter of 2010.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate—the rate at which banks borrow funds overnight from one another—as it deems necessary. In the first quarter of 2010, as in the previous four quarters, the federal funds rate was maintained at a historically low range of zero to 0.25%.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. The average yield on the multi-family and CRE loans originated during the first quarter of 2010 was 5.66%, as compared to 5.82% and 6.14%, respectively, in the trailing and year-earlier three months. The five-year CMT was 2.43%, 2.30%, and 1.76% during the three months ended March 31, 2010, December 31, 2009, and March 31, 2009.

Net interest income is also influenced by the level of prepayment penalty income recorded, primarily in connection with the prepayment of multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in our interest rate spread and net interest margin. With refinancing activity significantly constrained by market conditions over the past several quarters, prepayment penalty income was a modest $1.3 million in the current first quarter, and $2.0 million and $1.2 million, respectively, in the three months ended December 31 and March 31, 2009. We would not expect to see a meaningful increase in prepayment penalty income until market conditions improve and refinancing activity increases significantly.

Net interest income rose $87.7 million, or 42.4%, year-over-year to $294.6 million, as an $82.3 million increase in interest income to $482.4 million combined with a $5.4 million reduction in interest expense to $187.8 million. In addition to the three-month benefit of the AmTrust acquisition, the year-over-year increase reflects the benefits of organic loan growth and the historically low level of the federal funds rate.

Year-Over-Year Comparison

Reflecting the assets acquired in the AmTrust transaction, as well as organic loan production, the average balance of interest-earning assets rose $6.0 billion year-over-year to $34.3 billion, significantly exceeding the impact of a four-basis point decline in the average yield to 5.62%. The higher balance was due to a $6.2 billion increase in average loans to $28.3 billion, which exceeded the impact of a $156.2 million reduction in the average balance of securities and money market investments to $6.0 billion. While the average yield on loans rose two basis points year-over-year to 5.85% in the current first quarter, the benefit of this increase was exceeded by the impact of a 51-basis point decline in the average yield on securities and money market investments to 4.55%. As a result, the interest income produced by loans rose $92.0 million year-over-year, to $413.7 million, more than offsetting the impact of a $9.7 million decline in the interest income produced by securities and money market investments to $68.7 million.

In the first quarter of 2010, the Company’s interest expense continued to benefit from the maintenance of the federal funds rate at a historically low level, and from the acquisition-driven infusion of lower-cost funds. Although the average balance of interest-bearing liabilities rose $8.4 billion year-over-year to $35.1 billion, the cost of such liabilities declined 76 basis points during this time to 2.17%. Interest-bearing deposits generated interest expense of $59.7 million in the current first quarter, a $4.8 million reduction from the year-earlier amount. The decrease was the net effect of an $8.5 billion rise in the average balance to $21.2 billion and a 93-basis point reduction in the average cost of such funds to 1.14%. Borrowed funds generated first quarter 2010 interest expense of $128.1 million, modestly below the year-earlier level, the net effect of a $132.5 million decline in the average balance to $13.9 billion and a two-basis point increase in the average cost to 3.73%.

Linked-Quarter Comparison

Largely reflecting the three-month benefit of the AmTrust acquisition, net interest income rose $40.1 million, or 15.8%, from the trailing quarter level, the net effect of a $52.5 million increase in interest income and a $12.4 million increase in interest expense.

The linked-quarter rise in interest income was the result of a $3.7 billion increase in the average balance of interest-earning assets and a two-basis point increase in the average yield. During the quarter, the average balance of loans rose $3.6 billion, and the average yield on such assets rose 10 basis points. While the average balance of securities and money market investments rose $85.6 million during this time, the benefit was tempered by a 47-basis point reduction in the average yield. As a result, the interest income produced by loans rose $58.6 million over the course of the quarter, offsetting the impact of a $6.0 million decline in the interest income produced by securities and money market investments.

The linked-quarter increase in interest expense was the net effect of a $5.5 billion increase in the average balance of interest-bearing liabilities and a 19-basis point reduction in the average cost of funds. During the quarter, the average balance of interest-bearing deposits rose $5.4 billion, exceeding the benefit of a two-basis point reduction in the average cost. As a result, the interest expense produced by interest-bearing deposits rose $13.5 million in the current first quarter from the level recorded in the fourth quarter of 2009. However, the interest expense produced by borrowed funds declined by $1.1 million over the course of the quarter, despite a $137.9 million increase in the average balance and a one-basis point increase in the average cost of such funds.

Interest Rate Spread and Net Interest Margin

Reflecting the same factors that drove the increase in net interest income, the Company's spread and margin expanded in the first quarter of 2010. At 3.45%, the spread was up 72 basis points year-over-year and 21 basis points linked-quarter, and the margin rose 52 and eight basis points, respectively, to 3.41%.

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

Net Interest Income Analysis (Year-over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended March 31,
	2010				2009
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$28,289,706	$413,675	5.85%		$22,108,647	$321,717	5.83%
Securities and money market investments	6,044,545	68,703	4.55		6,200,776	78,389	5.06

Total interest-earning assets	34,334,251	482,378	5.62		28,309,423	400,106	5.66
Non-interest-earning assets	8,178,813				3,887,498

Total assets	$42,513,064				$32,196,921

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,363,939	$16,431	0.80%		$3,662,920	$7,563	0.84%
Savings accounts	3,820,433	5,745	0.61		2,602,051	4,216	0.66
Certificates of deposit	8,977,527	37,553	1.70		6,390,655	52,723	3.35

Total interest-bearing deposits	21,161,899	59,729	1.14		12,655,626	64,502	2.07
Borrowed funds	13,909,058	128,065	3.73		14,041,521	128,689	3.71

Total interest-bearing liabilities	35,070,957	187,794	2.17		26,697,147	193,191	2.93
Non-interest-bearing deposits	1,696,176				1,143,996
Other liabilities	381,693				193,567

Total liabilities	37,148,826				28,034,710
Stockholders’ equity	5,364,238				4,162,211

Total liabilities and stockholders’ equity	$42,513,064				$32,196,921

Net interest income/interest rate spread		$294,584	3.45%			$206,915	2.73%

Net interest margin			3.41%				2.89%

Ratio of interest-earning assets to interest-bearing liabilities			0.98	x			1.06	x

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	March 31, 2010				December 31, 2009
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$28,289,706	$413,675	5.85%		$24,705,898	$355,124	5.75%
Securities and money market investments	6,044,545	68,703	4.55		5,958,918	74,750	5.02

Total interest-earning assets	34,334,251	482,378	5.62		30,664,816	429,874	5.60
Non-interest-earning assets	8,178,813				5,051,203

Total assets	$42,513,064				$35,716,019

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,363,939	$16,431	0.80%		$5,928,202	$11,531	0.77%
Savings accounts	3,820,433	5,745	0.61		3,198,211	4,391	0.54
Certificates of deposit	8,977,527	37,553	1.70		6,645,878	30,346	1.81

Total interest-bearing deposits	21,161,899	59,729	1.14		15,772,291	46,268	1.16
Borrowed funds	13,909,058	128,065	3.73		13,771,132	129,141	3.72

Total interest-bearing liabilities	35,070,957	187,794	2.17		29,543,423	175,409	2.36
Non-interest-bearing deposits	1,696,176				1,394,761
Other liabilities	381,693				180,365

Total liabilities	37,148,826				31,118,549
Stockholders’ equity	5,364,238				4,597,470

Total liabilities and stockholders’ equity	$42,513,064				$35,716,019

Net interest income/interest rate spread		$294,584	3.45%			$254,465	3.24%

Net interest margin			3.41%				3.33%

Ratio of interest-earning assets to interest-bearing liabilities			0.98	x			1.04	x

Provision for Loan Losses

The provision for loan losses is based on management’s assessment of the adequacy of the loan loss allowance which, in turn, is based on its evaluation of inherent losses in the loan portfolio in accordance with GAAP. This evaluation considers several factors, including the current and historical performance of the loan portfolio; its inherent risk characteristics; the level of non-performing loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

In the first quarter of 2010, we recorded a loan loss provision of $20.0 million, as compared to $30.0 million in the trailing quarter and $6.0 million in the first quarter of 2009. Reflecting the first quarter 2010 provision and net charge-offs of $10.0 million, the allowance for loan losses rose $10.0 million from the December 31st balance to $137.4 million at March 31st. The year-over-year increase in the loan loss allowance was $42.1 million, or 44.2%.

Please see "Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the discussion of asset quality that appears in the balance sheet summary.

Non-Interest Income

The Company has three primary components of non-interest income: fee income, income from bank-owned life insurance (“BOLI”), and other income. Included in other income are the revenues provided by our investment advisory subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), the revenues generated through the sale of third-party investment products in our branches; and, since December 2009, mortgage banking income, primarily stemming from AmTrust’s mortgage banking operation.

Primarily reflecting the three-month benefit of the AmTrust acquisition, fee income rose $4.7 million, or 50.3%, year-over-year, to $14.0 million in the current first quarter, while other income rose $28.1 million to $34.1 million during this time. Included in the latter amount was mortgage banking income of $27.5 million, which primarily consists of the fees and net gains generated by AmTrust's mortgage banking operation through the aggregation and sale of agency-conforming one- to four-family loans to Fannie Mae and Freddie Mac.

Reflecting these increases, together with a rise in BOLI income and a modest gain on the repurchase of certain REIT-preferred securities, non-interest income rose $32.9 million year-over-year to $55.0 million in the three months ended March 31, 2010. The year-over-year increase was partly offset by a $723,000 OTTI loss on securities.

In the fourth quarter of 2009, non-interest income was increased to $138.1 million by a $139.6 million gain on the AmTrust acquisition and by a $4.3 million gain on the repurchase of certain REIT and trust preferred securities. These gains were somewhat tempered by a $43.5 million OTTI loss on certain securities.

The following table summarizes the components of non-interest income for the three months ended March 31, 2010, December 31, 2009, and March 31, 2009:

	For the Three Months Ended
(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Fee income	$13,965	$11,819	$9,291
BOLI income	7,401	6,924	6,840
Net (loss) gain on sale of securities	(8)	338	—
Gain on debt repurchase	293	4,337	—
Gain on AmTrust acquisition	—	139,607	—
Loss on OTTI of securities	(723)	(43,530)	—
Other income:
Mortgage banking income	27,533	12,129	—
PBC	3,180	3,036	2,226
Third-party investment product sales	1,857	2,018	2,761
Other	1,546	1,424	1,058

Total other income	34,116	18,607	6,045

Total non-interest income	$55,044	$138,102	$22,176

Non-Interest Expense

Non-interest expense generally consists of two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

Largely reflecting the three-month impact of the AmTrust acquisition in December, non-interest expense totaled $136.7 million in the current first quarter, representing a linked-quarter increase of $22.4 million and a year-over-year increase of $47.1 million. Operating expenses accounted for $128.9 million of the first quarter 2010 total, and were up $20.8 million and $44.9 million, respectively, over the three- and twelve-month periods.

Compensation and benefits expense accounted for the bulk of these increases, largely reflecting the addition of AmTrust’s branch and back-office staff. At $66.9 million, compensation and benefits expense was up $15.8 million from the trailing-quarter level and $24.5 million year-over-year.

Occupancy and equipment expense rose $2.3 million and $2.9 million, respectively, from the December 31 and March 31, 2009 levels to $21.7 million at March 31, 2010. Both increases reflect the expansion of the branch network from 210 to 276 branches as a result of the AmTrust acquisition on December 4, 2009.

G&A expense rose $17.5 million year-over-year to $40.3 million, and was up $2.7 million linked-quarter, once again reflecting the Company's acquisition-driven growth. Included in the first quarter 2010 and fourth quarter 2009 amounts were acquisition-related costs of $2.7 million and $7.5 million, respectively; there were no comparable G&A expenses in the first quarter of 2009.

The year-over-year increase in G&A expense also reflects a $6.3 million, or 102.7%, rise in FDIC insurance premiums to $12.5 million.

Reflecting the CDI acquired in the AmTrust and Desert Hills transactions, CDI amortization totaled $7.9 million in the current first quarter, as compared to $6.2 million and $5.7 million, respectively, in the three months ended December 31 and March 31, 2009.

Income Tax Expense

Income tax expense, which consists of federal, state, and local taxes, totaled $68.7 million in the current first quarter, as compared to $93.3 million in the trailing quarter and to $44.8 million in the first quarter of 2009.

The year-over-year increase was attributable to a $59.4 million rise in pre-tax income to $192.9 million and an increase in the effective tax rate from 33.56% to 35.63%. The level of income tax expense we recorded in the fourth quarter of 2009 was largely due to the impact of the AmTrust acquisition-related gain of $139.6 million on our pre-tax income and our effective tax rate, which were $248.2 million and 37.58%, respectively, in the three months ended December 31, 2009.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 86—90 of our 2009 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2010. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” in this quarterly report.

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

(b) Internal Control over Financial Reporting

In connection with the AmTrust acquisition, the Community Bank and the Company adopted certain internal controls and procedures relating to the AmTrust mortgage origination and servicing businesses. The Company considers these internal controls and procedures to be reasonably likely to materially affect its internal control over financial reporting and has extended its Sarbanes-Oxley Act Section 404 compliance program to include such controls and procedures.

Except as disclosed above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, or future results. In the three months ended March 31, 2010, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2010, the Company allocated $1.7 million toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: January 1, 2010 through January 31, 2010	116,066	$14.70	116,066	1,119,924

Month #2: February 1, 2010 through February 28, 2010	—	—	—	1,119,924

Month #3: March 1, 2010 through March 31, 2010	—	—	—	1,119,924

Total	116,066	$14.70	116,066

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 1,119,924 shares were still available for repurchase at March 31, 2010. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

Use of Proceeds

In December 2009, we issued 69,000,000 shares in a common stock offering that generated net proceeds of $864.9 million. Of this amount, $827.0 million was contributed to the capital of the Community Bank and was used for its general corporate purposes. The remaining $37.9 million was retained by the Holding Company for general corporate purposes.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 2.1:	Purchase and Assumption Agreement - Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Desert Hills Bank, Phoenix, Arizona, the Federal Deposit Insurance Corporation, and New York Community Bank, dated as of March 26, 2010 (5)

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101*:	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).
(5)	Incorporated by reference into this document from Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2010.

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc. (Registrant)

DATE: May 10, 2010	BY:	/S/ JOSEPH R. FICALORA
Joseph R. Ficalora
Chairman, President, and Chief Executive Officer

DATE: May 10, 2010	BY:	/S/ THOMAS R. CANGEMI
Thomas R. Cangemi
Senior Executive Vice President and Chief Financial Officer