Form 10-Q
period 2010-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2010-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

435,545,171

Number of shares of common stock outstanding at

August 3, 2010

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2010

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Cash and cash equivalents	$2,614,325	$2,670,857
Securities available for sale:
Mortgage-related ($543,383 and $602,233 pledged, respectively)	597,970	774,205
Other securities ($234,771 and $302,022 pledged, respectively)	333,963	744,441

Total available-for-sale securities	931,933	1,518,646

Securities held to maturity:
Mortgage-related ($1,812,723 and $2,459,161 pledged, respectively) (fair value of $1,906,106 and $2,551,608, respectively)	1,819,478	2,465,956
Other securities ($1,659,065 and $1,564,585 pledged, respectively) (fair value of $1,955,285 and $1,698,054, respectively)	1,945,836	1,757,641

Total held-to-maturity securities	3,765,314	4,223,597

Total securities	4,697,247	5,742,243
Loans held for sale	930,565	—
Non-covered loans held for investment, net of deferred loan fees and costs	23,592,926	23,376,599
Less: Allowance for loan losses	(140,583)	(127,491)

Non-covered loans held for investment, net	23,452,343	23,249,108
Covered loans (includes $351.3 million of loans held for sale at December 31, 2009)	4,626,574	5,016,100

Total loans, net	29,009,482	28,265,208
Federal Home Loan Bank (“FHLB”) stock, at cost	446,845	496,742
Premises and equipment, net	200,233	205,165
FDIC loss share receivable	825,608	743,276
Goodwill	2,436,327	2,436,401
Core deposit intangibles, net	93,226	105,764
Bank-owned life insurance	728,946	715,962
Other assets (includes $38.0 million of other real estate owned (“OREO”) covered by FDIC loss sharing agreements at June 30, 2010)	958,508	772,251

Total assets	$42,010,747	$42,153,869

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$8,178,524	$7,706,288
Savings accounts	3,915,083	3,788,294
Certificates of deposit	8,635,360	9,053,891
Non-interest-bearing accounts	1,714,701	1,767,938

Total deposits	22,443,668	22,316,411

Borrowed funds:
FHLB advances	8,460,674	8,955,769
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	12,585,674	13,080,769
Junior subordinated debentures	427,205	427,371
Other borrowings	653,605	656,546

Total borrowed funds	13,666,484	14,164,686
Other liabilities	454,161	305,870

Total liabilities	36,564,313	36,786,967

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 435,504,508 and 433,197,332 shares issued and outstanding, respectively)	4,355	4,332
Paid-in capital in excess of par	5,276,635	5,238,231
Retained earnings	218,730	175,193
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(481)	(951)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax	1,138	(457)
Net unrealized loss on securities transferred from available-for-sale to held to maturity and the non-credit portion of other-than-temporary impairment (“OTTI”) losses, net of tax	(15,909)	(9,744)
Net unrealized loss on pension and post-retirement obligations, net of tax	(38,034)	(39,702)

Total accumulated other comprehensive loss, net of tax	(52,805)	(49,903)

Total stockholders’ equity	5,446,434	5,366,902

Total liabilities and stockholders’ equity	$42,010,747	$42,153,869

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income:
Mortgage and other loans	$417,168	$321,640	$830,843	$643,357
Securities and money market investments	66,019	80,056	134,722	158,445

Total interest income	483,187	401,696	965,565	801,802

Interest Expense:
NOW and money market accounts	16,413	7,314	32,844	14,877
Savings accounts	5,800	3,565	11,545	7,781
Certificates of deposit	37,327	44,617	74,880	97,340
Borrowed funds	129,446	128,615	257,511	257,304

Total interest expense	188,986	184,111	376,780	377,302

Net interest income	294,201	217,585	588,785	424,500
Provision for loan losses	22,000	12,000	42,000	18,000

Net interest income after provision for loan losses	272,201	205,585	546,785	406,500

Non-Interest Income (Loss):
Total loss on OTTI of securities	(481)	(51,073)	(13,666)	(51,073)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	59	11,345	12,521	11,345

Net loss on OTTI recognized in earnings	(422)	(39,728)	(1,145)	(39,728)
Fee income	14,088	9,282	28,053	18,573
Bank-owned life insurance	6,775	6,728	14,176	13,568
Net loss on sale of securities	—	—	(8)	—
Gain on business acquisition	10,780	—	10,780	—
Gain on debt repurchase	—	—	293	—
Other	49,192	6,007	83,308	12,052

Total non-interest income (loss)	80,413	(17,711)	135,457	4,465

Non-Interest Expense:
Operating expenses:
Compensation and benefits	67,797	45,045	134,697	87,467
Occupancy and equipment	22,115	17,907	43,780	36,643
General and administrative	43,576	38,975	83,866	61,728

Total operating expenses	133,488	101,927	262,343	185,838
Amortization of core deposit intangibles	7,883	5,476	15,775	11,163

Total non-interest expense	141,371	107,403	278,118	197,001

Income before income taxes	211,243	80,471	404,124	213,964
Income tax expense	74,985	24,023	143,717	68,827

Net Income	$136,258	$56,448	$260,407	$145,137

Other comprehensive income, net of tax:
Change in net unrealized gain on securities and non-credit portion of OTTI for the period	212	1,264	(4,571)	9,294
Change in pension and post-retirement obligations	835	1,111	1,669	2,314

Total comprehensive income, net of tax	$137,305	$58,823	$257,505	$156,745

Basic earnings per share	$0.31	$0.16	$0.60	$0.42

Diluted earnings per share	$0.31	$0.16	$0.60	$0.42

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended
June 30, 2010
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,332
Shares issued for restricted stock awards (353,944 shares)	4
Shares issued for stock options exercised (186,750 shares)	2
Shares issued in connection with the direct stock purchase feature of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) (1,766,482 shares)	17

Balance at end of period	4,355

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,238,231
Allocation of ESOP stock	1,899
Shares issued for restricted stock awards, net of forfeitures	(1,114)
Compensation expense related to restricted stock awards	5,693
Exercise of stock options	1,905
Tax effect of stock plans	1,103
Shares issued in connection with the direct stock purchase feature of the DRP	28,918

Balance at end of period	5,276,635

Retained Earnings:
Balance at beginning of year	175,193
Net income	260,407
Dividends paid on common stock ($0.50 per share)	(216,870)

Balance at end of period	218,730

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (175,537 shares)	(2,758)
Exercise of stock options (104,981 shares)	1,648
Shares issued for restricted stock awards (70,556 shares)	1,110

Balance at end of period	—

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(951)
Earned portion of ESOP	470

Balance at end of period	(481)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(49,903)
Change in net unrealized gain on securities available for sale, net of tax of $637	958
Non-credit portion of OTTI loss recognized in other comprehensive income, net of tax of $4,861	(7,660)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $905	1,426
Change in pension and post-retirement obligations, net of tax of $1,058	1,669
Reclassification adjustment for loss on sale and OTTI of securities, net of tax of $448	705

Balance at end of period	(52,805)

Total stockholders’ equity at end of period	$5,446,434

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$260,407	$145,137
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	42,000	18,000
Depreciation and amortization	9,752	10,016
Amortization of premiums (accretion of discounts), net	2,763	(3,943)
Net change in net deferred loan origination costs and fees	2,953	(932)
Amortization of core deposit intangibles	15,775	11,163
Net loss on sale of securities	8	—
Net gain on sale of loans	(25,814)	(285)
Gain on business acquisition	(10,780)	—
Stock plan-related compensation	8,062	6,679
Loss on OTTI of securities recognized in earnings	1,145	39,728
Changes in assets and liabilities:
Decrease (increase) in deferred tax asset, net	12,200	(16,138)
Increase in other assets	(189,344)	(85,622)
Increase (decrease) in other liabilities	144,793	(135,111)
Origination of loans held for sale	(3,507,401)	(50,619)
Proceeds from sale of loans originated for sale	2,953,595	43,032

Net cash used in operating activities	(279,886)	(18,895)

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	1,780,505	1,900,150
Proceeds from repayment of securities available for sale	588,726	150,050
Proceeds from sale of securities available for sale	660	—
Purchase of securities held to maturity	(1,331,059)	(1,808,546)
Net redemption (purchase) of FHLB stock	53,484	(38,084)
Net increase in loans	(12,895)	(590,433)
Purchase of premises and equipment, net	(4,820)	(3,391)
Net cash acquired in business acquisition	140,895	—

Net cash provided by (used in) investing activities	1,215,496	(390,254)

Cash Flows from Financing Activities:
Net decrease in deposits	(263,385)	(21,567)
Net increase in short-term borrowed funds	—	512,500
Net (decrease) increase in long-term borrowed funds	(542,706)	49,793
Tax effect of stock plans	1,103	1,321
Cash dividends paid on common stock	(216,870)	(172,113)
Treasury stock purchases	(2,758)	(1,262)
Net cash received from stock option exercises	3,539	25
Proceeds from issuance of common stock, net	28,935	—

Net cash (used in) provided by financing activities	(992,142)	368,697

Net decrease in cash and cash equivalents	(56,532)	(40,452)
Cash and cash equivalents at beginning of period	2,670,857	203,216

Cash and cash equivalents at end of period	$2,614,325	$162,764

Supplemental information:
Cash paid for interest	$414,470	$380,345
Cash paid for income taxes	147,548	162,382
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	20,890	561

Note:	Excluding the core deposit intangible and the FDIC loss share receivable, the fair values of non-cash assets acquired and of liabilities assumed in the acquisition of Desert Hills Bank on March 26, 2010 were $245.4 million and $445.6 million, respectively.

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two bank subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

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

As part of the Purchase and Assumption Agreement entered into by the Community Bank with the FDIC in connection with the AmTrust acquisition, the Community Bank entered into loss sharing agreements, in accordance with which the FDIC will cover a substantial portion of any future losses on the acquired loans. The acquired loans that are subject to the loss sharing agreements are collectively referred to as “covered loans.” Under the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Community Bank for 80% of losses up to $907.0 million and 95% of losses in excess of $907.0 million with respect to the covered loans. The Community Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Community Bank 80% reimbursement, and for 95% of recoveries with respect to losses for which the FDIC paid the Community Bank 95% reimbursement under the loss sharing agreements. The expected net reimbursements under the loss sharing agreements were recorded as an indemnification asset (an “FDIC loss share receivable”) at an estimated fair value of $740.0 million on the acquisition date. The loss sharing agreements are subject to the Company following certain servicing procedures, as specified in the loss sharing agreements with the FDIC.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the net assets acquired and the estimated fair value adjustments resulting in the net gain follows:

(in thousands)	December 4, 2009
AmTrust’s cost basis liabilities in excess of assets	$(2,799,630)
Cash payments received from the FDIC	3,220,650

Net assets acquired before fair value adjustments	421,020
Fair value adjustments:
Loans	(946,083)
FDIC loss share receivable	740,000
Core deposit intangible	40,797
Federal Home Loan Bank (“FHLB”) borrowings	(69,814)
Repurchase agreements	(11,180)
Certificates of deposit	(26,858)
FDIC equity appreciation instrument	(8,275)

Pre-tax gain on the AmTrust acquisition	$139,607
Deferred income tax liability	(55,410)

Net after-tax gain on the AmTrust acquisition	$84,197

The net after-tax gain represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed, and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. As indicated in the preceding table, net liabilities of $2.8 billion (i.e., the cost basis) were transferred to the Company in the AmTrust acquisition, and the FDIC made cash payments to the Company totaling $3.2 billion.

In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The Community Bank and the FDIC may engage in discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Community Bank and/or the purchase price.

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

In addition, as part of the consideration for the transaction, the Company issued an equity appreciation instrument to the FDIC. Under the terms of the equity appreciation instrument, the FDIC had the opportunity to obtain, at the sole option of the Company, a cash payment or shares of its common stock with a value equal to the product of (a) $25 million and (b) the amount by which the average of the volume-weighted average price of its common stock for each of the two New York Stock Exchange trading days immediately prior to the exercise of the equity appreciation instrument exceeded $12.33. The equity appreciation instrument was exercisable by the FDIC from December 9, 2009 through December 23, 2009 and was valued at $8.3 million when issued. The FDIC exercised the equity appreciation instrument, which was settled in cash for $23.3 million by the Company.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, the Company extinguished the acquired repurchase agreements with a cash payment of $461.2 million.

Desert Hills Bank

On March 26, 2010, the Community Bank acquired certain assets and assumed certain liabilities of Desert Hills Bank (“Desert Hills”) from the FDIC in an FDIC-assisted transaction (the “Desert Hills acquisition”). Headquartered in Phoenix, Arizona, Desert Hills operated six branch locations in Arizona. In the second quarter of 2010, three of those locations were consolidated into neighboring branches of AmTrust Bank.

The purpose of the Desert Hills acquisition was to strengthen the Company’s franchise in Arizona and to enhance its funding mix with the acquisition of low-cost core deposits.

As part of the Purchase and Assumption Agreement entered into by the Community Bank with the FDIC in connection with the Desert Hills acquisition, the Community Bank entered into loss sharing agreements in accordance with which the FDIC will cover a substantial portion of any future losses on loans and other real estate owned (“OREO”). The acquired loans that are subject to the loss sharing agreements are collectively referred to as “covered loans” and the acquired OREO that is subject to the loss sharing agreements is collectively referred to as “covered OREO.” The loans and OREO acquired in the Desert Hills acquisition are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Community Bank for 80% of losses of up to $101.4 million and 95% of losses in excess of $101.4 million with respect to the covered assets.

In addition, the Community Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Community Bank 80% reimbursement, and for 95% of recoveries with respect to losses for which the FDIC paid the Community Bank 95% reimbursement under the loss sharing agreements. The expected net reimbursements under the loss sharing agreements were recorded as an indemnification asset (an FDIC loss share receivable) at an estimated fair value of $62.6 million on the acquisition date. The loss sharing agreements are subject to the Company following certain servicing procedures, as specified in the loss sharing agreements with the FDIC.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The application of the acquisition method of accounting resulted in a bargain purchase gain of $10.8 million, which is included in “non-interest income” in the Company’s Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 2010. This gain amounted to $6.6 million after-tax.

Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. The Community Bank acquired assets at fair value including $140.9 million in cash and cash equivalents (inclusive of $86.8 million received from the FDIC), loans of $196.7 million, OREO of $38.6 million, and securities of $5.2 million. The Community Bank also assumed, at fair value, $390.6 million in deposits and $44.5 million in FHLB-San Francisco advances. These advances were extinguished by the Community Bank in March with a cash payment of $44.5 million on March 29, 2010.

In many cases, the determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary. They are also subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. The Community Bank and the FDIC may engage in discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Community Bank and/or the purchase price.

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

Loans

The acquired loan portfolios were segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages, HELOCs, commercial and industrial, or consumer), borrower type, and payment status (performing or non-performing). The estimated fair values of mortgage and other loans were computed by discounting the anticipated cash flows from the respective portfolios. We estimated the cash flows expected to be collected at the acquisition date by using interest rate risk and prepayment risk models that incorporated our best estimate of current key assumptions, such as default rates,

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss severity rates, and prepayment speeds. Prepayment assumptions use swap rates and various relevant reference rates (e.g., U.S. Treasury obligations) as benchmarks. Prepayment assumptions are developed by reference to historical prepayment speeds of loans with similar characteristics and by developing base curves for loans with particular reset and prepayment penalty periods. Once the base curves are determined, other factors that will influence constant prepayment rates in the future include, but are not limited to, current loan-to-value ratios, loan balances, home price appreciation, documentation type, and forward rates. Loss severity rates are based on, or developed by using, historical loss rates of loans in a loan performance database. The major inputs include, but are not limited to, current loan-to-value ratios, home price appreciation, payment history, original FICO scores, original debt-to-income ratios, property type, and loan balances.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3. Stock-Based Compensation

At June 30, 2010, the Company had 4,640,158 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). Under the 2006 Stock Incentive Plan, the Company granted 424,500 shares of restricted stock in the six months ended June 30, 2010, with an average fair value of $16.31 per share on the date of grant and a vesting period of five years. The six-month amount includes 25,000 shares that were granted in the second quarter with an average fair value of $16.60 per share on the date of grant. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.8 million and $2.3 million, respectively, in the three months ended June 30, 2010 and 2009, and $5.7 million and $4.8 million, respectively, in the six months ended at those dates.

A summary of activity with regard to restricted stock awards during the six months ended June 30, 2010 is presented in the following table:

	For the Six Months Ended June 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	3,000,824	$13.95
Granted	424,500	16.31
Vested	(444,800)	15.93
Forfeited/expired	(11,600)	13.45

Unvested at June 30, 2010	2,968,924	13.99

As of June 30, 2010, unrecognized compensation costs relating to unvested restricted stock totaled $37.3 million. This amount will be recognized over a remaining weighted average period of 3.8 years.

In addition, the Company had eleven stock option plans at June 30, 2010: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the T R Financial Corp. 1993 Incentive Stock Option Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group, Inc. Stock Option Plans (all eleven plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

Using the modified prospective approach, the Company recognizes compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during the six months ended June 30, 2010 or the year ended December 31, 2009, the Company did not record any compensation and benefits expense relating to stock options during these periods.

Generally, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At June 30, 2010, there were 12,720,656 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,151 at June 30, 2010.

The status of the Company’s Stock Option Plans at June 30, 2010 and the changes that occurred during the six months ended at that date are summarized in the following table:

	For the Six Months Ended June 30, 2010
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable at January 1, 2010	13,037,564	$15.56
Exercised	(305,458)	11.53
Forfeited/expired	(11,450)	16.28

Stock options outstanding and exercisable at June 30, 2010	12,720,656	15.66

Total stock options outstanding and exercisable at June 30, 2010 had a weighted average remaining contractual life of 1.84 years, a weighted average exercise price of $15.66 per share, and an aggregate intrinsic value of $9.1 million. The intrinsic value of options exercised during the six months ended June 30, 2010 was $1.5 million. The intrinsic value of options exercised in the year-earlier six-month period was nominal.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale at June 30, 2010 and December 31, 2009:

	June 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$227,822	$9,613	$5	$237,430
GSE CMOs(2)	277,150	11,283	—	288,433
Private label CMOs	75,203	—	3,096	72,107

Total mortgage-related securities	$580,175	$20,896	$3,101	$597,970

Other Securities:
U.S. Treasury obligations	$228,964	$635	$—	$229,599
GSE debentures	621	13	—	634
Corporate bonds	5,810	3	750	5,063
State, county, and municipal	1,424	51	1	1,474
Capital trust notes	38,273	7,007	4,940	40,340
Preferred stock	31,400	60	11,775	19,685
Common stock	43,759	2,100	8,691	37,168

Total other securities	$350,251	$9,869	$26,157	$333,963

Total securities available for sale(3)	$930,426	$30,765	$29,258	$931,933

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	As of June 30, 2010, the non-credit portion of OTTI recorded in accumulated other comprehensive loss, net of tax (“AOCL”) was $571,000 (before taxes).

As of June 30, 2010, the amortized cost of marketable equity securities included perpetual preferred stock of $31.4 million and common stock of $43.8 million. Perpetual preferred stock consisted of investments in two

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial institutions: one of the largest banking and financial services organizations in the world and a Florida-based diversified financial services firm that provides a variety of banking, wealth management, and outsourced business processing services to high-net worth clients and premier financial institutions. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible.

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$264,769	$7,741	$702	$271,808
GSE CMOs	400,770	16,013	—	416,783
Private label CMOs	91,612	—	5,998	85,614

Total mortgage-related securities	$757,151	$23,754	$6,700	$774,205

Other Securities:
U.S. Treasury obligations	$607,022	$21	$592	$606,451
GSE debentures	30,179	11	—	30,190
Corporate bonds	5,811	9	919	4,901
State, county, and municipal	6,402	38	281	6,159
Capital trust notes	39,151	5,125	5,438	38,838
Preferred stock	31,400	1,117	11,283	21,234
Common stock	42,693	1,606	7,631	36,668

Total other securities	$762,658	$7,927	$26,144	$744,441

Total securities available for sale	$1,519,809	$31,681	$32,844	$1,518,646

The following tables summarize the Company’s portfolio of securities held to maturity at June 30, 2010 and December 31, 2009:

	June 30, 2010
(in thousands)	Amortized Cost	Carrying Amount(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$186,425	$186,425	$17,070	$—	$203,495
GSE CMOs	1,626,298	1,626,298	69,558	—	1,695,856
Other mortgage-related securities	6,755	6,755	—	—	6,755

Total mortgage-related securities	$1,819,478	$1,819,478	$86,628	$—	$1,906,106

Other Securities:
GSE debentures	$1,692,652	$1,692,652	$10,808	$—	$1,703,460
Corporate bonds	97,088	97,088	7,578	—	104,666
Capital trust notes	178,044	156,096	17,965	26,902	147,159

Total other securities	$1,967,784	$1,945,836	$36,351	$26,902	$1,955,285

Total securities held to maturity	$3,787,262	$3,765,314	$122,979	$26,902	$3,861,391

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At June 30, 2010, the non-credit portion recorded in AOCL was $21.9 million (before taxes).

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$234,290	$234,290	$16,031	$—	$250,321
GSE CMOs	2,224,873	2,224,873	75,948	6,327	2,294,494
Other mortgage-related securities	6,793	6,793	—	—	6,793

Total mortgage-related securities	$2,465,956	$2,465,956	$91,979	$6,327	$2,551,608

Other Securities:
GSE debentures	$1,489,488	$1,489,488	$564	$24,505	$1,465,547
Corporate bonds	101,084	101,084	4,363	1,578	103,869
Capital trust notes	176,784	167,069	2,054	40,485	128,638

Total other securities	$1,767,356	$1,757,641	$6,981	$66,568	$1,698,054

Total securities held to maturity	$4,233,312	$4,223,597	$98,960	$72,895	$4,249,662

Included in the $187.5 million market value of the capital trust note portfolio held at June 30, 2010 are three pooled trust preferred securities. The table below details the pooled trust preferred securities that have at least one credit rating below investment grade as of June 30, 2010:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$625
Fair value	21,459	553	1,251
Unrealized gain/(loss)	6,495	—	626
Lowest credit rating assigned to security	B	CC	CC
Number of banks currently performing	26	63	23
Actual deferrals and defaults as a percentage of original collateral	6%	28%	36%
Expected deferrals and defaults as a percentage of remaining performing collateral	25	27	0
Expected recoveries as a percentage of remaining performing collateral	0	0	10
Excess subordination as a percentage of remaining performing collateral	8	0	0

As of June 30, 2010, after taking into account our best estimates of future deferrals, defaults, and recoveries, two of our pooled trust preferred securities had no excess subordination in the classes we own and one had excess subordination of 8%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class we own, after taking into account these projected deferrals, defaults, and recoveries.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a roll-forward of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2010. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows:

		For the Six Months Ended June 30, 2010
(in thousands)
Beginning credit loss amount as of December 31, 2009		$199,883
Add:	Initial other-than-temporary credit losses	331
	Subsequent other-than-temporary credit losses	814
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increases in expected cash flows on debt securities	—

Ending credit loss amount as of June 30, 2010		$201,028

OTTI losses on securities totaled $13.7 million in the six months ended June 30, 2010 and consisted entirely of trust preferred securities. The OTTI losses that were related to credit were recognized in earnings and totaled $1.1 million during this period, and were determined through a present-value analysis of expected cash flows on the securities. The significant inputs that the Company used to determine these expected cash flows were the anticipated magnitude and timing of interest payment deferrals, if any, and the underlying creditworthiness of the individual issuers whose debt acts as collateral for these trust preferred securities. The discount rate used to estimate the fair value was determined by considering the weighted average of certain market credit spreads, as well as credit spreads interpolated using other market factors. The discount rate used in determining the credit portion of OTTI, if any, is the yield on the position at the time of purchase.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of June 30, 2010:

At June 30, 2010	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
Capital trust notes	$1,561	$18	$69,140	$26,884	$70,701	$26,902

Total temporarily impaired held-to-maturity debt securities	$1,561	$18	$69,140	$26,884	$70,701	$26,902

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$2,286	$5	$—	$—	$2,286	$5
Private label CMOs	—	—	72,107	3,096	72,107	3,096
Corporate bonds	—	—	4,045	750	4,045	750
State, county, and municipal	133	1	—	—	133	1
Capital trust notes	4,016	10	9,689	4,930	13,705	4,940

Total temporarily impaired available-for-sale debt securities	$6,435	$16	$85,841	$8,776	$92,276	$8,792
Equity securities	11,901	549	29,833	19,917	41,734	20,466

Total temporarily impaired available-for-sale securities	$18,336	$565	$115,674	$28,693	$134,010	$29,258

The twelve months or longer unrealized losses of $19.9 million relating to available-for-sale equity securities primarily consisted of two security positions. The first is a perpetual preferred stock of a Florida-based diversified financial services firm, which was evaluated under the debt model described on page 119 of the Company’s 2009 Annual Report on Form 10-K; and the second was a large cap equity fund. The respective twelve months or longer unrealized losses on the preferred stock and the large cap equity fund were $11.2 million and $7.7 million, respectively.

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2010, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL were not other-than-temporarily impaired as of June 30, 2010.

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

The unrealized losses on the Company’s GSE debentures and GSE CMOs at June 30, 2010 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2010.

The Company reviews quarterly financial information related to its investments in capital securities as well as other information that is released by each financial institution to determine the continued creditworthiness of the

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities they issued. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at June 30, 2010. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in fair values for the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs at June 30, 2010 were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads from the acquisition dates across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at June 30, 2010. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At June 30, 2010, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. If deterioration occurs, an equity security impairment model is used. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2010. Nonetheless, it is possible that these equity securities will perform worse than currently expected, which could lead to adverse changes in their fair values or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the carrying amounts and estimated fair values of held-to-maturity debt securities and the amortized cost and estimated fair values of available-for-sale debt securities at June 30, 2010 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Debt Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$—	—%	$—
Due from one to five years	—	—	—	—	—	—	32,753	6.34	33,547
Due from five to ten years	9,362	6.38	1,692,652	4.34	—	—	23,026	5.20	1,739,106
Due after ten years	1,810,116	5.00	—	—	—	—	197,405	7.49	2,088,738

Total debt securities held to maturity	$1,819,478	5.01%	$1,692,652	4.34%	$—	—%	$253,184	7.13%	$3,861,391

	Amortized Cost
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Available-for-Sale Debt Securities:(3)
Due within one year	$200	7.16%	$170,347	0.27%	$125	5.12%	$1,016	5.60%	$171,708
Due from one to five years	1,046	5.10	58,617	1.19	492	5.75	4,794	5.39	64,916
Due from five to ten years	13,618	6.89	—		673	6.48	—	—	14,536
Due after ten years	565,311	4.68	621	5.26	134	6.66	38,273	5.06	623,920

Total debt securities available for sale	$580,175	4.73%	$229,585	0.52%	$1,424	6.13%	$44,083	5.11%	$875,080

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $625,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent of Non-Covered Loans	Amount	Percent of Non-Covered Loans
Non-Covered Loans:
Mortgage Loans:
Multi-family	$16,819,673	68.57%	$16,737,721	71.59%
Commercial real estate	5,230,053	21.32	4,988,649	21.34
Acquisition, development, and construction	624,799	2.55	666,440	2.85
One- to four-family	189,917	0.77	216,078	0.92
Loans held for sale	930,565	3.79	—	—

Total mortgage loans	$23,795,007	97.00	$22,608,888	96.70

Other Loans:
Commercial and industrial	635,171	2.59	653,159	2.79
Other	100,159	0.41	118,445	0.51

Total other loans	735,330	3.00	771,604	3.30

Total non-covered loans	$24,530,337	100.00%	$23,380,492	100.00%

Net deferred loan origination fees	(6,846)		(3,893)
Allowance for loan losses	(140,583)		(127,491)

Total non-covered loans, net	24,382,908		23,249,108
Total Covered Loans	4,626,574		5,016,100

Loans, net	$29,009,482		$28,265,208

Covered loans refer to the loans acquired from the FDIC in the AmTrust and Desert Hills acquisitions, all of which are subject to the previously mentioned loss sharing agreements. At December 31, 2009, the balance of covered loans included loans held for sale of $351.3 million. Non-covered loans refer to all loans in the Company’s loan portfolio excluding covered loans.

Non-Covered Loans

Loans Originated for Portfolio

The Company is primarily a multi-family mortgage lender, with a significant portion of its loan portfolio collateralized by non-luxury apartment buildings in New York City that feature below-market rents.

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

Since 2008, the markets served by the Company have been impacted by widespread economic decline and rising unemployment, which have contributed to a rise in charge-offs and non-performing assets. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and capital.

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

In connection with the AmTrust acquisition, the Company acquired its mortgage banking operation, which aggregates agency-conforming one- to four-family loans on a nationwide platform and sells these loans to GSEs.

Asset Quality

At June 30, 2010 and December 31, 2009, the Company had $636.8 million and $578.1 million, respectively, of non-accrual non-covered loans. In addition, at June 30, 2010, the Company had covered loans of $266.3 million that were over 90 days past due but are considered to be performing due to the application of the yield accretion method under Codification Topic 310-30. Codification Topic 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to Codification Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due. In addition, at June 30, 2010, the Company had covered loans of $153.4 million that were 30 to 89 days past due.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information regarding the Company’s non-performing loans at June 30, 2010 and December 31, 2009, excluding covered loans:

(in thousands)	June 30, 2010	December 31, 2009
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$384,144	$393,113
Commercial real estate	111,764	70,618
Acquisition, development, and construction	94,783	79,228
One- to four-family	17,782	14,171

Total non-accrual mortgage loans	608,473	557,130
Other non-accrual loans	28,305	20,938
Loans 90 days or more past due and still accruing interest	—	—

Total non-performing loans	$636,778	$578,068

In accordance with GAAP, the Company is required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At June 30, 2010, loans modified in TDRs totaled $347.2 million; of this amount, $197.0 million were non-accrual loans and $150.3 million were accruing interest. At December 31, 2009, loans modified in TDRs totaled $184.8 million; of this amount, $167.3 million were non-accrual loans and $17.5 million were accruing interest.

The following table presents additional information regarding the Company’s TDRs as of June 30, 2010:

(in thousands)	Accruing	Non-Accrual
Multi-family	$146,342	$112,842
Commercial real estate	3,945	57,954
Acquisition, development, and construction	—	17,666
Commercial and industrial	—	6,968
One- to four-family	—	1,520

Total	$150,287	$196,950

In an effort to proactively deal with delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, forbearance of arrears, extension of maturity dates, and conversion from amortizing to interest-only payments. As of June 30, 2010, concessions made with respect to rate reductions amounted to $257.8 million; maturity extensions amounted to $53.0 million; forbearance agreements amounted to $30.6 million; and loans converted from amortizing to interest-only payments amounted to $5.9 million.

Most of the Company’s TDRs involve rate reductions and/or forbearance of arrears, which have thus far proven the most successful in allowing selected borrowers to emerge from delinquency and keep their loans current.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

At June 30, 2010, non-covered loans included $930.6 million of loans held for sale, a vast majority of which were originated by AmTrust’s mortgage banking operation for sale to GSEs. In the first six months of 2010, the Company recorded aggregate gains of $25.8 million in connection with the sale of loans totaling $2.9 billion.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of activity in the allowance for loan losses for the dates indicated:

(in thousands)	At or For the Six Months Ended June 30, 2010	At or For the Year Ended December 31, 2009
Balance at beginning of period	$127,491	$94,368
Provision for loan losses	42,000	63,000
Charge-offs	(29,110)	(29,931)
Recoveries	202	54

Balance at end of period	$140,583	$127,491

At June 30, 2010, the Company had $737.9 million of non-covered impaired loans. At June 30, 2010, there was an allowance for loan losses of $14.5 million relating to non-covered impaired loans of $81.1 million.

The average balance of impaired loans for the three and six months ended June 30, 2010, was $758.6 million and $685.0 million, respectively. The interest income recorded on these loans, which was not materially different from cash-basis interest income, amounted to $4.3 million and $5.8 million for the respective periods. For the three and six months ended June 30, 2009, the average balance of impaired loans was $362.5 million and $322.6 million, respectively, and the interest income amounted to $4.6 million and $9.1 million, respectively.

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of June 30, 2010:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
Mortgage loans	$4,238,485	91.6%
Commercial and industrial and other loans	388,089	8.4

Total loans	$4,626,574	100.0%

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

At the acquisition date, we estimated the fair values of the Desert Hills loan portfolio at $196.7 million, which represents the expected cash flows from the portfolio discounted at market-based rates. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the Desert Hills loan portfolio at the acquisition date. On the acquisition date, the estimate of the contractual principal and interest payments for covered loans acquired in the Desert Hills acquisition was $275.4 million. On the acquisition date, the accretable yield was $28.3 million and the non-accretable difference was $50.3 million.

In connection with the Desert Hills acquisition, the Company also acquired $38.6 million of OREO, which is covered under an FDIC loss sharing agreement. Covered OREO was initially recorded at its estimated fair value on the acquisition date based on independent appraisals less estimated selling costs. Any subsequent write downs due to declines in fair value will be charged to non-interest expense with a partially offsetting non-interest income item for the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2010, the outstanding balance (representing amounts owed to the Company) of loans acquired in the AmTrust and Desert Hills acquisitions was $5.6 billion. The carrying values of such loans were $4.6 billion and $5.0 billion at June 30, 2010 and December 31, 2009, respectively.

Changes in the accretable yield for acquired loans were as follows for the six months ended June 30, 2010:

(in thousands)	Accretable Yield
Balance at beginning of period(1)	$2,081,765
Additions	28,315
Accretion	(135,990)

Balance at end of period	$1,974,090

(1)	Excludes loans held for sale.

Covered loans under the loss sharing agreements with the FDIC are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows on these loans. As a result, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimate made at the acquisition date, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses will be established. A related credit to income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss share percentages described earlier in this report.

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

Note 6. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $31.8 million and $10.6 million at June 30, 2010 and December 31, 2009, respectively. MSRs are included in “other assets” in the Consolidated Statements of Condition. The Company has two classes of MSRs for which it separately manages the economic risk: residential MSRs and securitized MSRs. Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage refinancing activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced mortgage refinancing activity.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the changes in residential and securitized MSRs for the six months ended June 30, 2010 and the year ended December 31, 2009:

	For the Six Months Ended June 30, 2010		For the Year Ended December 31, 2009
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$8,617	$1,965	$—	$3,568
Additions	28,206	—	—	—
Decrease in fair value	(6,597)	—	—	—
Amortization	—	(386)	—	(1,603)
Additions recorded at fair value in the AmTrust acquisition	—	—	8,617	—

Carrying value, end of period	$30,226	$1,579	$8,617	$1,965

Note 7. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2010	December 31, 2009
Wholesale borrowings:
FHLB advances	$8,460,674	$8,955,769
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	12,585,674	13,080,769

Junior subordinated debentures	427,205	427,371
Senior debt	601,805	601,746
Preferred stock of subsidiaries	51,800	54,800

Total borrowed funds	$13,666,484	$14,164,686

At June 30, 2010, the Company had $427.2 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company and the underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption. However, with the passage of the Dodd-Frank Act in July 2010, the qualification of capital securities as Tier 1 capital will be phased out from January 1, 2013 to January 1, 2016.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of June 30, 2010:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(2)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	143,583	137,232	November 4, 2002	November 1, 2051	November 4, 2007(3)
New York Community Capital Trust X	2.137	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	12,858	12,486	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	3.787	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(2)
New York Community Capital Trust XI	2.183	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012

		$427,205	$412,268

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Callable at any time subsequent to this date.
(3)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2010		2009
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,515	$198	$1,611	$228
Service cost	—	1	—	1
Expected return on plan assets	(2,866)	—	(2,576)	—
Unrecognized past service liability	49	(62)	50	(62)
Amortization of unrecognized loss	1,286	78	1,746	75

Net periodic (credit) expense	$(16)	$215	$831	$242

	For the Six Months Ended June 30,
	2010		2009
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$3,028	$397	$3,222	$455
Service cost	—	2	—	2
Expected return on plan assets	(5,731)	—	(5,151)	—
Unrecognized past service liability	98	(125)	100	(124)
Amortization of unrecognized loss	2,572	157	3,492	151

Net periodic (credit) expense	$(33)	$431	$1,663	$484

As discussed in the notes to the consolidated financial statements presented in the Company’s 2009 Annual Report on Form 10-K, the Company expects to contribute $1.7 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2010. The Company does not expect to contribute to its pension plan in 2010.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Computation of Earnings per Share

The following table presents the Company’s computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2010	2009	2010	2009

Net income	$136,258	$56,448	$260,407	$145,137
Less: Dividends paid on and earnings allocated to participating securities	(797)	(463)	(1,493)	(945)

Earnings applicable to common stock	$135,461	$55,985	$258,914	$144,192

Weighted average common shares outstanding	434,184,751	343,549,598	433,137,053	343,435,986

Basic earnings per common share	$0.31	$0.16	$0.60	$0.42

Earnings applicable to common stock	$135,461	$55,985	$258,914	$144,192

Weighted average common shares outstanding	434,184,751	343,549,598	433,137,053	343,435,986
Potential dilutive common shares(1)	438,776	75,745	351,309	76,798

Total shares for diluted earnings per share computation	434,623,527	343,625,343	433,488,362	343,512,784

Diluted earnings per common share and common share equivalents	$0.31	$0.16	$0.60	$0.42

(1)	Options to purchase 2,822,923 and 5,304,612 shares, respectively, of the Company’s common stock that were outstanding in the three and six months ended June 30, 2010, at respective weighted average exercise prices of $19.18 and $17.72, were not included in the respective computations of diluted earnings per share because their inclusion would have had an antidilutive effect. Options to purchase 13,100,767 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2009, were not included in the respective computations of diluted earnings per share because their inclusion would have had an antidilutive effect.

Note 10. Fair Value Measurement

The Company carries loans held for sale originated by the mortgage banking unit at fair value, in accordance with applicable accounting guidance (Fair Value Option). In 2008, the FASB issued a standard that, among other things, defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The standard clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and that were included in the Company’s Consolidated Statement of Condition at those dates:

	Fair Value Measurements at June 30, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$237,430	$—	$—	$237,430
GSE CMOs	—	288,435	—	—	288,435
Private label CMOs	—	72,107	—	—	72,107

Total mortgage-related securities	$—	$597,972	$—	$—	$597,972

Other Securities Available for Sale:
GSE debentures	$—	$634	$—	$—	$634
Corporate bonds	—	5,063	—	—	5,063
U. S. Treasury obligations	229,599	—	—	—	229,599
State, county, and municipal	—	1,474	—	—	1,474
Capital trust notes	—	15,786	24,553	—	40,339
Preferred stock	—	11,961	7,724	—	19,685
Common stock	37,167	—	—	—	37,167

Total other securities	$266,766	$34,918	$32,277	$—	$333,961

Total securities available for sale	$266,766	$632,890	$32,277	$—	$931,933

Other Assets:
Loans held for sale	$—	$923,166	$—	$—	$923,166
Mortgage servicing rights	—	—	30,226	—	30,226
Derivative assets	946	—	19,739	—	20,685
Liabilities:
Derivative liabilities	$1,009	$30,138	$—	$(4,107)	$27,040

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$271,808	$—	$—	$271,808
GSE CMOs	—	416,783	—	—	416,783
Private label CMOs	—	85,614	—	—	85,614

Total mortgage-related securities	$—	$774,205	$—	$—	$774,205

Other Securities Available for Sale:
GSE debentures	$—	$30,190	$—	$—	$30,190
Corporate bonds	—	4,901	—	—	4,901
U. S. Treasury obligations	606,451	—	—	—	606,451
State, county, and municipal	—	6,159	—	—	6,159
Capital trust notes	—	15,273	23,565	—	38,838
Preferred stock	—	13,567	7,667	—	21,234
Common stock	36,668	—	—	—	36,668

Total other securities	$643,119	$70,090	$31,232	$—	$744,441

Total securities available for sale	$643,119	$844,295	$31,232	$—	$1,518,646

Other Assets:
Loans held for sale	$—	$351,322	$—	$—	$351,322
Mortgage servicing rights	—	—	8,617	—	8,617
Derivative assets	48	20,416	32	(2,243)	18,253
Liabilities:
Derivative liabilities	$344	$—	$—	$(83)	$261

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

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

The fair value of loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing collateralized debt obligations (“CDOs”) (which include pooled trust preferred securities and income notes) and certain single-issue capital trust notes, both of which

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For interest rate lock commitments for residential mortgage loans that the Company intends to sell, the fair value is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected value of the MSRs, government agency price adjustment factors, and historical interest rate lock commitment fall-out factors. Such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at the reporting date.

The Company had no transfers in or out of Level 1 or 2 during the six months ended June 30, 2010.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the six months ended June 30, 2010 and 2009 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

		Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net			Change in Unrealized Gains and (Losses)
(in thousands)	Fair Value January 1, 2010	Income	Comprehensive Income		Transfers in/out of Level 3	Fair Value June 30, 2010	Related to Instruments Held at June 30, 2010
Available-for-Sale Debt Securities:
Capital securities and preferred stock	$31,232	$(878)	$1,923	$—	$—	$32,277	$1,045
Mortgage servicing rights	8,617	(6,597)	—	28,206	—	30,226	(6,597)
Derivatives, net	32	19,707	—	—	—	19,739	19,707

		Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net			Change in Unrealized Gains and (Losses)
(in thousands)	Fair Value January 1, 2009	Income	Comprehensive Income		Transfers in/out of Level 3	Fair Value June 30, 2009	Related to Instruments Held at June 30, 2009
Available-for-Sale Debt Securities:
Capital securities	$14,590	$(1,220)	$4,288	$(253)	$2,075	$19,480	$3,744

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$7,399	$—	$7,399
Certain impaired loans	—	—	188,759	188,759

Total	$—	$7,399	$188,759	$196,158

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$4,729	$—	$4,729
Certain impaired loans	—	—	139,848	139,848

Total	$—	$4,729	$139,848	$144,577

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,614,325	$2,614,325	$2,670,857	$2,670,857
Securities held to maturity	3,765,314	3,861,391	4,223,597	4,249,662
Securities available for sale	931,933	931,933	1,518,646	1,518,646
FHLB stock	446,845	446,845	496,742	496,742
Loans, net	29,009,482	29,714,600	28,265,208	28,302,882
Mortgage servicing rights	31,804	31,804	10,582	10,582
Derivatives	20,685	20,685	18,253	18,253
Financial Liabilities:
Deposits	$22,443,668	$22,503,603	$22,316,411	$22,373,559
Borrowed funds	13,666,484	15,043,663	14,164,686	15,271,668
Derivatives	27,040	27,040	261	261

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at June 30, 2010 and December 31, 2009.

Note 11. Derivative Financial Instruments

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

The Company held derivatives not designated as hedges with a notional amount of $4.1 billion at June 30, 2010. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information concerning the Company’s derivative financial instruments at June 30, 2010:

	June 30, 2010
	Notional	Fair Value(1)
(in thousands)	Amount	Gain	Loss
Derivatives Not Designated as Hedges:
Mortgage banking:
Treasury options	$110,000	$17	$—
Eurodollar futures	400,000	—	1,009
Forward commitments to sell loans/mortgage-backed securities	1,989,835	—	29,974
Forward commitments to buy loans/mortgage-backed securities	175,000	3,943	—
Interest rate lock commitments	1,468,561	19,739	—

Total derivatives	$4,143,396	$23,699	$30,983

(1)	Derivatives in a net gain position are recorded as other assets, and derivatives in a net loss position are recorded as other liabilities in the Consolidated Statements of Condition.

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

In addition, the Company mitigates a portion of the risk associated with changes in the value of MSRs. The general strategy for hedging the value of servicing assets is to purchase hedge instruments that gain value when interest rates fall, thereby offsetting the corresponding decline in the value of the MSRs. The Company purchases call options on Treasury futures and enters into forward contracts to purchase fixed rate mortgage-backed securities to offset the risk of declines in the value of MSRs.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 30, 2010 and for the period from December 4, 2009 (the date of the AmTrust acquisition) through December 31, 2009:

	Gain (Loss) Recognized in Non-Interest Income
(in thousands)	For the Six Months Ended June 30, 2010	For the Year Ended December 31, 2009
Mortgage Banking:
Treasury options	$1,678	$(77)
Eurodollar futures	(1,127)	186
Forward commitments to buy/sell loans/mortgage-backed securities	(7,974)	16,224
Other Management Activities:	—
Interest rate swaps	—	1,221

Total (loss) gain	$(7,423)	$17,554

Note 12. Impact of Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 was issued to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company’s adoption of ASU 2010-20 is not expected to have a material effect on its consolidated financial statements.

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

Following the Codification, the FASB will not issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions, Emerging Issues Task Force Abstracts, or other types of pronouncements previously used. Instead, it will issue ASUs, which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on changes to the Codification.

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

New requirements relating to OTTI also were issued by the FASB to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not intended or expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and timelier disclosure regarding expected cash flows, credit losses, and the aging of securities with unrealized losses. In accordance with these requirements, the Company recorded a cumulative-effect adjustment at the adoption date of April 1, 2009 with respect to certain previously recognized OTTI.

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

Both of these standards were effective as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of these standards on January 1, 2010, did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the effect of final rules amending Regulation E that prohibit financial institutions from assessing overdraft fees on ATM and one-time debit card transactions without a consumer’s affirmative consent, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, environmental protection, and insurance; and the ability to comply with such changes in a timely manner;

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

Reconciliations of Stockholders’ Equity and Tangible Stockholders’ Equity, Total Assets and Tangible Assets, and the Related Measures

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), our management uses these non-GAAP measures in their analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at June 30, 2010 and December 31, 2009 follow:

	June 30, 2010	December 31, 2009
(in thousands)
Total Stockholders’ Equity	$5,446,434	$5,366,902
Less: Goodwill	(2,436,327)	(2,436,401)
Core deposit intangibles	(93,226)	(105,764)

Tangible stockholders’ equity	$2,916,881	$2,824,737

Total Assets	$42,010,747	$42,153,869
Less: Goodwill	(2,436,327)	(2,436,401)
Core deposit intangibles	(93,226)	(105,764)

Tangible assets	$39,481,194	$39,611,704

Total stockholders’ equity to total assets	12.96%	12.73%
Tangible stockholders’ equity to tangible assets	7.39%	7.13%

Tangible Stockholders’ Equity	$2,916,881	$2,824,737
Add back: Accumulated other comprehensive loss, net of tax	52,805	49,903

Adjusted tangible stockholders’ equity	$2,969,686	$2,874,640

Tangible Assets	$39,481,194	$39,611,704
Add back: Accumulated other comprehensive loss, net of tax	52,805	49,903

Adjusted tangible assets	$39,533,999	$39,661,607

Adjusted stockholders’ equity to adjusted tangible assets	7.51%	7.25%

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

We have identified the following to be critical accounting policies: the determination of the allowance for loan losses; the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the determination of the valuation allowance for deferred tax assets.

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

In recognition of recent macroeconomic and real estate market conditions, the time periods considered for historical loss experience are the last three years and the current period. We also evaluate the sufficiency of the overall allocations used for the loan loss allowance by considering the loss experience in the most recent calendar year and the current period.

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

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and by the Mortgage Committee of the Community Bank’s Board of Directors or the Credit Committee of the Board of Directors of the Commercial Bank, as applicable.

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

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will increase. We regularly conduct a review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in non-interest income. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

At June 30, 2010, we had an unrealized gain on available-for-sale securities of $1.5 million and an unrealized gain on held-to-maturity securities of $96.1 million.

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

In July 2009, new tax laws were enacted that were effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a real estate investment trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. As a result of certain earlier business combinations, we currently have six REIT subsidiaries. The inclusion of such income has been phased in. Absent any change in the manner in which we conduct our business, the new tax law is expected to add approximately $1.3 million to our 2010 income tax, with an additional $1.3 million increase to income tax expense when the City law is fully phased in, starting in 2011.

Furthermore, in June 2010, new tax laws were introduced that would repeal the preferential deduction for bad debts currently permitted in the determination of the Company’s New York State and City income tax liability. These new provisions were enacted in August 2010. The law would apply retroactively to the determination of tax liability for the calendar year 2010 as well as to subsequent years. The Company’s current income tax expense for 2010 is expected to increase by approximately $2.4 million, with 75% of the tax increase reflected in our third quarter 2010 earnings. However, this change in law also results in a one-time reduction in deferred tax expense of approximately $1.0 million, which would be recorded in the third quarter of this year.

Recent Events

Dividend Payment

On July 27, 2010, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 17, 2010 to shareholders of record at the close of business on August 6, 2010.

The Economic Environment

Although unemployment rates rose year-over-year in the five states that constitute our footprint, four of those states—Florida, New Jersey, New York, and Ohio—experienced three-month declines. The respective unemployment rates in those states were 12.3%, 9.8%, 8.6%, and 11.0% in March and declined to 11.4%, 9.6%, 8.2%, and 10.5%, respectively, in June. In Arizona, unemployment held steady at 9.6%. While the national unemployment rate fell from 9.7% to 9.5% on a linked-quarter basis, unemployment remains at its highest level in nearly 27 years.

In New York City, where the vast majority of the properties securing our loans are located, unemployment dropped from 10.0% in March to 9.5% in June 2010. In Manhattan, where 33.4% of the properties securing our multi-family and commercial real estate loan portfolios are located, the office vacancy rate improved from 12.7% to 12.5% over the course of the quarter, and was 60 basis points lower than the comparable rate in June 2009.

Through May 2010, home prices fell 0.4% year-over-year in the New York Metropolitan region, but rose 1.2% in greater Miami, 7.2% in greater Phoenix, 3.7% in greater Cleveland, and 4.6% nationally.

Against this backdrop, we realized a linked-quarter reduction in loans 30 to 89 days past due and a linked-quarter reduction in non-performing loans and assets. The ratio of net charge-offs to average loans continued to be well below the industry average, notwithstanding an increase in net charge-offs in the second quarter of 2010.

Executive Summary

Our second quarter 2010 performance reflects the full-quarter benefit of our FDIC-assisted acquisitions of certain assets and assumptions of certain liabilities of AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) on December 4, 2009 and March 26, 2010, respectively. Year-over-year, our earnings rose $79.8 million, or 141.4%, to $136.3 million, and our diluted earnings per share rose $0.15, or 93.8%, to $0.31. On a linked-quarter basis, our earnings rose $12.1 million, equivalent to a $0.02 increase in diluted earnings per share.

Our second quarter 2010 performance was also highlighted by a linked-quarter increase in loan production, and by a linked-quarter reduction in non-performing loans and assets, which resulted in an improvement in our measures of asset quality.

Net Interest Income Growth and Margin Expansion

Net interest income rose $76.6 million, or 35.2%, from the year-earlier level to $294.2 million in the second quarter of 2010. During this time, our net interest margin rose 36 basis points to 3.42%. The increases were largely attributable to the growth of our interest-earning assets, which occurred in tandem with a decline in funding costs.

Interest-earning assets rose $6.0 billion year-over-year to $34.4 billion, exceeding the impact of a three-basis point drop in the average yield to 5.62%. In addition to the organic and acquisition-driven growth of our interest-earning assets, the growth of our net interest income and net interest margin reflect the maintenance of the federal funds rate at an historically low level, and the acquisition-driven enhancement of our funding mix. Primarily reflecting the deposits assumed in the AmTrust and Desert Hills transactions, the average balance of interest-bearing deposits rose $8.1 billion year-over-year to $21.1 billion; however, the average cost of such funds declined 58 basis points to 1.13% during this time.

Non-Interest Income Growth

We recorded non-interest income of $80.4 million in the current second quarter, in contrast to a non-interest loss of $17.7 million in the second quarter of 2009. The year-over-year difference largely reflects the benefits of our AmTrust and Desert Hills acquisitions. In addition to a $4.8 million increase in fee income to $14.1 million, we recorded mortgage banking income of $39.5 million in the current second quarter, which is included in “other income” on our Consolidated Statements of Income and Comprehensive Income. Mortgage banking income consists primarily of servicing fees and net gains generated through the aggregation and sale of agency-conforming one- to four-family loans to GSEs by the mortgage banking operation we acquired in the AmTrust transaction on December 4, 2009. In addition, our non-interest income in the second quarter of 2010 was increased by a $10.8 million bargain purchase gain (“gain on acquisition”) in connection with the Desert Hills transaction, which was equivalent to $6.6 million, or $0.01 per diluted share, after-tax.

On a linked-quarter basis, we realized a $25.4 million increase in non-interest income, which included a $12.0 million rise in mortgage banking income and the aforementioned gain on the acquisition of Desert Hills.

Improved Asset Quality

Although our non-performing loans and assets were higher at June 30, 2010 than they were at the end of December, a comparison with the March 31st numbers reflects a substantial improvement in our asset quality. Non-performing loans totaled $636.8 million at the end of June, a $97.9 million reduction from the March 31st balance, and were equivalent to 2.26% of total loans, an improvement of 35 basis points. Similarly, non-performing assets declined $83.9 million in the current second quarter to $666.9 million, and were equivalent to 1.59% of total assets, a linked-quarter improvement of 18 basis points. Furthermore, the balance of loans 30 to 89 days past due declined for the second consecutive quarter, to $154.6 million at June 30, 2010.

Although net charge-offs totaled $18.9 million in the current second quarter, the ratio of net charge-offs to average loans was a modest 0.07%. Reflecting our assessment of the allowance for loan losses, and the adverse impact of continued economic weakness, we increased our provision for loan losses to $22.0 million from $20.0 million and $12.0 million, respectively, in the trailing and year-earlier three months. The allowance for loan losses thus rose to $140.6 million at June 30, 2010, and represented 22.08% of non-performing loans and 0.50% of total loans at that date.

Operating Efficiency

The significant revenue growth we achieved year-over-year was somewhat tempered by an increase in operating expenses to $133.5 million from $128.9 million and $101.9 million, respectively, in the trailing and year-earlier three months. These increases were largely acquisition-related, and reflect the expansion of our franchise into Ohio, Florida, and Arizona, and the related additions to our branch and back-office staff. The linked-quarter increase also reflects a rise in legal fees and other expenses related to an increase in other real estate owned (“OREO”). Nonetheless, our efficiency ratio was 35.63% in the current second quarter, an improvement from 36.85% in the trailing three-month period.

Multi-Family Loan Production

Multi-family loan originations totaled $532.4 million in the current second quarter, representing a three-month increase of $89.5 million. Although owners of multi-family buildings have generally refrained from refinancing and expanding their real estate holdings for several quarters, the increase in the volume of loans produced, and in our second quarter-end pipeline, are encouraging indications that our local real estate market is starting to improve.

Loans Originated For Sale

Loans originated for sale by our mortgage banking operation rose to $2.2 billion in the second quarter from $1.3 billion in the three months ended March 31, 2010.

Tangible Capital Strength

In the second quarter of 2010, we increased our stockholders’ equity to $5.4 billion, representing 12.96% of total assets, and increased our tangible stockholders’ equity to $2.9 billion, representing 7.39% of tangible assets. (Please see the reconciliations of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related capital measures earlier in this report.)

The strength of our capital position is also reflected in our regulatory capital measures. At June 30, 2010, the Community Bank had a Tier 1 leverage capital ratio of 8.35% and the Commercial Bank had a Tier 1 leverage capital ratio of 12.37%, exceeding the current requirements for “well capitalized” classification by 335 and 737 basis points, respectively.

Summary of Financial Condition at June 30, 2010

Assets totaled $42.0 billion at June 30, 2010, as compared to $42.4 billion at March 31, 2010 and $42.2 billion at December 31, 2009. The declines were attributable to a reduction in the balance of securities, which exceeded the growth of the loan portfolio over the three- and six-month ended periods.

Loans

Loans, net, represented $29.0 billion, or 69.1%, of total assets at the close of the second quarter, and were up $205.7 million from the March 31, 2010 balance and $744.3 million from the balance at December 31, 2009. The loans in our portfolio are categorized as either covered loans, non-covered loans held for sale, or non-covered loans held for investment, with the latter category representing the largest share of the portfolio.

In the first six months of 2010, loan originations totaled $5.2 billion, including second quarter originations of $3.1 billion. Loans originated for investment represented $1.7 billion of the six-month total and $971.5 million of the second quarter amount. Loans originated for sale accounted for $3.5 billion of six-month originations and for $2.2 billion of the loans produced in the second quarter of this year.

Covered Loans

Covered loans (i.e., loans acquired in the AmTrust and Desert Hills transactions that are covered by FDIC loss sharing agreements) represented $4.6 billion, or 15.9%, of loans, net, at the end of the second quarter, and were down $132.6 million and $389.5 million, respectively, from the balances recorded at March 31, 2010 and December 31, 2009. The June 30th balance of covered loans consisted of mortgage loans of $4.2 billion and other loans of $388.1 million.

Covered one- to four-family loans include both fixed and adjustable rate loans that were made to subprime, Alt-A, and prime borrowers by the acquired institutions. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

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

As of June 30, 2010, the actual cash flows that stemmed from the covered loan portfolio were consistent with our expectations.

Non-Covered Loans

The remainder of the loan portfolio at June 30, 2010 consisted of non-covered loans that we ourselves originated or, in some cases, were acquired in our business combinations prior to 2009. The portfolio of non-covered loans consists of loans that are held for investment and loans that are held for sale.

Loans Held for Investment

Loans held for investment totaled $23.6 billion at the end of the second quarter and were up $175.2 million from the March 31, 2010 balance and $216.3 million from the balance at December 31, 2009. In addition to multi-family loans, the held-for-investment portfolio includes CRE loans and, to a much lesser extent, ADC loans, one- to four-family loans, and other loans.

Multi-Family Loans

Multi-family loans are our principal asset and multi-family loans that are collateralized by non-luxury residential buildings in New York City that have a preponderance of apartments with below-market rents constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented 54.8% of the loans we produced for investment in the current second quarter and 68.6% of non-covered loans outstanding at June 30, 2010. Reflecting six-month originations of $975.2 million, multi-family loans rose $82.0 million from the December 31, 2009 balance to $16.8 billion at June 30, 2010. The average multi-family loan had a principal balance of $4.0 million at the end of the second quarter and the portfolio had an average loan-to-value (“LTV”) ratio at origination of 60.1%.

Our multi-family loans are typically made to long-time owners of buildings with apartments that are subject to certain rent-control and rent-stabilization laws. Our borrowers typically use the funds we provide to make improvements to certain apartments, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates more cash flows that he or she may borrow against in future years. We also make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

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

The decision to tie the fixed rate in years six through ten to the fixed advance rate of the FHLB-NY rather than the five-year CMT was made in late 2008 by the Mortgage Loan Committee of the Board of Directors as a result of changes in the interest rate environment at that time. In effect, the rate on existing loans tied to the five-year CMT were adjusting to a coupon rate that was below the then-offered market rate for new originations. Although movements in the fixed advance rate of the FHLB-NY Index are positively correlated with movements in the previously used index, the FHLB-NY Index is generally priced at a premium relative to the five-year CMT. By changing the index, we limited the risk of a fixed-rate repricing in year six that would result in our loans having a rate of interest that was lower than our current offered rate.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. While this cycle had repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity has been increasingly constrained by the uncertainty in the real estate market over the past two years. Accordingly, the expected weighted average life of the multi-family loan portfolio was 4.1 years at the close of the current second quarter, as compared to 3.7 years at June 30, 2009.

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

Our success in our primary lending niche partly reflects the solid relationships we have developed with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of basing our loans on the cash flows currently produced by the properties. Because the multi-family market is largely broker-driven, the process of producing such loans is expedited, with loans taking four to six weeks to process, and the related expenses being reduced.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans in our specific niche. Notwithstanding an increase in non-performing multi-family loans in the current credit cycle, the multi-family loans we have charged off to date have largely consisted of out-of-market non-niche loans. We attribute the difference between the amount of non-performing loans we record and the actual losses we take to our underwriting standards and the generally conservative LTV ratios on the multi-family loans we produce.

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

Commercial Real Estate (“CRE”) Loans

CRE loans represented $204.6 million, or 21.1%, of loans produced for portfolio in the current second quarter, as compared to $231.4 million, or 22.9%, of loans produced for portfolio in the year-earlier three months. In addition, CRE loans accounted for $5.2 billion, or 21.3%, of non-covered loans at the end of the quarter, and were up $241.4 million from the balance recorded at December 31, 2009. At June 30, 2010, the average CRE loan had a principal balance of $3.0 million and the portfolio had an average LTV ratio at origination of 53.6%.

The CRE loans we originate are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties, primarily in the New York Metropolitan region.

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

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 4.0 years at June 30, 2010. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction (“ADC”) Loans

The growth of our loan portfolio has been driven by multi-family and CRE lending and tempered by a reduction in ADC loans. In the interest of reducing our exposure to credit risk at a time when real estate values started declining, we have either limited our production of ADC loans to advances that were committed prior to the second half of 2007, or to loans that have limited market risk and low LTV ratios, and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $624.8 million, or 2.6%, of total non-covered loans at June 30, 2010, representing a 6.2% reduction from $666.4 million at December 31, 2009. Originations rose $595,000 from the year-earlier second-quarter volume to $29.5 million in the second quarter of 2010.

At June 30, 2010, 96.2% of our ADC loans were secured by properties in the New York Metropolitan region. In addition, 62.4% of our ADC loans were for land acquisition and development, with the remaining 37.6% consisting of loans that were provided for the construction of owner-occupied homes and commercial properties. ADC loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion during construction. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At June 30, 2010, 15.2% of the loans in our ADC loan portfolio were non-performing, an indication of the downturn in the real estate market and the length of time it is taking certain borrowers to sell or lease the properties underlying their loans in an adverse credit cycle.

When applicable, as a condition to closing a construction loan, it is our practice to require that residential properties be pre-sold or that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of the loan. In some cases, we ourselves may provide permanent financing. We typically require pre-leasing for loans on commercial properties.

One- to Four-Family Loans

Although we offer one- to four-family loans, it has long been our policy to produce such loans on a pass-through basis only, and to sell the loans we originate to a third-party conduit shortly after they close. Reflecting this practice, as well as repayments of seasoned loans that were produced before the adoption of this policy, or that were acquired in our pre-AmTrust and Desert Hills transactions, non-covered one- to four-family loans declined $26.2 million from the December 31, 2009 balance to $189.9 million, representing less than 1% of total non-covered loans, at June 30, 2010.

In connection with our conduit practice, we participate in a private-label program with a nationally recognized third-party mortgage originator (the “conduit”), based on defined underwriting criteria. The loans are marketed throughout our branch network, including the branches acquired in the AmTrust and Desert Hills acquisitions, as well as on our web sites. The loans that we originate through the conduit program generate fees that are included in “other non-interest income” in our Consolidated Statements of Income and Comprehensive Income.

In addition to ensuring that our customers are provided with an extensive range of one- to four-family products, the conduit arrangement supports two of our primary objectives: managing our exposure to interest rate risk and maintaining our efficiency.

Other Loans

Other loans declined $36.3 million in the first six months of the year to $735.3 million and represented 3.0% of total non-covered loans at June 30, 2010. At $635.2 million, C&I loans accounted for the bulk of the other loan balance, and were up $11.6 million and down $18.0 million, respectively, from the balances recorded at March 31st and December 31st. In the first six months of 2010, C&I loan originations totaled $338.0 million, including $196.8 million in the second quarter, as compared to $327.1 million in the six months ended June 30, 2009. Included in the latter amount were second quarter originations of $159.2 million.

C&I loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, letters of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the tenor and structure of a C&I loan, several factors are considered, including its purpose, the collateral, and the anticipated sources of repayment. C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

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

Loans Held for Sale

Prior to the AmTrust acquisition, we originated one- to four-family loans through our branches on a pass-through basis and sold the loans to a third-party conduit shortly after they closed. In the AmTrust transaction, we acquired a mortgage banking operation that aggregates agency-conforming one- to four-family loans on a nationwide platform for sale to GSEs. At June 30, 2010, loans originated by the mortgage banking operation represented the vast majority of the held-for-sale portfolio, which totaled $930.6 million at the end of the second quarter, as compared to $764.4 million at March 31, 2010 and $351.3 million at December 31, 2009.

In connection with the mortgage banking operation, we have certain interest rate lock commitments to fund loans and other derivative financial instruments that obligate us to sell loans at specific dates in the future at specified prices. These commitments are considered derivatives, and are carried at fair value.

Most forward commitments to sell are entered into with primary dealers. Entering into commitments to sell loans can pose a risk if we are not able to deliver the loans on the appropriate delivery dates. If we are unable to meet our obligation, we may be required to pay a fee to the counterparty.

We may retain the servicing on loans that we sell, in which case we would recognize a mortgage servicing right (“MSR”) asset. We estimate prepayment rates based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the servicing portfolio. Generally, when market interest rates decline, prepayments increase as customers refinance their existing mortgages under more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, the anticipated cash flows associated with servicing these loans are terminated or reduced, resulting in a reduction in the fair value of the capitalized MSRs and a reduction in earnings. MSRs are recorded at fair value, with changes in fair value recorded as a component of non-interest income in each period.

The one- to four-family loans originated for sale by the mortgage banking operation are underwritten to GSE standards. At the time of sale, certain representations and warranties with regard to the underwriting and documentation of these loans are made. We may be required to repurchase the loans from the GSEs if it is found that a breach of the representations and warranties was made at the time of sale. Policies and procedures are in place to guide the underwriting and documentation of the one- to four-family loans originated for sale to GSEs in order to materially reduce our exposure to put-back risk.

Asset Quality

Except where otherwise indicated, the following discussion refers to our non-covered loans and non-covered OREO only, as the covered assets we acquired in the AmTrust and Desert Hills acquisitions are subject to loss sharing agreements with the FDIC.

Although a comparison of our asset quality at June 30, 2010 and December 31, 2009 reflects an increase in non-performing loans and non-performing assets, a linked-quarter comparison reflects a meaningful improvement in our asset quality. In fact, for the first time since the first quarter of 2008, the Company experienced a linked-quarter reduction in non-performing assets, driven by a reduction in non-performing loans.

Although the balance of non-performing assets rose $73.6 million in the six months ended June 30, 2010 to $666.9 million, the latter balance was $83.9 million, or 11.2%, lower than the balance recorded at March 31, 2010. Non-performing assets were equivalent to 1.59% of total assets at the end of the second quarter, representing an 18-basis point increase from the December 31st measure but an 18-basis point improvement from the measure at March 31st.

Similarly, although non-performing loans rose $58.7 million since the end of last year, the balance declined $97.9 million, or 13.3%, from the balance recorded at March 31st. Non-performing loans totaled $636.8 million at the end of June and were equivalent to 2.26% of total loans, representing a 22-basis point increase from the December 31st measure but a 35-basis point improvement from the measure at March 31st. Included in the June 30th balance were non-accrual mortgage loans of $608.5 million and other non-accrual loans of $28.3 million.

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

Multi-family loans accounted for $384.1 million of non-performing loans at the end of the second quarter, representing a three-month decline of $97.8 million, while CRE loans accounted for $111.8 million and were up $14.6 million during that time. Non-performing one- to four-family loans increased $2.1 million over the course of the quarter to $17.8 million, while ADC loans and other loans declined $15.3 million and $1.6 million to $94.8 million and $28.3 million, respectively.

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

Properties that are acquired through foreclosure are classified as OREO, and are recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property. At June 30, 2010, OREO totaled $30.1 million, up $14.0 million and $14.9 million, respectively, from the balances recorded at March 31, 2010 and December 31, 2009.

It is our policy to require an appraisal and environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties on an as-needed basis until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

While the balance of OREO was up at June 30, 2010, the balance of loans 30 to 89 days past due at that date was down on a linked-quarter basis and from the level recorded at December 31, 2009. At June 30, 2010, loans 30 to 89 days past due totaled $154.6 million, representing a $63.3 million, or 29.0%, reduction over the course of the quarter and a $118.4 million, or 43.4%, reduction since December 31st. Included in loans 30 to 89 days past due at the end of June were multi-family loans of $41.0 million; CRE loans of $65.4 million; ADC loans of $30.1 million; one- to four-family loans of $6.3 million; and other loans of $11.7 million. The balance of multi-family loans 30 to 89 days past due was $114.7 million lower than the December 31st balance and $94.7 million lower than the balance at March 31st.

To mitigate the potential for credit risk, we underwrite our loans in accordance with credit standards that we consider prudent. In the case of multi-family and CRE loans, we look first at the consistency of the cash flows being generated by the property to determine its economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value more typically used.

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

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers is typically greater than ten years. In addition, in New York City, where the majority of the buildings securing our multi-family loans are located, the rents that tenants may be charged on certain apartments is typically restricted under certain rent-control or rent-stabilization laws. As a result, the rents that tenants pay in such apartments are generally lower than current market rents. Buildings with a preponderance of such rent-regulated apartments are less likely to experience vacancies in times of economic adversity.

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits, as previously noted, were well below those amounts at June 30, 2010. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

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

Net charge-offs rose $8.8 million on a linked-quarter basis, to $18.9 million, bringing the six-month total to $28.9 million. Nonetheless, net charge-offs represented a modest 0.07% of average loans in the current second quarter, as compared to 0.04% of average loans in each of the trailing and year-earlier three months.

Multi-family and CRE loans accounted for $8.7 million and $477,000, respectively, of second quarter 2010 net charge-offs, with ADC loans, one- to four-family loans, and other loans accounting for $2.2 million, $237,000, and $7.2 million, respectively. In the trailing quarter, multi-family loans represented $6.1 million of net charge-offs, with ADC and other loans accounting for $1.5 million and $2.5 million, respectively. There were no CRE or one- to four-family loans charged off in that period.

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

While we strive to originate loans that will perform fully, the severity of the credit cycle has resulted in a greater number of loans transitioning to non-accrual status, and a greater number of net charge-offs, than has been the norm. Although non-performing loans and assets declined, and loans 30 to 89 days past due have also been declining, these improvements may not continue because the economy remains uncertain and unemployment remains high. In view of these factors, we increased our allowance for loan losses in the current second quarter to $140.6 million from $137.4 million and $127.5 million, respectively, at March 31, 2010 and December 31, 2009. In the three and six months ended June 30, 2010, we recorded loan loss provisions of $22.0 million and $42.0 million, which were equivalent to 116.6% and 145.3%, respectively, of net charge-offs during the respective periods.

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

Based upon all relevant and available information at June 30, 2010, management believes that the allowance for loan losses at that date was appropriate.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction has largely been due to the nature of our primary lending niche (multi-family loans collateralized by non-luxury residential buildings in New York City that have a preponderance of apartments with below-market rents); and to our conservative underwriting practices that require, among other things, low LTV ratios.

Despite the year-over-year increase in non-performing multi-family loans, we would not expect to see a comparable increase in losses. This is primarily due to the strength of the underlying collateral for these loans and the collateral structure upon which these loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Similarly, an increase in non-performing CRE loans would not necessarily be expected to result in a corresponding increase in our losses on such credits. At June 30, 2010, CRE loans represented 21.3% of non-covered loans outstanding and net charge-offs were a modest $477,000 in the three months ended at that date. We believe this favorable loan loss experience is due to our historical practice of underwriting CRE loans in accordance with standards similar to those we follow in underwriting our multi-family loans.

We continue to de-emphasize the production of ADC and other loans, as well as one- to four-family loans for portfolio, in order to mitigate credit risk. At June 30, 2010, ADC loans, other loans, and one- to four-family loans represented 2.6%, 3.0%, and 0.77%, respectively, of total non-covered loans, as compared to 2.9%, 3.3%, and 0.92%, respectively, at December 31, 2009. At June 30, 2010, 15.2%, 3.8%, and 9.4% of ADC loans, other loans, and one- to four-family loans were non-performing, respectively.

In view of these factors, we do not believe that the level of our non-performing loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance in any given period. As indicated, while non-performing loans represented 2.26% of total non-covered loans at June 30, 2010, the ratio of net charge-offs to average loans for the three months ended at that date was 0.07%.

Covered Loans and OREO

Although the AmTrust and Desert Hills acquisitions increased our loan portfolio and, in the case of Desert Hills, added OREO, the credit risk associated with these acquired assets has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC will reimburse us for 80% of losses (and share in 80% of any recoveries) up to $907.0 million with respect to the loans acquired in the AmTrust transaction; and will reimburse us for 80% of losses (and share in 80% of any recoveries) up to $101.4 million with respect to the loans and OREO acquired in the Desert Hills transaction. In each case, the FDIC will reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond these initial amounts. The loss sharing (and reimbursement) agreements applicable to one- to four-family mortgage loans and HELOCs are effective for a ten-year period. The loss sharing agreements applicable to other loans and OREO provide for the FDIC to reimburse us for losses for a five-year period; the period for sharing in recoveries on other loans and OREO extends for a period of eight years.

We consider our covered loans to be performing due to the application of the yield accretion method under Codification Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Codification Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the dates of acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to Codification Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

In connection with the loss sharing agreements, we established FDIC loss share receivables of $740.0 million with regard to AmTrust and $62.6 million with regard to Desert Hills, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Gains and recoveries on covered assets will offset losses or be paid to the FDIC at the applicable loss share percentage at the time of recovery. The loss share receivables may also increase due to accretion, which was $22.9 million in the six months ended June 30, 2010. In addition, we received $3.2 million in reimbursements from the FDIC as of that date, which resulted in a decrease in the combined balance of the FDIC loss share receivables.

The following table presents information regarding our consolidated allowance for loan losses, non-performing assets, and loans past due at June 30, 2010 and December 31, 2009. Covered loans are not reflected in any of the amounts provided in this table; please see the table on the following page for information regarding our non-performing assets and loans past due at June 30, 2010 and December 31, 2009 including covered loans.

(dollars in thousands)	At or For the Six Months Ended June 30, 2010 (1)(2)(3)		At or For the Year Ended December 31, 2009 (2)(3)
Allowance for Loan Losses:
Balance at beginning of period	$127,491		$94,368
Provision for loan losses	42,000		63,000
Charge-offs:
Multi-family	(15,041)		(15,261)
Commercial real estate	(478)		(530)
Acquisition, development, and construction	(3,687)		(5,990)
One- to four-family	(237)		(322)
Other loans	(9,667)		(7,828)

Total charge-offs	(29,110)		(29,931)
Recoveries	202		54

Balance at end of period	$140,583		$127,491

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$384,144		$393,113
Commercial real estate	111,764		70,618
Acquisition, development, and construction	94,783		79,228
One- to four-family	17,782		14,171

Total non-accrual mortgage loans	608,473		557,130
Other non-accrual loans	28,305		20,938

Total non-performing loans	636,778		578,068
Other real estate owned	30,128		15,205

Total non-performing assets	$666,906		$593,273

Ratios:
Non-performing loans to total loans	2.26%		2.04%
Non-performing assets to total assets	1.59		1.41
Allowance for loan losses to non-performing loans	22.08		22.05
Allowance for loan losses to total loans	0.50		0.45
Net charge-offs to average loans	0.10	(4)	0.13

Loans 30-89 Days Past Due:
Multi-family	$41,045		$155,790
Commercial real estate	65,383		42,324
Acquisition, development, and construction	30,123		48,838
One- to four-family	6,298		5,019
Other loans	11,747		21,036

Total loans 30-89 days past due	$154,596		$273,007

(1)	Excludes OREO totaling $38.0 million at June 30, 2010 that is covered by an FDIC loss sharing agreement.
(2)	Excludes loans 90 days or more past due of $266.3 million at June 30, 2010 and $56.2 million at December 31, 2009 that are covered by FDIC loss sharing agreements.
(3)	Excludes loans 30-89 days past due of $153.4 million at June 30, 2010 and $110.1 million at December 31, 2009 that are covered by FDIC loss sharing agreements.
(4)	Presented on a non-annualized basis.

The following table presents information regarding our non-performing assets and loans past due at June 30, 2010 and December 31, 2009, including covered loans and covered OREO:

(dollars in thousands)	June 30, 2010	December 31, 2009
Non-Performing Assets (including covered assets):
Non-accrual mortgage loans:
Multi-family	$384,144	$393,113
Commercial real estate	111,764	70,618
Acquisition, development, and construction	94,783	79,228
One- to four-family	17,782	14,171

Total non-accrual mortgage loans	608,473	557,130
Other non-accrual loans	28,305	20,938

Total non-accrual loans	636,778	578,068
Covered loans 90 days or more past due:
Multi-family	1,287	—
Commercial real estate	12,228	—
Acquisition, development, and construction	12,084	—
One- to four-family	224,034	55,796
Other	16,682	370

Total non-performing loans	903,093	634,234
Non-covered other real estate owned	30,128	15,205
Covered other real estate owned	37,950	—

Total non-performing assets	$971,171	$649,439

Ratios:
Non-performing loans to total loans	3.20%	2.23%
Non-performing assets to total assets	2.31	1.54
Allowance for loan losses to non-performing loans	15.57	20.10

Loans 30-89 Days Past Due (including covered loans):
Multi-family	$41,455	$155,790
Commercial real estate	68,974	42,324
Acquisition, development, and construction	33,419	48,838
One- to four-family	135,413	105,310
Other loans	28,690	30,804

Total loans 30-89 days past due	$307,951	$383,066

The following tables present the number and amount of non-accrual multi-family loans by originating bank:

As of June 30, 2010	Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount
New York Community Bank	146	$378,849
New York Commercial Bank	4	5,294

Total for New York Community Bancorp	150	$384,143

As of December 31, 2009	Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount
New York Community Bank	142	$380,029
New York Commercial Bank	4	13,084

Total for New York Community Bancorp	146	$393,113

In accordance with GAAP, we are required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. Loans modified in TDRs totaled $347.2 million at June 30, 2010 and $184.8 million at December 31, 2009, respectively. All of the loans modified as TDRs at December 31, 2009 were on non-accrual status. Of the loans modified as TDRs at June 30, 2010, $197.0 million were on non-accrual status and $150.3 million had been restored to accrual status as a result of their continued performance in accordance with their modified terms.

The following table presents additional information regarding the balance of loans modified as TDRs at June 30, 2010:

	June 30, 2010
(in thousands)	Accrual	Non-Accrual
Multi-family	$146,342	$112,842
Commercial real estate	3,945	57,954
Acquisition, development, and construction	—	17,666
Commercial and industrial	—	6,968
One- to four-family	—	1,520

Total	$150,287	$196,950

In an effort to proactively deal with delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions, forbearance of arrears, extension of maturity dates, and conversion from amortizing to interest-only payments. As of June 30, 2010, concessions made with respect to rate reductions amounted to $257.8 million; maturity extensions amounted to $53.0 million; forbearance agreements amounted to $30.6 million; and loans converted from amortizing to interest-only payments amounted to $5.9 million. We thus far have found that TDRs involving rate reductions and/or forbearance of arrears have proven to be the most successful in allowing selected borrowers to emerge from delinquency and keep their loans current.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by our personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The following table presents information about our five largest non-performing loans as of June 30, 2010:

	Loan #1	Loan #2	Loan #3	Loan #4	Loan #5
Type of loan	Multi-family	Multi-family	Construction	Construction	Multi-family

Origination date	6/29/2005	1/12/2006	10/14/2005	12/21/2005	1/16/2009

Associated allowance for loan losses	None	None	None	None	None

Non-accrual date	02/2009	04/2010	06/2009	02/2010	04/2010

Underlying collateral	A multi-family complex containing residential and commercial units in Washington, D.C.	A multi-family complex containing residential and commercial units in Philadelphia, Pennsylvania	A development site in New York City	A vacant loft building in New York City	Ownership interest in and mortgages on multiple properties primarily in New York City

Last appraisal	4/2009	5/2010	12/2009	3/2010	2/2010 - 5/2010

Securities

Securities represented $4.7 billion, or 11.2%, of total assets at June 30, 2010, and were down $852.2 million, or 15.4%, from the March 31, 2010 balance and $1.0 billion, or 18.2%, from the balance recorded at December 31, 2009. GSE securities represented 90.7% of the securities portfolio at the second quarter-end.

In addition to maturities, the reduction in the balance of securities at the end of the second quarter was due to an increase in calls on GSE securities and accelerated repayments in the portfolio of GSE mortgage-related securities, both of which were triggered by the decline in market interest rates.

Given the current interest rate environment, we expect that this trend of increased cash flows, primarily from our portfolio of callable GSE debentures, as well as from our mortgage-backed securities portfolio, will continue. As a result, we expect that a significant portion of our $1.7 billion portfolio of GSE debentures will be called in the third quarter of this year. In addition, it should be noted that in the current interest rate environment, reinvestment opportunities for these cash flows continue to be at lower interest rates than those provided by the securities that are being called.

Available-for-sale securities accounted for $931.9 million, or 19.8%, of total securities at the close of the second quarter, and were down $172.4 million, or 15.6%, from the March 31, 2010 balance and $586.7 million, or 38.6%, from the balance at December 31, 2009. Similarly, held-to-maturity securities declined $679.9 million and $458.3 million, respectively, from the trailing quarter- and year-end levels, to $3.8 billion at June 30, 2010.

Mortgage-related securities represented $598.0 million, or 64.2%, of available-for-sale securities and $1.8 billion, or 48.3%, of securities held to maturity at June 30, 2010. Other securities accounted for $334.0 million, or 35.8%, of available-for-sale securities and for $1.9 billion, or 51.7%, of held-to-maturity securities at that date. At June 30, 2010, the respective fair values of mortgage-related securities and other securities held to maturity were $1.9 billion and $2.0 billion, respectively, representing 104.8% and 100.5% of their respective carrying amounts.

The estimated weighted average life of the available-for-sale securities portfolio was 2.6 years at the close of the current second quarter, as compared to 2.7 years and 2.2 years, respectively, at March 31, 2010 and December 31, 2009. The estimated weighted average life of available-for-sale mortgage-related securities was 2.4 years at June 30, 2010, as compared to 2.6 years and 3.1 years, respectively, at the prior period-ends.

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

Primarily reflecting the infusion of cash and cash equivalents from the AmTrust and Desert Hills transactions, we had cash and cash equivalents of $2.6 billion at the close of the second quarter, as compared to $2.5 billion and $2.7 billion, respectively, at March 31, 2010 and December 31, 2009.

Cash flows from the sale of loans originated for sale totaled $3.0 billion in the current six-month period, and primarily stemmed from loans sold to GSEs. Securities generated cash flows of $2.4 billion, primarily from repayments, as sales of securities generated a modest $660,000.

Deposits

Deposits totaled $22.4 billion, representing 53.4% of total assets at the close of the second quarter, and were up $127.3 million from the December 31st balance and down $287.6 million from the balance at March 31. In addition to deposits assumed in the Desert Hills transaction, the six-month increase reflects organic deposit growth. The linked-quarter decline largely reflects a reduction in CDs.

Although the vast majority of our deposits, historically, have been acquired through business combinations or gathered through our branch network, our mix of deposits has also included brokered certificates of deposit (“CDs”) and brokered money market accounts. In the second quarter of 2010, we reduced our balance of brokered CDs to zero from $114.9 million at the end of March and $358.5 million at the end of December. Brokered money market accounts totaled $2.3 billion at the end of the second quarter, as compared to $2.4 billion and $2.6 billion, respectively, at the prior period-ends.

CDs accounted for $8.6 billion, or 38.5%, of total deposits at the end of the second quarter, and were down $550.4 million from the March 31st balance and $418.5 million from the balance at December 31st. In addition to the reduction in brokered CDs, the lower balance reflects our focus on reducing our funding costs. At June 30, 2010, CDs due to mature within one year totaled $6.9 billion, representing 79.6% of total CDs at that date.

Core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) represented the remaining $13.8 billion, or 61.5%, of total deposits at the close of the second quarter, signifying a $545.8 million increase from the balance at December 31st. Core deposit growth during this time was due to a $472.2 million increase in NOW and money market accounts to $8.2 billion and a $126.8 million increase in savings accounts to $3.9 billion, which exceeded the impact of a $53.2 million decline in non-interest-bearing accounts to $1.7 billion. On a linked-quarter basis, core deposits increased by $262.8 million, reflecting a $211.7 million increase in NOW and money market accounts, a $41.1 million increase in savings accounts, and a $10.0 million increase in non-interest-bearing accounts.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased) and, to a lesser extent, junior subordinated debentures and other borrowed funds (consisting primarily of preferred stock of subsidiaries and senior notes).

Borrowed funds totaled $13.7 billion at the end of the second quarter, and were down $209.4 million from the March 31st balance and $498.2 million from the balance at December 31, 2009. Wholesale borrowings accounted for the bulk of the reductions, having fallen $209.4 million and $495.1 million, respectively, to $12.6 billion, from the balances recorded at the prior period-ends. The June 30, 2010 balance represented 30.0% of total assets, an improvement from 30.2% and 31.0%, respectively, at the earlier dates.

The reduction in wholesale borrowings was attributable to a decline in the balance of FHLB advances, to $8.5 billion from $8.7 billion and $9.0 billion, respectively, at March 31, 2010 and December 31, 2009. While the bulk of our FHLB advances are with the FHLB-NY, we also have FHLB-Cincinnati advances of $1.3 billion stemming from the AmTrust acquisition. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at June 30, 2010 were repurchase agreements of $4.1 billion, equivalent to the balances at March 31st and December 31st. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to our ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use.

Junior subordinated debentures totaled $427.2 million at the end of June and were down modestly from the balances recorded at both March 31, 2010 and December 31, 2009. Similarly, other borrowings totaled $653.6 million at the close of the second quarter and were essentially consistent with the trailing quarter-end level and $2.9 million lower than the balance at December 31, 2009. The six-month reduction reflects our repurchase of certain REIT-preferred securities that had been issued by a merger partner prior to the merger date. Included in other borrowings at the end of June, March, and December were $602.0 million of fixed rate senior notes that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008.

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

To manage our interest rate risk in the current second quarter, we continued to pursue the core components of our business model: (1) We emphasized the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized our cash flows to fund our loan production; (3) We capitalized on the historically low level of the target federal funds rate to reduce our retail funding costs; and (4) We capitalized on the infusion of retail deposits to reduce our balance of wholesale borrowings.

Our mortgage banking operation makes certain interest rate lock commitments (“IRLCs”) to fund residential mortgage loans at specified rates and for a specific period of time. When the loans are funded, they are typically held in inventory for approximately 15 days before being sold to GSEs. During the time an IRLC is outstanding, as well as during the time the funded loan is held in inventory, we are exposed to interest rate risk. To minimize this interest rate risk, we enter into forward commitments to sell mortgages, mostly with primary dealers. To the extent we are not able to deliver loans on the appropriate delivery dates, we may be required to pay a fee to the buyer. The forward commitments are used to offset interest rate risk on the IRLCs and loan inventory while options on U.S. Government treasuries are used to offset the delivery risk posed by the potential fall-out on the IRLCs. We may also use Eurodollar futures and other financial instruments to minimize these risks, depending on market conditions.

We may retain the servicing on loans that we sell, in which case we would recognize an MSR asset. We estimate prepayment rates based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the servicing portfolio. Generally, when market interest rates decline, prepayments increase as customers refinance their existing mortgages under more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, the anticipated cash flows associated with servicing these loans are terminated or reduced, resulting in a reduction in the fair value of the capitalized MSRs. To mitigate the prepayment risk inherent in MSRs, we could sell the servicing of the loans we originate, and thus minimize the potential for earnings volatility.

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

At June 30, 2010, our one-year gap was a positive 7.73%, as compared to a negative 1.01% at the end of March and a negative 1.63% at December 31, 2009. The movement in our one-year gap in the current second quarter reflects management’s expectation that repayments of mortgage-related GSE securities will be accelerated and that more GSE securities will be called by the sponsoring agencies in view of the decline in market interest rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2010 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2010 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 25% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At June 30, 2010
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$3,670,882	$5,930,808	$9,535,038	$6,858,922	$1,458,823	$1,058,814	$28,513,287
Mortgage-related securities(2)(3)	286,821	594,196	907,082	301,465	248,052	79,832	2,417,448
Other securities and money market investments(2)	4,774,258	12,725	116,080	6,163	171,462	35,298	5,115,986

Total interest-earning assets	8,731,961	6,537,729	10,558,200	7,166,550	1,878,337	1,173,944	36,046,721

INTEREST-BEARING LIABILITIES:
NOW and Super NOW accounts	22,586	67,757	167,360	151,042	777,760	620,348	1,806,853
Money market accounts	2,491,880	612,599	1,176,189	752,761	1,296,422	41,820	6,371,671
Savings accounts	527,527	128,641	317,744	286,764	1,476,632	1,177,775	3,915,083
Certificates of deposit	1,822,252	5,054,088	1,657,148	96,485	5,387	—	8,635,360
Borrowed funds	1,031,429	264,925	2,040,835	276,625	9,714,534	338,136	13,666,484

Total interest-bearing liabilities	5,895,674	6,128,010	5,359,276	1,563,677	13,270,735	2,178,079	34,395,451

Interest rate sensitivity gap per period(4)	$2,836,287	$409,719	$5,198,924	$5,602,873	$(11,392,398)	$(1,004,135)	$1,651,270

Cumulative interest sensitivity gap	$2,836,287	$3,246,006	$8,444,930	$14,047,803	$2,655,405	$1,651,270

Cumulative interest sensitivity gap as a percentage of total assets	6.75%	7.73%	20.10%	33.44%	6.32%	3.93%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	148.11%	127.00%	148.58%	174.14%	108.24%	104.80%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at June 30, 2010, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+200	(10.67)%
+100	(5.84)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2010, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	1.95%
+100 over one year	0.89

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.6 billion at June 30, 2010, as compared to $2.5 billion and $2.7 billion, respectively, at March 31, 2010 and December 31, 2009. In addition, our portfolio of available-for-sale securities totaled $931.9 million at the second quarter-end.

In the first six months of 2010, our loan and securities portfolios continued to be significant sources of liquidity, with proceeds from the sale of loans originated for sale totaling $3.0 billion, and the repayment and sale of securities generating cash flows of $2.4 billion and $660,000, respectively.

Additional liquidity stems from the deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB.

Our primary investing activity is loan production, and in the first six months of 2010, the volume of loans originated exceeded the volume of loan repayments received. In the six months ended June 30, 2010, the net cash provided by investing activities totaled $1.2 billion. During this time, our financing activities used net cash of $992.1 million and our operating activities used net cash of $279.9 million.

CDs due to mature in one year or less from June 30, 2010 totaled $6.9 billion, representing 79.6% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. There are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Off-Balance-Sheet Arrangements and Contractual Commitments

At June 30, 2010, we had outstanding loan commitments of $2.5 billion and outstanding letters of credit totaling $50.3 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current quarter were comparable to the amounts at December 31, 2009, as disclosed in our 2009 Annual Report on Form 10-K.

In addition, we use various financial instruments, including derivatives, in connection with our strategies to reduce price risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments, swaps, and options. These derivatives relate to our mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope, based on the level and volatility of interests rates, the types of assets held, and other changes in market conditions. At June 30, 2010, we held derivative financial instruments with a notional value of $4.1 billion.

Capital Position

At June 30, 2010, stockholders’ equity totaled $5.4 billion, up $33.0 million from the March 31, 2010 balance and $79.5 million from the balance at December 31, 2009. Stockholders’ equity represented 12.96% of total assets at the close of the current second quarter, up 20 and 23 basis points, respectively, from the measures recorded at the prior period-ends. These increases occurred in tandem with an increase in book value per share to $12.51 from $12.44 at the end of the trailing quarter and from $12.40 at year-end 2009.

We calculate book value per share by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then dividing our total stockholders’ equity by the resultant number of shares. At June 30, 2010, March 31, 2010, and December 31, 2009, unallocated ESOP shares numbered 149,624; 224,436; and 299,248, respectively, and our book value per share was calculated on the basis of 435,354,884; 435,216,657; and 432,898,084 shares, respectively. We calculate book value per share in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding.

Excluding goodwill and CDI from stockholders' equity, tangible stockholders’ equity totaled $2.9 billion at June 30, 2010, representing a $40.9 million increase from the March 31st balance and a $92.1 million increase from the balance at December 31, 2009. The June 30, 2010 amount was equivalent to tangible book value per share of $6.70, representing a $0.09 increase from the March 31st measure and a $0.17 increase from the measure at year-end. In addition, tangible stockholders' equity equaled 7.39% of tangible assets at the close of the second quarter and was 18 basis points higher than the March 31st measure and 26 basis points higher than the measure at December 31st.

Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose 18 basis points from the March 31st measure and 26 basis points from the measure at year-end to 7.51% at June 30, 2010. In addition to the contribution of our 2010 earnings, the increase reflects our issuance of 1.8 million shares with a value of $28.9 million through the direct stock purchase feature of our Dividend Reinvestment and Stock Purchase Plan in the first quarter of 2010.

Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures provided earlier in this report.

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at June 30, 2010. On a consolidated basis, our leverage capital equaled $3.5 billion, representing 8.64% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $3.5 billion and $3.6 billion, representing 13.75% and 14.30%, respectively, of risk-weighted assets. At March 31, 2010, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $3.4 billion, $3.4 billion, and $3.6 billion, equivalent to 8.51% of adjusted average assets, 14.27% of risk-weighted assets, and 14.84% of risk-weighted assets, respectively. At December 31, 2009, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $3.4 billion, $3.4 billion, and $3.5 billion, representing 10.03% of adjusted average assets, 14.48% of risk-weighted assets, and 15.03% of risk-weighted assets, respectively.

In addition, as of June 30, 2010, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2010 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At June 30, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,457,923	8.64%	$3,457,923	13.75%	$3,598,504	14.30%
Regulatory capital requirement	1,601,057	4.00	1,006,306	4.00	2,012,612	8.00

Excess	$1,856,866	4.64%	$2,451,617	9.75%	$1,585,892	6.30%

Regulatory Capital Analysis (New York Community Bank)

	At June 30, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,152,231	8.35%	$3,152,231	13.35%	$3,280,306	13.89%
Regulatory capital requirement	1,510,545	4.00	944,405	4.00	1,888,810	8.00

Excess	$1,641,686	4.35%	$2,207,826	9.35%	$1,391,496	5.89%

Regulatory Capital Analysis (New York Commercial Bank)

	At June 30, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$284,340	12.37%	$284,340	15.70%	$297,595	16.43%
Regulatory capital requirement	91,981	4.00	72,451	4.00	144,903	8.00

Excess	$192,359	8.37%	$211,889	11.70%	$152,692	8.43%

Earnings Summary for the Three Months Ended June 30, 2010

Our second quarter 2010 earnings largely reflect the benefit of three months combined operations with both AmTrust and Desert Hills. Earnings growth was also due to organic loan production and to a significant decline in our funding costs.

Net income totaled $136.3 million in the current second quarter, representing a 9.8% increase from $124.1 million in the trailing quarter and a 141.4% increase from $56.4 million in the three months ended June 30, 2009. The second quarter 2010 amount was equivalent to $0.31 on a diluted per share basis, an increase from $0.29 per diluted share in the trailing quarter and from $0.16 per diluted share in the year-earlier three months.

The year-over-year increase in second quarter 2010 earnings was driven by a $174.7 million increase in combined revenues from net interest income and non-interest income, which included an after-tax gain on acquisition of $6.6 million, or $0.01 per diluted share, stemming from Desert Hills. This after-tax gain more than offset the impact of after-tax acquisition-related expenses totaling $279,000 that stemmed from the acquisitions of both AmTrust and Desert Hills. The increase in revenues was only partly offset by a $10.0 million increase in the provision for loan losses and a $34.0 million increase in non-interest expense. Reflecting the resultant increase in pre-tax income, income tax expense rose $51.0 million in the current second quarter from the level recorded in the year-earlier three months.

In addition, our earnings in the second quarter of 2009 were reduced by an after-tax OTTI loss on securities of $24.2 million, or $0.07 per diluted share, and an after-tax FDIC special assessment of $8.4 million, or $0.03 per diluted share. In contrast, OTTI losses were immaterial in the three months ended June 30 and March 31, 2010.

The linked-quarter rise in second quarter 2010 net income was attributable to a $25.0 million increase in combined revenues from net interest income and non-interest income, which included the aforementioned after-tax gain on the Desert Hills acquisition. These contributing factors exceeded the impact of a $2.0 million increase in the loan loss provision and a $4.6 million increase in non-interest expense. Furthermore, while acquisition-related expenses amounted to $279,000 after-tax in the current second quarter, such expenses were $1.7 million in the first quarter of 2010. Reflecting the resultant rise in pre-tax income, income tax expense rose $6.3 million over the three-month period.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate—the rate at which banks borrow funds overnight from one another—as it deems necessary. Since the fourth quarter of 2008, the target federal funds rate has been maintained at an historically low range of zero to 0.25%.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. The average yield on the multi-family and CRE loans we originated during the second quarter of 2010 was 5.56%, as compared to 5.66% and 6.03%, respectively, in the trailing and year-earlier quarters. The average five-year CMT was 2.25%, 2.43%, and 2.24%, respectively, during the three months ended June 30, 2010, March 31, 2010, and June 30, 2009.

Net interest income is also influenced by the level of prepayment penalty income recorded, primarily in connection with the prepayment of multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in our interest rate spread and net interest margin. With refinancing activity significantly constrained by market conditions over the past several quarters, prepayment penalty income was a modest $2.3 million in the current second quarter, and $1.3 million and $2.1 million, respectively, in the three months ended March 31, 2010 and June 30, 2009. A more meaningful increase in prepayment penalty income is not expected until market conditions become more conducive to an increase in refinancing activity.

In the second quarter of 2010, we generated net interest income of $294.2 million, a year-over-year increase of $76.6 million, or 35.2%. The increase was driven by an $81.5 million rise in interest income to $483.2 million, which far exceeded the impact of a $4.9 million rise in interest expense to $189.0 million. On a linked-quarter basis, our net interest income declined a modest $383,000, as an $809,000 increase in interest income was exceeded by a $1.2 million increase in interest expense.

Year-over-Year Comparison

In the second quarter of 2010, the growth of interest income was driven by a $6.0 billion increase in interest-earning assets to $34.4 billion, and tempered by a three-basis point decline in the average yield to 5.62%. Average interest-earning asset growth was largely driven by the AmTrust acquisition and, to a lesser extent, organic loan production and the acquisition of Desert Hills.

The average balance of loans rose $6.2 billion year-over-year to $28.6 billion, while the average yield on such assets rose nine basis points to 5.84%. As a result, the interest income generated by loans rose $95.5 million, or 29.7%, year-over-year to $417.2 million from the level recorded in the second quarter of 2009.

Interest income growth was somewhat tempered by a $14.0 million decline in the interest income produced by securities and money market investments, as the average balance declined $195.4 million year-over-year to $5.8 billion and the average yield declined 79 basis points to 4.52%. In addition to maturities, the decline in the average balance was due to GSE securities that were called by the sponsoring agencies and accelerated repayments of GSE mortgage-related securities as market interest rates declined.

The increase in interest expense was the net effect of an $8.2 billion rise in the average balance of interest-bearing liabilities to $34.9 billion and a 59-basis point decline in the average cost of funds to 2.17%. The growth of the average balance largely reflects the deposits assumed in the AmTrust and Desert Hills transactions, together with organic deposit growth. The reduction in the average cost reflects the historically low level of short-term interest rates.

Although the average balance of interest-bearing deposits rose $8.1 billion year-over-year to $21.1 billion, the impact was substantially tempered by a 58-basis point decline in the average cost of such funds to 1.13%. As a result, the interest expense generated by interest-bearing deposits rose a modest $4.0 million from the year-earlier level to $59.5 million in the three months ended June 30, 2010.

CDs accounted for $37.3 million of the interest expense produced by interest-bearing deposits, down $7.3 million from the level produced in the second quarter of 2009. Although the average balance of CDs rose $2.7 billion year-over-year to $9.0 billion, the impact was more than offset by a 118-basis point reduction in the average cost of such funds to 1.66%. The benefit of the decline in interest expense produced by CDs was exceeded by the impact of an $11.3 million increase in the interest expense produced by core deposits to $22.2 million, as the average balance of such funds rose $6.0 billion and the average cost rose nine basis points to 0.64%.

The interest expense generated by borrowed funds also increased year-over-year, by $831,000, to $129.4 million, as the average balance of such funds rose $47.4 million to $13.7 billion, and the average cost rose one basis point to 3.78%.

Linked-Quarter Comparison

The linked-quarter increase in interest income was driven by a $62.7 million rise in the average balance of interest-earning assets, as the average yield held steady over the course of the quarter at 5.62%. Although the interest income produced by loans rose $3.5 million during this time, the increase was largely tempered by a $2.7 million decline in the interest income produced by securities and money market investments. In the three months ended June 30, 2010, the average balance of loans rose $266.6 million, while the average balance of securities fell $204.0 million. During this time, the average yield on loans fell one basis point and the average yield on securities and money market investments fell three basis points.

The linked-quarter increase in interest expense was largely due to an increase in the average cost of borrowed funds over the three-month period. Although the average balance declined by $165.6 million linked-quarter, the average cost of borrowed funds rose five basis points during this time. As a result, the interest expense produced by borrowed funds rose $1.4 million, exceeding the benefit of a $189,000 decline in the interest expense produced by interest-bearing deposits. The latter decline was the result of a $21.5 million drop in the average balance of interest-bearing deposits and a one-basis point drop in the average cost of such funds.

The interest expense produced by CDs fell $226,000 on a linked-quarter basis, as an $18.5 million decline in the average balance combined with a four-basis point drop in the average cost of such funds. The interest expense produced by core deposits was essentially flat on a linked-quarter basis, as a $47.7 million rise in the average balance was tempered by a one-basis point decline in the average cost of such funds.

Reflecting these factors, the average balance of interest-bearing liabilities declined by $187.1 million linked-quarter, and the average cost of funds held steady at 2.17%.

Interest Rate Spread and Net Interest Margin

The same factors that contributed to the year-over-year growth of our net interest income contributed to the growth of our interest rate spread and net interest margin during this time. At 3.45%, our spread was 56 basis points wider than the year-earlier measure; at 3.42%, our margin was wider by 36 basis points.

Reflecting the same factors that contributed to the modest linked-quarter decline in our second quarter 2010 net interest income, our spread was consistent with the trailing-quarter measure and our margin rose one basis point over the three-month period.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended June 30,
	2010				2009
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,556,327	$417,168	5.84%		$22,382,786	$321,640	5.75%
Securities and money market investments(2)(3)	5,840,583	66,019	4.52		6,035,990	80,056	5.31

Total interest-earning assets	34,396,910	483,187	5.62		28,418,776	401,696	5.65
Non-interest-earning assets	8,043,269				3,958,436

Total assets	$42,440,179				$32,377,212

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,225,442	$16,413	0.80%		$4,038,172	$7,314	0.73%
Savings accounts	3,918,920	5,800	0.59		2,699,431	3,565	0.53
Certificates of deposit	8,995,990	37,327	1.66		6,295,936	44,617	2.84

Total interest-bearing deposits	21,140,352	59,540	1.13		13,033,539	55,496	1.71
Borrowed funds	13,743,459	129,446	3.78		13,696,028	128,615	3.77

Total interest-bearing liabilities	34,883,811	188,986	2.17		26,729,567	184,111	2.76
Non-interest-bearing deposits	1,783,907				1,217,281
Other liabilities	436,113				239,840

Total liabilities	37,103,831				28,186,688
Stockholders’ equity	5,336,348				4,190,524

Total liabilities and stockholders’ equity	$42,440,179				$32,377,212

Net interest income/interest rate spread		$294,201	3.45%			$217,585	2.89%

Net interest margin			3.42%				3.06%

Ratio of interest-earning assets to interest-bearing liabilities			0.99	x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	June 30, 2010				March 31, 2010
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,556,327	$417,168	5.84%		$28,289,706	$413,675	5.85%
Securities and money market investments(2)(3)	5,840,583	66,019	4.52		6,044,545	68,703	4.55

Total interest-earning assets	34,396,910	483,187	5.62		34,334,251	482,378	5.62
Non-interest-earning assets	8,043,269				8,178,813

Total assets	$42,440,179				$42,513,064

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,225,442	$16,413	0.80%		$8,363,939	$16,431	0.80%
Savings accounts	3,918,920	5,800	0.59		3,820,433	5,745	0.61
Certificates of deposit	8,995,990	37,327	1.66		8,977,527	37,553	1.70

Total interest-bearing deposits	21,140,352	59,540	1.13		21,161,899	59,729	1.14
Borrowed funds	13,743,459	129,446	3.78		13,909,058	128,065	3.73

Total interest-bearing liabilities	34,883,811	188,986	2.17		35,070,957	187,794	2.17
Non-interest-bearing deposits	1,783,907				1,696,176
Other liabilities	436,113				381,693

Total liabilities	37,103,831				37,148,826
Stockholders’ equity	5,336,348				5,364,238

Total liabilities and stockholders’ equity	$42,440,179				$42,513,064

Net interest income/interest rate spread		$294,201	3.45%			$294,584	3.45%

Net interest margin			3.42%				3.41%

Ratio of interest-earning assets to interest-bearing liabilities			0.99	x			0.98	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

In the second quarter of 2010, we recorded a loan loss provision of $22.0 million, representing 116.6% of net charge-offs, a $2.0 million increase from the trailing-quarter level and a $10.0 million increase from the level recorded in the second quarter of 2009. Reflecting the $22.0 million provision and net charge-offs of $18.9 million, the allowance for loan losses rose $3.1 million from the March 31, 2010 balance to $140.6 million at June 30, 2010. The latter amount was $13.1 million higher than the balance at the end of December, as net charge-offs totaled $28.9 million, and were exceeded by loan loss provisions of $42.0 million, in the six months ended June 30, 2010.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the discussion of asset quality that appears in the balance sheet summary.

Non-Interest Income

We have three primary sources of non-interest income: fee income, income from bank-owned life insurance (“BOLI”), and other income. In addition to revenues generated by our investment advisory firm, Peter B. Cannell & Co., Inc, (“PBC”) and revenues generated through the sale of third-party investment products, other income largely consists of mortgage banking income produced by our mortgage banking operation, which was acquired in the AmTrust transaction.

Mortgage banking income includes the gain or loss on the sale of loans, the value of IRLCs outstanding, net hedging activity results, fees collected from servicing loans for others, and the fair market value fluctuations of residential MSRs. All derivatives used to hedge mortgage banking activity are carried at fair value with all net activity included in mortgage banking income.

The combined revenues from our three primary sources of non-interest income rose 26.3% to $70.1 million in the current second quarter from $55.5 million in the first quarter of 2010. The linked-quarter increase was essentially due to a $15.1 million rise in other income to $49.2 million, as BOLI income fell $626,000 to $6.8 million and fee income, at $14.1 million, was essentially flat. Mortgage banking income rose $12.0 million linked-quarter to $39.5 million, with servicing income representing $15.4 million of the second quarter 2010 amount.

In addition, the level of non-interest income recorded in the current second quarter includes a $10.8 million gain on the acquisition of certain assets and liabilities of Desert Hills. Including this gain, non-interest income totaled $80.4 million in the three months ended June 30, 2010 and was $25.4 million higher than the amount recorded in the three months ended March 31, 2010.

In contrast to the non-interest income recorded in the current second quarter, we recorded a non-interest loss of $17.7 million in the three months ended June 30, 2009. Although we generated fee income of $9.3 million and BOLI income of $6.7 million during that quarter, the combination was substantially exceeded by a $39.7 million OTTI loss on securities. In the three months ended June 30 and March 31, 2010, OTTI losses on securities were substantially more modest, amounting to $422,000 and $723,000, respectively.

The following table summarizes the components of non-interest income (loss) for the three months ended June 30, 2010, March 31, 2010, and June 30, 2009:

	For the Three Months Ended
(in thousands)	June 30, 2010	March 31, 2010	June 30, 2009
Fee income	$14,088	$13,965	$9,282
BOLI income	6,775	7,401	6,728
Net loss on sale of securities	—	(8)	—
Gain on debt repurchase	—	293	—
Gain on business acquisition	10,780	—	—
Loss on OTTI of securities	(422)	(723)	(39,728)
Other income:
Mortgage banking income	39,499	27,533	—
PBC	2,921	3,180	2,509
Third-party investment product sales	3,028	1,857	2,732
Other	3,744	1,546	766

Total other income	49,192	34,116	6,007

Total non-interest income (loss)	$80,413	$55,044	$(17,711)

Non-Interest Expense

Non-interest expense generally consists of two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our business combinations.

Non-interest expense totaled $141.4 million in the current second quarter, representing a year-over-year increase of $34.0 million and a linked-quarter increase of $4.6 million. Operating expenses accounted for $133.5 million of the second quarter 2010 total, and CDI amortization accounted for the remaining $7.9 million.

Primarily reflecting three months combined operations with both AmTrust and Desert Hills, operating expenses were $4.6 million and $31.6 million higher in the current second quarter than they were in the three months ended March 31, 2010 and June 30, 2009, respectively.

Compensation and benefits expense totaled $67.8 million in the current second quarter, representing a linked-quarter increase of $897,000 and a $22.8 million increase year-over-year. The increase was largely driven by our acquisition-related expansion and the resultant increase in branch and back-office staff. Occupancy and equipment expense rose $450,000 and $4.2 million, respectively, from the prior-period levels, to $22.1 million, as we added 66 branches in the AmTrust transaction in December and another six branches in the Desert Hills transaction on March 26th. The increase in occupancy and equipment expense was only partly offset by the subsequent consolidation of four branches in Arizona into the remaining 14 branches we acquired in that state through our FDIC-assisted transactions.

G&A expense totaled $43.6 million in the current second quarter, and was up $3.3 million linked-quarter and $4.6 million year-over-year. In addition to the full-quarter impact of the Desert Hills transaction, the linked-quarter increase in G&A expense reflects an increase in legal fees and other expenses stemming from OREO. In addition, we recorded acquisition-related expenses of $456,000 in G&A expense in the current second quarter; in the first quarter of 2010, such expenses accounted for $2.7 million of G&A expense. In the second quarter of 2009, G&A expense was increased by an FDIC special assessment of $14.0 million.

Income Tax Expense

Income tax expense consists of federal, state, and local taxes, and rose to $75.0 million in the current second quarter from $24.0 million in the three months ended June 30, 2009. The year-over-year difference was attributable to a $130.8 million increase in pre-tax income to $211.2 million and an increase in the effective tax rate to 35.50% from 29.85%. The effective tax rate was reduced in the year-earlier second quarter by the aforementioned OTTI loss on securities.

On a linked-quarter basis, income tax expense rose $6.3 million, the result of an $18.4 million increase in pre-tax income and a 13-basis point reduction in the effective tax rate.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Six Months Ended June 30, 2010

For the six months ended June 30, 2010, we reported earnings of $260.4 million, representing a $115.3 million, or 79.4%, increase from the year-earlier level and an $0.18, or 42.9%, increase in diluted earnings per share to $0.60.

In addition to increased net interest income and non-interest income, the year-over-year rise in our six-month 2010 earnings reflects the aforementioned after-tax gain on the Desert Hills transaction of $6.6 million, or $0.01 per diluted share. In addition, our earnings in the first six months of the prior year were reduced by a $24.2 million, or $0.07 per diluted share, after-tax OTTI loss on securities and an $8.4 million, or $0.03 per diluted share, after-tax FDIC special assessment charge.

Although our six-month 2010 earnings also reflected an increase in the provision for loan losses and higher non-interest expense, including after-tax acquisition-related expenses of $2.0 million, the revenue growth we realized in the current six-month period was more than sufficient to offset the impact of the expenses recorded during that time.

Net Interest Income

Net interest income rose $164.3 million, or 38.7%, year-over-year to $588.8 million in the first six months of 2010. The increase was fueled by a $163.8 million, or 20.4%, rise in interest income to $965.6 million, while interest expense dropped a modest $522,000, to $376.8 million.

Interest Income

Interest income growth was driven by a $6.0 billion rise in the average balance of interest-earning assets to $34.4 billion, which far exceeded the impact of a four-basis point decline in the average yield to 5.62%. In addition to loans acquired in the AmTrust and Desert Hills transactions, the higher average balance reflects organic loan production. The decline in yield was largely due to a reduction in the average balance and yield on securities and money market investments during the current six-month period.

In the first six months of 2010, the interest income produced by loans rose $187.5 million, or 29.1%, to $830.8 million, as the average balance of loans rose $6.2 billion to $28.4 million, and the average yield on such assets rose six basis points, to 5.85%. Prepayment penalty income contributed $3.6 million to interest income on loans in the current six-month period, as compared to $3.3 million in the year-earlier six months.

The increase in the interest income produced by loans was tempered by a $23.7 million decline in the interest income produced by securities and money market investments to $134.7 million. The 15.0% reduction was attributable to a $175.9 million decline in the average balance of such assets to $5.9 billion and a 65-basis point decline in the average yield to 4.53%.

Interest Expense

Although the average balance of interest-bearing liabilities rose $8.3 billion year-over-year to $35.0 billion in the current six-month period, the impact was exceeded by a 68-basis point reduction in the average cost of funds to 2.17%.

Largely reflecting the historically low level of short-term interest rates, the interest expense produced by interest-bearing deposits fell $729,000 year-over-year to $119.3 million, as the impact of an $8.3 billion increase in the average balance to $21.2 billion was more than offset by a 74-basis point decline in the average cost of such funds.

Although the average balance of CDs rose $2.6 billion year-over-year, to $9.0 billion, the increase occurred in tandem with a 141-basis point decline in the average cost to 1.68%. As a result, the interest expense produced by CDs fell $22.5 million year-over-year to $74.9 million in the six months ended June 30, 2010.

The decline in interest expense produced by CDs was largely tempered by a $21.7 million increase in the interest expense produced by core deposits to $44.4 million, as the average balance of such funds rose $6.2 billion year-over-year, to $13.9 billion, and the average cost of such funds rose five basis points to 0.64%. The higher average balance and cost were largely attributable to the infusion of core deposits stemming from the AmTrust and Desert Hills transactions.

The decline in the interest expense produced by interest-bearing deposits was modestly tempered by a $207,000 increase in the interest expense produced by borrowed funds during the current six-month period. Although the average balance of such funds fell $42.0 million year-over-year, to $13.8 billion, the average cost rose one basis point to 3.75% during this time.

Net Interest Income and Interest Rate Spread

Reflecting the same factors that contributed to the year-over-year increase in net interest income, we realized a 64-basis point increase in our interest rate spread to 3.45%, and a 43-basis point increase in our net interest margin to 3.41% in the first six months of 2010.

The following table sets forth certain information regarding our average balance sheets for the periods indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

(dollars in thousands)

	Six Months Ended June 30,
	2010				2009
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net(1)	$28,423,753	$830,843	5.85%		$22,246,474	$643,357	5.79%
Securities and money market investments(2)(3)	5,942,000	134,722	4.53		6,117,928	158,445	5.18

Total interest-earning assets	34,365,753	965,565	5.62		28,364,402	801,802	5.66
Non-interest-earning assets	8,110,667				3,923,162

Total assets	$42,476,420				$32,287,564

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,294,307	$32,844	0.80%		$3,851,583	$14,877	0.78%
Savings accounts	3,869,949	11,545	0.60		2,651,010	7,781	0.59
Certificates of deposit	8,986,810	74,880	1.68		6,343,033	97,340	3.09

Total interest-bearing deposits	21,151,066	119,269	1.14		12,845,626	119,998	1.88
Borrowed funds	13,825,801	257,511	3.75		13,867,820	257,304	3.74

Total interest-bearing liabilities	34,976,867	376,780	2.17		26,713,446	377,302	2.85
Non-interest-bearing deposits	1,740,284				1,180,841
Other liabilities	409,053				216,831

Total liabilities	37,126,204				28,111,118
Stockholders’ equity	5,350,216				4,176,446

Total liabilities and stockholders’ equity	$42,476,420				$32,287,564

Net interest income/interest rate spread		$588,785	3.45%			$424,500	2.81%

Net interest-earning assets/net interest margin			3.41%				2.98%

Ratio of interest-earning assets to interest-bearing liabilities			0.98	x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for Loan Losses

The loan loss provision rose $24.0 million year-over-year to $42.0 million in the current six-month period and exceeded the net charge-offs recorded during this time by $13.1 million, or 145.3%. As a result, the allowance for loan losses rose to $140.6 million at the end of June from $127.5 million at the end of December, and represented 22.08% of non-performing loans and 0.50% of total loans. The increased provision is indicative of management's assessment of the allowance for loan losses, which included consideration of the factors that were previously noted in the discussion of the provision for loan losses in the second quarter of 2010.

Non-Interest Income

Non-interest income totaled $135.5 million in the current six-month period, in contrast to $4.5 million in the first six months of 2009. The increase was attributable to a combination of factors, including a $71.3 million increase in other income to $83.3 million; a $9.5 million increase in fee income to $28.1 million; and a $10.8 million gain on the Desert Hills acquisition. Furthermore, the level of non-interest income was reduced in the first six months of 2009 by an OTTI loss on securities of $39.7 million, whereas OTTI losses were a far more modest $1.1 million in the first six months of 2010.

The increase in other income was largely due to the addition of AmTrust's mortgage banking operation, which generated mortgage banking income of $67.0 million, including servicing income of $26.3 million, in the current six-month period.

The following table summarizes the sources and amounts of non-interest income in the six months ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,
(in thousands)	2010	2009
Fee income	$28,053	$18,573
BOLI	14,176	13,568
Net loss on sale of securities	(8)	—
Gain on debt repurchase	293	—
Loss on OTTI of securities	(1,145)	(39,728)
Gain on business acquisition	10,780	—
Other income:
Mortgage banking income	67,032	—
PBC	6,101	4,735
Third-party investment product sales	4,886	5,493
Other	5,289	1,824

Total other income	83,308	12,052

Total non-interest income	$135,457	$4,465

Non-Interest Expense

Largely reflecting the magnitude of our acquisition-driven expansion, non-interest expense for the six months ended June 30, 2010 rose significantly year-over-year. In addition to a $4.6 million increase in CDI amortization to $15.8 million, operating expenses rose $76.5 million from the year-earlier level to $262.3 million during the six months ended June 30, 2010.

The increase in six-month operating expenses stemmed from all three categories, including a $47.2 million increase in compensation and benefits expense to $134.7 million; a $7.1 million increase in occupancy and equipment expense to $43.8 million; and a $22.1 million increase in G&A expense to $83.9 million.

In addition to a meaningful increase in staff, the rise in compensation and benefits expense reflects normal salary increases as well as grants of certain shareholder-approved incentive stock awards. The rise in occupancy and equipment expense largely reflects the addition of the AmTrust and Desert Hills branches to our franchise.

In addition to franchise expansion, the year-over-year increase in G&A expense was due to acquisition-related expenses of $3.1 million stemming from the AmTrust and Desert Hills transactions, and an increase in legal fees and expenses incurred in connection with OREO. In the six months ended June 30, 2009, G&A expense was increased by the aforementioned FDIC special assessment.

Income Tax Expense

In the first six months of 2010, income tax expense rose $74.9 million year-over-year to $143.7 million, as pre-tax income rose $190.2 million to $404.1 million and the effective tax rate rose to 35.56% from 32.17%. The lower effective tax rate in the first six months of 2009 reflects the impact of the $39.7 million OTTI loss on securities recorded in the second quarter of that year.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as such factors could materially affect the Company’s business, financial condition, or future results. Other than as noted below, there were no material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions, and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years, until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended June 30, 2010, the Company allocated $1.1 million toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: April 1, 2010 through April 30, 2010	56,774	$17.80	56,774	1,063,150
Month #2: May 1, 2010 through May 31, 2010	85	16.27	85	1,063,065
Month #3: June 1, 2010 through June 30, 2010	2,612	15.65	2,612	1,060,453

Total	59,471	$17.70	59,471

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 1,060,453 shares were still available for repurchase at June 30, 2010. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101*:	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 9, 2010	BY:	/S/ JOSEPH R. FICALORA
Joseph R. Ficalora Chairman, President, and Chief Executive Officer

DATE: August 9, 2010	BY:	/S/ THOMAS R. CANGEMI
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer