Form 10-Q
period 2010-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2010-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

435,611,875

Number of shares of common stock outstanding at

November 3, 2010

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2010

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Cash and cash equivalents	$2,235,091	$2,670,857
Securities available for sale:
Mortgage-related ($489,317 and $602,233 pledged, respectively)	542,929	774,205
Other securities ($65,060 and $302,022 pledged, respectively)	185,236	744,441

Total available-for-sale securities	728,165	1,518,646

Securities held to maturity:
Mortgage-related ($3,109,757 and $2,459,161 pledged, respectively) (fair value of $3,248,297 and $2,551,608, respectively)	3,141,279	2,465,956
Other securities ($658,929 and $1,564,585 pledged, respectively) (fair value of $858,116 and $1,698,054, respectively)	856,515	1,757,641

Total held-to-maturity securities	3,997,794	4,223,597

Total securities	4,725,959	5,742,243
Loans held for sale	1,368,889	—
Non-covered loans held for investment, net of deferred loan fees and costs	23,604,552	23,376,599
Less: Allowance for loan losses	(155,866)	(127,491)

Non-covered loans held for investment, net	23,448,686	23,249,108
Covered loans (includes $351.3 million of loans held for sale at December 31, 2009)	4,473,718	5,016,100

Total loans, net	29,291,293	28,265,208
Federal Home Loan Bank (“FHLB”) stock, at cost	447,185	496,742
Premises and equipment, net	199,817	205,165
FDIC loss share receivable	811,623	743,276
Goodwill	2,436,325	2,436,401
Core deposit intangibles, net	85,407	105,764
Bank-owned life insurance	735,435	715,962
Other real estate owned ($56.9 million covered by FDIC loss sharing agreements at September 30, 2010)	76,427	15,205
Other assets	661,876	757,046

Total assets	$41,706,438	$42,153,869

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$8,204,752	$7,706,288
Savings accounts	3,887,736	3,788,294
Certificates of deposit	8,209,296	9,053,891
Non-interest-bearing accounts	1,925,607	1,767,938

Total deposits	22,227,391	22,316,411

Borrowed funds:
FHLB advances	8,429,664	8,955,769
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	12,554,664	13,080,769
Junior subordinated debentures	427,079	427,371
Other borrowings	613,435	656,546

Total borrowed funds	13,595,178	14,164,686
Other liabilities	388,571	305,870

Total liabilities	36,211,140	36,786,967

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 435,586,117 and 433,197,332 shares issued and outstanding, respectively)	4,356	4,332
Paid-in capital in excess of par	5,281,201	5,238,231
Retained earnings	245,597	175,193
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(245)	(951)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax	22,235	(457)
Net unrealized losses on the non-credit portion of other-than-temporary impairment (“OTTI”) losses and securities transferred from available-for-sale to held to maturity, net of tax	(20,594)	(9,744)
Net unrealized loss on pension and post-retirement obligations, net of tax	(37,252)	(39,702)

Total accumulated other comprehensive loss, net of tax	(35,611)	(49,903)

Total stockholders’ equity	5,495,298	5,366,902

Total liabilities and stockholders’ equity	$41,706,438	$42,153,869

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income:
Mortgage and other loans	$410,178	$327,120	$1,241,021	$970,477
Securities and money market investments	57,252	75,816	191,974	234,261

Total interest income	467,430	402,936	1,432,995	1,204,738

Interest Expense:
NOW and money market accounts	12,542	7,380	45,386	22,257
Savings accounts	4,824	3,687	16,369	11,468
Certificates of deposit	33,847	35,482	108,727	132,822
Borrowed funds	130,029	130,027	387,540	387,331

Total interest expense	181,242	176,576	558,022	553,878

Net interest income	286,188	226,360	874,973	650,860
Provision for loan losses	32,000	15,000	74,000	33,000

Net interest income after provision for loan losses	254,188	211,360	800,973	617,860

Non-Interest Income:
Total loss on OTTI of securities	(12,790)	(22,550)	(26,456)	(73,623)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	11,964	9,275	24,485	20,620

Net loss on OTTI recognized in earnings	(826)	(13,275)	(1,971)	(53,003)
Fee income	13,403	9,682	41,456	28,255
Bank-owned life insurance	6,792	6,914	20,968	20,482
Net loss on sale of securities	—	—	(8)	—
Gain on business acquisition	—	—	10,780	—
Gain on debt repurchases/exchange	2,441	5,717	2,734	5,717
Mortgage banking income	76,465	—	143,497	—
Other	8,828	6,034	25,104	18,086

Total non-interest income	107,103	15,072	242,560	19,537

Non-Interest Expense:
Operating expenses:
Compensation and benefits	72,874	46,093	207,571	133,560
Occupancy and equipment	22,019	17,700	65,799	54,343
General and administrative	48,378	26,274	132,244	88,002

Total operating expenses	143,271	90,067	405,614	275,905
Amortization of core deposit intangibles	7,818	5,412	23,593	16,575

Total non-interest expense	151,089	95,479	429,207	292,480

Income before income taxes	210,202	130,953	614,326	344,917
Income tax expense	74,593	32,380	218,310	101,207

Net Income	$135,609	$98,573	$396,016	$243,710

Other comprehensive income, net of tax:
Change in net unrealized gain on securities and non-credit portion of OTTI for the period	16,413	6,797	11,842	16,091
Change in pension and post-retirement obligations	781	1,110	2,450	3,424

Total comprehensive income, net of tax	$152,803	$106,480	$410,308	$263,225

Basic earnings per share	$0.31	$0.28	$0.91	$0.70

Diluted earnings per share	$0.31	$0.28	$0.91	$0.70

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended
September 30, 2010
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,332
Shares issued for restricted stock awards (374,858 shares)	4
Shares issued for stock options exercised (247,445 shares)	3
Shares issued in connection with the direct stock purchase feature of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) (1,766,482 shares)	17

Balance at end of period	4,356

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,238,231
Allocation of ESOP stock	2,886
Shares issued for restricted stock awards, net of forfeitures	(1,145)
Compensation expense related to restricted stock awards	8,291
Exercise of stock options	2,486
Tax effect of stock plans	1,534
Shares issued in connection with the direct stock purchase feature of the DRP	28,918

Balance at end of period	5,281,201

Retained Earnings:
Balance at beginning of year	175,193
Net income	396,016
Dividends paid on common stock ($0.75 per share)	(325,612)

Balance at end of period	245,597

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (181,935 shares)	(2,868)
Exercise of stock options (109,593 shares)	1,727
Shares issued for restricted stock awards (72,342 shares)	1,141

Balance at end of period	—

Unallocated Common Stock Held by ESOP:
Balance at beginning of year	(951)
Earned portion of ESOP	706

Balance at end of period	(245)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(49,903)
Change in net unrealized gain on securities available for sale, net of tax of $14,031	21,545
Non-credit portion of OTTI loss recognized in other comprehensive income, net of tax of $9,657	(14,829)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $2,557	3,927
Change in pension and post-retirement obligations, net of tax of $1,604	2,450
Reclassification adjustment for loss on sale and OTTI of securities, net of tax of $780	1,199

Balance at end of period	(35,611)

Total stockholders’ equity at end of period	$5,495,298

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$396,016	$243,710
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	74,000	33,000
Depreciation and amortization	14,682	15,027
Amortization of premiums (accretion of discounts), net	3,218	(4,537)
Net change in net deferred loan origination costs and fees	2,403	(1,625)
Amortization of core deposit intangibles	23,594	16,575
Net loss on sale of securities	8	—
Net gain on sale of loans	(99,582)	(536)
Gain on business acquisition	(10,780)	—
Stock plan-related compensation	11,884	9,898
Loss on OTTI of securities recognized in earnings	1,971	53,003
Changes in assets and liabilities:
Decrease (increase) in deferred tax asset, net	5,649	(54,905)
Decrease (increase) in other assets	33,522	(41,066)
Increase (decrease) in other liabilities	80,567	(157,556)
Origination of loans held for sale	(7,021,169)	(78,537)
Proceeds from sale of loans originated for sale	6,082,210	76,733

Net cash (used in) provided by operating activities	(401,807)	109,184

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	3,514,161	2,039,229
Proceeds from repayment of securities available for sale	813,896	193,341
Proceeds from sale of securities available for sale	660	—
Purchase of securities held to maturity	(3,292,660)	(1,808,546)
Net redemption (purchase) of FHLB stock	53,144	(22,049)
Net decrease (increase) in loans	132,765	(863,258)
Purchase of premises and equipment, net	(9,334)	(4,887)
Net cash acquired in business acquisition	140,895	—

Net cash provided by (used in) investing activities	1,353,527	(466,170)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(479,662)	92,253
Net increase in short-term borrowed funds	300,000	366,600
Net (decrease) increase in long-term borrowed funds	(914,012)	39,763
Tax effect of stock plans	1,533	3,794
Cash dividends paid on common stock	(325,612)	(258,202)
Treasury stock purchases	(2,868)	(1,289)
Net cash received from stock option exercises	4,200	25
Proceeds from issuance of common stock, net	28,935	64,664

Net cash (used in) provided by financing activities	(1,387,486)	307,608

Net decrease in cash and cash equivalents	(435,766)	(49,378)
Cash and cash equivalents at beginning of period	2,670,857	203,216

Cash and cash equivalents at end of period	$2,235,091	$153,838

Supplemental information:
Cash paid for interest	$603,369	$554,481
Cash paid for income taxes	233,878	170,914
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$51,542	$14,372
Exchange of debt for common stock	—	39,153

Note:	Excluding the core deposit intangible and the FDIC loss share receivable, the fair values of non-cash assets acquired and of liabilities assumed in the acquisition of Desert Hills Bank on March 26, 2010 were $245.4 million and $445.6 million, respectively.

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New York Community Bancorp, Inc. and subsidiaries (the “Company”), including its two bank subsidiaries, New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”). The unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to present a fair statement of the results for the periods presented. There are no other adjustments reflected in the accompanying consolidated financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The reimbursable losses and recoveries discussed above are based on the book value of the relevant assets as determined by the FDIC as of the effective date of the Desert Hills acquisition. The amount that the Community Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the assets in future periods.

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

The application of the acquisition method of accounting resulted in a bargain purchase gain of $10.8 million, which is included in “non-interest income” in the Company’s Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2010. This gain amounted to $6.6 million after-tax.

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

Loans

The acquired loan portfolios were segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages, HELOCs, commercial and industrial, or consumer), borrower type, and payment status (performing or non-performing). The estimated fair values of mortgage and other loans were computed by discounting the anticipated cash flows from the respective portfolios. We estimated the cash flows expected to be collected at the acquisition date by using interest rate risk and prepayment risk models that incorporated our best estimate of current key assumptions, such as default rates, loss severity rates, and prepayment speeds. Prepayment assumptions use swap rates and various relevant reference rates (e.g., U.S. Treasury obligations) as benchmarks. Prepayment assumptions are developed by reference to historical prepayment speeds of loans with similar characteristics and by developing base curves for loans with particular reset and prepayment penalty periods. Once the base curves are determined, other factors that will

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

influence constant prepayment rates in the future include, but are not limited to, current loan-to-value ratios, loan balances, home price appreciation, documentation type, and forward rates. Loss severity rates are based on or developed by using historical loss rates of loans in a loan performance database. The major inputs include, but are not limited to, current loan-to-value ratios, home price appreciation, payment history, original FICO scores, original debt-to-income ratios, property type, and loan balances.

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

Borrowed Funds

The estimated fair value of borrowed funds is based on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities.

Note 3. Stock-Based Compensation

At September 30, 2010, the Company had 4,605,858 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”). Under the 2006 Stock Incentive Plan, the Company granted 463,000 shares of restricted stock in the nine months ended September 30, 2010, with an average fair value of $16.29 per share on the date of grant and a vesting period of five years. The nine-month amount includes 38,500 shares that were granted in the third quarter with an average fair value of $16.09 per share on the date of grant. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $2.6 million and $2.3 million, respectively, in the three months ended September 30, 2010 and 2009, and $8.3 million and $7.1 million, respectively, in the nine months ended at those dates.

A summary of activity with regard to restricted stock awards during the nine months ended September 30, 2010 is presented in the following table:

	For the Nine Months Ended September 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	3,000,824	$13.95
Granted	463,000	16.29
Vested	(451,600)	15.93
Forfeited	(15,800)	13.35

Unvested at September 30, 2010	2,996,424	14.02

As of September 30, 2010, unrecognized compensation costs relating to unvested restricted stock totaled $35.3 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

In addition, the Company had ten stock option plans at September 30, 2010: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group, Inc. Stock Option Plans (all ten plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company recognizes compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. However, as there were no unvested options at any time during the nine months ended September 30, 2010 or the year ended December 31, 2009, the Company did not record any compensation and benefits expense relating to stock options during these periods.

Generally, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or paid-in capital on the date of exercise. At September 30, 2010, there were 12,634,854 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,151 at September 30, 2010.

The status of the Company’s Stock Option Plans at September 30, 2010 and the changes that occurred during the nine months ended at that date are summarized in the following table:

	For the Nine Months Ended September 30, 2010
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding and exercisable at January 1, 2010	13,037,564	$15.56
Exercised	(385,580)	11.25
Forfeited/expired	(17,130)	12.54

Stock options outstanding and exercisable at September 30, 2010	12,634,854	15.70

Total stock options outstanding and exercisable at September 30, 2010 had a weighted average remaining contractual life of 1.59 years, a weighted average exercise price of $15.70 per share, and an aggregate intrinsic value of $15.4 million. The intrinsic value of options exercised during the nine months ended September 30, 2010 was $2.0 million. The intrinsic value of options exercised in the year-earlier nine-month period was nominal.

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2010:

	September 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$213,479	$8,639	$78	$222,040
GSE CMOs(2)	244,866	9,988	—	254,854
Private label CMOs	66,442	254	661	66,035

Total mortgage-related securities	$524,787	$18,881	$739	$542,929

Other Securities:
U.S. Treasury obligations	$58,239	$963	$—	$59,202
GSE debentures	620	6	—	626
Corporate bonds	5,809	4	838	4,975
State, county, and municipal	1,427	90	—	1,517
Capital trust notes	38,843	26,065	5,707	59,201
Preferred stock	30,574	1,980	11,964	20,590
Common stock	43,880	2,213	6,968	39,125

Total other securities	$179,392	$31,321	$25,477	$185,236

Total securities available for sale(3)	$704,179	$50,202	$26,216	$728,165

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	As of September 30, 2010, the non-credit portion of OTTI recorded in accumulated other comprehensive loss, net of tax (“AOCL”) was $12.5 million (before taxes).

As of September 30, 2010, the amortized cost of marketable equity securities included perpetual preferred stock of $30.6 million and common stock of $43.9 million. Perpetual preferred stock consisted of investments in two financial institutions: one of the largest banking and financial services organizations in the world and a Florida-based diversified financial services firm that provides a variety of banking, wealth management, and outsourced business processing services to high-net worth clients and premier financial institutions. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2009:

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$264,769	$7,741	$702	$271,808
GSE CMOs	400,770	16,013	—	416,783
Private label CMOs	91,612	—	5,998	85,614

Total mortgage-related securities	$757,151	$23,754	$6,700	$774,205

Other Securities:
U.S. Treasury obligations	$607,022	$21	$592	$606,451
GSE debentures	30,179	11	—	30,190
Corporate bonds	5,811	9	919	4,901
State, county, and municipal	6,402	38	281	6,159
Capital trust notes	39,151	5,125	5,438	38,838
Preferred stock	31,400	1,117	11,283	21,234
Common stock	42,693	1,606	7,631	36,668

Total other securities	$762,658	$7,927	$26,144	$744,441

Total securities available for sale	$1,519,809	$31,681	$32,844	$1,518,646

The following tables summarize the Company’s portfolio of securities held to maturity at September 30, 2010 and December 31, 2009:

	September 30, 2010
(in thousands)	Amortized Cost	Carrying Amount(1)	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$199,642	$199,642	$15,087	$122	$214,607
GSE CMOs	2,934,939	2,934,939	92,053	—	3,026,992
Other mortgage-related securities	6,698	6,698	—	—	6,698

Total mortgage-related securities	$3,141,279	$3,141,279	$107,140	$122	$3,248,297

Other Securities:
GSE debentures	$608,622	$608,622	$8,306	$—	$616,928
Corporate bonds	91,763	91,763	9,018	—	100,781
Capital trust notes	178,045	156,130	7,980	23,703	140,407

Total other securities	$878,430	$856,515	$25,304	$23,703	$858,116

Total securities held to maturity	$4,019,709	$3,997,794	$132,444	$23,825	$4,106,413

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At September 30, 2010, the non-credit portion recorded in AOCL was $21.9 million (before taxes).

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$234,290	$234,290	$16,031	$—	$250,321
GSE CMOs	2,224,873	2,224,873	75,948	6,327	2,294,494
Other mortgage-related securities	6,793	6,793	—	—	6,793

Total mortgage-related securities	$2,465,956	$2,465,956	$91,979	$6,327	$2,551,608

Other Securities:
GSE debentures	$1,489,488	$1,489,488	$564	$24,505	$1,465,547
Corporate bonds	101,084	101,084	4,363	1,578	103,869
Capital trust notes	176,784	167,069	2,054	40,485	128,638

Total other securities	$1,767,356	$1,757,641	$6,981	$66,568	$1,698,054

Total securities held to maturity	$4,233,312	$4,223,597	$98,960	$72,895	$4,249,662

Included in the $199.6 million market value of the capital trust note portfolio held at September 30, 2010 are three pooled trust preferred securities. The table below details the pooled trust preferred securities that have at least one credit rating below investment grade as of September 30, 2010:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$625
Fair value	21,039	1,014	1,367
Unrealized gain	6,076	462	741
Lowest credit rating assigned to security	B	CC	CC
Number of banks currently performing	26	63	23
Actual deferrals and defaults as a percentage of original collateral	6%	28%	36%
Expected deferrals and defaults as a percentage of remaining performing collateral	25	27	0
Expected recoveries as a percentage of remaining performing collateral	0	0	10
Excess subordination as a percentage of remaining performing collateral	8	0	0

As of September 30, 2010, after taking into account our best estimates of future deferrals, defaults, and recoveries, two of our pooled trust preferred securities had no excess subordination in the classes we own and one had excess subordination of 8%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class we own, after taking into account these projected deferrals, defaults, and recoveries.

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

		For the Nine Months Ended September 30, 2010
(in thousands)
Beginning credit loss amount as of December 31, 2009		$199,883
Add:	Initial other-than-temporary credit losses	1,157
	Subsequent other-than-temporary credit losses	814
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increases in expected cash flows on debt securities	—

Ending credit loss amount as of September 30, 2010		$201,854

OTTI losses on securities totaled $26.5 million in the nine months ended September 30, 2010 and consisted of $12.8 million relating to preferred stock and $13.7 million relating to trust preferred securities. The OTTI losses that were related to credit were recognized in earnings and totaled $2.0 million during 2010, as determined through a present-value analysis of expected cash flows on the securities. The significant inputs that the Company used to determine these expected cash flows were the anticipated magnitude and timing of interest payment deferrals, if any, and the underlying creditworthiness of the individual issuers whose debt acts as collateral for these trust preferred securities. The discount rate used to estimate the fair value was determined by considering the weighted average of certain market credit spreads, as well as credit spreads interpolated using other market factors. The discount rate used in determining the credit portion of OTTI, if any, is the yield on the position at the time of purchase.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of September 30, 2010:

At September 30, 2010	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE certificates	$27,842	$122	$—	$—	$27,842	$122
Capital trust notes	1,570	9	72,328	23,694	73,898	23,703

Total temporarily impaired held-to-maturity debt securities	$29,412	$131	$72,328	$23,694	$101,740	$23,825

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$10,406	$78	$—	$—	$10,406	$78
Private label CMOs	—	—	40,385	661	40,385	661
Corporate bonds	—	—	3,966	838	3,966	838
Capital trust notes	6,013	104	8,531	5,603	14,544	5,707

Total temporarily impaired available-for-sale debt securities	$16,419	$182	$52,882	$7,102	$69,301	$7,284
Equity Securities	40	11	23,860	18,921	23,900	18,932

Total temporarily impaired available-for-sale securities	$16,459	$193	$76,742	$26,023	$93,201	$26,216

The twelve months or longer unrealized losses of $18.9 million relating to available-for-sale equity securities primarily consisted of two security positions. The first is a perpetual preferred stock of a Florida-based diversified financial services firm, which was evaluated under the debt model described on page 119 of the Company’s 2009 Annual Report on Form 10-K; and the second was a large cap equity fund. The respective twelve months or longer unrealized losses on the preferred stock and the large cap equity fund were $12.0 million and $6.1 million, respectively.

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of September 30, 2010, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL were not other-than-temporarily impaired as of September 30, 2010.

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

The unrealized losses on the Company’s GSE debentures and GSE CMOs at September 30, 2010 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2010.

The Company reviews quarterly financial information related to its investments in capital securities as well as other information that is released by each financial institution to determine the continued creditworthiness of the securities it issued. The contractual terms of these investments do not permit settling the securities at prices that are

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at September 30, 2010. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in fair values for the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs at September 30, 2010 were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads from the acquisition dates across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at September 30, 2010. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows on these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At September 30, 2010, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other than temporarily impaired at September 30, 2010. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the carrying amounts and estimated fair values of held-to-maturity debt securities and the amortized cost and estimated fair values of available-for-sale debt securities at September 30, 2010 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the end of the estimated average life of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount								Fair Value
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield
Held-to-Maturity Debt Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$—	—%	$—
Due from one to five years	—	—	—	—	—	—	32,750	6.34	33,868
Due from five to ten years	8,811	6.14	558,622	3.73	—	—	23,026	5.20	602,222
Due after ten years	3,132,468	4.02	50,000	4.00	—	—	192,117	7.45	3,470,323

Total debt securities held to maturity	$3,141,279	4.02%	$608,622	3.75%	$—	—%	$247,893	7.10%	$4,106,413

	Amortized Cost								Fair Value
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield
Available-for-Sale Debt Securities:(3)
Due within one year	$175	8.58%	$—	—%	$125	5.12%	$1,005	5.60%	$1,313
Due from one to five years	900	5.20	58,239	1.19	493	5.75	4,804	4.13	64,645
Due from five to ten years	12,993	6.86	—	—	674	6.48	—	—	14,097
Due after ten years	510,719	4.66	620	5.26	135	6.66	38,843	5.00	588,395

Total debt securities available for sale	$524,787	4.72%	$58,859	1.24%	$1,427	6.13%	$44,652	4.92%	$668,450

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $625,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Loans, net

The following table provides a summary of the Company’s loan portfolio at the dates indicated:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent of Non-Covered Loans	Amount	Percent of Non-Covered Loans
Non-Covered Loans:
Mortgage Loans:
Multi-family	$16,808,512	67.29%	$16,737,721	71.59%
Commercial real estate	5,284,994	21.16	4,988,649	21.34
Acquisition, development, and construction	607,679	2.43	666,440	2.85
One- to four-family	180,211	0.72	216,078	0.92
Loans held for sale	1,368,889	5.48	—	—

Total Mortgage Loans	$24,250,285	97.08	$22,608,888	96.70

Other Loans:
Commercial and industrial	635,797	2.55	653,159	2.79
Other	93,655	0.37	118,445	0.51

Total Other Loans	729,452	2.92	771,604	3.30

Total non-covered loans	24,979,737	100.00%	$23,380,492	100.00%

Net deferred loan origination fees	(6,296)		(3,893)
Allowance for loan losses	(155,866)		(127,491)

Total Non-Covered Loans, Net	24,817,575		23,249,108
Total Covered Loans	4,473,718		5,016,100

Loans, net	$29,291,293		$28,265,208

Covered loans refer to the loans acquired from the FDIC in the AmTrust and Desert Hills acquisitions, all of which are subject to the previously mentioned loss sharing agreements. At December 31, 2009, the balance of covered loans included loans held for sale of $351.3 million. Non-covered loans refer to all loans in the Company’s loan portfolio excluding covered loans.

Non-Covered Loans

Loans Originated for Portfolio

The vast majority of the loans the Company originates for portfolio are multi-family loans. Within this niche, the Company’s primary focus is loans collateralized by non-luxury apartment buildings in New York City that feature below-market rents.

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

ADC loans typically involve a higher degree of credit risk than financing on improved, owner-occupied real estate. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This would have a material adverse effect on the quality of the ADC loan portfolio, and result in significant losses or delinquencies.

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

Since 2008, the markets served by the Company have been impacted by widespread economic decline and rising unemployment, which have contributed to a rise in charge-offs and non-performing assets. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

One- to Four-Family Loans Originated for Sale

The origination of one- to four-family loans occurs on two distinctly different platforms. Since December 1, 2000, the Company has originated such loans as a customer service in its local markets through a third-party conduit. The loans have been originated at its branches and on its web sites, and have been sold to the third-party conduit shortly after closing, servicing released.

In connection with the AmTrust acquisition, the Company acquired its mortgage banking operation, which aggregates agency-conforming one- to four-family loans on a nationwide platform and sells these loans to GSEs.

Asset Quality

At September 30, 2010 and December 31, 2009, the Company had $659.9 million and $578.1 million, respectively, of non-accrual non-covered loans. In addition, at September 30, 2010, the Company had $169.6 million of covered loans that were 30 to 89 days past due, and covered loans of $311.6 million that were over 90 days past due but considered to be performing due to the application of the yield accretion method under Codification Topic 310-30. Codification Topic 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to Codification Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information regarding the Company’s non-performing loans at September 30, 2010 and December 31, 2009, excluding covered loans:

(in thousands)	September 30, 2010	December 31, 2009
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$357,295	$393,113
Commercial real estate	162,421	70,618
Acquisition, development, and construction	95,286	79,228
One- to four-family	18,178	14,171

Total non-accrual mortgage loans	633,180	557,130
Other non-accrual loans	26,724	20,938
Loans 90 days or more past due and still accruing interest	—	—

Total non-performing loans	$659,904	$578,068

In accordance with GAAP, the Company is required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At September 30, 2010, loans modified in TDRs totaled $360.8 million; of this amount, $210.5 million were non-accrual loans and $150.3 million were accruing interest. At December 31, 2009, loans modified in TDRs totaled $184.8 million; of this amount, $167.3 million were non-accrual loans and $17.5 million were accruing interest.

The following table presents additional information regarding the Company’s TDRs as of September 30, 2010:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$142,101	$127,380	$269,481
Commercial real estate	8,191	57,818	66,009
Acquisition, development, and construction	—	17,666	17,666
Commercial and industrial	—	6,086	6,086
One- to four-family	—	1,520	1,520

Total	$150,292	$210,470	$360,762

In an effort to proactively deal with delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, forbearance of arrears, extension of maturity dates, and conversion from amortizing to interest-only payments. As of September 30, 2010, concessions made with respect to rate reductions amounted to $267.5 million; maturity extensions amounted to $57.2 million; and forbearance agreements amounted to $36.1 million.

Most of the Company’s TDRs involve rate reductions and/or forbearance of arrears, which have thus far proven the most successful in enabling selected borrowers to emerge from delinquency and keep their loans current.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

At September 30, 2010, non-covered loans included $1.4 billion of loans held for sale, the vast majority of which were originated by AmTrust’s mortgage banking operation for sale to GSEs.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of activity in the allowance for loan losses for the dates indicated:

(in thousands)	At or For the Nine Months Ended September 30, 2010	At or For the Year Ended December 31, 2009
Balance at beginning of period	$127,491	$94,368
Provision for loan losses	74,000	63,000
Charge-offs	(46,266)	(29,931)
Recoveries	641	54

Balance at end of period	$155,866	$127,491

At September 30, 2010, the Company had $718.2 million of non-covered impaired loans. At September 30, 2010, $13.9 million of the Company’s allowance for loan losses related to non-covered impaired loans of $93.0 million.

The average balance of impaired loans for the three and nine months ended September 30, 2010, was $727.4 million and $674.5 million, respectively. The interest income recorded on these loans, which was not materially different from cash-basis interest income, amounted to $2.0 million and $7.9 million for the respective periods. For the three and nine months ended September 30, 2009, the average balance of impaired loans was $498.9 million and $344.5 million, respectively, and the interest income amounted to $4.6 million and $13.7 million, respectively.

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of September 30, 2010:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One- to four-family	$4,012,721	89.7%
All other loans	460,997	10.3

Total loans	$4,473,718	100.0%

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

At the acquisition date, we estimated the fair values of the Desert Hills loan portfolio at $196.7 million, which represented the expected cash flows from the portfolio discounted at market-based rates. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the Desert Hills loan portfolio at the acquisition date. On the acquisition date, the estimate of the contractual principal and interest payments for covered loans acquired in the Desert Hills acquisition was $275.4 million. On the acquisition date, the accretable yield was $28.3 million and the non-accretable difference was $50.3 million.

In connection with the Desert Hills acquisition, the Company also acquired $38.6 million of OREO, all of which is covered under an FDIC loss sharing agreement. Covered OREO was initially recorded at its estimated fair value on the acquisition date based on independent appraisals less estimated selling costs. Any subsequent write downs due to declines in fair value will be charged to non-interest expense with a partially offsetting non-interest income item for the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2010, the combined outstanding balance (representing amounts owed to the Company) of loans acquired in the AmTrust and Desert Hills acquisitions was $5.4 billion. The carrying values of such loans were $4.5 billion and $4.6 billion, respectively at June 30, 2010; the carrying value of loans acquired in the AmTrust transaction was $5.0 billion at December 31, 2009.

Changes in the accretable yield for acquired loans were as follows for the nine months ended September 30, 2010:

(in thousands)	Accretable Yield
Balance at beginning of period(1)	$2,081,765
Additions	28,315
Accretion	(188,017)

Balance at end of period	$1,922,063

(1)	Excludes loans held for sale.

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

Note 6. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $51.3 million and $10.6 million at September 30, 2010 and December 31, 2009, respectively. MSRs are included in “other assets” in the Consolidated Statements of Condition. The Company has two classes of MSRs for which it separately manages economic risk: residential MSRs and securitized MSRs. Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions of its residential MSRs. MSRs do not trade in an active, open market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage refinancing activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced mortgage refinancing activity.

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

The following table sets forth the changes in residential and securitized MSRs for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	For the Nine Months Ended September 30, 2010		For the Year Ended December 31, 2009
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$8,617	$1,965	$—	$3,568
Additions	55,776	—	—	—
Decrease in fair value	(14,496)	—	—	—
Amortization	—	(580)	—	(1,603)
Additions recorded at fair value in the AmTrust acquisition	—	—	8,617	—

Carrying value, end of period	$49,897	$1,385	$8,617	$1,965

Note 7. Borrowed Funds

The following table provides a summary of the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2010	December 31, 2009
Wholesale borrowings:
FHLB advances	$8,429,664	$8,955,769
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	12,554,664	13,080,769

Junior subordinated debentures	427,079	427,371
Senior debt	601,835	601,746
Preferred stock of subsidiaries	11,600	54,800

Total borrowed funds	$13,595,178	$14,164,686

At September 30, 2010, the Company had $427.1 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company and the underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption. However, with the passage of the Dodd-Frank Act in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of September 30, 2010:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(2)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010
New York Community Capital Trust V	6.000	143,584	137,233	November 4, 2002	November 1, 2051	November 4, 2007(3)
New York Community Capital Trust X	1.892	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010
PennFed Capital Trust II	10.180	12,731	12,359	March 28, 2001	June 8, 2031	June 8, 2011
PennFed Capital Trust III	3.542	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(2)
New York Community Capital Trust XI	1.939	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012

		$427,079	$412,142

(1)	Excludes the effect of purchase accounting adjustments.
(2)	Callable at any time subsequent to this date.
(3)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2010		2009
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,515	$198	$1,611	$228
Service cost	—	1	—	1
Expected return on plan assets	(2,866)	—	(2,576)	—
Unrecognized past service liability	49	(62)	50	(62)
Amortization of unrecognized loss	1,286	78	1,746	75

Net periodic (credit) expense	$(16)	$215	$831	$242

	For the Nine Months Ended September 30,
	2010		2009
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$4,543	$595	$4,832	$683
Service cost	—	3	—	3
Expected return on plan assets	(8,597)	—	(7,726)	—
Unrecognized past service liability	147	(187)	152	(187)
Amortization of unrecognized loss	3,858	235	5,237	227

Net periodic (credit) expense	$(49)	$646	$2,495	$726

As discussed in the notes to the consolidated financial statements presented in the Company’s 2009 Annual Report on Form 10-K, the Company expects to contribute $1.7 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2010. At December 31, 2009, the Company’s pension plan was overfunded. Accordingly, the Company does not expect to contribute to its pension plan in 2010 period.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Computation of Earnings per Share

The following table presents the Company’s computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2010	2009	2010	2009

Net income	$135,609	$98,573	$396,016	$243,710
Less: Dividends paid on and earnings allocated to participating securities	(776)	(548)	(2,269)	(1,419)

Earnings applicable to common stock	$134,833	$98,025	$393,747	$242,291

Weighted average common shares outstanding	434,375,863	346,176,162	433,519,634	344,359,415

Basic earnings per common share	$0.31	$0.28	$0.91	$0.70

Earnings applicable to common stock	$134,833	$98,025	$393,747	$242,291

Weighted average common shares outstanding	434,375,863	346,176,162	433,519,634	344,359,415
Potential dilutive common shares(1)	468,009	75,027	370,032	76,200

Total shares for diluted earnings per share computation	434,843,872	346,251,189	433,889,666	344,435,615

Diluted earnings per common share and common share equivalents	$0.31	$0.28	$0.91	$0.70

(1)	Options to purchase 2,818,863 and 2,824,373 shares, respectively, of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2010, at respective weighted average exercise prices of $19.18 and $19.18, were excluded from the respective computations of diluted earnings per share because their inclusion would have had an antidilutive effect. Options to purchase 12,884,811 shares of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2009, were excluded from the respective computations of diluted earnings per share because their inclusion would have had an antidilutive effect.

Note 10. Fair Value Measurement

The Company carries loans held for sale originated by the mortgage banking unit at fair value, in accordance with applicable accounting guidance (the “Fair Value Option”). In 2008, the FASB issued a standard that, among other things, defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The standard clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and that were included in the Company’s Consolidated Statement of Condition at those dates:

	Fair Value Measurements at September 30, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$222,040	$—	$—	$222,040
GSE CMOs	—	254,854	—	—	254,854
Private label CMOs	—	66,035	—	—	66,035

Total mortgage-related securities	$—	$542,929	$—	$—	$542,929

Other Securities Available for Sale:
GSE debentures	$—	$626	$—	$—	$626
Corporate bonds	—	4,975	—	—	4,975
U. S. Treasury obligations	59,202	—	—	—	59,202
State, county, and municipal	—	1,517	—	—	1,517
Capital trust notes	—	35,135	24,066	—	59,201
Preferred stock	—	14,430	6,160	—	20,590
Common stock	39,125	—	—	—	39,125

Total other securities	$98,327	$56,683	$30,226	$—	$185,236

Total securities available for sale	$98,327	$599,612	$30,226	$—	$728,165

Other Assets:
Loans held for sale	$—	$1,363,844	$—	$—	$1,363,844
Mortgage servicing rights	—	—	49,897	—	49,897
Derivative assets	5,632	102	27,884	—	33,618
Liabilities:
Derivative liabilities	$2,018	$8,805	$—	$—	$10,823

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$271,808	$—	$—	$271,808
GSE CMOs	—	416,783	—	—	416,783
Private label CMOs	—	85,614	—	—	85,614

Total mortgage-related securities	$—	$774,205	$—	$—	$774,205

Other Securities Available for Sale:
GSE debentures	$—	$30,190	$—	$—	$30,190
Corporate bonds	—	4,901	—	—	4,901
U. S. Treasury obligations	606,451	—	—	—	606,451
State, county, and municipal	—	6,159	—	—	6,159
Capital trust notes	—	15,273	23,565	—	38,838
Preferred stock	—	13,567	7,667	—	21,234
Common stock	36,668	—	—	—	36,668

Total other securities	$643,119	$70,090	$31,232	$—	$744,441

Total securities available for sale	$643,119	$844,295	$31,232	$—	$1,518,646

Other Assets:
Loans held for sale	$—	$351,322	$—	$—	$351,322
Mortgage servicing rights	—	—	8,617	—	8,617
Derivative assets	48	20,416	32	(2,243)	18,253
Liabilities:
Derivative liabilities	$344	$—	$—	$(83)	$261

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had no transfers in or out of Level 1 or 2 during the nine months ended September 30, 2010.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the nine months ended September 30, 2010 and 2009 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

		Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net			Change in Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2010
(in thousands)	Fair Value January 1, 2010	Income	Comprehensive Income		Transfers in/out of Level 3	Fair Value at Sept. 30, 2010
Available-for-Sale Debt Securities:
Capital securities and preferred stock	$31,232	$(13,668)	$12,664	$(2)	$—	$30,226	$(1,004)
Mortgage servicing rights	8,617	(14,496)	—	55,776	—	49,897	(14,496)
Derivatives, net	32	27,852	—	—	—	27,884	27,852
		Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net			Change in Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2009
(in thousands)	Fair Value January 1, 2009	Income	Comprehensive Income		Transfers in/out of Level 3	Fair Value at Sept. 30, 2009
Available-for-Sale Debt Securities:
Capital securities	$14,590	$(4,420)	$9,986	$495	$9,758	$30,409	$10,705

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$5,045	$—	$5,045
Certain impaired loans	—	—	226,141	226,141

Total	$—	$5,045	$226,141	$231,186

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$4,729	$—	$4,729
Certain impaired loans	—	—	139,848	139,848

Total	$—	$4,729	$139,848	$144,577

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,235,091	$2,235,091	$2,670,857	$2,670,857
Securities held to maturity	3,997,794	4,106,413	4,223,597	4,249,662
Securities available for sale	728,165	728,165	1,518,646	1,518,646
FHLB stock	447,185	447,185	496,742	496,742
Loans, net	29,291,293	30,310,107	28,265,208	28,302,882
Mortgage servicing rights	51,282	51,282	10,582	10,582
Derivatives	33,618	33,618	18,253	18,253
Financial Liabilities:
Deposits	$22,227,391	$22,280,386	$22,316,411	$22,373,559
Borrowed funds	13,595,178	15,275,532	14,164,686	15,271,668
Derivatives	10,823	10,823	261	261

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

In addition, these methods of estimating fair value do not incorporate the exit-price concept of fair value described in Codification Topic 820-10, “Fair Value Measurements and Disclosures.”

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at September 30, 2010 and December 31, 2009.

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

The Company held derivatives not designated as hedges with a notional amount of $8.2 billion at September 30, 2010. Changes in the fair value of these derivatives are reflected in current-period earnings.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information concerning the Company’s derivative financial instruments (that are designated as hedges) at September 30, 2010:

	September 30, 2010
	Notional Amount	Unrealized(1)
(in thousands)		Gain	Loss
Treasury options	$460,000	$310	$—
Eurodollar futures	1,400,000	—	2,018
Forward commitments to sell loans/mortgage-backed securities	3,117,805	—	10,433
Forward commitments to buy loans/mortgage-backed securities	535,000	1,730	—
Interest rate lock commitments	2,696,134	27,884	—

Total derivatives	$8,208,939	$29,924	$12,451

(1)	Derivatives in a net gain position are recorded as other assets, and derivatives in a net loss position are recorded as other liabilities in the Consolidated Statements of Condition.

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 30, 2010 and for the period from December 4, 2009 (the date of the AmTrust acquisition) through December 31, 2009:

	Gain (Loss) Included in Mortgage Banking Income
(in thousands)	For the Nine Months Ended September 30, 2010	From December 4, 2009 through December 31, 2009
Mortgage Banking:
Treasury options	$5,860	$(77)
Eurodollar futures	(3,110)	186
Forward commitments to buy/sell loans/mortgage-backed securities	(44,624)	16,224
Other Management Activities:
Interest rate swaps	—	1,221

Total (loss) gain	$(41,874)	$17,554

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

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GAAP is not intended to be changed as a result of the Codification, but the Codification will change the way that guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ended after September 15, 2009.

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

•

the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

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

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, environmental protection, and insurance; and the ability to comply with such changes in a timely manner;

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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include an amount for accumulated other comprehensive loss, net of tax (“AOCL”). AOCL consists of after-tax net unrealized gains/(losses) on securities; certain other-than-temporary impairment (“OTTI”) losses on securities; and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to below and later in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at September 30, 2010 and December 31, 2009 follow:

	September 30, 2010	December 31, 2009
(in thousands)
Total Stockholders’ Equity	$5,495,298	$5,366,902
Less: Goodwill	(2,436,325)	(2,436,401)
Core deposit intangibles	(85,407)	(105,764)

Tangible stockholders’ equity	$2,973,566	$2,824,737

Total Assets	$41,706,438	$42,153,869
Less: Goodwill	(2,436,325)	(2,436,401)
Core deposit intangibles	(85,407)	(105,764)

Tangible assets	$39,184,706	$39,611,704

Total stockholders’ equity to total assets	13.18%	12.73%
Tangible stockholders’ equity to tangible assets	7.59%	7.13%

Tangible Stockholders’ Equity	$2,973,566	$2,824,737
Add back: Accumulated other comprehensive loss, net of tax	35,611	49,903

Adjusted tangible stockholders’ equity	$3,009,177	$2,874,640

Tangible Assets	$39,184,706	$39,611,704
Add back: Accumulated other comprehensive loss, net of tax	35,611	49,903

Adjusted tangible assets	$39,220,317	$39,661,607

Adjusted stockholders’ equity to adjusted tangible assets	7.67%	7.25%

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

Specific valuation allowances are established based on our analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to loans individually evaluated for impairment in our portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans are evaluated for impairment on a collective rather than an individual basis. We generally measure impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell; or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows, is less than the recorded investment in the loan.

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

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee (the “Mortgage Committee”) of the Community Bank’s Board of Directors or the Credit Committee of the Board of Directors of the Commercial Bank, as applicable.

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

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of OTTI recorded in AOCL.

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

At September 30, 2010, we had an unrealized gain on available-for-sale securities of $36.5 million and an unrealized gain on held-to-maturity securities of $108.6 million.

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

Furthermore, in August 2010, new tax laws were enacted that repealed the preferential deduction for bad debts currently permitted in the determination of the Company’s New York State and City income tax liability. The laws apply retroactively to the determination of tax liability for the calendar year 2010 as well as to subsequent years. As a result of these new laws, income tax expense for the nine months ended September 30, 2010 increased by $400,000. This impact is inclusive of a one-time reduction in deferred tax expense of $2.2 million.

Recent Events

Dividend Payment

On October 26, 2010, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 17, 2010 to shareholders of record at the close of business on November 8, 2010.

The Economic Environment

Unemployment rates rose year-over-year in Florida and Arizona, two of the five states that constitute our footprint. The remaining three states—New Jersey, New York, and Ohio—experienced year-over-year declines.

In September, the unemployment rates in Florida, Arizona, as well as New York, rose, to 11.9%, 9.7%, and 8.3%, respectively, from 11.4%, 9.6%, and 8.2%, respectively, in June. During this time, New Jersey and Ohio experienced sequential improvements in their respective rates of unemployment, from 9.6% to 9.4% and from 10.5% to 10.0%, respectively. The national unemployment rate rose to 9.6% in September from 9.5% in June.

In New York City, where the vast majority of the properties securing our loans are located, unemployment improved to 9.3% from 9.5% over the three-month period. In Manhattan, where 33.5% of the properties securing our multi-family and commercial real estate loans are located, the office vacancy rate improved to 12.1% from 12.5% over the course of the quarter, and was 90 basis points lower than the comparable rate in September 2009.

Through August 2010, home prices fell 0.4% and 1.0% year-over-year in greater Cleveland and greater Miami, respectively, but rose 0.1% in the New York Metropolitan region, 0.4% in greater Phoenix, and 1.7% nationally.

Executive Summary

Our third quarter 2010 performance continued to reflect the benefit of our growth-through-acquisition strategy, as total revenues (defined as the sum of net interest income and non-interest income) rose $151.9 million, or 62.9%, year-over-year to $393.3 million, far exceeding the impact of a $17.0 million increase in the provision for loan losses; a $55.6 million increase in non-interest expense; and a $42.2 million increase in income tax expense. As a result, our earnings rose $37.0 million, or 37.6%, year-over-year to $135.6 million, and our diluted earnings per share rose $0.03, or 10.7%, to $0.31.

While total revenues also grew on a linked-quarter basis, the magnitude of the increase was restrained. A $26.7 million increase in non-interest income was tempered by a $8.0 million drop in net interest income, as our average balance of interest-earning assets was reduced by a decline in average securities and money market investments, and the average yield on our assets declined to a greater extent than our average cost of funds. Although our third quarter 2010 earnings were $649,000 shy of the trailing-quarter level, our diluted earnings per share were consistent at $0.31.

The following is a summary of the key factors that contributed to our performance in the third quarter of 2010:

•

Net interest income rose $59.8 million, or 26.4%, year-over-year, to $286.2 million, not only reflecting an increase in organic loan production, but also the benefit of the interest-earning assets and lower-cost deposits acquired in the AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) transactions in December 2009 and March 2010, respectively. During this time, our net interest margin rose 19 basis points to 3.36%.

•

Non-interest income rose $92.0 million year-over-year to $107.1 million, largely reflecting revenues from the mortgage banking operation we acquired in the AmTrust transaction. In the third quarter of 2010, mortgage banking income totaled $76.5 million, in contrast to $39.5 million in the trailing quarter and $0 in the year-earlier three months. The year-over-year increase also reflects the benefit of a substantial decline in the OTTI loss on securities to a modest $826,000 from $13.3 million in the year-earlier three months.

•

Loan production also increased over the course of the quarter, with originations of loans held for investment totaling $1.0 billion, including $572.3 million of multi-family loans. Largely reflecting the decline in market interest rates and the resultant increase in one- to four-family mortgage loan refinancings, loans originated for sale by our mortgage banking operation rose to $3.5 billion in the current quarter from $2.2 billion in the second quarter of this year.

•

Asset quality improved over the course of the quarter, as total delinquencies (defined as the sum of non-performing assets and loans 30 to 89 days past due) declined by $57.9 million, or 7.0%, from the June 30th balance and net charge-offs declined by $2.2 million, or 11.4%, from the trailing-quarter amount. Although non-performing loans increased by $23.1 million linked-quarter, the impact was exceeded by a $10.6 million decline in other real estate owned (“OREO”) to $19.6 million and a $70.4 million reduction in loans 30 to 89 days past due.

•

At the end of September, our tangible stockholders’ equity totaled $3.0 billion, representing a $56.7 million increase from the June 30th balance and a $148.8 million increase from the balance at December 31, 2009. In addition, the September 30, 2010 amount equaled 7.59% of tangible assets, up 20 basis points and 46 basis points, respectively, from the measures at the earlier period-ends. (Please see the reconciliations of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related capital measures earlier in this report.)

•

Our regulatory capital ratios also rose over the course of the quarter, with the Community Bank and the Commercial Bank having Tier 1 leverage capital ratios of 8.56% and 12.69%, respectively; Tier 1 risk-based capital ratios of 13.31% and 16.52%, respectively; and total risk-based capital ratios of 13.91% and 17.33%, respectively, at September 30, 2010.

Summary of Financial Condition at September 30, 2010

Assets totaled $41.7 billion at September 30, 2010, as compared to $42.0 billion at June 30, 2010 and $42.2 billion at December 31, 2009. Although total loans rose to $29.3 billion over the three- and nine-month periods, loan growth was somewhat exceeded by a reduction in total securities and by our deployment of cash toward a reduction in our balance of borrowed funds.

Reflecting the reduction in borrowed funds, total liabilities declined to $36.2 billion from $36.6 billion at the end of the trailing quarter and from $36.8 billion at December 31, 2009. As a result, stockholders’ equity rose $48.9 million and $128.4 million, respectively, to $5.5 billion at the end of September from the balances recorded at the corresponding period-ends.

Loans

Loans, net, represented $29.3 billion, or 70.2%, of total assets at the end of September, representing a $281.8 million increase from the June 30th balance and a $1.0 billion increase from the balance at December 31, 2009. The loans in our portfolio are categorized as either covered loans, non-covered loans held for sale, or non-covered loans held for investment, with the latter category representing the largest share of the portfolio.

Covered Loans

Covered loans (i.e., loans acquired in the AmTrust and Desert Hills transactions that are covered by FDIC loss sharing agreements) represented $4.5 billion, or 15.2%, of loans, net, at the end of the third quarter, and were down $152.9 million and $542.4 million, respectively, from the balances recorded at June 30, 2010 and December 31, 2009. The September 30th balance of covered loans consisted of mortgage loans of $4.0 billion and other loans of $461.0 million.

Covered one- to four-family loans include both fixed and adjustable rate loans that were made to subprime, Alt-A, and prime borrowers by the acquired institutions. Covered other loans consist of commercial real estate loans; acquisition, development, and construction loans; multi-family loans; commercial and industrial loans; home equity lines of credit (“HELOCs”); and consumer loans.

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

As of September 30, 2010, the actual cash flows that stemmed from the covered loan portfolio were consistent with our expectations.

Non-Covered Loans

The remainder of the loan portfolio at September 30, 2010 consisted of non-covered loans that we ourselves originated or, in some cases, were acquired in our business combinations prior to 2009.

Loans Held for Investment

Loans held for investment totaled $23.6 billion at the end of September, representing a three-month increase of $11.6 million and a nine-month increase of $228.0 million. In addition to multi-family loans, the held-for-investment portfolio includes commercial real estate (“CRE”) loans and, to a much lesser extent, acquisition, development, and construction (“ADC”) loans, one- to four-family loans, and other loans. Commercial and industrial (“C&I”) loans comprise the bulk of our “other” loan portfolio.

In the nine months ended September 30, 2010, we originated loans held for investment of $2.7 billion, including $1.0 billion in the third quarter of the year. In the nine months ended September 30, 2009, held-for-investment originations totaled $2.5 billion, including third quarter originations of $893.1 million.

Multi-Family Loans

Multi-family loans are our principal asset and multi-family loans that are collateralized by non-luxury residential buildings in New York City that have a preponderance of apartments with below-market rents constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $1.5 billion, or 56.5%, of the loans we produced for investment in the current nine-month period, including third quarter originations of $572.3 million. At September 30, 2010, the balance of multi-family loans totaled $16.8 billion, representing 71.2% of total non-covered loans held for investment, $11.2 million shy of the June 30th balance and up $70.8 million from the balance at December 31, 2009. The average multi-family loan had a principal balance of $4.0 million at the end of September and the portfolio had an average loan-to-value (“LTV”) ratio at origination of 60.0% at the same date.

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

The decision to tie the fixed rate in years six through ten to the fixed advance rate of the FHLB-NY rather than the five-year CMT was made in late 2008 by the Mortgage Committee of the Board of Directors as a result of changes in the interest rate environment at that time. In effect, the rate on existing loans tied to the five-year CMT were adjusting to a coupon rate that was below the then-offered market rate for new originations. Although movements in the fixed advance rate of the FHLB-NY Index are positively correlated with movements in the previously used index, the FHLB-NY Index is generally priced at a premium relative to the five-year CMT. By changing the index, we limited the risk of a fixed-rate repricing in year six that would result in our loans having a rate of interest that was lower than our current offered rate.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. While this cycle had repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity has been increasingly constrained by the uncertainty in the real estate market over the past two years. Accordingly, the expected weighted average life of the multi-family loan portfolio was 4.1 years at the close of the current third quarter, as compared to 4.0 years at September 30, 2009.

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

Commercial Real Estate (“CRE”) Loans

CRE loans represented $599.1 million, or 21.9%, of loans produced for portfolio in the current nine-month period, including $263.3 million in the third quarter of the year. CRE loans represented $5.3 billion, or 22.4%, of non-covered loans held for investment at the end of September, signifying a three-month increase of $54.9 million and a nine-month increase of $296.3 million. At September 30, 2010, the average CRE loan had a principal balance of $3.0 million and the portfolio had an average LTV ratio at origination of 53.8%.

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

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.9 years at September 30, 2010. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction (“ADC”) Loans

The growth of our loan portfolio has been driven by multi-family and CRE lending and tempered by a reduction in ADC loans. In the interest of reducing our exposure to credit risk at a time when real estate values started declining, we have either limited our production of ADC loans to advances that were committed prior to the second half of 2007, or to loans that have limited market risk and low LTV ratios, and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $607.7 million, or 2.6%, of total non-covered loans held for investment at the end of September, and were down $17.1 million and $58.8 million, respectively, from the balances at June 30, 2010 and December 31, 2009. In the first nine months of 2010, originations of ADC loans totaled $72.3 million, including $13.0 million in the third quarter of the year.

At September 30, 2010, 96.3% of our ADC loans were secured by properties in the New York Metropolitan region. In addition, 63.0% of our ADC loans were for land acquisition and development, with the remaining 37.0% consisting of loans that were provided for the construction of owner-occupied homes and commercial properties. ADC loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion during construction. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At September 30, 2010, 15.7% of the loans in our ADC loan portfolio were non-performing, an indication of the downturn in the real estate market.

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

One- to Four-Family Loans

Although we offer one- to four-family loans, it has long been our policy to produce such loans on a pass-through basis only, and to sell the loans we originate to a third-party conduit shortly after they close. Reflecting this practice, as well as repayments of seasoned loans that were produced before the adoption of this policy, or that were acquired in our pre-AmTrust and Desert Hills transactions, non-covered one- to four-family loans declined $35.9 million from the December 31, 2009 balance to $180.2 million, representing less than 1% of total non-covered loans held for investment, at September 30, 2010.

In connection with our conduit practice, we participate in a private-label program with a nationally recognized third-party mortgage originator (the “conduit”), based on defined underwriting criteria. The loans are marketed throughout our branch network, including the branches acquired in the AmTrust and Desert Hills acquisitions. The loans we originate through the conduit program generate fees that are included in “other non-interest income” in our Consolidated Statements of Income and Comprehensive Income.

Other Loans

Other loans declined $42.2 million in the first nine months of the year to $729.5 million and represented 3.1% of total non-covered loans held for investment at September 30, 2010. At $635.8 million, C&I loans accounted for the bulk of the balance of other loans held for investment, and were up $626,000 from the June 30th balance and down $17.4 million from the balance at December 31, 2009. In the first nine months of 2010, C&I loan originations totaled $509.4 million, including $171.3 million in the third quarter; in the year-earlier periods, the volume of C&I loan originations was $497.2 million and $170.2 million, respectively.

The vast majority of our C&I loans are made to small and mid-size businesses in New York City and Long Island, and are tailored to meet the specific needs of our borrowers. The C&I loans we produce include term loans, demand loans, revolving lines of credit, letters of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the tenor and structure of a C&I loan, several factors are considered, including its purpose, the collateral, and the anticipated sources of repayment. C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

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

Loans Held for Sale

Prior to the AmTrust acquisition, we originated one- to four-family loans through our branches on a pass-through basis only and sold the loans to a third-party conduit shortly after they closed. In the AmTrust transaction, we acquired a mortgage banking operation that aggregates agency-conforming one- to four-family loans on a nationwide platform for sale to GSEs. At September 30, 2010, loans originated by the mortgage banking operation represented the vast majority of the held-for-sale portfolio, which totaled $1.4 billion at the end of September, a $438.3 million increase from the June 30th balance and a $1.0 billion increase from the balance at December 31, 2009.

In connection with the mortgage banking operation, we have certain interest rate lock commitments (“IRLCs”) to fund loans and other derivative financial instruments that obligate us to sell loans at specific dates in the future at specified prices. These commitments are considered derivatives, and are carried at fair value.

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

The quality of our assets continued to reflect certain improvements, with total delinquencies declining $57.9 million from the balance at the end of June and $102.7 million from the balance at the end of December, to $763.6 million at September 30, 2010.

Non-performing assets totaled $679.5 million at the end of September, representing a linked-quarter increase of $12.6 million. The increase was the net effect of a $23.1 million rise in non-performing loans to $659.9 million and a $10.6 million reduction in OREO to $19.6 million. While the ratio of non-performing loans to total loans rose nine basis points to 2.35% over the course of the quarter, the ratio of non-performing assets to total assets rose a more modest four basis points to 1.63%.

Included in non-performing loans at the third quarter-end were non-accrual mortgage loans of $633.2 million and non-accrual other loans of $26.7 million. A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

While the balance of non-performing multi-family loans was reduced over the course of the quarter, the balances of non-performing CRE, ADC, and one- to four-family loans rose during this time. Multi-family loans accounted for $357.3 million of non-performing loans at the end of September, representing a three-month decrease of $26.8 million. Although the increase in non-performing ADC and one- to four-family loans was nominal linked-quarter, non-performing CRE loans rose $50.7 million to $162.4 million, during this time. Non-accrual other loans declined $1.6 million linked-quarter, to $26.7 million.

Non-performing loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee, the Credit Committee, and the Boards of Directors of the Banks. In accordance with our charge-off policy, non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Recovery Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

The decline in total delinquencies was largely due to declines in loans 30 to 89 days past due from the balances at the end of June and December. At September 30, 2010, loans 30 to 89 days past due totaled $84.2 million, representing a three-month reduction of $70.4 million and a nine-month reduction of $188.8 million.

Included in loans 30 to 89 days past due at September 30 and June 30, 2010, respectively, were multi-family loans of $43.3 million and $41.0 million; CRE loans of $19.6 million and $65.4 million; one- to four-family loans of $5.3 million and $6.3 million; and other loans of $16.0 million and $11.7 million. In addition, the June 30th balance included ADC loans 30 to 89 days past due of $30.1 million.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits, as previously noted, were below those percentages at September 30, 2010. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

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

Net charge-offs fell $2.2 million, or 11.4%, on a linked-quarter basis, to $16.7 million, bringing the nine-month total to $45.6 million. Net charge-offs represented a modest 0.06% of average loans in the current third quarter, as compared to 0.07% in the trailing quarter and 0.03% in the third quarter of 2009.

Included in net charge-offs in the three months ended September 30 and June 30, 2010, respectively, were multi-family loans of $5.8 million and $8.7 million; CRE loans of $208,000 and $477,000; ADC loans of $6.1 million and $2.2 million; one- to four-family loans of $30,000 and $237,000; and other loans of $4.6 million and $7.2 million.

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

While we strive to originate loans that will perform fully, the severity of the credit cycle has resulted in a greater number of loans transitioning to non-accrual status, and a greater number of net charge-offs, than has been the norm. Although OREO declined on a linked-quarter basis, and loans 30 to 89 days past due decreased for the third consecutive quarter, these improvements may not continue because the economy remains uncertain and unemployment remains high. In view of these factors, we increased our allowance for loan losses to $155.9 million at the end of September from $140.6 million and $127.5 million, respectively, at June 30, 2010 and December 31, 2009. In the three and nine months ended September 30, 2010, we recorded loan loss provisions of $32.0 million and $74.0 million, which were equivalent to 191.4% and 162.2%, respectively, of net charge-offs during the respective periods.

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

Based upon all relevant and available information at September 30, 2010, management believes that the allowance for loan losses at that date was appropriate.

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

Despite the level of non-performing multi-family loans, we would not expect to see a comparable level of losses. This is primarily due to the strength of the underlying collateral for these loans and the collateral structure upon which these loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Similarly, an increase in non-performing CRE loans would not necessarily be expected to result in a corresponding increase in our losses on such credits. At September 30, 2010, CRE loans represented 21.2% of non-covered loans outstanding and net charge-offs were a modest $208,000 in the three months ended at that date. We believe this favorable loan loss experience is due to our historical practice of underwriting CRE loans in accordance with standards similar to those we follow in underwriting our multi-family loans.

We continue to de-emphasize the production of ADC and other loans, as well as one- to four-family loans for portfolio, in order to mitigate credit risk. At September 30, 2010, ADC loans, other loans, and one- to four-family loans represented 2.4%, 2.9%, and 0.72%, respectively, of total non-covered loans, as compared to 2.9%, 3.3%, and 0.92%, respectively, at December 31, 2009. At September 30, 2010, 15.7%, 3.7%, and 10.1% of ADC loans, other loans, and one- to four-family loans were non-performing, respectively.

In view of these factors, we do not believe that the level of our non-performing loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance in any given period. As indicated, while non-performing loans represented 2.35% of total non-covered loans at September 30, 2010, the ratio of net charge-offs to average loans for the three months ended at that date was 0.06%.

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

In connection with the loss sharing agreements, we established FDIC loss share receivables of $740.0 million with regard to AmTrust and $62.6 million with regard to Desert Hills, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Gains and recoveries on covered assets will offset losses or be paid to the FDIC at the applicable loss share percentage at the time of recovery. The loss share receivables may also increase due to accretion, which was $38.1 million in the nine months ended September 30, 2010. In addition, we received $29.1 million in reimbursements from the FDIC as of that date, which resulted in a decrease in the combined balance of the FDIC loss share receivables.

The following table presents information regarding our consolidated allowance for loan losses, non-performing assets, and loans 30 to 89 days past due at September 30, 2010 and December 31, 2009. Covered loans are not reflected in any of the amounts provided in this table; please see the table on the following page for information regarding our non-performing assets and loans 30 to 89 days past due at September 30, 2010 and December 31, 2009 including covered loans.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2010 (1)(2)(3)	At or For the Year Ended December 31, 2009 (2)(3)
Allowance for Loan Losses:
Balance at beginning of period	$127,491	$94,368
Provision for loan losses	74,000	63,000
Charge-offs:
Multi-family	(21,248)	(15,261)
Commercial real estate	(686)	(530)
Acquisition, development, and construction	(9,787)	(5,990)
One- to four-family	(267)	(322)
Other loans	(14,278)	(7,828)

Total charge-offs	(46,266)	(29,931)
Recoveries	641	54

Balance at end of period	$155,866	$127,491

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$357,295	$393,113
Commercial real estate	162,421	70,618
Acquisition, development, and construction	95,286	79,228
One- to four-family	18,178	14,171

Total non-accrual mortgage loans	633,180	557,130
Other non-accrual loans	26,724	20,938

Total non-performing loans	659,904	578,068
Other real estate owned	19,557	15,205

Total non-performing assets	$679,461	$593,273

Ratios:
Non-performing loans to total loans	2.35%	2.04%
Non-performing assets to total assets	1.63	1.41
Allowance for loan losses to non-performing loans	23.62	22.05
Allowance for loan losses to total loans	0.56	0.45
Net charge-offs to average loans	0.16 (4)	0.13

Loans 30-89 Days Past Due:
Multi-family	$43,303	$155,790
Commercial real estate	19,642	42,324
Acquisition, development, and construction	—	48,838
One- to four-family	5,257	5,019
Other loans	15,963	21,036

Total loans 30-89 days past due	$84,165	$273,007

(1)	Excludes OREO totaling $56.9 million at September 30, 2010 that is covered by an FDIC loss sharing agreement.
(2)	Excludes loans 90 days or more past due of $311.6 million at September 30, 2010 and $56.2 million at December 31, 2009 that are covered by FDIC loss sharing agreements.
(3)	Excludes loans 30-89 days past due of $169.6 million at September 30, 2010 and $110.1 million at December 31, 2009 that are covered by FDIC loss sharing agreements.
(4)	Presented on a non-annualized basis.

The following table presents information regarding our non-performing assets and loans past due at September 30, 2010 and December 31, 2009, including covered loans and covered OREO:

(dollars in thousands)	September 30, 2010	December 31, 2009
Non-Performing Assets (including covered assets):
Non-accrual mortgage loans:
Multi-family	$357,295	$393,113
Commercial real estate	162,421	70,618
Acquisition, development, and construction	95,286	79,228
One- to four-family	18,178	14,171

Total non-accrual mortgage loans	633,180	557,130
Other non-accrual loans	26,724	20,938

Total non-accrual loans	659,904	578,068
Covered loans 90 days or more past due:
Multi-family	410	—
Commercial real estate	13,405	—
Acquisition, development, and construction	12,553	—
One- to four-family	264,513	55,796
Other	20,673	370

Total non-performing loans	971,458	634,234
Non-covered other real estate owned	19,557	15,205
Covered other real estate owned	56,870	—

Total non-performing assets	$1,047,885	$649,439

Ratios:
Non-performing loans to total loans	3.46%	2.23%
Non-performing assets to total assets	2.51	1.54
Allowance for loan losses to non-performing loans	16.04	20.10

Loans 30-89 Days Past Due (including covered loans):
Multi-family	$43,303	$155,790
Commercial real estate	31,057	42,324
Acquisition, development, and construction	2,937	48,838
One- to four-family	144,413	105,310
Other loans	32,022	30,804

Total loans 30-89 days past due	$253,732	$383,066

The following tables present the number and amount of non-accrual multi-family loans by originating bank:

As of September 30, 2010	Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount
New York Community Bank	142	$353,091
New York Commercial Bank	3	4,204

Total for New York Community Bancorp	145	$357,295

As of December 31, 2009	Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount
New York Community Bank	142	$380,029
New York Commercial Bank	4	13,084

Total for New York Community Bancorp	146	$393,113

In accordance with GAAP, we are required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. Loans modified in TDRs totaled $360.8 million at September 30, 2010, as compared to $347.2 million at June 30, 2010 and to $184.8 million at December 31, 2009, respectively. All of the loans modified as TDRs at December 31, 2009 were on non-accrual status. Of the loans modified as TDRs at September 30, 2010 and June 30, 2010, $210.5 million and $197.0 million, respectively, were on non-accrual status; $150.3 million had been restored to accrual status at both of these dates as a result of their continued performance in accordance with their modified terms.

The following table presents additional information regarding the balance of loans modified as TDRs at September 30, 2010:

	September 30, 2010
(in thousands)	Accrual	Non-Accrual	Total
Multi-family	$142,101	$127,380	$269,481
Commercial real estate	8,191	57,818	66,009
Acquisition, development, and construction	—	17,666	17,666
Commercial and industrial	—	6,086	6,086
One- to four-family	—	1,520	1,520

Total	$150,292	$210,470	$360,762

In an effort to proactively address our delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions, forbearance of arrears, extension of maturity dates, and conversion from amortizing to interest-only payments. As of September 30, 2010, concessions made with respect to rate reductions amounted to $267.5 million; maturity extensions amounted to $57.2 million; and forbearance agreements amounted to $36.1 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by our personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The following table presents information about our five largest non-performing loans as of September 30, 2010:

(dollars in thousands)	Loan #1	Loan #2	Loan #3	Loan #4	Loan #5
Type of loan	CRE	Multi-family	Multi-family	Construction	Construction

Origination date	11/14/2006	6/29/2005	1/12/2006	10/14/2005	12/21/2005

Associated allowance for loan losses	None	None	None	$5,905	None

Non-accrual date	07/2010	02/2009	04/2010	06/2009	02/2010

Underlying collateral	A development site and air rights (formerly a commercial building) in New York City	A multi-family complex containing residential and commercial units in Washington, D.C.	A multi-family complex containing residential and commercial units in Philadelphia, Pennsylvania	A development site in New York City	A development site in New York City

Last appraisal	08/2010	04/2009	05/2010	12/2009	03/2010

Securities

Securities represented $4.7 billion, or 11.3%, of total assets at the end of September, comparable to the June 30, 2010 balance, and down $1.0 billion, or 17.7%, from the balance at December 31, 2009. GSE securities represented 90.6% of the securities portfolio at September 30, 2010.

The bulk of the nine-month reduction occurred in the second quarter, when a decline in market interest rates triggered an increase in calls on GSE securities as well as accelerated repayments in our portfolio of GSE mortgage-related securities. As projected in our quarterly report for the three months ended June 30, 2010, our $1.7 billion portfolio of GSE debentures was called in the third quarter and the cash flows reinvested at lower interest rates, thus contributing to the reduction in average asset yields discussed under “Net Interest Income” later in this report.

Held-to-maturity securities accounted for $4.0 billion, or 84.6%, of total securities at the end of September, up $232.5 million on a linked-quarter basis and down $225.8 million, or 5.3%, from the year-end 2009 amount. Available-for-sale securities accounted for the remaining $728.2 million of total securities at the end of September, representing a three-month reduction of $203.8 million and a nine-month reduction of $790.5 million, or 52.1%.

Mortgage-related securities represented $3.1 billion, or 78.6%, of held-to-maturity securities and $542.9 million, or 74.6%, of available-for-sale securities at September 30, 2010. Other securities accounted for $856.5 million and $185.2 million of total held-to maturity and available-for-sale securities, respectively, at that date. At September 30, 2010, the respective fair values of mortgage-related securities and other securities held to maturity were, respectively, $3.2 billion and $858.1 million, representing 103.4% and 100.2% of their respective carrying amounts.

The estimated weighted average life of the available-for-sale securities portfolio was 3.6 years at the end of September, as compared to 2.6 years and 2.2 years, respectively, at June 30, 2010 and December 31, 2009. The estimated weighted average life of available-for-sale mortgage-related securities was 2.9 years at the end of September, as compared to 2.4 years and 3.1 years, respectively, at the prior period-ends.

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

Largely reflecting the infusion of cash in our AmTrust, and to a lesser extent Desert Hills, transactions, cash and cash equivalents totaled $2.2 billion at the end of September, as compared to $2.6 billion and $2.7 billion, respectively, at June 30, 2010 and December 31, 2009. The three- and nine-month declines largely reflect our deployment of such funds into loan production and toward a reduction in wholesale borrowings and other borrowed funds.

Cash flows from the sale of loans totaled $6.1 billion in the current nine-month period, and primarily stemmed from loans sold to GSEs. Securities generated cash flows during this time of $4.3 billion, primarily from repayments, as sales of securities generated a modest $660,000 in the nine months ended September 30, 2010.

Deposits

Deposits totaled $22.2 billion and represented 53.3% of total assets at the end of September, as compared to $22.4 billion at the end of the trailing quarter and $22.3 billion at December 31, 2009. The reduction in deposits was due to a decline in certificates of deposit (“CDs”) to $8.2 billion from $8.6 billion and $9.1 billion at the respective period-ends.

Although the vast majority of our deposits, historically, have been acquired through business combinations or gathered through our branch network, our mix of deposits has also included brokered CDs and brokered money market accounts. At December 31, 2009, brokered CDs totaled $358.5 million; we had no brokered CDs at September 30 or June 30, 2010. While the nine-month decline in CDs was partly attributable to the reduction in brokered CDs, the three- and nine-month reductions primarily reflect the roll-off of CDs that featured higher interest rates. At September 30, 2010, CDs due to mature within one year totaled $6.6 billion and featured an average cost of 1.51%.

Core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) represented the remaining $14.0 billion, or 63.1%, of total deposits at the end of September, and were up $209.8 million and $755.6 million, respectively, from the balances at June 30, 2010 and December 31, 2009. The nine-month increase in core deposits consisted of a $498.5 million increase in NOW and money market accounts to $8.2 billion; a $99.4 million increase in savings accounts to $3.9 billion; and a $157.7 million increase in non-interest-bearing accounts to $1.9 billion. On a linked-quarter basis, core deposits increased by $209.8 million, reflecting a $26.2 million increase in NOW and money market accounts and a $210.9 million increase in non-interest-bearing accounts, which more than offset a $27.3 million decrease in the balance of savings accounts. The three- and nine-month increases in NOW and money market accounts were attributable to respective increases of $433.6 million and $135.9 million in the balance of brokered money market accounts to $2.7 billion.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and federal funds purchased) and, to a lesser extent, junior subordinated debentures and other borrowed funds (consisting primarily of preferred stock of subsidiaries and senior notes).

Borrowed funds totaled $13.6 billion at the end of September, reflecting a three-month decline of $71.3 million and a nine-month decline of $569.5 million. Wholesale borrowings represented $12.6 billion of the September 30th total and were down $31.0 million and $526.1 million, respectively, from the balances recorded at the prior period-ends.

The reduction in wholesale borrowings was attributable to a decline in the balance of FHLB advances, to $8.4 billion from $8.5 billion and $9.0 billion, respectively, at June 30, 2010 and December 31, 2009. While the bulk of our FHLB advances are with the FHLB-NY, we also have FHLB-Cincinnati advances of $925.1 million stemming from the AmTrust acquisition. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at September 30, 2010 were repurchase agreements of $4.1 billion, consistent with the balances at both June 30, 2010 and December 31, 2009. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to our ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use.

The reduction in borrowed funds also stemmed from a decline in the balance of other borrowings from the levels recorded at June 30, 2010 and December 31, 2009. Other borrowings totaled $613.4 million at the end of September, down $40.2 million and $43.1 million, respectively, from the balances at the prior period-ends. The reductions reflect our repurchase of certain REIT-preferred securities in the third quarter of this year. Included in other borrowings at all three period-ends were $602.0 million of fixed rate senior notes that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008.

Junior subordinated debentures totaled $427.1 million at September 30, 2010, down modestly from the June 30th and December 31st balances.

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

To manage our interest rate risk in the current third quarter, we continued to pursue certain core components of our business model: (1) We emphasized the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized our cash flows to fund our loan production and to reduce our balance of wholesale borrowings and certain other borrowed funds; and (3) We capitalized on the historically low level of the target federal funds rate to continue reducing our cost of deposits.

Our mortgage banking operation makes certain IRLCs to fund residential mortgage loans at a specified interest rate and price for a specific period of time (typically 10 to 60 days forward). When the loans are funded, they are held in inventory for approximately 30 days before being sold to GSEs. During the time an IRLC is outstanding, as well as during the time the funded loan is held in inventory, we are exposed to interest rate risk. To minimize this interest rate risk, we enter into forward commitments to sell mortgage loans (agreements to deliver/sell mortgage loans or mortgage-backed securities at a specific interest rate and price as of a pre-determined forward settlement date). To the extent we are not able to deliver loans on the specified settlement dates, we may be required to pay a fee to the buyer. The forward commitments are used to partially offset market value changes of the IRLCs and loan inventory, while options on U.S. Government treasuries are used to offset the delivery risk posed by the potential fall-out on the IRLCs. We may also use Eurodollar futures and other financial instruments to minimize these risks, depending on market conditions and the underlying product type (adjustable rate loans, for example).

We may retain the servicing on loans that we sell, in which case we would recognize a servicing asset, or MSR. We estimate prepayment rates based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the underlying loans held in the MSR portfolio. Generally, when market interest rates decline, prepayments increase as customers refinance their existing mortgages under more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than estimated, the anticipated cash flows associated with servicing these loans are terminated or reduced, resulting in a reduction in the fair value of the capitalized MSRs. Similarly, when interest rates rise, cash flows from the MSR asset are likely to be greater than anticipated, thereby increasing the fair value of the capitalized MSRs.

To mitigate the prepayment risk inherent in MSRs, we invest in exchange-traded derivative financial instruments which are expected to experience directionally opposite and partially offsetting changes in the capitalized fair value of the MSRs. The fair value of the MSR asset and any related derivatives are recorded at fair value at inception, while subsequent current period changes in fair value of the MSR and related derivatives are recognized through earnings.

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

At September 30, 2010, our one-year gap was a positive 2.72%, as compared to a positive 7.73% at the end of June and a negative 1.63% at December 31, 2009. The movement in our one-year gap was primarily attributable to repayments of mortgage-related GSE securities, reflecting the low interest rate environment.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2010 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2010 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 27% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

	At September 30, 2010
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$4,134,362	$5,572,314	$10,000,059	$6,266,916	$1,577,087	$1,236,517	$28,787,255
Mortgage-related securities(2)(3)	311,530	724,254	1,548,634	633,741	434,521	31,528	3,684,208
Other securities and money market investments(2)	2,986,354	—	242,580	62,097	186,790	17,894	3,495,715

Total interest-earning assets	7,432,246	6,296,568	11,791,273	6,962,754	2,198,398	1,285,939	35,967,178
INTEREST-BEARING LIABILITES:
NOW and Super NOW accounts	23,270	69,809	172,428	155,616	801,314	639,134	1,861,571
Money market accounts	2,914,337	541,396	1,039,481	665,268	1,145,739	36,960	6,343,181
Savings accounts	544,013	126,977	313,633	283,054	1,457,525	1,162,534	3,887,736
Certificates of deposit	2,261,566	4,289,627	1,563,276	89,178	5,649	—	8,209,296
Borrowed funds	1,657,696	164,510	1,440,487	277,347	9,731,588	323,550	13,595,178

Total interest-bearing liabilities	7,400,882	5,192,319	4,529,305	1,470,463	13,141,815	2,162,178	33,896,962

Interest rate sensitivity gap per period(4)	$31,364	$1,104,249	$7,261,968	$5,492,291	$(10,943,417)	$(876,239)	$2,070,216

Cumulative interest sensitivity gap	$31,364	$1,135,613	$8,397,581	$13,889,872	$2,946,455	$2,070,216

Cumulative interest sensitivity gap as a percentage of total assets	0.08%	2.72%	20.13%	33.30%	7.06%	4.96%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	100.42%	109.02%	149.04%	174.70%	109.28%	106.11%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at September 30, 2010, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+200	(14.90)%
+100	(6.93)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2010, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	0.27%
+100 over one year	0.18

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.2 billion at September 30, 2010, as compared to $2.6 billion and $2.7 billion, respectively, at June 30, 2010 and December 31, 2009. In the first nine months of 2010, our loan and securities portfolios continued to be significant sources of liquidity, with proceeds from the sale of loans totaling $6.1 billion, and the repayment and sale of securities generating cash flows of $4.3 billion and $660,000, respectively.

Additional liquidity stems from the deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

Our primary investing activity is loan production, and in the first nine months of 2010, the volume of loans originated exceeded the volume of loan repayments received. During this time, the net cash provided by investing activities totaled $1.4 billion. In the nine months ended September 30, 2010, our financing activities used net cash of $1.4 billion and our operating activities used net cash of $401.8 million.

CDs due to mature in one year or less from September 30, 2010 totaled $6.6 billion, representing 79.8% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. There are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Company is responsible for paying any dividends declared to our shareholders. Dividends from the Banks are the Company’s primary source of income. The amount of dividends that each Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the New York Superintendent of Banks, cannot exceed the total of the respective Bank’s net income for that year, less dividends paid, combined with its retained profits for the preceding two calendar years.

Off-Balance-Sheet Arrangements and Contractual Commitments

At September 30, 2010, we had outstanding loan commitments of $3.8 billion and outstanding letters of credit totaling $44.4 million. Of the outstanding loan commitments at the end of September, $2.7 billion are expected to be loans originated for sale and $1.1 billion are expected to be loans originated for investment. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current quarter were comparable to the amounts at December 31, 2009, as disclosed in our 2009 Annual Report on Form 10-K.

In addition, we use various financial instruments, including derivatives, in connection with our strategies to reduce price risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to our mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope, based on the level and volatility of interests rates, the types of assets held, and other changes in market conditions. At September 30, 2010, we held derivative financial instruments with a notional value of $8.2 billion.

Capital Position

At September 30, 2010, stockholders’ equity totaled $5.5 billion, a $48.9 million increase from the June 30, 2010 balance and a $128.4 million increase from the balance at December 31, 2009. Stockholders’ equity represented 13.18% of total assets at the end of September, and was up 22 and 45 basis points, respectively, from the measures at the prior period-ends. Book value per share rose $0.11 and $0.22, respectively, from the levels recorded at the end of June and December to $12.62 at September 30, 2010.

We calculate book value per share by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then dividing our total stockholders’ equity by the resultant number of shares. At September 30, 2010, June 30, 2010, and December 31, 2009, unallocated ESOP shares numbered 74,811; 149,624; and 299,248, respectively, and our book value per share was calculated on the basis of 435,511,306; 435,354,884; and 432,898,084 shares, respectively. We calculate book value per share in this manner to be consistent with our calculations of basic and diluted earnings per share, both of which exclude unallocated ESOP shares from the number of shares outstanding.

Excluding goodwill and CDI from stockholders’ equity, tangible stockholders’ equity totaled $3.0 billion at September 30, 2010, representing a $56.7 million increase from the June 30th balance and a $148.8 million increase from the balance at December 31, 2009. Tangible stockholders’ equity represented 7.59% of tangible assets at the end of September, representing a 20-basis point increase from the June 30th measure and a 46-basis point increase from the measure at December 31st. Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose 16 basis points and 42 basis points, respectively, from the measures at the end of June and December to 7.67% at September 30, 2010.

In addition to the contribution of our 2010 earnings, the nine-month increase in tangible stockholders’ equity reflects our issuance of 1.8 million shares with a value of $28.9 million through the direct stock purchase feature of our Dividend Reinvestment and Stock Purchase Plan in the first quarter of 2010.

Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures provided earlier in this report.

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at September 30, 2010. On a consolidated basis, our leverage capital equaled $3.5 billion, representing 8.87% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $3.5 billion and $3.6 billion, representing 13.73% and 14.35%, respectively, of risk-weighted assets. At June 30, 2010, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $3.5 billion, $3.5 billion, and $3.6 billion, equivalent to 8.64% of adjusted average assets, 13.75% of risk-weighted assets, and 14.30% of risk-weighted assets, respectively. At December 31, 2009, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $3.4 billion, $3.4 billion, and $3.5 billion, representing 10.03% of adjusted average assets, 14.48% of risk-weighted assets, and 15.03% of risk-weighted assets, respectively.

In addition, as of September 30, 2010, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2010 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At September 30, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,464,482	8.87%	$3,464,482	13.73%	$3,620,347	14.35%
Regulatory capital requirement	1,562,072	4.00	1,009,187	4.00	2,018,374	8.00

Excess	$1,902,410	4.87%	$2,455,295	9.73%	$1,601,973	6.35%

Regulatory Capital Analysis (New York Community Bank)

	At September 30, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,155,579	8.56%	$3,155,579	13.31%	$3,298,134	13.91%
Regulatory capital requirement	1,474,485	4.00	948,525	4.00	1,897,050	8.00

Excess	$1,681,094	4.56%	$2,207,054	9.31%	$1,401,084	5.91%

Regulatory Capital Analysis (New York Commercial Bank)

	At September 30, 2010
			Risk-based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$287,639	12.69%	$287,639	16.52%	$301,708	17.33%
Regulatory capital requirement	90,684	4.00	69,636	4.00	139,273	8.00

Excess	$196,955	8.69%	$218,003	12.52%	$162,435	9.33%

Earnings Summary for the Three Months Ended September 30, 2010

Net income rose to $135.6 million in the third quarter of 2010, representing a $37.0 million, or 37.6%, increase from the year-earlier level and a $0.03, or 10.7%, increase in diluted earnings per share to $0.31. Although our third quarter 2010 net income was $649,000 shy of the trailing quarter’s net income, our diluted earnings per share were equal to the trailing-quarter amount.

The year-over-year increase was driven by a combination of factors, including interest-earning asset growth, a reduction in our cost of deposits, and mortgage banking income stemming from the mortgage banking operation acquired in the AmTrust transaction in December 2009. Year-over-year earnings growth was tempered by an increase in operating expenses, primarily reflecting the expansion of our franchise and back-office operations as a result of the transactions involving AmTrust and Desert Hills. On a linked-quarter basis, earnings growth was restrained by the degree to which our asset yields declined relative to our funding costs, as market interest rates dropped precipitously in the three months ended September 30, 2010.

Total revenues grew $151.9 million, or 62.9%, year-over-year to $393.3 million and were up $18.7 million, or 5.0%, from the level recorded in the second quarter of this year. Net interest income accounted for $286.2 million of the third quarter 2010 total, and non-interest income accounted for the remaining $107.1 million.

While net interest income and non-interest income both rose significantly from the year-earlier levels, net interest income declined modestly on a linked-quarter basis, tempering the benefit of a $26.7 million increase in non-interest income during the same three-month period. The bulk of the increase in non-interest income was attributable to mortgage banking income, which totaled $76.5 million in the current third quarter and $39.5 million in the second quarter of this year. No comparable income was recorded in the third quarter of 2009.

Another factor contributing to the year-over-year increase in net income was a significant decline in the OTTI loss on securities. In the third quarter of 2010, the OTTI loss totaled $495,000 after-tax; in the year-earlier third quarter, the OTTI loss totaled $7.9 million after-tax. Furthermore, our third quarter 2010 net income was increased by a $2.4 million gain on the repurchase of certain REIT-preferred securities, which more than offset after-tax acquisition-related expenses of $1.3 million.

In the second quarter of 2010, our net income was increased by a $6.6 million, or $0.01 after-tax gain on business acquisition stemming from the Desert Hills transaction, which more than offset after-tax acquisition-related expenses of $279,000.

In the third quarter of 2009, our earnings were enhanced by a $13.3 million, or $0.04 per diluted share, adjustment to income tax expense that was primarily due to the resolution of various tax audits and by a $3.4 million, or $0.01 per diluted share, after-tax gain on the exchange of our Bifurcated Option Note Unit SecuritiES (“BONUSES Units”). The benefit of these gains was tempered by the impact of the after-tax OTTI loss of $7.9 million, or $0.02 per diluted share.

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

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. The average yield on the multi-family and CRE loans we originated during the third quarter of 2010 was 5.13%, as compared to 5.56% and 5.85%, respectively, in the trailing and year-earlier quarters. The average five-year CMT was 1.55%, 2.25%, and 2.47%, respectively, during the three months ended September 30, 2010, June 30, 2010, and September 30, 2009.

Net interest income is also influenced by the level of prepayment penalty income recorded, primarily in connection with the prepayment of multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in our interest rate spread and net interest margin. Prepayment penalty income contributed $3.9 million to our third quarter 2010 net interest income, representing a $1.6 million increase from the trailing-quarter level and the level recorded in the third quarter of 2009.

Net interest income totaled $286.2 million in the current third quarter, representing a year-over-year increase of $59.8 million and a linked-quarter reduction of $8.0 million. In addition to the interest-earning asset growth that stemmed from our AmTrust transaction and, to a lesser extent, from organic loan growth and the Desert Hills transaction, the year-over-year increase reflects the steady decline in funding costs. The linked-quarter decline in net interest income is indicative of a modest decrease in the average balance of interest-earning assets as we reduced our portfolio of securities and money market investments, and, to a greater extent, the degree to which our asset yields declined in comparison to our funding costs.

Year-Over-Year Comparison

The year-over-year increase in net interest income was driven by a $64.5 million rise in interest income to $467.4 million, and modestly tempered by a $4.7 million rise in interest expense to $181.2 million.

The increase in interest income was driven by a $5.5 billion rise in the average balance of interest-earning assets to $34.2 billion, far exceeding the impact of a 14-basis point decline in the average yield to 5.46%. Loans generated $410.2 million of the current third quarter’s interest income, representing an $83.1 million increase from the year-earlier amount. Although the average yield on loans fell 10 basis points year-over-year to 5.65% in the quarter, the decrease was more than offset by a $6.2 billion increase in the average balance of loans to $29.0 billion. In addition, prepayment penalty income rose to $3.9 million in the current third quarter from $2.3 million in the year-earlier three months.

Year-over-year, the interest income produced by securities and money market investments fell $18.6 million to $57.3 million, as the average balance of such funds declined by $779.0 million and the average yield on such assets dropped 67 basis points. The decline in the average balance was primarily due to GSE securities that were called by the sponsoring agencies and accelerated repayments of GSE mortgage-related securities as market interest rates declined, in addition to maturities.

The year-over-year increase in interest expense was driven by a $6.5 billion rise in the average balance of interest-bearing liabilities to $33.7 billion, and tempered by a 45-basis point decline in the average cost of funds to 2.13%. While the growth of the average balance was primarily fueled by deposits acquired in the AmTrust transaction, the cost of funds reflects a decline in the average balance of borrowed funds over the past four quarters, as well as the FOMC’s maintenance of the federal funds rate at a range of zero to 0.25%.

In the third quarter of 2010, interest-bearing deposits generated interest expense of $51.2 million, representing a $4.7 million increase from the year-earlier amount. Although the average balance of such liabilities rose $7.4 billion year-over-year, to $20.4 billion, the impact was tempered by a 43-basis point decline in the average cost to 1.00%. At $130.0 million, the interest expense generated by borrowed funds was consistent with the year-earlier level, as a $908.9 million decline in the average balance of such funds to $13.4 billion was offset by a 25-basis point rise in the average cost to 3.87%.

Linked-Quarter Comparison

The linked-quarter decline in net interest income was attributable to a $15.8 million reduction in interest income, which exceeded a $7.7 million reduction in interest expense.

The linked-quarter decline in interest income was the result of a $184.8 million decrease in the average balance of interest-earning assets and a 16-basis point drop in the average yield. In the third quarter of 2010, the interest income produced by loans fell by $7.0 million, as the impact of a 19-basis point decline in the average yield on such assets exceeded the benefit of a $443.2 million increase in the average balance. As previously mentioned, prepayment penalty income rose $1.6 million from the trailing quarter level, tempering the decline in interest income generated by loans.

In addition, the interest income produced by securities and money market investments fell $8.8 million linked-quarter, as the average balance declined by $628.0 million and the average yield on such assets fell 13 basis points.

The linked-quarter reduction in interest expense was driven by a $1.2 billion decline in average interest-bearing liabilities, coupled with a four-basis point decline in the average cost of funds. During the quarter, the interest expense produced by interest-bearing deposits fell $8.3 million, as the average balance of such funds declined by $787.5 million and the average cost fell 13 basis points. The interest expense produced by borrowed funds rose a modest $583,000 in the quarter as the impact of a nine-basis point rise in the average cost was largely tempered by a $387.3 million reduction in the average balance of such funds.

Interest Rate Spread and Net Interest Margin

Reflecting the same factors that contributed to the year-over-year growth in net interest income, our interest rate spread rose 31 basis points to 3.33% from the year-earlier measure, and our net interest margin rose 19 basis points to 3.36%. The same factors that contributed to the linked-quarter decline in net interest income also led to linked-quarter declines in our spread and margin of 12 basis points and six basis points, respectively. The latter declines were somewhat offset by the rise in prepayment penalty income, which added five basis points to our spread and margin in the current third quarter as compared to three basis points in the second quarter of this year.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended September 30,
	2010				2009
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,999,495	$410,178	5.65%		$22,763,695	$327,120	5.75%
Securities and money market investments(2)(3)	5,212,610	57,252	4.39		5,991,637	75,816	5.06

Total interest-earning assets	34,212,105	467,430	5.46		28,755,332	402,936	5.60
Non-interest-earning assets	7,187,234				4,058,176

Total assets	$41,399,339				$32,813,508

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,045,495	$12,542	0.62%		$4,273,603	$7,380	0.69%
Savings accounts	3,900,662	4,824	0.49		2,810,906	3,687	0.52
Certificates of deposit	8,406,674	33,847	1.60		5,854,953	35,482	2.40

Total interest-bearing deposits	20,352,831	51,213	1.00		12,939,462	46,549	1.43
Borrowed funds	13,356,185	130,029	3.87		14,265,133	130,027	3.62

Total interest-bearing liabilities	33,709,016	181,242	2.13		27,204,595	176,576	2.58
Non-interest-bearing deposits	1,818,911				1,129,061
Other liabilities	522,056				273,816

Total liabilities	36,049,983				28,607,472
Stockholders’ equity	5,349,356				4,206,036

Total liabilities and stockholders’ equity	$41,399,339				$32,813,508

Net interest income/interest rate spread		$286,188	3.33%			$226,360	3.02%

Net interest margin			3.36%				3.17%

Ratio of interest-earning assets to interest-bearing liabilities			1.01	x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	September 30, 2010				June 30, 2010
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,999,495	$410,178	5.65%		$28,556,327	$417,168	5.84%
Securities and money market investments(2)(3)	5,212,610	57,252	4.39		5,840,583	66,019	4.52

Total interest-earning assets	34,212,105	467,430	5.46		34,396,910	483,187	5.62
Non-interest-earning assets	7,187,234				8,043,269

Total assets	$41,399,339				$42,440,179

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,045,495	$12,542	0.62%		$8,225,442	$16,413	0.80%
Savings accounts	3,900,662	4,824	0.49		3,918,920	5,800	0.59
Certificates of deposit	8,406,674	33,847	1.60		8,995,990	37,327	1.66

Total interest-bearing deposits	20,352,831	51,213	1.00		21,140,352	59,540	1.13
Borrowed funds	13,356,185	130,029	3.87		13,743,459	129,446	3.78

Total interest-bearing liabilities	33,709,016	181,242	2.13		34,883,811	188,986	2.17
Non-interest-bearing deposits	1,818,911				1,783,907
Other liabilities	522,056				436,113

Total liabilities	36,049,983				37,103,831
Stockholders’ equity	5,349,356				5,336,348

Total liabilities and stockholders’ equity	$41,399,339				$42,440,179

Net interest income/interest rate spread		$286,188	3.33%			$294,201	3.45%

Net interest margin			3.36%				3.42%

Ratio of interest-earning assets to interest-bearing liabilities			1.01	x			0.99	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

In the third quarter of 2010, the Company recorded a loan loss provision of $32.0 million, as compared to $22.0 million and $15.0 million, respectively, in the trailing and year-earlier three months. The third quarter 2010 provision exceeded the quarter’s net charge-offs by $15.3 million, thus increasing the allowance for loan losses to $155.9 million at September 30, 2010. The latter amount was equivalent to 23.62% of non-performing loans and 0.56% of total loans at that date.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the discussion of asset quality that appears in the balance sheet summary.

Non-Interest Income

We have four primary categories of non-interest income: fee income, income from bank-owned life insurance (“BOLI”), mortgage banking income, and other income, which primarily includes revenues generated through the sale of third-party investment products in our branches and revenues generated by our investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

In the three months ended September 30, 2010, non-interest income totaled $107.1 million, representing a linked-quarter increase of $26.7 million and a $92.0 million increase from the year-earlier amount. In addition, non-interest income represented 27.2% of total revenues in the current third quarter, as compared to 21.5% in the trailing quarter and 6.2% in the year-earlier three months.

The bulk of the increase in non-interest income stemmed from the mortgage banking operation acquired in the AmTrust transaction in December 2009. Mortgage banking income contributed $76.5 million to non-interest income in the current third quarter, a 93.6% increase from $39.5 million in the second quarter of this year. No mortgage banking income was recorded in the third quarter of 2009.

Mortgage banking income includes the gain or loss on the sale of loans, the value of IRLCs outstanding, derivative activity results, fees collected from servicing loans for others, and the fair market value fluctuations of residential MSRs. All derivatives are carried at fair value with the net activity included in mortgage banking income.

Of the mortgage banking income recorded in the current third quarter, income from mortgage originations accounted for $58.9 million and servicing income accounted for $17.6 million. In the trailing quarter, the respective amounts were $24.1 million and $15.4 million.

The year-over-year increase in non-interest income also stemmed from a $3.7 million rise in fee income to $13.4 million, which more than offset a modest decline in BOLI income to $6.8 million. On a linked-quarter basis, fee income declined by $685,000, while BOLI income remained relatively flat.

Other income accounted for $8.8 million of non-interest income in the current third quarter total, down $865,000 on a linked-quarter basis and up $2.8 million year-over-year.

Also contributing to the year-over-year increase in non-interest income was the significant reduction in the OTTI loss on securities. In the current third quarter, the OTTI loss was $826,000, in contrast to $13.3 million in the year-earlier three months. While the third quarter 2009 OTTI loss was somewhat offset by a $5.7 million gain on the exchange of BONUSES Units, the third quarter 2010 OTTI loss was far exceeded by a $2.4 million gain on debt repurchases.

The following table summarizes the components of non-interest income for the three months ended September 30, 2010, June 30, 2010, and September 30, 2009:

	For the Three Months Ended
(in thousands)	September 30, 2010	June 30, 2010	September 30, 2009
Mortgage banking income	$76,465	$39,499	$—
Fee income	13,403	14,088	9,682
BOLI income	6,792	6,775	6,914
Net loss on sale of securities	—	—	—
Gain on debt repurchases/exchange	2,441	—	5,717
Gain on business acquisition	—	10,780	—
Loss on OTTI of securities	(826)	(422)	(13,275)
Other income:
PBC	3,115	2,921	2,839
Third-party investment product sales	2,939	3,028	2,425
Other	2,774	3,744	770

Total other income	8,828	9,693	6,034

Total non-interest income	$107,103	$80,413	$15,072

Non-Interest Expense

Non-interest expense generally consists of two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the core deposit intangibles (“CDI”) stemming from our business combinations.

Non-interest expense rose $55.6 million year-over-year, to $151.1 million in the current third quarter, including a $53.2 million increase in operating expenses to $143.3 million and a $2.4 million increase in the amortization of CDI. On a linked quarter-basis, the increase in non-interest expense was a more modest $9.7 million, the net effect of a $9.8 million rise in operating expenses and a modest reduction in CDI amortization. The year-over-year increase primarily reflects the significant growth of the Company pursuant to the AmTrust and Desert Hills transactions and, to a lesser extent, an increase in legal fees and other expenses in connection with the management and maintenance of OREO.

Compensation and benefits expense represented $72.9 million of operating expenses in the current third quarter, and was up $26.8 million from the level recorded in the third quarter of 2009. Occupancy and equipment expense rose $4.3 million year-over-year, to $22.0 million, while G&A expense rose $22.1 million to $48.4 million during this time. On a linked-quarter basis, compensation and benefits expense rose $5.1 million, while occupancy and equipment expense remained fairly stable and G&A expense rose $4.8 million. Included in G&A expense in the current third quarter were acquisition-related expenses of $2.1 million that were incurred in connection with AmTrust and Desert Hills.

Income Tax Expense

Income tax expense consists of federal, state, and local taxes, and totaled $74.6 million in the current third quarter, comparable to the level recorded in the trailing quarter and up $42.2 million from the level recorded in the third quarter of 2009. The year-over-year increase was driven by a $79.2 million rise in pre-tax income to $210.2 million and a rise in the effective tax rate to 35.49% from 24.73%. In addition to these increases, the higher level of income tax expense in the current third quarter reflects the impact of a change in the tax treatment of REITs.

In the three months ended September 30, 2009, our income tax expense was reduced by a $13.3 million tax benefit primarily in connection with the resolution of certain tax audits, and by an OTTI loss on securities of $13.3 million.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Nine Months Ended September 30, 2010

For the nine months ended September 30, 2010, we reported earnings of $396.0 million, representing a $152.3 million, or 62.5%, increase from the year-earlier level and a $0.21, or 30.0%, increase in diluted earnings per share to $0.91.

The year-over-year increase was driven by a $447.1 million increase in total revenues, to $1.1 billion, as net interest income rose $224.1 million to $875.0 million and non-interest income rose $223.0 million to $242.6 million. Although the provision for loan losses rose $41.0 million during this time, and non-interest expense rose $136.7 million, these increases were more than offset by the growth of our total revenues.

The year-over-year increase in non-interest income was largely attributable to the revenues produced by the mortgage banking operation we acquired in the AmTrust transaction in December 2009. Mortgage banking income totaled $143.5 million in the current nine-month period, representing 59.2% of the total non-interest income recorded year-to-date.

Also included in non-interest income in the current nine-month period were a $6.6 million after-tax gain on the Desert Hills acquisition and a $2.4 million gain on the repurchase of certain REIT-preferred securities.

In the nine months ended September 30, 2009, our non-interest income was reduced by a $32.1 million, or $0.09 per diluted share, after-tax OTTI loss on securities, which exceeded the benefit of a $3.4 million after-tax gain on the exchange of BONUSES units.

The year-over-year increase in non-interest expense was also largely attributable to the AmTrust transaction, which added 66 branches to our franchise and also resulted in the expansion of our staff. Also included in non-interest expense in the current nine-month period were after-tax acquisition-related expenses of $3.3 million in connection with AmTrust and Desert Hills. In the nine months ended September 30, 2009, our non-interest expense was increased by an $8.9 million, or $0.03 per diluted share, after-tax FDIC special assessment charge.

Our earnings for the nine months ended September 30, 2009 also reflected the $14.3 million benefit primarily stemming from the resolution of certain tax audits, as previously mentioned in the comparison of our earnings for the three months ended September 30, 2010 and 2009.

Net Interest Income

Net interest income rose $224.1 million, or 34.4%, year-over-year to $875.0 million in the nine months ended September 30, 2010. The increase was driven by a $228.3 million, or 18.9%, rise in interest income to $1.4 billion, which far exceeded the impact of a $4.1 million increase in interest expense to $558.0 million.

Interest Income

The increase in interest income was fueled by a $5.8 billion rise in the average balance of interest-earning assets to $34.3 billion, which was modestly tempered by a six-basis point decline in the average yield to 5.58%. In addition to loans acquired in the AmTrust and Desert Hills transactions, the higher average balance reflects organic loan production. The decline in the average yield was largely due to a reduction in the average balance and yield on securities and money market investments during the current nine-month period.

In the first nine months of 2010, the interest income generated by loans rose $270.5 million, or 27.9%, to $1.2 billion, as the average balance of loans rose $6.2 billion to $28.6 billion, and the average yield on such assets rose one basis point to 5.78%. Prepayment penalty income contributed $7.5 million to interest income on loans in the current nine-month period, as compared to $5.6 million in the year-earlier nine months.

The increase in the interest income produced by loans was more than enough to offset the impact of a $42.3 million decline in the interest income produced by securities and money market investments to $192.0 million, as the average balance of such assets fell $425.1 million to $5.7 billion and the average yield declined 61 basis points to 4.53%.

Interest Expense

The modest increase in interest expense in the current nine-month period was the net effect of a $7.7 billion rise in the average balance of interest-bearing liabilities to $34.5 billion and a 59-basis point reduction in the average cost of funds to 2.16%. While the higher average balance largely reflects the infusion of deposits in our AmTrust and Desert Hills transaction, the reduction in the average cost largely reflects the historically low level of short-term interest rates.

Interest-bearing deposits generated current nine-month interest expense of $170.5 million, up $3.9 million from the year-earlier amount. Although the average balance of such funds rose $8.0 billion year-over-year to $20.9 billion, the impact was substantially tempered by a 64-basis point decline in the average cost to 1.09%. CDs generated $108.7 million of interest expense in the current nine-month period, reflecting a $24.1 million decline from the year-earlier amount. Although the average balance of such funds rose $2.6 billion during this time to $8.8 billion, the impact was far exceeded by a 122-basis point drop in the average cost to 1.65%. The reduction in interest expense produced by CDs was exceeded by a $28.0 million rise in the interest expense generated by core deposits to $61.8 million, as the average balance of such funds rose $6.0 billion to $13.9 billion and the average cost rose three basis points to 0.60%.

Borrowed funds generated interest expense of $387.5 million in the current nine-month period, comparable to the interest expense produced in the first nine months of 2009. Although the average balance of such funds fell $334.2 million year-over-year, to $13.7 billion, the average cost rose nine basis points to 3.79%.

Net Interest Income and Interest Rate Spread

In the nine months ended September 30, 2010, our spread rose 53 basis points to 3.42% and our margin rose 36 basis points to 3.40%. These increases were attributable to the same factors that contributed to the year-over-year increase in net interest income. Prepayment penalty income added three basis points to each of our spread and margin in the nine months ended September 30, 2010 and 2009.

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

Net Interest Income Analysis

(dollars in thousands)

	Nine Months Ended September 30,
	2010				2009
	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net(1)	$28,617,776	$1,241,021	5.78%		$22,420,775	$970,477	5.77%
Securities and money market investments(2)(3)	5,650,228	191,974	4.53		6,075,369	234,261	5.14

Total interest-earning assets	34,268,004	1,432,995	5.58		28,496,144	1,204,738	5.64
Non-interest-earning assets	7,845,443				3,968,661

Total assets	$42,113,447				$32,464,805

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,210,458	$45,386	0.74%		$3,993,802	$22,257	0.75%
Savings accounts	3,880,299	16,369	0.56		2,704,895	11,468	0.57
Certificates of deposit	8,791,306	108,727	1.65		6,178,552	132,822	2.87

Total interest-bearing deposits	20,882,063	170,482	1.09		12,877,249	166,547	1.73
Borrowed funds	13,667,543	387,540	3.79		14,001,713	387,331	3.70

Total interest-bearing liabilities	34,549,606	558,022	2.16		26,878,962	553,878	2.75
Non-interest-bearing deposits	1,766,781				1,163,391
Other liabilities	447,134				236,035

Total liabilities	36,763,521				28,278,388
Stockholders’ equity	5,349,926				4,186,417

Total liabilities and stockholders’ equity	$42,113,447				$32,464,805

Net interest income/interest rate spread		$874,973	3.42%			$650,860	2.89%

Net interest-earning assets/net interest margin			3.40%				3.04%

Ratio of interest-earning assets to interest-bearing liabilities			0.99	x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for Loan Losses

The loan loss provision rose $41.0 million year-over-year to $74.0 million in the current nine-month period and exceeded the net charge-offs recorded during this time by $28.4 million, or 162.2%. As a result, the allowance for loan losses rose $28.4 million from the year-end 2009 balance to $155.9 million at September 30, 2010. The latter amount represented 23.62% of non-performing loans and 0.56% of total loans at that date. The increased provision is indicative of management’s assessment of the allowance for loan losses, which included consideration of the factors that were previously noted in the discussion of the provision for loan losses in the third quarter of 2010.

Non-Interest Income

Non-interest income totaled $242.6 million in the current nine-month period, in contrast to $19.5 million in the first nine months of 2009. The increase was primarily attributable to the mortgage banking operation we acquired in the AmTrust transaction, which generated income of $143.5 million in the nine months ended September 30, 2010. Included in this amount was income from mortgage originations of $99.6 million and servicing income of $43.9 million.

Fee income contributed $41.5 million to non-interest income in the current nine-month period, reflecting a $13.2 million, or 46.7%, increase year-over-year. The increase primarily reflects the expansion of our deposit base through last December’s AmTrust transaction and, to a lesser extent, through our March 2010 transaction involving Desert Hills.

In the current nine-month period, non-interest income was also increased by a $10.8 million gain on the Desert Hills acquisition, and by a $2.7 million gain on debt repurchases.

Another notable reason for the year-over-year growth of our non-interest income was the significant reduction in the OTTI loss on securities. In the nine months ended September 30, 2010, the OTTI loss totaled $2.0 million, in contrast to $53.0 million in the year-earlier nine months. In the first nine months of 2009, the impact of the OTTI loss on non-interest income was only modestly offset by a $5.7 million gain on debt exchange.

The following table summarizes the sources and amounts of non-interest income in the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
(in thousands)	2010	2009
Mortgage banking income	$143,497	$—
Fee income	41,456	28,255
BOLI	20,968	20,482
Net loss on sale of securities	(8)	—
Gain on debt repurchases/exchange	2,734	5,717
Loss on OTTI of securities	(1,971)	(53,003)
Gain on business acquisition	10,780	—
Other income:
PBC	9,216	7,574
Third-party investment product sales	7,825	7,918
Other	8,063	2,594

Total other income	25,104	18,086

Total non-interest income	$242,560	$19,537

Non-Interest Expense

In the first nine months of 2010, we recorded non-interest expense of $429.2 million, up $136.7 million from the level recorded in the first nine months of 2009. The increase was primarily acquisition-driven and reflects the expansion of our staff, our branch network, and our back-office operations subsequent to the acquisitions of AmTrust and Desert Hills. Operating expenses accounted for the bulk of the increase, having risen $129.7 million year-over-year to $405.6 million; CDI amortization rose $7.0 million to $23.6 million during this time.

The rise in nine-month operating expenses stemmed from a $74.0 million increase in compensation and benefits expense to $207.6 million; an $11.5 million increase in occupancy and equipment expense to $65.8 million; and a $44.2 million increase in G&A expense to $132.2 million. Included in the latter amount were acquisition-related expenses of $5.2 million, and an increase in legal fees and other expenses incurred in connection with the management and maintenance of OREO. In the nine months ended September 30, 2009, G&A expense was increased by a $14.8 million FDIC special assessment, most of which was recorded in the second quarter of last year.

Income Tax Expense

Primarily reflecting a $269.4 million increase in pre-tax income to $614.3 million, income tax expense rose $117.1 million year- over- year to $218.3 million in the nine months ended September 30, 2010. Also contributing to the year-over-year rise in income tax expense was an increase in the effective tax rate to 35.54% in the current nine-month period from 29.34% in the year-earlier nine months.

Our nine-month 2009 income tax expense and effective tax rate were reduced by the aforementioned $14.3 million benefit primarily stemming from the resolution of certain tax audits, as well as the OTTI loss on securities and the FDIC special assessment recorded during that time. In the first nine months of 2010, the increases in income tax expense and the effective tax rate reflect, in small part, the impact of new tax laws relating to REITs, as further discussed under “Income Taxes” earlier in this report.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository and non-depository institutions, and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer laws. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations is being assessed and is not yet known, as regulations implementing the statute are in the process of being written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2010, the Company allocated $109,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: July 1, 2010 through July 31, 2010	3,242	$16.81	3,242	1,057,211
Month #2: August 1, 2010 through August 31, 2010	2,793	17.42	2,793	1,054,418
Month #3: September 1, 2010 through September 30, 2010	363	16.48	363	1,054,055

Total	6,398	$17.06	6,398

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 1,054,055 shares were still available for repurchase at September 30, 2010. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101*:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2010	BY:	/S/ JOSEPH R. FICALORA
Joseph R. Ficalora Chairman, President, and Chief Executive Officer

DATE: November 9, 2010	BY:	/S/ THOMAS R. CANGEMI
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer