Form 10-K
period 2010-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2011-03-01
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Haven Capital Trust II 10.25% Capital Securities	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the shares of common stock outstanding of the registrant was $6.4 billion, excluding 15,409,295 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2010, $15.27, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 22, 2011 was 437,018,830 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2011 are incorporated by reference into Part III.

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

BOOK VALUE PER SHARE

As we define it, book value per share refers to the amount of stockholders’ equity attributable to each outstanding share of common stock, after the unallocated shares held by our Employee Stock Ownership Plan (“ESOP”) have been subtracted from the total number of shares outstanding. Book value per share is determined by dividing total stockholders’ equity at the end of a period by the adjusted number of shares at the same date. The following table indicates the number of shares outstanding both before and after the total number of unallocated ESOP shares were subtracted at December 31, 2010, 2009, 2008, 2007, and 2006. As there were no unallocated ESOP shares remaining at December 31, 2010, both numbers at that date were the same.

	2010	2009	2008	2007	2006
Shares outstanding	435,646,845	433,197,332	344,985,111	323,812,639	295,350,936
Less: Unallocated ESOP shares	—	(299,248)	(631,303)	(977,800)	(1,460,564)

Shares used for book value per share computation	435,646,845	432,898,084	344,353,808	322,834,839	293,890,372

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

COVERED LOANS

On December 4, 2009 and March 26, 2010, we acquired certain assets and assumed certain liabilities of AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) in FDIC-assisted transactions (the “AmTrust acquisition” and the “Desert Hills acquisition”), respectively. The loans we acquired in the AmTrust and Desert Hills acquisitions are referred to as covered loans because they are “covered” by loss sharing agreements with the FDIC. In addition, the other real estate owned (“OREO”) we acquired in the Desert Hills acquisition is referred to as covered OREO because it is covered by loss sharing agreements with the FDIC. Please see the definition of “Loss Sharing Agreements” that appears on the following page.

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

INTEREST RATE LOCK COMMITMENTS (“IRLCs”)

Refers to commitments we have made to originate new one-to-four family loans at specific (i.e., locked-in) interest rates. The volume of IRLCs at the end of a period is a leading indicator of loans to be originated in the near future.

INTEREST RATE SENSITIVITY

Refers to the likelihood that the interest earned on assets and the interest paid on liabilities will change as a result of fluctuations in market interest rates.

INTEREST RATE SPREAD

The difference between the yield earned on average interest-earning assets and the cost of average interest-bearing liabilities.

LOAN-TO-VALUE (“LTV”) RATIO

Measures the balance of a loan as a percentage of the appraised value of the underlying property.

LOSS SHARING AGREEMENTS

Refers to the agreements we entered into with the FDIC in connection with our acquisition of certain loans of AmTrust on December 4, 2009 and certain loans and OREO of Desert Hills on March 26, 2010. The agreements call for the FDIC to reimburse us for 80% of losses (and share in 80% of any recoveries) up to specified thresholds and to reimburse us for 95% of any losses (and share in 95% of any recoveries) beyond those thresholds with respect to the acquired assets. All of the loans acquired in the AmTrust acquisition, and all of the loans and OREO acquired in the Desert Hills acquisition, are subject to these agreements and are referred to in this document either as “covered loans,” “covered OREO,” or when discussed together, “covered assets.”

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

NON-COVERED LOANS AND OTHER REAL ESTATE OWNED

Refers to all of the loans and OREO in our portfolio that are not covered by our loss sharing agreements with the FDIC.

NON-PERFORMING ASSETS

Consists of non-accrual loans, loans over 90 days past due and still accruing interest, and OREO.

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

RETURN ON AVERAGE ASSETS

A measure of profitability determined by dividing net income by average assets for a given period.

RETURN ON AVERAGE STOCKHOLDERS’ EQUITY

A measure of profitability determined by dividing net income by average stockholders’ equity for a given period.

TOTAL DELINQUENCIES

Refers to the sum of non-performing loans and loans 30 to 89 days past due.

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

PART I

ITEM 1.	BUSINESS

General

With total assets of $41.2 billion at December 31, 2010, we are the 22nd largest publicly traded bank holding company in the nation, and operate the nation’s second largest public thrift. Reflecting our growth through ten business combinations in the last decade, we currently have 276 branch offices, including 209 in Metro New York and New Jersey, and 67 in Florida, Ohio, and Arizona that were primarily acquired in connection with our FDIC-assisted acquisition of certain assets and assumption of certain liabilities of AmTrust Bank (the “AmTrust acquisition”) on December 4, 2009 and to a much lesser extent, our FDIC-assisted acquisition of certain assets and assumption of certain liabilities of Desert Hills Bank (the “Desert Hills acquisition”) on March 26, 2010.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

Established in 1859, the Community Bank is a New York State-chartered savings bank with 242 branches that currently operate through seven divisional banks.

In New York, we serve our Community Bank customers through Roslyn Savings Bank, with 56 branches on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 33 branches in the New York City borough of Queens; Richmond County Savings Bank, with 22 branches in the borough of Staten Island; and Roosevelt Savings Bank, with eight branches in the borough of Brooklyn. In the Bronx and neighboring Westchester County, we currently have four branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our Community Bank customers through 52 branches that operate under the name Garden State Community Bank.

In Florida and Arizona, where we have 25 and 14 branches, respectively, we serve our customers through the AmTrust Bank division of the Community Bank.

In Ohio, we serve our Community Bank customers through 28 branches of Ohio Savings Bank.

We compete for depositors in these diverse markets by emphasizing service and convenience, and by offering a comprehensive menu of traditional and non-traditional products and services. Of our 242 Community Bank branches, 223 feature weekend hours, including 59 that are open seven days a week. Of these, 43 are in-store branches that are primarily located in supermarkets in New York and New Jersey. The Community Bank also offers 24-hour banking online and by phone.

We also are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury apartment buildings that feature below-market rents. In addition to multi-family loans, we originate commercial real estate loans, primarily in Metro New York and New Jersey, and, to a lesser extent, acquisition, development, and construction loans, and commercial and industrial loans. We also originate one-to-four family loans through our mortgage banking operation, which was acquired in the AmTrust acquisition. In 2010, all of the one-to-four family loans we originated were sold to government-sponsored enterprises (“GSEs”), servicing retained. Although the vast majority of the loans we produce for investment (i.e., our portfolio) are secured by properties or businesses in Metro New York and New Jersey, the one-to-four family loans we originate through our mortgage banking operation are for the purchase or refinancing of homes in all 50 states.

The Commercial Bank is a New York State-chartered commercial bank and was established in connection with our acquisition of Long Island Financial Corp. (“Long Island Financial”) on December 30, 2005. Reflecting that acquisition, and our subsequent acquisitions of Atlantic Bank of New York (“Atlantic Bank”) and the New York City-based branch network of Doral Bank, FSB (“Doral”), we currently serve our Commercial Bank customers through 34 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including 17 that operate under the name “Atlantic Bank.”

The Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, and government agencies with a comprehensive menu of business solutions, including installment loans, revolving lines of credit, and cash management services. In addition to featuring up to 50 hours per week of in-branch service, the Commercial Bank offers 24-hour banking online and by phone.

Customers of the Community Bank and the Commercial Bank also have 24-hour access to their accounts through 262 of our 286 ATM locations in five states.

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

Overview

Loan Production

Loans are our principal asset and represented $29.0 billion, or 70.5%, of total assets at December 31, 2010. Our loan portfolio has three components:

1. Covered Loans - Covered loans refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills acquisitions, which are covered by loss sharing agreements with the FDIC. At December 31, 2010, the balance of covered loans was $4.3 billion; of this amount, $3.9 billion were one-to-four family loans. To distinguish these “covered loans” from the loans in our portfolio that are not subject to these agreements (and that, for the most part, we ourselves originated), all other loans in our portfolio are referred to as “non-covered loans.”

2. Non-Covered Loans Held for Sale - Loans held for sale refers to the one-to-four family loans that are originated for sale by our mortgage banking operation. In 2010, all such loans were agency-conforming loans that were sold to GSEs. At December 31, 2010, the portfolio of one-to-four family loans awaiting sale to GSEs totaled $1.2 billion.

3. Non-Covered Loans Held for Investment - Loans held for investment refers to the loans we originate for our own portfolio, and totaled $23.7 billion at December 31, 2010. The year-end balance consisted primarily of loans secured by multi-family buildings in New York City in which the majority of the apartments are rent-controlled or –stabilized. According to the 2010 Housing Supply Report of the New York City Rent Guidelines Board, rent-regulated apartments comprise 64.0% of the rental housing units in New York City.

In addition to multi-family loans, loans held for investment include commercial real estate loans and, to a much lesser extent, acquisition, development, and construction loans; commercial and industrial loans; and one-to-four family loans.

Multi-Family Loans

Multi-family loans represented $16.8 billion, or 70.9%, of total non-covered loans at the end of this December, and represented $2.5 billion, or 58.6%, of the total loans we originated for investment over the course of 2010.

The multi-family loans we originate are typically based on the cash flows generated by the buildings in the form of rent rolls, and are generally made to long-term property owners with a history of growing cash flows over time. The property owners typically use the funds we provide to make improvements to the apartments in their buildings, thus increasing the value of the buildings and the amount of rent they may charge. As improvements are made, the building’s rent roll increases, generally prompting the borrower to seek additional funds by refinancing the loan.

Our typical loan has a term of ten years, with a fixed rate of interest in years one through five and a rate that either adjusts annually or is fixed for the five years that follow. Loans that prepay in the first five years generate prepayment penalties ranging from five percentage points to one percentage point of the then-current loan balance, depending on the remaining term of the loan. If a loan is still outstanding in the sixth year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten. Reflecting the structure of our multi-family credits, the average multi-family loan had an expected weighted average life of 4.1 years at December 31, 2010.

Commercial Real Estate (“CRE”) Loans

At December 31, 2010, CRE loans represented $5.4 billion, or 22.9%, of total non-covered loans. Twelve-month originations totaled $947.0 million, representing 21.9% of loans produced for investment over the course of the year.

Our CRE loans are similar in structure to our multi-family credits, and had a weighted average life of 4.0 years at December 31, 2010. In addition, our CRE loans are largely secured by properties in New York City, with Manhattan accounting for the largest share.

Acquisition, Development, and Construction (“ADC”) Loans

ADC loans represented $569.5 million, or 2.4%, of total non-covered loans at the end of December, reflecting our decision to largely limit such lending since the downturn in the credit cycle began.

Our ADC loan portfolio largely consists of loans that were originated for land acquisition, development, and construction of multi-family and residential tract projects in New York City and Long Island, and, to a lesser extent, for the construction of owner-occupied one-to-four family homes and commercial properties.

Commercial and Industrial (“C&I”) Loans

Included in “other loans” in our Consolidated Statements of Condition, C&I loans represented $641.7 million, or 2.70%, of total non-covered loans at December 31, 2010. We offer a broad range of loans to small and mid-size businesses for working capital (including inventory and receivables), business expansion, and the purchase of equipment and machinery.

One-to-Four Family Loans

Non-covered one-to-four family loans totaled $170.4 million at the end of this December, and consisted primarily of loans acquired in our earlier business combinations and seasoned loans we produced prior to December 1, 2000, when we adopted our practice of originating one-to-four family loans on a pass-through basis and selling them to a third-party conduit after they closed. Since late December 2010, we have been originating one-to-four family loans through several selected clients of our mortgage banking operation and aggregating them with other loans for sale to GSEs.

Funding Sources

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

Deposits totaled $21.8 billion at December 31, 2010, and included certificates of deposit (“CDs”) of $7.8 billion; NOW and money market accounts of $8.2 billion; savings accounts of $3.9 billion; and non-interest-bearing accounts of $1.9 billion.

Borrowed funds totaled $13.5 billion at the end of the year, with wholesale borrowings representing $12.5 billion, or 92.4%, of that balance and 30.3% of total assets at December 31, 2010.

Loan repayments and sales generated cash flows of $14.6 billion, while securities sales and repayments generated cash flows of $5.0 billion in 2010.

Asset Quality

The Metro New York region, where most of the properties and businesses securing our loans held for investment are located, continued to be impacted by a weak economy in 2010. Non-performing assets represented $652.5 million, or 1.58%, of total assets at the end of December, including non-performing non-covered loans of $624.4 million and non-covered other real estate owned (“OREO”) of $28.1 million. Although the respective balances were higher than the year-earlier levels, they each reflected improvement from the highs we recorded at March 31, 2010.

Net charge-offs totaled $59.5 million in 2010, representing a $29.7 million increase from the year-earlier level while also representing 0.21% of average loans. In view of the weak economy and the related rise in non-performing assets and net charge-offs, we increased our provision for losses on non-covered loans to $91.0 million in 2010 from $63.0 million in 2009. Reflecting this provision and the aforementioned net charge-offs, our allowance for losses on non-covered loans rose $31.5 million year-over-year to $158.9 million, representing 25.45% of non-performing non-covered loans at December 31, 2010.

Continued economic weakness, resulting from a further contraction of real estate values and/or an increase in office vacancies, bankruptcies, and unemployment, could result in our experiencing a further increase in charge-offs and/or an increase in our loan loss provisions, either of which could have an adverse impact on our earnings in the period ahead.

Growth through Acquisitions

In March 2010, we acquired certain assets, and assumed certain liabilities, of Desert Hills. The FDIC-assisted acquisition added six branches to our franchise in Arizona, three of which were subsequently consolidated into neighboring branches we had acquired in our AmTrust acquisition. In addition to enhancing our Arizona franchise, the Desert Hills acquisition provided us, at acquisition, with assets of $444.3 million, including loans of $186.3 million and OREO of $34.1 million, all of which are subject to loss sharing agreements; and liabilities of $442.5 million, including deposits of $390.6 million.

Revenues

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

While net interest income is our primary source of income, it is supplemented by the non-interest income we produce. In 2010, our largest source of non-interest income was the income generated by our mortgage banking operation through the origination and servicing of loans for sale to GSEs. Mortgage banking income accounted for $183.9 million of total non-interest income, including income of $136.5 million relating to originations and income of $47.4 million relating to servicing. In addition, fee income from deposits and loans accounted for $54.6 million of 2010 non-interest income, while BOLI income and other income accounted for $28.0 million and $33.8 million, respectively. Included in other income are the revenues from the sale of third-party investment products in our branches, and revenues from our investment advisory firm, Peter B. Cannell & Co., Inc., which had $1.5 billion of assets under management at December 31, 2010.

Efficiency

The efficiency of our operation has long been a distinguishing characteristic, stemming from our focus on multi-family lending, which is broker-driven, and from the expansion of our franchise through acquisitions rather than de novo growth. Notwithstanding an increase in operating expenses stemming from higher FDIC insurance premiums and the acquisition-related expansion of our staff and franchise, we continued to rank among the most efficient bank holding companies in the nation, as reported by SNL Financial, with an efficiency ratio of 35.99% in 2010.

Our Market

Our market for deposits and loans broadened significantly on December 4, 2009 as a result of our AmTrust acquisition, and was modestly extended with our Desert Hills acquisition on March 26, 2010. In addition to adding Ohio, Florida, and Arizona to our footprint and 64 branches to our current franchise, the AmTrust acquisition provided us with a mortgage banking operation that aggregates one-to-four family loans for sale to GSEs. While the loans we originate for portfolio are largely secured by properties in New York City, Long Island, and New Jersey, the loans we originate for sale are secured by properties in all 50 states.

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 29.6 million, and the number of banks and thrifts we compete with currently exceeds 375. With total deposits of $21.8 billion at year-end, we ranked ninth among all bank and thrift depositories serving these 26 counties, and ranked first or second among all thrift depositories in the following communities: Queens, Staten Island, Nassau, and Suffolk Counties in New York; Essex County in New Jersey; Broward and Palm Beach Counties in Florida; Cuyahoga County in Ohio; and Maricopa County in Arizona. (Market share information was provided by SNL Financial.)

We also compete for deposits with other financial institutions, including credit unions, Internet banks, and brokerage firms. Although we currently rank 22nd among the top 25 bank holding companies in the nation, based on total assets, many of the institutions we compete with have greater financial resources than we do and serve a far broader market, which enables them to promote their products more extensively than we can.

Our ability to attract and retain deposits is not only a function of short-term interest rates and industry consolidation, but also the competitiveness of the rates being offered by other financial institutions within our marketplace.

Competition for deposits is also influenced by several internal factors, including the opportunity to acquire deposits through business combinations; the cash flows produced through loan and securities repayments and sales; and the availability of attractively priced wholesale funds. In addition, the degree to which we compete for deposits is influenced by the liquidity needed to fund our loan production and other outstanding commitments.

We vie for deposits and customers by placing an emphasis on convenience and service. In addition to our 242 Community Bank branches and 34 Commercial Bank branches, we have 286 ATM locations, including 262 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com.

In addition to 191 traditional branches in New York, New Jersey, Florida, Ohio, and Arizona, our Community Bank currently has 43 branches in Metro New York and New Jersey that are located in-store. Our in-store branch network ranks among the largest in-store franchises in this region, and is also one of the largest in the Northeast. Because of the proximity of these branches to our traditional locations, our customers in New York and New Jersey have the option of doing their banking seven days a week in many of the communities we serve. This service model is a key component of our efforts to attract and maintain deposits in a highly competitive marketplace. Of the remaining Community Bank branches, five are located on corporate campuses in New Jersey and three are customer service centers in New York.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including insurance, annuities, and mutual funds of various third-party service providers. Furthermore, our practice of originating loans in our branches on a pass-through basis enables us to offer our customers a variety of one-to-four family mortgage loans.

In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, the Commercial Bank offers a variety of cash management products to address the needs of small and mid-size businesses, municipal and county governments, school districts, and professional associations.

Another competitive advantage is our strong community presence, with April 14, 2010 having marked the 151st year of service of our forebear, Queens County Savings Bank. We have found that our longevity is especially appealing to customers seeking a strong, stable, and service-oriented bank.

Competition for Loans

Our success as a lender is substantially tied to the economic health of the cities and suburbs where our branches are located, and in the markets where we lend. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans.

Although the level of competition we face for deposits is both varied and substantial, the competition for the loans we produce has, in the past three years, been less significant.

We are a leading producer of multi-family loans in New York City, and compete for such loans on the basis of timely service and the expertise that stems from being a specialist in our field. The majority of our multi-family loans are secured by non-luxury buildings with a preponderance of rent-regulated apartments, a niche that we have focused on for more than 40 years.

With the consolidation of our industry and the downturn in the credit cycle, several of our key competitors in the multi-family arena have been acquired. In addition, several of our key competitors, including the Wall Street conduits, have opted to back away from our primary lending niche.

In 2010, as in 2009, Fannie Mae and Freddie Mac were our primary competition in the multi-family arena, although a number of other financial institutions were also active in our marketplace during this time. While we anticipate that competition for multi-family loans will continue in the future, the significant volume of multi-family loans we produced in 2010 is indicative of our ability to compete for such business as conditions in our market continue to improve. That said, no assurances can be made that we will be able to sustain or increase our level of multi-family loan production, given the extent to which it is influenced not only by competition, but also by such factors as the level of market interest rates, the availability and cost of funding, real estate values, market conditions, and the state of the economy.

Although multi-family lending remains our primary focus, we also originate CRE loans for our portfolio. Our ability to originate CRE loans was also enhanced by the exit of certain financial and non-financial institutions from our market, a factor that contributed to the growth of our portfolio in 2010 as in 2009. In view of the economic weakness in our local market, fewer banks chose to compete for CRE credits, enabling us to increase our production over the past two years. Our ability to compete for CRE loans on a go-forward basis depends on the same factors that impact our ability to compete for multi-family credits, and on the degree to which other CRE lenders choose to step up their loan production once the local market improves.

Since the second half of 2007, we have been largely limiting our ADC lending; in addition, we have generally been limiting our production of C&I loans.

With the addition of our mortgage banking operation, we now compete with a significant number of financial and non-financial institutions throughout the nation that also aggregate one-to-four family loans for sale to GSEs. Based on our having funded $10.8 billion of one-to-four family loans in 2010, we were ranked 18th among the nation’s top wholesale loan aggregators for the year by Inside Mortgage Finance.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, lenders may become liable for the costs of cleaning up hazardous materials found on such properties. We attempt to mitigate such environmental risks by requiring either that a borrower purchase environmental insurance or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of CRE and ADC loans, regardless of location, and of all out-of-state multi-family loans. In addition, we order an updated environmental analysis prior to foreclosing on such properties, and typically maintain ownership of the real estate we acquire through foreclosure in subsidiaries.

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

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 35 active subsidiary corporations. Of these, 22 are direct subsidiaries of the Community Bank and 13 are subsidiaries of Community Bank-owned entities.

The 22 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Vineyard Mountain Ranch Homeowners Association, Inc.	Arizona	Not-for-profit homeowners association of which the Community Bank owns a majority interest.

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, NY, all the units of which were sold by December 31, 2006

NYCB Community Development Corp.	Delaware	Formed to invest in community development activities

NYCB Mortgage Company, LLC	Delaware	Aggregates one-to-four family loans for sale, servicing retained

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning interests in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RCSB Corporation	New York	Owns a branch building, Ferry Development Holding Company, and Woodhaven Investments, Inc.

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

There are 40 additional entities that are subsidiaries of a Community Bank-owned entity that are organized to own interests in real estate.

The 13 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Columbia Preferred Capital Corporation	Delaware	A real estate investment trust (“REIT”) organized for the purpose of investing in mortgage-related assets

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

Somerset Manor North Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor North Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor South Operating Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

Somerset Manor South Realty Holding Company, LLC	New Jersey	Established to own or operate assisted-living facilities in New Jersey that were sold in 2005

The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC

The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.

There are 40 additional entities that are subsidiaries of a Community Bank-owned entity that are organized to own interests in real estate.

In addition, the Community Bank maintains one inactive corporation organized in New York.

The Commercial Bank has eight active subsidiary corporations, three of which are subsidiaries of Commercial Bank-owned entities.

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

There are two additional entities that are subsidiaries of the Commercial Bank that are organized to own interests in real estate.

The Company owns nine active special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Please see Note 8, “Borrowed Funds,” within Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

The Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank.

Personnel

At December 31, 2010, the number of full-time equivalent employees was 3,883. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. Please see the discussion of “Income Taxes” in “Critical Accounting Policies” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this report.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), signed into law on July 21, 2010, made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the regulation of the Company. For example, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the FRB. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to the prudential regulators, and have authority to impose new requirements. Institutions of $10 billion or more in assets, such as the Community Bank, and their affiliates, will be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, the Consumer Financial Protection Bureau. The Secretary of the Treasury has subsequently announced that the

Consumer Financial Protection Bureau will assume its responsibilities on July 21, 2011. Certain additional provisions of the Dodd-Frank Act are discussed below.

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

Capital Requirements

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

As of December 31, 2010, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier I leverage capital ratio of 5%, a minimum Tier I risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Banks at December 31, 2010 appears in Note 18, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

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

Standards for Safety and Soundness

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

Real Estate Lending Standards

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

Dividend Limitations

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

The FDIC has authority under federal law to appoint a conservator or receiver for an insured institution under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured institution if that institution was critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the institution became critically undercapitalized. For this purpose, “critically undercapitalized” means having a ratio of tangible equity to total assets of less than 2%. Please see “Prompt Corrective Regulatory Action” earlier in this report.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates currently range from seven to 77.5 basis points of each institution’s deposit assessment base. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on average consolidated total assets less average tangible equity, rather than on deposits. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules from the Dodd-Frank Act. Initially, the base assessment rates will range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future when the DIF reaches certain milestones.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (capped at ten basis points of an institution’s deposit assessment base, as of June 30, 2009), in order to cover losses to the DIF. That special assessment was collected on September 30, 2009. The FDIC considered the need for similar special assessments during the final two quarters of 2009. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, non-interest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, later extended to December 31, 2010, and certain senior unsecured debt issued between October 13, 2008 and June 30, 2009, later extended to October 31, 2009, by institutions and their holding companies would be guaranteed by the FDIC through June 30, 2012 or in certain cases, until December 31, 2012. The Banks both participated in the unlimited non-interest-bearing transaction account coverage and, together with the Company, participated in the unsecured debt guarantee program. In December 2008, the Company issued $90.0 million of fixed rate senior notes with a maturity date of June 22, 2012, and the Community Bank issued $512.0 million of fixed rate senior notes with a maturity date of December 16, 2011. The Dodd-Frank Act has provided for continued unlimited coverage for certain non-interest-bearing transaction accounts until December 31, 2012.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly, and during the calendar year ending December 31, 2010, averaged 1.045 basis points of assessable deposits.

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

Federal Regulation

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

New York Regulation

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

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $58.8 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $58.8 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $10.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank of New York (the “FHLB-NY”), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. Including $110.6 million of FHLB-Cincinnati stock acquired in the AmTrust acquisition and $3.6 million of FHLB-San Francisco stock acquired in the Desert Hills acquisition, the Community Bank held total FHLB stock of $437.7 million at December 31, 2010. In addition, the Commercial Bank held FHLB-NY stock of $8.3 million at that date. FHLB stock continued to be valued at par, with no impairment loss required, at that date.

For the fiscal years ended December 31, 2010 and 2009, dividends from the FHLB to the Community Bank amounted to $23.3 million and $22.6 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $446,000 and $473,000, respectively, in the corresponding years.

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the Dodd-Frank Act, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Community Bank currently maintains 52 branches in New Jersey, 25 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 123 branches in New York State.

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

Federal Regulation

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to, but somewhat less stringent than, those of the FDIC for the Community Bank and the Commercial Bank. (Please see “Capital Requirements” earlier in this report.) At December 31, 2010, the Company’s consolidated Total and Tier I capital exceeded these requirements. The Dodd-Frank Act requires the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations, when finalized, will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with more than $15 billion of consolidated assets are subject to a three-year phase out from inclusion as Tier 1 capital, beginning January 1, 2013. Based on the balance of cumulative preferred stock and trust preferred securities we held at December 31, 2010, and absent any reduction in that balance over the three years ending January 1, 2016, the elimination of such instruments would be expected to reduce our capital by $418.7 million, or 11.9%, at the end of the three-year phase-in, and reduce our Tier 1 leverage ratio by 108 basis points.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codifies the source of financial strength policy and requires regulations to facilitate its application. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Under the FDI Act, a depository institution may be liable to the FDIC for losses caused the DIF if a commonly controlled depository institution were to fail. The Community Bank and the Commercial Bank are commonly controlled within the meaning of that law.

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

New York Holding Company Regulation

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

Acquisition of the Holding Company

Federal Restrictions

Under the Federal Change in Bank Control Act (the “CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company, the Community Bank, and the Commercial Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock. Please see “Holding Company Regulation” earlier in this report.

New York Change in Control Restrictions

In addition to the CIBCA and the BHCA, New York State Banking Law generally requires prior approval of the New York State Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York.

Federal Securities Law

The Company’s common stock, and certain other securities listed on the cover page of this report, are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

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

Regulatory Restructuring Legislation

The Dodd-Frank Act contains comprehensive changes to the regulation of banks and bank holding companies. Many of those changes may have implications for the Community Bank, the Commercial Bank, and the Company. In addition to those previously mentioned, some of the relevant provisions of the Dodd-Frank Act include:

•

The creation of a new supervisory structure for oversight of the U.S. financial system, including the establishment of a new council of regulators, the Financial Stability Oversight Council, to monitor and address systemic risks to the financial system. Non-bank financial companies that are deemed to be significant to the stability of the U.S. financial system and all bank holding companies with $50 billion or more in total consolidated assets will be subject to heightened supervision and regulation. The FRB will implement prudential requirements and prompt corrective action procedures for such companies.

•

The establishment of an orderly liquidation process for systemically significant failed or failing financial companies, including bank holding companies. Implementation of that process generally requires a governmental determination that, among other things, the failure of the company involved would have significant adverse effects on the nation’s financial stability. The process generally involves the appointment of the FDIC as receiver for the company with the receivership proceeding along principles similar to those applicable to FDIC depository institutions receiverships and is in lieu of the federal bankruptcy process.

•	The adoption of new restrictions and requirements for residential mortgage loan originations

•	The authorization of the payment of interest on business demand accounts

•	The requirement that risk retention requirements be established for securitized loans

•

The requirement that the FRB set fees that may be charged for electronic debit transactions. Such fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

Many of the provisions of the Dodd-Frank Act are subject to delayed implementation dates and/or require the promulgation of implementing regulations. Therefore, the full impact of the legislation on the business and operations of the Company and the Banks will not be known for many years. However, the Dodd-Frank Act may have a material impact on operations through, among other things, increased compliance costs, heightened regulatory supervision, and higher interest expense.

Enterprise Risk Management

The Company identifies, measures, and attempts to mitigate risks that affect, or have the potential to affect, our business. Proper risk management does not achieve the elimination of all risk but, rather, keeps risks within acceptable levels, and ensures that efforts are made to prioritize identified risks. The Company uses the COSO Enterprise Risk Management - Integrated Framework to manage risk. The framework applies at all levels, from the development of the Enterprise Risk Management (“ERM”) Program to the tactical operations of the front-line business team. The framework has eight key elements:

1.	Internal Environment – The internal environment sets the basis for how risk and control are viewed and addressed by the Company. Our employees, their individual attributes, including integrity, ethical values, and competence, along with the environment in which they operate, are all critical to setting a proper internal environment.

2.	Objective Setting – Management sets the Company’s key objectives before proceeding to the challenge of identifying the potential events, risks, and other factors that could affect the achievement of those objectives. The ERM Program ensures that management has in place a process to set objectives and that such objectives support and align with the Company’s mission.

3.	Risk Identification – The ERM Program focuses on recognizing and identifying existing risks to the core objectives of the Company, as well as risks that may arise from time to time from new business initiatives or from changes to the Company’s size, businesses, structure, personnel, or strategic interests.

4.	Risk Measurement – Accurate and timely measurement of risks is a critical component of effective risk management. The sophistication of the risk measurement tools the Company uses reflects the complexity and levels of risk it has assumed. The Company periodically verifies the integrity of the measurement tools it uses. Risk measurement takes into account inherent risks (risks before controls are applied), residual risks (the level of risks remaining after controls are applied), and mitigating factors (e.g., insurance).

5.	Risk Control – The Company establishes and communicates limits through policies, standards, and/or procedures that define responsibility and authority. These control limits are meaningful management tools that can be adjusted if conditions or risk tolerances change. The Company has a process to authorize exceptions or changes to risk limits when they are warranted.

6.	Risk Monitoring – The Company monitors risk levels to ensure timely review of risk positions and exceptions. Monitoring reports compare actual performance metrics against benchmarks, and where applicable, against Board-established limits. Reports are produced with such frequency as management deems to be appropriate and a major effort is made to ensure that these reports are timely, accurate, and informative. These reports are distributed to appropriate individuals to ensure action, when needed.

7.	Risk Response – Management addresses cases where actual risk levels are approaching or exceeding established limits, and considers alternative risk response options (taking into account appropriate cost/benefit analyses) in order to reduce residual risk to desired risk tolerances.

8.	Information and Communication – Relevant information is communicated in a form and time frame that enable our employees to carry out their responsibilities. Effective communication occurs in a broader sense, flowing down, across, and up the Company, including Executive Management and, if appropriate, the applicable Board of Directors, and other relevant parties across the Company.

Risk Management Roles and Responsibilities

The proper management of risk must start at, and be driven by, the highest level within a company. The following groups play an integral role in the successful achievement of the Company’s ERM Program.

Board of Directors

The Company’s Board of Directors is responsible for oversight of the Company’s overall ERM function, including, but not limited to, the approval and oversight of the execution of the ERM Program; reviewing the

Company’s risk profile; and reviewing risk indicators against established risk limits, including those identified in the reports presented by the Director of ERM.

Senior Management

Senior Management is responsible for ensuring that a risk management process with adequate resources is effectively implemented; ensuring that the corporate structure supports risk management goals; and ensuring that a risk management process is integrated into the corporate culture.

Director of Enterprise Risk Management

The Director of ERM is responsible for establishing and implementing the Company’s overall ERM Policy; overseeing and implementing the ERM Program; reviewing each Business Process Owner’s self-risk assessment, and making recommendations regarding their risk scores; aggregating and categorizing risks; and reporting the Company’s risk profile and risk indicators to Senior Management and the Board of Directors.

Business Process Owners

Each Business Process Owner is responsible for ensuring that proper controls are in place to prudently mitigate risk; performing periodic self-assessments of risks and controls which are reviewed by the Director of ERM; identifying changes in rules, laws, and regulations that could impact the business unit; and maintaining communication with the applicable ERM Committee and Director of ERM on emerging risk.

Internal Audit

Internal Audit is responsible for validating controls identified by Business Process Owners when performing internal audits and communicating its audit findings to the Director of ERM, who revisits the self-assessment performed by each Business Process Owner.

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

Since the second half of 2007, we have been operating in a challenging and uncertain economic environment, both nationally and in the various local markets we serve. Financial institutions continue to be affected by economic weakness, high unemployment, and soft real estate values, and although we take various steps to reduce our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio; retaining portfolios of multi-family, CRE, ADC, and C&I loans; our having acquired portfolios of one-to-four family and other loans in the AmTrust and Desert Hills acquisitions; and our originating one-to-four family loans for sale.

Continued declines in the value of our investment securities could result in our recording losses on the other-than-temporary impairment of securities, which would reduce our earnings and, therefore, our capital. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including high unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us, and the financial services industry, to increased regulatory scrutiny. In addition, further deterioration in economic conditions in the markets we serve could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate an increase in our provisions for loan losses, which, in turn, would reduce our earnings and capital. Additionally, continued economic weakness could reduce the demand for our products and services, which would adversely impact our liquidity and the level of revenues we generate.

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

Our use of derivative financial instruments to mitigate our interest rate exposure may not be effective and expose us to counterparty risks.

Our mortgage banking operation is actively engaged in the origination of one-to-four family loans for sale. In accordance with our operating policies, we may use various types of derivative financial instruments, including forward rate agreements, options, and other derivative transactions, to mitigate or reduce our exposure to losses from adverse changes in interest rates in connection with this business. These activities will vary in scope based on the types of assets held, the level and volatility of interest rates, and other changing market conditions. No strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any strategy would have the desired impact on our results of operations or financial condition. These derivatives, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our capital and the cash available to us for distribution to our shareholders. Our derivative financial instruments also expose us to counterparty risk, which is the risk that other parties to the instruments will not fulfill their contractual obligations.

We are subject to credit risk.

Risks stemming from our lending activities:

The loans we originate for portfolio are primarily multi-family loans and, to a lesser extent, CRE loans, as well as ADC and C&I loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than one-to-four family mortgage loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

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

Although our losses have been comparatively limited, despite the economic weakness in our markets, we cannot guarantee that this record will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a further decline in real estate values and/or a further increase in unemployment, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our further increasing our provision for loan losses. Either of these events would have an adverse impact on our results of operations.

Risks stemming from the loans we acquired in our FDIC-assisted transactions, all of which may not be supported by our loss sharing agreements with the FDIC:

The credit risk associated with the loans and OREO we acquired in the AmTrust and Desert Hills acquisitions were largely mitigated by our loss sharing agreements with the FDIC, yet these assets are not without risk. Although these acquired assets were initially accounted for at fair value, there is no assurance that they will not become impaired, which may result in their being charged off. Fluctuations in national, regional, and local economic conditions may increase the level of charge-offs on the loans we acquired in these transactions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Furthermore, although the loss sharing agreements provide that the FDIC will bear a significant portion of any losses related to the acquired loan portfolios, we are not protected from all losses resulting from charge-offs with respect to the acquired loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-offs we experience after the terms of the loss sharing agreements have ended may not be fully recoverable from the FDIC, which would negatively impact our net income.

In addition, the FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not managed in accordance with their terms.

Risks stemming from the loans we originate in the New York metropolitan region:

Our business depends significantly on general economic conditions in the New York metropolitan region, where the majority of the buildings and properties securing the loans we originate for investment, and the businesses of the customers to whom we make C&I loans, are located. Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our lending historically has been concentrated in New York City and the surrounding markets of Nassau, Suffolk, and Westchester counties in New York, and Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union counties in New Jersey.

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

We are subject to certain risks in connection with the level of our allowance for losses on non-covered loans held for investment

A variety of factors could cause our borrowers to default on their loan payments and the collateral securing such loans to be insufficient to repay any remaining indebtedness. In such an event, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

In the process of originating a loan for investment, we make various assumptions and judgments about the ability of the borrower to repay it, based on the cash flows produced by the building, property, or business; the value of the real estate or other assets serving as collateral; and the creditworthiness of the borrower, among other factors.

We also establish an allowance for loan losses through an assessment of probable losses in each of our held-for-investment loan portfolios. Several factors are considered in this process, including the level of defaulted loans at the close of each quarter; recent trends in loan performance; historical levels of loan losses; the factors underlying such loan losses and loan defaults; projected default rates and loss severities; internal risk ratings; loan size; economic, industry, and environmental factors; and impairment losses on individual loans. If our assumptions and judgments regarding such matters prove to be incorrect, our allowance for losses on such loans might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

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

Reflecting the continued weakness of the economy and the level of non-performing non-covered loans and net charge-offs, we increased our allowance for such losses over the course of 2010. For more information regarding our allowance for loan losses in recent periods, please see “Allowance for Loan Losses” in the discussion of “Critical Accounting Policies” and the discussion of “Asset Quality” that appear later in this report.

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

In addition, our mortgage banking subsidiary aggregates one-to-four family loans for sale to GSEs, and competes nationally with other major banks and mortgage brokers for this business.

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

We are subject to regulation, supervision, and examination by the New York State Banking Department, which is the chartering authority for both the Community Bank and the Commercial Bank; by the FDIC, as the insurer of the Banks’ deposits; and by the Federal Reserve Bank of New York in accordance with objectives and standards of the U.S. Federal Reserve System.

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and is intended primarily for the protection of the DIF, the banking system in general, and customers, and not for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Any failure to comply with, or any change in, such regulation and supervision, or change in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, or decisions, could have a material impact on the Company, our subsidiary banks and other affiliates, and our operations.

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

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the higher levels imposed in 2010. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may materially adversely affect our results of operations.

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

We are subject to risks stemming from legislation and regulation:

Recent legislation and regulation directed at the financial services industry may adversely affect our business and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will significantly change the regulation of the financial services industry by, among other things, creating new standards relating to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting, and consumer financial protection. Among other things, the Dodd-Frank Act has provided for the creation of a Consumer Financial Protection Agency, which will have broad authority to regulate financial service providers and financial products. This agency is expected to begin exercising its authority over numerous financial services matters on July 21, 2011 and, together with the broader regulatory regime established under the Dodd-Frank Act, will directly affect our business in that new and additional regulatory oversight and standards will apply to us. Extensive regulatory guidance is needed to implement and clarify many of the provisions of the Dodd-Frank Act and, while certain U.S. agencies have begun to initiate the required administrative processes, it is still too early in those processes to assess fully at this time the impact of this legislation on our business and the rest of the mortgage industry or the broader financial services industry.

Additional legislative and regulatory proposals may adversely affect our business and results of operations.

In addition to the numerous regulatory actions expected as part of the implementation of the Dodd-Frank Act, additional legislative and regulatory proposals are being considered by the U.S. Congress and various federal regulators that also may significantly impact the financial services industry and our business. For example, the Federal Reserve Bank has proposed guidance on incentive compensation at the banking organizations it regulates, and the U.S. Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banks. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments to address the continuing economic weakness, could have an adverse impact on our results of operations, our ability to fill positions with the most qualified candidates available, and our ability to maintain our dividend.

Also, the Obama Administration has announced plans to dramatically transform the role of government in the U.S. housing market, including by winding down Fannie Mae and Freddie Mac, and by reducing other government support to such markets. Congressional leaders have voiced similar plans for future legislation. It is too early to determine the nature and scope of any legislation that may develop along these lines, or what roles Fannie Mae and Freddie Mac or the private sector will play in future housing markets; however, it is possible that legislation will be proposed over the near term that will result in the nature of GSE guarantees being considerably limited relative to historical measurements, which could have broad adverse implications for the market and significant implications for our own business.

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

Mergers and acquisitions have contributed significantly to our growth in the past, and continue to be a key component of our business model. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future, either through negotiated transactions or FDIC-assisted acquisitions. However, our ability to engage in future mergers and acquisitions depends on our ability to identify suitable merger partners and acquisition opportunities, our ability to finance and complete such transactions on acceptable terms and at acceptable prices, our ability to bid competitively for FDIC-assisted transactions, and our ability to receive the necessary regulatory and, where required, shareholder approvals.

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

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of any acquisitions we undertake and could adversely affect our earnings and financial condition, perhaps materially.

Furthermore, the acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced when acquiring existing financial institutions, even though the FDIC might provide assistance to mitigate certain risks, e.g., by entering into loss sharing arrangements. However, because such acquisitions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected.

We are subject to risks related to our common stock:

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

Furthermore, the market price of our common stock may be subject to significant market fluctuations. The weakness of the economy has continued to have an adverse impact on real estate values; in addition, foreclosure filings and unemployment remain unusually high. These factors have negatively affected the credit performance of mortgage and other loans, and resulted in significant write-downs of asset values by financial institutions. The resulting economic pressure on property owners and other borrowers, and the lack of confidence in the financial markets in general, has adversely affected, and may continue to adversely affect, our business and results of operations.

Although the U.S. and other governments continue to take action to restore confidence in the financial markets and to promote job creation and economic growth, continued or further market and economic turmoil could occur in the near or long term, which could negatively affect our business, financial condition and results of operations, and volatility in the price and trading volume of our common stock.

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

In addition to owning certain branches and other bank business facilities, we also lease a majority of our branch offices and facilities under various lease and license agreements that expire at various times. (Please see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies: Lease and License Commitments” in Item 8, “Financial Statements and Supplementary Data”). We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are defendants in or parties to a number of legal proceedings. We believe we have meritorious defenses with respect to these cases and intend to defend them vigorously.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange (the “NYSE”) under the symbol “NYB.”

At December 31, 2010, the number of outstanding shares was 435,646,845 and the number of registered owners was approximately 13,700. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2010 and 2009:

	Dividends
	Declared per	Market Price
	Common Share	High	Low	Close
2010
1st Quarter	$0.25	$17.44	$14.24	$16.54
2nd Quarter	0.25	18.19	14.40	15.27
3rd Quarter	0.25	17.81	14.93	16.25
4th Quarter	0.25	19.32	16.09	18.85

2009
1st Quarter	$0.25	$14.10	$7.69	$11.17
2nd Quarter	0.25	12.55	9.90	10.69
3rd Quarter	0.25	11.89	9.98	11.42
4th Quarter	0.25	14.81	10.35	14.51

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On July 6, 2010, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph provides a comparison of total shareholder returns on the Company’s common stock since December 31, 2005 with the cumulative total returns of a broad market index and a peer group index. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE. The peer group index chosen was the SNL Bank and Thrift Index, which currently is comprised of 502 bank and thrift institutions, including the Company. The data for the indices included in the graph were provided by SNL Financial.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL Bank and Thrift Index

ASSUMES $100 INVESTED ON DEC. 31, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2010

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

New York Community Bancorp, Inc.	$100.00	$103.53	$119.86	$86.63	$114.80	$158.39

S&P Mid-Cap 400 Index	$100.00	$110.32	$119.12	$75.97	$104.36	$132.18

SNL Bank and Thrift Index	$100.00	$116.85	$89.10	$51.24	$50.55	$56.44

Share Repurchase Program

From time to time, we repurchase shares of our common stock on the open market or through privately negotiated transactions, and hold such shares in our Treasury account. Repurchased shares may be utilized for various corporate purposes, including, but not limited to, merger transactions and the exercise of stock options.

During the three months ended December 31, 2010, we allocated $1.2 million toward share repurchases, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: October 1, 2010 through October 31, 2010	170	$16.40	170	1,053,885
Month #2: November 1, 2010 through November 30, 2010	1,815	17.13	1,815	1,052,070
Month #3: December 1, 2010 through December 31, 2010	64,465	17.86	64,465	987,605

Total	66,450	$17.83	66,450

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to five million shares. Of this amount, 987,605 shares were still available for repurchase at December 31, 2010. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2010(1)	2009(2)	2008	2007(3)	2006(4)
EARNINGS SUMMARY:
Net interest income (5)	$1,179,963	$905,325	$675,495	$616,530	$561,566
Provision for loan losses	102,903	63,000	7,700	—	—
Non-interest income	337,923	157,639	15,529	111,092	88,990
Non-interest expense:
Operating expenses	546,246	384,003	320,818	299,575	256,362
Debt repositioning charges	—	—	285,369	3,190	26,477
Termination of interest rate swaps	—	—	—	—	1,132
Amortization of core deposit intangibles	31,266	22,812	23,343	22,758	17,871
Income tax expense (benefit)	296,454	194,503	(24,090)	123,017	116,129
Net income	541,017	398,646	77,884	279,082	232,585
Basic earnings per share	$1.24	$1.13	$0.23	$0.90	$0.82
Diluted earnings per share	1.24	1.13	0.23	0.90	0.81
Dividends paid per common share	1.00	1.00	1.00	1.00	1.00
SELECTED RATIOS:
Return on average assets	1.29%	1.20%	0.25%	0.94%	0.83%
Return on average stockholders’ equity	10.03	9.29	1.86	7.13	6.57
Operating expenses to average assets	1.31	1.15	1.03	1.01	0.91
Average stockholders’ equity to average assets	12.89	12.89	13.41	13.21	12.60
Efficiency ratio (5)	35.99	36.13	46.43	41.17	39.41
Interest rate spread (5)	3.45	2.98	2.25	2.11	2.02
Net interest margin (5)	3.45	3.12	2.48	2.38	2.27
Dividend payout ratio	80.65	88.50	434.78	111.11	123.46
BALANCE SHEET SUMMARY:
Total assets	$41,190,689	$42,153,869	$32,466,906	$30,579,822	$28,482,370
Loans, net of allowance for loan losses	29,041,595	28,265,208	22,097,844	20,270,454	19,567,502
Allowance for losses on non-covered loans	158,942	127,491	94,368	92,794	85,389
Securities available for sale	652,956	1,518,646	1,010,502	1,381,256	1,940,787
Securities held to maturity	4,135,935	4,223,597	4,890,991	4,362,645	2,985,197
Deposits	21,809,051	22,316,411	14,375,648	13,235,801	12,693,740
Borrowed funds	13,536,116	14,164,686	13,496,710	12,915,672	11,880,008
Stockholders’ equity	5,526,220	5,366,902	4,219,246	4,182,313	3,689,837
Common shares outstanding	435,646,845	433,197,332	344,985,111	323,812,639	295,350,936
Book value per share (6)	$12.69	$12.40	$12.25	$12.95	$12.56
Stockholders’ equity to total assets	13.42%	12.73%	13.00%	13.68%	12.95%
ASSET QUALITY RATIOS: (7)
Non-performing loans to total loans	2.63%	2.47%	0.51%	0.11%	0.11%
Non-performing assets to total assets	1.58	1.41	0.35	0.07	0.08
Allowance for loan losses to non-performing loans	25.45	22.05	83.00	418.14	402.72
Allowance for loan losses to total loans	0.67	0.55	0.43	0.46	0.43
Net charge-offs to average loans	0.21	0.13	0.03	0.00	0.00

(1)	The Company acquired certain assets and assumed certain liabilities of Desert Hills Bank on March 26, 2010. Accordingly, the Company’s 2010 earnings reflect combined operations from that date.
(2)	The Company acquired certain assets and assumed certain liabilities of AmTrust Bank on December 4, 2009. Accordingly, the Company’s 2009 earnings reflect combined operations from that date.
(3)	The Company completed three business combinations in 2007: the acquisition of PennFed Financial Services, Inc. on April 2, 2007; the acquisition of Doral Bank, FSB’s branch network in New York City and certain assets and liabilities on July 26, 2007; and the acquisition of Synergy Financial Group, Inc. on October 1, 2007. Accordingly, the Company’s 2007 earnings reflect nine months, five months, and three months of combined operations with the respective institutions.
(4)	The Company acquired Atlantic Bank of New York on April 28, 2006. Accordingly, the Company’s 2006 earnings reflect eight months of combined operations with Atlantic Bank.
(5)	The 2008 amount/measure reflects the impact of a $39.6 million debt repositioning charge that was recorded in interest expense.
(6)	Excludes unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding. Please see “book value per share” in the Glossary earlier in this report.
(7)	Excludes covered loans and covered OREO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

In 2010, a confluence of factors, both strategic and external, resulted in our delivering a strong financial performance, highlighted by significant revenue growth, greater efficiency, substantially higher loan production, above-average asset quality, and increased capital strength.

Among the factors contributing to our 2010 financial results were:

•

The full-year benefit of our FDIC-assisted acquisition of certain assets and assumption of certain liabilities of AmTrust Bank (“AmTrust”) on December 4, 2009, which added 64 branches in Ohio, Florida, and Arizona to our current Community Bank franchise;

•

The full-year operation of our mortgage banking platform in Cleveland, which ranks among the top 20 wholesale aggregators of one-to-four family loans for sale in the United States, and generates mortgage income through both originations and servicing;

•

The nine-month benefit of our FDIC-assisted acquisition of certain assets and assumption of certain liabilities of Desert Hills Bank (“Desert Hills”) on March 26, 2010, which added six branches to our Community Bank franchise in Arizona at the time of acquisition (three after consolidation), expanding our locations in that state to 14;

•

Reductions in the balance of certificates of deposit (“CDs”) and the balance of wholesale borrowings through the deployment of cash received in the AmTrust acquisition, and from the sale of securities and loans;

•	A significant increase in loans produced for investment, reflecting an increase in property transactions and refinancing activity;

•	A significant decline in losses on the other-than-temporary impairment (“OTTI”) of securities, which had a meaningful adverse impact on our earnings in 2009; and

•

The maintenance of the target federal funds rate at an historically low range of zero to 25 basis points, which enabled us to further reduce our retail funding costs, grow our net interest income, and expand our net interest margin.

While the preceding factors contributed to our 2010 financial performance, the following factors tempered the growth of our earnings during the year:

•	A mid-year increase in FDIC insurance premiums to replenish the Deposit Insurance Fund, which increased our general and administrative expense;

•	Continued economic weakness, as indicated by the still-high rate of unemployment, declining real estate values, and an increase in foreclosure filings and bankruptcies:

-	The national unemployment rate declined from 9.9% in December 2009 to 9.4% at the end of this December, a measure last seen in May 2009, and prior to that, in July 1983. Closer to home, the unemployment rate improved to 8.6% from 10.4% in New York City, and to 8.7% from 9.7% in New Jersey, while holding firm at 7.0% on Long Island. While the unemployment rate improved to 9.3% from 10.7% in Ohio, it held steady at 11.6% in Florida and increased from 8.8% to 9.1% in Arizona over the course of the year.

-	Real estate values fell 4.1% year-over-year on a nationwide level, and also declined in the markets where most of the properties collateralizing our loans are based. Specifically, real estate values fell 2.3% in the New York Metropolitan region; 4.0% in greater Cleveland; 3.7% in greater Miami; and 8.3% in greater Phoenix.

-	On a more encouraging note, the office vacancy rate in Manhattan improved to 11.9% in December 2010 from 13.1% in December 2009.

-	Although the number of foreclosure filings rose 1.7% in 2010, to 2,871,891, that increase was far more modest than the 23.2% increase reported for 2009. However, during this time, the number of bankruptcies rose 8.1% to 1.6 million, as a 7.5% reduction in the number of business bankruptcy filings was exceeded by a 9.0% increase in bankruptcy filings by individuals.

•

Against this backdrop, we experienced an increase in net charge-offs and non-performing assets, which led us to increase our provision for losses on non-covered loans in 2010. In addition, the increase in non-performing assets led to an increase in legal and other expenses in connection with the management and operation of other real estate owned (“OREO”).

Reflecting all of these factors, we reported 2010 earnings of $541.0 million, representing a $142.4 million, or 35.7%, increase from the year-earlier level and an $0.11, or 9.7%, increase in diluted earnings per share to $1.24. Total revenues (the sum of net interest income and non-interest income) rose $454.9 million, or 42.8%, year-over-year, to $1.5 billion, far exceeding the impact of a $162.2 million increase in operating expenses to $546.2 million. As a result, our efficiency ratio improved to 35.99% from 36.13% in 2009.

Net interest income accounted for $274.6 million of the year-over-year increase in total revenues, having risen 30.3%, to $1.2 billion, while non-interest income rose $180.3 million to $337.9 million from the year-earlier amount. The same factors that contributed to the growth of our net interest income contributed to the expansion of our net interest margin, which rose 33 basis points to 3.45% in 2010.

Loans originated for investment rose $937.1 million, or 27.6%, year-over-year, to $4.3 billion, including a $609.9 million, or 31.6%, increase in multi-family loans to $2.5 billion and a $273.2 million, or 40.5%, increase in commercial real estate loans to $947.0 million. Multi-family loans represented $16.8 billion, or 70.9%, of total non-covered loans held for investment at the end of this December, with commercial real estate loans representing $5.4 billion, or 22.9%, the next largest amount.

Although non-performing non-covered assets rose to $652.5 million at December 31, 2010, representing 1.58% of total non-covered assets, this balance was substantially lower than the balances we recorded at March 31, June 30, and September 30, 2010. In the twelve months ended December 31, 2010, net charge-offs rose to $59.5 million, representing 0.21% of average loans. During this time, we increased our provision for losses on non-covered loans to $91.0 million, representing a year-over-year increase of $28.0 million.

The growth of our earnings in 2010 contributed to an increase in our capital measures, as stockholders’ equity rose $159.3 million to $5.5 billion, and tangible stockholders’ equity rose $187.6 million to $3.0 billion, after dividends totaling $434.4 million were distributed to our shareholders over the course of the year. At December 31, 2010, tangible stockholders’ equity represented 7.79% of tangible assets, signifying a year-over-year improvement of 66 basis points. (Please see the discussion and reconciliations of our stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear later in this report.)

Recent Events

Dividend Declaration

On January 25, 2011, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on February 16, 2011 to shareholders of record at the close of business on February 7, 2011.

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

We have identified the following to be critical accounting policies: the determination of the allowance for loan losses on non-covered loans held for investment; the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the valuation allowance for deferred tax assets.

The judgments used by management in applying these critical accounting policies may be influenced by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. In addition, the current economic environment has increased the degree of uncertainty inherent in our judgments, estimates, and assumptions.

Allowance for Loan Losses

For the purposes of this discussion, “allowance for loan losses” refers to the allowance for losses on non-covered loans held for investment and “loans” refers to non-covered loans held for investment.

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

Specific valuation allowances are established based on our analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to loans individually evaluated for impairment in our portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective rather than an individual basis. We generally measure impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs to sell, or the present value of the expected cash flows, is less than the recorded investment in the loan.

We also follow a process to assign general valuation allowances to loan categories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. Our loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories we maintain. Our historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to, the following:

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

In recognition of recent macroeconomic and real estate market conditions, the time periods considered for historical loss experience continue to be the last three years and the current period. We also evaluate the sufficiency of the overall allocations used for the loan loss allowance by considering the loss experience in the current calendar year.

The process of establishing the loan loss allowances also involves:

•	Periodic inspections of the loan collateral by qualified in-house property appraisers/inspectors, as applicable;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

•

Assessment by the pertinent members of the Boards of Directors of the aforementioned factors when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

•	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors (the “Mortgage Committee”) or the Credit Committee of the Board of Directors of the Commercial Bank (the “Credit Committee”), as applicable.

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

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of other than temporary impairment recorded in “accumulated other comprehensive loss, net of tax (“AOCL”).

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will increase. We regularly conduct a review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than the OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in non-interest income. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

Prior to April 1, 2009, when the decline in fair value below an investment’s carrying amount was deemed to be other than temporary, the investment was written down to fair value and the amount of the write-down was charged to earnings. A decline in fair value of an investment was deemed to be other than temporary if we did not have the intent and ability to hold the investment to its anticipated recovery. Effective April 1, 2009, with the adoption of revised OTTI accounting guidance, unless we have the intent to sell, or it is more likely than not that we may be required to sell a security before recovery, OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. If there is a decline in fair value of a security below its carrying amount and we have the intent to sell it, or it is more likely than not that we may be required to sell the security before recovery, the entire amount of the decline in fair value is charged to earnings.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. As each of the Company’s operating segments is comprised of only one component, goodwill is tested for impairment at the segment level. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting segment for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting segment, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting segment was being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting segment, there is no impairment. If the carrying amount of goodwill assigned to a reporting segment exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting segment, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting segments: Banking Operations and Residential Mortgage Banking. As of December 31, 2010, all of our recorded goodwill had resulted from prior acquisitions and, accordingly, was attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as it was acquired in our FDIC-assisted AmTrust acquisition, which resulted in a bargain purchase gain. In order to perform our annual goodwill impairment test, we determined the carrying value of the Banking Operations segment as the carrying value of the Company and compared it to the fair value of the Banking Operations segment as the fair value of the Company. Please see Note 19, “Segment Reporting,” in Item 8, “Financial Statements and Supplementary Data,” for a detailed discussion of the Residential Mortgage Banking segment.

We performed our annual goodwill impairment test as of December 31, 2010 and found no indication of goodwill impairment at that date.

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

In July 2009, new tax laws were enacted that were effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a real estate investment trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. As a result of certain earlier business combinations, we currently have six REIT subsidiaries. The law provided for 25% of such income to be excluded from tax in 2009 and 2010. Starting in 2011, the new tax law will be fully phased in, meaning that 100% of the income earned by a subsidiary taxed as a REIT will be taxed.

In August 2010, new tax laws were enacted by the State and City of New York that repealed the preferential deduction for bad debts that had been permitted in the determination of our New York State and City income tax liabilities. The laws apply retroactively to the determination of tax liability for calendar year 2010 as well as to subsequent years.

FINANCIAL CONDITION

Balance Sheet Summary

At December 31, 2010, our assets totaled $41.2 billion, as compared to $42.2 billion at December 31, 2009. Although loans, net, rose $776.4 million year-over-year, to $29.0 billion, the increase was exceeded by a $953.4 million reduction in the balance of securities to $4.8 billion, and by the deployment of cash towards the repayment of wholesale borrowings.

Wholesale borrowings fell $580.1 million year-over-year, to $12.5 billion, contributing to a $1.1 billion reduction in total liabilities to $35.7 billion. The remainder of the reduction in total liabilities was largely due to a $507.4 million decline in total deposits to $21.8 billion, as a $711.4 million increase in core deposits was exceeded by a $1.2 billion decline in CDs. Core deposits consist of NOW and money market accounts, savings accounts, and non-interest-bearing deposits, i.e., all deposits other than CDs.

Stockholders’ equity rose $159.3 million year-over-year, to $5.5 billion, representing 13.42% of total assets and a book value per share of $12.69. The December 31, 2010 ratio was 69 basis points higher than the year-earlier measure, while book value per share rose $0.29 year-over-year.

Tangible stockholders’ equity rose $187.6 million year-over-year, to $3.0 billion, representing 7.79% of tangible assets and a tangible book value per share of $6.91 at December 31, 2010. This ratio of tangible stockholders’ equity to tangible assets was 66 basis points higher than the year-earlier measure, while tangible book value per share rose $0.38 over the course of the year. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear later in this report.)

Loans

Loans are our principal asset, and represented $29.2 billion, or 70.9%, of total assets at the end of this December, as compared to $28.4 billion, or 67.4%, of total assets at December 31, 2009. Included in the balance at December 31, 2010 were covered loans, non-covered loans held for sale, and non-covered loans held for investment, with the latter representing the largest share.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills acquisitions, and totaled $4.3 billion at December 31, 2010. Covered loans are referred to as such because they are subject to, or “covered by,” our respective loss sharing agreements with the FDIC.

One-to-four family loans represented $3.9 billion of total covered loans at the end of this December, with all other types of covered loans representing $423.4 million, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of commercial real estate loans; acquisition, development, and construction loans; multi-family loans; commercial and industrial loans; home equity lines of credit; and consumer loans.

The AmTrust loss sharing agreements require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold with respect to the covered loans. The Desert Hills loss sharing agreements require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold with respect to the covered loans and OREO we acquired.

Please see Note 3, “Business Combinations,” in Item 8, “Financial Statements and Supplementary Data” for a more detailed discussion of the FDIC loss sharing agreements to which all the covered loans and covered OREO in our portfolio are subject.

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $23.7 billion at the end of this December, representing a year-over-year increase of $334.2 million and 81.2% of the total loan portfolio. In addition to multi-family loans and commercial real estate (“CRE”) loans, the held-for-investment portfolio includes substantially smaller balances of acquisition, development, and construction (“ADC”) loans; one-to-four family loans; and other loans. Commercial and industrial (“C&I”) loans comprise the bulk of our “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, were acquired in our business combinations prior to 2009.

In the twelve months ended December 31, 2010, we originated loans for investment of $4.3 billion, representing a $937.1 million, or 27.6%, increase from the year-earlier amount. As market conditions began to improve, property transactions and refinancing activity also increased in Metro New York, where the vast majority of properties securing our held-for-investment loans are located. Despite the significant increase in loan originations for investment, portfolio growth was limited by an increase in repayments over the course of the year.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in the Metro New York region constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $2.5 billion, or 58.6%, of the loans we produced for investment in 2010, a $609.9 million, or 31.6%, increase from the volume produced in the prior year. Notwithstanding the substantial increase in originations, the balance of multi-family loans rose a modest $70.2 million year-over-year to $16.8 billion, representing 70.9% of total non-covered loans held for investment at December 31, 2010. The average multi-family loan at that date had a principal balance of $4.0 million and the portfolio had an average loan-to-value (“LTV”) ratio of 59.8%, based on appraisals that primarily were received at the time of origination.

Our multi-family loans are typically made to long-term owners of buildings with apartments that are subject to certain rent-control and rent-stabilization laws. Our borrowers typically use the funds we provide to make improvements to certain apartments, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates more cash flows to borrow against in future years. We also make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

In addition to underwriting multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the buildings’ current rent rolls, their financial statements, and related documents.

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank (“FHLB”) of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

Prior to January 2009, the optional fixed rate was tied to the five-year Constant Maturity Treasury rate (the “five-year CMT”). The decision to tie the fixed rate in years six through ten to the five-year fixed advance rate of the FHLB-NY rather than the five-year CMT was made in late 2008 by the Mortgage Committee as a result of changes in the interest rate environment at that time. In effect, the rate on existing loans tied to the five-year CMT were adjusting to a coupon rate that was below the then-offered market rate for new originations. Although movements in the five-year fixed advance rate of the FHLB-NY Index are positively correlated with movements in the previously used index, the five-year FHLB-NY Index is generally priced at a premium relative to the five-year CMT. By changing the index, we limited the risk of a fixed-rate repricing in year six that would result in our loans having a rate of interest that was lower than our current offered rate. The impact of this change on the interest income generated by our loan portfolio has been immaterial.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. While this cycle has repeated itself over the course of many decades, regardless of market interest rates and conditions, refinancing activity had been constrained by the uncertainty in the real estate market that began in mid-2007 and continued through the better part of 2010. The expected weighted average life of the multi-family loan portfolio was 4.1 years at the end of this December, as compared to 4.2 years at December 31, 2009.

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

At December 31, 2010, virtually all of our multi-family loans were secured by rental apartment buildings. In addition, 76.0% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings that are outside New York City, the State of New York was home to 6.4% of our multi-family credits, with New Jersey and Pennsylvania accounting for 8.3% and 3.4%, respectively. The remaining 5.9% of multi-family loans were secured by buildings outside our primary market.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans in our specific niche. Notwithstanding an increase in non-performing multi-family loans in the current credit cycle, charge-offs of multi-family loans have been limited. We attribute the difference between the amount of non-performing loans we record and the actual losses we take on such loans to our underwriting standards and the generally conservative LTV ratios on the multi-family loans we produce.

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio, which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum debt service coverage ratio of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

Accordingly, while our multi-family lending niche has not been immune to the downturn of the credit cycle, we continue to believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, we believe that they are reasonably likely to retain their tenants in adverse economic times. In addition, we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties, and exclude any J-51 tax benefits (partial property tax exemptions and abatement benefits offered through the NYC Department of Housing Preservation and Development and the Department of Finance) received by the property owners; accordingly, our business model is based on conservative cash flows.

Commercial Real Estate Loans

In 2010, CRE loans represented $947.0 million, or 21.9%, of loans originated for investment, as compared to $673.8 million, or 19.9%, in 2009. While the growth of the portfolio was somewhat tempered by the level of repayments, CRE loans rose $451.0 million from the year-earlier balance to $5.4 billion, representing 22.9% of the total held-for-investment portfolio. At December 31, 2010, the average CRE loan had a principal balance of $3.1 million, and the portfolio had an average LTV ratio at origination of 53.8%.

At December 31, 2010, 63.6% of our CRE loans were secured by properties in New York City, primarily in Manhattan, with properties on Long Island and in New Jersey accounting for 16.5% and 10.0%, respectively. The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties.

The pricing of our CRE loans is structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term. Prior to January 2009, the optional fixed rate was tied to the five-year CMT, as previously discussed under “Multi-Family Loans.”

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average lives of the portfolio were 4.0 years and 3.9 years, respectively, at December 31, 2010 and 2009. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum debt service coverage ratio of 130% and a maximum LTV ratio of 65%. In addition, the origination of CRE loans typically requires a security interest in the furniture, fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases.

Acquisition, Development, and Construction Loans

ADC loans represented $569.5 million, or 2.4%, of total non-covered loans held for investment at the end of this December, representing a $96.9 million reduction from the balance at December 31, 2009. In the past few years, we have generally limited our ADC loan originations to advances that were committed prior to the onset of the credit crisis in mid-2007, and to loans with limited market risk and low LTV ratios that have been made to reputable borrowers with significant collateral. Accordingly, in 2010 and 2009, ADC loan originations totaled $127.2 million and $117.9 million, representing 2.9% and 3.5%, respectively, of total loans produced for our portfolio.

At December 31, 2010, 62.1% of the loans in our ADC portfolio were for land acquisition and development; the remaining 37.9% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

In addition, 66.9% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 21.0% of our ADC loans, with other parts of New York State and New Jersey accounting for 8.2%, combined. Reflecting the limited extent to which ADC loans have been originated beyond our immediate market, 3.9% of ADC loans are secured by properties beyond these two states.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment. As of December 31, 2010, we had not collected on any personal guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At December 31, 2010, 16.1% of the loans in our ADC loan portfolio were non-performing, a reflection of the downward credit cycle turn.

When applicable, as a condition to closing an ADC loan, it is our practice to require that residential properties be pre-sold or that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of our loan. In some cases, we ourselves may provide permanent financing. We typically require pre-leasing for ADC loans on commercial properties.

One-to-Four Family Loans

Prior to the acquisition of our mortgage banking operation in the AmTrust acquisition, it was our practice to originate one-to-four family loans on a pass-through basis and to sell the loans to a third-party conduit shortly after they closed. This practice enabled us to provide our customers with an extensive range of one-to-four family loan products while, at the same time, reducing our exposure to both interest and credit risk, and enhancing our revenue stream.

Reflecting this practice, as well as repayments of seasoned loans that were either produced before its adoption or acquired in our pre-AmTrust business combinations, non-covered one-to-four family loans held for investment declined $45.7 million year-over-year to $170.4 million, and represented less than 1.0% of total non-covered loans held for investment at December 31, 2010.

Although we continue to originate one-to-four family loans on a pass-through basis, we began, in late December, to originate such loans through several selected clients of our mortgage banking operation, rather than the single third-party conduit with which we previously worked. The agency-conforming one-to-four family loans produced for our customers are now aggregated with loans produced by our mortgage banking clients throughout the nation, and sold to government-sponsored enterprises (“GSEs”), servicing retained. For more detailed information about our production of one-to-four family loans for sale, please see “Non-Covered Loans Held for Sale” later in this section.

Other Loans

At December 31, 2010, other loans represented $727.2 million, or 3.06%, of total loans held for investment, and were down $44.4 million from the balance at December 31, 2009. C&I loans accounted for $641.7 million of the year-end 2010 total, signifying an $11.5 million reduction from the prior year-end amount. Of the $711.0 million of other loans originated for investment over the past four quarters, C&I loans represented $703.7 million, or 99.0%.

The vast majority of our C&I loans are made to small and mid-size businesses in New York City and Long Island, and are tailored to meet the specific needs of our borrowers. The loans we produce include term loans, demand loans, revolving lines of credit, letters of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of a C&I loan, several factors are considered, including its purpose, the collateral, and the anticipated sources of repayment. C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

The interest rates on C&I loans can be fixed or floating, with floating rate loans being tied to prime or some other market index, plus an applicable spread. In 2010, the vast majority of the C&I loans we produced were floating with a floor rate of interest. In 2011, the decision to require a floor rate of interest on C&I loans will likely depend on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

A benefit of C&I lending is the opportunity to establish full-scale banking relationships with our C&I customers. As a result, many of our borrowers provide us with deposits, and many take advantage of our fee-based cash management, investment, and trade finance services.

The remainder of the portfolio of other loans consists primarily of home equity loans and lines of credit, as well as a variety of consumer loans, most of which were originated by our pre-2009 merger partners prior to their joining the Company. We do not offer home equity loans or lines of credit at this time.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies and procedures approved by the Mortgage Committee, the Credit Committee, and the respective Boards of Directors.

In accordance with the Banks’ policies, all loans are presented to the Mortgage Committee or the Credit Committee, as applicable, for approval, and all loans of $10.0 million or more are reported to the respective Boards of Directors. In 2010, 66 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $1.6 billion at origination. In 2009, 52 such loans were originated by the Banks, with an aggregate loan balance at origination of $1.2 billion.

We also place a limit on the amount of loans that may be made to one borrower. At December 31, 2010, the largest concentration of loans to one borrower consisted of a $480.3 million multi-family loan provided by the Community Bank to Riverbay Corporation-Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. The loan was originated on September 30, 2004 at an interest rate of 5.20% which subsequently increased to 6.20% at October 1, 2009. As of December 31, 2010, the loan has been current since its origination.

Loan Origination Analysis

The following table summarizes our loan production for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010		2009
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations for Investment:
Multi-family	$2,537,145	16.70%	$1,927,240	45.02%
Commercial real estate	946,982	6.23	673,814	15.74
Acquisition, development, and construction	127,154	0.84	117,926	2.76
One-to-four family	6,711	0.04	340	0.01

Total mortgage loan originations for investment	3,617,992	23.81	2,719,320	63.53

Other Loan Originations for Investment:
Commercial and industrial	703,716	4.63	656,008	15.32
Other	7,271	0.05	16,563	0.39

Total other loan originations for investment	710,987	4.68	672,571	15.71

Total loan originations for investment	$4,328,979	28.49%	$3,391,891	79.24%
One-to-four family loan originations for sale	10,864,188	71.51	888,527	20.76

Total loan originations	$15,193,167	100.00%	$4,280,418	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2010:

	At December 31,
	2010			2009			2008		2007		2006
(dollars in thousands)	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Non-Covered Mortgage Loans:
Multi-family	$16,807,913	57.52%	67.44%	$16,737,721	58.94%	71.59%	$15,728,264	70.85%	$14,052,298	69.00%	$14,529,097	73.93%
Commercial real estate	5,439,611	18.62	21.83	4,988,649	17.57	21.34	4,553,550	20.51	3,828,334	18.80	3,114,440	15.85
Acquisition, development, and construction	569,537	1.95	2.29	666,440	2.35	2.85	778,364	3.51	1,138,851	5.59	1,102,732	5.61
One-to-four family	170,392	0.58	0.68	216,078	0.76	0.92	266,307	1.20	380,824	1.87	230,508	1.17

Total non-covered mortgage loans	22,987,453	78.67	92.24	22,608,888	79.62	96.70	21,326,485	96.07	19,400,307	95.26	18,976,777	96.56

Non-Covered Other Loans:
Commercial and industrial	641,663	2.20	2.58	653,159	2.30	2.79	713,099	3.21	705,810	3.47	643,116	3.27
Other loans	85,559	0.29	0.34	118,445	0.42	0.51	160,340	0.72	259,395	1.27	33,677	0.17

Total non-covered other loans	727,222	2.49	2.92	771,604	2.72	3.30	873,439	3.93	965,205	4.74	676,793	3.44

Loans held for sale	1,207,077	4.13	4.84	—	—	—	—	—	—	—	—	—

Total non-covered loans	$24,921,752	85.29	100.00%	$23,380,492	82.34	100.00%	$22,199,924	100.00	$20,365,512	100.00	$19,653,570	100.00

Covered loans	4,297,869	14.71		5,016,100	17.66		—	—	—	—	—	—

Total loans	$29,219,621	100.00%		$28,396,592	100.00%		$22,199,924	100.00%	$20,365,512	100.00%	$19,653,570	100.00%

Net deferred loan origination fees	(7,181)			(3,893)			(7,712)		(2,264)		(679)
Allowance for losses on non-covered loans	(158,942)			(127,491)			(94,368)		(92,794)		(85,389)
Allowance for losses on covered loans	(11,903)			—			—		—		—

Total loans, net	$29,041,595			$28,265,208			$22,097,844		$20,270,454		$19,567,502

Loan Maturity and Repricing Analysis: Non-Covered Loan Portfolio

The following table sets forth the maturity or period to repricing of our portfolio of non-covered loans held for investment at December 31, 2010. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

	Non-Covered Loans Held for Investment at December 31, 2010
(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to- Four Family	Other	Total Loans
Amount due:
Within one year	$2,253,958	$745,558	$527,217	$41,251	$533,196	$4,101,180
After one year:
One to five years	9,925,753	3,090,801	41,992	41,836	134,969	13,235,351
Over five years	4,628,202	1,603,252	328	87,305	59,057	6,378,144

Total due or repricing after one year	14,553,955	4,694,053	42,320	129,141	194,026	19,613,495

Total amounts due or repricing, gross	$16,807,913	$5,439,611	$569,537	$170,392	$727,222	$23,714,675

The following table sets forth, as of December 31, 2010, the dollar amount of all non-covered loans held for investment that are due after December 31, 2011, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2011
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$4,952,815	$9,601,140	$14,553,955
Commercial real estate	1,452,654	3,241,399	4,694,053
Acquisition, development, and construction	42,320	—	42,320
One-to-four family	116,754	12,387	129,141

Total mortgage loans	6,564,543	12,854,926	19,419,469
Other loans	184,061	9,965	194,026

Total loans	$6,748,604	$12,864,891	$19,613,495

Outstanding Loan Commitments

At December 31, 2010, we had outstanding loan commitments of $1.7 billion, including commitments to originate loans for investment of $984.2 million. Of the latter amount, multi-family and CRE loans represented $516.0 million; ADC loans represented $105.8 million; and other loans represented $362.5 million. Commitments to originate one-to-four family loans for sale totaled $716.2 million at December 31, 2010, as compared to $474.4 million at December 31, 2009.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $133.6 million at December 31, 2010. The commitments featured terms ranging from one to three years and were collateralized.

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

Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority are used to settle payments in international trade. Typically, such letters of credit require the presentation of documents that describe the commercial transaction, and provide evidence of shipment and the transfer of title.

The fees we collect in connection with the issuance of letters of credit are included in “fee income” in the Consolidated Statements of Income and Comprehensive Income.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at December 31, 2010:

	At December 31, 2010
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$5,510,671	32.79%	$2,203,439	40.51%	$201,649	35.40%
Brooklyn	2,998,046	17.84	407,136	7.49	81,711	14.35
Bronx	2,399,990	14.28	203,038	3.73	23,406	4.11
Queens	1,729,646	10.29	571,021	10.50	58,230	10.22
Staten Island	139,714	0.83	71,880	1.32	16,274	2.86

Total New York City	$12,778,067	76.03%	$3,456,514	63.55%	$381,270	66.94%

Long Island	598,193	3.56	898,609	16.52	119,421	20.97
Other New York State	469,395	2.79	122,426	2.25	7,458	1.31
New Jersey	1,399,080	8.32	543,557	9.99	39,365	6.91
Pennsylvania	573,836	3.41	261,134	4.80	—	—
All other states	989,342	5.89	157,371	2.89	22,023	3.87

Total	$16,807,913	100.00%	$5,439,611	100.00%	$569,537	100.00%

(1)	The vast majority of one-to-four family loans and other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Geographical Analysis of the Covered Loan Portfolio (1)

The following table presents a geographical analysis of our covered loan portfolio at December 31, 2010 (1):

(in thousands)
California	$743,231
Florida	698,674
Arizona	484,035
Ohio	259,993
Massachusetts	188,776
Michigan	184,513
Illinois	146,320
New York	120,002
Nevada	118,787
Texas	117,214
Maryland	97,368
Colorado	96,734
Washington	94,054
All other states	948,168

Total covered loans	$4,297,869

(1)	At December 31, 2010, $3.9 billion, or 90.1%, of the covered loan portfolio consisted of one-to-four family loans. The remaining $423.4 million, or 9.9%, of the covered loan portfolio consisted of multi-family, CRE, ADC, C&I, consumer loans, and home equity lines of credit.

Non-Covered Loans Held for Sale

Among the many benefits of our AmTrust acquisition was the addition of a mortgage banking operation that aggregates one-to-four family loans for sale to GSEs. More than 1,000 clients, including community banks, credit unions, mortgage companies, and mortgage brokers, utilize our proprietary web-accessible mortgage banking platform to originate one-to-four family loans in all 50 states. In 2010, all of the loans funded through this platform were agency-conforming and all were full-documentation, prime credit loans.

The volume of loans aggregated for sale by our mortgage banking operation totaled $10.8 billion in 2010. At December 31st, non-covered one-to-four family loans held for sale totaled $1.2 billion and represented 4.1% of the total loan portfolio.

We also originate and acquire new production one-to-four family loans from other banks, savings institutions, credit unions, and mortgage companies (collectively, our “clients”) throughout the country. Such loans are then packaged and sold to institutional investors as whole loans or in the form of mortgage-backed securities issued and guaranteed by GSES. To mitigate the risks inherent in the activities of originating, acquiring, and reselling residential mortgage loans, we utilize processes, proprietary technologies, and third-party software application tools that seek to ensure that the loans meet investors’ program eligibility, underwriting, and collateral requirements. In addition, compliance verification and fraud detection tools are utilized throughout the processing, underwriting, and loan closing stages to assist in the determination that the loans we originate and acquire are in compliance with applicable local, state, and federal laws and regulations. Controlling, auditing, and validating the data upon which the credit decision is made (and the loan documents created) substantially mitigates the risk of our originating or acquiring a loan that subsequently is deemed to be in breach of loan sale representations and warranties made by us to loan investors.

We require the use of our proprietary processes, origination systems, and technologies for all loans we originate. Collectively, these tools and processes are known internally as our proprietary “Gemstone” system. By mandating usage of Gemstone for all loan originations, we are able to tightly control key risk aspects across the spectrum of loan origination activities. Our clients access Gemstone via secure internet protocols, and initiate the process by submitting required loan application data and other required income, asset, debt, and credit documents to us electronically. Key data is then verified by a combination of trusted third-party validations and internal reviews conducted by our loan underwriters and quality control specialists. Once key data is independently verified, it is “locked down” within the Gemstone system to further ensure the integrity of the transaction.

In addition, all “trusted source” third-party vendors are directly connected to the Gemstone system via secure electronic data interfaces. Within the Gemstone system, these trusted sources provide key risk and control services throughout the origination process, including ordering and receipt of credit report information, independent collateral appraisals, and private mortgage insurances, automated underwriting and program eligibility determinations, flood insurance determination, fraud detection, local/state/federal regulatory compliance, predatory or “high cost” loan reviews, and legal document preparation services. Our employees augment the automated system controls by performing audits during the process, which include the final underwriting of the loan file (credit decision), and various other pre-funding and post-funding quality control reviews.

In connection with the activities of our mortgage banking operation, we enter into contingent commitments to fund residential mortgage loans by a specified future date at a stated interest rate and corresponding price. Such commitments, which are generally known as interest rate lock commitments (“IRLCs”), are considered to be financial derivatives and, as such, are carried at fair value.

To mitigate the interest rate risk associated with our IRLCs, we enter into forward commitments to sell mortgage loans or mortgage-backed securities (“MBS”) collateralized with mortgage loans by a specified future date and at a specified price. These forward sale agreements are also carried at fair value. Such forward commitments to sell generally obligate us to complete the transaction as agreed, and therefore pose a risk to us if we are not able to deliver the loans or MBS pursuant to the terms of the applicable forward-sale agreement. For example, if we are unable to meet our obligation, we may be required to pay a “make whole” fee to the counterparty.

When we retain the servicing on the loans we sell, we capitalize a mortgage servicing right (“MSR”) asset. We estimate the fair value of the MSR asset based upon a number of factors, some of which are the current and expected loan prepayment rates, economic conditions, and market forecasts, as well as relevant characteristics of the associated underlying loans. Generally, when market interest rates decline, loan prepayments increase as customers refinance their existing mortgages to more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, a portion of the anticipated cash flows associated with servicing these loans is terminated or reduced, which can result in a reduction in the fair value of the capitalized MSRs and a corresponding reduction in earnings. MSRs are recorded at fair value, with changes in fair value recorded as a component of non-interest income.

In addition, all of the one-to-four family loans we originated for sale in 2010 were underwritten to GSE standards. Certain representations and warranties with regard to the underwriting, documentation, and legal/regulatory compliance of these loans are made by the Company, and we may be required to repurchase a loan or loans from the GSEs if it is found that a breach of the representations and warranties has occurred.

As governed by our agreements with the GSEs, these representations and warranties relate to, among other factors, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan as of its closing date, the process used to select the loan for inclusion in a transaction, and the loan’s compliance with any applicable criteria, including underwriting standards, loan program guidelines, and compliance with applicable federal, state, and local laws. In such cases, we would be exposed to any subsequent credit loss on the mortgage loans, which might or might not be realized in the future.

We have recorded a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is included in “general and administrative expense” in the accompanying Consolidated Statements of Income and Comprehensive Income. At December 31, 2010 and 2009, the respective liabilities for estimated possible future losses relating to these representations and warranties were $3.5 million and $120,000. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and severity of default associated with prior repurchased loans, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

Loan Maturity and Repricing: Covered Loans

The following table sets forth the maturity or period to repricing of our covered loan portfolio at December 31, 2010. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

	Covered Loans at December 31, 2010
(in thousands)	One-to-Four Family	All Other Loans	Total Loans
Amount due:
Within one year	$1,667,810	$353,558	$2,021,368
After one year:
One to five years	888,124	64,220	952,344
Over five years	1,318,515	5,642	1,324,157

Total due or repricing after one year	2,206,639	69,862	2,276,501

Total amounts due or repricing, gross	$3,874,449	$423,420	$4,297,869

The following table sets forth, as of December 31, 2010, the dollar amount of all covered loans due after December 31, 2011, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2011
(in thousands)	Fixed	Adjustable	Total
One-to-four family	$1,557,535	$649,104	$2,206,639
All other loans	19,826	50,036	69,862

Total loans	$1,577,361	$699,140	$2,276,501

Asset Quality

Non-Covered Loans and Non-Covered OREO

The following discussion pertains only to our non-covered loans, non-covered OREO, and allowance for losses on non-covered loans held for investment.

Although market conditions began to improve in 2010 in Metro New York, where most of the properties and businesses collateralizing our loans are located, real estate values remained well below pre-2007 levels and unemployment remained high. Against this backdrop, total delinquencies declined $75.6 million, or 8.8%, year-over-year, to $775.5 million, as a $59.2 million increase in non-performing assets to $652.5 million was exceeded by a $122.0 million decline in loans 30 to 89 days past due to $151.0 million at December 31, 2010.

Non-performing assets represented 1.58% of total assets at the end of this December, a 17-basis point increase from the measure at December 31, 2009. The increase in non-performing assets stemmed from a $46.4 million rise in non-performing loans to $624.4 million, and a $12.9 million rise in OREO to $28.1 million.

Non-accrual mortgage loans accounted for $600.0 million of non-performing loans at the end of this December, and were up $42.8 million year-over-year. Although the balance of non-performing multi-family loans declined $65.2 million during this time, to $327.9 million, that reduction was exceeded by a $91.8 million increase in CRE loans, to $162.4 million. In addition, non-performing ADC and one-to-four family loans rose $12.6 million and $3.6 million, respectively, to $91.9 million and $17.8 million, and non-accrual other loans rose $3.5 million year-over-year, to $24.5 million, primarily reflecting an increase in non-accrual C&I loans.

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

The difference between the balances of non-performing loans at December 31, 2010 and 2009 was primarily due to larger credits that became non-performing loans over the course of the year.

In the twelve months ended December 31, 2010, new non-accrual loans included a large relationship in the amount of $99.5 million, consisting of multi-family properties, land and development parcels, condominiums, and commercial real estate. The collateral properties are primarily located in New York City and on Long Island. An impairment analysis was performed on this relationship and it was determined that a specific loan loss allowance was not needed, based on the estimated net realizable value of the collateral.

Also included in new non-accrual loans were a $33.1 million relationship consisting of a multi-family property in Philadelphia, Pennsylvania and a $16.8 million relationship consisting of a multi-family property in Atlantic City, New Jersey. Impairment analyses were performed on both of the properties and, in each case, it was determined that a specific loan loss allowance was not needed, based on the estimated net realizable value of the collateral.

The remaining new non-accrual loans consisted of various smaller relationships, primarily with borrowers whose multi-family and commercial real estate properties are located in Metro New York.

The increase in non-performing loans in 2010 was partly offset by troubled debt restructurings (“TDRs”) that were returned to accrual status and by non-performing loans that were either brought current, satisfied, or transferred to OREO. TDRs returned to accrual status in 2010 totaled $135.2 million, primarily reflecting one relationship with an outstanding balance of $128.5 million. That relationship is secured by multi-family properties in Hartford, Connecticut and the Bronx, New

York. An impairment analysis was performed on this relationship and it was determined that a specific loan loss allowance was not needed, based on the estimated net realizable value of the collateral.

Non-performing loans that were either brought current, satisfied, or transferred to OREO consisted of many smaller credit relationships, primarily with borrowers in Metro New York.

Non-performing loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee or the Credit Committee, as applicable, and to the Boards of Directors of the Banks. When necessary, non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Recovery Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

The reduction in loans 30 to 89 days past due (“past-due loans”) was attributable to declines in four loan categories. Specifically, past-due multi-family loans declined $34.6 million year-over-year, to $121.2 million, while past-due CRE loans fell $34.1 million to $8.2 million, and past-due ADC loans fell $43.6 million to $5.2 million at year-end 2010. Similarly, the balance of past-due other loans declined by $10.3 million, to $10.7 million at December 31st. These improvements more than offset a modest increase in past-due one-to-four family loans to $5.7 million from $5.0 million at December 31, 2009.

Although the reasons for a loan to default will vary from credit to credit, our multi-family and CRE loans, in particular, have not typically resulted in significant losses. Such loans are generally originated at conservative LTV ratios; furthermore, in the case of multi-family loans, the cash flows generated by the properties generally have significant value.

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

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers is typically greater than ten years. In addition, in New York City, where 76.0% of the buildings securing our multi-family loans are located, the rents that tenants may be charged on the apartments in certain buildings is restricted under certain rent-control or rent-stabilization laws. As a result, the average rents that tenants pay in such apartments are generally lower than current market rents. Buildings with a preponderance of such rent-regulated apartments are therefore less likely to experience vacancies in times of economic adversity.

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits at origination were well below those amounts at December 31, 2010, as previously noted. Exceptions to these LTV ratio limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

To further minimize the credit risk on CRE loans, we originate such loans in adherence with conservative underwriting standards, and require that the loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a CRE loan also depends on the borrower’s credit history, profitability, and expertise in property management; in addition, the origination of CRE loans typically requires an assignment of the rents and/or leases.

The Boards of Directors also take part in the ADC lending process, with all ADC loans requiring the approval of the Mortgage or Credit Committee, as applicable. In addition, a member of the pertinent committee participates in inspections when the loan amount exceeds $2.5 million. ADC loans primarily have been made to well-established builders who have worked with us or our merger partners in the past. We typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial ADC loans, which are not our primary focus, we typically lend up to 65% of the estimated as-completed market value of the property. Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

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

Fair values for all multi-family buildings, CRE properties, and land are determined based on the appraised value. If an appraisal is more than one year old and the loan is classified as non-performing, then an updated appraisal is required to determine fair value. Estimated disposition costs are deducted from the fair value of the property to determine estimated net realizable value.

In the instance of an outdated appraisal on an impaired loan, we adjust the original appraisal by using a CRE transaction-based value index to determine the extent of impairment until an updated appraisal is received.

While we strive to originate loans for investment that will perform fully, the severity of the prolonged credit cycle downturn has resulted in a higher level of charge-offs than we have experienced in the past. Nonetheless, there continues to be a significant difference between the volume of loans that transition to non-performing and the volume of loans on which we realize a loss.

In 2010, we recorded net charge-offs of $59.5 million, representing 0.21% of average loans, as compared to $29.9 million, representing 0.13% of average loans, in 2009. The year-over-year increase in net charge-offs stemmed from all five loan categories, with multi-family loans and CRE loans accounting for net charge-offs of $9.9 million and $3.3 million, respectively; ADC loans and one-to-four family loans accounting for net charge-offs of $26.4 million and $931,000, respectively; and other loans accounting for net charge-offs of $19.0 million. These amounts reflected year-over-year increases of $11.1 million, $2.8 million, $3.9 million, $609,000, and $11.3 million, respectively.

As a result of the year-over-year increase in non-performing loans and the rise in net charge-offs, we increased our allowance for losses on non-covered loans by $31.5 million from the December 31, 2009 balance to $158.9 million at December 31, 2010. The latter amount was equivalent to 0.67% of total non-covered loans, representing a 12-basis point increase, and to 25.45% of non-performing non-covered loans, representing a year-over-year increase of 340 basis points.

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

Based upon all relevant and available information, management believes that the allowance for loan losses at December 31, 2010 was appropriate at that date.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction has largely been due to the nature of our primary lending niche (multi-family loans collateralized by non-luxury residential apartment buildings in the New York Metropolitan region that feature below-market rents); and to our conservative underwriting practices that require, among other things, low LTV ratios.

Notwithstanding the level of non-performing multi-family loans at the end of December, we would not expect to see a comparable level of losses in this lending niche. This is primarily due to the strength of the underlying collateral for these loans and the collateral structure upon which these loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a loan. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to walk-away from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Similarly, an increase in non-performing CRE loans would not necessarily be expected to result in a corresponding increase in losses. At December 31, 2010, CRE loans represented 22.9% of total non-covered loans held for investment, while charge-offs of CRE loans represented 5.5% of total charge-offs in 2010 and 1.8% in 2009. We believe this favorable loan loss experience is due to our historical practice of underwriting CRE loans in accordance with standards similar to those we follow in underwriting our multi-family loans.

In 2010, we continued to de-emphasize the production of ADC and other loans, as well as one-to-four family loans for portfolio, in order to reduce our exposure to credit risk. At December 31, 2010, ADC, other loans, and one-to-four family loans represented 2.40%, 3.06%, and 0.72%, respectively, of total non-covered loans held for investment, as compared to 2.85%, 3.30%, and 0.92%, respectively, at December 31, 2009. At December 31, 2010, 16.1%, 3.4%, and 10.5% of ADC, other, and one-to-four family loans were non-performing, respectively.

Although ADC and other loans each represented a smaller percentage of total non-covered loans at December 31, 2010 than they did at December 31, 2009, the allowances for losses applicable to such loans increased year-over-year. These increases reflect the trend in non-performing loans, the amount of losses within these loan categories, and our ongoing assessment of the risks inherent in these portfolios.

In view of these factors, we believe that a significant increase in non-performing non-covered loans will not necessarily result in a comparable increase in loan losses and, accordingly, will not necessarily require a significant increase in our non-covered loan loss allowance or the provision for losses on non-covered loans recorded in any given period. As indicated, while non-performing non-covered loans represented 2.63% of total non-covered loans at December 31, 2010, the ratio of net charge-offs to average loans for the twelve months ended at that date was 0.21%. The allowance for losses on non-covered loans is determined in accordance with the methodology described earlier in this report under “Critical Accounting Policies.”

The following table presents information about our five largest non-performing loans at December 31, 2010, all of which are non-covered loans:

	Loan #1	Loan #2	Loan #3	Loan #4	Loan #5
Type of loan	CRE	Multi-Family	Multi-Family	Construction	Construction
Origination date	11/14/2006	6/29/2005	1/12/2006	10/14/2005	12/21/2005
Origination balance	$50,000,000	$41,116,000	$35,680,000	$25,000,000	$21,462,500
Full commitment balance	50,000,000	41,698,570	35,680,000	25,000,000	21,462,500
Balance at 12/31/2010	50,000,000	42,003,117	33,155,000	25,000,000	21,452,576
Associated loan loss allowance	None	None	None	5,905,000	None
Non-accrual date	7/2010	2/2009	4/2010	6/2009	2/2010
LTV at origination	43%	76%	85%	54%	83%
Current LTV	62	97	95	83	95
Last appraisal	8/2010	12/2010	5/2010	9/2010	3/2010

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the loan loss allowance was needed for loans 1, 2, 3, or 5, as determined by using the fair value of collateral method defined in ASC 310-10 and -40.

No. 1:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by vacant land and air rights in Manhattan, New York.

No. 2:	The borrower is an owner of real estate throughout the nation and is based in New Jersey. This loan is collateralized by a complex of four multi-family buildings containing 672 residential units and four commercial units in Washington, D.C.

No. 3:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a multi-family complex containing 494 residential units and 12 commercial retail units in Philadelphia, Pennsylvania.

No. 4:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 95,000 square foot industrial building that is fully occupied and has been rezoned for residential development. “As of right” buildable area for the subject site is 267,966 square feet. By adjusting the appraisal for certain assumptions using the fair value of collateral method of ASC 310-10 and -40, it was determined that a $5,905,000 allocation to the non-covered loan loss allowance was necessary.

No. 5:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a vacant loft building in Manhattan, New York, which is prime for development.

Troubled Debt Restructurings

In accordance with GAAP, we are required to account for certain loan modifications or restructurings as TDRs. In general, a modification or restructuring of a loan constitutes a TDR if we grant a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

Loans modified in a TDR totaled $357.5 million at December 31, 2010, including accruing loans of $152.7 million and non-accrual loans of $204.8 million.

In an effort to proactively deal with delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, forbearance agreements, and conversion from amortizing to interest-only payments. At December 31, 2010, concessions made with respect to rate reductions amounted to $251.7 million; maturity extensions amounted to $65.7 million; and forbearance agreements amounted to $40.1 million.

Most of our TDRs involve rate reductions and/or forbearance of arrears, which thus far have proven the most successful in enabling selected borrowers to emerge from delinquency and keep their loans current.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by our personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of December 31, 2010:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$148,738	$123,435	$272,173
Commercial real estate	3,917	56,814	60,731
Acquisition, development, and construction	—	17,666	17,666
Commercial and industrial	—	5,381	5,381
One-to-four family	—	1,520	1,520

Total	$152,655	$204,816	$357,471

We monitor non-accrual loans both within and beyond our primary lending area in the same manner. Monitoring loans generally includes inspecting and re-appraising the collateral properties; holding discussions with the principals and managing agents of the borrowing entities and/or retained legal counsel, as applicable; requesting financial, operating, and rent roll information; confirming that hazard insurance is in place or force-placing such insurance; monitoring tax payment status and advancing funds as needed; and appointing a receiver whenever possible to collect rents, manage the operations, provide information, and maintain the collateral properties.

It is our policy to order updated appraisals for all non-performing loans, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, in the event that such a loan exceeds 90 days past due, and if the most recent appraisal on file for the property is more than one year old. Annual appraisals are ordered until such time as the loans become performing and are returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, or when a borrower requests an extension of a maturing loan. We do not analyze current LTV ratios on a portfolio-wide basis. We believe that disclosing the average LTV ratios at origination for our multi-family and CRE loan portfolios provides insight into the quality of these portfolios, as well as our stringent underwriting standards.

The most significant increase in non-accrual loans in 2010 occurred within the CRE loan portfolio. Non-accrual CRE loans totaled $162.4 million at the end of this December, as compared to $70.6 million at December 31, 2009. The increase was primarily due to a single loan of $50.0 million to a borrower based in New York (more fully discussed in the summary of our five largest non-performing loans) and to a relationship involving several CRE properties totaling $22.7 million, also located in New York.

During this time, the balance of non-accrual multi-family loans declined to $327.9 million from $393.1 million. The reduction was primarily due to a relationship in the amount of $128.5 million that was returned to accrual status during 2010.

The following tables present the number and amount of non-accrual CRE and multi-family loans by originating bank at December 31, 2010 and 2009:

As of December 31, 2010	Non-Performing Commercial Real Estate Loans		Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	53	$130,132	128	$323,751
New York Commercial Bank	12	32,268	3	4,141

Total for New York Community Bancorp	65	$162,400	131	$327,892

As of December 31, 2009	Non-Performing Commercial Real Estate Loans		Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	45	$38,219	142	$380,029
New York Commercial Bank	6	32,399	4	13,084

Total for New York Community Bancorp	51	$70,618	146	$393,113

Geographic Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at December 31, 2010:

(in thousands)
New York	$598,371
Florida	96,164
Arizona	76,435
California	36,200
New Jersey	28,044
Massachusetts	24,129
Nevada	18,771
Ohio	17,892
Maryland	12,921
Michigan	11,632
All other states	64,699

Total non-performing loans	$985,258

Covered Loans and Covered OREO

Although the AmTrust and Desert Hills acquisitions increased our loan portfolio and, in the case of Desert Hills, added OREO, the credit risk associated with these acquired assets has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC will reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold for each acquisition and reimburse us for 95% of any losses (and share in 95% of any recoveries) above that threshold with respect to the acquired loans and OREO. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and home equity lines of credit are effective for a ten-year period. The loss sharing agreements applicable to other loans and OREO provide for the FDIC to reimburse us for losses for a five-year period; the period for sharing in recoveries on other loans and OREO extends for a period of eight years.

We consider our covered loans to be performing due to the application of the yield accretion method under FASB Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

In connection with the loss sharing agreements, we established FDIC loss share receivables of $740.0 million with regard to AmTrust and $69.6 million with regard to Desert Hills, which were the acquisition-date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the respective agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses are less than the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related loans is recognized. In the fourth quarter of 2010, an $11.3 million benefit was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements.

Decreases in estimated reimbursements from the FDIC, if any, will be recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the loss sharing agreement); related additions to the accretable yield on the covered loans will be recognized in income prospectively over the lives of the loans. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC at the applicable loss share percentage at the time of recovery.

The loss share receivables may also increase due to accretion, which was $44.4 million in 2010. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In 2010, we received FDIC reimbursements of $54.6 million, which resulted in a decrease in the combined balance of the FDIC loss share receivables.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, non-performing non-covered assets, and non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2010. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the 2010 or 2009 amounts or ratios provided in this table.

	At December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$127,491	$94,368	$92,794	$85,389	$79,705
Provision for losses on non-covered loans	91,000	63,000	7,700	—	—
Charge-offs:
Multi-family	(27,042)	(15,261)	(175)	—	—
Commercial real estate	(3,359)	(530)	(16)	—	—
Acquisition, development, and construction	(9,884)	(5,990)	(2,517)	—	—
One-to-four family	(931)	(322)	—	—	—
Other loans	(19,569)	(7,828)	(3,460)	(431)	(420)

Total charge-offs	(60,785)	(29,931)	(6,168)	(431)	(420)
Recoveries	1,236	54	42	—	—
Allowance acquired in merger transactions	—	—	—	7,836	6,104

Balance at end of year	$158,942	$127,491	$94,368	$92,794	$85,389

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$327,892	$393,113	$53,153	$3,061	$—
Commercial real estate	162,400	70,618	12,785	3,293	2,583
Acquisition, development, and construction	91,850	79,228	24,839	2,939	11,375
One-to-four family	17,813	14,171	11,155	5,598	4,114

Total non-accrual non-covered mortgage loans	599,955	557,130	101,932	14,891	18,072
Other non-accrual non-covered loans	24,476	20,938	11,765	7,301	3,131
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	624,431	578,068	113,697	22,192	21,203
Other real estate owned (2)	28,066	15,205	1,107	658	1,341

Total non-performing non-covered assets	$652,497	$593,273	$114,804	$22,850	$22,544

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	2.63%	2.47%	0.51%	0.11%	0.11%
Non-performing assets to total assets	1.58	1.41	0.35	0.07	0.08
Allowance for losses on non-covered loans to non-performing non-covered loans	25.45	22.05	83.00	418.14	402.72
Allowance for losses on non-covered loans to total non-covered loans	0.67	0.55	0.43	0.46	0.43
Net charge-offs during the period to average loans outstanding during the period	0.21	0.13	0.03	0.00	0.00

Loans 30-89 Days Past Due:
Multi-family	$121,188	$155,790	$37,266	$15,461	$15,545
Commercial real estate	8,207	42,324	29,090	1,762	4,191
Acquisition, development, and construction	5,194	48,838	21,380	2,870	19,301
One-to-four family	5,723	5,019	4,885	4,875	4,440
Other loans	10,728	21,036	10,170	9,333	6,926

Total loans 30-89 days past due (3)	$151,040	$273,007	$102,791	$34,301	$50,403

(1)	The December 31, 2010 and 2009 amounts exclude loans 90 days or more past due of $360.8 million and $56.2 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The December 31, 2010 amount excludes OREO totaling $62.4 million that is covered by an FDIC loss sharing agreement.
(3)	The December 31, 2010 and 2009 amounts exclude loans 30 to 89 days past due of $130.5 million and $110.1 million, respectively, that are covered by FDIC loss-sharing agreements.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at December 31, 2010 and 2009, including covered loans and covered OREO (collectively, “covered assets”):

	December 31,
(dollars in thousands)	2010	2009
Covered Loans 90 Days or More Past Due:
Multi-family	$410	$—
Commercial real estate	12,060	—
Acquisition, development, and construction	12,664	—
One-to-four family	310,929	55,796
Other	24,764	370

Total covered loans 90 days or more past due	360,827	56,166
Covered other real estate owned	62,412	—

Total covered non-performing assets	$423,239	$56,166

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$328,302	$393,113
Commercial real estate	174,460	70,618
Acquisition, development, and construction	104,514	79,228
One-to-four family	328,742	69,967
Other non-performing loans	49,240	21,308

Total non-performing loans	985,258	634,234
Other real estate owned	90,478	15,205

Total non-performing assets (including covered assets)	$1,075,736	$649,439

Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	3.52%	2.23%
Total non-performing assets to total assets	2.61	1.54
Allowance for loan losses to total non-performing loans	17.34	20.10
Allowance for loan losses to total loans	0.61	0.45

Covered Loans 30-89 Days Past Due:
Multi-family	$402	$—
Commercial real estate	9,095	—
Acquisition, development, and construction	1,172	—
One-to-four family	108,691	100,291
Other loans	11,182	9,768

Total covered loans 30-89 days past due	$130,542	$110,059

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$121,590	$155,790
Commercial real estate	17,302	42,324
Acquisition, development, and construction	6,366	48,838
One-to-four family	114,414	105,310
Other loans	21,910	30,804

Total loans 30-89 days past due (including covered loans)	$281,582	$383,066

Summary of the Allowance for Losses on Non-Covered Loans Held for Investment

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans held for investment at each year-end in the five years ended December 31, 2010. At December 31, 2008, 2007, and 2006, all of our loans were non-covered loans.

	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Multi-family loans	$75,314	70.88%	$75,567	71.59%	$43,908	70.85%	$43,066	69.00%	$46,525	73.93%
Commercial real estate loans	42,145	22.94	32,079	21.34	29,622	20.51	29,461	18.80	23,313	15.85
Acquisition, development, and construction loans	20,302	2.40	8,276	2.85	10,289	3.51	10,243	5.59	9,089	5.61
One-to-four family loans	1,190	0.72	1,530	0.92	1,685	1.20	1,884	1.87	1,048	1.17
Other loans	19,991	3.06	10,039	3.30	8,864	3.93	8,140	4.74	5,414	3.44

Total loans	$158,942	100.00%	$127,491	100.00%	$94,368	100.00%	$92,794	100.00%	$85,389	100.00%

The preceding allocation is based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report, and a different allocation methodology may be deemed to be more appropriate in the future. In addition, it should be noted that the portion of the allowance for losses on non-covered loans held for investment allocated to each non-covered loan category does not represent the total amount available to absorb losses that may occur within that category, since the total loan loss allowance is available for the entire non-covered loan portfolio.

Securities

Securities represented $4.8 billion, or 11.6%, of total assets at December 31, 2010, as compared to $5.7 billion, or 13.6%, of total assets at December 31, 2009.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations (“CMOs”) and GSE debentures). At December 31, 2010, 91.7% of our securities portfolio consisted of GSE obligations, comparable to 91.8% at December 31, 2009. The remainder of the portfolio was comprised of private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. We have no investment securities that are backed by subprime or Alt-A loans.

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

Securities expected to be held for an indefinite period of time are classified as available for sale. A decision to purchase or sell these securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. Available-for-sale securities represented $653.0 million, or 13.6%, of total securities at the end of this December, a reduction from $1.5 billion, or 26.4% of total securities, at December 31, 2009. Included in the respective year-end amounts were mortgage-related securities of $485.2 million and $774.2 million, and other securities of $167.8 million and $744.4 million. The estimated weighted average lives of the available-for-sale securities portfolio were 3.8 years and 2.2 years, respectively, at December 31, 2010 and 2009.

Held-to-maturity securities represented $4.1 billion, or 86.4%, of total securities at the end of this December and $4.2 billion, or 73.6%, of total securities at December 31, 2009. At December 31, 2010, the fair value of securities held to maturity represented 100.52% of their carrying value as compared to 100.62%, the year-earlier percentage. Mortgage-related securities accounted for $3.0 billion and $2.5 billion, respectively, of the year-end 2010 and 2009 totals, with other securities representing the remaining $1.2 billion and $1.8 billion. Included in the latter year-end amounts were GSE obligations of $3.9 billion and $1.5 billion; capital trust notes of $145.5 million and $167.1 million; and corporate bonds of $86.5 million and $101.1 million, respectively. The estimated weighted average lives of the held-to-maturity securities portfolio were 4.8 years and 6.2 years at the corresponding dates.

In accordance with OTTI accounting requirements adopted by the FASB on April 1, 2009, we recognize the OTTI of a security as a realized loss on the income statement to the extent that the decline in fair value of the security is credit-related, unless we have the intent to sell, or it is more likely than not that we will be required to sell, the security before recovery. The decline in value attributable to factors other than credit is charged to AOCL. However, if there is a decline in fair value of a security below its carrying amount and we have the intent to sell, or it is more likely than not that we will be required to sell, the security before recovery, the entire amount of the decline in fair value is charged to the income statement.

OTTI losses declined to $26.5 million in the current twelve-month period from $106.2 million in 2009. Included in the 2010 amount were $13.7 million of OTTI losses on trust preferred securities ($1.1 million of which was recognized in earnings), and $12.8 million of OTTI losses related to preferred stock ($826,000 of which was recognized in earnings).

We also recorded a $12.6 million after-tax net unrealized gain on available-for-sale securities at the end of this December, in contrast to an after-tax net unrealized loss of $457,000 at December 31, 2009.

Federal Home Loan Bank Stock

The Community Bank and the Commercial Bank are members of the FHLB-NY, one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost.

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. In addition, the Community Bank acquired shares of the capital stock of the FHLB-Cincinnati and the FHLB-San Francisco in connection with the AmTrust and Desert Hills acquisitions, respectively. At December 31, 2010, the value of our stock in the FHLB-Cincinnati and the FHLB-San Francisco was $25.3 million and $3.2 million, respectively.

Including FHLB-NY stock of $417.5 million, the Community Bank and the Commercial Bank held total FHLB stock of $437.7 million and $8.3 million, respectively, at December 31, 2010. FHLB stock continued to be valued at par, with no impairment required.

For the fiscal year ended December 31, 2010, dividends from the FHLB to the Community Bank and the Commercial Bank respectively amounted to $23.3 million and $446,000; in 2009, such dividends amounted to $22.6 million and $473,000, respectively.

Bank-Owned Life Insurance

At December 31, 2010, our investment in bank-owned life insurance (“BOLI”) was $742.5 million, as compared to $716.0 million at December 31, 2009. The increase in our investment reflects the rise in the cash surrender value of the underlying policies during 2010.

BOLI is recorded as the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans acquired in the AmTrust acquisition and the loans and OREO acquired in the Desert Hills acquisition, we recorded an FDIC loss share receivable at December 31, 2010 and 2009. The loss share receivable represented the present value of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and core deposit intangibles (“CDI”) in our Consolidated Statements of Condition in connection with our various business combinations.

At December 31, 2010 and 2009, goodwill totaled $2.4 billion. CDI declined $28.0 million year-over-year, to $77.7 million, reflecting amortization.

Sources of Funds

The Parent Company (i.e, the Company on an unconsolidated basis) has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from the deposits we acquire in our business combinations or gather through our branch network, and brokered deposits; the use of borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment and sale of loans and the cash flows generated through the repayment and sale of securities. In 2010, our funding was modestly enhanced by the infusion of deposits and cash in the Desert Hills acquisition.

In 2010, loan repayments and sales totaled $5.7 billion, as compared to $3.3 billion in 2009. Included in the 2010 amount were repayments and sales of $1.7 billion and $4.0 billion, respectively, as compared to $2.4 million and $835.7 million, respectively, in the prior year. The significant increase in sales reflects the first full-year operation of our mortgage banking platform.

Cash flows from the repayment and sale of securities totaled $5.0 billion and $23.1 million, respectively, in 2010, and were partially offset by purchases of securities totaling $4.0 billion. In 2009, securities repayments and sales generated cash flows of $2.7 billion and $10.3 million, respectively, and were somewhat offset by purchases of $1.8 billion.

Consistent with our business model, the cash flows from loans and securities were primarily deployed into loan production and, to a lesser extent, GSE obligations.

Deposits

Our ability to retain and attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. There are times we may choose not to compete for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

In view of the cash infusion we received in connection with our AmTrust and Desert Hills acquisitions, we reduced our higher-cost deposits over the course of 2010. Although core deposits rose $711.4 million year-over-year to $14.0 billion, the increase was more than offset by a $1.2 billion, or 13.5%, decline in CDs to $7.8 billion. As a result, total deposits declined $507.4 million year-over-year to $21.8 billion at December 31, 2010. Core deposits represented 64.1% of total deposits, up from 59.4% at December 31, 2009.

The increase in core deposits included a $529.5 million rise in NOW and money market accounts to $8.2 billion; a $97.5 million rise in savings accounts to $3.9 billion, and an $84.3 million rise in non-interest-bearing accounts to $1.9 billion.

While the vast majority of our deposits have been acquired through business combinations or gathered through our branch network, our mix of deposits has also included brokered CDs and brokered money market accounts. Depending on the availability and pricing of such wholesale funding sources, we typically refrain from pricing our retail deposits at the higher end of the market, in order to contain or reduce our funding costs.

At December 31, 2010, brokered deposits totaled $3.0 billion, and consisted entirely of brokered money market accounts. At the prior year-end, the balance of brokered deposits was also $3.0 billion, including brokered money market accounts of $2.6 billion and brokered CDs of $358.5 million.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased); junior subordinated debentures; and other borrowed funds (consisting primarily of preferred stock of subsidiaries and senior notes).

Wholesale Borrowings

Wholesale borrowings declined $580.1 million year-over-year, to $12.5 billion, at December 31, 2010. FHLB advances represented $8.4 billion of the year-end 2010 total, signifying a $580.1 million decrease from the balance at December 31, 2009. Included in the year-end 2010 amount were $671.1 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition. The remaining advances were from the FHLB-NY.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at year-end 2010 were repurchase agreements of $4.1 billion, consistent with the balance recorded at December 31, 2009. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to our ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for each of the brokerage firms we use.

A significant portion of our wholesale borrowings at year-end 2010 consisted of callable advances and callable repurchase agreements. At December 31, 2010, $11.4 billion of our wholesale borrowings were callable in 2011. Given the current interest rate environment, we do not expect these borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures totaled $427.0 million at December 31, 2010, comparable to the balance recorded at December 31, 2009.

Other Borrowings

Other borrowings declined $48.1 million year-over-year, to $608.5 million, primarily reflecting the repurchase of REIT-preferred securities that had been issued by Richmond County Financial Corp. and Roslyn Bancorp, Inc. prior to merging with and into the Company in 2001 and 2003, respectively.

Also included in the balance of other borrowings at year-end 2010 and 2009 were $602.0 million of fixed rate senior notes that we issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008.

Please see Note 8, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, junior subordinated debentures, and other borrowings.

Liquidity, Contractual Obligations and Off-Balance-Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

As discussed under “Sources of Funds,” the loans we produce are funded through four primary sources: (1) the deposits we acquire in connection with our business combinations, those we gather organically through our branch network, and brokered deposits; (2) borrowed funds, primarily in the form of wholesale borrowings; (3) cash flows from the repayment and sale of loans; and (4) cash flows from the repayment and sale of securities.

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

Our principal investing activity is multi-family lending, which is supplemented by the production of CRE and, to a much lesser extent, ADC and C&I loans. In 2010, loans originated for investment totaled $4.3 billion, including multi-family loans and CRE loans of $2.5 billion and $947.0 million, respectively. Although a small amount of our loan growth in 2010 was due to the Desert Hills acquisition, the bulk of it stemmed from organic loan production, primarily funded with cash flows from loan sales and repayments and borrowed funds. The net cash provided by investing activities in 2010 totaled $1.3 billion.

In 2010, the net cash used in financing activities totaled $2.0 billion, primarily reflecting an $898.0 million net decrease in cash flows from deposits and the use of $434.4 million for the payment of cash dividends. In addition, our operating activities used net cash of $66.4 million in 2010.

We monitor our liquidity on a daily basis to ensure that sufficient funds are available to meet our financial obligations on both a long- and short-term basis. Our most liquid assets are cash and cash equivalents, which totaled $1.9 billion and $2.7 billion at December 31, 2010 and 2009, respectively. The year-over-year decline largely reflects the deployment of cash into the reduction of wholesale borrowings and deposits, as previously stated, as well as investments in loans and GSE obligations. Additional liquidity stems from the Banks’ approved lines of credit with the FHLB-NY.

In 2010, the primary sources of funds for the Parent Company included dividend payments from the Banks, proceeds from the issuance of common stock, and the sale and repayment of investment securities. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the New York State Superintendent of Banks (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulation.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2010, the Banks paid dividends totaling $335.0 million to the Parent Company, leaving $368.0 million that they could dividend to the Parent Company without regulatory approval at December 31st. In addition, the Parent Company had $82.1 million in cash and cash equivalents at year-end 2010, together with $6.0 million of available-for-sale securities. If either of the Banks applies to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such an application will be approved by the regulatory authorities.

In 2009, the Federal Reserve Bank issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Bank’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve Bank’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Contractual Obligations and Off-Balance-Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs to our customers under contract, and borrow funds under contract from the FHLB and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “deposits” and “borrowed funds,” respectively. At December 31, 2010, we recorded CDs of $7.8 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $13.0 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $167.9 million at December 31, 2010.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations:

(in thousands)	Certificates of Deposit	Long-Term Debt(1)	Operating Leases	Total
One year or less	$6,192,918	$114,104	$27,581	$6,334,603
One to three years	1,461,568	1,443,552	47,986	2,953,106
Three to five years	174,045	808,125	32,153	1,014,323
More than five years	6,630	10,670,335	60,220	10,737,185

Total	$7,835,161	$13,036,116	$167,940	$21,039,217

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, preferred stock of subsidiaries, and senior notes.

We had no contractual obligations to purchase loans or securities at December 31, 2010.

At December 31, 2010, we had commitments to extend credit in the form of mortgage and other loan originations. These off-balance-sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

At December 31, 2010, commitments to originate mortgage loans totaled $1.3 billion, including $716.2 million of one-to-four family loans committed for sale. Commitments to originate other loans totaled $362.5 million, including unadvanced lines of credit. The majority of our loan commitments were expected to be funded within 90 days of year-end. We also had off-balance-sheet commitments to issue commercial, performance, and financial stand-by letters of credit of $87.4 million, $11.4 million, and $34.8 million, respectively, at that date.

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2010:

(in thousands)
Commitments to Originate Mortgage Loans for Investment:
Multi-family loans and commercial real estate loans	$515,955
Acquisition, development, and construction loans	105,771

Total commitments to originate mortgage loans for investment	$621,726
Commitments to originate other loans for investment	362,497
Commitments to originate one-to-four family loans for sale	716,225

Total loan commitments	$1,700,448
Commercial, performance, and financial stand-by letters of credit	133,551

Total commitments	$1,833,999

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with strategies to reduce price risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. At December 31, 2010, we held derivative financial instruments with notional values of $4.7 billion. Please see Note 15, “Derivative Financial Instruments,” in Item 8, “Financial Statements and Supplementary Data.”

Capital Position

Primarily reflecting the meaningful growth of our earnings, stockholders’ equity rose $159.3 million year-over-year to $5.5 billion at December 31, 2010. The latter amount was equivalent to 13.42% of total assets, representing a 69-basis point increase from the year-earlier measure, and to a book value per share of $12.69, representing a year-over-year increase of $0.29.

The increase in stockholders’ equity also reflects the sale of 1.8 million shares of our common stock through the direct purchase feature of our Dividend Reinvestment and Stock Purchase Plan, which generated $28.9 million in 2010.

We calculate book value per share by subtracting the number of unallocated Employee Stock Ownership Plan (“ESOP”) shares at the end of a period from the number of shares outstanding at the same date, and then dividing our total stockholders’ equity by the resultant number of shares. As all of our ESOP shares had been allocated at December 31, 2010, the calculation of book value per share at that date was based on the number of shares outstanding, 435,646,845. At December 31, 2009, book value per share was calculated on the basis of 432,898,084 shares, which was the number of shares outstanding less 299,248 unallocated ESOP shares. (Please see the definition of book value per share that appears in the Glossary on page 3 of this report.)

Tangible stockholders’ equity also rose year-over-year, by $187.6 million, to $3.0 billion at December 31, 2010. We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded from the amount of stockholders’ equity at the same date. At December 31, 2010, we recorded goodwill of $2.4 billion, consistent with the year-earlier balance, and CDI of $77.7 million, representing a $28.0 million decline.

The growth of our tangible capital was paralleled by the strengthening of our tangible capital measures. At December 31, 2010, tangible stockholders’ equity represented 7.79% of tangible assets, a 66-basis point increase from the measure at December 31, 2009. Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose 65 basis points year-over-year, to 7.90%. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear later in this report.)

The year-over-year increase in tangible stockholders’ equity also reflects the year-over-year growth of our earnings, and was somewhat tempered by the distribution of cash dividends totaling $434.4 million in the form of four quarterly cash dividends of $0.25 per share, or $1.00 per share, annualized. In addition, AOCL declined $4.2 million year-over-year to $45.7 million, as a $13.1 million increase in after-tax net unrealized gains on available-for-sale securities combined with a $2.0 million decline in the charge from our pension and post-retirement plan obligations to offset the impact of a $10.8 million increase in after-tax net unrealized losses on the non-credit portion of OTTI and securities transferred from available-for-sale to held-to-maturity.

Consistent with our focus on capital strength and preservation, the level of stockholders’ equity at December 31, 2010 continued to exceed the minimum federal requirements for a bank holding company. The following tables set forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis at December 31, 2010 and 2009, and the respective minimum regulatory capital requirements:

Regulatory Capital Analysis

At December 31, 2010	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,674,679	14.36%	8.00%
Tier 1 risk-based capital	3,503,672	13.69	4.00
Leverage capital	3,503,672	9.07	4.00

At December 31, 2009	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,500,748	15.03%	8.00%
Tier 1 risk-based capital	3,373,258	14.48	4.00
Leverage capital	3,373,258	10.03	4.00

The capital strength of the Company is paralleled by the solid capital position of the Banks. At December 31, 2010, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions under the Federal Deposit Insurance Corporation Improvement Act of 1991, as further discussed in Note 18, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2010 and 2009

Earnings Summary

In the twelve months ended December 31, 2010, our earnings rose $142.4 million, or 35.7%, to $541.0 million, equivalent to an $0.11, or 9.7%, increase in diluted earnings per share to $1.24. The growth of our earnings in 2010 reflects the benefits of our acquisition-driven expansion, together with our continuing focus on multi-family lending, asset quality, and efficiency.

Total revenues increased by $454.9 million year-over-year, to $1.5 billion, as net interest income rose $274.6 million to $1.2 billion and non-interest income rose $180.3 million to $337.9 million. While both increases convey the full-year benefit of the AmTrust acquisition, the increase in net interest income also reflects a strategic reduction in our funding costs and an increase in interest income from loans. The growth of our net interest income was paralleled by the expansion of our net interest margin, which grew 33 basis points over the course of the year to 3.45%.

The increase in non-interest income primarily stemmed from the origination of one-to-four family loans for sale to GSEs by our mortgage banking operation. Including income from servicing as well as originations, mortgage banking income accounted for $183.9 million of our 2010 non-interest income, in contrast to $12.1 million in 2009.

Non-interest income was also increased by a net gain on the sale of securities of $22.4 million and a $2.9 million bargain purchase gain on the Desert Hills acquisition. On an after-tax basis, the respective gains were equivalent to $13.5 million and $1.8 million, and collectively added $0.04 to our 2010 diluted earnings per share.

In 2009, non-interest income was increased by a $139.6 million bargain purchase gain on the AmTrust acquisition and by a $10.1 million gain on the repurchase and exchange of certain REIT- and trust preferred securities. On an after-tax basis, the respective gains were equivalent to $84.2 million and $6.5 million, and added $0.24 and $0.02, respectively, to our 2009 diluted earnings per share. These contributions to non-interest income were largely offset by pre-tax OTTI losses on securities totaling $96.5 million, equivalent to $58.5 million, or $0.17 per diluted share, after-tax. (Please see the comparison of our 2009 and 2008 earnings for a more detailed discussion of the factors that impacted our earnings in 2009.)

In 2010, the year-over-year increase in total revenues was tempered by a $28.0 million increase in the provision for losses on non-covered loans to $91.0 million, and by a $170.7 million increase in non-interest expense to $577.5 million. Operating expenses accounted for $162.2 million of the increase in non-interest expense and totaled $546.2 million, primarily reflecting the full-year impact of the AmTrust acquisition and the costs of operating a significantly larger franchise in five states. Included in operating expenses in 2010 and 2009 were acquisition-related costs of $11.5 million and $5.2 million, respectively. Notwithstanding the increase in operating expenses, our efficiency ratio improved to 35.99% in 2010 from 36.13% in the prior year.

The impact of higher non-interest expense and the higher loan loss provision was exceeded by the significant increase in total revenues. As a result, pre-tax income rose $244.3 million year-over-year, to $837.5 million, and income tax expense rose $102.0 million to $296.5 million.

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

In 2010, our net interest income rose $274.6 million, or 30.3%, to $1.2 billion, representing 77.7% of total revenues for the year. The increase was fueled by a $279.2 million, or 17.1%, rise in interest income to $1.9 billion, which far exceeded the impact of a $4.5 million rise in interest expense to $733.8 million.

A description of the factors contributing to the growth of our net interest income follows:

Interest Income

Reflecting the full-year and nine-month benefits of the AmTrust and Desert Hills acquisitions, as well as organic loan production, the average balance of loans rose $5.7 billion, or 25.0%, year-over-year, to $28.7 billion, offsetting the impact of a $608.4 million decline in the average balance of securities and money market investments to $5.4 billion. The net effect was a $5.1 billion increase in the average balance of interest-earning assets to $34.2 billion, which occurred in tandem with a three-basis point decline in the average yield to 5.60%. Although the average yield on loans rose five basis points year-over-year, that increase was exceeded by a 62-basis point drop in the average yield on securities and money market investments to 4.49%.

The yields generated by our loans and other interest-earning assets are typically driven by intermediate-term interest rates, which are set by the market and generally vary from day to day. Although intermediate-term interest rates were generally lower in the first nine months of 2010 than they were in 2009, interest rates began to rise in the fourth quarter. The increase in intermediate-term rates triggered an increase in refinancing activity which, in turn, prompted an increase in prepayment penalty income from multi-family and CRE loans.

In 2010, prepayment penalty income rose $15.0 million to $22.6 million, with most of the increase occurring in the fourth quarter of the year. As prepayment penalties are recorded as interest income on loans, they also add to the average yield on our loans and interest-earning assets. In 2010, prepayment penalty income contributed eight basis points to our average yield on loans, a five-basis point increase from the year-earlier contribution, and seven basis points to our average yield on interest-earning assets, representing an increase of four basis points.

Interest Expense

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow from one another), as it deems necessary to promote the health of the U.S. economy. Although economic conditions improved nominally in certain markets, the pace of economic recovery continued to be sluggish in 2010. Real estate values remained well below pre-2007 levels, and unemployment rates ranged from a high of 9.8% in April and November to a low of 9.4% in December. Accordingly, in 2010, the FOMC maintained the target federal funds rate at a range of zero to 25 basis points, as it did throughout 2009.

Although the low level of short-term interest rates contributed to a reduction in our funding costs, it was not the only factor; the cash and retail funds we received in our FDIC-assisted transactions also played a meaningful part. A portion of the cash we received from the FDIC was used to reduce our balance of wholesale borrowings from the year-earlier level, and also enabled us to reduce our balance of higher-cost CDs. In view of our liquidity, and the acquisition-driven growth of our deposits, we refrained from paying higher interest rates to retain or attract new deposits. We also continued our practice of accepting brokered deposits when able to do so at attractive rates.

Although the average balance of interest-bearing liabilities rose $6.7 billion year-over-year, largely reflecting the full-year effect of the AmTrust acquisition, the average cost of funds dropped 50 basis points to 2.15% during this time. NOW and money market accounts were responsible for most of the growth in interest-bearing liabilities in 2010, as the average balance of such funds rose $3.7 billion year-over-year, to $8.2 billion; however, the average cost of such funds dropped six basis points, to 0.69%. While the average balance of CDs rose $2.3 billion over the year, to $8.6 billion, the impact was largely offset by a 97-basis point decline in the cost of such funds to 1.62%. Although the average balance of borrowed funds fell $407.8 million year-over-year, to $13.5 billion, the average cost of such funds rose 12 basis points to 3.82%.

Interest Rate Spread and Net Interest Margin

In 2010, our spread and margin benefited from the same combination of factors that contributed to the growth of our net interest income over the course of the year. At 3.45%, our spread was 47 basis points higher than the year-earlier measure; our margin also equaled 3.45%, and was up 33 basis points year-over-year. Prepayment penalty income added seven basis points to our spread and six basis points to our margin in the current twelve-month period, in contrast to three basis points each in 2009.

It should be noted that the level of prepayment penalty income in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on current market conditions, including real estate values, the perceived or actual direction of market interest rates, and the contractual repricing and maturity dates of our multi-family and CRE loans. As a result, the level of prepayment penalty income we record will vary, and is difficult to predict.

Net Interest Income Analysis

The following table sets forth certain information regarding our average balance sheet for the years indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the year are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

	For the Years Ended December 31,
	2010			2009			2008
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,735,155	$1,669,871	5.81%	$22,996,752	$1,325,601	5.76%	$20,843,714	$1,260,291	6.05%
Securities and money market investments(2)(3)	5,437,610	243,923	4.49	6,046,016	309,011	5.11	6,354,826	344,838	5.43

Total interest-earning assets	34,172,765	1,913,794	5.60	29,042,768	1,634,612	5.63	27,198,540	1,605,129	5.90
Non-interest-earning assets	7,670,848			4,241,521			3,961,236

Total assets	$41,843,613			$33,284,289			$31,159,776

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$8,210,197	$56,991	0.69%	$4,481,377	$33,788	0.75%	$3,131,137	$54,599	1.74%
Savings accounts	3,883,327	20,833	0.54	2,829,237	15,859	0.56	2,620,864	22,179	0.85
Certificates of deposit	8,575,238	138,716	1.62	6,296,344	163,168	2.59	6,811,031	271,615	3.99

Total interest-bearing deposits	20,668,762	216,540	1.05	13,606,958	212,815	1.56	12,563,032	348,393	2.77
Borrowed funds	13,535,790	517,291	3.82	13,943,594	516,472	3.70	12,890,813	581,241	4.51

Total interest-bearing liabilities	34,204,552	733,831	2.15	27,550,552	729,287	2.65	25,453,845	929,634	3.65
Non-interest-bearing deposits	1,816,384			1,221,709			1,316,237
Other liabilities	430,372			222,003			212,362

Total liabilities	36,451,308			28,994,264			26,982,444
Stockholders’ equity	5,392,305			4,290,025			4,177,332

Total liabilities and stockholders’ equity	$41,843,613			$33,284,289			$31,159,776

Net interest income/interest rate spread		$1,179,963	3.45%		$905,325	2.98%		$675,495	2.25%

Net interest-earning assets/net interest margin			3.45%			3.12%			2.48%

Ratio of interest-earning assets to interest-bearing liabilities			1.00x			1.05x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) the changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) the changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$333,388	$10,882	$344,270	$119,105	$(53,795)	$65,310
Securities and money market investments	(29,379)	(35,709)	(65,088)	(16,314)	(19,513)	(35,827)

Total	304,009	(24,827)	279,182	102,791	(73,308)	29,483

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	$25,648	$(2,445)	$23,203	$65,800	$(86,611)	$(20,811)
Savings accounts	5,622	(648)	4,974	1,947	(8,267)	(6,320)
Certificates of deposit	639,171	(663,623)	(24,452)	(19,249)	(89,198)	(108,447)
Borrowed funds	(9,525)	10,344	819	54,615	(119,384)	(64,769)

Total	660,916	(656,372)	4,544	103,113	(303,460)	(200,347)

Change in net interest income	$(356,907)	$631,545	$274,638	$(322)	$230,152	$229,830

Provisions for Loan Losses

In 2010, we recorded two loan loss provisions: a provision for losses on non-covered loans and a provision for losses on covered loans.

Provision for Losses on Non-Covered Loans Held for Investment

The provision for losses on non-covered loans held for investment is based on management’s periodic assessment of the adequacy of the allowance for losses on such loans which, in turn, is based on its evaluation of inherent losses in the held-for-investment loan portfolio in accordance with GAAP. This evaluation considers several factors, including the current and historical performance of the portfolio; its inherent risk characteristics; the level of non-performing non-covered loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

Reflecting management’s assessment of these factors, we increased our provision for losses on non-covered loans held for investment by $28.0 million, or 44.4%, to $91.0 million in 2010. The 2010 provision exceeded the year’s net charge-offs by $31.5 million, and thus increased the allowance for losses on non-covered loans to $158.9 million at December 31, 2010.

Provision for Losses on Covered Loans

In the fourth quarter of 2010, we recorded an $11.9 million provision for losses on covered loans to reflect a decrease in the estimated present value of cash flows from the covered loan portfolio at December 31st. This provision was partially offset by an $11.3 million increase in the FDIC indemnification asset which reflects the increase in expected reimbursements under our loss sharing agreements with the FDIC. The increase in expected reimbursements was recorded in non-interest income in the fourth quarter of 2010.

Probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions) are charged to the provision for losses on covered loans, resulting in an increase to the allowance for losses on covered loans. If there are probable and significant increases in cash flows expected to be collected, the Company first will reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

For additional information about the provisions for loan losses, please see the discussion of the loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

The non-interest income we produce stems from several sources, some of which are ongoing and some of which are not. Among our ongoing sources of non-interest income are fee income in the form of retail deposit fees and charges on loans; income from our investment in BOLI; mortgage banking income, which includes income from the origination of one-to-four family loans for sale as well as servicing income; and other income, which is typically derived from various sources, including the sale of third-party investment products and the revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm.

In 2010, non-interest income totaled $337.9 million, signifying a $180.3 million increase from the year-earlier amount. Reflecting the full-year benefit of the AmTrust acquisition, mortgage banking income accounted for $183.9 million of the 2010 total, representing a year-over-year increase of $171.8 million. Income from the origination of loans represented $136.5 million of total mortgage banking income and servicing income represented the remaining $47.4 million.

The full-year benefit of our expansion was also reflected in the level of fee income recorded in 2010. At $54.6 million, fee income was up $14.5 million, or 36.2%, year-over-year.

The significance of the year-over-year increase in non-interest income becomes even more apparent when one considers that the amount of non-interest income recorded in 2009 included a $139.6 million gain on the AmTrust acquisition and a $10.1 million gain on debt repurchases and exchange, which more than offset the impact of a $96.5 million OTTI loss on securities. In contrast, our 2010 non-interest income included a $2.9 million gain on the Desert Hills acquisition and a $3.0 million gain on debt repurchases, which exceeded the impact of a $2.0 million OTTI loss on securities.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in 2010, 2009, and 2008:

	For the Year Ended December 31,
(in thousands)	2010	2009	2008
Fee income	$54,584	$40,074	$41,191
BOLI	28,015	27,406	28,644
Net gain on sale of securities	22,430	338	573
Gain on business acquisitions	2,883	139,607	—
Gain on debt repurchases/exchange	3,008	10,054	16,962
Loss on OTTI of securities	(1,971)	(96,533)	(104,317)
FDIC indemnification income	11,308	—	—
Mortgage banking income	183,883	12,129	—
Other income:
PBC	12,711	10,610	13,205
Third-party investment product sales	10,486	9,936	12,188
Other	10,586	4,018	7,083

Total other income	33,783	24,564	32,476

Total non-interest income	$337,923	$157,639	$15,529

In 2011, we anticipate that mortgage banking income will continue to be an ongoing source of non-interest income, although the amount will likely fluctuate from one quarter to the next. The level of mortgage banking income we record depends in large part on the volume of loans originated which, in turn, depends on such diverse factors as changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from our various business combinations.

In 2010, non-interest expense totaled $577.5 million, representing a $170.7 million increase from the total recorded in 2009. CDI amortization accounted for $31.3 million of the 2010 amount, having risen $8.5 million from the year-earlier level, a reflection of the CDI acquired in the AmTrust and Desert Hills acquisitions.

Largely reflecting the full-year impact of the AmTrust acquisition, operating expenses rose $162.2 million year-over-year to $546.2 million, representing 1.31% of average assets in the twelve months ended December 31, 2010. The increase stemmed from all three categories of operating expenses, including a $90.2 million increase in compensation and benefits expense to $274.9 million, a $14.3 million increase in occupancy and equipment expense to $88.1 million, and a $57.7 million increase in G&A expense to $183.3 million.

The year-over-year increase in compensation and benefits expense was largely driven by staff expansion, consistent with the growth of our franchise and the Company as a whole. In addition, the increase reflects normal salary increases and incentive stock awards that were granted to employees during 2010. The year-over-year increase in occupancy and equipment expense was primarily due to the acquisition-driven expansion of our franchise. In addition to the full-year impact of expanding our footprint and our franchise, the increase in G&A expense reflects legal and other expenses associated with the acquisition and management of foreclosed property. Furthermore, acquisition-related costs accounted for $11.5 million and $5.2 million of G&A expense in 2010 and 2009, respectively.

Notwithstanding the year-over-year increase in operating expenses, our efficiency ratio improved to 35.99% in 2010 from 36.13% in 2009. We calculate our efficiency ratio by dividing our operating expenses by the sum of our net interest income and non-interest income. In 2010, our total revenue growth exceeded the increase in operating expenses, contributing to the year-over-year improvement in our efficiency ratio.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations or operate certain subsidiaries.

Pre-tax income rose $244.3 million, or 41.2%, year-over-year, to $837.5 million for the twelve months ended December 31, 2010. Reflecting this increase, and the impact of certain changes in tax laws, income tax expense rose $102.0 million, or 52.4%, year-over-year to $296.5 million, and the effective tax rate rose to 35.40% from 32.79%. The increase in the effective tax rate was primarily attributable to the growth of our net income, which is subject to a higher marginal tax rate. In addition, the level of income tax expense in 2009 was reduced by $14.3 million in connection with the resolution of various tax audits during that year.

In August 2010, new tax laws were enacted that repealed the preferential deduction for bad debts that had been previously permitted in the determination of the Company’s New York State and City income tax liability. The laws apply retroactively to the determination of tax liability for calendar year 2010, as well as to subsequent years. In 2010, the application of these new laws added $2.1 million to our current income tax expense. However, the Company also recognized a one-time reduction in deferred income tax expense of $2.2 million during this time to reflect the higher value of the balance of New York net deferred tax assets.

In July 2009, new tax laws were enacted that conformed the New York City tax rules to those of New York State. Among these were a provision that required the inclusion of income earned by a subsidiary taxed as a REIT for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. As a result of certain earlier business combinations, we currently have six REIT subsidiaries. Although the new law provided transition relief in tax years 2009 and 2010, all taxable income of our REIT subsidiaries will be subject to New York tax in 2011. The New York City tax law added $1.5 million and $1.6 million, respectively, to our income tax expense in 2010 and 2009.

RESULTS OF OPERATIONS: 2009 and 2008

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

We also recorded a $4.3 million pre-tax gain on the strategic repurchase of certain REIT- and trust preferred securities in the fourth quarter, and a $5.7 million pre-tax gain on the exchange of our Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”) for common shares in the third quarter of 2009. Reflecting these gains, as well as the gains that stemmed from the AmTrust acquisition, our non-interest income rose to $157.6 million in 2009 from $15.5 million in 2008. On an after-tax basis, the respective gains were equivalent to $3.1 million and $3.4 million.

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

Earnings growth was somewhat constrained by a $55.3 million increase in our provision for loan losses to $63.0 million, and by a $26.3 million increase in FDIC insurance premiums, recorded in 2009 G&A expense. Although operating expenses were generally increased by the AmTrust-related expansion of our staff and operations, the impact of the increase was more than offset by the contributions of AmTrust to our 2009 earnings and by the potential for continued earnings and revenue growth in future periods.

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

Net Interest Income

Net interest income rose 34.0% in 2009, to $905.3 million, from $675.5 million in 2008. The level of net interest income in 2008 was reduced by a debt repositioning charge of $39.6 million in connection with the prepayment of $700.0 million of wholesale borrowings.

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

Provision for Loan Losses

Based on management’s assessment of the allowance for loan losses, we increased our loan loss provision to $63.0 million in 2009 from $7.7 million in 2008. The 2009 provision exceeded the year’s net charge-offs by $33.1 million; as a result, the allowance for loan losses rose to $127.5 million at December 31, 2009 from $94.4 million at December 31, 2008.

For additional information about the provision for loan losses, please see the discussion of the allowance for loan losses under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

In 2009, the combined non-interest income from fee income, BOLI income, and other income declined to $92.0 million from $102.3 million in 2008. While fee income and BOLI income declined modestly year-over-year, to $40.1 million and $27.4 million, respectively, other income declined by $7.9 million to $24.6 million, primarily reflecting reductions in revenues from the sale of third-party investment products and the revenues produced by PBC. Also included in other non-interest income in 2009 was a $3.1 million gain on the termination of a mortgage servicing hedge that was acquired in the AmTrust acquisition.

In addition to the non-interest income produced by fee income, BOLI income, and other income, we recorded mortgage banking income of $12.1 million that was generated by the mortgage banking operation acquired in the AmTrust acquisition, and a $139.6 million gain on the AmTrust acquisition, in 2009. The gain reflects the degree to which the fair value of the assets acquired in the AmTrust acquisition exceeded the fair value of the liabilities assumed. Please see Note 3, “Business Combinations,” within Item 8, “Financial Statements and Supplementary Data.”

We also recorded a $10.1 million gain on the repurchase of certain REIT- and trust preferred securities in the fourth quarter and on the exchange of BONUSES units in the third quarter of the year. Although the gain on debt repurchases/exchange we recorded in 2009 was $6.9 million less than the gain on debt repurchase recorded in 2008, our 2009 OTTI losses were $7.8 million less than the OTTI losses recorded in the prior year. OTTI losses of $9.7 million in 2009 related to non-credit factors and were therefore charged to AOCL in accordance with the accounting requirements described on page 72 under “Securities.”

This combination of factors resulted in our recording 2009 non-interest income of $157.6 million, in contrast to $15.5 million in 2008.

Non-Interest Expense

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

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009:

	2010				2009
(in thousands, except per share data)	4th(1)	3rd(2)	2nd(3)	1st(4)	4th(5)	3rd(6)	2nd(7)	1st
Net interest income	$304,990	$286,188	$294,201	$294,584	$254,465	$226,360	$217,585	$206,915
Provision for loan losses	28,903	32,000	22,000	20,000	30,000	15,000	12,000	6,000
Non-interest income (loss)	103,260	107,103	72,516	55,044	138,102	15,072	(17,711)	22,176
Non-interest expense	148,305	151,089	141,371	136,747	114,335	95,479	107,403	89,598

Income before income taxes	231,042	210,202	203,346	192,881	248,232	130,953	80,471	133,493
Income tax expense	81,210	74,593	71,919	68,732	93,296	32,380	24,023	44,804

Net income	$149,832	$135,609	$131,427	$124,149	$154,936	$98,573	$56,448	$88,689

Basic earnings per share	$0.34	$0.31	$0.30	$0.29	$0.41	$0.28	$0.16	$0.26

Diluted earnings per share	$0.34	$0.31	$0.30	$0.29	$0.41	$0.28	$0.16	$0.26

(1)	Includes pre-tax acquisition-related costs of $6.3 million that were recorded in non-interest expense. Also includes a pre-tax gain on the sale of securities of $22.4 million that was recorded in non-interest income. On an after-tax basis, the net effect of these items increased our fourth quarter 2010 net income by $9.7 million, or $0.02 per diluted share.
(2)	Includes pre-tax acquisition-related costs of $2.1 million that were recorded in non-interest expense. Also includes a pre-tax gain on debt repurchases of $2.4 million that was recorded in non-interest income. On an after-tax basis, the net effect of these items increased our third quarter 2010 net income by $1.2 million.
(3)	Includes pre-tax acquisition-related costs of $456,000 that were recorded in non-interest expense. Also includes a pre-tax gain on business acquisition from the Desert Hills acquisition of $2.9 million that was recorded in non-interest income. On an after-tax basis, the net effect of these items increased our second quarter 2010 net income by $1.5 million.
(4)	Includes pre-tax acquisition-related costs of $2.7 million that were recorded in non-interest expense. On an after-tax basis, these costs reduced our first quarter 2010 net income by $1.7 million.
(5)	Includes a $139.6 million pre-tax bargain purchase gain on the AmTrust acquisition, a $4.3 million pre-tax gain on debt repurchase, and a $3.1 million pre-tax gain on the termination of a servicing hedge. Also includes a $96.5 million pre-tax OTTI loss on securities. On an after-tax basis, the net effect of these items, all of which were recorded in non-interest income, increased our fourth quarter 2009 net income by $57.2 million, or $0.15 per diluted share.
(6)	Includes a $13.3 million, or $0.04 per diluted share, adjustment to income tax expense from the resolution of certain tax audits, together with a $5.7 million pre-tax gain on the exchange of BONUSES units for common stock and a pre-tax OTTI loss of $13.3 million, both of which were recorded in non-interest income. On an after-tax basis, the net effect of these items increased our third quarter 2009 net income by $8.4 million, or $0.02 per diluted share.
(7)	Includes a pre-tax OTTI loss of $39.7 million, recorded in non-interest income, and a pre-tax FDIC special assessment of $14.0 million, recorded in non-interest expense. On an after-tax basis, the combined charges reduced our second quarter 2009 earnings by $32.6 million, or $0.09 per diluted share.

IMPACT OF INFLATION

The consolidated financial statements and notes thereto presented in this report have been prepared in accordance with GAAP, which requires that we measure our financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of a bank’s assets and liabilities are monetary in nature. As a result, the impact of interest rates on our performance is greater than the impact of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, “Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data,” for a discussion of the impact of recent accounting pronouncements on our financial condition and results of operations.

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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and CDI, and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include AOCL. AOCL consists of after-tax net unrealized losses on securities and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to earlier in this report and below as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

Neither tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, adjusted tangible assets, nor the related tangible capital measures, should be considered in isolation or as a substitute for stockholders’ equity or any other capital measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP capital measures may differ from that of other companies reporting measures of capital with similar names.

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related measures at December 31, 2010 and 2009 follow:

	December 31,
(dollars in thousands)	2010	2009
Total stockholders’ equity	$5,526,220	$5,366,902
Less: Goodwill	(2,436,159)	(2,436,401)
Core deposit intangibles	(77,734)	(105,764)

Tangible stockholders’ equity	$3,012,327	$2,824,737

Total assets	$41,190,689	$42,153,869
Less: Goodwill	(2,436,159)	(2,436,401)
Core deposit intangibles	(77,734)	(105,764)

Tangible assets	$38,676,796	$39,611,704

Stockholders’ equity to total assets	13.42%	12.73%

Tangible stockholders’ equity to tangible assets	7.79%	7.13%

Tangible stockholders’ equity	$3,012,327	$2,824,737
Add back: AOCL	45,695	49,903

Adjusted tangible stockholders’ equity	$3,058,022	$2,874,640

Tangible assets	$38,676,796	$39,611,704
Add back: AOCL	45,695	49,903

Adjusted tangible assets	$38,722,491	$39,661,607

Adjusted tangible stockholders’ equity to adjusted tangible assets	7.90%	7.25%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents our primary market risk. Changes in market interest rates represent the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Boards of Directors and management monitor interest rate sensitivity on a regular or as needed basis so that adjustments to the asset and liability mix can be made when deemed appropriate.

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

To manage our interest rate risk in 2010, we continued to pursue the core components of our business model and engaged in a number of specific strategies to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities sales and repayments to fund our loan production, as well as our more limited investments in GSE securities; (3) We enhanced our funding mix by assuming Desert Hills’ deposits; (4) We continued to capitalize on the historically low level of the federal funds target rate to reduce our retail funding costs; and (5) We utilized a portion of the cash received in our FDIC-assisted acquisitions to reduce our balance of wholesale borrowings.

Our mortgage banking operation originates agency-conforming one-to-four family loans for sale to GSEs. As a result, we have certain interest rate lock commitments to fund residential mortgage loans at specified rates and for a specific period of time. These commitments are considered derivative financial instruments and are carried at fair value. Gains and losses due to changes in the fair value of the derivatives are recognized in current-period earnings.

We enter into forward commitments to sell fixed rate mortgage-backed securities to protect against changes in the prices of conforming fixed rate loans held for sale. Most forward commitments to sell are entered into with primary dealers. Entering into commitments to fund loans or mortgage-backed securities can pose a risk if we are not able to deliver the loans or securities on the appropriate delivery dates. If this occurs, we may be required to pay a fee to the buyer.

We retain the servicing on the majority of the loans that we sell, and thus recognize an MSR asset. We estimate prepayment rates based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the servicing portfolio. Generally, when market interest rates decline, prepayments increase as customers refinance their existing mortgages under more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, the anticipated cash flows associated with servicing these loans are terminated or reduced, resulting in a reduction to the fair value of the capitalized MSRs. To mitigate the prepayment risk inherent in MSRs, we could sell the servicing of the loans we originate, and thus minimize the potential for earnings volatility.

We also invest in exchange-traded derivative financial instruments that are expected to experience opposite and offsetting changes in fair value as related to the value of the MSRs. MSRs are recorded at fair value, with changes in fair value recorded in current-period earnings.

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

At December 31, 2010, our one-year gap was a positive 1.72%, as compared to a negative 1.63% at December 31, 2009. The transition from a modestly negative gap to a modestly positive gap primarily reflects the increase in loans held for sale at year-end 2010.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2010 on the basis of contractual maturities, anticipated prepayments (including anticipated calls on wholesale borrowings), and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 22% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Based on the information and assumptions in effect at December 31, 2010, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

Interest Rate Sensitivity Analysis

	At December 31, 2010
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$4,584,091	$5,499,386	$10,409,131	$5,433,686	$1,493,467	$1,168,248	$28,588,009
Mortgage-related securities(2)(3)	224,812	596,044	1,292,161	660,375	595,625	95,479	3,464,496
Other securities and money market investments(2)	2,316,415	16,875	487,330	486,765	177,769	19,389	3,504,543

Total interest-earning assets	7,125,318	6,112,305	12,188,622	6,580,826	2,266,861	1,283,116	35,557,048

INTEREST-BEARING LIABILITES:
NOW and money market accounts	3,133,553	577,693	1,148,868	782,073	1,898,307	695,331	8,235,825
Savings accounts	568,944	125,956	311,111	280,778	1,445,808	1,153,188	3,885,785
Certificates of deposit	1,944,486	4,248,432	1,461,568	174,045	6,630	—	7,835,161
Borrowed funds	1,316,751	612,100	1,078,809	701,329	9,574,679	252,448	13,536,116

Total interest-bearing liabilities	6,963,734	5,564,181	4,000,356	1,938,225	12,925,424	2,100,967	33,492,887

Interest rate sensitivity gap per period(4)	$161,584	$548,124	$8,188,266	$4,642,601	$(10,658,563)	$(817,851)	$2,064,161

Cumulative interest rate sensitivity gap	$161,584	$709,708	$8,897,974	$13,540,575	$2,882,012	$2,064,161

Cumulative interest rate sensitivity gap as a percentage of total assets	0.39%	1.72%	21.60%	32.87%	7.00%	5.01%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	102.32%	105.67%	153.83%	173.33%	109.18%	106.16%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV as of December 31, 2010:

(dollars in thousands)
Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$41,892,747	$36,967,903	$4,924,844	$—	—%
+100	41,048,950	36,530,225	4,518,725	(406,119)	(8.25)
+200	40,376,097	36,137,987	4,238,110	(686,734)	(13.94)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Net Interest Income Simulation

In addition to the analyses of gap and NPV, we utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on our future levels of financial assets and liabilities. The assumptions used in this simulation are inherently uncertain. Actual results may differ significantly from those presented in the table that follows, due to several factors, including the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; prepayments; and any actions taken to counter the effects of any such changes.

Based on the information and assumptions in effect at December 31, 2010, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase in interest rates during such time:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	1.51%
+100 over one year	0.40

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2010	2009
ASSETS:
Cash and cash equivalents	$1,927,542	$2,670,857
Securities:
Available-for-sale ($500,811 and $904,255 pledged, respectively)	652,956	1,518,646
Held to maturity ($3,881,139 and $4,023,746 pledged, respectively) (fair value of $4,157,322 and $4,249,662, respectively)	4,135,935	4,223,597

Total securities	4,788,891	5,742,243

Non-covered loans held for sale	1,207,077	—
Non-covered loans held for investment, net of deferred loan fees and costs	23,707,494	23,376,599
Less: Allowance for losses on non-covered loans	(158,942)	(127,491)

Non-covered loans held for investment, net	23,548,552	23,249,108
Covered loans (includes $351.3 million of loans held for sale at December 31, 2009)	4,297,869	5,016,100
Less: Allowance for losses on covered loans	(11,903)	—

Covered loans, net	4,285,966	5,016,100

Total loans, net	29,041,595	28,265,208
Federal Home Loan Bank stock, at cost	446,014	496,742
Premises and equipment, net	233,694	205,165
FDIC loss share receivable	814,088	743,276
Goodwill	2,436,159	2,436,401
Core deposit intangibles, net	77,734	105,764
Bank-owned life insurance	742,481	715,962
Other real estate owned (includes $62,412 covered by FDIC loss sharing agreements at December 31, 2010)	90,478	15,205
Other assets	592,013	757,046

Total assets	$41,190,689	$42,153,869

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$8,235,825	$7,706,288
Savings accounts	3,885,785	3,788,294
Certificates of deposit	7,835,161	9,053,891
Non-interest-bearing accounts	1,852,280	1,767,938

Total deposits	21,809,051	22,316,411
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	8,375,659	8,955,769
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	12,500,659	13,080,769
Junior subordinated debentures	426,992	427,371
Other borrowings	608,465	656,546

Total borrowed funds	13,536,116	14,164,686
Other liabilities	319,302	305,870

Total liabilities	35,664,469	36,786,967

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 435,646,845 shares and 433,197,332 shares issued and outstanding, respectively)	4,356	4,332
Paid-in capital in excess of par	5,285,715	5,238,231
Retained earnings	281,844	175,193
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	—	(951)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax	12,600	(457)
Net unrealized losses on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities and securities transferred from available for sale to held to maturity, net of tax	(20,572)	(9,744)
Net unrealized loss on pension and post-retirement obligations, net of tax	(37,723)	(39,702)

Total accumulated other comprehensive loss, net of tax	(45,695)	(49,903)

Total stockholders’ equity	5,526,220	5,366,902

Total liabilities and stockholders’ equity	$41,190,689	$42,153,869

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008
INTEREST INCOME:
Mortgage and other loans	$1,669,871	$1,325,601	$1,260,291
Securities and money market investments	243,923	309,011	344,838

Total interest income	1,913,794	1,634,612	1,605,129

INTEREST EXPENSE:
NOW and money market accounts	56,991	33,788	54,599
Savings accounts	20,833	15,859	22,179
Certificates of deposit	138,716	163,168	271,615
Borrowed funds	517,291	516,472	581,241

Total interest expense	733,831	729,287	929,634

Net interest income	1,179,963	905,325	675,495
Provision for losses on non-covered loans	91,000	63,000	7,700
Provision for losses on covered loans	11,903	—	—

Net interest income after provisions for loan losses	1,077,060	842,325	667,795

NON-INTEREST INCOME:
Total loss on OTTI of securities	(26,456)	(106,248)	(104,317)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	24,485	9,715	—

Net loss on OTTI recognized in earnings	(1,971)	(96,533)	(104,317)
Fee income	54,584	40,074	41,191
Bank-owned life insurance	28,015	27,406	28,644
Net gain on sales of securities	22,430	338	573
Gain on business acquisitions	2,883	139,607	—
Gain on debt repurchases/exchange	3,008	10,054	16,962
FDIC indemnification income	11,308	—	—
Mortgage banking income	183,883	12,129	—
Other income	33,783	24,564	32,476

Total non-interest income	337,923	157,639	15,529

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	274,864	184,692	169,970
Occupancy and equipment	88,070	73,724	70,654
General and administrative	183,312	125,587	80,194

Total operating expenses	546,246	384,003	320,818
Debt repositioning charge	—	—	285,369
Amortization of core deposit intangibles	31,266	22,812	23,343

Total non-interest expense	577,512	406,815	629,530

Income before income taxes	837,471	593,149	53,794
Income tax expense (benefit)	296,454	194,503	(24,090)

Net income	$541,017	$398,646	$77,884

Other comprehensive income , net of tax:
Change in net unrealized gain (loss) on securities and non-credit portion of OTTI losses on securities	2,229	27,601	(22,376)
Change in pension and post-retirement obligations	1,979	10,405	(43,628)

Total comprehensive income, net of tax	$545,225	$436,652	$11,880

Basic earnings per share	$1.24	$1.13	$0.23

Diluted earnings per share	$1.24	$1.13	$0.23

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2010	2009	2008
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$4,332	$3,450	$3,238
Shares issued for exercise of stock options (308,173; 38,093; and 1,415,990, respectively)	3	—	14
Shares issued for restricted stock awards (374,858; 1,184,166; and 1,881,850, respectively)	4	12	19
Shares issued in stock offerings (0; 69,000,000; and 17,871,000, respectively)	—	690	179
Shares issued for debt exchange (4,756,444 in 2009)	—	48	—
Shares issued in connection with the direct stock purchase feature of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) (1,766,482; 13,233,518; and 0, respectively)	17	132	—

Balance at end of year	4,356	4,332	3,450

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	5,238,231	4,181,599	3,812,718
Allocation of ESOP stock	3,924	2,718	4,702
Exercise of stock options	2,549	414	15,714
Shares issued for restricted stock awards, net of forfeitures	(1,145)	(1,245)	(18)
Compensation expense related to restricted stock awards	10,889	9,490	7,887
Shares issued for debt exchange	—	39,105	—
Shares issued in connection with the direct stock purchase feature of the DRP	28,918	147,118	—
Shares issued in common stock offerings	—	864,208	338,974
Net effect of issuance and exercise of FDIC equity appreciation instrument, net of tax effects	—	(9,186)	—
Tax effect of stock plans	2,349	4,010	1,574
Exercise of warrants related to BONUSES Units	—	—	48

Balance at end of year	5,285,715	5,238,231	4,181,599

RETAINED EARNINGS:
Balance at beginning of year	175,193	123,511	390,757
Net income	541,017	398,646	77,884
Dividends paid on common stock ($1.00 per share in each year)	(434,366)	(347,554)	(333,509)
Effect of accounting change regarding bank-owned life insurance	—	—	(12,709)
Effect of accounting change regarding pension and post-retirement benefits measurement date	—	—	1,088
Adjustment for the cumulative effect of a change in accounting for OTTI, net of tax	—	590	—

Balance at end of year	281,844	175,193	123,511

TREASURY STOCK:
Balance at beginning of year	—	—	—
Purchase of common stock (248,385; 114,302; and 115,416 shares, respectively)	(4,054)	(1,311)	(2,208)
Exercise of stock options (176,043; 6,867; and 115,416 shares, respectively)	2,913	78	2,208
Shares issued for restricted stock awards (72,342; 107,435; and 0 shares, respectively)	1,141	1,233	—

Balance at end of year	—	—	—

UNALLOCATED COMMON STOCK HELD BY ESOP:
Balance at beginning of year	(951)	(1,995)	(3,085)
Earned portion of ESOP	951	1,044	1,090

Balance at end of year	—	(951)	(1,995)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(49,903)	(87,319)	(21,315)
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $17,134; $16,648; and $55,795, respectively	25,404	(25,659)	(87,269)
Adjustment for the cumulative effect of a change in accounting for OTTI, net of tax of $377	—	(590)	—
Non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $9,656; $3,886; and $0, respectively	(14,829)	(5,829)	—
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $2,557; $513; and $1,606, respectively	3,927	779	2,505
Change in pension and post-retirement obligations, net of tax of $1,334; $6,981; and $27,891, respectively	1,979	10,405	(43,628)
Less: Reclassification adjustment for sales of securities and loss on OTTI of securities, net of tax of $8,186; $37,885; and $41,356, respectively	(12,273)	58,310	62,388

Other comprehensive income (loss), net of tax	4,208	37,416	(66,004)

Balance at end of year	(45,695)	(49,903)	(87,319)

Total stockholders’ equity	$5,526,220	$5,366,902	$4,219,246

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$541,017	$398,646	$77,884
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	102,903	63,000	7,700
Depreciation and amortization	20,112	19,982	19,731
Amortization of premiums (accretion of discounts), net	3,642	(4,109)	(19,946)
Net change in net deferred loan origination costs and fees	3,288	(3,781)	5,448
Amortization of core deposit intangibles	31,266	22,812	23,343
Net gain on sale of securities	(22,430)	(338)	(573)
Net gain on sale of loans	(137,361)	(10,470)	(326)
Gain on business acquisitions	(2,883)	(139,607)	—
Stock plan-related compensation	15,764	13,252	13,680
Loss on OTTI of securities recognized in earnings	1,971	96,533	104,317
Changes in assets and liabilities:
Decrease (increase) in deferred tax asset, net	36,396	(14,916)	(31,095)
Decrease (increase) in other assets	59,774	(97,805)	(75,596)
Increase (decrease) in other liabilities	9,214	(89,146)	120,193
Origination of loans held for sale	(10,864,188)	(888,527)	(47,385)
Proceeds from sale of loans originated for sale	10,135,124	846,120	47,375

Net cash (used in) provided by operating activities	(66,391)	211,646	244,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	4,117,849	2,469,068	2,295,852
Proceeds from repayment of securities available for sale	872,548	201,245	230,016
Proceeds from sale of securities available for sale	23,098	10,338	11,543
Purchase of securities held to maturity	(4,034,384)	(1,808,546)	(2,735,893)
Purchase of securities available for sale	—	—	(12,320)
Net redemption of Federal Home Loan Bank stock	54,315	14,829	22,090
Net decrease (increase) in loans	170,171	(1,157,703)	(1,886,497)
Purchase of loans	—	—	(45,500)
Proceeds from sale of loans	—	—	25,035
Purchase of premises and equipment, net	(48,641)	(7,385)	(22,587)
Net cash acquired in business combinations	140,895	4,029,729	—

Net cash provided by (used in) investing activities	1,295,851	3,751,575	(2,118,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(898,001)	(266,380)	1,139,847
Net increase (decrease) in short-term borrowed funds	500,000	(1,012,900)	1,012,900
Net decrease in long-term borrowed funds	(1,173,074)	(860,783)	(431,887)
Tax effect of stock plans	2,349	4,010	1,574
Cash dividends paid on common stock	(434,366)	(347,554)	(333,509)
Treasury stock purchases	(4,054)	(1,311)	(2,208)
Net cash received from stock option exercises	5,436	465	15,041
Cash used for exercise of FDIC equity appreciation instrument	—	(23,275)	—
Net cash received from warrant exercises	—	—	73
Proceeds from issuance of common stock, net	28,935	1,012,148	339,153

Net cash (used in) provided by financing activities	(1,972,775)	(1,495,580)	1,740,984

Net (decrease) increase in cash and cash equivalents	(743,315)	2,467,641	(132,527)
Cash and cash equivalents at beginning of year	2,670,857	203,216	335,743

Cash and cash equivalents at end of year	$1,927,542	$2,670,857	$203,216

Supplemental information:
Cash paid for interest	$790,233	$715,619	$950,637
Cash paid for income taxes	307,850	182,767	13,121
Non-cash investing and financing activities:
Exchange of debt for common stock	$—	$39,153	$—
Mortgage loans securitized and transferred to mortgage-related securities available for sale	—	—	71,307
Transfers to other real estate owned from loans	82,374	14,372	982

Note: Excluding the core deposit intangible and FDIC loss share receivable, the fair values of non-cash assets acquired, and of liabilities assumed, in the acquisition of Desert Hills Bank on March 26, 2010 were $230.5 million and $442.5 million, respectively. Excluding the core deposit intangible and FDIC loss share receivable, the fair values of non-cash assets acquired, and of liabilities assumed, in the acquisition of AmTrust Bank on December 4, 2009 were $6.2 billion and $10.9 billion, respectively.

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

The Company changed its name to New York Community Bancorp, Inc. on November 21, 2000 in anticipation of completing the first of eight business combinations that expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and seven counties in the northern and central parts of New Jersey. The Company expanded beyond this region to south Florida, northeast Ohio, and central Arizona through its FDIC-assisted acquisition of certain assets and its assumption of certain liabilities of AmTrust Bank in December 2009, and extended its Arizona franchise through its FDIC-assisted acquisition of certain assets and its assumption of certain liabilities of Desert Hills Bank in March 2010.

Reflecting this strategy of growth through acquisitions, the Community Bank currently operates 242 branches, four of which operate directly under the Community Bank name. The remaining 238 branches operate through seven divisional banks—Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York), Garden State Community Bank in New Jersey, AmTrust Bank in Florida and Arizona, and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 34 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 17 branches that operate under the name “Atlantic Bank.”

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements with original maturities of less than 90 days. At December 31, 2010 and 2009, the Company’s cash and cash equivalents totaled $1.9 billion and $2.7 billion, respectively. Included in cash and cash equivalents at those dates were $1.2 billion and $2.5 billion of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2010 and 2009 were federal funds sold of $870,000 and $3.1 million, respectively. In addition, the Company had $550.0 million in reverse repurchase agreements outstanding at December 31, 2010.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company was required to maintain reserves with the Federal Reserve Bank of New York of $100.9 million and $93.4 million, respectively, at December 31, 2010 and 2009, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

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

Prior to April 1, 2009, when the decline in fair value below an investment’s carrying amount was deemed to be other than temporary, the investment was written down to fair value and the full amount of the write-down was charged to earnings. A decline in fair value of an investment was deemed to be other than temporary if the Company did not expect to recover the carrying amount of the investment or the Company did not have the intent and ability to hold the investment to the anticipated recovery of its amortized cost. Effective April 1, 2009, with the adoption of revised OTTI accounting requirements issued by the Financial Accounting Standards Board (the “FASB”), unless the Company has the intent to sell, or it is more likely than not that it will be required to sell a security before recovery, an OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. The decline in value attributable to factors other than credit is charged to accumulated other comprehensive loss, net of tax (“AOCL”). If there is a decline in fair value of a security below its carrying amount and the Company has the intent to sell it, or it is more likely than not that it will be required to sell the security before recovery, the entire amount of the decline in fair value will be charged to earnings.

Premiums and discounts on securities are amortized to expense and accreted to income over the remaining period to contractual maturity, using a method that approximates the interest method, and are adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of New York (the “FHLB-NY”), the Company is required to hold shares of FHLB stock. The Company’s holding requirement varies based on its activities, primarily its outstanding borrowings from the FHLB-NY. Additionally, in connection with the FDIC-assisted acquisitions of certain assets and liabilities of AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”), the Company acquired stock in the FHLBs of Cincinnati and San Francisco, respectively. The Company’s investment in FHLB stock is carried at cost. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The factors considered include, among other things, significant deterioration in earnings performance, credit rating, or asset quality; significant adverse changes in the regulatory or economic environment; and other factors that raise significant concerns about the creditworthiness and the ability of an FHLB to continue as a going concern.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowance for loan losses. One-to-four family loans held for sale are either (1) originated on a pass-through basis, with applications being taken and processed by a third-party conduit, after which the loans are sold to the conduit or its affiliates, servicing-released and without recourse; or (2) originated through the mortgage banking operation acquired in the AmTrust acquisition for sale to government-sponsored enterprises (“GSEs”), servicing retained. The loans originated by the mortgage banking operation are carried at fair value. The loans originated on a pass-through basis are carried at the lower of aggregate cost or aggregate fair value.

The Company recognizes interest income on non-covered loans using the interest method over the life of the loan. Using this method, the Company defers certain loan origination and commitment fees, and certain loan origination costs, and amortizes the net fee or cost as an adjustment to the loan yield over the term of the related loan. When a loan is sold or repaid, the remaining net unamortized fee or cost is recognized in interest income.

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

The allowance for losses on non-covered loans is increased by provisions for losses on non-covered loans that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Non-covered loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each. In addition, except as otherwise noted below, the process for establishing the allowance for losses on non-covered loans is the same for each of the Community Bank and the Commercial Bank. In determining the respective allowances for losses on non-covered loans, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with conservative guidelines established by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowances for losses on non-covered loans are established based on the Company’s evaluation of the probable inherent losses in its portfolio of non-covered loans in accordance with GAAP. The allowances for loan losses are comprised of both specific valuation allowances and general valuation allowances that are determined in accordance with FASB accounting guidance.

Specific valuation allowances are established based on the Company’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The Company applies this classification as necessary to loans individually evaluated for impairment in the portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans are evaluated for impairment on a collective rather than an individual basis. The Company generally measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs, or the present value of the expected cash flows is less than the recorded investment in the loan. Interest income recorded on impaired non-covered loans is not materially different from cash-basis interest income.

The Company also follows a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying the Company’s loan loss provisioning methodology, and reflect the inherent risk in loans outstanding. The loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use in order to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories. The Company’s historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to, the following:

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

By considering the factors discussed above, the Company determines quantified risk factors that are applied to each non-impaired loan or loan type in the non-covered loan portfolio to determine the general valuation allowances.

The time periods considered for historical loss experience continue to be the last three years and the current period. The Company also evaluates the sufficiency of the overall allocations used for the loan loss allowances by considering the loss experience in the most recent calendar year and the current period.

The process of establishing the non-covered loan loss allowances also involves:

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

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors (the “Mortgage Committee”) or the Credit Committee of the Board of Directors of the Commercial Bank (the “Credit Committee”), as applicable.

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

The Company has elected to account for the loans acquired in the AmTrust and Desert Hills acquisitions based on expected cash flows (Please see Note 3, “Business Combinations,” for further information regarding these acquisitions). This election is in accordance with FASB Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, the Company will maintain the integrity of a pool of multiple loans accounted for as a single asset.

FDIC Loss Share Receivable

The FDIC loss share receivable is initially recorded at fair value and is measured separately from the covered loans acquired in the AmTrust and Desert Hills acquisitions as it is not contractually embedded in any of the covered loans. The loss share receivable related to estimated future loan losses is not transferable should the Company sell a loan prior to foreclosure or maturity. The fair value of the loss share receivable represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

The FDIC loss share receivable will be reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition-date estimates will result in an increase in the FDIC loss share receivable. Conversely, if realized losses are less than acquisition-date estimates, the FDIC loss share receivable will be reduced.

Decreases in estimated reimbursements from the FDIC, if any, will be recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the loss sharing agreement); related additions to the accretable yield on the covered loans will be recognized in income prospectively over the lives of the loans. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for credit losses for the related loans is recognized.

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. As each of the Company’s operating segments is comprised of only one component, goodwill will be tested for impairment at the segment level. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting segment for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting segment, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting segment was being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting segment, there is no impairment. If the carrying amount of goodwill assigned to a reporting segment exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting segment, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. Differences in the identification of reporting segments and in valuation techniques could result in materially different evaluations of impairment.

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting segments: Banking Operations and Residential Mortgage Banking. As of December 31, 2010, all of the Company’s recorded goodwill had resulted from prior acquisitions and, accordingly, was attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as it was acquired in the Company’s FDIC-assisted AmTrust acquisition, which resulted in a bargain purchase gain. In order to perform the annual goodwill impairment test, the Company determined the carrying value of the Banking Operations segment as the carrying value of the Company and compared it to the fair value of the Banking Operations segment as the fair value of the Company. Please see Note 19, “Segment Reporting,” for a detailed discussion of the Residential Mortgage Banking segment.

The Company performed its annual goodwill impairment test as of December 31, 2010, and found no indication of goodwill impairment at that date.

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2010, 2009, or 2008. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

Premises and Equipment, Net

Premises, furniture, fixtures, and equipment are carried at cost, less the accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets (generally 20 years for premises and three to ten years for furniture, fixtures, and equipment). Leasehold improvements are carried at cost less the accumulated amortization computed on a straight-line basis over the shorter of the related lease term or the estimated useful life of the improvement.

Depreciation and amortization are included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $20.1 million, $20.0 million, and $19.7 million, respectively, for the years ended December 31, 2010, 2009, and 2008.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are reported at the lower of cost or fair value, less the estimated selling costs, at the date of acquisition. “Cost” represents the unpaid balance of the loan at the acquisition date plus the expenses incurred to bring the property to a saleable condition, when appropriate. Following foreclosure, management periodically performs a valuation of the property, and the real estate is carried at the lower of the carrying amount or fair value, less the estimated selling costs. Revenues and expenses from operations and changes in the valuation allowance, if any, are included in “general and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2010 and 2009, the Company had other real estate owned (“OREO”) of $90.5 million and $15.2 million, respectively. Included in the December 31, 2010 amount is OREO of $62.4 million that is covered under an FDIC loss sharing agreement.

There were no valuation allowances for OREO at December 31, 2010, 2009, or 2008, and no provisions for the years ended at those dates.

Income Taxes

Income tax expense (benefit) consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company assesses the deferred tax assets and establishes a valuation allowance when realization of a deferred asset is not considered to be “more likely than not.” The Company considers its expectation of future taxable income in evaluating the need for a valuation allowance.

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

Stock Options and Incentives

The Company did not grant any stock options during the years ended December 31, 2010, 2009, or 2008. As all previously issued stock options had vested prior to 2008, there were no unvested stock options outstanding at any time during those years, and no compensation and benefits expense relating to stock options recorded.

Under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006, shares are available for grant as stock options, restricted stock, or other forms of related rights. At December 31, 2010, the Company had 4,615,558 shares available for grant under the 2006 Stock Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, please see Note 13, “Stock-Related Benefit Plans.”

Retirement Plans

The Company’s pension benefit obligations and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts in accordance with GAAP. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company in its evaluation include retirement patterns, mortality, turnover, and the rate of compensation increase.

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

In June 2008, the FASB issued accounting guidance, which the Company adopted on January 1, 2009, relating to participating securities, which clarified the treatment of such securities for EPS computation purposes. Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards (i.e., including on the unvested portion of such awards). Since these dividends are non-forfeitable, the unvested awards are considered participating securities and will have earnings allocated to them.

The following table presents the Company’s computation of basic and diluted EPS for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2010	2009	2008
Net income	$541,017	$398,646	$77,884
Less: Dividends paid on and earnings allocated to participating securities	(3,116)	(2,251)	(1,266)

Earnings applicable to common stock	$537,901	$396,395	$76,618

Weighted average common shares outstanding	433,740,639	351,869,427	334,657,211

Basic earnings per common share	$1.24	$1.13	$0.23

Earnings applicable to common stock	$537,901	$396,395	$76,618

Weighted average common shares outstanding	433,740,639	351,869,427	334,657,211
Potential dilutive common shares (1)	445,860	69,626	713,854

Total shares for diluted earnings per share computation	434,186,499	351,939,053	335,371,065

Diluted earnings per common share and common share equivalents	$1.24	$1.13	$0.23

(1)	Options to purchase 2,815,862 shares, 12,742,326 shares, and 2,848,931 shares, respectively, of the Company’s common stock that were outstanding as of December 31, 2010, 2009, and 2008, at respective weighted average exercise prices of $19.19, $15.76, and $19.21, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2010 and 2009, the Company’s investment in BOLI was $742.5 million and $716.0 million, respectively. The Company’s investment in BOLI generated income of $28.0 million, $27.4 million, and $28.6 million, respectively, during the years ended December 31, 2010, 2009, and 2008.

Impact of Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in ASU No. 2011-01 was effective upon issuance.

In July 2010, the FASB issued ASU No. 2010-20 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures, and to provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU No. 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. For further details on the Company’s credit quality disclosures, please refer to Note 2, “Summary of Significant Accounting Polices;” Note 5, “Loans;” and Note 6, “Allowance for Loan Losses.”

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” which impacted ASC 310-30. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This update became effective for the Company for the interim reporting period beginning after June 15, 2010, and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an update that requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. For further details on the Company’s fair value measurements and disclosures, please see Note 14, “Fair Value Measurements.”

Effective January 1, 2010, the Company adopted the amended guidance on the consolidation of variable interest entities in ASC Topic 810, “Consolidations.” This guidance affects all entities and enterprises currently within its scope, as well as qualifying special purpose entities that were previously outside of its scope, and is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3: BUSINESS COMBINATIONS

AmTrust Bank

On December 4, 2009, the Community Bank acquired certain assets and assumed certain liabilities of AmTrust from the FDIC in an FDIC-assisted transaction (the “AmTrust acquisition”). Headquartered in Cleveland, Ohio, AmTrust was a savings bank that operated 29 branches in Ohio, 25 branches in Florida, and 12 branches in Arizona.

The purpose of the AmTrust acquisition was to expand the Company’s footprint into new markets, and to enhance its funding mix with the acquisition of low-cost core deposits.

As part of the Purchase and Assumption Agreement between the Community Bank and the FDIC in connection with the AmTrust acquisition, the Community Bank entered into loss sharing agreements, in accordance with which the FDIC will cover a substantial portion of any losses on the acquired loans. The acquired loans that are subject to the loss sharing agreements are collectively referred to as “covered loans.” Under the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Community Bank for 80% of losses up to a specified threshold and 95% of losses in excess of that threshold with respect to the covered loans. The Community Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Community Bank 80% reimbursement, and for 95% of recoveries with respect to losses for which the FDIC paid the Community Bank 95% reimbursement under the loss sharing agreements. The expected net reimbursements under the loss sharing agreements were recorded as an indemnification asset (an “FDIC loss share receivable”) at an estimated fair value of $740.0 million on the acquisition date. The loss sharing agreements are subject to the Company following certain servicing procedures, as specified in the loss sharing agreements with the FDIC.

Furthermore, the Community Bank has agreed to pay to the FDIC, on January 18, 2020 (the “True-Up Measurement Date”), half of the amount, if positive, calculated as (1) $181,400,000 minus (2) the sum of (a) 25% of the asset discount bid made in connection with the AmTrust acquisition; (b) 25% of the Cumulative Shared-Loss Payments (as defined below); and (c) the sum of the period servicing amounts for every consecutive twelve-month period prior to, and ending on, the True-Up Measurement Date in respect of each of the shared-loss agreements during which the applicable shared-loss agreement is in effect (with such period servicing amounts to equal, for any twelve-month period with respect to which each of the shared loss agreements during which such shared loss agreement is in effect, the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period and 1%). For the purposes of the above calculation, “Cumulative Shared-Loss Payments” means (i) the aggregate of all of the payments made or payable to the Community Bank under the shared-loss agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the shared-loss agreements.

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

Based on the closing with the FDIC on December 4, 2009, the Community Bank (a) acquired $5.0 billion in loans, $760.0 million in investment securities, $4.0 billion in cash and cash equivalents (including $3.2 billion due from, and subsequently paid by, the FDIC), and $1.2 billion in other assets; and (b) assumed $8.2 billion in deposits, $2.6 billion in borrowings, and $92.5 million in other liabilities.

The Company determined that the AmTrust acquisition constituted a business combination as defined by Codification Topic 805, “Business Combinations.” Codification Topic 805 establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Accordingly, the acquired assets, including the FDIC loss share receivable (which is accounted for as an indemnification asset under Codification Topic 805) and identifiable intangible assets, and the liabilities assumed in the AmTrust acquisition, were measured and recorded at estimated fair value as of the December 4, 2009 acquisition date.

The application of the acquisition method of accounting resulted in a bargain purchase gain of $139.6 million, which is included in “non-interest income” in the Company’s Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2009. This gain amounted to $84.2 million after-tax.

A summary of the net assets acquired and the estimated fair value adjustments resulting in the net bargain purchase gain follows:

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

The following table sets forth the assets acquired and liabilities assumed, at fair value, in the AmTrust acquisition:

(in thousands)	December 4, 2009
Assets:
Cash and cash equivalents	$4,021,454
Securities available for sale:
Mortgage-related securities	121,846
Other securities	638,170

Total securities	760,016
Loans covered by loss sharing agreements:
One-to-four family mortgage loans	4,701,591
Home equity lines of credit (“HELOCs”) and consumer loans	314,412

Total loans covered by loss sharing agreements	5,016,003
FDIC loss share receivable	740,000
FHLB-Cincinnati stock	110,592
Core deposit intangible	40,797
Other assets	275,827

Total assets acquired	$10,964,689
Liabilities:
Deposits:
NOW and money market accounts	$2,861,172
Savings accounts	878,365
Certificates of deposit	3,853,929
Non-interest-bearing accounts	613,678

Total deposits	8,207,144
Borrowed funds:
FHLB advances	2,119,632
Repurchase agreements	461,180

Total borrowed funds	2,580,812
Other liabilities	92,536

Total liabilities assumed	$10,880,492

Net assets acquired	$84,197

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

Desert Hills Bank

On March 26, 2010, the Community Bank acquired certain assets and assumed certain liabilities of Desert Hills from the FDIC in an FDIC-assisted transaction (the “Desert Hills acquisition”). Headquartered in Phoenix, Arizona, Desert Hills operated six branch locations in Arizona. In the second quarter of 2010, three of those locations were consolidated into neighboring branches of AmTrust.

The purpose of the Desert Hills acquisition was to strengthen the Company’s franchise in Arizona and to enhance its funding mix with the acquisition of low-cost core deposits.

As part of the Purchase and Assumption Agreement between by the Community Bank and the FDIC in connection with the Desert Hills acquisition, the Community Bank entered into loss sharing agreements in accordance with which the FDIC will cover a substantial portion of any losses on the acquired loans and OREO. The loans that are subject to the loss sharing agreements are collectively referred to as “covered loans” and the OREO that is subject to the loss sharing agreements is referred to as “covered OREO.” The loans and OREO acquired in the Desert Hills acquisition are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Community Bank for 80% of losses up to a specified threshold and 95% of losses in excess of that threshold with respect to the covered assets.

In addition, the Community Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Community Bank 80% reimbursement, and for 95% of recoveries with respect to losses for which the FDIC paid the Community Bank 95% reimbursement under the loss sharing agreements. The expected net reimbursements under the loss sharing agreements were recorded as an indemnification asset (an FDIC loss share receivable) at an estimated fair value of $69.6 million on the acquisition date. The loss sharing agreements are subject to the Company following certain servicing procedures, as specified in the loss sharing agreements with the FDIC.

Furthermore, the Community Bank agreed to pay to the FDIC, on May 6, 2020 (the “True-Up Measurement Date”), half of the amount, if positive, calculated as (1) $20,282,800 minus (2) the sum of (a) 25% of the asset discount bid made in connection with the Desert Hills acquisition; (b) 25% of the Cumulative Shared-Loss Payments (as defined below); and (c) the sum of the period servicing amounts for every consecutive twelve-month period prior to, and ending on, the True-Up Measurement Date in respect of each of the shared-loss agreements during which the applicable shared-loss agreement is in effect (with such period servicing amounts to equal, for any twelve-month period with respect to which each of the shared-loss agreements during which such shared-loss agreement is in effect, the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period and 1%). For the purposes of the above calculation, Cumulative Shared-Loss Payments means (i) the aggregate of all of the payments made or payable to the Community Bank under the shared-loss agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the shared-loss agreements.

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

The Company determined that the Desert Hills acquisition constitutes a business combination as defined by Codification Topic 805. Accordingly, the acquired assets, including the FDIC loss share receivable (which is accounted for as an indemnification asset under Codification Topic 805) and identifiable intangible assets, and the liabilities assumed in the Desert Hills acquisition, were measured and recorded at estimated fair value as of the March 26, 2010 acquisition date.

The application of the acquisition method of accounting resulted in a bargain purchase gain of $2.9 million, which is included in “non-interest income” in the Company’s Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2010. This gain amounted to $1.8 million after-tax.

Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. The Community Bank acquired assets at fair value including $140.9 million in cash and cash equivalents (including $86.8 million received from the FDIC), loans of $186.3 million, OREO of $34.1 million, and securities of $5.2 million. The Community Bank also assumed, at fair value, $390.6 million in deposits and $44.5 million in FHLB-San Francisco advances. These advances were extinguished by the Community Bank with a cash payment of $44.5 million on March 29, 2010.

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

Investment Securities and Federal Home Loan Bank Stock

Quoted market prices for the securities acquired were used to determine their fair values. If quoted market prices were not available for a specific security, then quoted prices for similar securities in active markets were used to estimate the fair value.

The fair value of FHLB stock is equivalent to the redemption amount.

Loans

The acquired loan portfolios were segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages, HELOCs, commercial and industrial, or consumer), borrower type, and payment status (performing or non-performing). The estimated fair values of mortgage and other loans were computed by discounting the anticipated cash flows from the respective portfolios. The Company estimated the cash flows expected to be collected at the acquisition date by using interest rate risk and prepayment risk models that incorporated its best estimate of current key assumptions, such as default rates, loss severity rates, and prepayment speeds. Prepayment assumptions use swap rates and various relevant reference rates (e.g., U.S. Treasury obligations) as benchmarks. Prepayment assumptions are developed by reference to historical prepayment speeds of loans with similar characteristics, and by developing base curves for loans with particular reset and prepayment penalty periods. Once the base curves are determined, other factors that will influence constant prepayment rates in the future include, but are not limited to, current loan-to-value ratios, loan balances, home price appreciation, documentation type, and forward rates. Loss severity rates are based on or developed by using historical loss rates of loans in a loan performance database. The major inputs include, but are not limited to, current loan-to-value ratios, home price appreciation, payment history, original FICO scores, original debt-to-income ratios, property type, and loan balances.

The expected cash flows from the acquired loan portfolios were discounted at market rates. The discount rates assumed a risk-free rate plus an additional spread to compensate for the uncertainty inherent in the acquired loans. The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company. The Company determined that at least part of the discount on the acquired loans was attributable to credit quality by reference to the valuation model used to estimate the fair value described above. Based on the model’s results, the Company concluded that at least part of the discount on the acquired loans was attributable to credit quality. The Company therefore analogized all loans acquired in the AmTrust and Desert Hills acquisitions to ASC 310-30.

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company will be reimbursed for a substantial portion of any losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under ASC 310-30 and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. On the acquisition dates, the Company estimated the fair value of the acquired loan portfolios, excluding loans held for sale, which represented the expected cash flows from the portfolio discounted at market-based rates. In estimating such fair value, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the acquired loan portfolios at the acquisition dates. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

For accretion and impairment purposes, the loans acquired in the AmTrust acquisition (primarily residential mortgage loans and HELOCs) were segregated by loan product type, i.e., prime, sub-prime and Alt-A, then by whether or not they were modified or non-modified, and finally by fixed or adjustable rate. Performing and non-performing classifications were not used, as all the loans, except loans serviced by others, acquired in the AmTrust transaction were performing at the time of acquisition.

The loans acquired in the Desert Hills acquisition were segregated by loan type, i.e., commercial real estate; acquisition, development, and construction; multi-family; one-to-four family; and consumer. Given the immaterial nature of this acquisition, the loans were not segregated further by performing or non-performing status.

Other Real Estate Owned (“OREO”)

OREO is recorded at its estimated fair value on the date of acquisition, based on independent appraisals less estimated selling costs.

FDIC Loss Share Receivable

The respective FDIC loss share receivables were measured separately from the respective covered assets as they are not contractually embedded in any of the covered loans or covered OREO. For example, the loss share receivable related to estimated loan losses is not transferable should the Company sell a loan prior to foreclosure or maturity. The fair value of the combined loss share receivable represents the present value of the estimated cash payments expected to be received from the FDIC for losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC and are discounted at a market-based rate. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

Core Deposit Intangible (“CDI”)

CDI is a measure of the value of non-interest-bearing accounts, checking accounts, savings accounts, and NOW and money market accounts that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the AmTrust and Desert Hills acquisitions will be amortized over an estimated useful life of seven years to approximate the existing deposit relationships acquired. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

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

NOTE 4: SECURITIES

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2010:

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$203,480	$8,067	$32	$211,515
GSE CMOs(2)	213,839	8,464	—	222,303
Private label CMOs	51,657	110	405	51,362

Total mortgage-related securities	$468,976	$16,641	$437	$485,180

Other Securities:
U.S. Treasury obligations	$57,859	$694	$—	$58,553
GSE debentures	620	—	—	620
Corporate bonds	4,814	—	564	4,250
State, county, and municipal	1,304	41	11	1,334
Capital trust notes	38,843	8,550	5,389	42,004
Preferred stock	30,574	2,129	11,964	20,739
Common stock	42,044	3,786	5,554	40,276

Total other securities	$176,058	$15,200	$23,482	$167,776

Total securities available for sale(3)	$645,034	$31,841	$23,919	$652,956

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	As of December 31, 2010, the non-credit portion of OTTI recorded in AOCL was $12.5 million (before taxes).

As of December 31, 2010, the amortized cost of marketable equity securities included perpetual preferred stock of $30.6 million and common stock of $42.0 million. Perpetual preferred stock consisted of investments in two financial institutions: one of the largest banking and financial services organizations in the world and a Florida-based diversified financial services firm that provides a variety of banking, wealth management, and outsourced business processing services to high net worth clients and premier financial institutions. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2009:

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$264,769	$7,741	$702	$271,808
GSE CMOs	400,770	16,013	—	416,783
Private label CMOs	91,612	—	5,998	85,614

Total mortgage-related securities	$757,151	$23,754	$6,700	$774,205

Other Securities:
U.S. Treasury obligations	$607,022	$21	$592	$606,451
GSE debentures	30,179	11	—	30,190
Corporate bonds	5,811	9	919	4,901
State, county, and municipal	6,402	38	281	6,159
Capital trust notes	39,151	5,125	5,438	38,838
Preferred stock	31,400	1,117	11,283	21,234
Common stock	42,693	1,606	7,631	36,668

Total other securities	$762,658	$7,927	$26,144	$744,441

Total securities available for sale	$1,519,809	$31,681	$32,844	$1,518,646

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2010 and 2009:

	December 31, 2010
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$208,993	$208,993	$12,206	$1,094	$220,105
GSE CMOs	2,763,545	2,763,545	47,352	28,345	2,782,552
Other mortgage-related securities	6,777	6,777	—	—	6,777

Total mortgage-related securities	$2,979,315	$2,979,315	$59,558	$29,439	$3,009,434

Other Securities:
GSE debentures	$924,663	$924,663	$4,524	$10,592	$918,595
Corporate bonds	86,483	86,483	8,647	13	95,117
Capital trust notes	167,355	145,474	11,410	22,708	134,176

Total other securities	$1,178,501	$1,156,620	$24,581	$33,313	$1,147,888

Total securities held to maturity(1)	$4,157,816	$4,135,935	$84,139	$62,752	$4,157,322

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. As of December 31, 2010, the non-credit portion recorded in AOCL was $21.9 million (before taxes).

	December 31, 2009
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$234,290	$234,290	$16,031	$—	$250,321
GSE CMOs	2,224,873	2,224,873	75,948	6,327	2,294,494
Other mortgage-related securities	6,793	6,793	—	—	6,793

Total mortgage-related securities	$2,465,956	$2,465,956	$91,979	$6,327	$2,551,608

Other Securities:
GSE debentures	$1,489,488	$1,489,488	$564	$24,505	$1,465,547
Corporate bonds	101,084	101,084	4,363	1,578	103,869
Capital trust notes	176,784	167,069	2,054	40,485	128,638

Total other securities	$1,767,356	$1,757,641	$6,981	$66,568	$1,698,054

Total securities held to maturity	$4,233,312	$4,223,597	$98,960	$72,895	$4,249,662

The Company had $446.0 million and $496.7 million of FHLB stock, at cost, at December 31, 2010 and 2009, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2010, 2009, and 2008:

	December 31,
(in thousands)	2010	2009	2008
Gross proceeds	$23,098	$10,338	$11,543
Gross realized gains	22,438	338	573
Gross realized losses	8	—	—

Included in the $176.2 million market value of the capital trust note portfolio held at December 31, 2010 are three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of December 31, 2010:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$626
Fair value	22,953	929	1,259
Unrealized gain	7,989	376	633
Lowest credit rating assigned to security	B	CC	CC
Number of banks/insurance companies currently performing	26	63	23
Actual deferrals and defaults as a percentage of original collateral	5%	26%	35%
Expected deferrals and defaults as a percentage of remaining performing collateral	25	27	9
Expected recoveries as a percentage of remaining performing collateral	0	0	7
Excess subordination as a percentage of remaining performing collateral	10	0	0

As of December 31, 2010, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 10%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

The following table presents a roll-forward of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2010. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows:

(in thousands)	For the Twelve Months Ended December 31, 2010
Beginning credit loss amount as of December 31, 2009	$199,883
Add: Initial other-than-temporary credit losses	1,157
Subsequent other-than-temporary credit losses	814
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending credit loss amount as of December 31, 2010	$201,854

OTTI losses on securities totaled $26.5 million in 2010 and consisted of $12.8 million relating to preferred stock and $13.7 million relating to trust preferred securities. The OTTI losses that were related to credit were recognized in earnings and totaled $2.0 million during 2010, as determined through a present-value analysis of expected cash flows on the securities. The significant inputs that the Company used to determine these expected cash flows were the anticipated magnitude and timing of interest payment deferrals, if any, and the underlying creditworthiness of the individual issuers whose debt acts as collateral for these trust preferred securities. The discount rate used to estimate the fair value was determined by considering the weighted average of certain market credit spreads, as well as credit spreads interpolated using other market factors. The discount rate used in determining the credit portion of OTTI, if any, is the yield on the position at the time of purchase.

In 2009, the total OTTI loss on securities consisted of $96.3 million on trust preferred securities ($86.6 million of which was recognized in earnings) and $10.0 million related to corporate debt (all of which was recognized in earnings).

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

The following table summarizes the carrying amount and estimated fair value of held-to-maturity debt securities and the amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2010 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at December 31, 2010
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$8,769	7.79%	$9,046
Due from one to five years	—	—	—	—	—	—	23,977	5.80	24,660
Due from five to ten years	51,489	6.11	924,663	3.71	—	—	23,025	5.20	998,796
Due after ten years	2,927,826	3.92	—	—	—	—	176,186	7.24	3,124,820

Total debt securities held to maturity	$2,979,315	3.96%	$924,663	3.71%	$—	—%	$231,957	6.91%	$4,157,322

Available-for-Sale Securities:(3)
Due within one year	$93	4.78%	$—	—%	$125	5.39%	$4,814	4.22%	$4,471
Due from one to five years	3,195	6.68	—	—	629	6.10	—	—	3,899
Due from five to ten years	11,952	6.19	57,859	1.19	550	6.56	—	—	71,329
Due after ten years	453,736	4.64	620	5.26	—	—	38,843	4.86	512,242

Total debt securities available for sale	$468,976	4.69%	$58,479	1.24%	$1,304	6.22%	$43,657	4.79%	$591,941

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $626,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had no commitments to purchase securities at December 31, 2010.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2010:

At December 31, 2010	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$569,361	$10,592	$—	$—	$569,361	$10,592
GSE certificates	54,623	1,094	—	—	54,623	1,094
GSE CMOs	1,251,850	28,345	—	—	1,251,850	28,345
Corporate bonds	4,987	13	—	—	4,987	13
Capital trust notes	—	—	66,698	22,708	66,698	22,708

Total temporarily impaired held-to-maturity debt securities	$1,880,821	$40,044	$66,698	$22,708	$1,947,519	$62,752

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$12,809	$28	$779	$4	$13,588	$32
Private label CMOs	—	—	35,511	405	35,511	405
Corporate bonds	—	—	4,250	564	4,250	564
State, county, and municipal	399	11	—	—	399	11
Capital trust notes	1,988	102	8,848	5,287	10,836	5,389

Total temporarily impaired available-for-sale debt securities	$15,196	$141	$49,388	$6,260	$64,584	$6,401
Equity securities	79	11	25,339	17,507	25,418	17,518

Total temporarily impaired available-for-sale securities	$15,275	$152	$74,727	$23,767	$90,002	$23,919

The twelve months or longer unrealized losses of $17.5 million relating to available-for-sale equity securities primarily consisted of two security positions. The first is a perpetual preferred stock of a Florida-based diversified financial services firm, which was evaluated under the debt model described earlier in this report. The second was a large cap equity fund. The respective twelve months or longer unrealized losses on the preferred stock and the large cap equity fund were $12.0 million and $4.7 million, respectively.

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of December 31, 2010, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL were not other-than-temporarily impaired as of December 31, 2010.

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

The unrealized losses on the Company’s GSE debentures and GSE CMOs at December 31, 2010 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The Company reviews quarterly financial information related to its investments in capital securities as well as other information that is released by each financial institution to determine the continued creditworthiness of the securities issued. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities.

Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at December 31, 2010. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in fair values for the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs at December 31, 2010 were primarily attributable to market interest rate volatility and a significant widening of interest rate spreads from the acquisition dates across market sectors relating to the continued illiquidity and uncertainty in the financial markets, rather than to credit risk. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At December 31, 2010, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other than temporarily impaired at December 31, 2010. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2010 consisted of two mortgage-related securities, one corporate debt obligation, eleven capital trust notes, and seven equity securities. At December 31, 2009, the investment securities designated as having a continuous loss position for twelve months or more consisted of two mortgage-related securities, two municipal bonds, three corporate debt obligations, 13 capital trust notes, and six equity securities. At December 31, 2010 and 2009, the combined market value of these securities represented unrealized losses of $46.5 million and $71.6 million, respectively. At December 31, 2010, the fair value of securities having a continuous loss position for twelve months or more was 24.0% below their collective amortized cost of $193.5 million. At December 31, 2009, the fair value of such securities was 20.5% below their collective amortized cost of $349.1 million.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$16,807,913	70.88%	$16,737,721	71.59%
Commercial real estate	5,439,611	22.94	4,988,649	21.34
Acquisition, development, and construction	569,537	2.40	666,440	2.85
One-to-four family	170,392	0.72	216,078	0.92

Total mortgage loans held for investment	$22,987,453	96.94	$22,608,888	96.70

Other Loans:
Commercial and industrial	641,663	2.70	653,159	2.79
Other	85,559	0.36	118,445	0.51

Total other loans held for investment	727,222	3.06	771,604	3.30

Total non-covered loans held for investment	$23,714,675	100.00%	$23,380,492	100.00%

Net deferred loan origination fees	(7,181)		(3,893)
Allowance for losses on non-covered loans	(158,942)		(127,491)

Non-covered loans held for investment, net	23,548,552		23,249,108
Covered loans	4,297,869		5,016,100
Allowance for losses on covered loans	(11,903)		—

Total covered loans, net	4,285,966		5,016,100
Loans held for sale	1,207,077		—

Total loans, net	$29,041,595		$28,265,208

“Covered loans” refers to the loans acquired from the FDIC in the AmTrust and Desert Hills acquisitions, which are subject to the previously mentioned loss sharing agreements. At December 31, 2009, the balance of covered loans included loans held for sale of $351.3 million. “Non-covered loans” refers to all loans in the Company’s loan portfolio, excluding covered loans.

Non-Covered Loans

Non-Covered Loans Held for Investment

The vast majority of the loans the Company originates for investment are multi-family loans. Within this niche, the Company’s primary focus is loans collateralized by non-luxury apartment buildings in New York City that feature below-market rents.

The Company also originates the following types of loans for investment: commercial real estate (“CRE”) loans, primarily in New York City, Long Island, and New Jersey; and, to a lesser extent, acquisition, development, and construction (“ADC”) loans and commercial and industrial (“C&I”) loans. ADC loans are primarily originated for multi-family and residential tract projects in New York City and Long Island, while C&I loans are made to small and mid-size businesses in New York City, Long Island, New Jersey, and Arizona, on both a secured and unsecured basis, for working capital, business expansion, and the purchase of machinery and equipment.

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

ADC loans typically involve a higher degree of credit risk than financing on improved, owner-occupied real estate. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in significant losses or delinquencies.

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

The markets served by the Company have been impacted by widespread economic weakness and high unemployment, which have contributed to a rise in charge-offs and non-performing assets. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

One-to-Four Family Loans Originated for Sale

In 2010, the origination of one-to-four family loans for sale occurred on two distinctly different platforms.

The first of these was the mortgage banking operation acquired in the AmTrust acquisition, which aggregates one-to-four family loans for sale. The Company’s clients (community banks, credit unions, mortgage companies, and mortgage brokers) utilize its proprietary web-accessible mortgage banking platform to originate one-to-four family loans in all 50 states. In 2010, all of the loans funded through this platform were agency conforming, full-documentation, prime credit loans, and all of them were sold to government-sponsored enterprises (“GSEs”), servicing retained.

From December 1, 2000 through late December 2010, the Company originated one-to-four family loans in its branches and on its web site on a pass-through basis, and sold the loans to a third-party conduit shortly after they closed. Under this conduit program, the Company sold one-to-four family loans totaling $110.6 million, $99.9 million, and $47.0 million in 2010, 2009, and 2008, respectively, and recorded aggregate net gains of $867,000, $717,000, and $326,000, respectively, on such sales. Loans originated and held for sale through the conduit program are included in “loans held for sale” in the table on the preceding page.

Although the Company continues to originate one-to-four family loans in its branches and on its web site on a pass-through basis, it began, in late December 2010, to originate such loans through several selected clients of its mortgage banking operation, rather than through the single third-party conduit with which it previously worked. The agency-conforming one-to-four family loans produced for its customers are now aggregated with loans produced by its mortgage banking clients throughout the nation, and sold to GSEs, servicing retained.

The Company services mortgage loans for various third parties. At December 31, 2010, the unpaid principal balance of serviced loans amounted to $9.5 billion. At December 31, 2009, the unpaid principal balance of serviced loans amounted to $1.4 billion, excluding loans serviced for the FDIC. In accordance with the Purchase and Assumption Agreement between the Community Bank and the FDIC, effective December 4, 2009, the Community Bank agreed to continue to service the loans that were acquired by the FDIC in the AmTrust acquisition for a period of up to one year. As of December 31, 2010, the Company was no longer servicing these loans.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans at December 31, 2010:

(in thousands)	30-89 Days Past Due	Non-Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$121,188	$327,892	$—	$449,080	$16,358,833	$16,807,913
Commercial real estate	8,207	162,400	—	170,607	5,269,004	5,439,611
Acquisition, development, and construction	5,194	91,850	—	97,044	472,493	569,537
One-to-four family	5,723	17,813	—	23,536	146,856	170,392
Commercial and industrial	9,324	22,804	—	32,128	609,535	641,663
Other	1,404	1,672	—	3,076	82,483	85,559

Total	$151,040	$624,431	$—	$775,471	$22,939,204	$23,714,675

At December 31, 2009, non-performing non-covered loans totaled $578.1 million.

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

The following table presents additional information regarding the Company’s TDRs as of December 31, 2010:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$148,738	$123,435	$272,173
Commercial real estate	3,917	56,814	60,731
Acquisition, development, and construction	—	17,666	17,666
Commercial and industrial	—	5,381	5,381
One-to-four family	—	1,520	1,520

Total	$152,655	$204,816	$357,471

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, forebearance agreements, and conversion from amortizing to interest-only payments. As of December 31, 2010, concessions made with respect to rate reductions amounted to $251.7 million; maturity extensions amounted to $65.7 million; and forbearance agreements amounted to $40.1 million.

Most of the Company’s TDRs involve rate reductions and/or forbearance of arrears, which thus far have proven the most successful in enabling selected borrowers to emerge from delinquency and keep their loans current.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$16,097,834	$5,239,936	$454,570	$158,240	$21,950,580	$594,373	$83,887	$678,260
Special mention	172,713	22,650	6,650	—	202,013	21,224	—	21,224
Substandard	535,366	176,797	108,317	12,152	832,632	23,564	1,672	25,236
Doubtful	2,000	228	—	—	2,228	2,502	—	2,502

Total	$16,807,913	$5,439,611	$569,537	$170,392	$22,987,453	$641,663	$85,559	$727,222

The above classifications follow regulatory guidelines and can be generally described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well defined weakness and there is a distinct possibility that the Company will sustain some loss); doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, residential loans are classified utilizing an inter-regulatory agency methodology that incorporates the extent of delinquency and the loan-to-value ratios. These classifications are the most current available and were generally updated within the last twelve months.

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, are summarized below:

	December 31,
(in thousands)	2010	2009	2008
Interest income that would have been recorded	$32,943	$35,805	$7,841
Interest income actually recorded	(7,055)	(13,929)	(4,065)

Interest income foregone	$25,888	$21,876	$3,776

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of December 31, 2010:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$3,874,449	90.1%
All other loans	423,420	9.9

Total covered loans	$4,297,869	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company will be reimbursed for a substantial portion of any future losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under ASC 310-30, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At December 31, 2010 and 2009, the outstanding balance of covered loans (representing amounts owed to the Company) totaled $5.2 billion and $6.0 billion, respectively. The carrying values of such loans were $4.3 billion and $5.0 billion, respectively, at December 31, 2010 and 2009.

At the respective acquisition dates, the Company estimated the fair values of the AmTrust and Desert Hills loan portfolios, which represented the expected cash flows from the portfolios discounted at market-based rates. In estimating such fair value, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the loan portfolios at the acquisition date.

The accretable yield is affected by changes in interest rate indices for variable rate loans, changes prepayment assumptions and changes in expected principal and interest payments over the estimated life of the loans. Prepayments affect the estimated life of covered loans and could change the amount of interest income, and possibly principal, expected to be collected. Changes in the expected principal and interest payments over the estimated life are driven by the credit outlook and actions taken with borrowers. The Company periodically evaluates the estimates of cash flows expected to be collected. Expected future cash flows from interest payments are based on the variable rates at the time of the periodic evaluation. Estimates of expected cash flows that are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions are treated as prospective yield adjustments included in interest income.

Changes in the accretable yield for acquired loans were as follows for the twelve months ended December 31, 2010:

(in thousands)	Accretable Yield
Balance at beginning of period(1)	$2,081,205
Addition relating to the Desert Hills acquisition	28,624
Reclassification from accretable yield	(507,533)
Accretion	(245,452)

Balance at end of period	$1,356,844

(1)	Excludes loans held for sale.

In connection with the Desert Hills acquisition, the Company also acquired OREO, all of which is covered under an FDIC loss sharing agreement. Covered OREO was initially recorded at its estimated fair value on the acquisition date, based on independent appraisals less estimated selling costs. Any subsequent write-downs due to declines in fair value will be charged to non-interest expense, with a partially offsetting non-interest income item for the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write-downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Covered Loans 90 Days or More Past Due:
One-to-four family	$310,929	$55,796
Other loans	49,898	370

Total covered loans 90 days or more past due	$360,827	$56,166

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Loans 30-89 Days Past Due:
One-to-four family	$108,691	$100,291
Other loans	21,851	9,768

Total loans 30-89 days past due	$130,542	$110,059

At December 31, 2010, the Company had $130.5 million of covered loans that were 30 to 89 days past due, and covered loans of $360.8 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $3.8 billion at December 31, 2010 and is considered current. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. At December 31, 2010, the balance of pools with an adverse change in expected cash flows was $3.3 billion, resulting in impairment of $11.9 million. These pools consisted of the following classes: one-to-four family loans of $3.1 billion and other loans of $281.4 million.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following table provides additional information regarding the Company’s allowance for loan losses, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2010:
Individually evaluated for impairment	$15,877	$130	$16,007
Collectively evaluated for impairment	124,957	17,978	142,935
Loans acquired with deteriorated credit quality	11,903	—	11,903

Total	$152,737	$18,108	$170,845

The following table provides additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2010:
Individually evaluated for impairment	$747,869	$12,929	$760,798
Collectively evaluated for impairment	22,239,584	714,293	22,953,877
Loans acquired with deteriorated credit quality	3,874,449	423,420	4,297,869

Total	$26,861,902	$1,150,642	$28,012,544

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the years ended December 31, 2010, 2009, and 2008:

	December 31,
(in thousands)	2010	2009	2008
Balance, beginning of year	$127,491	$94,368	$92,794
Provision for loan losses	91,000	63,000	7,700
Charge-offs	(60,785)	(29,931)	(6,168)
Recoveries	1,236	54	42

Balance, end of year	$158,942	$127,491	$94,368

Please see Note 2, “Summary of Significant Accounting Polices” for additional information regarding the Company’s allowance for losses on non-covered loans.

The Company recorded provisions for losses on non-covered loans of $91.0 million, $63.0 million, and $7.7 million, respectively, in 2010, 2009, and 2008. Non-accrual loans amounted to $624.4 million, $578.1 million, and $113.7 million, respectively, at December 31, 2010, 2009, and 2008. There were no loans over 90 days past due and still accruing interest at any of these dates.

The following table presents additional information regarding the Company’s impaired loans at December 31, 2010:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Multi-family	$447,137	$464,011	$—
Commercial real estate	120,087	122,486	—
Acquisition, development, and construction	65,453	71,541	—
One-to-four family	3,611	3,707	—
Commercial and industrial	10,919	15,197	—

Total impaired loans with no related allowance	$647,207	$676,942	$—

Loans with an allowance recorded:
Multi-family	$50,153	$52,209	$6,756
Commercial real estate	25,700	25,894	1,555
Acquisition, development, and construction	35,355	37,634	7,553
One-to-four family	373	373	13
Commercial and industrial	2,010	2,010	130

Total impaired loans with an allowance recorded	$113,591	$118,120	$16,007

Total Impaired Loans:
Multi-family	$497,290	$516,220	$6,756
Commercial real estate	145,787	148,380	1,555
Acquisition, development, and construction	100,808	109,175	7,553
One-to-four family	3,984	4,080	13
Commercial and industrial	12,929	17,207	130

Total impaired loans	$760,798	$795,062	$16,007

The average balances of impaired loans in 2010, 2009, and 2008 were $696.5 million, $469.5 million, and $21.4 million, respectively, and the interest income recorded on these loans, which was not materially different from cash-basis interest income, amounted to $14.9 million, $18.3 million, and $3.6 million, in the respective years.

Covered Loans

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. As a result, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses will be established. A related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss sharing agreement percentages.

The following table summarizes activity in the allowance for losses on covered loans for the year ended December 31, 2010:

(in thousands)	2010
Balance, beginning of year	$—
Provision for loan losses	11,903

Balance, end of year	$11,903

NOTE 7: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2010 and 2009:

	December 31,
	2010			2009
(dollars in thousands)	Amount	Percent of Total	Weighted Average Rate(1)	Amount	Percent of Total	Weighted Average Rate(1)
NOW and money market accounts	$8,235,825	37.76%	0.56%	$7,706,288	34.53%	0.86%
Savings accounts	3,885,785	17.82	0.43	3,788,294	16.98	0.62
Certificates of deposit	7,835,161	35.93	1.58	9,053,891	40.57	2.07
Non-interest-bearing accounts	1,852,280	8.49	—	1,767,938	7.92	—

Total deposits	$21,809,051	100.00%	0.86%	$22,316,411	100.00%	1.24%

(1)	Excludes the effect of purchase accounting adjustments for CDs.

At December 31, 2010 and 2009, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $5.6 million and $5.7 million, respectively.

The scheduled maturities of CDs at December 31, 2010 were as follows:

(in thousands)
1 year or less	$6,192,918
More than 1 year through 2 years	1,219,483
More than 2 years through 3 years	242,085
More than 3 years through 4 years	84,645
More than 4 years through 5 years	89,400
Over 5 years	6,630

Total certificates of deposit	$7,835,161

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2010:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$1,235,940	$995,947	$486,579	$375,313	$3,093,779

At December 31, 2010 and 2009, the aggregate amounts of CDs of $100,000 or more were $3.1 billion and $3.5 billion, respectively.

Included in total deposits at both December 31, 2010 and 2009 were brokered deposits of $3.0 billion. Brokered deposits had weighted average interest rates of 0.59% and 0.72% at the respective year-ends. Brokered money market accounts represented $3.0 billion and $2.6 million, respectively, of the year-end 2010 and 2009 totals. Brokered CDs represented $358.5 million of brokered deposits at December 31, 2009. There were no brokered CDs at December 31, 2010.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
FHLB advances	$8,375,659	$8,955,769
Repurchase agreements	4,125,000	4,125,000
Junior subordinated debentures	426,992	427,371
Senior notes	601,865	601,746
Preferred stock of subsidiaries	6,600	54,800

Total borrowed funds	$13,536,116	$14,164,686

FHLB advances and junior subordinated debentures at December 31, 2010 are reported net of acquisition accounting adjustments of $39.5 million and $230,000, respectively.

Accrued interest on borrowed funds is included in “other liabilities” in the Consolidated Statements of Condition, and amounted to $49.7 million and $51.4 million, respectively, at December 31, 2010 and 2009.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2010 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2011	$614,104	1.12%	$8,369,321	3.74%
2012	54,822	1.39	2,115	2.85
2013	86,865	3.25	1,865	3.29
2014	107,273	1.99	523	0.66
2015	600,852	3.50	852	0.69
2016	2,115,000	4.35	—	—
2017	3,858,705	4.13	—	—
2018	937,774	3.03	719	3.96
2025	264	7.82	264	7.82

Total FHLB advances	$8,375,659	3.74%	$8,375,659	3.74%

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At December 31, 2010, the Company had $400.0 million in short-term FHLB advances with an interest rate of 0.36%. During 2010, the average balance of short-term FHLB advances was $2.2 million with an interest rate of 0.36%, and generated interest expense totaling $8,000. There were no such short-term borrowings outstanding during 2009.

At December 31, 2010, the Banks had combined unused lines of credit available from the FHLB-NY, other than repurchase agreements, of up to $3.3 billion. Also, at December 31, 2010, the Company had $100.0 million outstanding in overnight advances with the FHLB-NY. There were no overnight advances outstanding at December 31, 2009. In 2010, 2009, and 2008, the average balances of overnight advances amounted to $1.1 million, $111.9 million, and $121.1 million, respectively, and had weighted average interest rates of 0.62%, 0.47%, and 1.49%, respectively. FHLB-NY advances and overnight advances are secured by pledges of certain eligible collateral, which may consist of eligible loans or mortgage-related securities.

The interest expense on FHLB advances was $318.8 million, $309.0 million, and $364.2 million, respectively, for the years ended December 31, 2010, 2009, and 2008.

Repurchase Agreements

The following table presents a detailed analysis of the contractual maturities and the next call dates of the outstanding repurchase agreements at December 31, 2010:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2011	$—	—%	$3,643,000	3.60%
2012	—	—	—	—
2013	700,000	3.04	200,000	2.83
2015	100,000	2.22	100,000	2.22
2016	345,000	3.94	182,000	3.30
2017	1,080,000	4.08	—	—
2018	1,600,000	3.44	—	—
2020	300,000	2.93	—	—

	$4,125,000	3.51%	$4,125,000	3.51%

The following table provides the contractual maturities and weighted average interest rate of repurchase agreements, and the amortized cost and fair value, including accrued interest, of the securities collateralizing the repurchase agreements, at December 31, 2010:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 90 days	$4,125,000	3.51%	$3,434,316	$3,481,344	$908,168	$902,874

The Company had no short-term repurchase agreements outstanding at or during the years ended December 31, 2010 or 2009. In 2008, the average balance of short-term repurchase agreements amounted to $100.9 million and had a weighted average interest rate of 1.77%.

At December 31, 2010 and 2009, the accrued interest on repurchase agreements amounted to $13.9 million and $13.8 million, respectively. The interest expense on repurchase agreements was $148.4 million, $149.5 million, and $166.5 million, respectively, for the years ended December 31, 2010, 2009, and 2008.

Federal Funds Purchased

The Company had no federal funds purchased outstanding at December 31, 2010 or 2009.

In addition, there were no federal funds purchased outstanding during the twelve months ended December 31, 2010. In 2009 and 2008, the average balances of federal funds purchased were $577.8 million and $24.6 million, respectively, and had weighted average interest rates of 0.37% and 1.04%, respectively. The interest expense produced by federal funds purchased was $2.1 million and $257,000, respectively, for the years ended December 31, 2009 and 2008.

Junior Subordinated Debentures

At December 31, 2010 and 2009, the Company had $427.0 million and $427.4 million, respectively of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

The Trusts are accounted for as unconsolidated subsidiaries in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company and the underlying assets of each Trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each Trust’s capital securities to the extent set forth in a guarantee by the Company to each Trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following junior subordinated debentures were outstanding at December 31, 2010:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(2)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010(2)
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010(2)
New York Community Capital Trust V (BONUSESSM Units)	6.000	143,626	137,275	November 4, 2002	November 1, 2051	November 4, 2007(3)
New York Community Capital Trust X	1.902	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(4)
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010(2)
PennFed Capital Trust II	10.180	12,602	12,230	March 28, 2001	June 8, 2031	June 8, 2011(2)
PennFed Capital Trust III	3.552	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(4)
New York Community Capital Trust XI	1.953	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012(4)

Total junior subordinated debentures		$426,992	$412,055

(1)	Excludes the effect of acquisition accounting adjustments.
(2)	Callable at a premium from this date forward.
(3)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(4)	Callable from this date forward.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants was $92.4 million, and was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statement of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount and amortized to “interest expense” over the 49-year life of the capital securities on a level-yield basis. At December 31, 2010, this discount totaled $68.1 million, reflecting the exchange offer described below.

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

In addition to the trust established in connection with the issuance of the BONUSES units, the Company has eight business trusts of which it owns all of the common securities: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, New York Community Capital Trust X, LIF Statutory Trust I, PennFed Capital Trust II, PennFed Capital Trust III, and New York Community Capital Trust XI (the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the table on the preceding page. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2010, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital. In the fourth quarter of 2009, the Company repurchased $7.5 million of New York Community Capital Trust XI, resulting in a $3.1 million pre-tax gain that was recorded in non-interest income.

Interest expense on junior subordinated debentures was $24.4 million, $28.7 million, and $35.1 million, respectively, for the years ended December 31, 2010, 2009, and 2008.

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

Interest expense on senior notes amounted to $24.4 million, $24.1 million, and $6.1 million in the years ended December 31, 2010, 2009, and 2008, respectively.

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

During 2010, RCCC repurchased 202 shares, or $20.2 million, of its previously issued Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, resulting in the Company recording a pre-tax gain of $1.5 million in non-interest income. During 2009, RCCC repurchased 30 shares, or $3.0 million, of its previously issued Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, resulting in the Company recording a pre-tax gain of $300,000 in non-interest income.

During 2010, RCCC repurchased 20 shares, or $2.0 million, of its previously issued Series B Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, resulting in the Company recording a pre-tax loss of $22,000 in non-interest income.

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

During 2010, RREA repurchased 250 shares, or $25.0 million, of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, resulting in the Company recording a pre-tax gain of $1.6 million in non-interest income. During 2009, RREA repurchased 100 shares, or $10.0 million, of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, resulting in the Company recording a pre-tax gain of $963,000 in non-interest income.

During 2010, RREA repurchased 100 shares, or $1.0 million, of its previously issued RREA Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, resulting in the Company recording a pre-tax loss of $65,000 in non-interest income.

Dividends on preferred stock of subsidiaries are recorded as interest expense and amounted to $1.3 million, $2.9 million, and $9.2 million, respectively, for the years ended December 31, 2010, 2009, and 2008.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset at December 31, 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Deferred Tax Assets:
Allowance for loan losses	$76,169	$49,758
Compensation and related benefit obligations	22,093	22,068
Acquisition accounting and fair value adjustments on securities (including OTTI)	56,347	34,342
Acquisition accounting adjustments on borrowed funds	18,545	35,125
Non-accrual interest	18,529	8,301
Restructuring and retirement of borrowed funds	29,604	50,781
Acquisition-related costs	1,308	1,771
Other	14,568	8,058

Gross deferred tax assets	237,163	210,204
Valuation allowance	—	—

Deferred tax asset after valuation allowance	237,163	210,204

Deferred Tax Liabilities:
Amortizable intangibles	(23,267)	(31,552)
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	(42,019)	(17,689)
Mortgage servicing rights	(41,946)	(2,661)
Premises and equipment	(22,225)	(12,923)
Prepaid pension cost	(7,969)	(6,578)
Other	(6,501)	(11,031)

Gross deferred tax liabilities	(143,927)	(82,434)

Net deferred tax asset	$93,236	$127,770

The net deferred tax asset, which is included in “other assets” in the Consolidated Statements of Condition at December 31, 2010 and 2009, represents the anticipated federal, state, and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

The Company has determined that at December 31, 2010, all deductible temporary differences are more likely than not to provide a benefit in reducing future federal, state, and local tax liabilities, as applicable.

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008:

	December 31,
(in thousands)	2010	2009	2008
Federal – current	$220,785	$193,108	$4,108
State and local – current	33,636	16,028	3,987

Total current	254,421	209,136	8,095

Federal – deferred	34,862	(30,482)	(8,981)
State and local – deferred	7,171	15,849	(23,204)

Total deferred	42,033	(14,633)	(32,185)

Total income tax expense (benefit)	$296,454	$194,503	$(24,090)

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008:

	December 31,
(in thousands)	2010	2009	2008
Statutory federal income tax expense at 35%	$293,115	$207,602	$18,828
State and local income taxes, net of federal income tax effect	26,525	20,719	(12,490)
Effect of tax deductibility of ESOP	(5,243)	(5,666)	(4,942)
Non-taxable income and expense of BOLI	(9,805)	(9,592)	(12,371)
Federal tax credits	(5,955)	(6,048)	(6,015)
Repurchase of shares issued by subsidiaries	(1,085)	(442)	(6,756)
Adjustments relating to prior tax years	(1,342)	(13,160)	116
Other, net	244	1,090	(460)

Total income tax expense (benefit)	$296,454	$194,503	$(24,090)

FASB guidance prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

As of December 31, 2010, the Company had $13.1 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts.

The total amount of net unrecognized tax benefits at December 31, 2010 that would affect the effective tax rate, if recognized, was $9.8 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2010, 2009 and 2008, the Company recognized income tax (benefit) expense attributed to interest and penalties of ($1.1 million), ($1.4 million), and $200,000, respectively. Accrued interest and penalties on tax liabilities were $900,000 at December 31, 2010 and $2.1 million at December 31, 2009.

The following table summarizes changes in the liability for unrecognized gross tax benefits:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008
Uncertain tax positions at beginning of year	$9,327	$24,153	$24,704
Additions for tax positions relating to current-year operations	6,103	762	—
Additions for tax positions relating to prior tax years	2,221	778	518
Subtractions for tax positions relating to prior tax years	(2,677)	(13,509)	—
Reductions in balance due to settlements	(1,906)	(2,857)	(1,069)

Uncertain tax positions at end of year	$13,068	$9,327	$24,153

The Company and its acquired companies have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings of the Company for the tax years 2009 through the present;

•	New York State tax filings of the Company for the tax years 2007 through the present;

•	New York City tax filings of the Company for the tax years 2009 through the present;

•	New Jersey tax filings of the Company and certain acquired companies for tax years 2006 through the present; and

•

Federal tax filings of the Company and certain acquired companies for tax years 1996, 2000, and 2001, which are otherwise closed to an assessment of tax, and remain subject to examination, with any tax adjustment limited to the denial of some or all of the amounts of tax refunds filed by the Company relating to such years.

It is reasonably possible that there will be developments within the next twelve months that will necessitate an adjustment to the balance of unrecognized tax benefits. The Company believes that the ranges of possible adjustments for each federal, state, and local tax position are not material.

As a savings institution, the Community Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2010, the Community Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related net deferred tax liability of $21.5 million, which has not been recognized since the Community Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2010 and 2009, the Company had pledged mortgage-related securities held to maturity with carrying values of $3.0 billion and $2.5 billion, respectively. The Company also had pledged other securities held to maturity with carrying values of $923.5 million and $1.6 billion at the corresponding dates. In addition, the Company had pledged available-for-sale mortgage-related securities and other securities with respective carrying values of $437.5 million and $63.3 million at December 31, 2010, and $602.2 million and $302.0 million at December 31, 2009. The pledged securities primarily serve as collateral for the Company’s repurchase agreements.

Loan Commitments and Letters of Credit

At December 31, 2010 and 2009, the Company had commitments to originate loans, including unused lines of credit, of approximately $1.7 billion and $1.4 billion, respectively. The majority of the outstanding loan commitments at December 31, 2010 and 2009 had adjustable interest rates and were expected to close within 90 days of the respective dates.

The following table sets forth the Company’s off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2010:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$515,955
Acquisition, development, and construction	105,771
One-to-four family held for sale	716,225

Total mortgage loan commitments	$1,337,951
Other loan commitments	362,497

Total loan commitments	$1,700,448
Commercial, performance, and financial stand-by letters of credit	133,551

Total commitments	$1,833,999

Lease and License Commitments

At December 31, 2010, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2011	$27,581
2012	25,635
2013	22,351
2014	19,532
2015	12,621
2016 and thereafter	60,220

Total minimum future rentals	$167,940

The rental expense under these leases is included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $34.0 million, $26.3 million, and $26.1 million in the years ended December 31, 2010, 2009, and 2008, respectively. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $2.7 million, $2.6 million, and $2.4 million in the corresponding periods. Minimum future rental income under non-cancelable sublease agreements aggregated $214,000 at December 31, 2010.

Financial Guarantees

The Company provides guarantees and indemnifications to its customers to enable them to complete a variety of business transactions and to enhance their credit standings. These guarantees are recorded at their respective fair values in “other liabilities” in the Consolidated Statements of Condition. The Company deems the fair value of the guarantees to equal the consideration received.

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2010:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$21,893	$1,839	$23,732	$34,797
Performance stand-by letters of credit	4,405	6,641	11,046	11,376
Commercial letters of credit	15,860	—	15,860	87,378
Loans with recourse	—	160	160	160

	$42,158	$8,640	$50,798	$133,711

The maximum potential amount of future payments represents the notional amounts that could be funded and lost under the guarantees and indemnifications if there were a total default by the guaranteed parties or indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of performance, financial stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that it has sold or otherwise transferred to a third party. Also outstanding at December 31, 2010 were $675,000 of bankers’ acceptances.

In October 2007, Visa U.S.A., a subsidiary of Visa Inc. (“Visa”) completed a reorganization in contemplation of its initial public offering, which was subsequently completed in March 2008. As part of that reorganization, the Community Bank and the former Synergy Bank, along with many other banks across the nation, received shares of common stock of Visa. In accordance with GAAP, the Company did not recognize any value for this common stock ownership interest.

Visa claims that all Visa U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa set aside a portion of the proceeds from its initial public offering in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and reduced the amount of shares allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Company established a $500,000 liability based on its best estimate of the combined membership interest of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved. Depending on the outcome of the Covered Litigation, the Company could incur an increase or a reduction in the value of its membership interest in Visa, the amount of which is not expected to be material.

Derivative Financial Instruments

The Company uses various financial instruments, including derivatives, in connection with its strategies to reduce price risk resulting from changes in interest rates. The Company’s derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments (“IRLCs”), swaps, and options, and relate to mortgage banking operations, MSRs, and other risk management activities. These derivatives seek to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. Please see Note 15, “Derivative Financial Instruments.”

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 11: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
(in thousands)	2010	2009
Balance at beginning of year	$2,436,401	$2,436,401
Accounting adjustments	(242)	—

Balance at end of year	$2,436,159	$2,436,401

CDI and Other Intangible Assets

As previously noted, the Company has CDI stemming from its various business combinations with other banks and thrifts. CDI is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2010, 2009, or 2008. If an impairment loss is determined to exist in the future, the loss will be reflected as a non-interest expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

The Company had MSRs of $107.4 million at December 31, 2010. MSRs are included, together with other identifiable intangible assets, in “other assets” in the Consolidated Statements of Condition at December 31, 2010 and 2009. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized. Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage refinancing activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced mortgage refinancing activity.

Securitized MSRs are carried at the lower of the initial carrying value, adjusted for amortization or fair value, and are amortized in proportion to, and over the period of, estimated net servicing income. Such MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. If it is determined that impairment exists, the resultant loss is charged against earnings.

The following table sets forth the changes in residential and securitized MSRs for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$8,617	$1,965	$—	$3,568
Additions	100,767	—	—	—
Decrease in fair value	(3,198)	—	—	—
Amortization	—	(773)	—	(1,603)
Additions recorded at fair value	—	—	8,617	—

Carrying value, end of period	$106,186	$1,192	$8,617	$1,965

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s CDI and MSRs as of December 31, 2010:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$234,364	$(156,630)	$77,734
Mortgage servicing rights	117,364	(9,986)	107,378

Total	$351,728	$(166,616)	$185,112

For the year ended December 31, 2010, amortization expenses related to CDI and to other identifiable intangibles totaled $31.3 million and $37,000, respectively. The Company assessed the useful lives of its intangible assets at December 31, 2010 and deemed them to be appropriate. There were no impairment losses recorded for the years ended December 31, 2010, 2009, or 2008.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI and MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Total
2011	$26,066	$596	$26,662
2012	19,644	403	20,047
2013	15,784	161	15,945
2014	8,298	32	8,330
2015	5,344	—	5,344
2016 and thereafter	2,598	—	2,598

Total remaining intangible assets	$77,734	$1,192	$78,926

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

The following tables set forth certain information regarding the New York Community Plan, based on the measurement date indicated:

	December 31,
(in thousands)	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$108,699	$109,705
Interest cost	6,057	6,444
Actuarial loss	8,902	1,365
Annuity payments	(5,793)	(5,743)
Settlements	(1,299)	(3,072)

Benefit obligation at end of year	$116,566	$108,699

Change in Plan Assets:
Fair value of assets at beginning of year	$130,913	$117,847
Actual return on plan assets	18,383	21,881
Annuity payments	(5,793)	(5,743)
Settlements	(1,299)	(3,072)

Fair value of assets at end of year	$142,204	$130,913

Funded status (included in other assets)	$25,638	$22,214

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$(196)	$(202)
Amortization of actuarial gain	(5,145)	(6,983)
Net actuarial loss (gain) arising during the year	1,982	(10,213)

Total recognized in other comprehensive loss for the year (pre-tax)	$(3,359)	$(17,398)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$196
Actuarial loss, net	58,807	61,970

Total accumulated other comprehensive loss (pre-tax)	$58,807	$62,166

In 2011, an estimated $4.8 million of unrecognized net actuarial loss and $0 of prior service cost for the defined benefit pension plan will be amortized from AOCL into net periodic benefit cost. The comparable amounts recognized as net periodic benefit cost in 2010 were $5.1 million and $196,000, respectively. The discount rates used to determine the benefit obligation at December 31, 2010 and 2009 were 5.3% and 5.8%, respectively.

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

The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Components of Net Periodic Pension (Credit) Expense:
Interest cost	$6,057	$6,444	$6,414
Expected return on plan assets	(11,463)	(10,303)	(14,845)
Amortization of prior service cost	196	202	202
Amortization of unrecognized actuarial loss	5,145	6,983	196

Net periodic pension (credit) expense	$(65)	$3,326	$(8,033)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2010	2009	2008
Discount rate	5.8%	6.1%	6.3%
Expected rate of return on plan assets	9.0	9.0	9.0

New York Community Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a private placement fund, and in the Company’s common stock. At December 31, 2010 and 2009, the amounts of New York Community Plan assets invested in the Company’s common stock were $22.2 million and $17.1 million, respectively. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”). The investment funds include a series of equity and bond mutual funds or commingled trust funds, each with its own investment objectives, strategies, and risks, as detailed in the Guidelines.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives. At December 31, 2010, 68% of the Plan assets were invested in equity securities (equity mutual funds) and 32% in debt securities (bond mutual funds).

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

The following table presents information regarding investments held by the New York Community Plan as of December 31, 2010:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds – Equity:
Large-cap value(1)	$10,410	$10,410	$—	$—
Small-cap core(2)	13,201	13,201	—	—
Common/Collective Trusts – Equity:
Large-cap core(3)	11,537	—	11,537	—
Large-cap value(4)	6,014	—	6,014	—
Large-cap growth(5)	16,585	—	16,585	—
International core(6)	17,066	—	17,066	—
Common/Collective Trusts – Fixed Income:
Market duration fixed(7)	45,202	—	45,202	—
Equity Securities:
Company common stock	22,189	22,189	—	—

	$142,204	$45,800	$96,404	$—

(1)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(2)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around the Russell 1000 Index. The portfolio holds approximately 150 stocks.
(5)	This category consists of a portfolio of between 45 and 65 stocks that typically overweight technology and health care.
(6)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0% to 35% invested in emerging markets securities.
(7)	This category consists of an index fund that tracks the Barclays U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed, and asset-backed securities.

Current Asset Allocation

The weighted average asset allocations for the New York Community Plan as of December 31, 2010 and 2009 were as follows:

	At December 31,
	2010	2009
Equity securities	68%	66%
Debt securities	32	34

Total	100%	100%

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

Expected Contributions

The Company currently does not expect to contribute to the New York Community Plan in 2011.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the New York Community Plan during the years indicated:

(in thousands)
2011	$5,931
2012	6,281
2013	6,383
2014	6,499
2015	6,607
2016 and thereafter	34,838

Total	$66,539

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

The following tables set forth certain information regarding the Health & Welfare Plan based on the measurement dates indicated:

	December 31,
(in thousands)	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,766	$16,501
Service cost	4	4
Interest cost	793	910
Actuarial loss	1,283	139
Premiums/claims paid	(1,848)	(1,788)

Benefit obligation at end of year	$15,998	$15,766

Change in Plan Assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	1,848	1,788
Premiums/claims paid	(1,848)	(1,788)

Fair value of assets at end of year	$—	$—

Funded status (included in other liabilities)	$(15,998)	$(15,766)

Changes recognized in other comprehensive income for the year ended December 31:
Adjustment for measurement date change	$—	$—
Amortization of prior service cost	249	249
Amortization of actuarial gain	(313)	(303)
Net loss arising during the year	1,283	139

Total recognized in other comprehensive loss for the year (pre-tax)	$1,219	$85

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(2,778)	$(3,027)
Actuarial loss (net)	6,596	5,626

Total accumulated other comprehensive loss (pre-tax)	$3,818	$2,599

At December 31, 2010 and 2009, the discount rates used in the preceding table were 4.7% and 5.3%, respectively.

The estimated net actuarial loss (gain) and the prior service liability that will be amortized from AOCL into net periodic benefit cost over the next fiscal year are $411,000 and $249,000, respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2010	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$4	$4	$8
Interest cost	793	910	936
Amortization of prior service cost	(249)	(249)	(249)
Amortization of unrecognized actuarial loss	313	303	137

Net periodic benefit cost	$861	$968	$832

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2010	2009	2008
Discount rate	5.3%	5.9%	6.1%
Current medical trend rate	9.0	9.0	7.8
Ultimate trend rate	5.0	5.0	3.8
Year when ultimate trend rate will be reached	2014	2013	2012

Had the assumed medical trend rate at December 31, 2010 increased by 1% in each future year, the accumulated post-retirement benefit obligation at that date would have increased by $32,000, and the aggregate of the benefits earned and the interest components of 2010 net post-retirement benefit cost would have increased by $2,000. Had the assumed medical trend rate decreased by 1% in each future year, the accumulated post-retirement benefit obligation at December 31, 2010 would have declined by $36,000, and the aggregate of the benefits earned and the interest components of 2010 net post-retirement benefit cost would have declined by $2,000.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan will be used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.4 million to the Health & Welfare Plan to pay premiums and claims for the fiscal year ending December 31, 2011.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2011	$1,353
2012	1,315
2013	1,304
2014	1,289
2015	1,253
2016 and thereafter	5,694

Total	$12,208

NOTE 13: STOCK-RELATED BENEFIT PLANS

New York Community Bank Employee Stock Ownership Plan

At the time of the Community Bank’s conversion to stock form, the Company loaned $19.4 million to the ESOP to purchase 18,583,440 shares of the Company’s common stock. In the second quarter of 2002, the Company loaned an additional $14.8 million to the ESOP for the purchase of 906,667 shares of the common stock that were sold in a secondary offering on May 14, 2002. In 2002, the two loans were consolidated into a single loan which was being repaid at a fixed interest rate of 4.75% over a period of time not to exceed 30 years.

The Community Bank was obligated to repay the loan by making periodic contributions. The obligation to make such contributions was reduced to the extent of any investment earnings realized on such contributions and any dividends paid on shares held in the unallocated ESOP share account. At December 31, 2010, the loan had been fully repaid; at December 21, 2009, the loan had an outstanding balance of $886,000.

As the loan was repaid, shares were released from a suspense account and allocated among participants on the basis of compensation, as described in the ESOP, in the year of allocation. The Community Bank made an additional contribution of $3.2 million, or 173,593 shares, to the ESOP in 2010. No additional contributions were made to the ESOP during 2009 or 2008. The dividends and investment income on ESOP shares that were used for debt service in 2010, 2009, and 2008 amounted to approximately $299,000, $632,000, and $1.0 million, respectively.

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

In 2010, 2009, and 2008, the Company allocated 472,841; 332,055; and 346,497 shares, respectively, to participants in the ESOP. At December 31, 2010, there were no shares remaining in the ESOP for future allocation. The Community Bank recognized compensation expense for the ESOP based on the average market price of the Company’s common stock during the year in which the allocation was made. For the years ended December 31, 2010, 2009, and 2008, the Company recorded ESOP-related compensation expense of $9.1 million, $3.8 million, and $5.8 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank also established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. At both December 31, 2010 and 2009, the SERP maintained $3.1 million of trust-held assets, based upon the cost of said assets. Trust-held assets, consisting entirely of Company common stock, amounted to 1,185,062 and 1,114,983 shares at December 31, 2010 and 2009, respectively. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2010, 2009, or 2008.

Stock Incentive and Stock Option Plans

At December 31, 2010, the Company had 4,615,558 shares available for grant as options, restricted stock, or other forms of related rights under the 2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. During 2010, 2009, and 2008, 463,000; 1,352,000; and 1,945,400 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with average fair values of $16.29, $13.05, and $14.32 per share on the respective grant dates. The shares of restricted stock that were granted in 2010 and 2009 vest over a period of five years. Compensation cost related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $10.9 million, $9.5 million, and $7.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

A summary of activity with regard to restricted stock awards in the year ended December 31, 2010 is presented in the following table:

	For the Year Ended December 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,000,824	$13.95
Granted	463,000	16.29
Vested	(801,624)	14.59
Cancelled	(25,500)	13.56

Unvested at end of year	2,636,700	14.17

As of December 31, 2010, unrecognized compensation cost relating to unvested restricted stock totaled $32.5 million. This amount will be recognized over a remaining weighted average period of 3.3 years.

In addition, the Company had ten stock option plans at December 31, 2008: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 and 1996 Haven Bancorp, Inc. Stock Option Plans; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all ten plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during 2010, 2009, or 2008, the Company did not record any compensation and benefits expense relating to stock options during these years.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2010, 2009, and 2008, respectively, there were 12,443,676; 13,037,564; and 13,702,712 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,151 at December 31, 2010.

The status of the Stock Option Plans at December 31, 2010 and changes that occurred during the year ended at that date are summarized below:

	For the Year Ended December 31, 2010
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	13,037,564	$15.56
Exercised	(566,091)	11.49
Forfeited	(27,797)	13.04

Stock options outstanding, end of year	12,443,676	15.75
Options exercisable at year-end	12,443,676	15.75

The intrinsic value of stock options outstanding and exercisable at December 31, 2010 was $41.9 million. The intrinsic values of options exercised during the years ended December 31, 2010, 2009, and 2008 were $3.1 million, $309,000, and $14.1 million, respectively.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2010 and 2009, and that were included in the Company’s Consolidated Statement of Condition at those dates:

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$211,515	$—	$—	$211,515
GSE CMOs	—	222,303	—	—	222,303
Private label CMOs	—	51,362	—	—	51,362

Total mortgage-related securities	$—	$485,180	$—	$—	$485,180

Other Securities Available for Sale:
GSE debentures	$—	$620	$—	$—	$620
Corporate bonds	—	4,250	—	—	4,250
U. S. Treasury obligations	58,553	—	—	—	58,553
State, county, and municipal	—	1,334	—	—	1,334
Capital trust notes	—	16,134	25,870	—	42,004
Preferred stock	—	14,468	6,271	—	20,739
Common stock	40,276	—	—	—	40,276

Total other securities	$98,829	$36,806	$32,141	$—	$167,776

Total securities available for sale	$98,829	$521,986	$32,141	$—	$652,956

Other Assets:
Loans held for sale	$—	$1,203,844	$—	$—	$1,203,844
Mortgage servicing rights	—	—	106,186	—	106,186
Derivative assets	152	14,067	53	—	14,272
Liabilities:
Derivative liabilities	$(210)	$(3,908)	$—	$—	$(4,118)

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$271,808	$—	$—	$271,808
GSE CMOs	—	416,783	—	—	416,783
Private label CMOs	—	85,614	—	—	85,614

Total mortgage-related securities	$—	$774,205	$—	$—	$774,205

Other Securities Available for Sale:
GSE debentures	$—	$30,190	$—	$—	$30,190
Corporate bonds	—	4,901	—	—	4,901
U. S. Treasury obligations	606,451	—	—	—	606,451
State, county, and municipal	—	6,159	—	—	6,159
Capital trust notes	—	15,273	23,565	—	38,838
Preferred stock	—	13,567	7,667	—	21,234
Common stock	36,668	—	—	—	36,668

Total other securities	$643,119	$70,090	$31,232	$—	$744,441

Total securities available for sale	$643,119	$844,295	$31,232	$—	$1,518,646

Other Assets:
Loans held for sale	$—	$351,322	$—	$—	$351,322
Mortgage servicing rights	—	—	8,617	—	8,617
Derivative assets	48	20,416	32	(2,243)	18,253
Liabilities:
Derivative liabilities	$(344)	$—	$—	$83	$(261)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

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

The Company carries loans held for sale originated by the Residential Mortgage Banking segment at fair value, in accordance with applicable accounting guidance (the “Fair Value Option”). The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing collateralized debt obligations (“CDOs”), which include pooled trust preferred securities and income notes, and certain single-issue capital trust notes, each of which are classified within Level 3, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, CDOs and certain single-issue capital trust notes are valued using a model based on the specific collateral composition and cash flow structure of the securities. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, that price is considered when arriving at the security’s fair value. Where there is limited activity or less transparency around the inputs to the valuation of preferred stock, the valuation is based on a discounted cash flow model.

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

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. The majority of the Company’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters. These are parameters that are actively quoted and can be validated by external sources, including industry pricing services. Where the types of derivative products have been in existence for some time, the Company uses models that are widely accepted in the financial services industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. Further, many of these models do not contain a high level of subjectivity, as the methodologies used in the models do not require significant judgment, and inputs to the models are readily observable from actively quoted markets, as is the case for “plain vanilla” interest rate swaps and option contracts. Such instruments are generally classified within Level 2 of the valuation hierarchy. Derivatives that are valued based on models with significant unobservable market parameters, and that are normally traded less actively, have trade activity that is one-way, and/or are traded in less-developed markets, are classified within Level 3 of the valuation hierarchy. For IRLCs for residential mortgage loans that the Company intends to sell, the fair value is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected value of the MSRs, loan level price adjustment factors, and historical IRLC fall-out factors. Such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at the reporting date.

The Company had no transfers in or out of Level 1 or 2 during the twelve months ended December 31, 2010.

The Company reviews and updates the fair value hierarchy classifications for its assets on a quarterly basis. Changes from one quarter to the next that are related to the observability of inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the balance sheet amounts for the years ended December 31, 2010 and 2009 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy.

	Fair Value January 1, 2010	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Fair Value at Dec. 31, 2010	Change in Unrealized Gains and (Losses) Related to Instruments Held at Dec. 31, 2010
(in thousands)		Income	Comprehensive Income
Available-for-sale capital securities and preferred stock	$31,232	$(13,668)	$14,579	$(2)	$—	$32,141	$911
Mortgage servicing rights	8,617	(3,198)	—	100,767	—	106,186	(3,198)
Derivatives, net	32	21	—	—	—	53	21
	Fair Value January 1, 2009	Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Net	Transfers into Level 3	Fair Value at Dec. 31, 2009	Change in Unrealized Gains and (Losses) Related to Instruments Held at Dec. 31, 2009
(in thousands)		Income	Comprehensive Income
Available-for-sale capital securities and preferred stock	$14,590	$(4,420)	$11,792	$(766)	$10,036	$31,232	$12,790
Mortgage servicing rights	—	—	—	8,617	—	8,617	—
Derivatives, net	—	—	—	32	—	32	32

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2010 and 2009, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$3,233	$—	$3,233
Certain impaired loans	—	—	237,975	237,975

	$—	$3,233	$237,975	$241,208

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$4,729	$—	$4,729
Certain impaired loans	—	—	139,848	139,848

	$—	$4,729	$139,848	$144,577

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009:

	December 31,
	2010		2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$1,927,542	$1,927,542	$2,670,857	$2,670,857
Securities held to maturity	4,135,935	4,157,322	4,223,597	4,249,662
Securities available for sale	652,956	652,956	1,518,646	1,518,646
FHLB stock	446,014	446,014	496,742	496,742
Loans, net	29,041,595	29,454,199	28,265,208	28,302,882
Mortgage servicing rights	107,378	107,378	10,582	10,582
Derivatives	14,272	14,272	18,253	18,253
Financial Liabilities:
Deposits	$21,809,051	$21,846,984	$22,316,411	$22,373,559
Borrowed funds	13,536,116	14,801,131	14,164,686	15,271,668
Derivatives	4,118	4,118	261	261

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

In addition, these methods of estimating fair value do not incorporate the exit-price concept of fair value described in ASC Topic 820-10, “Fair Value Measurements and Disclosures.”

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

Derivative Financial Instruments

For exchange-traded futures and exchange-traded options, the fair value is based on observable quoted market prices in an active market. For forward commitments to buy and sell loans and mortgage-backed securities, the fair value is based on observable market prices for similar securities in an active market. For IRLCs for one-to-four family mortgage loans that the Company intends to sell, the fair value is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates, the value of MSRs arrived at by an independent MSR broker, government agency price adjustment factors, and historical IRLC fall-out factors.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2010 and 2009.

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions.

The Company held derivatives not designated as hedges with a notional amount of $4.7 billion at December 31, 2010. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2010:

	December 31, 2010
(in thousands)	Notional Amount	Unrealized(1)
		Gain	Loss
Treasury options	$480,000	$—	$5,580
Eurodollar futures	950,000	—	210
Forward commitments to sell loans/mortgage-backed securities	1,870,000	30,945	—
Forward commitments to buy loans/mortgage-backed securities	655,000	—	20,786
Interest rate lock commitments	680,169	53	—

Total derivatives	$4,635,169	$30,998	$26,576

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

The Company uses various financial instruments, including derivatives, in connection with its strategies to reduce price risk resulting from changes in interest rates. Derivative instruments may include IRLCs entered into with borrowers or correspondents/brokers to acquire conforming fixed and adjustable rate residential mortgage loans that will be held for sale. Other derivative instruments include Treasury options and Eurodollar futures. Gains or losses due to changes in the fair value of derivatives are recognized in current-period earnings.

The Company enters into forward contracts to sell fixed rate mortgage-backed securities to protect against changes in the prices of conforming fixed rate loans held for sale. Forward contracts are entered into with securities dealers in an amount related to the portion of IRLCs that is expected to close. The value of these forward sales contracts moves inversely with the value of the loans in response to changes in interest rates.

To manage the price risk associated with fixed rate non-conforming mortgage loans, the Company generally enters into forward contracts on mortgage-backed securities or forward commitments to sell loans to approved investors. Short positions in Eurodollar futures contracts are used to manage price risk on adjustable rate mortgage loans held for sale.

The Company also purchases put and call options to manage the risk associated with variations in the amount of IRLCs that ultimately close.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statement of Income and Comprehensive Income for the twelve months ended December 31, 2010 and for the period from December 4, 2009 (the date of the AmTrust acquisition) through December 31, 2009:

	Gain (Loss) Included in Mortgage Banking Income
(in thousands)	For the Twelve Months Ended December 31, 2010	From December 4, 2009 through December 31, 2009
Mortgage Banking:
Treasury options	$(753)	$(77)
Eurodollar futures	(1,847)	186
Forward commitments to buy/sell loans/mortgage-backed securities	(28,065)	16,224
Other Management Activities:
Interest rate swaps	—	1,221

Total (loss) gain	$(30,665)	$17,554

NOTE 16: DIVIDEND RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Banking Department if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal, state, and local taxes. In 2010, the Banks together paid dividends of $335.0 million to the Parent Company; at December 31, 2010, the Banks together could have paid additional dividends of $368.0 million to the Parent Company without regulatory approval.

NOTE 17: PARENT COMPANY-ONLY FINANCIAL INFORMATION

Following are the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2010	2009
ASSETS:
Cash and cash equivalents	$82,081	$167,828
Securities available for sale	6,023	6,901
Investments in subsidiaries	5,915,608	5,674,751
Receivables from subsidiaries	8,041	3,619
Other assets	52,414	55,518

Total assets	$6,064,167	$5,908,617

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Senior notes	$89,951	$89,919
Junior subordinated debentures	426,992	427,371
Other liabilities	21,004	24,425

Total liabilities	537,947	541,715

Stockholders’ equity	5,526,220	5,366,902

Total liabilities and stockholders’ equity	$6,064,167	$5,908,617

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2010	2009	2008
Interest income	$969	$1,837	$4,566
Dividends received from subsidiaries	335,000	300,000	100,000
Loss on OTTI of securities	—	(13,200)	(35,332)
Gain on debt repurchases	—	8,792	—
Other income	767	881	1,104

Gross income	336,736	298,310	70,338
Operating expenses	39,394	41,134	53,297

Income before income tax benefit and equity in undistributed earnings of subsidiaries	297,342	257,176	17,041
Income tax benefit	17,127	20,511	47,607

Income before equity in undistributed earnings of subsidiaries	314,469	277,687	64,648
Equity in undistributed earnings of subsidiaries	226,548	120,959	13,236

Net income	$541,017	$398,646	$77,884

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$541,017	$398,646	$77,884
Change in other assets	3,004	30,567	(61,386)
Change in other liabilities	(3,420)	(2,038)	19,725
Gain on debt repurchases	—	(8,792)	—
Loss on OTTI of securities	—	13,200	35,332
Other, net	8,038	8,640	6,998
Equity in undistributed earnings of subsidiaries	(226,548)	(120,959)	(13,236)

Net cash provided by operating activities	322,091	319,264	65,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and repayment of securities	634	781	3,106
Investments in subsidiaries, net	(4,423)	(937,771)	(76,971)

Net cash used in investing activities	(3,789)	(936,990)	(73,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	28,935	1,012,148	339,153
Treasury stock purchases	(4,054)	(1,311)	(2,208)
Cash dividends paid on common stock	(434,366)	(347,554)	(333,509)
Net cash received from exercise of stock options	5,436	465	15,041
Net cash received from exercise of warrants	—	—	73
Repurchase of junior subordinated debentures	—	(7,500)	—
Issuance of senior notes	—	—	89,888
Repayment of senior notes	—	—	(75,000)

Net cash (used in) provided by financing activities	(404,049)	656,248	33,438

Net (decrease) increase in cash and cash equivalents	(85,747)	38,522	24,890

Cash and cash equivalents at beginning of year	167,828	129,306	104,416

Cash and cash equivalents at end of year	$82,081	$167,828	$129,306

NOTE 18: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board of Governors (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC.

The following tables present the regulatory capital ratios for the Company at December 31, 2010 and 2009, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2010	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,503,672	9.07%	$3,503,672	13.69%	$3,674,679	14.36%
Minimum for capital adequacy purposes	(1,544,875)	(4.00)	(1,023,848)	(4.00)	(2,047,696)	(8.00)

Excess	$1,958,797	5.07%	$2,479,824	9.69%	$1,626,983	6.36%

			Risk-Based Capital
At December 31, 2009	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,373,258	10.03%	$3,373,258	14.48%	$3,500,748	15.03%
Minimum for capital adequacy purposes	(1,345,346)	(4.00)	(931,900)	(4.00)	(1,863,801)	(8.00)

Excess	$2,027,912	6.03%	$2,441,358	10.48%	$1,636,947	7.03%

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total risk-based capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2010, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2010, the most recent notifications from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2010 and 2009 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2010	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,200,193	8.80%	$3,200,193	13.30%	$3,356,156	13.95%
Minimum for capital adequacy purposes	(1,454,555)	(4.00)	(962,360)	(4.00)	(1,924,720)	(8.00)

Excess	$1,745,638	4.80%	$2,237,833	9.30%	$1,431,436	5.95%

			Risk-Based Capital
At December 31, 2009	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$2,998,757	9.47%	$2,998,757	13.77%	$3,113,792	14.29%
Minimum for capital adequacy purposes	(1,266,987)	(4.00)	(871,308)	(4.00)	(1,742,615)	(8.00)

Excess	$1,731,770	5.47%	$2,127,449	9.77%	$1,371,177	6.29%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2010 and 2009 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2010	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$285,267	12.70%	$285,267	16.38%	$301,683	17.33%
Minimum for capital adequacy purposes	(89,815)	(4.00)	(69,650)	(4.00)	(139,300)	(8.00)

Excess	$195,452	8.70%	$215,617	12.38%	$162,383	9.33%

			Risk-Based Capital
At December 31, 2009	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$275,432	11.39%	$275,432	13.82%	$288,504	14.48%
Minimum for capital adequacy purposes	(96,743)	(4.00)	(79,712)	(4.00)	(159,423)	(8.00)

Excess	$178,689	7.39%	$195,720	9.82%	$129,081	6.48%

NOTE 19: SEGMENT REPORTING

The Company’s operations are divided into two reportable business segments: Banking Operations and Residential Mortgage Banking. These operating segments have been identified based on the Company’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While the Company is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

The Company measures and presents information for internal reporting purposes in a variety of ways. The internal reporting system presently used by management in the planning and measurement of operating activities, and to which most managers are held accountable, is based on organizational structure.

Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to GAAP. The performance of the segments is not comparable with the Company’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, the Company allocates capital, funding charges and credits, certain non-interest expenses, and income tax provisions to each segment, as applicable. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised. Furthermore, business or product lines within the segments may change. In addition, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

The Company’s overall objective is to maximize shareholder value by, among other things, optimizing return on equity and managing risk. Capital is assigned to each segment on an economic basis, using management’s assessment of the inherent risks associated with the segment. Capital allocations are made to cover the following risk categories: credit risk, liquidity risk, interest rate risk, option risk, basis risk, market risk, and operational risk. Capital assignments are not equivalent to regulatory capital guidelines, and the total amount assigned to both segments typically varies from consolidated stockholders’ equity.

The Company allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and the number of full-time equivalent employees. A portion of operating expenses is not allocated, but is retained in corporate accounts. Such expenses include parent company costs that would not be incurred if the segments were stand-alone businesses and other one-time items not aligned with the business segments. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Banking Operations Segment

Banking Operations serves individual and business customers by offering and servicing a variety of loan and deposit products and other financial services.

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates and sells one-to-four family mortgage loans. Mortgage loan products include fixed- and adjustable-rate conventional loans for the purpose of purchasing or refinancing residential properties. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and fee income from the origination of loans, and recognizes gains or losses from the sale of mortgage loans.

The following table provides a summary of the Company’s segment results for the year ended December 31, 2010, on a managed basis. Prior to January 1, 2010, the Company determined it had only one segment.

(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party	$201,429	$136,494	$337,923
Non-interest revenue – inter-segment	1,542	(1,542)	—

Total non-interest revenue	202,971	134,952	337,923

Net interest income	1,161,593	18,370	1,179,963

Total net revenue	1,364,564	153,322	1,517,886
Provision for loan losses	102,903	—	102,903
Non-interest expense(1)	522,283	55,229	577,512

Income before income tax expense	739,378	98,093	837,471
Income tax expense	256,600	39,854	296,454

Net income	$482,778	$58,239	$541,017

Identifiable segment assets (period-end)	$39,970,782	$1,219,907	$41,190,689

(1)	Includes both direct and indirect expenses.

NOTE 20: SUBSEQUENT EVENTS

The Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued (March 1, 2011). The Company has determined that no such subsequent events have occurred.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the internal control over financial reporting of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

March 1, 2011

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2010 was effective using these criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2011 (hereafter referred to as our “2011 Proxy Statement”), under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2011 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,443,676	$15.75	4,626,709
Equity compensation plans not approved by security holders	—	—	—
Total	12,443,676	$15.75	4,626,709

Information regarding security ownership of certain beneficial owners and management appears in our 2011 Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2011 Proxy Statement, under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services appears in our 2011 Proxy Statement, under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2010 and 2009;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2010;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2010;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.

2.1	Purchase and Assumption Agreement - Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Desert Hills Bank, Phoenix, Arizona, the Federal Deposit Insurance Corporation, and New York Community Bank, dated as of March 26, 2010 (1)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation(3)

3.3	Amended and Restated Bylaws(4)

4.1	Specimen Stock Certificate(5)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto(6)

10.2	Retirement Agreement between New York Community Bancorp, Inc. and Michael F. Manzulli(7)

10.3	Retirement Agreement between New York Community Bancorp, Inc. and James J. O’Donovan (7)

10.4	Synergy Financial Group, Inc. 2003 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(8)

10.5	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(8)

10.6	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers(9)

10.7	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan(10)

10.8	Form of Queens County Savings Bank Employee Severance Compensation Plan(9)

10.9	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (9)

10.10	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust(9)

10.11	Incentive Savings Plan of Queens County Savings Bank(11)

10.12	Retirement Plan of Queens County Savings Bank(9)

10.13	Supplemental Benefit Plan of Queens County Savings Bank(12)

10.14	Excess Retirement Benefits Plan of Queens County Savings Bank(9)

10.15	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan(9)

10.16	New York Community Bancorp, Inc. 1997 Stock Option Plan(13)

10.17	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan(14)

10.18	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan(15)

10.19	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan(15)

10.20	Long Island Financial Corp. 1998 Stock Option Plan, as amended(16)

10.21	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated(15)

10.22	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated(17)

10.23	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated(17)

10.24	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.) (14)

10.25	New York Community Bancorp, Inc. Management Incentive Compensation Plan(18)

10.26	New York Community Bancorp, Inc. 2006 Stock Incentive Plan(18)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 1, 2011 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Furnished, not filed.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2010
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(4)	Incorporated by reference to Exhibits to Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-31565)
(8)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(9)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-66852
(10)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibits filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(14)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(15)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(16)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908

(17)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998
(18)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2011	New York Community Bancorp, Inc.
(Registrant)

/s/ JOSEPH R. FICALORA
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JOSEPH R. FICALORA	3/1/11	/S/ THOMAS R. CANGEMI	3/1/11
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and
(Principal Executive Officer)		Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN J. PINTO	3/1/11
John J. Pinto
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

/s/ DOMINICK CIAMPA	3/1/11	/s/ MAUREEN E. CLANCY	3/1/11
Dominick Ciampa		Maureen E. Clancy
Chairman of the Board of Directors		Director

/S/ HANIF W. DAHYA	3/1/11	/S/ ROBERT S. FARRELL	3/1/11
Hanif W. Dahya		Robert S. Farrell
Director		Director

/S/ WILLIAM C. FREDERICK, M.D.	3/1/11	/S/ MAX L. KUPFERBERG	3/1/11
William C. Frederick, M.D.		Max L. Kupferberg
Director		Director

/S/ MICHAEL J. LEVINE	3/1/11	/S/ HON. GUY V. MOLINARI	3/1/11
Michael J. Levine		Hon. Guy V. Molinari
Director		Director

/S/ JAMES J. O’DONOVAN	3/1/11	/S/ JOHN M. TSIMBINOS	3/1/11
James J. O’Donovan		John M. Tsimbinos
Director		Director

/S/ SPIROS J. VOUTSINAS	3/1/11	/S/ ROBERT WANN	3/1/11
Spiros J. Voutsinas		Robert Wann
Director		Senior Executive Vice President, Chief
Operating Officer, and Director