Form 10-Q
period 2011-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2011-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

437,348,593

Number of shares of common stock outstanding at

May 3, 2011

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2011

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS:
Cash and cash equivalents	$2,351,729	$1,927,542
Securities:
Available-for-sale ($365,342 and $500,811 pledged, respectively)	490,779	652,956
Held to maturity ($4,084,011 and $3,881,139 pledged, respectively) (fair value of $4,326,541 and $4,157,322, respectively)	4,304,218	4,135,935

Total securities	4,794,997	4,788,891

Non-covered loans held for sale	507,461	1,207,077
Non-covered loans held for investment, net of deferred loan fees and costs	24,024,733	23,707,494
Less: Allowance for losses on non-covered loans	(146,306)	(158,942)

Non-covered loans held for investment, net	23,878,427	23,548,552
Covered loans	4,141,082	4,297,869
Less: Allowance for losses on covered loans	(11,903)	(11,903)

Covered loans, net	4,129,179	4,285,966

Total loans, net	28,515,067	29,041,595
Federal Home Loan Bank stock, at cost	422,731	446,014
Premises and equipment, net	246,975	233,694
FDIC loss share receivable	777,183	814,088
Goodwill	2,436,159	2,436,159
Core deposit intangibles, net	70,349	77,734
Bank-owned life insurance	749,369	742,481
Other real estate owned (includes $81,197 and $62,412 covered by FDIC loss sharing agreements, respectively)	113,254	90,478
Other assets	569,131	592,013

Total assets	$41,046,944	$41,190,689

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$8,919,226	$8,235,825
Savings accounts	3,949,970	3,885,785
Certificates of deposit	7,453,547	7,835,161
Non-interest-bearing accounts	1,875,404	1,852,280

Total deposits	22,198,147	21,809,051
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	7,859,163	8,375,659
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	11,984,163	12,500,659
Junior subordinated debentures	426,903	426,992
Other borrowings	608,496	608,465

Total borrowed funds	13,019,562	13,536,116
Other liabilities	288,649	319,302

Total liabilities	35,506,358	35,664,469

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 437,341,143 shares and 435,646,845 shares issued and outstanding, respectively)	4,373	4,356
Paid-in capital in excess of par	5,290,868	5,285,715
Retained earnings	295,866	281,844
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	7,010	12,600
Net unrealized losses on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(20,552)	(20,572)
Net unrealized loss on pension and post-retirement obligations, net of tax	(36,979)	(37,723)

Total accumulated other comprehensive loss, net of tax	(50,521)	(45,695)

Total stockholders’ equity	5,540,586	5,526,220

Total liabilities and stockholders’ equity	$41,046,944	$41,190,689

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
INTEREST INCOME:
Mortgage and other loans	$415,942	$413,675
Securities and money market investments	54,981	68,703

Total interest income	470,923	482,378

INTEREST EXPENSE:
NOW and money market accounts	11,154	16,431
Savings accounts	4,127	5,745
Certificates of deposit	26,974	37,553
Borrowed funds	125,416	128,065

Total interest expense	167,671	187,794

Net interest income	303,252	294,584
Provision for losses on non-covered loans	26,000	20,000
Provision for losses on covered loans	—	—

Net interest income after provisions for loan losses	277,252	274,584

NON-INTEREST INCOME:
Total loss on OTTI of securities	—	(13,185)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	—	12,462

Net loss on OTTI recognized in earnings	—	(723)
Fee income	11,899	13,965
Bank-owned life insurance	6,889	7,401
Net gain (loss) on sales of securities	9,992	(8)
Gain on debt repurchase	—	293
Mortgage banking income	19,938	27,533
Other income	9,892	6,583

Total non-interest income	58,610	55,044

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	72,068	66,900
Occupancy and equipment	21,940	21,665
General and administrative	45,309	40,290

Total operating expenses	139,317	128,855
Amortization of core deposit intangibles	7,385	7,892

Total non-interest expense	146,702	136,747

Income before income taxes	189,160	192,881
Income tax expense	65,984	68,732

Net income	123,176	124,149

Other comprehensive income, net of tax:
Net change in unrealized losses on securities and non-credit portion of OTTI losses on securities	(5,570)	(4,783)
Change in pension and post-retirement obligations	744	834

Total comprehensive income, net of tax	$118,350	$120,200

Basic earnings per share	$0.28	$0.29

Diluted earnings per share	$0.28	$0.29

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2011
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$4,356
Shares issued for exercise of stock options (85,294 shares)	1
Shares issued for restricted stock awards (1,609,004 shares)	16

Balance at end of period	4,373

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	5,285,715
Shares issued for restricted stock awards, net of forfeitures	(43)
Compensation expense related to restricted stock awards	3,612
Exercise of stock options	(55)
Tax effect of stock plans	1,639

Balance at end of period	5,290,868

RETAINED EARNINGS:
Balance at beginning of year	281,844
Net income	123,176
Dividends paid on common stock ($0.25 per share)	(109,154)

Balance at end of period	295,866

TREASURY STOCK:
Balance at beginning of year	—
Purchase of common stock (128,010 shares)	(2,381)
Exercise of stock options (126,514 shares)	2,354
Shares issued for restricted stock awards (1,496 shares)	27

Balance at end of period	—

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(45,695)
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $2,578	(3,837)
Amortization of the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $14	20
Change in pension and post-retirement obligations, net of tax of $501	744
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $1,178	(1,753)

Total other comprehensive income loss, net of tax	(4,826)

Balance at end of period	(50,521)

Total stockholders’ equity	$5,540,586

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,176	$124,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	26,000	20,000
Depreciation and amortization	5,891	4,935
Amortization of premiums, net	278	1,881
Amortization of core deposit intangibles	7,385	7,892
Net (gain) loss on sale of securities	(9,992)	8
Net gain on sale of loans	(15,902)	(7,558)
Stock plan-related compensation	3,612	4,057
Loss on OTTI of securities recognized in earnings	—	723
Changes in assets and liabilities:
Decrease in deferred tax asset, net	16,625	1,235
Decrease (increase) in other assets	16,703	(22,767)
(Decrease) increase in other liabilities	(29,408)	98,575
Origination of loans held for sale	(1,500,836)	(1,349,160)
Proceeds from sale of loans originated for sale	2,211,232	911,038

Net cash provided by (used in) operating activities	854,764	(204,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	224,978	332,077
Proceeds from repayment of securities available for sale	51,551	420,315
Proceeds from sale of securities held to maturity	227,039	—
Proceeds from sale of securities available for sale	103,956	660
Purchase of securities held to maturity	(613,191)	(565,524)
Net redemption of Federal Home Loan Bank stock	23,283	56,211
Net (increase) decrease in loans	(193,966)	86,544
Purchase of premises and equipment, net	(19,172)	(2,284)
Net cash acquired in business combination	—	140,895

Net cash (used in) provided by investing activities	(195,522)	468,894

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	389,095	24,168
Net decrease in short-term borrowed funds	(500,000)	—
Net decrease in long-term borrowed funds	(16,554)	(333,340)
Tax effect of stock plans	1,639	657
Cash dividends paid on common stock	(109,154)	(108,157)
Treasury stock purchases	(2,381)	(1,706)
Net cash received from stock option exercises	2,300	2,573
Proceeds from issuance of common stock, net	—	28,935

Net cash used in financing activities	(235,055)	(386,870)

Net increase (decrease) in cash and cash equivalents	424,187	(122,968)
Cash and cash equivalents at beginning of period	1,927,542	2,670,857

Cash and cash equivalents at end of period	$2,351,729	$2,547,889

Supplemental information:
Cash paid for interest	$171,491	$203,198
Cash (received from) paid for income taxes	(10,134)	18,819
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	46,218	1,634

Note:	Excluding the core deposit intangible and FDIC loss share receivable, the fair values of non-cash assets acquired, and of liabilities assumed, in the acquisition of Desert Hills Bank on March 26, 2010 were $230.5 million and $442.5 million, respectively.

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

The Company changed its name to New York Community Bancorp, Inc. on November 21, 2000 in anticipation of completing the first of eight business combinations that expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and seven counties in the northern and central parts of New Jersey. The Company expanded beyond this region to south Florida, northeast Ohio, and central Arizona through its FDIC-assisted acquisition of certain assets and its assumption of certain liabilities of AmTrust Bank (“AmTrust”) in December 2009, and extended its Arizona franchise through its FDIC-assisted acquisition of certain assets and its assumption of certain liabilities of Desert Hills Bank (“Desert Hills”) in March 2010.

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

The unaudited consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The Company currently has unconsolidated subsidiaries in the form of nine wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 6, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Note 2. Computation of Earnings per Share

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2011	2010
Net income	$123,176	$124,149
Less: Dividends paid on and earnings allocated to participating securities	(890)	(748)

Earnings applicable to common stock	$122,286	$123,401

Weighted average common shares outstanding	435,563,415	432,131,304

Basic earnings per common share	$0.28	$0.29

Earnings applicable to common stock	$122,286	$123,401

Weighted average common shares outstanding	435,563,415	432,131,304
Potential dilutive common shares (1)	849,934	315,370

Total shares for diluted earnings per share computation	436,413,349	432,446,674

Diluted earnings per common share and common share equivalents	$0.28	$0.29

(1)	Options to purchase 2,617,993 and 5,310,729 shares, respectively, of the Company’s common stock that were outstanding as of March 31, 2011 and 2010, at respective weighted average exercise prices of $19.29 and $17.72, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3: Securities

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2011:

	March 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$163,923	$6,560	$58	$170,425
GSE CMOs(2)	186,399	7,198	—	193,597
Private label CMOs	40,875	166	9	41,032

Total mortgage-related securities	$391,197	$13,924	$67	$405,054

Other Securities:
GSE debentures	$619	$—	$5	$614
State, county, and municipal	1,306	31	21	1,316
Capital trust notes	38,843	3,798	4,539	38,102
Preferred stock	18,124	454	11,964	6,614
Common stock	42,076	1,678	4,675	39,079

Total other securities	$100,968	$5,961	$21,204	$85,725

Total securities available for sale(3)	$492,165	$19,885	$21,271	$490,779

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	As of March 31, 2011, the non-credit portion of OTTI recorded in accumulated other comprehensive loss, net of tax (“AOCL”) was $12.5 million (before taxes).

As of March 31, 2011, the amortized cost of marketable equity securities included perpetual preferred stock of $18.1 million and common stock of $42.1 million. Perpetual preferred stock consisted of an investment in a Florida-based diversified financial services firm that provides a variety of banking, wealth management, and outsourced business processing services to high net worth clients and premier financial institutions. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2010:

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$203,480	$8,067	$32	$211,515
GSE CMOs	213,839	8,464	—	222,303
Private label CMOs	51,657	110	405	51,362

Total mortgage-related securities	$468,976	$16,641	$437	$485,180

Other Securities:
U.S. Treasury obligations	$57,859	$694	$—	$58,553
GSE debentures	620	—	—	620
Corporate bonds	4,814	—	564	4,250
State, county, and municipal	1,304	41	11	1,334
Capital trust notes	38,843	8,550	5,389	42,004
Preferred stock	30,574	2,129	11,964	20,739
Common stock	42,044	3,786	5,554	40,276

Total other securities	$176,058	$15,200	$23,482	$167,776

Total securities available for sale	$645,034	$31,841	$23,919	$652,956

The following tables summarize the Company’s portfolio of securities held to maturity at March 31, 2011 and December 31, 2010:

	March 31, 2011
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$230,641	$230,641	$10,838	$1,861	$239,618
GSE CMOs	2,385,741	2,385,741	37,818	19,329	2,404,230
Other mortgage-related securities	6,722	6,722	—	—	6,722

Total mortgage-related securities	$2,623,104	$2,623,104	$48,656	$21,190	$2,650,570

Other Securities:
GSE debentures	$1,452,108	$1,452,108	$5,404	$15,275	$1,442,237
Corporate bonds	83,495	83,495	5,952	—	89,447
Capital trust notes	167,358	145,511	14,382	15,606	144,287

Total other securities	$1,702,961	$1,681,114	$25,738	$30,881	$1,675,971

Total securities held to maturity(1)	$4,326,065	$4,304,218	$74,394	$52,071	$4,326,541

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. As of March 31, 2011, the non-credit portion recorded in AOCL was $21.8 million (before taxes).

	December 31, 2010
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$208,993	$208,993	$12,206	$1,094	$220,105
GSE CMOs	2,763,545	2,763,545	47,352	28,345	2,782,552
Other mortgage-related securities	6,777	6,777	—	—	6,777

Total mortgage-related securities	$2,979,315	$2,979,315	$59,558	$29,439	$3,009,434

Other Securities:
GSE debentures	$924,663	$924,663	$4,524	$10,592	$918,595
Corporate bonds	86,483	86,483	8,647	13	95,117
Capital trust notes	167,355	145,474	11,410	22,708	134,176

Total other securities	$1,178,501	$1,156,620	$24,581	$33,313	$1,147,888

Total securities held to maturity	$4,157,816	$4,135,935	$84,139	$62,752	$4,157,322

The Company had $422.7 million and $446.0 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at March 31, 2011 and December 31, 2010, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2011 and the year ended December 31, 2010:

(in thousands)	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010
Gross proceeds	$103,956	$660
Gross realized gains	2,941	—
Gross realized losses	11	8

In addition, during the three months ended March 31, 2011, the Company sold held-to-maturity securities with gross proceeds totaling $227.0 million and gross realized gains of $7.1 million. These sales occurred as the Company either had collected a substantial portion (at least 85%) of the initial principal balance or there was evidence of significant deterioration in the issuer’s creditworthiness.

Included in the capital trust note portfolio held at March 31, 2011 were three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of March 31, 2011:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$627
Fair value	18,465	725	1,076
Unrealized gain	3,501	172	449
Lowest credit rating assigned to security	CCC-	C	C
Number of banks/insurance companies currently performing	26	62	24
Actual deferrals and defaults as a percentage of original collateral	5%	29%	36%
Expected deferrals and defaults as a percentage of remaining performing collateral	25	28	0
Expected recoveries as a percentage of remaining performing collateral	0	0	0
Excess subordination as a percentage of remaining performing collateral	10	0	0

As of March 31, 2011, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 10%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

The following table presents a roll-forward, from December 31, 2010 through March 31, 2011, of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2011. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment). There were no changes in the credit loss component of credit-impaired debt securities in the three months ended March 31, 2011:

(in thousands)		For the Three Months Ended March 31, 2011
Beginning credit loss amount as of December 31, 2010		$201,854
Add:	Initial other-than-temporary credit losses	—
	Subsequent other-than-temporary credit losses	—
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increases in expected cash flows on debt securities	—

Ending credit loss amount as of March 31, 2011		$201,854

OTTI losses on securities totaled $13.2 million in the three months ended March 31, 2010 and consisted entirely of trust preferred securities. The OTTI losses that were related to credit and, therefore, were recognized in earnings totaled $723,000 during this period, and were determined through a present-value analysis of expected cash flows on the securities. The significant inputs that the Company used to determine these expected cash flows were the anticipated magnitude and timing of interest payment deferrals, if any, and the underlying creditworthiness of the individual issuers whose debt acts as collateral for these trust preferred securities. The discount rate used to estimate the fair value was determined by considering the weighted average of certain market credit spreads, as well as credit spreads interpolated using other market factors. The discount rate used in determining the credit portion of OTTI, if any, is the yield on the position at the time of purchase.

The following table summarizes the carrying amount and estimated fair value of held-to-maturity debt securities, and the amortized cost and estimated fair value of available-for-sale debt securities, at March 31, 2011 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at March 31, 2011
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$8,763	7.79%	$8,956
Due from one to five years	—	—	—	—	—	—	23,981	5.80	24,563
Due from five to ten years	83,961	5.27	1,452,108	3.89	—	—	20,024	5.98	1,548,175
Due after ten years	2,539,143	3.87	—	—	—	—	176,238	7.29	2,744,847

Total debt securities held to maturity	$2,623,104	3.92%	$1,452,108	3.89%	$—	—%	$229,006	7.04%	$4,326,541

Available-for-Sale Securities:(3)
Due within one year	$3	2.78%	$—	—%	$125	5.39%	$—	—%	$128
Due from one to five years	10,534	7.20	—	—	630	6.10	—	—	11,264
Due from five to ten years	3,684	3.33	—	—	551	6.56	—	—	4,416
Due after ten years	376,976	4.69	619	5.26	—	—	38,843	4.88	429,278

Total debt securities available for sale	$391,197	4.75%	$619	5.26%	$1,306	6.22%	$38,843	4.88%	$445,086

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $627,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had no commitments to purchase securities at March 31, 2011.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2011:

At March 31, 2011	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$1,075,857	$15,275	$—	$—	$1,075,857	$15,275
GSE certificates	83,647	1,861	—	—	83,647	1,861
GSE CMOs	975,867	19,329	—	—	975,867	19,329
Capital trust notes	—	—	73,798	15,606	73,798	15,606

Total temporarily impaired held-to-maturity debt securities	$2,135,371	$36,465	$73,798	$15,606	$2,209,169	$52,071

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$5,341	$58	$—	$—	$5,341	$58
Private label CMOs	7,729	9	—	—	7,729	9
GSE debentures	614	5	—	—	614	5
State, county, and municipal	390	21	—	—	390	21
Capital trust notes	2,042	48	9,645	4,491	11,687	4,539

Total temporarily impaired available-for-sale debt securities	$16,116	$141	$9,645	$4,491	$25,761	$4,632
Equity securities	79	11	25,296	16,628	25,375	16,639

Total temporarily impaired available-for-sale securities	$16,195	$152	$34,941	$21,119	$51,136	$21,271

The twelve months or longer unrealized losses of $16.6 million relating to available-for-sale equity securities primarily consisted of two security positions. The first is a perpetual preferred stock of a Florida-based diversified financial services firm, which was evaluated under the debt model described earlier in this report. The second was a large cap equity fund. The respective twelve months or longer unrealized losses on the preferred stock and the large cap equity fund were $12.0 million and $4.0 million, respectively.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2010:

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

An OTTI loss on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss occurs, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCL. Financial Accounting Standards Board (“FASB”) guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered by the investor in reaching a conclusion that an investment is not other than temporarily impaired.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of March 31, 2011, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss in AOCL were not other than temporarily impaired as of March 31, 2011.

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

The unrealized losses on the Company’s GSE debentures and GSE CMOs at March 31, 2011 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at March 31, 2011.

The Company reviews quarterly financial information related to its investments in capital securities as well as other information that is released by each financial institution to determine the continued creditworthiness of the issuer of the securities. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at March 31, 2011. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in fair values for the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs were insignificant at March 31, 2011. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at March 31, 2011. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and future OTTI losses. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At March 31, 2011, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other than temporarily impaired at March 31, 2011. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2011 consisted of 13 capital trust notes and five equity securities. At December 31, 2010, the investment securities designated as having a continuous loss position for twelve months or more consisted of two mortgage-related securities, one corporate debt obligation, eleven capital trust notes, and seven equity securities. At March 31, 2011 and December 31, 2010, the combined market value of these securities represented unrealized losses of $36.4 million and $46.5 million, respectively. At March 31, 2011, the fair value of securities having a continuous loss position for twelve months or more was 23.9% below their collective amortized cost of $152.2 million. At December 31, 2010, the fair value of such securities was 24.0% below their collective amortized cost of $193.5 million.

Note 4: Loans

The following table sets forth the composition of the loan portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$16,898,020	70.32%	$16,807,913	70.88%
Commercial real estate	5,702,677	23.73	5,439,611	22.94
Acquisition, development, and construction	554,761	2.31	569,537	2.40
One-to-four family	155,813	0.65	170,392	0.72

Total mortgage loans held for investment	23,311,271	97.01	$22,987,453	96.94

Other Loans:
Commercial and industrial	639,207	2.66	641,663	2.70
Other	79,668	0.33	85,559	0.36

Total other loans held for investment	718,875	2.99	727,222	3.06

Total non-covered loans held for investment	$24,030,146	100.00%	$23,714,675	100.00%

Net deferred loan origination fees	(5,413)		(7,181)
Allowance for losses on non-covered loans	(146,306)		(158,942)

Non-covered loans held for investment, net	23,878,427		23,548,552
Covered loans	4,141,082		4,297,869
Allowance for losses on covered loans	(11,903)		(11,903)

Total covered loans, net	4,129,179		4,285,966
Loans held for sale	507,461		1,207,077

Total loans, net	$28,515,067		$29,041,595

Non-Covered Loans

Non-Covered Loans Held for Investment

The majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City that feature below-market rents.

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

One-to-Four Family Loans Originated for Sale

The Community Bank’s mortgage banking subsidiary, NYCB Mortgage Company, LLC, is one of the 20 largest aggregators of one-to-four family loans for sale to GSEs in the United States. Approximately 1,000 community banks, credit unions, mortgage companies, and mortgage brokers use the subsidiary’s proprietary web-accessible mortgage banking platform to originate one-to-four family loans in all 50 states.

Prior to December 2010, the Company originated one-to-four family loans in its branches and on its web site on a pass-through, or conduit, basis, and would sell the loans to the third-party conduit shortly after they closed. Since December 2010, the Company has been originating one-to-four family loans in its branches and on its web site through several selected clients of its mortgage banking operation, rather than through the single third-party conduit with which it previously worked. The agency-conforming one-to-four family loans produced for its customers are now aggregated with loans produced by its mortgage banking clients throughout the nation, and sold.

The Company also services mortgage loans for various third parties. At March 31, 2011, the unpaid principal balance of serviced loans amounted to $11.2 billion. At December 31, 2010, the unpaid principal balance of serviced loans amounted to $9.5 billion.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans at March 31, 2011:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Total Current Loans	Total Loans Receivable
Multi-family	$18,510	$388,352	$—	$406,862	$16,491,158	$16,898,020
Commercial real estate	7,824	106,915	—	114,739	5,587,938	5,702,677
Acquisition, development, and construction	14,874	85,626	—	100,500	454,261	554,761
One-to-four family	2,586	16,625	—	19,211	136,602	155,813
Commercial and industrial	4,266	16,933	—	21,199	618,008	639,207
Other	652	2,353	—	3,005	76,663	79,668

Total	$48,712	$616,804	$—	$665,516	$23,364,630	$24,030,146

At December 31, 2010, non-covered loans 30-89 days past due totaled $151.0 million and non-covered non-accrual loans totaled $624.4 million.

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

The following table presents additional information regarding the Company’s TDRs as of March 31, 2011:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$124,149	$157,878	$282,027
Commercial real estate	3,885	62,280	66,165
Acquisition, development, and construction	—	17,666	17,666
Commercial and industrial	—	3,917	3,917
One-to-four family	—	1,520	1,520

Total	$128,034	$243,261	$371,295

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2011, loans on which concessions were made with respect to rate reductions amounted to $258.8 million; loans on which maturities were extended amounted to $55.8 million; and loans in connection with which forbearance agreements were reached amounted to $56.7 million.

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

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at March 31, 2011:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$16,316,748	$5,511,559	$448,921	$143,866	$22,421,094	$597,549	$77,316	$674,865
Special mention	56,236	63,713	6,650	—	126,599	19,909	—	19,909
Substandard	524,941	126,771	99,190	11,947	762,849	21,747	2,352	24,099
Doubtful	95	634	—	—	729	—	—	—
Loss	—	—	—	—	—	2	—	2

Total	$16,898,020	$5,702,677	$554,761	$155,813	$23,311,271	$639,207	$79,668	$718,875

The preceding classifications follow regulatory guidelines and can be generally described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well defined weakness and there is a distinct possibility that the Company will sustain some loss); doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, residential loans are classified utilizing an inter-regulatory agency methodology that incorporates the extent of delinquency and the loan-to-value ratios. These classifications are the most current available and were generally updated within the last twelve months.

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of March 31, 2011:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$3,735,103	90.2%
All other loans	405,979	9.8

Total covered loans	$4,141,082	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company will be reimbursed for a substantial portion of any future losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under FASB Accounting Standards Codification (“ASC”) 310-30, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At March 31, 2011 and December 31, 2010, the outstanding balance of covered loans (representing amounts owed to the Company) totaled $5.0 billion and $5.2 billion, respectively. The carrying values of such loans were $4.1 billion and $4.3 billion, respectively, at March 31, 2011 and December 31, 2010.

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

The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of covered loans and could change the amount of interest income, and possibly principal, expected to be collected. Changes in the expected principal and interest payments over the estimated life are driven by the credit outlook and actions taken with borrowers. The Company periodically evaluates the estimates of cash flows expected to be collected. Expected future cash flows from interest payments are based on the variable rates at the time of the periodic evaluation. Estimates of expected cash flows that are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions are treated as prospective yield adjustments included in interest income.

Changes in the accretable yield for acquired loans were as follows for the three months ended March 31, 2011:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,356,844
Reclassification from accretable yield	(16,036)
Accretion	(51,708)

Balance at end of period	$1,289,100

In connection with the Desert Hills acquisition, the Company also acquired OREO, all of which is covered under an FDIC loss sharing agreement. Covered OREO was initially recorded at its estimated fair value on the acquisition date, based on independent appraisals less the estimated selling costs. Any subsequent write-downs due to declines in fair value will be charged to non-interest expense, with a partially offsetting non-interest income item for the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write-downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Covered Loans 90 Days or More Past Due:
One-to-four family	$321,145	$310,929
Other loans	52,945	49,898

Total covered loans 90 days or more past due	$374,090	$360,827

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Loans 30-89 Days Past Due:
One-to-four family	$106,409	$108,691
Other loans	12,385	21,851

Total loans 30-89 days past due	$118,794	$130,542

At March 31, 2011, the Company had $118.8 million of covered loans that were 30 to 89 days past due, and covered loans of $374.1 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $3.6 billion at March 31, 2011 and is considered current. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

There was no provision for or recovery on losses on covered loans during the three months ended March 31, 2011. The Company determined that there was no change in the expected underlying cash flows that was attributable to credit deterioration or impairment.

Note 5: Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses, based upon the method of evaluating loan impairment:

	$26,861,902	$26,861,902	$26,861,902
(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at March 31, 2011:
Individually evaluated for impairment	$10,354	$1,017	$11,371
Collectively evaluated for impairment	117,963	16,972	134,935
Loans acquired with deteriorated credit quality	11,903	—	11,903

Total	$140,220	$17,989	$158,209

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2010:
Individually evaluated for impairment	$15,877	$130	$16,007
Collectively evaluated for impairment	124,957	17,978	142,935
Loans acquired with deteriorated credit quality	11,903	—	11,903

Total	$152,737	$18,108	$170,845

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

	$26,861,902	$26,861,902	$26,861,902
(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2011:
Individually evaluated for impairment	$659,522	$10,325	$669,847
Collectively evaluated for impairment	22,651,749	708,550	23,360,299
Loans acquired with deteriorated credit quality	3,735,103	405,979	4,141,082

Total	$27,046,374	$1,124,854	$28,171,228

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2010:
Individually evaluated for impairment	$747,869	$12,929	$760,798
Collectively evaluated for impairment	22,239,584	714,293	22,953,877
Loans acquired with deteriorated credit quality	3,874,449	423,420	4,297,869

Total	$26,861,902	$1,150,642	$28,012,544

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the three months ended March 31, 2011:

	$26,861,902	$26,861,902	$26,861,902
(in thousands)	Mortgage	Other	Total
Beginning balance at December 31, 2010	$140,834	$18,108	$158,942
Charge-offs	(34,091)	(4,845)	(38,936)
Recoveries	287	13	300
Provision for loan losses	21,287	4,713	26,000

Ending balance at March 31, 2011	$128,317	$17,989	$146,306

Non-accrual loans amounted to $616.8 million and $624.4 million, respectively, at March 31, 2011 and December 31, 2010. There were no loans over 90 days past due and still accruing interest at either of these dates.

The following table presents additional information regarding the Company’s impaired loans at or for the three months ended March 31, 2011:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$441,534	$470,381	$—	$444,335	$2,281
Commercial real estate	63,916	68,510	—	92,002	902
Acquisition, development, and construction	59,936	65,523	—	62,695	—
One-to-four family	3,984	4,080	—	3,798	5
Commercial and industrial	4,318	3,109	—	7,618	—

Total impaired loans with no related allowance	$573,688	$611,603	$—	$610,448	$3,188

Impaired loans with an allowance recorded:
Multi-family	$29,631	$29,878	$2,979	$39,892	$56
Commercial real estate	27,541	27,948	654	26,621	24
Acquisition, development, and construction	32,980	34,268	6,722	34,167	—
One-to-four family	—	—	—	186	—
Commercial and industrial	6,007	10,118	1,017	4,009	139

Total impaired loans with an allowance recorded	$96,159	$102,212	$11,372	$104,875	$219

Total Impaired Loans:
Multi-family	$471,165	$500,259	$2,979	$484,227	$2,337
Commercial real estate	91,457	96,458	654	118,623	926
Acquisition, development, and construction	92,916	99,791	6,722	96,862	—
One-to-four family	3,984	4,080	—	3,984	5
Commercial and industrial	10,325	13,227	1,017	11,627	139

Total impaired loans	$669,847	$713,815	$11,372	$715,323	$3,407

The following table presents additional information regarding the Company’s impaired loans at December 31, 2010:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Multi-family	$447,137	$464,011	$—
Commercial real estate	120,087	122,486	—
Acquisition, development, and construction	65,453	71,541	—
One-to-four family	3,611	3,707	—
Commercial and industrial	10,919	15,197	—

Total impaired loans with no related allowance	$647,207	$676,942	$—

Loans with an allowance recorded:
Multi-family	$50,153	$52,209	$6,756
Commercial real estate	25,700	25,894	1,555
Acquisition, development, and construction	35,355	37,634	7,553
One-to-four family	373	373	13
Commercial and industrial	2,010	2,010	130

Total impaired loans with an allowance recorded	$113,591	$118,120	$16,007

Total Impaired Loans:
Multi-family	$497,290	$516,220	$6,756
Commercial real estate	145,787	148,380	1,555
Acquisition, development, and construction	100,808	109,175	7,553
One-to-four family	3,984	4,080	13
Commercial and industrial	12,929	17,207	130

Total impaired loans	$760,798	$795,062	$16,007

The interest income recorded on these loans was not materially different from cash-basis interest income.

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

The following table summarizes activity in the allowance for losses on covered loans for the three months ended March 31, 2011 and the twelve months ended December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Balance, beginning of period	$11,903	$—
Provision for loan losses	—	11,903

Balance, end of period	$11,903	$11,903

Note 6: Borrowed Funds

The following table summarizes the Company’s borrowed funds at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
FHLB advances	$7,859,163	$8,375,659
Repurchase agreements	4,125,000	4,125,000
Junior subordinated debentures	426,903	426,992
Senior notes	601,896	601,865
Preferred stock of subsidiaries	6,600	6,600

Total borrowed funds	$13,019,562	$13,536,116

At March 31, 2011, the Company had $426.9 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. The Trusts are accounted for as unconsolidated subsidiaries in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company and the underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of March 31, 2011:

Issuer	Interest Rate of Capital Securities and Debentures(1)	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(2)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010(2)
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010(2)
New York Community Capital Trust V	6.000	143,667	137,316	November 4, 2002	November 1, 2051	November 4, 2007(3)
New York Community Capital Trust X	1.910	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(4)
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010(2)
PennFed Capital Trust II	10.180	12,472	12,100	March 28, 2001	June 8, 2031	June 8, 2011(2)
PennFed Capital Trust III	3.560	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(4)
New York Community Capital Trust XI	1.957	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012(4)

		$426,903	$411,966

(1)	Excludes the effect of acquisition accounting adjustments.
(2)	Callable at a premium from this date forward.
(3)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(4)	Callable from this date forward.

Note 7: Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $133.7 million at March 31, 2011. MSRs are included in “other assets” in the Consolidated Statements of Condition. The Company has two classes of MSRs (residential and securitized) for which it separately manages the economic risk.

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

The following table sets forth the changes in residential and securitized MSRs for the three months ended March 31, 2011 and the year ended December 31, 2010:

	For the Three Months Ended March 31, 2011		For the Year Ended December 31, 2010
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$106,186	$1,192	$8,617	$1,965
Additions	26,118	—	100,767	—
Change in fair value	344	—	(3,198)	—
Amortization	—	(161)	—	(773)

Carrying value, end of period	$132,648	$1,031	$106,186	$1,192

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2011		2010
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,491	$180	$1,515	$198
Service cost	—	1	—	1
Expected return on plan assets	(3,133)	—	(2,866)	—
Unrecognized past service liability	—	(62)	49	(62)
Amortization of unrecognized loss	1,190	103	1,286	78

Net periodic (credit) expense	$(452)	$222	$(16)	$215

As discussed in the notes to the consolidated financial statements presented in the Company’s 2010 Annual Report on Form 10-K, the Company expects to contribute $1.4 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2011. The Company does not expect to contribute to its pension plan in 2011.

Note 9: Stock-Based Compensation

At March 31, 2011, the Company had 2,995,358 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006. During the three months ended March 31, 2011, 1,643,000 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with average fair values of $18.40 per share on the respective grant dates. The shares of restricted stock that were granted vest over a period of five years. Compensation cost related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $3.6 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively.

A summary of activity with regard to restricted stock awards in the three months ended March 31, 2011 is presented in the following table:

	For the Three Months Ended March 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,636,700	$14.17
Granted	1,643,000	18.40
Vested	(236,500)	15.39
Cancelled	(22,800)	16.45

Unvested at end of period	4,020,400	15.81

As of March 31, 2011, unrecognized compensation cost relating to unvested restricted stock totaled $58.8 million. This amount will be recognized over a remaining weighted average period of 3.8 years.

In addition, the Company had nine stock option plans at March 31, 2011: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the Roslyn Bancorp, Inc. 1997 and 2001 Stock-based Incentive Plans; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all nine plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the three months ended March 31, 2011 or the year ended December 31, 2010, the Company did not record any compensation and benefits expense relating to stock options during those periods.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At March 31, 2011, there were 12,120,663 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 10,400 at March 31, 2011.

The status of the Stock Option Plans at March 31, 2011 and changes that occurred during the three months ended at that date are summarized below:

	For the Three Months Ended March 31, 2011
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	12,443,676	$15.75
Exercised	(259,013)	12.23
Forfeited	(64,000)	14.95

Stock options outstanding, end of period	12,120,663	15.83
Options exercisable, end of period	12,120,663	15.83

The intrinsic value of stock options outstanding and exercisable at March 31, 2011 was $22.8 million. The intrinsic values of options exercised during the three months ended March 31, 2011 and 2010 were $1.6 million and $597,000, respectively.

Note 10: Fair Value Measurements

The FASB has issued guidance that, among other things, defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The standard clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$170,425	$—	$—	$170,425
GSE CMOs	—	193,597	—	—	193,597
Private label CMOs	—	41,032	—	—	41,032

Total mortgage-related securities	$—	$405,054	$—	$—	$405,054

Other Securities Available for Sale:
GSE debentures	$—	$614	$—	$—	$614
Corporate bonds	—	—	—	—	—
U. S. Treasury obligations	—	—	—	—	—
State, county, and municipal	—	1,316	—	—	1,316
Capital trust notes	—	16,869	21,233	—	38,102
Preferred stock	—	300	6,314	—	6,614
Common stock	39,079	—	—	—	39,079

Total other securities	$39,079	$19,099	$27,547	$—	$85,725

Total securities available for sale	$39,079	$424,153	$27,547	$—	$490,779

Other Assets:
Loans held for sale	$—	$507,351	$—	$—	$507,351
Mortgage servicing rights	—	—	132,648	—	132,648
Derivative assets	1,319	1,831	1,524	—	4,674
Liabilities:
Derivative liabilities	$307	$3,538	$—	$—	$3,845

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$211,515	$—	$—	$211,515
GSE CMOs	—	222,303	—	—	222,303
Private label CMOs	—	51,362	—	—	51,362

Total mortgage-related securities	$—	$485,180	$—	$—	$485,180

Other Securities Available for Sale:
GSE debentures	$—	$620	$—	$—	$620
Corporate bonds	—	4,250	—	—	4,250
U. S. Treasury obligations	58,553	—	—	—	58,553
State, county, and municipal	—	1,334	—	—	1,334
Capital trust notes	—	16,134	25,870	—	42,004
Preferred stock	—	14,468	6,271	—	20,739
Common stock	40,276	—	—	—	40,276

Total other securities	$98,829	$36,806	$32,141	$—	$167,776

Total securities available for sale	$98,829	$521,986	$32,141	$—	$652,956

Other Assets:
Loans held for sale	$—	$1,203,844	$—	$—	$1,203,844
Mortgage servicing rights	—	—	106,186	—	106,186
Derivative assets	152	14,067	53	—	14,272
Liabilities:
Derivative liabilities	$(210)	$(3,908)	$—	$—	$(4,118)

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

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. The majority of the Company’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters. These are parameters that are actively quoted and can be validated by external sources, including industry pricing services. Where the types of derivative products have been in existence for some time, the Company uses models that are widely accepted in the financial services industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. Further, many of these models do not contain a high level of subjectivity, as the methodologies used in the models do not require significant judgment, and inputs to the models are readily observable from actively quoted markets, as is the case for “plain vanilla” interest rate swaps and option contracts. Such instruments are generally classified within Level 2 of the valuation hierarchy. Derivatives that are valued based on models with significant unobservable market parameters, and that are normally traded less actively, have trade activity that is one-way, and/or are traded in less-developed markets, are classified within Level 3 of the valuation hierarchy. For interest rate lock commitments (“IRLCs”) for residential mortgage loans that the Company intends to sell, the fair value is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected value of the MSRs, loan level price adjustment factors, and historical IRLC fall-out factors. Such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at the reporting date.

The Company had no transfers in or out of Level 1 or 2 during the three months ended March 31, 2011.

The Company reviews and updates the fair value hierarchy classifications for its assets on a quarterly basis. Changes from one quarter to the next that are related to the observability of inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the balance sheet amounts for the three months ended March 31, 2011 and 2010 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

		Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Gross			Change in Unrealized Gains and (Losses) Related to Instruments Held at March 31, 2011
(in thousands)	Fair Value January 1, 2011	Income	Comprehensive Income		Transfers into Level 3	Fair Value at Mar. 31, 2011
Available-for-sale capital securities and preferred stock	$32,141	$—	$(4,594)	$—	$—	$27,547	$(4,594)
Mortgage servicing rights	106,186	739	—	25,723	—	132,648	739
Derivatives, net	53	1,471	—	—	—	1,524	1,471

		Total Realized/Unrealized Gains/(Losses) Recorded in		Purchases, Issuances, and Settlements, Gross			Change in Unrealized Gains and (Losses) Related to Instruments Held at March 31, 2010
(in thousands)	Fair Value January 1, 2010	Income	Comprehensive Income		Transfers into Level 3	Fair Value at Mar. 31, 2010
Available-for-sale capital securities and preferred stock	$31,232	$(398)	$2,635	$—	$—	$33,469	$2,237
Mortgage servicing rights	8,617	41	—	9,353	—	18,011	41
Derivatives, net	32	1,564	—	—	—	1,596	1,564

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$110	$—	$110
Certain impaired loans	—	—	222,028	222,028

	$—	$110	$222,028	$222,138

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$3,233	$—	$3,233
Certain impaired loans	—	—	237,975	237,975

	$—	$3,233	$237,975	$241,208

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,351,729	$2,351,729	$1,927,542	$1,927,542
Securities held to maturity	4,304,218	4,326,541	4,135,935	4,157,322
Securities available for sale	490,779	490,779	652,956	652,956
FHLB stock	422,731	422,731	446,014	446,014
Loans, net	28,515,067	28,833,655	29,041,595	29,454,199
Mortgage servicing rights	133,679	133,679	107,378	107,378
Derivatives	4,674	4,674	14,272	14,272
Financial Liabilities:
Deposits	$22,198,147	$22,229,496	$21,809,051	$21,846,984
Borrowed funds	13,019,562	14,143,657	13,536,116	14,801,131
Derivatives	3,845	3,845	4,118	4,118

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at March 31, 2011 and December 31, 2010.

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

The Company held derivatives not designated as hedges with a notional amount of $2.9 billion at March 31, 2011. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2011:

	March 31, 2011
	Notional Amount	Unrealized(1)
(in thousands)		Gain	Loss
Treasury options	$90,000	$—	$116
Eurodollar futures	975,000	320	—
Forward commitments to sell loans/mortgage-backed securities	876,925	—	3,598
Forward commitments to buy loans/mortgage-backed securities	475,000	1,892	—
Interest rate lock commitments	446,886	1,524	—

Total derivatives	$2,863,811	$3,736	$3,714

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2011 and for the twelve months ended December 31, 2010:

	Gain (Loss) Included in Mortgage Banking Income
(in thousands)	For the Three Months Ended March 31, 2011	For the Twelve Months Ended December 31, 2010
Treasury options	$2,812	$(753)
Eurodollar futures	408	(1,847)
Forward commitments to buy/sell loans/mortgage-backed securities	(17,864)	(28,065)

Total loss	$(14,644)	$(30,665)

Note 12: Segment Reporting

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

The following table provides a summary of the Company’s segment results for the three months ended March 31, 2011, on an internally managed accounting basis.

(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party	$42,854	$15,756	$58,610
Non-interest revenue – inter-segment	142	(142)	—

Total non-interest revenue	42,996	15,614	58,610

Net interest income	299,386	3,866	303,252

Total net revenue	342,382	19,480	361,862
Provision for loan losses	26,000	—	26,000
Non-interest expense(1)	133,143	13,559	146,702

Income before income tax expense	183,239	5,921	189,160
Income tax expense	63,616	2,368	65,984

Net income	$119,623	$3,553	$123,176

Identifiable segment assets (period-end)	$40,532,749	$514,195	$41,046,944

(1)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended March 31, 2010, on an internally managed accounting basis.

(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party	$38,455	$16,589	$55,044
Non-interest revenue – inter-segment	(239)	239	—

Total non-interest revenue	38,216	16,828	55,044

Net interest income	291,484	3,100	294,584

Total net revenue	329,700	19,928	349,628
Provision for loan losses	20,000	—	20,000
Non-interest expense(1)	124,542	12,205	136,747

Income before income tax expense	185,158	7,723	192,881
Income tax expense	65,594	3,138	68,732

Net income	$119,564	$4,585	$124,149

Identifiable segment assets (period-end)	$41,661,961	$768,776	$42,430,737

(1)	Includes both direct and indirect expenses.

Note 13. Impact of Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” ASU 2011-02 clarifies which loan modifications constitute TDRs. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in ASU 2011-03. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. ASU 2011-03 should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU No. 2011-03 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20.” The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a TDR. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. The deferral in ASU 2011-01 was effective upon issuance.

In July 2010, the FASB issued ASU No. 2010-20 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures, and to provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU No. 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. For further details on the Company’s credit quality disclosures, please refer to Note 4, “Loans;” and Note 5, “Allowance for Loan Losses.”

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset,” which impacted ASC 310-30. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a TDR. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This update became effective for the Company for the interim reporting period beginning after June 15, 2010, and did not have a material impact on the Company’s consolidated financial statements.

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

•

changes in interest rates, which may affect our net income, prepayment penalty income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at March 31, 2011 and December 31, 2010 follow:

(in thousands)	March 31, 2011	December 31, 2010
Total Stockholders’ Equity	$5,540,586	$5,526,220
Less: Goodwill	(2,436,159)	(2,436,159)
Core deposit intangibles	(70,349)	(77,734)

Tangible stockholders’ equity	$3,034,078	$3,012,327

Total Assets	$41,046,944	$41,190,689
Less: Goodwill	(2,436,159)	(2,436,159)
Core deposit intangibles	(70,349)	(77,734)

Tangible assets	$38,540,436	$38,676,796

Total stockholders’ equity to total assets	13.50%	13.42%
Tangible stockholders’ equity to tangible assets	7.87%	7.79%

Tangible Stockholders’ Equity	$3,034,078	$3,012,327
Add back: Accumulated other comprehensive loss, net of tax	50,521	45,695

Adjusted tangible stockholders’ equity	$3,084,599	$3,058,022

Tangible Assets	$38,540,436	$38,676,796
Add back: Accumulated other comprehensive loss, net of tax	50,521	45,695

Adjusted tangible assets	$38,590,957	$38,722,491

Adjusted stockholders’ equity to adjusted tangible assets	7.99%	7.90%

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

Allowance for Loan Losses

For the purposes of this discussion, “allowance for loan losses” refers to the allowance for losses on non-covered loans held for investment and “loans” refers to non-covered loans held for investment. (Please see Note 5 to the Consolidated Financial Statements for a discussion of our allowance for losses on covered loans as well as additional information about our allowance for losses on non-covered loans.)

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

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of OTTI impairment recorded in AOCL.

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

In accordance with OTTI accounting guidance, unless we have the intent to sell, or it is more likely than not that we may be required to sell a security before recovery, OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. If there is a decline in fair value of a security below its carrying amount and we have the intent to sell it, or it is more likely than not that we may be required to sell the security before recovery, the entire amount of the decline in fair value is charged to earnings.

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

In July 2009, new tax laws were enacted that were effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a real estate investment trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. As a result of certain earlier business combinations, we currently have six REIT subsidiaries. The law provided for 25% of such income to be excluded from tax in 2009 and 2010. Starting in 2011, there is no income exclusion for a subsidiary taxed as a REIT.

In August 2010, new tax laws were enacted by the State and City of New York that repealed the preferential deduction for bad debts that had been permitted in the determination of our New York State and City income tax liabilities. The laws applied retroactively to the determination of tax liability for calendar year 2010 as well as to subsequent years.

Dividend Payment

On April 18, 2011, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 17, 2011 to shareholders of record at the close of business on May 6, 2011.

The Economic Environment

Unemployment rates improved year-over-year in all five states that constitute our footprint. In Arizona, Florida, New Jersey, New York, and Ohio, the respective unemployment rates were 9.3%, 10.6%, 9.6%, 8.0%, and

9.0% in March 2011, having declined from 9.4%, 12.0%, 10.2%, 8.8%, and 11.5%, respectively, in March 2010. The national unemployment rate declined to 8.8% in March 2011 from 9.7% during this time.

In New York City, where the vast majority of the properties securing our held-for-investment loans are located, unemployment declined to 8.4% in March 2011 from 8.6% in December 2010 and 10.0% in March 2010. Furthermore, in Manhattan, where 35.6% of the properties securing our held-for-investment multi-family and commercial real estate loans are located, the office vacancy rate improved to 11.8% from 11.9% linked-quarter, and was 90 basis points below the comparable rate in March 2010.

Nonetheless, home prices fell 3.3% nationally year-over-year through February 2011, and also declined in the primary markets we serve. Specifically, home prices fell 2.9%, 6.2%, 3.1%, and 8.4%, year-over-year, in greater Cleveland, greater Miami, the New York Metropolitan region, and greater Phoenix, respectively.

Executive Summary

In the first quarter of 2011, we generated earnings of $123.2 million, or $0.28 per diluted share. Among the highlights of our first quarter performance were a significant increase in the production of multi-family and commercial real estate (“CRE”) loans for investment; a linked-quarter improvement in certain of our asset quality measures; and the continued growth of our tangible capital, as detailed below:

•

In the first quarter of 2011, we originated $1.9 billion of loans for investment, exceeding the year-earlier volume by $1.1 billion and the trailing-quarter volume by $279.6 million. Multi-family loans accounted for $1.1 billion, or 59.0%, of the first quarter 2011 total, and CRE loans accounted for $513.7 million, or 27.5%.

•

Total delinquencies fell $106.0 million, or 13.2%, over the course of the quarter to $697.6 million. The reduction was primarily due to a $102.3 million, or 67.7%, decline in loans 30 to 89 days past due to $48.7 million, and—to a far lesser extent—a $3.6 million decrease in non-performing non-covered assets to $648.9 million. The latter amount represented 1.76% of total non-covered assets, and was one basis point lower than the measure at December 31, 2010.

•

At $3.0 billion, tangible stockholders’ equity was up $21.8 million linked-quarter, and represented 7.87% of tangible assets, an eight-basis point increase. Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose nine basis points linked-quarter, to 7.99%. (Please see the reconciliation of our GAAP and non-GAAP capital measures earlier in this report.)

Our first quarter 2011 performance was also highlighted by the relative stability of our net interest margin, and by our continued efficiency. At 3.58%, our margin was 17 basis points wider than the year-earlier measure and three basis points narrower than the measure in the fourth quarter of 2010. At 38.50%, our efficiency ratio was somewhat higher than the measures recorded in the trailing and year-earlier quarters, but nonetheless well below the SNL U.S. Bank & Thrift Index measure of 63.89%.

Notwithstanding the strength of our balance sheet and profitability measures, our first quarter 2011 earnings were $26.7 million less than those reported in the trailing quarter and $973,000 less than those we reported in the first quarter of 2010. On a diluted per share basis, our first quarter 2011 earnings were $0.06 below the trailing-quarter level and $0.01 below the year-earlier amount.

The following factors contributed to the linked-quarter difference in our first quarter 2011 earnings:

•

The production of one-to-four family homes for sale declined significantly in the quarter, as existing home owners refrained from refinancing and prospective home owners refrained from buying, in the face of continued weakness in the residential real estate market and rising residential mortgage interest rates. As the production of one-to-four family homes for sale declined, so too did the average balances of loans and interest-earning assets, and the level of mortgage banking income recorded in the first quarter of the year. Specifically, income from one-to-four family loan originations declined $21.2 million linked-quarter, to $15.8 million in the three months ended March 31, 2011.

•

Although loan production increased significantly in our niche multi-family market, as intermediate-term interest rates moved lower and refinancing activity increased, the growth of the portfolio was limited by an increase in the volume of loans that were satisfied. Multi-family loans rose $90.1 million to $16.9 billion at the end of the current first quarter, accounting for 28.6% of the $315.5 million linked-quarter increase in total held-for-investment loans.

•

Reflecting the aforementioned decline in loans held for sale and the limited extent of held-for-investment loan growth, the average balance of loans and interest-earning assets declined on a linked-quarter basis, contributing to a modest $1.7 million reduction in net interest income and the three-basis point reduction in our margin, to 3.58%. These modest reductions were also due to declines in the yields on loans and interest-earning assets as new held-for-investment loans were largely put on at lower yields than those on the loans that were satisfied.

The linked-quarter reduction in net interest income and non-interest income was largely tempered by the following factors:

•

In connection with the increase in refinancing activity during the quarter, we recorded prepayment penalty income of $19.6 million, representing a linked-quarter increase of $4.5 million. In addition, prepayment penalty income added 23 basis points to our net interest margin, as compared to 18 basis points in the trailing three-month period.

•

Reflecting the strength of our liquidity and our retail core deposits, we continued to reduce our average and quarter-end balances of wholesale borrowings, as well as our balances of higher-cost certificates of deposit (“CDs”), and with them, the average cost of such funds. As a result, the linked-quarter decline in interest income was largely offset by a decline in interest expense.

The other primary factor contributing to the linked-quarter drop in our earnings was a $9.0 million increase in our provision for losses on non-covered loans to $26.0 million. Although total delinquencies declined substantially, as previously mentioned, the level of net charge-offs increased to $38.6 million in the quarter, primarily reflecting the reappraisal of certain multi-family and CRE properties collateralizing certain large loan relationships.

Summary of Financial Condition at March 31, 2011

We recorded total assets of $41.0 billion at March 31, 2011, $143.7 million less than the balance recorded at December 31, 2010. Notwithstanding a $317.2 million increase in non-covered loans held for investment, the balance of loans, net, declined by $526.5 million, largely reflecting a $699.6 million decrease in the balance of loans held for sale.

Liabilities declined $158.1 million from the year-end 2010 amount, to $35.5 billion, as a $389.1 million increase in total deposits tempered the impact of a $516.6 million reduction in borrowed funds. The net effect of the decline in total assets and total liabilities was a $14.4 million increase in stockholders’ equity to $5.5 billion, representing 13.50% of total assets at March 31st.

Loans

Our loan portfolio has three categories: covered loans (i.e., loans acquired in the AmTrust and Desert Hills Bank, or “Desert Hills,” acquisitions that are covered by FDIC loss sharing agreements); non-covered loans held for investment (i.e., loans that we originated for our own portfolio and, to a lesser extent, loans that were acquired in our business combinations prior to 2009); and loans held for sale (i.e., loans that are originated by our mortgage banking subsidiary for sale, primarily to government-sponsored enterprises, or “GSEs”).

At March 31, 2011, the loan portfolio totaled $28.5 billion and represented 69.5% of total assets, as compared to $29.0 billion, representing 70.5% of total assets, at December 31, 2010.

Covered Loans

Covered loans represented $4.1 billion, or 14.5%, of loans, net, at March 31, 2011, and were down $156.8 million from the balance recorded at December 31, 2010. The March 31st balance consisted of mortgage loans of $3.7 billion and other loans of $406.0 million; at December 31, 2010, the respective balances were $3.9 billion and $423.4 million.

Covered one-to-four family loans include both fixed and adjustable rate loans that were made to subprime, Alt-A, and prime borrowers by the acquired institutions. Covered other loans consist of CRE loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

The AmTrust loss sharing agreements require the FDIC to reimburse us for 80% of losses up to a specified threshold and for 95% of losses beyond that amount with respect to the covered loans we acquired. The Desert Hills loss sharing agreements require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that amount with respect to the covered assets we acquired.

There was no provision for, or recovery on, losses on covered loans during the three months ended March 31, 2011. The Company determined that there was no change in the expected underlying cash flows that was attributable to credit deterioration or impairment.

Non-Covered Loans Held for Investment

In the first quarter of 2011, we originated $1.9 billion of loans for investment, representing a linked-quarter increase of $279.6 million and a $1.1 billion increase year-over-year. Multi-family loans accounted for $1.1 billion, or 59.0%, of the current first quarter volume, representing a linked-quarter increase of $112.1 million and a year-over-year increase of $658.9 million. CRE loan originations represented $513.7 million, or 27.5%, of loans produced in the current first quarter and were up $165.9 million and $382.4 million, respectively, on a linked-quarter basis and year-over-year.

ADC loans accounted for $28.4 million of loans originated for investment in the current first quarter, while other loans accounted for $224.6 million. Of the latter amount, $218.7 million were C&I loans.

Notwithstanding the significant increase in first quarter 2011 originations, loan growth was limited by a significant increase in the volume of satisfied loans.

Multi-Family Loans

At March 31, 2011, multi-family loans represented $16.9 billion, or 70.3%, of loans held for investment, a $90.1 million increase from the balance recorded at December 31, 2010. At March 31, 2011, the average multi-family loan had a principal balance of $4.0 million, and the portfolio had an average loan-to-value (“LTV”) ratio at origination of 59.25%.

Multi-family loans are our principal asset, and the majority of the buildings collateralizing our loans are in New York City. The vast majority of our multi-family loans are made to long-time owners of apartment buildings that are subject to rent-regulation, and therefore feature below-market rents. Our borrowers typically use the funds we provide to make improvements to certain apartments, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates more cash flows that he or she may borrow against in future years. We also make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

In addition to underwriting our multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the building’s current rent rolls, their financial statements, and related documents.

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternatively, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Reflecting a decline in intermediate-term interest rates, refinancing activity increased substantially in the current first quarter and, as a result, the expected weighted average life of the multi-family loan portfolio fell to 3.2 years at the end of March from 4.1 years at December 31, 2010.

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

At March 31, 2011, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 76.6% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans in our specific niche. Notwithstanding an increase in non-performing multi-family loans in the current credit cycle, the multi-family loans we have charged off to date generally have been non-niche loans. We attribute the difference between the amount of non-performing loans we record and the actual losses we take to our underwriting standards and the generally conservative LTV ratios on the multi-family loans we produce.

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

Accordingly, while our multi-family loan portfolio has not been immune to the downturn of the credit cycle, we continue to believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, we believe that they are reasonably likely to retain their tenants in adverse economic times. In addition, we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties, and exclude any J-51 tax benefits (partial property tax exemptions and abatement benefits offered through the NYC Department of Housing Preservation and Development and the Department of Finance) received by the property owners.

Commercial Real Estate Loans

CRE loans represented $5.7 billion, or 23.7%, of total loans held for investment at the close of the current first quarter, signifying a $263.1 million increase from the balance recorded at December 31st. At the end of March, the average CRE loan had a principal balance of $3.2 million. In addition, the portfolio of CRE loans had an average LTV ratio at origination of 53.41%.

The CRE loans we originate are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties, primarily in the New York Metropolitan region.

The pricing of our CRE loans is structured along the same lines as our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternatively, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY, plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.5 years at the end of the current first quarter, down from 4.0 years at December 31, 2010. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction Loans

The growth of our loan portfolio has been driven by multi-family and CRE lending and tempered by a reduction in ADC loans. In the interest of reducing our exposure to credit risk at a time when real estate values started declining, we have either limited our production of ADC loans to advances that were committed prior to the second half of 2007, or to loans that have limited market risk and low LTV ratios, and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $554.8 million, or 2.3%, of loans held for investment, at the end of the current first quarter, a $14.8 million reduction from the balance at December 31st.

At March 31, 2011, 97.4% of our ADC loans were secured by properties in the New York Metropolitan region. In addition, 61.6% of our ADC loans were for land acquisition and development, with the remaining 38.4% consisting of loans that were provided for the construction of owner-occupied homes and commercial properties. ADC loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment. As of March 31, 2011, we had not collected on any personal guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. Reflecting the severity of the downturn in the current credit cycle, 15.4% of the loans in our ADC loan portfolio were non-performing at March 31, 2011.

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

One-to-Four Family Loans

Reflecting repayments, as well as our practice of originating loans for sale, the balance of one-to-four family loans held for investment fell $14.6 million to $155.8 million over the three months ended March 31, 2011. The majority of one-to-four family loans held for investment were acquired in our earlier business combinations or were originated by the Company prior to December 2000.

Other Loans

Other loans totaled $718.9 million at March 31, 2011, and were down $8.3 million from the balance at December 31, 2010. At $639.2 million, C&I loans represented the bulk of the March 31st balance, and were down $2.5 million from the balance at year-end.

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

The interest rates on C&I loans can be fixed or floating, with floating rate loans being tied to prime or some other market index, plus an applicable spread. Depending on the profitability of our relationship with the borrower, our floating rate loans may or may not feature a floor rate of interest. The decision to require a floor rate of interest on C&I loans depends on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

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

Non-Covered Loans Held for Sale

Non-covered loans held for sale declined to $507.5 million at March 31, 2011 from $1.2 billion at December 31, 2010. The vast majority of the March 31st total consisted of agency-conforming one-to-four family loans that were originated for sale to GSEs by our mortgage banking subsidiary. A significantly smaller portion of the March 31st balance consisted of prime fixed-rate jumbo loans that were originated under contract in the quarter for sale to another financial institution.

The reduction in the balance of one-to-four family loans held for sale was attributable to a marked decline in refinancing activity and new purchases in the residential real estate market, as homeowners and new buyers were discouraged by continued weakness in the U.S. housing market and by an increase in residential mortgage interest rates. As a result, originations of loans for sale declined from $3.9 billion in the trailing quarter to $1.5 billion in the first quarter of 2011. Furthermore, rate-lock volume (a leading indicator of expected future near-term loan funding levels) declined to $1.6 billion in the current first quarter from $2.6 billion in the fourth quarter of 2010.

Approximately 1,000 clients, including community banks, credit unions, mortgage companies, and mortgage brokers, utilize our proprietary web-accessible mortgage banking platform to originate agency-conforming, full-documentation, prime credit one-to-four family loans in all 50 states. We then package and sell the loans to institutional investors as whole loans or in the form of mortgage-backed securities issued and guaranteed by GSEs.

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

In addition, all “trusted source” third-party vendors are directly connected to the Gemstone system via secure electronic data interfaces. Within the Gemstone system, these trusted sources provide key risk and control services throughout the origination process, including ordering and receipt of credit report information, independent collateral appraisals, and private mortgage insurance, automated underwriting and program eligibility determinations, flood insurance determination, fraud detection, local/state/federal regulatory compliance, predatory or “high cost” loan reviews, and legal document preparation services. Our employees augment the automated system controls by performing audits during the process, which include the final underwriting of the loan file (credit decision), and various other pre-funding and post-funding quality control reviews.

In connection with the activities of our mortgage banking subsidiary, we enter into contingent commitments to fund residential mortgage loans by a specified future date at a stated interest rate and corresponding price. Such commitments, which are generally known as interest rate lock commitments (“IRLCs”), are considered to be financial derivatives and, as such, are carried at fair value.

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

When we retain the servicing on the loans we sell, we capitalize a mortgage servicing right (“MSR”) asset. We estimate the fair value of the MSR asset based upon a number of factors, including the current and expected loan prepayment rates, economic conditions, and market forecasts, as well as relevant characteristics of the associated underlying loans. Generally, when market interest rates decline, loan prepayments increase as customers refinance their existing mortgages to more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, a portion of the anticipated cash flows associated with servicing these loans is terminated or reduced, which can result in a reduction in the fair value of the capitalized MSRs and a corresponding reduction in earnings. MSRs are recorded at fair value, with changes in fair value recorded as a component of non-interest income.

The agency-conforming one-to-four family loans we originate for sale to GSEs require that we make certain representations and warranties with regard to the underwriting, documentation, and legal/regulatory compliance, and we may be required to repurchase a loan or loans from the GSEs if it is found that a breach of the representations and warranties has occurred.

As governed by our agreements with the GSEs, these representations and warranties relate to, among other factors, the ownership of the loan; the validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan as of its closing date; the process used to select the loan for inclusion in a transaction; and the loan’s compliance with any applicable criteria, including underwriting standards, loan program guidelines, and compliance with applicable federal, state, and local laws. In such cases, we would be exposed to any subsequent credit loss on the mortgage loans, which might or might not be realized in the future.

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is included in “general and administrative expense” in the accompanying Consolidated Statements of Income and Comprehensive Income. At March 31, 2011 and December 31, 2010, the respective liabilities for estimated possible future losses relating to these representations and warranties were $3.9 million and $3.5 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience; estimated future defaults; historical loan repurchase rates and the frequency and severity of default associated with prior repurchased loans; probability that a repurchase request will be received; and the probability that a loan will be required to be repurchased.

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

In the first quarter of 2011, we began to originate prime jumbo one-to-four family loans for sale under contract to another financial institution. While we do not currently expect this expansion of our mortgage banking business to contribute materially to our earnings in 2011, we do believe it represents a logical extension of this business, with the potential to benefit our revenue stream.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at March 31, 2011:

	At March 31, 2011
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
		Percent		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
New York City:
Manhattan	$5,593,114	33.10%	$2,462,049	43.17%	$202,143	36.44%
Brooklyn	3,077,838	18.21	404,950	7.10	74,530	13.43
Bronx	2,349,121	13.90	220,119	3.86	26,686	4.81
Queens	1,803,138	10.67	571,352	10.02	64,297	11.59
Staten Island	123,177	0.73	71,258	1.25	13,912	2.51

Total New York City	$12,946,388	76.61%	$3,729,728	65.40%	$381,568	68.78%

Long Island	604,247	3.58	890,647	15.62	114,205	20.59
Other New York State	484,907	2.87	120,684	2.12	7,458	1.34
New Jersey	1,373,063	8.13	529,006	9.27	37,111	6.69
Pennsylvania	538,029	3.18	273,667	4.80	—	—
All other states	951,386	5.63	158,945	2.79	14,419	2.60

Total	$16,898,020	100.00%	$5,702,677	100.00%	$554,761	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Geographical Analysis of the Covered Loan Portfolio (1)

The following table presents a geographical analysis of our covered loan portfolio at March 31, 2011:

(in thousands)
California	$716,400
Florida	680,684
Arizona	447,530
Ohio	255,257
Massachusetts	184,259
Michigan	177,921
Illinois	140,800
New York	117,557
Nevada	112,813
Texas	111,899
Maryland	94,810
Washington	91,611
Colorado	90,211
All other states	919,330

Total covered loans	$4,141,082

(1)	At March 31, 2011, $3.7 billion, or 90.2%, of the covered loan portfolio consisted of one-to-four family loans. The remaining $406.0 million, or 9.8%, of the covered loan portfolio consisted of multi-family, CRE, ADC, C&I, consumer loans, and HELOCs.

Asset Quality: Non-Covered Loans and Non-Covered Other Real Estate Owned (“OREO”)

Reflecting a substantial decline in loans 30 to 89 days past due and a more modest decline in non-performing non-covered assets, total delinquencies fell $106.0 million, or 13.2%, on a linked-quarter basis to $697.6 million at March 31, 2011.

Non-covered loans 30 to 89 days past due totaled $48.7 million at the end of March, representing a linked-quarter reduction of $102.3 million, primarily reflecting a $102.7 million decline in past due multi-family loans to $18.5 million. Although past due ADC loans rose $9.7 million during this time, to $14.9 million, past due CRE, one-to-four family, and other loans declined by $383,000, $3.1 million, and $5.8 million, respectively, to $7.8 million, $2.6 million, and $4.9 million over the three-month period.

The significant reduction in multi-family loans 30 to 89 days past due includes a $42.2 million loan relationship that was brought current during the quarter and a $19.6 million loan that transitioned to non-accrual status. Additional details about the latter loan appear in the discussion of our five largest non-performing loans later in this report.

Non-performing non-covered assets declined $3.6 million over the course of the quarter, to $648.9 million, representing 1.76% of total non-covered assets, down one basis point from the measure at December 31, 2010. Although non-covered OREO rose $4.0 million during this time, to $32.1 million, this increase was exceeded by a reduction in non-performing non-covered loans.

Non-performing non-covered loans declined to $616.8 million, or 2.57% of total non-covered loans, at the end of the current first quarter from $624.4 million, or 2.63%, of total non-covered loans, at December 31, 2010. Included in non-performing non-covered loans at March 31st were non-accrual mortgage loans of $597.5 million and non-accrual other loans of $19.3 million.

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

We monitor non-accrual loans both within and beyond our primary lending area in the same manner. Monitoring loans generally involves inspecting and re-appraising the collateral properties; holding discussions with the principals and managing agents of the borrowing entities and/or retained legal counsel, as applicable; requesting financial, operating, and rent roll information; confirming that hazard insurance is in place or force-placing such insurance; monitoring tax payment status and advancing funds as needed; and appointing a receiver, whenever possible, to collect rents, manage the operations, provide information, and maintain the collateral properties.

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

Although non-performing non-covered multi-family loans rose $60.5 million from the balance at year-end 2010, to $388.4 million, this increase was exceeded by the combination of a $55.5 million reduction in non-performing CRE loans to $106.9 million, and smaller reductions in non-performing ADC and other loans totaling $11.4 million.

The increase in the balance of non-performing non-covered multi-family loans was primarily due to four large lending relationships, including a $35.9 million relationship with the owner of 15 residential properties in the Bronx, Brooklyn, and Connecticut; a $24.8 million relationship with the owner of two residential properties in Jersey City, New Jersey; a $19.6 million loan to the owner of a 237-unit apartment building in the Bronx; and an $18.6 million loan to the owner of a 191-unit apartment building in Brooklyn. The increase in non-accrual multi-family loans was partly offset by certain loan dispositions of $39.2 million.

The $55.5 million reduction in non-performing non-covered CRE loans was primarily due to a $50.0 million loan disposition which was secured by a property in Manhattan.

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

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval by management and the Mortgage or Credit Committee, as applicable. A member of the Mortgage or Credit Committee participates in inspections on multi-family loans to be originated in excess of $4.0 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on CRE loans to be originated in excess of $2.5 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers, perform appraisals on collateral properties.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits, as previously noted, were below those amounts at March 31, 2011. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

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

The Boards of Directors also take part in the ADC lending process, with all ADC loans requiring the approval of the Mortgage or Credit Committee, as applicable. In addition, a member of the pertinent committee participates in inspections when the loan amount exceeds $2.5 million. ADC loans primarily have been made to well-established builders who have worked with us in the past. We typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, which are not our primary focus, we typically lend up to 65% of the estimated as-completed market value of the property. Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

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

Fair values for all multi-family buildings, CRE properties, and land are determined based on the appraised value. If an appraisal is more than one year old and the loan is classified as non-performing, then an updated appraisal is required to determine fair value. Estimated disposition costs are deducted from the fair value of the property to determine estimated net realizable value. In the instance of an outdated appraisal on an impaired loan, we adjust the original appraisal by using a CRE transaction-based value to determine the extent of impairment until an updated appraisal is received.

While we strive to originate loans that will perform fully, the severity of the credit cycle has resulted in a greater number of loans transitioning to non-accrual status, and a greater volume of net charge-offs, than has been the norm. Although total delinquencies fell substantially in the first quarter of this year, the volume of net charge-offs rose $24.7 million linked-quarter, to $38.6 million, largely in connection with the reappraisal of properties that serve as collateral for certain large loan relationships. Multi-family and CRE loans represented $26.0 million and $7.1 million, respectively, of net charge-offs in the current first quarter, while ADC, one-to-four family, and other loans accounted for $665,000, $42,000, and $4.8 million, respectively.

In view of the increase in net charge-offs, the continued weakness of the economy, and the still-high level of unemployment, we increased our loan loss provision to $26.0 million in the current first quarter from $17.0 million and $20.0 million, respectively, in the trailing and year-earlier three months. Reflecting the current first quarter provision and the quarter’s net charge-offs, the allowance for losses on non-covered loans equaled $146.3 million at March 31, 2011, as compared to $158.9 million at December 31, 2010. The March 31st amount was equivalent to 23.72% of non-performing non-covered loans and 0.61% of total non-covered loans; at December 31st, the comparable measures were 25.45% and 0.67%, respectively.

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

Based upon all relevant and available information at March 31, 2011, management believes that the allowance for loan losses at that date was appropriate.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction has largely been due to the nature of our primary lending niche (multi-family loans collateralized by non-luxury apartment buildings in New York City that feature below-market rents); and to our conservative underwriting practices that require, among other things, low LTV ratios.

Despite the level of our non-performing multi-family loans, we would not expect to see a comparable increase in losses. This is primarily due to the strength of the underlying collateral for these loans and the collateral structure upon which these loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Similarly, an increase in non-performing CRE loans would not necessarily be expected to result in a corresponding increase in losses on such credits. At March 31, 2011, CRE loans represented 23.7% of non-covered loans outstanding and charge-offs were $7.1 million in the three months ended at that date. We believe this favorable loan loss experience is due to our historical practice of underwriting CRE loans in accordance with standards similar to those we follow in underwriting our multi-family loans.

We continue to de-emphasize the production of ADC and other loans, as well as one-to-four family loans for portfolio, in order to mitigate credit risk. At March 31, 2011, ADC loans, other loans, and one-to-four family loans represented 2.31%, 2.99%, and 0.65%, respectively, of total non-covered loans held for investment, as compared to 2.40%, 3.06%, and 0.72%, respectively, at December 31, 2010. At March 31st, 15.4%, 2.7%, and 10.7% of ADC loans, other loans, and one-to-four family loans, respectively, were non-performing.

In view of these factors, we do not believe that the level of our non-performing loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance in any given period. As indicated, while non-performing non-covered loans represented 2.57% of total non-covered loans at the close of the quarter, the ratio of net charge-offs to average loans for the three months ended at that date was 0.14% (unannualized).

The following tables present the number and amount of non-accrual CRE and multi-family loans by originating bank at March 31, 2011 and December 31, 2010:

As of March 31, 2011	Non-Performing Commercial Real Estate Loans		Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	49	$74,042	144	$387,309
New York Commercial Bank	10	32,873	3	1,043

Total for New York Community Bancorp	59	$106,915	147	$388,352

As of December 31, 2010	Non-Performing Commercial Real Estate Loans		Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	53	$130,132	128	$323,751
New York Commercial Bank	12	32,268	3	4,141

Total for New York Community Bancorp	65	$162,400	131	$327,892

The following table presents information about our five largest non-performing loans as of March 31, 2011:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of loan	Multi-Family	Multi-Family	Construction	Construction	Multi-Family

Origination date	6/29/2005	1/12/2006	10/14/2005	12/21/2005	8/17/2007

Origination balance	$41,116,000	$35,680,000	$25,000,000	$21,462,500	$19,600,000

Full commitment balance	41,698,570	35,680,000	25,000,000	21,462,500	19,600,000

Balance at 3/31/2011	41,582,418	33,155,000	25,000,000	21,452,576	19,564,563

Associated loan loss allowance	None	None	5,905,000	None	294,858

Non-accrual date	2/2009	4/2010	6/2009	2/2010	2/2011

LTV at origination	76%	85%	54%	83%	73%

Current LTV	96	95	83	95	72

Last appraisal	12/2010	5/2010	9/2010	3/2010	7/2007

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for loans 1, 2, or 4, as determined by using the fair value of collateral method defined in Accounting Standards Codification (“ASC”) Nos. 310-10 and -40.

Loan No. 1:	The borrower is an owner of real estate throughout the nation and is based in New Jersey. This loan is collateralized by a complex of four multi-family buildings containing 672 residential units and four commercial units in Washington, D.C.

Loan No. 2:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a multi-family complex containing 494 residential units and 12 commercial retail units in Philadelphia, Pennsylvania.

Loan No. 3:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 95,000 square foot industrial building that is fully occupied and has been rezoned for residential development. “As of right” buildable area for the subject site is 267,966 square feet. By adjusting the appraisal for certain assumptions using the fair value of collateral method of ASC 310-10 and -40, it was determined that a $5,905,000 allocation to the non-covered loan loss allowance was necessary.

Loan No. 4:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a vacant loft building in Manhattan, New York, which is prime for development.

Loan No. 5:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a complex of four multi-family buildings containing 237 residential units and three professional units in the Bronx, New York. By adjusting the existing appraisal for certain assumptions using the fair value of collateral method of ASC 310-10 and -40, it was determined that a $294,858 allocation to the non-covered loan loss allowance was necessary. An updated appraisal has been ordered.

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

Loans modified in TDRs totaled $371.3 million at March 31, 2011, as compared to $357.5 million at December 31, 2010. Of the loans modified as TDRs at March 31st, loans of $243.3 million were on non-accrual status and loans of $128.0 million had been restored to accrual status as a result of their continued performance in accordance with their modified terms. At December 31, 2010, the comparable amounts were $204.8 million and $152.7 million, respectively.

In an effort to proactively address our delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions, forbearance of arrears, and extension of maturity dates. As of March 31, 2011, concessions made with respect to rate reductions amounted to $258.8 million; forbearance agreements amounted to $56.7 million; and maturity extensions amounted to $55.8 million.

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

The following table presents additional information regarding our TDRs as of March 31, 2011:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$124,149	$157,878	$282,027
Commercial real estate	3,885	62,280	66,165
Acquisition, development, and construction	—	17,666	17,666
Commercial and industrial	—	3,917	3,917
One-to-four family	—	1,520	1,520

Total	$128,034	$243,261	$371,295

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at March 31, 2011 and December 31, 2010. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Three Months Ended March 31, 2011	At or For the Year Ended December 31, 2010
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$158,942	$127,491
Provision for losses on non-covered loans	26,000	91,000
Charge-offs:
Multi-family	(26,085)	(27,042)
Commercial real estate	(7,086)	(3,359)
Acquisition, development, and construction	(878)	(9,884)
One-to-four family	(42)	(931)
Other loans	(4,845)	(19,569)

Total charge-offs	(38,936)	(60,785)
Recoveries	300	1,236

Balance at end of period	$146,306	$158,942

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$388,352	$327,892
Commercial real estate	106,915	162,400
Acquisition, development, and construction	85,626	91,850
One-to-four family	16,625	17,813

Total non-accrual non-covered mortgage loans	597,518	599,955
Other non-accrual non-covered loans	19,286	24,476

Total non-performing non-covered loans (1)	616,804	624,431
Other real estate owned (2)	32,057	28,066

Total non-performing non-covered assets	$648,861	$652,497

Asset Quality Ratios:
Non-performing non-covered loans to total non-covered loans	2.57%	2.63%
Non-covered non-performing assets to total non-covered assets	1.76	1.77
Allowance for losses on non-covered loans to non-performing non-covered loans	23.72	25.45
Allowance for losses on non-covered loans to total non-covered loans	0.61	0.67
Net charge-offs to average loans	0.14 (3)	0.21

Loans 30-89 Days Past Due:
Multi-family	$18,510	$121,188
Commercial real estate	7,824	8,207
Acquisition, development, and construction	14,874	5,194
One-to-four family	2,586	5,723
Other loans	4,918	10,728

Total loans 30-89 days past due(4)	$48,712	$151,040

(1)	The March 31, 2011 and December 31, 2010 amounts exclude loans 90 days or more past due of $374.1 million and $360.8 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The March 31, 2011 and December 31, 2010 amounts exclude OREO totaling $81.2 million and $62.4 million, respectively, that are covered by an FDIC loss sharing agreement.
(3)	Presented on a non-annualized basis.
(4)	The March 31, 2011 and December 31, 2010 amounts exclude loans 30 to 89 days past due of $118.8 million and $130.5 million, respectively, that are covered by FDIC loss sharing agreements.

Asset Quality: Covered Loans and Covered OREO

The credit risk associated with the assets acquired in our AmTrust and Desert Hills transactions has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC will reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans acquired in the AmTrust transaction; and will reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the Desert Hills transaction. In each case, the FDIC will reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond the initial amounts. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and HELOCs are effective for a ten-year period. The loss sharing agreements applicable to other loans and OREO provide for the FDIC to reimburse us for losses for a five-year period; the period for sharing in recoveries on other loans and OREO extends for a period of eight years.

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

In connection with the loss sharing agreements, we established FDIC loss share receivables of $740.0 million with regard to AmTrust and $69.6 million with regard to Desert Hills, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related loans is recognized.

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

The loss share receivables may also increase due to accretion, which was $9.1 million in the first quarter of this year. Accretion of the FDIC loss share receivable related to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the first quarter of 2011, we received FDIC reimbursements of $46.0 million, which resulted in a decrease in the combined balance of the FDIC loss share receivables.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at March 31, 2011 and December 31, 2010, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Three Months Ended March 31, 2011	At or For the Year Ended December 31, 2010
Covered Loans 90 Days or More Past Due:
Multi-family	$811	$410
Commercial real estate	14,023	12,060
Acquisition, development, and construction	12,541	12,664
One-to-four family	321,145	310,929
Other	25,570	24,764

Total covered loans 90 days or more past due	374,090	360,827
Covered other real estate owned	81,197	62,412

Total covered non-performing assets	$455,287	$423,239

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$389,163	$328,302
Commercial real estate	120,938	174,460
Acquisition, development, and construction	98,167	104,514
One-to-four family	337,770	328,742
Other non-performing loans	44,856	49,240

Total non-performing loans	990,894	985,258
Other real estate owned	113,254	90,478

Total non-performing assets (including covered assets)	$1,104,148	$1,075,736

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	3.52%	3.52%
Total non-performing assets to total assets	2.69	2.61
Allowance for loan losses to non-performing loans	15.97	17.34
Allowance for loan losses to total loans	0.56	0.61

Covered Loans 30-89 Days Past Due:
Multi-family	$136	$402
Commercial real estate	2,592	9,095
Acquisition, development, and construction	1,165	1,172
One-to-four family	106,409	108,691
Other loans	8,492	11,182

Total covered loans 30-89 days past due	$118,794	$130,542

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$18,646	$121,590
Commercial real estate	10,416	17,302
Acquisition, development, and construction	16,039	6,366
One-to-four family	108,995	114,414
Other loans	13,410	21,910

Total loans 30-89 days past due (including covered loans)	$167,506	$281,582

Geographic Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at March 31, 2011:

(in thousands)
New York	$397,353
New Jersey	146,376
Florida	96,690
Arizona	78,493
Pennsylvania	47,053
Washington, D.C.	41,777
California	37,099
Ohio	18,781
Nevada	16,422
Massachusetts	16,286
Connecticut	15,814
All other states	78,750

Total non-performing loans	$990,894

Securities

Securities represented $4.8 billion, or 11.7%, of total assets, at the end of the current first quarter, a nominal increase from the balance recorded at December 31, 2010. GSE securities represented 92.5% of the portfolio at March 31, 2011, comparable to the percentage at year-end.

Held-to-maturity securities rose $168.3 million during this time, to $4.3 billion, representing 89.8% of the total securities portfolio. Included in the March 31st amount were mortgage-related securities of $2.6 billion and other securities of $1.7 billion. At March 31, 2011, the respective fair values of mortgage-related securities and other securities held to maturity were, respectively, $2.7 billion and $1.7 billion, representing 101.05% and 99.69% of their respective carrying amounts.

Available-for-sale securities declined $162.2 million in the three months ended March 31, 2011, to $490.8 million, representing 10.2% of the total securities portfolio. The portfolio had an estimated average life of 4.1 years at the end of the current first quarter, as compared to 3.8 years at December 31, 2010. The estimated weighted average life of available-for-sale mortgage-related securities was 3.5 years and 3.6 years, respectively, at March 31, 2011 and December 31, 2010.

Funding Sources

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

Cash flows from the repayment and sale of loans totaled $3.9 billion in the current first quarter, down from $5.7 billion in the fourth quarter of 2010. Included in the first quarter 2011 amount were $1.7 billion from repayments of loans held for investment and $2.2 billion from the sale of one-to-four family loans. In the trailing quarter, repayments of loans held for investment generated cash flows of $1.7 billion, while the sale of one-to-four family loans generated cash flows of $4.0 billion.

Securities generated first quarter 2011 cash flows of $607.5 million, as compared to $684.8 million in the trailing quarter, and included $276.5 million from repayments and $331.0 million from sales.

Deposits

Deposits rose $389.1 million over the course of the quarter to $22.2 billion, representing 54.1% of total assets at March 31st. While core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing accounts) rose $770.7 million during this time, to $14.7 billion, deposit growth was somewhat tempered by a $381.6 million reduction in certificates of deposit (“CDs”) to $7.5 billion. Core deposits thus represented 66.4% of total deposits, while CDs represented the remaining 33.6%. The decline in CDs was largely strategic in nature, reflecting management’s unwillingness to compete for such deposits by paying higher rates of interest on such accounts.

The three-month increase in core deposits stemmed from a $683.4 million increase in NOW and money market accounts to $8.9 billion; a $64.2 million increase in savings accounts to $3.9 billion; and a $23.1 million increase in non-interest-bearing accounts to $1.9 billion. In keeping with our practice of utilizing brokered funds to supplement our funding, brokered money market accounts represented $3.6 billion of total NOW and money market accounts at the end of the current first quarter, as compared to $3.0 billion at December 31, 2010.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased) and, to a lesser extent, junior subordinated debentures and other borrowed funds (consisting primarily of preferred stock of subsidiaries and senior notes).

Borrowed funds totaled $13.0 billion at March 31, 2011, reflecting a $516.6 million decline from the balance recorded at December 31, 2010. Wholesale borrowings accounted for the bulk of the reduction, having declined to $12.0 billion from $12.5 billion over the three-month period. Wholesale borrowings thus represented 29.2% of total assets, down from 30.3% at December 31, 2010.

The reduction in wholesale borrowings was attributable to a decline in the balance of FHLB advances, to $7.9 billion from $8.4 billion at December 31, 2010. While the bulk of our FHLB advances are with the FHLB-NY, we also have FHLB-Cincinnati advances of $668.6 million stemming from the AmTrust acquisition. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at March 31, 2011 were repurchase agreements of $4.1 billion, consistent with the balance at December 31, 2010. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to our ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use.

A significant portion of our wholesale borrowings at quarter-end consisted of callable advances and callable repurchase agreements. At March 31, 2011, $11.4 billion of our wholesale borrowings were callable in 2011. Given the current interest rate environment, we do not expect these borrowings to be called.

The remainder of our borrowed funds consisted of junior subordinated debentures of $426.9 million and other borrowings of $608.5 million, comparable to the respective balances at December 31, 2010. Included in other borrowings at both period-ends were $602.0 million of fixed rate senior notes that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008. Of this amount, $512.0 million are due at December 16, 2011 and $90.0 million are due at June 22, 2012.

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

To manage our interest rate risk in the current first quarter, we continued to pursue certain core components of our business model: (1) We emphasized the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We not only utilized our cash flows to fund our loan production but also to reduce our balance of wholesale borrowings; and (3) We continued to reduce our cost of interest-bearing deposits.

Our mortgage banking operation makes certain IRLCs to fund residential mortgage loans at specified rates and for a specific period of time. When the loans are funded, they are typically held in inventory for approximately 15 days before being sold to GSEs. During the time an IRLC is outstanding, as well as during the time the funded loan is held in inventory, we are exposed to interest rate risk. To minimize this interest rate risk, we enter into forward commitments to sell mortgages, mostly with primary dealers. To the extent we are not able to deliver loans on the appropriate delivery dates, we may be required to pay a fee to the buyer. The forward commitments are used to offset interest rate risk on the IRLCs and loan inventory while options on U.S. Government treasuries are used to offset the delivery risk posed by the potential fall-out on the IRLCs. We may also use Eurodollar futures and other financial instruments to minimize these risks, depending on market conditions.

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

At March 31, 2011, our one-year gap was a positive 5.07%, as compared to a positive 1.72% at the end of December. The movement in our one-year gap was primarily attributable to the increase in refinancing activity in our loan portfolios, which resulted in the expected weighted average life of our multi-family loan portfolio declining from 4.1 years to 3.2 years and the expected weighted average life of our CRE loan portfolio declining from 4.0 years to 3.5.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2011 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2011 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 22% annually. Savings accounts, Super NOW accounts, and NOW accounts were assumed to decay at an annual rate of 5% for the first five years and 15% for the years thereafter. With the exception of those accounts having specified repricing dates, money market accounts were assumed to decay at an annual rate of 20% for the first five years and 50% in the years thereafter.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

Based on the information and assumptions in effect at March 31, 2011, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

	At March 31, 2011
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$4,424,249	$6,352,699	$10,060,083	$5,868,364	$905,311	$445,766	$28,056,472
Mortgage-related securities(2)(3)	213,853	531,786	1,134,227	574,116	503,927	70,249	3,028,158
Other securities and money market investments(2)	2,723,399	16,875	282,330	670,669	612,372	65,328	4,370,973

Total interest-earning assets	7,361,501	6,901,360	11,476,640	7,113,149	2,021,610	581,343	35,455,603

INTEREST-BEARING LIABILITES:
NOW and money market accounts	3,771,945	576,390	1,147,832	783,138	1,920,482	719,439	8,919,226
Savings accounts	592,530	127,498	314,919	284,215	1,463,504	1,167,304	3,949,970
Certificates of deposit	2,612,350	2,935,833	1,680,818	218,036	6,510	—	7,453,547
Borrowed funds	877,628	687,008	928,361	1,883,311	8,324,682	318,572	13,019,562

Total interest-bearing liabilities	7,854,453	4,326,729	4,071,930	3,168,700	11,715,178	2,205,315	33,342,305

Interest rate sensitivity gap per period(4)	$(492,952)	$2,574,631	$7,404,710	$3,944,449	$(9,693,568)	$(1,623,972)	$2,113,298

Cumulative interest rate sensitivity gap	$(492,952)	$2,081,679	$9,486,389	$13,430,838	$3,737,270	$2,113,298

Cumulative interest rate sensitivity gap as a percentage of total assets	(1.20)%	5.07%	23.11%	32.72%	9.10%	5.15%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	93.72%	117.09%	158.37%	169.15%	112.00%	106.34%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at March 31, 2011, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+200	(11.72)%
+100	(6.63)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2011, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	1.35%
+100 over one year	0.33

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in greater changes to our gap, NPV, and/or net interest income simulation.

Our mortgage banking operation makes certain IRLCs to fund residential mortgage loans at a specified interest rate and price for a specific period of time (typically 10 to 60 days forward). When the loans are funded, they are held in inventory for approximately 30 days before being sold to GSEs or private investors. During the time an IRLC is outstanding, as well as during the time the funded loan is held in inventory, we are exposed to interest rate risk. To minimize this interest rate risk, we enter into forward commitments to sell mortgage loans (agreements to deliver/sell mortgage loans or mortgage-backed securities at a specific interest rate and price as of a pre-determined forward settlement date). To the extent we are not able to deliver loans on the specified settlement dates, we may be required to pay a fee to the buyer. The forward commitments are used to partially offset market value changes of the IRLCs and loan inventory, while options on U.S. Government treasuries are used to offset the delivery risk posed by the potential fall-out on the IRLCs. We may also use Eurodollar futures and other financial instruments to minimize these risks, depending on market conditions and the underlying product type (e.g., adjustable rate loans).

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.4 billion at March 31, 2011, as compared to $1.9 billion at December 31, 2010. In the first three months of 2011, our loan and securities portfolios continued to be significant sources of liquidity, with proceeds from the sale of loans originated for sale totaling $2.2 billion, and the repayment and sale of securities generating cash flows of $276.5 million and $331.0 million, respectively.

Additional liquidity stems from the deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

Our primary investing activity is loan production and, in the first three months of 2011, the volume of loans originated exceeded the volume of loan repayments received. During this time, the net cash used in investing activities totaled $195.5 million. In addition, our financing activities used net cash of $235.1 million and our operating activities provided net cash of $854.8 million.

CDs due to mature in one year or less from March 31, 2011 totaled $5.5 billion, representing 74.4% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. There are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Company is responsible for paying any dividends declared to our shareholders. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the New York State Superintendent of Banks (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the first quarter of 2011, the Banks paid dividends totaling $120.0 million to the Parent Company, leaving $356.4 million that they could dividend to the Parent Company without regulatory approval at March 31st. In addition, the Parent Company had $84.6 million in cash and cash equivalents at March 31st, together with $6.2 million of available-for-sale securities. If either of the Banks applies to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such an application will be approved by the regulatory authorities.

Off-Balance-Sheet Arrangements and Contractual Commitments

At March 31, 2011, we had outstanding loan commitments of $2.0 billion and outstanding letters of credit totaling $139.0 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current quarter were comparable to the amounts at December 31, 2010, as disclosed in our 2010 Annual Report on Form 10-K.

In addition, we use various financial instruments, including derivatives, in connection with our strategies to reduce price risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to our mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope, based on the level and volatility of interest rates, the types of assets held, and other changes in market conditions. At March 31, 2011, we held derivative financial instruments with a notional value of $2.9 billion.

Capital Position

Stockholders’ equity totaled $5.5 billion at March 31, 2011, representing a $14.4 million increase from the balance recorded at December 31, 2010. The March 31st amount was equivalent to 13.50% of total assets, reflecting an eight-basis point increase, while book value per share equaled $12.67, representing a $0.02 decline.

Tangible stockholders’ equity (defined as stockholders’ equity less the sum of goodwill and core deposit intangible assets) rose $21.8 million from the balance at year-end 2010 to $3.0 billion, and represented 7.87% of tangible assets, an eight-basis point increase. Excluding AOCL of $50.5 million from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose nine basis points linked-quarter, to 7.99% at March 31, 2011. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures provided earlier in this report.)

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at March 31, 2011. On a consolidated basis, our leverage capital equaled $3.5 billion, representing 9.19% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $3.5 billion and $3.7 billion, representing 13.70% and 14.32%, respectively, of risk-weighted assets. At December 31, 2010, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $3.5 billion, $3.5 billion, and

$3.7 billion, equivalent to 9.07% of adjusted average assets, 13.69% of risk-weighted assets, and 14.36% of risk-weighted assets, respectively.

In addition, as of March 31, 2011, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2011 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements.

Regulatory Capital Analysis (the Company)

	At March 31, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,523,346	9.19%	$3,523,346	13.70%	$3,681,554	14.32%
Regulatory capital requirement	1,533,409	4.00	1,028,616	4.00	2,057,232	8.00

Excess	$1,989,937	5.19%	$2,494,730	9.70%	$1,624,322	6.32%

Regulatory Capital Analysis (New York Community Bank)

	At March 31, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,205,668	8.96%	$3,205,668	13.25%	$3,349,709	13.84%
Regulatory capital requirement	1,430,809	4.00	967,798	4.00	1,935,597	8.00

Excess	$1,774,859	4.96%	$2,237,870	9.25%	$1,414,112	5.84%

Regulatory Capital Analysis (New York Commercial Bank)

	At March 31, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$291,356	11.79%	$291,356	15.56%	$306,093	16.35%
Regulatory capital requirement	98,840	4.00	74,892	4.00	149,784	8.00

Excess	$192,516	7.79%	$216,464	11.56%	$156,309	8.35%

Earnings Summary for the Three Months Ended March 31, 2011

We generated net income of $123.2 million, or $0.28 per diluted share, in the current first quarter, as compared to $149.8 million, or $0.34 per diluted share, in the trailing quarter and $124.1 million, or $0.29 per diluted share, in the first quarter of 2010.

Net interest income totaled $303.3 million in the three months ended March 31, 2011, representing a year-over-year increase of $8.7 million and a linked-quarter reduction of $1.7 million. Similarly, our net interest margin rose 17 basis points year-over-year, but declined three basis points linked-quarter, to 3.58% in the three months ended March 31, 2011.

The year-over-year increases were primarily due to a continued decline in the cost of our interest-bearing deposits, and to a rise in prepayment penalty income, as refinancing activity increased in our multi-family market. The linked-quarter reductions reflect a decline in the average balances of loans and interest-earning assets, together with a modest decline in average loan and asset yields.

While the production of loans for investment rose substantially over the quarter, as refinancing activity increased, the benefit was largely offset by an increase in loan satisfactions during the same time. Of greater importance, during this time, the production of one-to-four family loans for sale was constrained by a decline in applications, as existing home owners and new buyers were discouraged from refinancing and new purchases by continued weakness in the residential real estate market.

The reduction in one-to-four family loans produced for sale also impacted our non-interest income, as income from mortgage originations fell $21.2 million, or 57.3%, over the course of the quarter, and $844,000, or 5.1%, over the course of the year. Reflecting these declines, as well as modest reductions in fee income, non-interest income totaled $58.6 million in the current first quarter, as compared to $103.3 million in the trailing quarter and $55.0 million in the first quarter of 2010. The linked-quarter reduction also reflects a decline in net securities gains from $22.4 million in the trailing quarter to $10.0 million in the first quarter of this year. The respective amounts were equivalent to $13.5 million and $6.0 million, respectively, on an after-tax basis, or $0.03 and $0.01 per diluted share.

Non-interest expense totaled $146.7 million in the current first quarter, reflecting a $1.6 million decrease from the trailing-quarter level and a $10.0 million increase year-over-year. Operating expenses accounted for $139.3 million of the current first quarter total, reflecting a linked-quarter reduction of $1.3 million and a year-over-year increase of $10.5 million. In the three months ended March 31, and December 31, 2010, our operating expenses were increased by acquisition-related costs of $2.7 million and $6.3 million, equivalent to $1.7 million and $3.8 million, respectively, after-tax. No such expenses were recorded in the first quarter of this year.

Income tax expense declined $15.2 million and $2.7 million, respectively, from the levels recorded in the trailing and year-earlier quarters, to $66.0 million in the three months ended March 31, 2011.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate—the rate at which banks borrow funds overnight from one another—as it deems necessary. Since the fourth quarter of 2008, the target federal funds rate has been maintained at a range of zero to 0.25%.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates.

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

Reflecting a significant increase in refinancing activity, prepayment penalty income contributed $19.6 million to net interest income in the current first quarter, representing a linked-quarter increase of $4.5 million and a far more significant increase of $18.4 million from the year-earlier amount.

In the first quarter of 2011, we generated net interest income of $303.3 million, representing a year-over-year increase of $8.7 million and a linked-quarter reduction of $1.7 million. The year-over-year increase was largely due to the rise in prepayment penalty income and to the continued decline of our funding costs.

Among the factors contributing to the linked-quarter decline were a marked reduction in the average balance of loans held for sale, which impacted the average balances of loans and interest-earning assets, together with a decline in the average yield on loans.

Year-Over-Year Comparison

The year-over-year increase in net interest income was the result of an $11.5 million decline in interest income to $470.9 million and a $20.1 million decline in interest expense to $167.7 million.

Loans generated interest income of $415.9 million in the current first quarter, representing a $2.3 million increase from the year-earlier amount. The increase was the net effect of a $201.3 million rise in the average balance of loans to $28.5 billion and a one-basis point decline in the average yield to 5.84%. Prepayment penalty income contributed $19.6 million to interest income in the current first quarter in contrast to $1.3 million in the year-earlier three months.

The benefit of the increase in the interest income generated by loans was exceeded by the impact of a $13.7 million decline in the interest income produced by securities and money market investments to $55.0 million, as the average balance of such assets declined $867.9 million to $5.2 billion and the average yield declined by 30 basis points to 4.25%.

As a result of these factors, the average balance of interest-earning assets fell $666.6 million year-over-year to $33.7 billion, accompanied by a two-basis point decline in the average yield to 5.60%.

The year-over-year decline in interest expense was the net effect of a $2.0 billion reduction in the average balance of interest-bearing liabilities to $33.0 billion and an 11-basis point reduction in the average cost of funds to 2.06%. Interest-bearing deposits generated interest expense of $42.3 million in the current first quarter, down $17.5 million from the year-earlier level, primarily reflecting a $10.6 million decrease in the interest expense produced by CDs. Year-over-year, the average balance of CDs declined by $1.3 billion to $7.6 billion, while the average cost of such funds fell 27 basis points to 1.43%.

The interest expense produced by borrowed funds fell $2.6 million year-over-year, to $125.4 million, the net effect of an $861.1 million decline in the average balance to $13.0 billion, and a 16-basis point increase in the average cost of such funds to 3.89%.

Linked-Quarter Comparison

The modest linked-quarter decline in net interest income was the net effect of a $9.9 million decrease in interest income and an $8.1 million decrease in interest expense.

During the quarter, the interest income produced by securities and money market investments rose $3.0 million, as the average balance of such assets increased by $369.9 million, tempering the impact of a seven-basis point drop in the average yield. However, the interest income produced by loans fell $12.9 million over the course of the quarter, as the benefit of a $4.5 million increase in prepayment penalty income was far exceeded by the impact of a $602.9 million decline in the average balance and a five-basis point drop in the average yield. Reflecting these factors, the average balance of interest-earning assets fell $233.0 million in the current first quarter, and the average yield fell seven basis points.

The linked-quarter decline in interest expense reflects a $149.5 million decrease in the average balance of interest-bearing liabilities and a four-basis point reduction in the average cost of funds. During the quarter, the interest expense produced by interest-bearing deposits fell $3.8 million, as the average balance declined by $52.7 million and the average cost dropped by five basis points. Similarly, the interest expense produced by borrowed funds fell $4.3 million during the quarter, as the average balance of such funds declined by $96.9 million and the average cost declined by three basis points.

Interest Rate Spread and Net Interest Margin

In the first quarter of 2011, our interest rate spread and net interest margin were impacted by the same factors that impacted our net interest income. At 3.54%, our spread was three basis points narrower than the trailing-quarter measure but nine basis points wider than the year-earlier spread. Similarly, our margin was three basis points narrower on a linked-quarter basis, but 17 basis points wider than the measure in the first quarter of 2010.

Prepayment penalty income added 23 basis points to our spread and margin in the current first quarter, in contrast to 18 basis points in the fourth quarter of 2010. In the first quarter of 2010, prepayment penalty income added one basis point to our spread and two basis points to our margin.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,491,025	$415,942	5.84%	$28,289,706	$413,675	5.85%
Securities and money market investments(2)(3)	5,176,631	54,981	4.25	6,044,545	68,703	4.55

Total interest-earning assets	33,667,656	470,923	5.60	34,334,251	482,378	5.62
Non-interest-earning assets	7,045,388			8,178,813

Total assets	$40,713,044			$42,513,064

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,430,376	$11,154	0.54%	$8,363,939	$16,431	0.80%
Savings accounts	3,910,617	4,127	0.43	3,820,433	5,745	0.61
Certificates of deposit	7,642,160	26,974	1.43	8,977,527	37,553	1.70

Total interest-bearing deposits	19,983,153	42,255	0.86	21,161,899	59,729	1.14
Borrowed funds	13,047,968	125,416	3.89	13,909,058	128,065	3.73

Total interest-bearing liabilities	33,031,121	167,671	2.06	35,070,957	187,794	2.17
Non-interest-bearing deposits	1,811,249			1,696,176
Other liabilities	358,704			381,693

Total liabilities	35,201,074			37,148,826
Stockholders’ equity	5,511,970			5,364,238

Total liabilities and stockholders’ equity	$40,713,044			$42,513,064

Net interest income/interest rate spread		$303,252	3.54%		$294,584	3.45%

Net interest margin			3.58%			3.41%

Ratio of interest-earning assets to interest-bearing liabilities			1.02x			0.98x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	March 31, 2011			December 31, 2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,491,025	$415,942	5.84%	$29,093,967	$428,850	5.89%
Securities and money market investments(2)(3)	5,176,631	54,981	4.25	4,806,688	51,949	4.32

Total interest-earning assets	33,667,656	470,923	5.60	33,900,655	480,799	5.67
Non-interest-earning assets	7,045,388			7,147,137

Total assets	$40,713,044			$41,047,792

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,430,376	$11,154	0.54%	$8,209,423	$11,605	0.56%
Savings accounts	3,910,617	4,127	0.43	3,892,312	4,464	0.46
Certificates of deposit	7,642,160	26,974	1.43	7,934,080	29,989	1.50

Total interest-bearing deposits	19,983,153	42,255	0.86	20,035,815	46,058	0.91
Borrowed funds	13,047,968	125,416	3.89	13,144,827	129,751	3.92

Total interest-bearing liabilities	33,031,121	167,671	2.06	33,180,642	175,809	2.10
Non-interest-bearing deposits	1,811,249			1,963,577
Other liabilities	358,704			380,631

Total liabilities	35,201,074			35,524,850
Stockholders’ equity	5,511,970			5,522,942

Total liabilities and stockholders’ equity	$40,713,044			$41,047,792

Net interest income/interest rate spread		$303,252	3.54%		$304,990	3.57%

Net interest margin			3.58%			3.61%

Ratio of interest-earning assets to interest-bearing liabilities			1.02x			1.02x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on management’s assessment of the adequacy of the allowance for losses on non-covered loans which, in turn, is based on its evaluation of inherent losses in the non-covered loan portfolio in accordance with GAAP. This evaluation considers several factors, including the current and historical performance of the non-covered loan portfolio; its inherent risk characteristics; the level of non-performing non-covered loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

The provision for losses on non-covered loans was $26.0 million in the current first quarter, representing a $9.0 million increase from the trailing-quarter level and a $6.0 million increase from the year-earlier amount. Reflecting the current first quarter provision, and net charge-offs of $38.6 million, the allowance for loan losses was reduced to $146.3 million at March 31, 2011 from $158.9 million at December 31, 2010. The March 31st amount was equivalent to 23.72% of non-performing non-covered loans and 0.61% of total non-covered loans at that date.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for loan losses, together with the discussion of asset quality that appears in the balance sheet summary.

Non-Interest Income

The Company has four ongoing sources of non-interest income: mortgage banking income; fee income; income from bank-owned life insurance (“BOLI”); and other income. Non-interest income from these ongoing sources totaled $48.6 million in the current first quarter, as compared to $69.2 million in the trailing quarter and $55.5 million in the first quarter of 2010.

These reductions were largely due to a decrease in mortgage banking income to $19.9 million from $40.4 million and $27.5 million, respectively, in the trailing and year-earlier three months. The linked-quarter reduction was primarily due to a $21.2 million decline in income from originations to $15.8 million, tempered by a $709,000 increase in income from servicing. The year-over-year reduction in mortgage banking income was the result of an $844,000 decrease in income from originations and a $6.8 million reduction in income from servicing.

In addition to income from originations and fees collected from servicing loans for others, mortgage banking income includes the net gain on the sale of loans, the change in the value of IRLCs outstanding, derivative activity results, and the fair market value fluctuations of residential MSRs. MSRs are carried at fair value with the net activity included in mortgage banking income.

To a much lesser extent, the decline in our first quarter 2011 non-interest income was due to a modest decrease in fee income, which was exceeded by a modest increase in other income, primarily reflecting revenues from the sale of alternative investment products and from our investment advisory firm, Peter B. Cannell & Co., Inc. (“PBC”).

In the first quarter of 2011 and the fourth quarter of 2010, our non-interest income was increased by respective net securities gains of $10.0 million and $22.4 million, while our first quarter 2010 non-interest income was reduced by a modest net loss on securities sales.

The following table summarizes the components of non-interest income for the three months ended March 31, 2011, December 31, 2010, and March 31, 2010:

	For the Three Months Ended
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Fee income	$11,899	$13,128	$13,965
BOLI income	6,889	7,047	7,401
Net gain (loss) on sale of securities	9,992	22,438	(8)
Gain on debt repurchase	—	275	293
Loss on OTTI of securities	—	—	(723)
FDIC indemnification income	—	11,308	—
Mortgage banking income	19,938	40,386	27,533
Other income:
PBC	3,630	3,495	3,180
Third-party investment product sales	3,171	2,660	1,857
Other	3,091	2,523	1,546

Total other income	9,892	8,678	6,583

Total non-interest income	$58,610	$103,260	$55,044

Non-Interest Expense

Non-interest expense consists of operating expenses (comprised of compensation and benefits, occupancy and equipment, and general and administrative, or G&A, expenses); and the amortization of core deposit intangibles (“CDI”).

In the first quarter of 2011, non-interest expense totaled $146.7 million, representing a linked-quarter reduction of $1.6 million and a year-over-year increase of $10.0 million. Operating expenses accounted for $139.3 million of the current first quarter total, reflecting a linked-quarter decline of $1.3 million and a year-over-year increase of $10.5 million. CDI accounted for $7.4 million of non-interest expense in the current first quarter, down $288,000 on a linked-quarter basis and $507,000 year-over-year.

At $72.1 million, compensation and benefits expense accounted for the bulk of operating expenses, and was up $4.8 million and $5.2 million, respectively, from the trailing-quarter and year-earlier amounts. The increase in compensation and benefits expense largely reflects normal salary increases, stock award grants, and the impact of the FDIC-assisted acquisition of Desert Hills on March 26, 2010.

At $21.9 million, occupancy and equipment expense was fairly consistent with the levels recorded in the trailing and year-earlier three months.

Although G&A expense rose $5.0 million year-over-year, to $45.3 million, the linked-quarter comparison reflects a $5.8 million decline. The year-over-year increase in G&A expense largely reflects the expansion of the Company’s branch network and an increase in expenses in connection with the management and sale of OREO. Acquisition-related costs added $2.7 million and $6.3 million, respectively, to G&A expense in the year-earlier and trailing quarters; there were no comparable expenses in the first quarter of 2011.

Effective April 1, 2011, the formula utilized to calculate the premiums paid by FDIC-insured banks and thrifts to the Bank Insurance Fund was modified in accordance with FDIC requirements. Reflecting this change, our FDIC insurance premiums are expected to increase beginning in the second quarter of 2011.

Income Tax Expense

Income tax expense consists of federal, state, and local taxes, and totaled $66.0 million in the current first quarter, representing a linked-quarter decrease of $15.2 million and a year-over-year decrease of $2.7 million. Pre-tax income fell $41.9 million to $189.2 million on a linked-quarter basis and was down $3.7 million year-over-year. In addition, the effective tax rate declined to 34.9% in the current first quarter from 35.1% and 35.6%, respectively, in the trailing and year-earlier three months, partially reflecting the receipt of interest relating to a tax refund and the decline in pre-tax income.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 91-95 of our 2010 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2011. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” in this quarterly report.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as such factors could materially affect the Company’s business, financial condition, or future results. There have been no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2011, the Company allocated $2.4 million toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: January 1, 2011 through January 31, 2011	120,248	$18.61	120,248	867,357
Month #2: February 1, 2011 through February 28, 2011	4,058	18.62	4,058	863,299
Month #3: March 1, 2011 through March 31, 2011	3,704	18.48	3,704	859,595

Total	128,010	$18.61	128,010

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 859,595 shares were still available for repurchase at March 31, 2011. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101*:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2011	BY:	/S/ JOSEPH R. FICALORA
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 10, 2011	BY:	/S/ THOMAS R. CANGEMI
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer