Form 10-Q
period 2011-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2011-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

437,426,665

Number of shares of common stock outstanding at August 3, 2011

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2011

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Cash and cash equivalents	$710,113	$1,927,542
Securities:
Available-for-sale ($49,459 and $500,811 pledged, respectively)	162,272	652,956
Held to maturity ($4,972,930 and $3,881,139 pledged, respectively) (fair value of $5,562,091 and $4,157,322, respectively)	5,506,643	4,135,935

Total securities	5,668,915	4,788,891

Non-covered loans held for sale	491,724	1,207,077
Non-covered loans held for investment, net of deferred loan fees and costs	24,493,938	23,707,494
Less: Allowance for losses on non-covered loans	(134,471)	(158,942)

Non-covered loans held for investment, net	24,359,467	23,548,552
Covered loans	4,008,287	4,297,869
Less: Allowance for losses on covered loans	(20,611)	(11,903)

Covered loans, net	3,987,676	4,285,966

Total loans, net	28,838,867	29,041,595
Federal Home Loan Bank stock, at cost	424,737	446,014
Premises and equipment, net	245,799	233,694
FDIC loss share receivable	759,790	814,088
Goodwill	2,436,131	2,436,159
Core deposit intangibles, net	63,205	77,734
Mortgage servicing rights	127,657	107,378
Bank-owned life insurance	755,424	742,481
Other real estate owned (includes $81,435 and $62,412, respectively, covered by loss sharing agreements)	138,076	90,478
Other assets	433,911	484,635

Total assets	$40,602,625	$41,190,689

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$8,637,555	$8,235,825
Savings accounts	3,965,527	3,885,785
Certificates of deposit	7,230,447	7,835,161
Non-interest-bearing accounts	1,964,182	1,852,280

Total deposits	21,797,711	21,809,051
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	7,856,912	8,375,659
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	11,981,912	12,500,659
Junior subordinated debentures	426,846	426,992
Other borrowings	608,526	608,465

Total borrowed funds	13,017,284	13,536,116
Other liabilities	227,527	319,302

Total liabilities	35,042,522	35,664,469

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 437,423,850 and 435,646,845 shares issued, and 437,414,149 and 435,646,845 shares outstanding, respectively)	4,374	4,356
Paid-in capital in excess of par	5,300,199	5,285,715
Retained earnings	306,082	281,844
Treasury stock, at cost (9,701 shares)	(150)	—
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax	(798)	12,600
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(13,365)	(20,572)
Net unrealized loss on pension and post-retirement obligations, net of tax	(36,239)	(37,723)

Total accumulated other comprehensive loss, net of tax	(50,402)	(45,695)

Total stockholders’ equity	5,560,103	5,526,220

Total liabilities and stockholders’ equity	$40,602,625	$41,190,689

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income:
Mortgage and other loans	$408,292	$417,168	$824,234	$830,843
Securities and money market investments	60,716	66,019	115,697	134,722

Total interest income	469,008	483,187	939,931	965,565

Interest Expense:
NOW and money market accounts	10,398	16,413	21,552	32,844
Savings accounts	4,206	5,800	8,333	11,545
Certificates of deposit	24,952	37,327	51,926	74,880
Borrowed funds	127,508	129,446	252,924	257,511

Total interest expense	167,064	188,986	334,735	376,780

Net interest income	301,944	294,201	605,196	588,785
Provision for losses on non-covered loans	15,000	22,000	41,000	42,000
Provision for losses on covered loans	8,708	—	8,708	—

Net interest income after provisions for loan losses	278,236	272,201	555,488	546,785

Non-Interest Income:
Total loss on OTTI of securities	(18,124)	(481)	(18,124)	(13,666)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	—	59	—	12,521

Net loss on OTTI recognized in earnings	(18,124)	(422)	(18,124)	(1,145)
Fee income	12,143	14,088	24,042	28,053
Bank-owned life insurance	7,564	6,775	14,453	14,176
Mortgage banking income	11,774	39,499	31,712	67,032
Net gain (loss) on sale of securities	18,743	—	28,735	(8)
Gain on business disposition	9,823	—	9,823	—
FDIC indemnification income	7,624	—	7,624	—
Gain on business acquisition	—	2,883	—	2,883
Gain on debt repurchase	—	—	—	293
Other	9,341	9,693	19,233	16,276

Total non-interest income	58,888	72,516	117,498	127,560

Non-Interest Expense:
Operating expenses:
Compensation and benefits	73,218	67,797	145,286	134,697
Occupancy and equipment	21,770	22,115	43,710	43,780
General and administrative	52,912	43,576	98,221	83,866

Total operating expenses	147,900	133,488	287,217	262,343
Amortization of core deposit intangibles	7,144	7,883	14,529	15,775

Total non-interest expense	155,044	141,371	301,746	278,118

Income before income taxes	182,080	203,346	371,240	396,227
Income tax expense	62,621	71,919	128,605	140,651

Net Income	$119,459	$131,427	$242,635	$255,576

Other comprehensive income, net of tax:
Change in net unrealized (loss) gain on securities and non-credit portion of OTTI for the period	(621)	212	(6,191)	(4,571)
Change in pension and post-retirement obligations	740	835	1,484	1,669

Total comprehensive income, net of tax	$119,578	$132,474	$237,928	$252,674

Basic earnings per share	$0.27	$0.30	$0.55	$0.59

Diluted earnings per share	$0.27	$0.30	$0.55	$0.59

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Six Months Ended June 30, 2011
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,356
Shares issued for exercise of stock options (168,001 shares)	2
Shares issued for restricted stock awards (1,609,004 shares)	16

Balance at end of period	4,374

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,285,715
Shares issued for restricted stock awards, net of forfeitures	(43)
Compensation expense related to restricted stock awards	7,919
Stock options	4,356
Tax effect of stock plans	2,252

Balance at end of period	5,300,199

Retained Earnings:
Balance at beginning of year	281,844
Net income	242,635
Dividends paid on common stock ($0.50 per share)	(218,397)

Balance at end of period	306,082

Treasury Stock:
Balance at beginning of year	—
Purchase of common stock (146,359 shares)	(2,677)
Exercise of stock options (135,162 shares)	2,500
Shares issued for restricted stock awards (1,496 shares)	27

Balance at end of period	(150)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(45,695)
Other comprehensive loss, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $7,643	(11,276)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $4,825	7,207
Change in pension and post-retirement obligations, net of tax of $1,006	1,484
Reclassification adjustment for net gain on sale of securities and loss on OTTI of securities, net of tax of $1,428	(2,122)

Total other comprehensive loss, net of tax	(4,707)

Balance at end of period	(50,402)

Total stockholders’ equity	$5,560,103

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$242,635	$255,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	49,708	42,000
Depreciation and amortization	11,876	9,752
(Accretion) amortization of discounts and premiums, net	(850)	2,763
Amortization of core deposit intangibles	14,529	15,775
Net (gain) loss on sale of securities	(28,735)	8
Net gain on sale of loans	(25,213)	(25,814)
Gain on business disposition	(9,823)	—
Gain on business acquisition	—	(2,883)
Stock plan-related compensation	7,919	8,062
Loss on OTTI of securities recognized in earnings	18,124	1,145
Changes in assets and liabilities:
Decrease in deferred tax asset, net	38,358	12,200
Increase in other assets	(11,574)	(189,344)
(Decrease) increase in other liabilities	(83,978)	144,793
Origination of loans held for sale	(2,640,272)	(3,507,401)
Proceeds from sale of loans originated for sale	3,379,810	2,953,595

Net cash provided by (used in) operating activities	962,514	(279,773)

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	963,317	1,780,505
Proceeds from repayment of securities available for sale	81,642	588,726
Proceeds from sale of securities held to maturity	284,406	—
Proceeds from sale of securities available for sale	544,149	660
Purchase of securities held to maturity	(2,609,676)	(1,331,059)
Purchase of securities available for sale	(142,178)	—
Net redemption of Federal Home Loan Bank stock	21,277	53,484
Net increase in loans	(653,405)	(9,942)
Purchase of premises and equipment, net	(24,027)	(4,820)
Net cash acquired in business transactions	100,027	140,895

Net cash (used in) provided by investing activities	(1,434,468)	1,218,449

Cash Flows from Financing Activities:
Net decrease in deposits	(11,340)	(263,385)
Net decrease in short-term borrowed funds	(500,000)	—
Net decrease in long-term borrowed funds	(18,832)	(542,706)
Tax effect of stock plans	2,252	1,103
Cash dividends paid on common stock	(218,397)	(216,870)
Treasury stock purchases	(2,677)	(2,758)
Net cash received from stock option exercises	3,519	3,539
Proceeds from issuance of common stock, net	—	28,935

Net cash used in financing activities	(745,475)	(992,142)

Net decrease in cash and cash equivalents	(1,217,429)	(53,466)
Cash and cash equivalents at beginning of period	1,927,542	2,670,857

Cash and cash equivalents at end of period	$710,113	$2,617,391

Supplemental information:
Cash paid for interest	$346,984	$414,470
Cash paid for income taxes	89,958	147,548
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	111,612	20,890

Note:	Excluding the core deposit intangible and FDIC loss share receivable, the fair values of non-cash assets acquired, and of liabilities assumed, in the acquisition of Desert Hills Bank on March 26, 2010 were $230.5 million and $442.5 million, respectively.

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

The Community Bank is the primary banking subsidiary of the Company. Founded on April 14, 1859 and formerly known as Queens County Savings Bank, the Community Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, on which date the Company completed its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share. The Commercial Bank was established on December 30, 2005.

Reflecting nine stock splits, the Company’s initial offering price adjusts to $0.93 per share. All share and per share data presented in this report have been adjusted to reflect the impact of the stock splits.

The Company changed its name to New York Community Bancorp, Inc. on November 21, 2000 in anticipation of completing the first of eight business combinations that expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and seven counties in the northern and central parts of New Jersey. The Company expanded beyond this region to south Florida, northeast Ohio, and central Arizona through its FDIC-assisted acquisition of certain assets and assumption of certain liabilities of AmTrust Bank (“AmTrust”) in December 2009, and extended its Arizona franchise through its FDIC-assisted acquisition of certain assets and assumption of certain liabilities of Desert Hills Bank (“Desert Hills”) in March 2010.

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

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its wholly-owned subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for losses on non-covered loans; the evaluation of goodwill for impairment; the evaluation of other-than-temporary impairment (“OTTI”) on securities; and the evaluation of the need for a valuation allowance on the Company’s deferred tax assets. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

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

Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards (i.e., including on the unvested portion of such awards). Since these dividends are non-forfeitable, the unvested awards are considered participating securities and have earnings allocated to them.

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
Net income	$119,459	$131,427	$242,635	$255,576
Less: Dividends paid on and earnings allocated to participating securities	(921)	(766)	(1,815)	(1,464)

Earnings applicable to common stock	$118,538	$130,661	$240,820	$254,112

Weighted average common shares outstanding	436,179,448	434,184,751	435,872,952	433,137,053

Basic earnings per common share	$0.27	$0.30	$0.55	$0.59

Earnings applicable to common stock	$118,538	$130,661	$240,820	$254,112

Weighted average common shares outstanding	436,179,448	434,184,751	435,872,952	433,137,053
Potential dilutive common shares(1)	437,504	438,776	646,914	351,309

Total shares for diluted earnings per share computation	436,616,952	434,623,527	436,519,866	433,488,362

Diluted earnings per common share and common share equivalents	$0.27	$0.30	$0.55	$0.59

(1)	Options to purchase 744,838 and 736,938 shares, respectively, of the Company’s common stock that were outstanding in the three and six months ended June 30, 2011, at respective weighted average exercise prices of $21.37 and $21.42, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 2,822,923 and 5,304,612 shares, respectively, of the Company’s common stock that were outstanding in the three and six months ended June 30, 2010, at respective weighted average exercise prices of $19.18 and $17.72, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3: Securities

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2011:

	June 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$47,369	$1,735	$20	$49,084
Private label CMOs(2)	33,855	—	304	33,551

Total mortgage-related securities	$81,224	$1,735	$324	$82,635

Other Securities:
GSE debentures	$618	$—	$10	$608
State, county, and municipal	1,309	55	2	1,362
Capital trust notes	38,842	2,880	4,376	37,346
Preferred stock	—	455	—	455
Common stock	42,202	1,509	3,845	39,866

Total other securities	$82,971	$4,899	$8,233	$79,637

Total securities available for sale(3)	$164,195	$6,634	$8,557	$162,272

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	The non-credit portion of OTTI was $570,000 (before taxes).

As of June 30, 2011, the fair value of marketable equity securities included common stock of $39.9 million and Freddie Mac preferred stock of $455,000. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible. The Freddie Mac preferred stock was recognized by the Company as other-than-temporarily impaired in the fourth quarter of 2008.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2010:

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$203,480	$8,067	$32	$211,515
GSE CMOs	213,839	8,464	—	222,303
Private label CMOs	51,657	110	405	51,362

Total mortgage-related securities	$468,976	$16,641	$437	$485,180

Other Securities:
U.S. Treasury obligations	$57,859	$694	$—	$58,553
GSE debentures	620	—	—	620
Corporate bonds	4,814	—	564	4,250
State, county, and municipal	1,304	41	11	1,334
Capital trust notes	38,843	8,550	5,389	42,004
Preferred stock	30,574	2,129	11,964	20,739
Common stock	42,044	3,786	5,554	40,276

Total other securities	$176,058	$15,200	$23,482	$167,776

Total securities available for sale(1)	$645,034	$31,841	$23,919	$652,956

(1)	The non-credit portion of OTTI was $12.5 million (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at June 30, 2011 and December 31, 2010:

	June 30, 2011
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$682,503	$682,503	$12,732	$2,759	$692,476
GSE CMOs	2,560,606	2,560,606	56,597	15,921	2,601,282
Other mortgage-related securities	3,990	3,990	—	—	3,990

Total mortgage-related securities	$3,247,099	$3,247,099	$69,329	$18,680	$3,297,748

Other Securities:
GSE debentures	$2,044,524	$2,044,524	$10,549	$10,314	$2,044,759
Corporate bonds	83,502	83,502	6,421	36	89,887
Capital trust notes	153,329	131,518	14,483	16,304	129,697

Total other securities	$2,281,355	$2,259,544	$31,453	$26,654	$2,264,343

Total securities held to maturity(1)	$5,528,454	$5,506,643	$100,782	$45,334	$5,562,091

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in accumulated other comprehensive loss, net of tax (“AOCL”). The non-credit portion of OTTI was $21.8 million (before taxes).

	December 31, 2010
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$208,993	$208,993	$12,206	$1,094	$220,105
GSE CMOs	2,763,545	2,763,545	47,352	28,345	2,782,552
Other mortgage-related securities	6,777	6,777	—	—	6,777

Total mortgage-related securities	$2,979,315	$2,979,315	$59,558	$29,439	$3,009,434

Other Securities:
GSE debentures	$924,663	$924,663	$4,524	$10,592	$918,595
Corporate bonds	86,483	86,483	8,647	13	95,117
Capital trust notes	167,355	145,474	11,410	22,708	134,176

Total other securities	$1,178,501	$1,156,620	$24,581	$33,313	$1,147,888

Total securities held to maturity(1)	$4,157,816	$4,135,935	$84,139	$62,752	$4,157,322

(1)	The non-credit portion of OTTI was $21.9 million (before taxes).

The Company had $424.7 million and $446.0 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at June 30, 2011 and December 31, 2010, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30, 2011
(in thousands)	2011	2010
Gross proceeds	$544,149	$660
Gross realized gains	20,243	—
Gross realized losses	11	8

In addition, during the six months ended June 30, 2011, the Company sold held-to-maturity securities with gross proceeds totaling $284.4 million and gross realized gains of $8.5 million. These sales occurred as the Company either had collected a substantial portion (at least 85%) of the initial principal balance or there was evidence of significant deterioration in the issuer’s creditworthiness.

Included in the capital trust note portfolio at June 30, 2011 were three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of June 30, 2011:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$627
Fair value	17,828	374	904
Unrealized gain (loss)	2,864	(179)	277
Lowest credit rating assigned to security	CCC-	C	C
Number of banks/insurance companies currently performing	24	61	24
Actual deferrals and defaults as a percentage of original collateral	11%	30%	36%
Expected deferrals and defaults as a percentage of remaining performing collateral	20	26	19
Expected recoveries as a percentage of remaining performing collateral	—	—	2
Excess subordination as a percentage of remaining performing collateral	27	—	—

As of June 30, 2011, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 27%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

The following table presents a roll-forward, from December 31, 2010 through June 30, 2011, of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2011. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment). There were no changes in the credit loss component of credit-impaired debt securities in the three months ended June 30, 2011:

(in thousands)		For the Six Months Ended June 30, 2011
Beginning credit loss amount as of December 31, 2010		$201,854
Add:	Initial other-than-temporary credit losses	—
	Subsequent other-than-temporary credit losses	6,160
	Amount previously recognized in AOCL	11,964
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increases in expected cash flows on debt securities	—

Ending credit loss amount as of June 30, 2011		$219,978

OTTI losses on securities (consisting entirely of preferred stock) totaled $18.1 million. As this entire amount was related to credit, it was recognized in earnings during the six months ended June 30, 2011. OTTI was determined based on the Company’s expectation that it will no longer receive any cash flows from the impaired security.

The following table summarizes the carrying amount and estimated fair value of held-to-maturity debt securities, and the amortized cost and estimated fair value of available-for-sale debt securities, at June 30, 2011 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at June 30, 2011
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$8,756	7.79%	$8,864
Due from one to five years	—	—	—	—	—	—	23,983	5.80	24,892
Due from five to ten years	869,483	3.76	2,044,524	3.88	—	—	20,023	5.98	2,928,283
Due after ten years	2,377,616	3.78	—	—	—	—	162,258	7.18	2,600,052

Total debt securities held to maturity	$3,247,099	3.77%	$2,044,524	3.88%	$—	—%	$215,020	6.94%	$5,562,091

Available-for-Sale Securities:(3)
Due within one year	$—	—%	$—	—%	$125	5.39%	$—	—%	$127
Due from one to five years	10,095	7.20	—	—	631	6.10	—	—	10,788
Due from five to ten years	3,410	4.15	—	—	553	6.56	—	—	4,185
Due after ten years	67,719	4.85	618	5.26	—	—	38,842	4.84	106,851

Total debt securities available for sale	$81,224	5.12%	$618	5.26%	$1,309	6.22%	$38,842	4.84%	$121,951

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $627,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had no commitments to purchase securities at June 30, 2011.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2011:

At June 30, 2011	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$1,045,736	$10,314	$—	$—	$1,045,736	$10,314
GSE certificates	355,482	2,759	—	—	355,482	2,759
GSE CMOs	945,147	15,921	—	—	945,147	15,921
Corporate bonds	24,987	36	—	—	24,987	36
Capital trust notes	—	—	72,085	16,304	72,085	16,304

Total temporarily impaired held-to-maturity debt securities	$2,371,352	$29,030	$72,085	$16,304	$2,443,437	$45,334

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$9,364	$19	$15	$1	$9,379	$20
Private label CMOs	33,551	304	—	—	33,551	304
GSE debentures	608	10	—	—	608	10
State, county, and municipal	133	2	—	—	133	2
Capital trust notes	2,463	179	9,940	4,197	12,403	4,376

Total temporarily impaired available-for-sale debt securities	$46,119	$514	$9,955	$4,198	$56,074	$4,712
Equity securities	40	—	26,241	3,845	26,281	3,845

Total temporarily impaired available-for-sale securities	$46,159	$514	$36,196	$8,043	$82,355	$8,557

The twelve months or longer unrealized losses of $3.8 million at June 30, 2011 relate to available-for-sale equity securities that primarily consisted of a large cap equity fund at that date. The twelve months or longer unrealized loss on this large cap equity fund was $3.4 million.

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

An OTTI loss on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss occurs, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCL. Financial Accounting Standards Board (“FASB”) guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2011, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than- temporarily impaired as of June 30, 2011.

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

The unrealized losses on the Company’s GSE debentures and GSE CMOs at June 30, 2011 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities would not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The Company reviews quarterly financial information related to its investments in capital securities as well as other information that is released by each financial institution to determine the continued creditworthiness of the issuer of the securities. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments would not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at June 30, 2011. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in fair values for the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs were insignificant at June 30, 2011. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At June 30, 2011, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record potential OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2011 consisted of 11 capital trust notes, five equity securities, and one mortgage-backed security. At December 31, 2010, the investment securities designated as having a continuous loss position for twelve months or more consisted of two mortgage-related securities, one corporate debt obligation, eleven capital trust notes, and seven equity securities. At June 30, 2011 and December 31, 2010, the combined market value of these securities represented unrealized losses of $24.3 million and $46.5 million, respectively. At June 30, 2011, the fair value of securities having a continuous loss position for twelve months or more was 18.4% below their collective amortized cost of $132.0 million. At December 31, 2010, the fair value of such securities was 24.0% below their collective amortized cost of $193.5 million.

Note 4: Loans

The following table sets forth the composition of the loan portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$17,055,571	69.62%	$16,807,913	70.88%
Commercial real estate	6,123,594	25.00	5,439,611	22.94
Acquisition, development, and construction	524,077	2.14	569,537	2.40
One-to-four family	148,194	0.61	170,392	0.72

Total mortgage loans held for investment	23,851,436	97.37	22,987,453	96.94

Other Loans:
Commercial and industrial	571,200	2.33	641,663	2.70
Other	73,980	0.30	85,559	0.36

Total other loans held for investment	645,180	2.63	727,222	3.06

Total non-covered loans held for investment	24,496,616	100.00%	23,714,675	100.00%

Net deferred loan origination fees	(2,678)		(7,181)
Allowance for losses on non-covered loans	(134,471)		(158,942)

Non-covered loans held for investment, net	24,359,467		23,548,552
Covered loans	4,008,287		4,297,869
Allowance for losses on covered loans	(20,611)		(11,903)

Total covered loans, net	3,987,676		4,285,966
Loans held for sale	491,724		1,207,077

Total loans, net	$28,838,867		$29,041,595

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

The Company sold $92.1 million of C&I loans in the second quarter of 2011, in connection with the disposition of the assets and liabilities of the Company’s insurance premium financing subsidiary, Standard Funding Corp. The Company recognized a gain of $9.8 million ($5.9 million after-tax) as a result of this business disposition during the three months ended June 30, 2011.

The markets served by the Company have been impacted by widespread economic weakness and high unemployment, which have contributed to it recording a higher level of charge-offs and non-performing assets. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for losses on covered loans. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

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

Prior to December 2010, the Company originated one-to-four family loans in its branches and on its web site on a pass-through, or conduit, basis, and would sell the loans to the third-party conduit shortly after they closed. Since December 2010, the Company has been originating one-to-four family loans in its branches and on its web site through several selected clients of its mortgage banking operation, rather than through the single third-party conduit with which it previously worked. The one-to-four family loans produced for its customers are aggregated with loans produced by its mortgage banking clients throughout the nation, and sold.

The Company also services mortgage loans for various third parties. At June 30, 2011, the unpaid principal balance of serviced loans amounted to $12.1 billion as compared to $9.5 billion at December 31, 2010.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans at June 30, 2011:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Total Current Loans	Total Loans Receivable
Multi-family	$14,678	$304,695	$—	$319,373	$16,736,198	$17,055,571
Commercial real estate	13,496	105,167	—	118,663	6,004,931	6,123,594
Acquisition, development, and construction	16,535	63,001	—	79,536	444,541	524,077
One-to-four family	3,261	16,126	—	19,387	128,807	148,194
Commercial and industrial	4,621	11,936	—	16,557	554,643	571,200
Other	550	2,056	—	2,606	71,374	73,980

Total	$53,141	$502,981	$—	$556,122	$23,940,494	$24,496,616

The following table presents information regarding the quality of the Company’s non-covered loans at December 31, 2010:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Total Current Loans	Total Loans Receivable
Multi-family	$121,188	$327,892	$—	$449,080	$16,358,833	$16,807,913
Commercial real estate	8,207	162,400	—	170,607	5,269,004	5,439,611
Acquisition, development, and construction	5,194	91,850	—	97,044	472,493	569,537
One-to-four family	5,723	17,813	—	23,536	146,856	170,392
Commercial and industrial	9,324	22,804	—	32,128	609,535	641,663
Other	1,404	1,672	—	3,076	82,483	85,559

Total	$151,040	$624,431	$—	$775,471	$22,939,204	$23,714,675

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

The following table presents additional information regarding the Company’s TDRs as of June 30, 2011:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$60,845	$175,060	$235,905
Commercial real estate	3,464	63,250	66,714
Acquisition, development, and construction	—	17,666	17,666
Commercial and industrial	—	3,917	3,917
One-to-four family	—	1,520	1,520

Total	$64,309	$261,413	$325,722

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, capitalizing interest, and forbearance agreements. As of June 30, 2011, loans on which concessions were made with respect to rate reductions amounted to $235.5 million; loans on which maturities were extended or interest was capitalized amounted to $53.3 million; and loans in connection with which forbearance agreements were reached amounted to $36.9 million.

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

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at June 30, 2011:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to- Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$16,602,460	$5,930,036	$434,077	$136,458	$23,103,031	$537,415	$71,924	$609,339
Special mention	56,001	66,810	21,968	—	144,779	16,626	—	16,626
Substandard	397,015	126,748	68,032	11,736	603,531	17,159	2,056	19,215
Doubtful	95	—	—	—	95	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$17,055,571	$6,123,594	$524,077	$148,194	$23,851,436	$571,200	$73,980	$645,180

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at December 31, 2010:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to- Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$16,097,834	$5,239,936	$454,570	$158,240	$21,950,580	$594,373	$83,887	$678,260
Special mention	172,713	22,650	6,650	—	202,013	21,224	—	21,224
Substandard	535,366	176,797	108,317	12,152	832,632	23,564	1,672	25,236
Doubtful	2,000	228	—	—	2,228	2,502	—	2,502

Total	$16,807,913	$5,439,611	$569,537	$170,392	$22,987,453	$641,663	$85,559	$727,222

The preceding classifications follow regulatory guidelines and can be generally described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well defined weakness and there is a distinct possibility that the Company will sustain some loss); doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family residential loans are classified utilizing an inter-regulatory agency methodology that incorporates the extent of delinquency and the loan-to-value ratios. These classifications are the most current available and have been generally updated within the last twelve months.

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of June 30, 2011:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$3,622,087	90.4%
All other loans	386,200	9.6

Total covered loans	$4,008,287	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company will be reimbursed for a substantial portion of any future losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under FASB Accounting Standards Codification (“ASC”) 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At June 30, 2011 and December 31, 2010, the outstanding balance of covered loans (representing amounts owed to the Company) totaled $4.8 billion and $5.2 billion, respectively. The carrying values of such loans were $4.0 billion and $4.3 billion, respectively, at June 30, 2011 and December 31, 2010.

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

The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated lives of covered loans and could change the amount of interest income, and possibly principal, expected to be collected. Changes in the expected principal and interest payments over the estimated lives are driven by the credit outlook and actions taken with borrowers. The Company periodically evaluates the estimates of cash flows expected to be collected. Expected future cash flows from interest payments are based on the variable rates at the time of the periodic evaluation. Estimates of expected cash flows that are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions are treated as prospective yield adjustments and included in interest income.

Changes in the accretable yield for acquired loans were as follows for the six months ended June 30, 2011:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,356,844
Reclassification from nonaccretable difference	142,294
Accretion	(101,870)

Balance at end of period	$1,397,268

In connection with the Desert Hills acquisition, the Company also acquired other real estate owned (“OREO”), all of which is covered under an FDIC loss sharing agreement. Covered OREO was initially recorded at its estimated fair value on the acquisition date, based on independent appraisals less the estimated selling costs. Any subsequent write-downs due to declines in fair value are charged to non-interest expense, and partially offset by the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write-downs are credited to non-interest expense and partially offset by the portion of the recovery that is due to the FDIC.

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Covered Loans 90 Days or More Past Due:
One-to-four family	$308,902	$310,929
Other loans	47,360	49,898

Total covered loans 90 days or more past due	$356,262	$360,827

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Covered Loans 30-89 Days Past Due:
One-to-four family	$109,857	$108,691
Other loans	14,343	21,851

Total covered loans 30-89 days past due	$124,200	$130,542

At June 30, 2011, the Company had $124.2 million of covered loans that were 30 to 89 days past due, and covered loans of $356.3 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $3.5 billion at June 30, 2011 and is considered current. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The Company recorded an $8.7 million provision for losses on covered loans during the three months ended June 30, 2011. This provision was largely due to credit deterioration in the C&I loan portfolio acquired in the Desert Hills transaction, and in the portfolios of home equity lines of credit acquired in the acquisitions of both Desert Hills and AmTrust. The provision for covered loans was largely offset by FDIC indemnification income of $7.6 million that was recorded in non-interest income for the three months ended June 30, 2011.

Note 5: Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at June 30, 2011:
Individually evaluated for impairment	$8,605	$—	$8,605
Collectively evaluated for impairment	111,695	14,171	125,866
Loans acquired with deteriorated credit quality	7,386	13,225	20,611

Total	$127,686	$27,396	$155,082

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2010:
Individually evaluated for impairment	$15,877	$130	$16,007
Collectively evaluated for impairment	124,957	17,978	142,935
Loans acquired with deteriorated credit quality	4,873	7,030	11,903

Total	$145,707	$25,138	$170,845

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2011:
Individually evaluated for impairment	$485,055	$6,568	$491,623
Collectively evaluated for impairment	23,366,381	638,612	24,004,993
Loans acquired with deteriorated credit quality	3,622,087	386,200	4,008,287

Total	$27,473,523	$1,031,380	$28,504,903

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2010:
Individually evaluated for impairment	$747,869	$12,929	$760,798
Collectively evaluated for impairment	22,239,584	714,293	22,953,877
Loans acquired with deteriorated credit quality	3,874,449	423,420	4,297,869

Total	$26,861,902	$1,150,642	$28,012,544

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the six months ended June 30, 2011:

(in thousands)	Mortgage	Other	Total
Beginning balance at December 31, 2010	$140,834	$18,108	$158,942
Charge-offs	(60,051)	(8,211)	(68,262)
Recoveries	772	2,019	2,791
Provision for loan losses	38,745	2,255	41,000

Ending balance at June 30, 2011	$120,300	$14,171	$134,471

Non-accrual loans amounted to $503.0 million and $624.4 million, respectively, at June 30, 2011 and December 31, 2010. There were no loans over 90 days past due and still accruing interest at either of these dates.

The following table presents additional information regarding the Company’s impaired loans at or for the six months ended June 30, 2011:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$325,905	$355,025	$—	$386,521	$3,596
Commercial real estate	79,773	84,700	—	99,930	1,099
Acquisition, development, and construction	37,477	40,407	—	51,465	—
One-to-four family	3,985	4,080	—	3,798	8
Commercial and industrial	6,568	11,657	—	8,743	139

Total impaired loans with no related allowance	$453,708	$495,869	$—	$550,457	$4,842

Impaired loans with an allowance recorded:
Multi-family	$4,916	$5,163	$2,636	$27,534	$—
Commercial real estate	7,999	7,999	64	16,849	—
Acquisition, development, and construction	25,000	25,000	5,905	30,178	—
One-to-four family	—	—	—	187	—
Commercial and industrial	—	—	—	1,005	—

Total impaired loans with an allowance recorded	$37,915	$38,162	$8,605	$75,753	$—

Total Impaired Loans:
Multi-family	$330,821	$360,188	$2,636	$414,055	$3,596
Commercial real estate	87,772	92,699	64	116,779	1,099
Acquisition, development, and construction	62,477	65,407	5,905	81,643	—
One-to-four family	3,985	4,080	—	3,985	8
Commercial and industrial	6,568	11,657	—	9,748	139

Total impaired loans	$491,623	$534,031	$8,605	$626,210	$4,842

The following table presents additional information regarding the Company’s impaired loans at December 31, 2010:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Multi-family	$447,137	$464,011	$—
Commercial real estate	120,087	122,486	—
Acquisition, development, and construction	65,453	71,541	—
One-to-four family	3,611	3,707	—
Commercial and industrial	10,919	15,197	—

Total impaired loans with no related allowance	$647,207	$676,942	$—

Loans with an allowance recorded:
Multi-family	$50,153	$52,209	$6,756
Commercial real estate	25,700	25,894	1,555
Acquisition, development, and construction	35,355	37,634	7,553
One-to-four family	373	373	13
Commercial and industrial	2,010	2,010	130

Total impaired loans with an allowance recorded	$113,591	$118,120	$16,007

Total Impaired Loans:
Multi-family	$497,290	$516,220	$6,756
Commercial real estate	145,787	148,380	1,555
Acquisition, development, and construction	100,808	109,175	7,553
One-to-four family	3,984	4,080	13
Commercial and industrial	12,929	17,207	130

Total impaired loans	$760,798	$795,062	$16,007

The interest income recorded on these loans was not materially different from cash-basis interest income.

Covered Loans

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. As a result, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for losses on covered loans charged to earnings, and an allowance for losses on covered loans will be established. A related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss sharing agreement percentages.

The following table summarizes activity in the allowance for losses on covered loans for the six months ended June 30, 2011 and the twelve months ended December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Balance, beginning of period	$11,903	$—
Provision for loan losses	8,708	11,903

Balance, end of period	$20,611	$11,903

Note 6: Borrowed Funds

The following table summarizes the Company’s borrowed funds at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
FHLB advances	$7,856,912	$8,375,659
Repurchase agreements	4,125,000	4,125,000
Junior subordinated debentures	426,846	426,992
Senior notes	601,926	601,865
Preferred stock of subsidiaries	6,600	6,600

Total borrowed funds	$13,017,284	$13,536,116

At June 30, 2011, the Company had $426.8 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

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

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of June 30, 2011:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(1)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010(2)
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010(1)
New York Community Capital Trust V	6.000	143,710	137,359	November 4, 2002	November 1, 2051	November 4, 2007(2)
New York Community Capital Trust X	1.847	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(3)
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010(1)
PennFed Capital Trust II	10.180	12,372	12,000	March 28, 2001	June 8, 2031	June 8, 2011(1)
PennFed Capital Trust III	3.497	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(3)
New York Community Capital Trust XI	1.896	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012(3)

		$426,846	$411,909

(1)	Callable at a premium from this date forward.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(3)	Callable from this date forward.

Senior notes totaled $608.5 million at June 30, 2011, comparable to the balance at December 31, 2010. Included in the respective amounts were $602.0 million of fixed rate senior notes that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008. Of this amount, $512.0 million are due at December 16, 2011 and $90.0 million are due at June 22, 2012.

Note 7: Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $127.7 million at June 30, 2011. The Company has two classes of MSRs (residential and securitized) for which it separately manages the economic risk.

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

The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to a rise in prepayments attributable to increased mortgage refinancing activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced mortgage refinancing activity.

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

The following table sets forth the changes in residential and securitized MSRs for the six months ended June 30, 2011 and the year ended December 31, 2010:

	For the Six Months Ended June 30, 2011		For the Year Ended December 31, 2010
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$106,186	$1,192	$8,617	$1,965
Additions	37,319	—	100,767	—
Change in fair value	(16,734)	—	(3,198)	—
Amortization	—	(306)	—	(773)

Carrying value, end of period	$126,771	$886	$106,186	$1,192

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2011		2010
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,491	$180	$1,515	$198
Service cost	—	1	—	1
Expected return on plan assets	(3,133)	—	(2,866)	—
Unrecognized past service liability	—	(62)	49	(62)
Amortization of unrecognized loss	1,190	103	1,286	78

Net periodic (credit) expense	$(452)	$222	$(16)	$215

	For the Six Months Ended June 30,
	2011		2010
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$2,982	$360	$3,028	$397
Service cost	—	3	—	2
Expected return on plan assets	(6,265)	—	(5,731)	—
Unrecognized past service liability	—	(125)	98	(125)
Amortization of unrecognized loss	2,379	205	2,572	157

Net periodic (credit) expense	$(904)	$443	$(33)	$431

As discussed in the notes to the consolidated financial statements presented in the Company’s 2010 Annual Report on Form 10-K, the Company expects to contribute $1.4 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2011. The Company does not expect to contribute to its pension plan in 2011.

Note 9: Stock-Based Compensation

At June 30, 2011, the Company had 3,017,958 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Under the 2006 Stock Incentive Plan, the Company granted 1,643,000 shares of restricted stock in the six months ended June 30, 2011, with an average fair value of $18.40 per share on the date of grant and a vesting period of five years. There were no shares granted in the second quarter of this year. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $4.3 million and $2.8 million, respectively, in the three months ended June 30, 2011 and 2010, and $7.9 million and $5.7 million, respectively, in the six months ended at those dates.

A summary of activity with regard to restricted stock awards in the six months ended June 30, 2011 is presented in the following table:

	For the Six Months Ended June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,636,700	$14.17
Granted	1,643,000	18.40
Vested	(400,400)	15.16
Cancelled	(45,400)	16.63

Unvested at end of period	3,833,900	15.85

As of June 30, 2011, unrecognized compensation cost relating to unvested restricted stock totaled $54.1 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

In addition, the Company had eight stock option plans at June 30, 2011: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp, Inc. Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the six months ended June 30, 2011 or the year ended December 31, 2010, the Company did not record any compensation and benefits expense relating to stock options during those periods.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At June 30, 2011, there were 9,920,890 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 10,400 at June 30, 2011.

The status of the Stock Option Plans at June 30, 2011 and changes that occurred during the six months ended at that date are summarized below:

	For the Six Months Ended June 30, 2011
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	12,443,676	$15.75
Exercised	(349,923)	12.54
Expired/forfeited	(2,172,863)	18.24

Stock options outstanding, end of period	9,920,890	15.32
Options exercisable, end of period	9,920,890	15.32

The intrinsic value of stock options outstanding and exercisable at June 30, 2011 was $5.5 million. The intrinsic values of options exercised during the six months ended June 30, 2011 and 2010 were $1.9 million and $1.5 million, respectively.

Note 10: Fair Value Measurements

The FASB has issued guidance that, among other things, defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The standard clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$49,084	$—	$—	$49,084
GSE CMOs	—	—	—	—	—
Private label CMOs	—	33,551	—	—	33,551

Total mortgage-related securities	$—	$82,635	$—	$—	$82,635

Other Securities Available for Sale:
GSE debentures	$—	$608	$—	$—	$608
Corporate bonds	—	—	—	—	—
U. S. Treasury obligations	—	—	—	—	—
State, county, and municipal	—	1,362	—	—	1,362
Capital trust notes	—	19,214	18,132	—	37,346
Preferred stock	—	455	—	—	455
Common stock	39,866	—	—	—	39,866

Total other securities	$39,866	$21,639	$18,132	$—	$79,637

Total securities available for sale	$39,866	$104,274	$18,132	$—	$162,272

Other Assets:
Loans held for sale	$—	$491,724	$—	$—	$491,724
Mortgage servicing rights	—	—	126,771	—	126,771
Derivative assets	2,870	1,372	700	—	4,942
Liabilities:
Derivative liabilities	$—	$3,870	$—	$—	$3,870

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$211,515	$—	$—	$211,515
GSE CMOs	—	222,303	—	—	222,303
Private label CMOs	—	51,362	—	—	51,362

Total mortgage-related securities	$—	$485,180	$—	$—	$485,180

Other Securities Available for Sale:
GSE debentures	$—	$620	$—	$—	$620
Corporate bonds	—	4,250	—	—	4,250
U. S. Treasury obligations	58,553	—	—	—	58,553
State, county, and municipal	—	1,334	—	—	1,334
Capital trust notes	—	16,134	25,870	—	42,004
Preferred stock	—	14,468	6,271	—	20,739
Common stock	40,276	—	—	—	40,276

Total other securities	$98,829	$36,806	$32,141	$—	$167,776

Total securities available for sale	$98,829	$521,986	$32,141	$—	$652,956

Other Assets:
Loans held for sale	$—	$1,203,844	$—	$—	$1,203,844
Mortgage servicing rights	—	—	106,186	—	106,186
Derivative assets	152	14,067	53	—	14,272
Liabilities:
Derivative liabilities	$(210)	$(3,908)	$—	$—	$(4,118)

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

The Company carries loans held for sale originated by the Residential Mortgage Banking segment at fair value, in accordance with ASC 825, “Financial Instruments.” The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

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

MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified within Level 3.

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

For interest rate lock commitments (“IRLCs”) for residential mortgage loans that the Company intends to sell, the fair value is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected value of the MSRs, loan level price adjustment factors, and historical IRLC fall-out factors. Such derivatives are classified within Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at the reporting date.

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the three months ended June 30, 2011 and 2010 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

		Total Realized/Unrealized Gains/(Losses) Recorded in					Change in Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2011
(in thousands)	Fair Value January 1, 2011	(Loss) Income	Comprehensive (Loss) Income	Issuances	Transfers out of Level 3	Fair Value at June 30, 2011
Available-for-sale capital securities and preferred stock	$32,141	$(6,160)	$(5,759)	$—	$(2,090)	$18,132	$(11,919)
Mortgage servicing rights	106,186	(16,734)	—	37,319	—	126,771	(16,734)
Derivatives, net	53	647	—	—	—	700	647

		Total Realized/Unrealized Gains/(Losses) Recorded in					Change in Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2010
(in thousands)	Fair Value January 1, 2010	Income	Comprehensive (Loss) Income	Issuances	Transfers into Level 3	Fair Value at June 30, 2010
Available-for-sale capital securities and preferred stock	$31,232	$(878)	$1,923	$—	$—	$32,277	$1,045
Mortgage servicing rights	8,617	(6,597)	—	28,206	—	30,226	(6,597)
Derivatives, net	32	19,707	—	—	—	19,739	19,707

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2, and 3 as of the end of the reporting period. For the three months ended June 30, 2011, the Company transferred certain trust preferred securities out of Level 3 as a result of increased observable market activity for these securities. In addition, during the three months ended June 30, 2011, OTTI was recognized on certain preferred stock that had been classified as Level 3. There were no gains or losses recognized as a result of the transfer of securities during the three months ended June 30, 2011. There were no transfers of securities between Levels 1 and 2 for the three months ended June 30, 2011 or 2010.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$—	$—	$104,444	$104,444
Other assets(1)	—	16,618	—	16,618

	$—	$16,618	$104,444	$121,062

(1) Represents the fair value of OREO that was measured at fair value subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$3,233	$—	$3,233
Certain impaired loans	—	—	237,975	237,975

	$—	$3,233	$237,975	$241,208

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$710,113	$710,113	$1,927,542	$1,927,542
Securities held to maturity	5,506,643	5,562,091	4,135,935	4,157,322
Securities available for sale	162,272	162,272	652,956	652,956
FHLB stock	424,737	424,737	446,014	446,014
Loans, net	28,838,867	29,324,967	29,041,595	29,454,199
Mortgage servicing rights	127,657	127,657	107,378	107,378
Derivatives	4,942	4,942	14,272	14,272
Financial Liabilities:
Deposits	$21,797,711	$21,834,893	$21,809,051	$21,846,984
Borrowed funds	13,017,284	14,318,917	13,536,116	14,801,131
Derivatives	3,870	3,870	4,118	4,118

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

In addition, these methods of estimating fair value do not incorporate the exit-price concept of fair value described in ASC 820-10, “Fair Value Measurements and Disclosures.”

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at June 30, 2011 and December 31, 2010.

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

The Company held derivatives not designated as hedges with a notional amount of $2.8 billion at June 30, 2011. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2011:

	June 30, 2011
	Notional Amount	Unrealized(1)
(in thousands)		Gain	Loss
Treasury options	$530,000	$—	$3,491
Eurodollar futures	200,000	66	—
Forward commitments to sell loans/mortgage-backed securities	1,039,070	—	2,306
Forward commitments to buy loans/mortgage-backed securities	545,000	—	191
Interest rate lock commitments	521,350	700	—

Total derivatives	$2,835,420	$766	$5,988

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Treasury options	$4,390	$1,900	$7,202	$1,678
Eurodollar futures	(1,718)	(576)	(1,310)	(1,127)
Forward commitments to buy/sell loans/mortgage-backed securities	1,832	(5,645)	(16,032)	(7,974)

Total gain (loss)	$4,504	$(4,321)	$(10,140)	$(7,423)

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

The Company allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and the number of full-time equivalent employees. A portion of operating expenses is not allocated, but is retained in corporate accounts. Such expenses include parent company costs that would not be incurred if the segments were stand-alone businesses, and other one-time items not aligned with the business segments. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Banking Operations Segment

Banking Operations serves individual and business customers by offering and servicing a variety of loan and deposit products and other financial services.

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, sells, and services one-to-four family mortgage loans. Mortgage loan products include fixed- and adjustable-rate conventional and jumbo loans for the purpose of purchasing or refinancing residential properties. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and fee income from the origination of loans, and recognizes gains or losses from the sale of mortgage loans.

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2011, on an internally managed accounting basis.

	For the Three Months Ended June 30, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party(1)	$46,047	$12,841	$58,888
Non-interest revenue – inter-segment	(4,777)	4,777	—

Total non-interest revenue	41,270	17,618	58,888

Net interest income	298,689	3,255	301,944

Total net revenue	339,959	20,873	360,832
Provision for loan losses	23,708	—	23,708
Non-interest expense(2)	137,099	17,945	155,044

Income before income tax expense	179,152	2,928	182,080
Income tax expense	61,423	1,198	62,621
Net income	$117,729	$1,730	$119,459

Identifiable segment assets (period-end)	$39,933,758	$668,867	$40,602,625

(1)	Includes ancillary fee income and leasing revenue.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2011, on an internally managed accounting basis.

	For the Six Months Ended June 30, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party(1)	$84,384	$33,114	$117,498
Non-interest revenue – inter-segment	(9,545)	9,545	—

Total non-interest revenue	74,839	42,659	117,498

Net interest income	596,541	8,655	605,196

Total net revenue	671,380	51,314	722,694
Provision for loan losses	49,708	—	49,708
Non-interest expense(2)	265,899	35,847	301,746

Income before income tax expense	355,773	15,467	371,240
Income tax expense	122,277	6,328	128,605

Net income	$233,496	$9,139	$242,635

Identifiable segment assets (period-end)	$39,933,758	$668,867	$40,602,625

(1)	Includes ancillary fee income and leasing revenue.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2010, on an internally managed accounting basis.

	For the Three Months Ended June 30, 2010
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party(1)	$31,996	$40,520	$72,516
Non-interest revenue – inter-segment	(3,450)	3,450	—

Total non-interest revenue	28,546	43,970	72,516

Net interest income	290,396	3,805	294,201

Total net revenue	318,942	47,775	366,717
Provision for loan losses	22,000	—	22,000
Non-interest expense(2)	124,389	16,982	141,371

Income before income tax expense	172,553	30,793	203,346
Income tax expense	59,965	11,954	71,919

Net income	$112,588	$18,839	$131,427

Identifiable segment assets (period-end)	$41,037,122	$968,794	$42,005,916

(1)	Includes ancillary fee income and leasing revenue.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2010, on an internally managed accounting basis.

	For the Six Months Ended June 30, 2010
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party(1)	$57,451	$70,109	$127,560
Non-interest revenue – inter-segment	(7,042)	7,042	—

Total non-interest revenue	50,409	77,151	127,560

Net interest income	581,880	6,905	588,785

Total net revenue	632,289	84,056	716,345
Provision for loan losses	42,000	—	42,000
Non-interest expense(2)	244,648	33,470	278,118

Income before income tax expense	345,641	50,586	396,227
Income tax expense	121,014	19,637	140,651

Net income	$224,627	$30,949	$255,576

Identifiable segment assets (period-end)	$41,037,122	$968,794	$42,000,916

(1)	Includes ancillary fee income and leasing revenue.
(2)	Includes both direct and indirect expenses.

Note 13. Impact of Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 should be applied retroactively. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in ASU 2011-04 generally represent clarifications of Topic 820 (Fair Value), but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee; and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in ASU 2011-03. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. ASU 2011-03 should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU No. 2011-03 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In April 2011, the FASB also issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute TDRs and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In addition, ASU 2011-02 requires the disclosure of certain information relating to TDRs as required by ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” These disclosures were previously deferred by ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retroactively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In July 2010, the FASB issued ASU No. 2010-20 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures, and to provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU No. 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. For further details on the Company’s credit quality disclosures, please refer to Note 4, “Loans” and Note 5, “Allowance for Loan Losses.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at June 30, 2011 and December 31, 2010 follow:

(in thousands)	June 30, 2011	December 31, 2010
Total Stockholders’ Equity	$5,560,103	$5,526,220
Less: Goodwill	(2,436,131)	(2,436,159)
Core deposit intangibles	(63,205)	(77,734)

Tangible stockholders’ equity	$3,060,767	$3,012,327

Total Assets	$40,602,625	$41,190,689
Less: Goodwill	(2,436,131)	(2,436,159)
Core deposit intangibles	(63,205)	(77,734)

Tangible assets	$38,103,289	$38,676,796

Total stockholders’ equity to total assets	13.69%	13.42%
Tangible stockholders’ equity to tangible assets	8.03%	7.79%

Tangible Stockholders’ Equity	$3,060,767	$3,012,327
Add back: Accumulated other comprehensive loss, net of tax	50,402	45,695

Adjusted tangible stockholders’ equity	$3,111,169	$3,058,022

Tangible Assets	$38,103,289	$38,676,796
Add back: Accumulated other comprehensive loss, net of tax	50,402	45,695

Adjusted tangible assets	$38,153,691	$38,722,491

Adjusted stockholders’ equity to adjusted tangible assets	8.15%	7.90%

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

We have identified the following to be critical accounting policies: the determination of the allowance for losses on non-covered loans; the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the determination of the valuation allowance for deferred tax assets.

The judgments used by management in applying these critical accounting policies may be influenced by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. In addition, the current economic environment has increased the degree of uncertainty inherent in our judgments, estimates, and assumptions.

Allowance for Losses on Non-Covered Loans

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

In recognition of prevailing macroeconomic and real estate market conditions, the time periods considered for historical loss experience continue to be the last three years and the current period. We also evaluate the sufficiency of the overall allocations used for the loan loss allowance by considering the loss experience in the current and prior calendar year.

The process of establishing the loan loss allowances also involves:

•	Periodic inspections of the loan collateral by qualified in-house and external property appraisers/inspectors, as applicable;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” As each of the Company’s operating segments is comprised of only one component, goodwill is tested for impairment at the segment level. The goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting segments: Banking Operations and Residential Mortgage Banking. All of our recorded goodwill has resulted from prior acquisitions and, accordingly, is attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as it was acquired in our FDIC-assisted AmTrust acquisition, which resulted in a bargain purchase gain. In order to perform our annual goodwill impairment test, we determined the carrying value of the Banking Operations segment as the carrying value of the Company and compared it to the fair value of the Banking Operations segment as the fair value of the Company.

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

Recent Events

Dividend Payment

On July 20, 2011, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 16, 2011 to shareholders of record at the close of business on August 5, 2011.

The Economic Environment

Unemployment rates declined year-over-year in Florida, New York, and Ohio—three of the five states that constitute our footprint—and rose in Arizona and New Jersey, the remaining two states.

In June 2011, the respective unemployment rates in Florida, New York, and Ohio declined to 11.1%, 8.0%, and 9.2%, respectively from 11.6%, 8.2%, and 10.4%, while in Arizona and New Jersey, the rates of unemployment rose to 9.9% and 9.7%, respectively, from 9.7% and 9.5% in June 2010. During this time, the national unemployment rate declined to 9.2% from 9.5%.

In New York City, where the vast majority of the properties securing our held-for-investment loans are located, unemployment rose to 8.8% in June 2011 from 8.4% in March 2011, but was down from 9.4% in June 2010. Furthermore, in Manhattan, where 36.8% of the properties securing our held-for-investment multi-family and commercial real estate loans are located, the office vacancy rate improved to 10.8% from 11.8% linked-quarter, and was 170 basis points below the comparable rate in June 2010.

Home prices fell 4.5% nationally year-over-year through May 2011, and also declined in the primary markets we serve. Specifically, home prices fell 6.6%, 5.3%, 3.2%, and 9.5%, year-over-year, in greater Cleveland, greater Miami, the New York Metropolitan region, and greater Phoenix, respectively.

Executive Summary

We generated earnings of $119.5 million, or $0.27 per diluted share, in the second quarter of 2011, providing a 1.29% return on average tangible assets and a 16.76% return on average tangible stockholders’ equity.

Among the factors contributing to our second quarter performance were:

•	a meaningful increase in the production of multi-family and commercial real estate loans both year-over-year and linked-quarter, resulting in the growth of our held-for-investment loan portfolio;
•	a meaningful rise in prepayment penalty income, which is recorded as interest income and contributed to the stability of our net interest margin in the current three-month period;
•	a decline in the provision for losses on non-covered loans both year-over-year and linked-quarter;
•	a gain on the sale of the assets and liabilities of our insurance premium financing business; and
•	a gain on the sale of certain securities.

These contributions to earnings were somewhat offset by the following factors:

•

a continued decline in the income produced by our mortgage banking business, as originations of one-to-four family homes were once again curbed by rising residential mortgage rates, continued high unemployment, declining real estate values, and general economic uncertainty;

•	a decline in our portfolios of covered loans, largely reflecting repayments, and a decline in loans held for sale reflecting the same factors noted in the bullet above;
•	the replenishment of our held-for-investment loan portfolio at lower average market yields;
•	the flattening of the yield curve, as short-term interest rates remained historically low and intermediate-term market interest rates declined; and
•	an increase in our FDIC deposit insurance premiums, reflecting the April 1st implementation of a new FDIC formula for calculating such premiums.

Our second quarter performance also reflected the continued strengthening of our balance sheet:

•

Non-performing non-covered loans declined $113.8 million, or 18.5%, over the course of the quarter; as a result, our ratio of non-performing non-covered loans to total non-covered loans reflected a 52-basis point improvement, and our ratio of non-performing non-covered assets to total non-covered assets improved by 23 basis points;

•	Net charge-offs also declined on a linked-quarter basis, and represented a modest 0.09% of average loans, non-annualized;
•	The balance of securities rose 18.2% over the course of the quarter, reflecting the deployment of cash into government-sponsored enterprise (“GSE”) securities;
•	The balance of wholesale borrowings declined over the course of the quarter and represented 29.5% of total assets at June 30, 2011;
•	Stockholders’ equity continued to grow, as it has for the past five quarters, and represented 13.69% of total assets at the end of June; and
•	Tangible stockholders’ equity also rose, and represented 8.03% of tangible assets at quarter-end.

We continue to operate in an economy that has been weakened by rising unemployment, declining real estate values, and continued speculation regarding the issue of our significant national debt. In this time of mounting uncertainty, both at home and abroad, we remain focused on our business model, which has enabled us to be a source of stability and strength for those we serve.

Summary of Financial Condition at June 30, 2011

Assets totaled $40.6 billion at June 30, 2011, down $588.1 million from the balance at December 31, 2010. Loans, net, fell $202.7 million during this time, to $28.8 billion, as an $810.9 million increase in non-covered loans held for investment, net, to $24.4 billion was exceeded by the combination of a $298.3 million decline in the balance of covered loans, net, to $4.0 billion and a $715.4 million decline in the balance of loans held for sale, net, to $491.7 million. The June 30th balance sheet also reflects an $880.0 million rise in total securities from the year-end balance to $5.7 billion, reflecting the deployment of cash into GSE securities.

Liabilities declined $621.9 million during this time, to $35.0 billion, primarily reflecting a $518.8 million reduction in the balance of borrowed funds to $13.0 billion. The remainder of the decline was the net effect of a $604.7 million decrease in certificates of deposit (“CDs”) and a $593.4 million rise in the combined balance of NOW and money market accounts, savings accounts, and non-interest-bearing accounts (“core deposits”) to $14.6 billion.

Stockholders’ equity totaled $5.6 billion at the end of June, representing a six-month increase of $33.9 million and 13.69% of total assets, a rise of 27 basis points.

Loans

At $28.8 billion, loans, net, represented 71.0% of total assets at June 30, 2011, as compared to $29.0 billion, representing 70.5%, at December 31, 2010. As more fully described below, our loan portfolio is comprised of three categories: covered loans, non-covered loans held for investment, and non-covered loans held for sale.

Covered Loans

Covered loans are the loans we acquired in our AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At $4.0 billion, covered loans represented 13.8%, of total loans, net, at June 30, 2011 and were down $298.3 million from the balance at December 31st.

Covered one-to-four family loans include both fixed and adjustable rate loans that were made by the acquired institutions. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

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

In the second quarter of 2011, we recorded an $8.7 million provision for losses on covered loans, largely due to credit deterioration in the C&I loan portfolio acquired in the Desert Hills transaction, and in the portfolios of HELOCs acquired in the acquisitions of both Desert Hills and AmTrust. The provision for covered loans was largely offset by FDIC indemnification income of $7.6 million that was recorded in non-interest income during the same three-month period. No provision for losses on covered loans was recorded in the trailing quarter or in the second quarter of 2010.

Non-Covered Loans Held for Investment

The portfolio of non-covered loans held for investment primarily consists of loans we have originated for our own portfolio and, to a lesser extent, loans that were acquired in our business combinations prior to 2009.

At $24.4 billion, non-covered loans held for investment, net, represented 84.5% of total loans and 60.0% of total assets at the end of the second quarter, and were up $810.9 million from the balance at December 31, 2010. Originations totaled $4.7 billion in the first six months of 2011, in contrast to $1.7 billion in the first six months of

2010. Included in the current six-month amount were second quarter originations of $2.9 billion, which exceeded the trailing-quarter volume by $990.4 million and the year-earlier volume by $1.9 billion.

Multi-Family Loans

Multi-family loans represented $3.1 billion, or 66.1%, of loans originated for investment in the first six months of 2011, up $2.1 billion from the volume originated in the first six months of 2010. Included in the current six-month amount were second quarter originations of $2.0 billion, representing 70.7% of loans produced for investment, up $919.8 million linked-quarter and $1.5 billion year-over-year.

At June 30, 2011, multi-family loans represented $17.1 billion, or 69.6%, of total non-covered loans held for investment, representing a $157.6 million increase from the March 31st balance and a $247.7 million increase from the balance at December 31, 2010. Notwithstanding the significant volume of multi-family loans produced for portfolio in the first half of 2011, portfolio growth was somewhat limited by an increase in satisfactions, as well as refinancing activity. At June 30th, the average multi-family loan had a principal balance of $4.0 million and the multi-family loan portfolio had an average loan-to-value (“LTV”) ratio at origination of 58.0%.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Partially reflecting an increase in refinancing activity, the expected weighted average life of the multi-family loan portfolio fell to 3.1 years at the end of June from 4.1 years at December 31, 2010.

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

At June 30, 2011, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 77.1% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans in our specific niche. Notwithstanding an increase in non-performing multi-family loans in the current credit cycle, the multi-family loans we have charged off to date generally have been non-niche loans. We attribute the difference between the amount of non-performing loans we record and the actual losses we take to our underwriting standards and the generally conservative LTV ratios at origination on the multi-family loans we produce.

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

Commercial Real Estate Loans

CRE loan originations accounted for $1.1 billion, or 24.0%, of loans produced for investment in the first six months of 2011, up from $335.9 million, or 19.5%, in the first six months of 2010. Included in the current six-month amount were second quarter CRE loan originations of $619.0 million, representing 21.7% of loans produced for investment, up $105.3 million and $414.5 million, respectively, from the volumes produced in the trailing and year-earlier three months.

CRE loans represented $6.1 billion, or 25.0%, of total loans held for investment at June 30, 2011, up $420.9 million from the March 31st balance and $684.0 million from the balance at December 31st. At the end of June, the average CRE loan had a principal balance of $3.5 million and the CRE loan portfolio had an average LTV ratio at origination of 53.2%.

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

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.6 years at the end of the current second quarter, down from 4.0 years at December 31, 2010. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction Loans

The growth of our held-for-investment loan portfolio has been driven by multi-family and CRE lending and tempered by a reduction in ADC loans. In the interest of reducing our exposure to credit risk at a time when real estate values started declining, we have limited our production of ADC loans to advances that were committed prior to the second half of 2007, or to loans that have limited market risk and low LTV ratios, and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $524.1 million, or 2.1%, of loans held for investment at the end of the second quarter, down $45.5 million from the balance at December 31st.

At June 30, 2011, 67.3% of our ADC loans were secured by properties in the New York Metropolitan region. In addition, 59.0% of our ADC loans were for land acquisition and development, with the remaining 41.0% consisting of loans that were provided for the construction of owner-occupied homes and commercial properties. ADC loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment. In the second quarter of 2011, we collected $36,000 on personal guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. Reflecting the severity of the downturn in the current credit cycle, 12.0% of the loans in our ADC loan portfolio was non-performing at June 30, 2011, as compared to 15.4% at March 31st.

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

One-to-Four Family Loans

Reflecting repayments, as well as our practice of originating one-to-four family loans for sale, the balance of one-to-four family loans held for investment fell $22.2 million to $148.2 million over the six months ended June

30, 2011. The majority of one-to-four family loans held for investment were acquired in our earlier business combinations or were originated by the Company prior to December 2000.

Other Loans

Other loans totaled $645.2 million at June 30, 2011, and were down $82.0 million from the balance at December 31, 2010. At $571.2 million, C&I loans represented the bulk of the June 30th balance, and were down $70.5 million from the balance at year-end, primarily reflecting the disposition of our insurance premium financing business in June.

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

Non-Covered Loans Held for Sale

The portfolio of non-covered loans held for sale consists of one-to-four family loans that were originated throughout the country by our mortgage banking subsidiary, NYCB Mortgage Company, LLC. Although the vast majority of these loans were agency-conforming loans originated for sale to GSEs, a small number were jumbo loans originated under contract for sale to other financial institutions.

At June 30, 2011, the balance of loans held for sale was $491.7 million, reflecting a $15.7 million decline from the March 31st balance and a $715.4 million decline from the balance at December 31st. These reductions were due to the substantial slowdown in consumer refinancing and higher average market interest rates, which led to a decline in applications as consumers continued to be discouraged by the weakness of the U.S. housing market and economic uncertainty driven by continued high unemployment. Reflecting these factors, originations of one-to-four family loans for sale declined to $1.1 billion in the current second quarter from $1.5 billion in the trailing three months. In addition, rate-lock volume (a leading indicator of expected near-term loan funding levels) declined modestly to $1.6 billion on a linked-quarter basis, but was $2.0 billion less than the volume recorded in the year-earlier three months.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is included in “general and administrative expense” in the accompanying Consolidated Statements of Income and Comprehensive Income. At June 30, 2011 and December 31, 2010, the respective liabilities for estimated possible future losses relating to these representations and warranties were $4.2 million and $3.5 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given, and considers a variety of factors including, but not limited to, actual default experience; estimated future defaults; historical loan repurchase rates and the frequency and severity of default associated with prior repurchased loans; probability that a repurchase request will be received; and the probability that a loan will be required to be repurchased. As of June 30, 2011, we had not repurchased any loans.

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

In the second quarter of 2011, we originated a small number of prime jumbo one-to-four family loans for sale under contract to other financial institutions, a practice we initiated in the first quarter of this year. While we do not currently expect this expansion of our mortgage banking business to contribute materially to our earnings in 2011, we do believe it represents a logical extension of this business, with the potential to benefit our revenue stream.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment(1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at June 30, 2011:

	At June 30, 2011
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
		Percent		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
New York City:
Manhattan	$5,632,402	33.02%	$2,903,638	47.42%	$183,499	35.01%
Brooklyn	3,119,408	18.29	381,891	6.24	70,258	13.41
Bronx	2,433,492	14.27	221,643	3.62	23,931	4.57
Queens	1,851,256	10.85	608,831	9.94	62,100	11.85
Staten Island	120,103	0.70	74,007	1.21	12,608	2.41

Total New York City	$13,156,661	77.13%	$4,190,010	68.43%	$352,396	67.25%

Long Island	594,492	3.48	876,549	14.31	113,036	21.57
Other New York State	471,699	2.77	119,204	1.95	7,458	1.42
New Jersey	1,404,754	8.24	510,700	8.34	36,919	7.04
Pennsylvania	517,853	3.04	270,628	4.42	—	—
All other states	910,112	5.34	156,503	2.55	14,268	2.72

Total	$17,055,571	100.00%	$6,123,594	100.00%	$524,077	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Geographical Analysis of the Covered Loan Portfolio(1)

The following table presents a geographical analysis of our covered loan portfolio at June 30, 2011:

(in thousands)
California	$693,652
Florida	664,787
Arizona	419,783
Ohio	249,531
Massachusetts	175,339
Michigan	171,909
Illinois	138,172
New York	115,658
Nevada	107,180
Texas	106,380
Maryland	90,876
Washington	90,207
Colorado	88,182
All other states	896,631

Total covered loans	$4,008,287

(1)	At June 30, 2011, $3.6 billion, or 90.4%, of the covered loan portfolio consisted of one-to-four family loans. The remaining $386.2 million, or 9.6%, of the covered loan portfolio consisted of multi-family, CRE, ADC, C&I, consumer loans, and HELOCs.

Asset Quality: Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned (“OREO”)

The quality of our assets reflected substantial improvement at June 30, 2011, as non-performing non-covered loans declined $113.8 million, or 18.5%, from the March 31st balance and $121.5 million, or 19.4%, from the December 31st balance, to $503.0 million.

Non-performing non-covered loans thus represented 2.05% of total non-covered loans at the end of the second quarter, reflecting improvements of 52 and 58 basis points, respectively, over the three- and six-month periods. In addition, the quality of our non-covered held-for-investment loans improved in all five loan categories. Non-performing multi-family loans declined $83.7 million from the March 31st balance and $23.2 million from the December 31st balance, to $304.7 million at June 30, 2011. Non-performing CRE loans declined $1.7 million and $57.2 million, respectively, to $105.2 million over the three and six months ended at that date. Non-performing ADC loans fell $22.6 million and $28.8 million, respectively, to $63.0 million; and non-performing other loans fell $5.3 million and $10.5 million, respectively, to $14.0 million. The balance of non-performing one-to-four family loans also declined over the corresponding periods, albeit modestly.

The six-month decline in the balance of non-performing non-covered multi-family loans was primarily due to the disposition of loans totaling $153.0 million, including $103.7 million in the second quarter of the year. A portion of this amount was attributable to the disposition of a $33.2 million loan secured by a 495-unit multi-family property in Philadelphia, Pennsylvania and the disposition of a $19.6 million loan secured by a 237-unit multi-family property in the Bronx, New York. In addition, an $18.6 million loan on a 191-unit multi-family property in Brooklyn, New York was brought current in the second quarter. The six-month decline in non-performing non-covered multi-family loans also reflects charge-offs of $47.5 million, including $21.4 million in the three months ended June 30, 2011. Furthermore, loans that transitioned to OREO in the second quarter included $39.3 million of loans to one borrower for properties located in Hartford, Connecticut; these loans had been classified as performing loans at March 31, 2011.

The six-month reduction in non-performing non-covered CRE loans was primarily due to the first quarter disposition of a $50.0 million loan that was secured by land in New York City.

Included in non-performing non-covered loans at the end of the second quarter were non-accrual mortgage loans of $489.0 million and non-accrual other loans of $14.0 million. A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

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

It is our policy to order updated appraisals for all non-performing loans, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, in the event that such a loan exceeds 90 days past due, and if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loans become performing and are returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, or when a borrower requests an extension of a maturing loan. We do not analyze current LTV ratios on a portfolio-wide basis. We believe that disclosing the average LTV ratios at origination for our multi-family and CRE loan portfolios provides insight into the quality of these portfolios, as well as our stringent underwriting standards.

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

At June 30, 2011, OREO totaled $56.6 million, reflecting a six-month increase of $28.6 million and a three-month increase of $24.6 million. The net effect of the increase in OREO and the reduction in non-performing non-covered loans was a substantial decline in non-performing non-covered assets to $559.6 million, representing 1.53% of total non-covered assets at that date. The June 30th balance was $92.9 million, or 14.2%, less than the December 31st balance and $89.2 million, or 13.8%, less than the balance at March 31st. Furthermore, at the end of June, the ratio of non-performing non-covered assets to total non-covered assets reflected improvements of 24 and 23 basis points, respectively.

Although loans 30 to 89 days past due rose $4.4 million on a linked-quarter basis, to $53.1 million, the June 30th balance was $97.9 million less than the balance recorded at December 31st. Loans 60 to 89 days past due rose $10.4 million linked-quarter, to $35.2 million, while the balance of loans 30 to 59 days past due declined $6.0 million to $17.9 million during this time. In addition, while loans 60 to 89 days past due were down $6.0 million from the December 31st balance, loans 30 to 59 days past due were down $91.9 million over the six-month period.

Multi-family loans represented $14.7 million of loans 30 to 89 days past due at the end of the second quarter, reflecting a three-month improvement of $3.8 million and a more significant six-month improvement of $106.5 million. CRE loans represented $13.5 million of loans 30 to 89 days past due at the end of the second quarter, and were up $5.7 million and $5.3 million, respectively, over the three- and six-month periods. Although past due ADC, one-to-four family, and other loans rose modestly to $16.5 million, $3.3 million, and $5.2 million, respectively, from the trailing-quarter levels, the balances of past due other and one-to-four family loans reflected improvements over the first six months of the year.

The reduction in multi-family loans 30 to 89 days past due was partly due to the migration to non-accrual status of two loans on multi-family properties in Jersey City, New Jersey, totaling $24.8 million that were made to one borrower. In addition, two loans on multi-family properties in New York City totaling $5.2 million that were made to one borrower were restructured and classified as TDRs. Furthermore, a $4.1 million loan secured by a 71-unit multi-family property in New Haven, Connecticut was brought current.

The increase in CRE loans 30 to 89 days past due was primarily attributable to two loans totaling $2.7 million that were made to one borrower on two retail properties in New Jersey, and to a $1.4 million loan on an industrial building in Jersey City, New Jersey.

Reflecting the meaningful decline in non-performing loans and the modest rise in loans 30 to 89 days past due, total delinquencies amounted to $612.8 million at the end of the second quarter, down $84.8 million, or 12.2%, from the March 31st balance and $190.8 million, or 23.7%, from the balance at December 31, 2010.

To mitigate the potential for credit losses, we underwrite our loans in accordance with credit standards that we consider prudent. In the case of multi-family and CRE loans, we look first at the consistency of the cash flows being generated by the property to determine its economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value more typically used.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits at origination, as previously noted, were below those amounts at June 30, 2011. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

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

Although the reasons for a loan to default will vary from credit to credit, our multi-family and CRE loans, in particular, have not typically resulted in significant losses. Such loans are generally originated at conservative LTV ratios, as previously stated. Furthermore, in the case of multi-family loans, the cash flows generated by the properties generally have significant value.

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

While we strive to originate loans that will perform fully, the severity of the credit cycle has resulted in a greater number of loans transitioning to non-accrual status and a greater volume of net charge-offs than we incurred before the downward cycle turn. Although the volume of net charge-offs rose year-over-year in the first six months of 2011, a comparison of the first and second quarters of this year reflected a linked-quarter decline. Specifically, net charge-offs rose $5.9 million year-over-year to $65.5 million in the current six-month period; of this amount, $29.3 million of loans were charged off in the second quarter, reflecting a $9.6 million reduction from the first quarter 2011 amount.

Multi-family and CRE loans represented $47.4 million and $8.3 million, respectively, of net charge-offs in the first six months of 2011, while ADC, one-to-four family, and other loans accounted for $3.4 million, $168,000, and $6.2 million, respectively. Of the respective six-month amounts, $21.4 million and $1.3 million of multi-family and CRE loans were charged off in the second quarter; during this time, charge-offs of ADC, one-to-four family, and other loans amounted to $2.7 million, $126,000, and $1.4 million, respectively.

Reflecting the $41.0 million provision recorded in the first six months of this year, and the corresponding period’s net charge-offs, the allowance for losses on non-covered loans equaled $134.5 million at June 30, 2011, as compared to $158.9 million at December 31, 2010. The June 30th amount was equivalent to 26.73% of non-performing non-covered loans and 0.55% of total non-covered loans; the comparable measures were 25.45% and 0.67%, respectively, at December 31st. Included in the six-month provision for losses on non-covered loans was a second quarter provision of $15.0 million, down $11.0 million from the provision recorded in the first quarter of the year.

The manner in which the allowance for losses on non-covered loans is established, and the assumptions made in that process, are considered critical to our financial condition and results. Such assumptions are based on judgments that are difficult, complex, and subjective regarding various matters of inherent uncertainty. The current economic environment has increased the degree of uncertainty inherent in these judgments. Accordingly, the policies that govern our assessment of the allowance for losses on non-covered loans are considered “Critical Accounting Policies” and are discussed under that heading earlier in this report.

Based upon all relevant and available information at June 30, 2011, management believes that the allowance for losses on non-covered loans at that date was appropriate.

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

Despite the level of our non-performing multi-family loans, we would not expect to see a comparable level of losses. This is primarily due to the strength of the underlying collateral for these loans and the collateral structure upon which these loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return the loan to performing status.

Similarly, an increase in non-performing CRE loans would not necessarily be expected to result in a corresponding increase in losses on such credits. At June 30, 2011, non-performing CRE loans totaled $105.2 million, while charge-offs of CRE loans totaled $8.4 million in the six months ended at that date. We believe this favorable loan loss experience is due to our historical practice of underwriting CRE loans in accordance with standards similar to those we follow in underwriting our multi-family loans.

We continue to de-emphasize the production of ADC and other loans, as well as one-to-four family loans for portfolio, in order to mitigate credit risk. At June 30, 2011, ADC loans, other loans, and one-to-four family loans represented 2.14%, 2.63%, and 0.61%, respectively, of total non-covered loans held for investment, as compared to 2.40%, 3.06%, and 0.72%, respectively, at December 31, 2010. At the end of June, 12.0%, 2.2%, and 10.9% of ADC loans, other loans, and one-to-four family loans, respectively, were non-performing loans.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, while non-performing non-covered loans represented 2.05% of total non-covered loans at June 30, 2011, the ratio of net charge-offs to average loans for the six months ended at that date was 0.23% (non-annualized).

The following tables present the number and amount of non-accrual CRE and multi-family loans by originating bank at June 30, 2011 and December 31, 2010:

As of June 30, 2011	Non-Performing Commercial Real Estate Loans		Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	52	$73,506	131	$303,652
New York Commercial Bank	8	31,661	3	1,043

Total for New York Community Bancorp	60	$105,167	134	$304,695

As of December 31, 2010	Non-Performing Commercial Real Estate Loans		Non-Performing Multi-Family Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	53	$130,132	128	$323,751
New York Commercial Bank	12	32,268	3	4,141

Total for New York Community Bancorp	65	$162,400	131	$327,892

The following table presents information about our five largest non-performing loans as of June 30, 2011:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of loan	Multi-Family	Construction	Construction	Multi-Family	Multi-Family

Origination date	6/29/2005	10/14/2005	12/21/2005	4/17/2008	2/16/2007

Origination balance	$41,116,000	$25,000,000	$21,462,500	$17,500,000	$17,260,000

Full commitment balance	45,531,750	25,000,000	21,462,500	17,500,000	17,260,000

Balance at 6/30/2011	43,256,821	25,000,000	21,452,576	17,500,000	17,242,535

Associated loan loss allowance	None	5,905,000	None	None	None

Non-accrual date	2/2009	6/2009	2/2010	6/2011	5/2010

LTV at origination	76%	54%	83%	73%	75%

Current LTV	87	83	89	98	87

Last appraisal	12/2010	9/2010	2/2011	4/2011	9/2010

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for loans 1, 3, 4, or 5, as determined by using the fair value of collateral method defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10 and -40.

Loan No. 1:	The borrower is an owner of real estate throughout the nation and is based in New Jersey. This loan is collateralized by a complex of four multi-family buildings containing 672 residential and four commercial units in Washington, D.C.

Loan No. 2:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 95,000-square foot industrial building that is fully occupied and has been rezoned for residential development. “As of right” buildable area for the subject site is 267,966 square feet. By adjusting the appraisal for certain assumptions using the fair value of collateral method of ASC 310-10 and -40, it was determined that a $5,905,000 allocation to the non-covered loan loss allowance was necessary.

Loan No. 3:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a vacant loft building in Manhattan, New York, which is prime for development.

Loan No. 4:	The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by a multi-family building containing 144 residential units in the Bronx, New York.

Loan No. 5:	The borrower is an owner of real estate and is based in New Jersey. This loan is collateralized by a multi-family building containing 360 residential units and four commercial units in Atlantic City, New Jersey.

Troubled Debt Restructurings

In accordance with GAAP, we are required to account for certain loan modifications or restructurings as troubled debt restructuring (“TDRs”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

Loans modified as TDRs totaled $325.7 million at June 30, 2011, as compared to $357.5 million at December 31, 2010. Of the loans modified as TDRs at June 30th, loans of $261.4 million were on non-accrual status and loans of $64.3 million had been restored to accrual status as a result of their continued performance in accordance with their modified terms. At December 31, 2010, the comparable amounts were $204.8 million and $152.7 million, respectively.

In an effort to proactively address our delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions, forbearance of arrears, and extension of maturity dates. As of June 30, 2011, concessions made with respect to rate reductions amounted to $235.5 million; forbearance agreements amounted to $36.9 million; and maturity extensions and capitalization of interest together amounted to $53.3 million. Most of our TDRs involve rate reductions and/or forbearance of arrears, which thus far have proven the most successful in enabling selected borrowers to emerge from delinquency and keep their loans current.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment regarding the likelihood that the concession will result in the maximum recovery for the Company.

The following table presents additional information regarding our TDRs as of June 30, 2011:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$60,845	$175,060	$235,905
Commercial real estate	3,464	63,250	66,714
Acquisition, development, and construction	—	17,666	17,666
Commercial and industrial	—	3,917	3,917
One-to-four family	—	1,520	1,520

Total	$64,309	$261,413	$325,722

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans held for investment, our non-performing non-covered assets, and our non-covered held for investment loans 30 to 89 days past due at June 30, 2011 and December 31, 2010. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Six Months Ended June 30, 2011	At or For the Year Ended December 31, 2010
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$158,942	$127,491
Provision for losses on non-covered loans	41,000	91,000
Charge-offs:
Multi-family	(47,532)	(27,042)
Commercial real estate	(8,387)	(3,359)
Acquisition, development, and construction	(3,964)	(9,884)
One-to-four family	(168)	(931)
Other loans	(8,211)	(19,569)

Total charge-offs	(68,262)	(60,785)
Recoveries	2,791	1,236

Balance at end of period	$134,471	$158,942

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$304,695	$327,892
Commercial real estate	105,167	162,400
Acquisition, development, and construction	63,001	91,850
One-to-four family	16,126	17,813

Total non-accrual non-covered mortgage loans	488,989	599,955
Other non-accrual non-covered loans	13,992	24,476

Total non-performing non-covered loans (1)	502,981	624,431
Other real estate owned (2)	56,641	28,066

Total non-performing non-covered assets	$559,622	$652,497

Asset Quality Ratios:
Non-performing non-covered loans to total non-covered loans	2.05%	2.63%
Non-covered non-performing assets to total non-covered assets	1.53	1.77
Allowance for losses on non-covered loans to non-performing non-covered loans	26.73	25.45
Allowance for losses on non-covered loans to total non-covered loans	0.55	0.67
Net charge-offs to average loans	0.23 (3)	0.21

Loans 30-89 Days Past Due:
Multi-family	$14,678	$121,188
Commercial real estate	13,496	8,207
Acquisition, development, and construction	16,535	5,194
One-to-four family	3,261	5,723
Other loans	5,171	10,728

Total loans 30-89 days past due(4)	$53,141	$151,040

(1)	The June 30, 2011 and December 31, 2010 amounts exclude loans 90 days or more past due of $356.3 million and $360.8 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The amounts indicated at June 30, 2011 and December 31, 2010 exclude $81.4 million and $62.4 million, respectively, of OREO that is covered by an FDIC loss sharing agreement.
(3)	Presented on a non-annualized basis.
(4)	The June 30, 2011 and December 31, 2010 amounts exclude loans 30 to 89 days past due of $124.2 million and $130.5 million, respectively, that are covered by FDIC loss sharing agreements.

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

We consider our covered loans to be performing due to the application of the yield accretion method under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the dates of acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

In connection with the loss sharing agreements, we established FDIC loss share receivables of $740.0 million with regard to AmTrust and $69.6 million with regard to Desert Hills, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related loans is recognized. In the second quarter of 2011, a $7.6 million benefit was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements.

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

The loss share receivables may also increase due to accretion, which was $15.5 million in the first six months of this year. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the first six months of 2011, we received FDIC reimbursements of $77.4 million, including $31.4 million in the second quarter, which resulted in a decrease in the combined balance of the FDIC loss share receivables.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at June 30, 2011 and December 31, 2010, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Three Months Ended June 30, 2011	At or For the Year Ended December 31, 2010
Covered Loans 90 Days or More Past Due:
Multi-family	$571	$410
Commercial real estate	12,860	12,060
Acquisition, development, and construction	10,430	12,664
One-to-four family	308,902	310,929
Other	23,499	24,764

Total covered loans 90 days or more past due	356,262	360,827
Covered other real estate owned	81,435	62,412

Total covered non-performing assets	$437,697	$423,239

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$305,266	$328,302
Commercial real estate	118,027	174,460
Acquisition, development, and construction	73,431	104,514
One-to-four family	325,028	328,742
Other non-performing loans	37,491	49,240

Total non-performing loans	859,243	985,258
Other real estate owned	138,076	90,478

Total non-performing assets (including covered assets)	$997,319	$1,075,736

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	3.01%	3.52%
Total non-performing assets to total assets	2.46	2.61
Allowance for loan losses to non-performing loans	18.05	17.34
Allowance for loan losses to total loans	0.54	0.61

Covered Loans 30-89 Days Past Due:
Multi-family	$1,337	$402
Commercial real estate	4,490	9,095
Acquisition, development, and construction	1,387	1,172
One-to-four family	109,857	108,691
Other loans	7,129	11,182

Total covered loans 30-89 days past due	$124,200	$130,542

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$16,015	$121,590
Commercial real estate	17,986	17,302
Acquisition, development, and construction	17,922	6,366
One-to-four family	113,118	114,414
Other loans	12,300	21,910

Total loans 30-89 days past due (including covered loans)	$177,341	$281,582

Geographic Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at June 30, 2011:

(in thousands)
New York	$297,312
New Jersey	152,619
Florida	99,577
Arizona	68,749
Washington, D.C.	43,552
California	33,159
Connecticut	28,445
Ohio	17,798
Nevada	16,960
Pennsylvania	14,837
Massachusetts	12,874
All other states	73,361

Total non-performing loans	$859,243

Securities

Largely reflecting the purchase of GSE securities in the second quarter, the securities portfolio rose to $5.7 billion, at June 30, 2011 from $4.8 billion at December 31, 2010. The June 30th balance represented 14.0% of total assets, an increase from 11.6% of total assets at December 31st. GSE securities represented 94.2% of the portfolio at the end of the second quarter, as compared to 91.7% at year-end.

Held-to-maturity securities rose $1.4 billion during this time, to $5.5 billion, and represented 97.1% of total securities at the end of June. Included in the balance at that date were mortgage-related securities of $3.2 billion and other securities of $2.3 billion. The fair values of the respective securities were $3.3 billion and $2.3 billion at June 30, 2011, representing 101.56% and 100.21% of the respective carrying amounts.

The increase in held-to-maturity securities was somewhat offset by a $490.7 million reduction in the balance of available-for-sale securities to $162.3 million over the six months ended June 30, 2011. The average estimated life of the portfolio was 6.5 years at that date, as compared to 3.8 years at the end of December. In addition, the estimated weighted average life of available-for-sale mortgage-related securities was 3.9 years at the end of the second quarter and 3.6 years at December 31, 2010.

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

Cash flows from the repayment and sale of loans totaled $7.6 billion in the first six months of 2011, up from $4.7 billion in the first six months of 2010. Included in the current six-month amount were $4.2 billion from repayments of loans held for investment and $3.4 billion from the sale of one-to-four family loans. In the year-earlier six months, the repayment of loans held for investment generated cash flows of $1.7 billion, while the sale of one-to-four family loans generated cash flows of $2.9 billion.

Securities generated cash flows of $1.9 billion in the current six-month period, as compared to $2.4 billion in the first six months of 2010. Included in the current six-month amount were $1.0 billion from repayments and $828.6 million from sales.

Deposits

Deposits totaled $21.8 billion at the end of the second quarter, an $11.3 million reduction from the balance recorded at December 31, 2010. Although CDs fell $604.7 million during this time, to $7.2 billion, the reduction was substantially tempered by a $593.4 million increase in the combined balance of NOW and money market accounts, savings accounts, and non-interest-bearing accounts (“core deposits”) to $14.6 billion.

The decline in CDs was largely strategic in nature, reflecting management’s unwillingness to compete for such deposits by paying higher rates of interest on such accounts.

The six-month increase in core deposits stemmed from a $401.7 million rise in NOW and money market accounts to $8.6 billion; a $79.7 million rise in savings accounts to $4.0 billion; and a $111.9 million rise in non-interest-bearing accounts to $2.0 billion. In keeping with our practice of utilizing brokered funds to supplement our funding, brokered money market accounts represented $3.5 billion of total NOW and money market accounts at June 30, 2011, as compared to $3.0 billion at December 31, 2010.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased) and, to a lesser extent, junior subordinated debentures and other borrowed funds (consisting primarily of preferred stock of subsidiaries and senior notes).

Borrowed funds declined $518.8 million over the first six months of 2011 to $13.0 billion at the end of June. The bulk of the reduction was due to a $518.7 million decline in wholesale borrowings, to $12.0 billion, representing 29.5% of total assets at that date.

Wholesale borrowings consist primarily of FHLB advances, which totaled $7.9 billion at June 30, 2011, down from $8.4 billion at December 31, 2010. Although the vast majority of our FHLB advances are with the FHLB-NY, we also have FHLB-Cincinnati advances of $666.3 million stemming from the AmTrust acquisition. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at the end of June were repurchase agreements of $4.1 billion, consistent with the balance at December 31, 2010. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to our ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use.

A significant portion of our wholesale borrowings at quarter-end consisted of callable advances and callable repurchase agreements. At June 30, 2011, $11.6 billion of our wholesale borrowings were callable by December 31, 2011. Given the current interest rate environment, we do not expect these borrowings to be called.

At the end of June, the remainder of our borrowed funds consisted of junior subordinated debentures of $426.8 million and other borrowings of $608.5 million, comparable to the respective balances at December 31, 2010. Included in other borrowings at both period-ends were $602.0 million of fixed rate senior notes that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008. Of this amount, $512.0 million are due at December 16, 2011 and $90.0 million are due at June 22, 2012.

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

To manage our interest rate risk in the current second quarter, we continued to pursue certain core components of our business model: (1) We emphasized the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized our cash flows to fund our loan production and the purchase of GSE securities with a weighted average maturity of 9.9 years; (3) We also utilized our cash flows to reduce our balance of wholesale borrowings; and (4) We continued to reduce our cost of interest-bearing deposits.

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

We typically retain the servicing on loans that we sell, in which case we recognize a servicing asset, or MSR. We estimate prepayment rates based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the underlying loans held in the MSR portfolio. Generally, when market interest rates decline, prepayments increase as customers refinance their existing mortgages under more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than estimated, the anticipated cash flows associated with servicing these loans are terminated or reduced, resulting in a reduction in the fair value of the capitalized MSRs. Similarly, when interest rates rise, cash flows from the MSR asset are likely to be greater than anticipated, thereby increasing the fair value of the capitalized MSRs.

To mitigate the prepayment risk inherent in MSRs, we invest in exchange-traded derivative financial instruments which are expected to experience directionally opposite and partially offsetting changes in the capitalized fair value of the MSRs. The fair value of the MSR asset and any related derivatives are recorded at fair value at inception, while subsequent current period changes in the fair value of the MSR and related derivatives are recognized through earnings.

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

At June 30, 2011, our one-year gap was a positive 2.42%, as compared to a positive 1.72% at December 31, 2010. The modest movement in our one-year gap was primarily attributable to the increase in refinancing activity, which resulted in the expected weighted average life of our multi-family loan portfolio declining from 4.1 years to 3.1 years and the expected weighted average life of our CRE loan portfolio declining from 4.0 years to 3.6 years over the six-month period.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2011 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2011 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For loans and mortgage-related securities, prepayment rates were assumed to range up to 22% annually. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 45% for the first five years, 18% for years five through ten, and 37% for the years thereafter. NOW accounts were assumed to decay at 45% for the first five years, 27% for years five through ten, and 28% for the years thereafter. Money market accounts, with the exception of those accounts having specified repricing dates, were assumed to decay at 85% for the first five years and 15% for years five through ten.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan prepayments and deposit withdrawal activity.

Interest Rate Sensitivity Analysis

Based on the information and assumptions in effect at June 30, 2011, the following table sets forth the estimated percentage change in future net interest income for the next twelve months, assuming a gradual increase or decrease in interest rates during such time:

	At June 30, 2011
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$4,451,077	$6,220,929	$10,250,776	$6,491,370	$983,268	$93,549	$28,490,969
Mortgage-related securities(2)(3)	175,411	358,478	912,565	655,904	1,013,526	213,850	3,329,734
Other securities and money market investments(2)	939,282	781,620	850,950	7,207	149,380	40,414	2,768,853

Total interest-earning assets	5,565,770	7,361,027	12,014,291	7,154,481	2,146,174	347,813	34,589,556

INTEREST-BEARING LIABILITES:
NOW and money market accounts	3,652,255	483,121	1,013,402	1,960,723	994,318	533,736	8,637,555
Savings accounts	625,061	135,326	387,608	650,430	705,411	1,461,691	3,965,527
Certificates of deposit	1,386,573	4,007,801	1,562,735	267,244	6,094	—	7,230,447
Borrowed funds	1,052,526	602,338	837,622	2,666,299	7,541,582	316,917	13,017,284

Total interest-bearing liabilities	6,716,415	5,228,586	3,801,367	5,544,696	9,247,405	2,312,344	32,850,813

Interest rate sensitivity gap per period(4)	$(1,150,645)	$2,132,441	$8,212,924	$1,609,785	$(7,101,231)	$(1,964,531)	$1,738,743

Cumulative interest rate sensitivity gap	$(1,150,645)	$981,796	$9,194,720	$10,804,505	$3,703,274	$1,738,743

Cumulative interest rate sensitivity gap as a percentage of total assets	(2.83)%	2.42%	22.65%	26.61%	9.12%	4.28%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	82.87%	108.22%	158.39%	150.75%	112.13%	105.29%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at June 30, 2011, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+200	(11.71)%
+100	(6.08)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2011, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	1.14%
+100 over one year	0.01

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $710.1 million at June 30, 2011, as compared to $1.9 billion at December 31, 2010. The six-month reduction reflects the deployment of cash into GSE securities, particularly in the second quarter of the year. In the first six months of 2011, our loan and securities portfolios also continued to be significant sources of liquidity, with proceeds from the repayment and sale of loans totaling $7.6 billion, and the repayment and sale of securities generating cash flows of $1.9 billion.

Additional liquidity stems from the deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY.

Our primary investing activity is loan production and, in the first six months of 2011, the volume of loans originated exceeded the volume of loan repayments received. During this time, the net cash used in investing activities totaled $1.4 billion. In addition, our financing activities used net cash of $745.5 million and our operating activities provided net cash of $962.5 million.

CDs due to mature in one year or less from June 30, 2011 totaled $5.4 billion, representing 74.6% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the first six months of 2011, the Banks paid dividends totaling $235.0 million to the Parent Company, leaving $366.2 million that they could dividend to the Parent Company without regulatory approval at the end of June. In addition, the Parent Company had $149.8 million in cash and cash equivalents at June 30, 2011, together with $6.0 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such an application would be approved by the regulatory authorities.

Off-Balance-Sheet Arrangements and Contractual Commitments

At June 30, 2011, we had outstanding loan commitments of $2.6 billion and outstanding letters of credit totaling $141.6 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current quarter were comparable to the amounts at December 31, 2010, as disclosed in our 2010 Annual Report on Form 10-K.

In addition, we use various financial instruments, including derivatives, in connection with our strategies to reduce price risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to our mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope, based on the level and volatility of interest rates, the types of assets held, and other changes in market conditions. At June 30, 2011, we held derivative financial instruments with a notional value of $2.8 billion.

Capital Position

Stockholders’ equity totaled $5.6 billion at June 30, 2011, up $33.9 million from the balance recorded at December 31, 2010. The June 30th balance was equivalent to 13.69% of total assets, reflecting a 27-basis point increase from the December 31st measure, while book value per share rose $0.02 to $12.71 over the six-month period.

Tangible stockholders’ equity (defined as stockholders’ equity less the sum of goodwill and core deposit intangible assets) rose $48.4 million during this time, to $3.1 billion and represented 8.03% of tangible assets, a six-month increase of 24 basis points. Excluding AOCL of $50.4 million, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets rose 25 basis points from the December 31st measure to 8.15% at the end of June. (Please see the reconciliations of stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; total assets, tangible assets, and adjusted tangible assets; and the related capital measures provided earlier in this report.)

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at June 30, 2011. On a consolidated basis, our Tier 1 leverage capital equaled $3.5 billion, representing 9.22% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $3.5 billion and $3.7 billion, representing 13.94% and 14.55%, respectively, of risk-weighted assets. At December 31, 2010, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $3.5 billion, $3.5 billion, and $3.7 billion, equivalent to 9.07% of adjusted average assets, 13.69% of risk-weighted assets, and 14.36% of risk-weighted assets, respectively.

In addition, our subsidiary banks had solid levels of capital at the end of the second quarter. At June 30, 2011, both the Community Bank and the Commercial Bank were categorized as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2011 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements:

Regulatory Capital Analysis (the Company)

	At June 30, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,547,966	9.22%	$3,547,966	13.94%	$3,703,048	14.55%
Regulatory capital requirement	1,539,728	4.00	1,018,206	4.00	2,036,412	8.00

Excess	$2,008,238	5.22%	$2,529,760	9.94%	$1,666,636	6.55%

Regulatory Capital Analysis (New York Community Bank)

	At June 30, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,204,064	9.00%	$3,204,064	13.30%	$3,345,674	13.89%
Regulatory capital requirement	1,423,423	4.00	963,345	4.00	1,926,690	8.00

Excess	$1,780,641	5.00%	$2,240,719	9.30%	$1,418,984	5.89%

Regulatory Capital Analysis (New York Commercial Bank)

	At June 30, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$306,327	10.72%	$306,327	16.48%	$320,230	17.22%
Regulatory capital requirement	114,354	4.00	74,365	4.00	148,730	8.00

Excess	$191,973	6.72%	$231,962	12.48%	$171,500	9.22%

Earnings Summary for the Three Months Ended June 30, 2011

We generated earnings of $119.5 million, or $0.27 per diluted share, in the three months ended June 30, 2011, as compared to $123.2 million, or $0.28 per diluted share, in the trailing quarter and $131.4 million, or $0.30 per diluted share, in the second quarter of 2010.

The difference between our earnings in the current and year-earlier second quarters was primarily due to a $13.6 million reduction in non-interest income to $58.9 million, as a $27.7 million decline in mortgage banking income to $11.8 million exceeded the benefit of a $9.8 million gain on business disposition, which was equivalent to $5.9 million, or $0.01 per diluted share, after-tax. Although we also recorded net securities gains of $18.7 million in the current second quarter, the benefit was largely offset by an $18.1 million OTTI loss on certain preferred stock. On an after-tax basis, the net securities gains were equivalent to $11.2 million, or $0.03 per diluted share; the OTTI loss was equivalent to $10.8 million, or $0.03 per diluted share.

Net interest income rose $7.7 million year-over-year, to $301.9 million in the current second quarter as the benefit of an increase in average securities and average loans held for investment was tempered by declines in the balances of both covered and held-for-sale loans. While the average balance of interest-earning assets rose year-over-year, the benefit was also tempered by the replenishment of the loan portfolio at lower average market yields.

In the second quarter of 2011, our earnings were also reduced by a provision for losses on non-covered loans of $15.0 million and a provision for losses on covered loans of $8.7 million. In the year-earlier second quarter, the provision for losses on non-covered loans totaled $22.0 million; however, there was no provision for losses on covered loans during that time.

The comparison of our second quarter 2011 and 2010 earnings also reflects a $13.7 million increase in non-interest expense, to $155.0 million, which was driven by a $5.4 million rise in compensation and benefits expense to $73.2 million and a $9.3 million increase in general and administrative (“G&A”) expense to $52.9 million. Although occupancy and equipment expense and CDI amortization each declined a modest amount from the year-earlier level, these declines were not sufficient to offset the other increases in non-interest expense.

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

Reflecting a significant increase in refinancing activity, prepayment penalty income contributed $25.9 million to net interest income in the current second quarter, as compared to $19.6 million in the trailing quarter and $2.3 million in the second quarter of 2010.

In the second quarter of 2011, we generated net interest income of $301.9 million, signifying a linked-quarter decrease of $1.3 million and a year-over-year increase of $7.7 million.

Year-over-Year Comparison

The year-over-year increase in net interest income was the result of a $14.2 million decline in interest income to $469.0 million and a $21.9 million decrease in interest expense to $167.1 million. The decline in interest income was the net effect of a $105.3 million rise in the average balance of interest-earning assets to $34.5 billion and an 18-basis point decrease in the average yield to 5.44%. The latter decline was driven by a reduction in the average balances of covered loans and one-to-four family loans held for sale, which adversely impacted the average balance and yield on loans and interest-earning assets, and by the replenishment of the multi-family and CRE loan portfolios at lower average market yields.

Reflecting these factors, loans generated interest income of $408.3 million in the current second quarter, down $8.9 million from the level recorded in the year-earlier three months. Although the average balance of loans rose modestly to $28.6 billion, and was accompanied by a $23.6 million increase in prepayment penalty income, the benefit was exceeded by the impact of a 14-basis point decline in the average yield on such assets to 5.70%, as market interest rates declined.

The decline in interest income also was due to a $5.3 million decrease in the interest income produced by securities and money market investments, to $60.7 million, as the benefit of an $18.5 million rise in the average balance of such assets, to $5.9 billion, was exceeded by the impact of a 37-basis point decline in the average yield to 4.15%.

The year-over-year decline in interest expense was due to a $1.8 billion reduction in the average balance of interest-bearing liabilities to $33.1 billion and a 14-basis point reduction in the average cost to 2.03%. The interest expense produced by interest-bearing deposits declined $20.0 million year-over-year to $39.6 million, as the average balance of such funds fell $1.1 billion to $20.1 billion and the average cost dropped 34 basis points to 0.79%. The decline in the interest expense from deposits was due to a $1.8 billion reduction in the average balance of CDs to $7.2 billion and a 28-basis point reduction in the average cost of such funds to 1.38%.

The interest expense produced by borrowed funds declined $1.9 million year-over-year to $127.5 million, as the average balance of such liabilities fell $725.1 million to $13.0 billion, exceeding the impact of a 15-basis point increase in the average cost to 3.93%.

Linked-Quarter Comparison

Interest income declined $1.9 million on a linked-quarter basis, exceeding the benefit of a $607,000 decrease in interest expense. For the most part, these declines were due to the same factors that contributed to the year-over-year reductions in interest income and interest expense, albeit to a lesser degree.

The decline in interest income was the net effect of an $834.5 million increase in the average balance of interest-earning assets and a 16-basis point reduction in the average yield. The interest income generated by loans fell $7.7 million during this time, as the benefit of a $152.1 million rise in the average balance and a $6.2 million increase in prepayment penalty income was exceeded by the impact of a 14-basis point reduction in the average yield. The decline in the interest income generated by loans was tempered by a $5.7 million increase in the interest income generated by securities and money market investments, as the average balance of such assets rose $682.5 million on a linked-quarter basis, softening the impact of a 10-basis point decline in the average yield.

The decline in interest expense was the net effect of a $50.1 million increase in the average balance of interest-bearing liabilities and a three-basis point reduction in the average cost of funds. During the quarter, the interest expense produced by interest-bearing deposits fell $2.7 million, as a $79.8 million rise in the average balance was tempered by a seven-basis point drop in the average cost. CDs accounted for $2.0 billion of the decline in interest expense produced by interest-bearing deposits as the average balance of such funds fell $396.6 million and the average cost fell five basis points. In the meantime, the interest expense produced by borrowed funds rose $2.1 million, the net effect of a $29.6 million decrease in the average balance and a four-basis point increase in the average cost.

Interest Rate Spread and Net Interest Margin

In the second quarter of 2011, our interest rate spread and net interest margin were impacted by the same factors that impacted our net interest income. At 3.41%, our spread was 13 basis points narrower than the trailing-quarter measure and four basis points narrower than the year-earlier spread. At 3.50%, our margin was eight basis points narrower on a linked-quarter basis, but eight basis points wider than the margin we recorded in the second quarter of 2010.

Prepayment penalty income added 30 basis points to our spread and margin in the current second quarter, up seven basis points linked-quarter and 27 basis points year-over-year.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,643,118	$408,292	5.70%	$28,556,327	$417,168	5.84%
Securities and money market investments(2)(3)	5,859,082	60,716	4.15	5,840,583	66,019	4.52

Total interest-earning assets	34,502,200	469,008	5.44	34,396,910	483,187	5.62
Non-interest-earning assets	6,351,588			8,043,269

Total assets	$40,853,788			$42,440,179

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,794,496	$10,398	0.47%	$8,225,442	$16,413	0.80%
Savings accounts	4,022,838	4,206	0.42	3,918,920	5,800	0.59
Certificates of deposit	7,245,588	24,952	1.38	8,995,990	37,327	1.66

Total interest-bearing deposits	20,062,922	39,556	0.79	21,140,352	59,540	1.13
Borrowed funds	13,018,339	127,508	3.93	13,743,459	129,446	3.78

Total interest-bearing liabilities	33,081,261	167,064	2.03	34,883,811	188,986	2.17
Non-interest-bearing deposits	1,988,889			1,783,907
Other liabilities	325,621			436,113

Total liabilities	35,395,771			37,103,831
Stockholders’ equity	5,458,017			5,336,348

Total liabilities and stockholders’ equity	$40,853,788			$42,440,179

Net interest income/interest rate spread		$301,944	3.41%		$294,201	3.45%

Net interest margin			3.50%			3.42%

Ratio of interest-earning assets to interest-bearing liabilities			1.04x			0.99X

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	June 30, 2011			March 31, 2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,643,118	$408,292	5.70%	$28,491,025	$415,942	5.84%
Securities and money market investments(2)(3)	5,859,082	60,716	4.15	5,176,631	54,981	4.25

Total interest-earning assets	34,502,200	469,008	5.44	33,667,656	470,923	5.60
Non-interest-earning assets	6,351,588			7,045,388

Total assets	$40,853,788			$40,713,044

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,794,496	$10,398	0.47%	$8,430,376	$11,154	0.54%
Savings accounts	4,022,838	4,206	0.42	3,910,617	4,127	0.43
Certificates of deposit	7,245,588	24,952	1.38	7,642,160	26,974	1.43

Total interest-bearing deposits	20,062,922	39,556	0.79	19,983,153	42,255	0.86
Borrowed funds	13,018,339	127,508	3.93	13,047,968	125,416	3.89

Total interest-bearing liabilities	33,081,261	167,064	2.03	33,031,121	167,671	2.06
Non-interest-bearing deposits	1,988,889			1,811,249
Other liabilities	325,621			358,704

Total liabilities	35,395,771			35,201,074
Stockholders’ equity	5,458,017			5,511,970

Total liabilities and stockholders’ equity	$40,853,788			$40,713,044

Net interest income/interest rate spread		$301,944	3.41%		$303,252	3.54%

Net interest margin			3.50%			3.58%

Ratio of interest-earning assets to interest-bearing liabilities			1.04x			1.02X

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for Loan Losses

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

The provision for losses on non-covered loans was $15.0 million in the current second quarter, down from $26.0 million in the first quarter of 2011 and $22.0 million in the second quarter of 2010. Reflecting the current second quarter provision and net charge-offs of $26.8 million, the allowance for losses on non-covered loans equaled $134.5 million at June 30, 2011, representing 26.73% of non-covered non-performing loans at that date. At March 31st and December 31st, the respective loan loss allowances were $146.3 million and $158.9 million, representing 23.72% and 25.45%, respectively, of non-performing non-covered loans and 0.61% and 0.67%, respectively, of total non-covered loans.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for losses on covered loans, together with the discussion of asset quality that appears in the balance sheet summary.

In the second quarter of 2011, we also recorded a provision of $8.7 million for losses on covered loans. This provision was largely due to credit deterioration in the C&I loan portfolio acquired in the Desert Hills transaction, and in the portfolios of HELOCS acquired in the acquisitions of both Desert Hills and AmTrust. The provision for covered loans was largely offset by FDIC indemnification income of $7.6 million that was recorded in non-interest income for the three months ended June 30, 2011.

Non-Interest Income

Non-interest income totaled $58.9 million in the current second quarter, comparable to the trailing-quarter level, but down $13.6 million from the level recorded in the second quarter of 2010. Our four ongoing sources of non-interest income (i.e., mortgage banking income, fee income, income from bank-owned life insurance, or BOLI, and other income) together generated non-interest income of $40.8 million in the current second quarter, down from $48.6 million in the trailing quarter and $70.1 million in the second quarter of 2010.

The linked-quarter and year-over-year reductions were primarily due to declines in mortgage banking income, as higher average market interest rates, economic uncertainty, and continued weakness in the U.S. housing market put a significant damper on refinancing activity and new home purchases. Reflecting these factors, mortgage banking income declined $8.2 million and $27.7 million, respectively, to $11.8 million, from the levels recorded in the trailing and year-earlier three months.

The linked-quarter reduction in mortgage banking income reflects a $6.4 million decline in income from originations to $9.3 million and a $1.7 million decline in servicing income to $2.5 million. The year-over-year reduction reflects a $14.8 million decrease in income from originations and a $12.9 million decrease in income from servicing. The higher level of servicing income in the year-earlier quarter included income generated through a servicing agreement with the FDIC that expired in the fourth quarter of 2010.

Also included in second quarter 2011 non-interest income were net securities gains of $18.7 million, a $9.8 million gain on business disposition, and FDIC indemnification income of $7.6 million, which exceeded the impact of an $18.1 million loss on the OTTI of certain preferred stock. In the trailing and year-earlier quarters, the Company’s non-interest income included net securities gains of $10.0 million and a $2.9 million gain on business acquisition, respectively. No OTTI losses were recorded in the three months ended March 31, 2011; OTTI losses of $422,000 were recorded in the three months ended June 30, 2010.

The following table summarizes the components of non-interest income for the three months ended June 30, 2011, March 31, 2011, and June 30, 2010:

	For the Three Months Ended
(in thousands)	June 30, 2011	March 31, 2011	June 30, 2010

Fee income	$12,143	$11,899	$14,088
BOLI income	7,564	6,889	6,775
Net gain on sale of securities	18,743	9,992	—
Gain on business disposition	9,823	—	—
Loss on OTTI of securities	(18,124)	—	(422)
FDIC indemnification income	7,624	—	—
Mortgage banking income	11,774	19,938	39,499
Gain on business acquisition	—	—	2,883
Other income:
Peter B. Cannell & Company, Inc.	3,635	3,630	2,921
Third-party investment product sales	3,273	3,171	3,028
Other	2,433	3,091	3,744

Total other income	9,341	9,892	9,693

Total non-interest income	$58,888	$58,610	$72,516

Non-Interest Expense

Non-interest expense consists of operating expenses (comprised of compensation and benefits, occupancy and equipment, and G&A expenses); and the amortization of CDI.

Non-interest expense totaled $155.0 million in the three months ended June 30, 2011, reflecting a linked-quarter increase of $8.3 million and a year-over-year increase of $13.7 million. Operating expenses accounted for $147.9 million of non-interest expense in the current second quarter, and were up $8.6 million and $14.4 million, respectively, from the prior-period amounts. These increases were somewhat tempered by modest declines in the amortization of CDI to $7.1 million.

The linked-quarter increase in operating expenses was largely due to a $7.6 million rise in G&A expense to $52.9 million, primarily reflecting an increase in FDIC deposit insurance premiums. Effective April 1, 2011, the formula utilized to calculate the premiums paid by FDIC-insured banks and thrifts to the Bank Insurance Fund was modified in accordance with FDIC requirements. Reflecting this change, our FDIC insurance premiums rose $4.1 million over the course of the quarter to $16.0 million in the three months ended June 30, 2011. Compensation and benefits expense rose $1.2 million during this time, to $73.2 million, while occupancy and equipment expense declined a nominal amount to $21.8 million.

The year-over-year increase in operating expenses stemmed from a $9.3 million rise in G&A expense, together with a $5.4 million rise in compensation and benefits expense. The year-over-year increase in G&A expense was primarily due to the rise in FDIC deposit insurance premiums and expenses stemming from the management and disposition of OREO. The year-over-year increase in compensation and benefits expense reflects normal salary increases and the distribution of incentive stock award grants.

Income Tax Expense

Income tax expense consists of federal, state, and local taxes. Income tax expense declined $3.4 million linked-quarter and $9.3 million year-over-year, to $62.6 million, in the three months ended June 30, 2011, as pre-tax income fell $7.1 million and $21.3 million, respectively, over the corresponding periods to $182.1 million. The effective tax rate was 34.4% in the current second quarter, as compared to 34.9% and 35.4%, respectively, in the trailing and year-earlier three months.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Six Months Ended June 30, 2011

In the six months ended June 30, 2011, we generated earnings of $242.6 million, or $0.55 per diluted share, as compared to $255.6 million, or $0.59 per diluted share, in the first six months of 2010. Although net interest income rose $16.4 million year-over-year, to $605.2 million, the increase was exceeded by the combination of a $10.1 million decline in non-interest income to $117.5 million and a $23.6 million increase in non-interest expense to $301.7 million. In addition, while the provision for losses on non-covered loans declined $1.0 million year-over-year, to $41.0 million, we also recorded an $8.7 million provision for losses on covered loans in the first six months of this year.

The decline in earnings in the current six months was largely due to a $35.3 million reduction in mortgage banking income, reflecting the same factors that impacted the year-over-year and linked-quarter declines in the second quarter of this year. Although earnings were also reduced by the $10.8 million, or $0.03 per diluted share, after-tax OTTI loss recorded in the current second quarter, the impact was largely offset by a $17.1 million, or $0.04 per diluted share, after-tax net gain on the sale of securities in the first six months of 2011, together with the $5.9 million, or $0.01 per diluted share, after-tax gain on business disposition that was recorded in the second quarter of this year.

Net Interest Income

Net interest income rose $16.4 million year-over-year to $605.2 million in the six months ended June 30, 2011. Although interest income fell $25.6 million during this time, to $939.9 million, the impact was exceeded by the benefit of a $42.0 million reduction in interest expense to $334.7 million.

Interest Income

The 2.7% decline in interest income was attributable to a $278.5 million reduction in the average balance of interest-earning assets to $34.1 billion, and a ten-basis point reduction in the average yield to 5.52%, as an increase in the average balance of loans was exceeded by a decline in the average balance of securities and money market investments, and the average yields on both types of assets declined.

In the first six months of 2011, the interest income produced by loans fell $6.6 million, to $824.2 million, as the benefit of a $143.7 million increase in the average balance to $28.6 billion was exceeded by the impact of an eight-basis point drop in the average yield, to 5.77%. While prepayment penalty income added 32 basis points to the interest income produced by loans in the current six-month period (a 29-basis point increase from the year-earlier level), the benefit was exceeded by the impact of a decline in the average balances of covered loans and one-to-four family loans held for sale from the year-earlier levels, and the replenishment of the held-for-investment loan portfolio at lower average market yields.

In addition, the interest income produced by securities and money market investments fell $19.0 million year-over-year, to $115.7 million, as the average balance of such assets fell $422.3 million to $5.5 billion and the average yield fell 34 basis points, to 4.19%, reflecting the general decline in average market interest rates.

Interest Expense

The 11.2% reduction in interest expense in the first six months of 2011 was the result of a $1.9 billion decline in the average balance of interest-bearing liabilities to $33.1 billion and a 13-basis point decline in the average cost of funds to 2.04%. The reduction in the average balance was driven by declines in the average balances of both borrowed funds and interest-bearing deposits; the decline in the average cost of funds was the net effect of a drop in the average cost of interest-bearing deposits and a modest increase in the average cost of borrowed funds.

The interest expense generated by borrowed funds fell $4.6 million, to $252.9 million, as the benefit of a $792.7 million decline in the average balance to $13.0 billion was tempered by the impact of a 16-basis point rise in the average cost to 3.91%. The interest expense generated by interest-bearing deposits fell $37.5 million year-over-year, to $81.8 million, as the average balance of such funds fell $1.1 billion to $20.0 billion, accompanied by a 32-basis point decline in the average cost, to 0.82%. CDs accounted for $51.9 million of the interest expense produced by interest-bearing deposits, down $23.0 million year-over-year. The latter decline was the result of a $1.5 billion decrease in the average balance to $7.4 billion, and a 54-basis point reduction in the average cost to 1.14%.

To a large extent, the declines in the average balance and cost of CDs reflects our long-held practice of allowing higher-cost deposits to run off rather than retain them when doing so would require paying a more competitive, (i.e., higher) interest rate.

Although the interest expense produced by NOW and money market accounts, and savings accounts, also declined from the year-earlier six-month levels, these reductions were entirely due to declines in the average cost of such funds. The average balance of NOW and money market accounts rose $319.1 million year-over-year, to $8.6 billion, yet the average cost of such funds fell 30 basis points to 0.50%. Similarly, the average balance of savings accounts rose $97.1 million year-over-year, to $4.0 billion, yet the average cost of such funds fell 18 basis points, to 0.42%.

Net Interest Income and Interest Rate Spread

Reflecting the same factors that influenced our net interest income, our spread rose three basis points year-over-year, to 3.48% in the first six months of 2011 and our margin rose 13 basis points to 3.54%. Prepayment penalty income added 27 basis points to both our spread and margin in the first half of 2011 and two basis points to both our spread and margin in the first half of 2010.

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

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,567,491	$824,234	5.77%	$28,423,753	$830,843	5.85%
Securities and money market investments(2)(3)	5,519,741	115,697	4.19	5,942,000	134,722	4.53

Total interest-earning assets	34,087,232	939,931	5.52	34,365,753	965,565	5.62
Non-interest-earning assets	6,696,572			8,110,667

Total assets	$40,783,804			$42,476,420

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,613,442	$21,552	0.50%	$8,294,307	$32,844	0.80%
Savings accounts	3,967,038	8,333	0.42	3,869,949	11,545	0.60
Certificates of deposit	7,442,778	51,926	1.14	8,986,810	74,880	1.68

Total interest-bearing deposits	20,023,258	81,811	0.82	21,151,066	119,269	1.14
Borrowed funds	13,033,071	252,924	3.91	13,825,801	257,511	3.75

Total interest-bearing liabilities	33,056,329	334,735	2.04	34,976,867	376,780	2.17
Non-interest-bearing deposits	1,900,559			1,740,284
Other liabilities	342,071			409,053

Total liabilities	35,298,959			37,126,204
Stockholders’ equity	5,484,845			5,350,216

Total liabilities and stockholders’ equity	$40,783,804			$42,476,420

Net interest income/interest rate spread		$605,196	3.48%		$588,785	3.45%

Net interest margin			3.54%			3.41%

Ratio of interest-earning assets to interest-bearing liabilities			1.03x			0.98x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for Loan Losses

In the first six months of 2011, we recorded a provision for losses on non-covered loans of $41.0 million, as compared to $42.0 million in the first six months of 2010. Reflecting the current six-month provision and current six-month net charge-offs of $65.5 million, the allowance for losses on non-covered loans totaled $134.5 million at June 30, 2011, representing 26.73% of total non-performing non-covered loans and 0.55% of total non-covered loans.

We also recorded an $8.7 million provision for losses on covered loans in the current six month period; no comparable provision was recorded in the first six months of 2010. The provision was largely due to credit deterioration in the C&I loan portfolio acquired in the Desert Hills transaction, and in the portfolios of HELOCs acquired in the acquisitions of both Desert Hills and AmTrust.

Non-Interest Income

Non-interest income totaled $117.5 million in the first half of 2011, down $10.1 million from the total in the first half of 2010. Of the current six-month amount, $89.4 million stemmed from our four ongoing sources: mortgage banking income, fee income, BOLI income, and other income. Of the total non-interest income recorded in the year-earlier six-month period, these four ongoing sources accounted for $125.5 million.

As previously indicated, the year-over-year decline in non-interest income was largely due to a $35.3 million reduction in mortgage banking income, reflecting the same factors that impacted the year-over-year and linked-quarter declines in the second quarter of this year: a rise in average mortgage interest rates coupled with a decline in consumer confidence and continued weakness in the U.S. housing market, which discouraged existing home owners from refinancing and first-time buyers from purchasing homes. Income from originations totaled $25.1 million and $40.7 million, respectively, in the current and year-earlier six-month periods, while servicing income totaled $6.6 million and $26.3 million, respectively, during the corresponding periods. In the first six months of 2010, we were servicing loans acquired by the FDIC in the AmTrust transaction; our contract with the FDIC expired in the fourth quarter of 2010.

Although non-interest income for the first six months of this year was also reduced by the $18.1 million OTTI loss recorded in the current second quarter, the impact was largely offset by a $28.7 million net gain on the sale of securities in the first six months of 2011, together with the $9.8 million gain on business disposition, and FDIC indemnification income of $7.6 million, also recorded in the second quarter of this year.

The following table summarizes the sources and amounts of non-interest income in the six months ended June 30, 2011 and 2010:

Non-Interest Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2011	2010
Fee income	$24,042	$28,053
BOLI	14,453	14,176
Net gain (loss) on sale of securities	28,735	(8)
Gain on business disposition	9,823	—
Loss on OTTI of securities	(18,124)	(1,145)
FDIC indemnification income	7,624	—
Mortgage banking income	31,712	67,032
Gain on business acquisition	—	2,883
Gain on debt repurchase	—	293
Other income:
Peter B. Cannell & Co., Inc.	7,264	6,101
Third-party investment product sales	6,444	4,886
Other	5,525	5,289

Total other income	19,233	16,276

Total non-interest income	$117,498	$127,560

Non-Interest Expense

Non-interest expense totaled $301.7 million in the current six-month period, representing a $23.6 million increase from the level recorded in the first six months of 2010. The increase was attributable to a $24.9 million rise in operating expenses to $287.2 million, which was only modestly tempered by a $1.2 million reduction in CDI amortization to $14.5 million.

The year-over-year rise in operating expenses was driven by a $10.6 million increase in compensation and benefits expense to $145.3 million and a $14.4 million increase in G&A expense to $98.2 million. During this time, occupancy and equipment expense fell a nominal amount, to $43.7 million, reflecting the consolidation of three branches subsequent to June 30, 2010.

The increase in compensation and benefits expense largely reflects normal salary increases and the distribution of stock award grants under our shareholder-approved Stock Incentive Plan. The increase in G&A expense was primarily due to the year-over-year increase in FDIC deposit insurance premiums as well as expenses incurred in connection with the management and disposition of OREO.

Income Tax Expense

Income tax expense declined to $128.6 million in the current six month period from $140.7 million in the first six months of 2010. The reduction was attributable to a $25.0 million decline in pre-tax income to $371.2 million, together with a decline in the effective tax rate to 34.6% from 35.5%.

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

There is one additional risk factor described below in addition to the factors disclosed in Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured, or guaranteed by certain related institutions, agencies, and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by such instruments, in addition to affecting the pricing of that funding when it is available. We cannot predict if, when, or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company’s 2010 Annual Report on Form 10-K.

The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended June 30, 2011, the Company allocated $296,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: April 1, 2011 through April 30, 2011	7,561	$17.03	7,561	852,034
Month #2: May 1, 2011 through May 31, 2011	—	—	—	852,034
Month #3: June 1, 2011 through June 30, 2011	10,788	15.49	10,788	841,246

Total	18,349	$16.13	18,349

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 841,246 shares were still available for repurchase at June 30, 2011. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101*:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc. (Registrant)

DATE: August 9, 2011	BY:	/S/ JOSEPH R. FICALORA
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 9, 2011	BY:	/S/ THOMAS R. CANGEMI
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer