Form 10-Q
period 2011-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2011-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer X   Accelerated Filer        Non-accelerated Filer       Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X

437,405,079
Number of shares of common stock outstanding at November 3, 2011

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2011

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2011 (unaudited)	December 31, 2010
Assets:
Cash and cash equivalents	$1,596,680	$1,927,542
Securities:
Available-for-sale ($369,846 and $500,811 pledged, respectively)	499,065	652,956
Held to maturity ($4,412,426 and $3,881,139 pledged, respectively) (fair value of $4,794,373 and $4,157,322, respectively)	4,648,551	4,135,935

Total securities	5,147,616	4,788,891

Non-covered loans held for sale	1,005,266	1,207,077
Non-covered loans held for investment, net of deferred loan fees and costs	25,131,934	23,707,494
Less: Allowance for losses on non-covered loans	(139,379)	(158,942)

Non-covered loans held for investment, net	24,992,555	23,548,552
Covered loans	3,873,294	4,297,869
Less: Allowance for losses on covered loans	(20,611)	(11,903)

Covered loans, net	3,852,683	4,285,966

Total loans, net	29,850,504	29,041,595
Federal Home Loan Bank stock, at cost	442,590	446,014
Premises and equipment, net	245,497	233,694
FDIC loss share receivable	728,355	814,088
Goodwill	2,436,131	2,436,159
Core deposit intangibles, net	57,116	77,734
Mortgage servicing rights	95,755	107,378
Bank-owned life insurance	762,312	742,481
Other real estate owned (includes $84,113 and $62,412, respectively, covered by loss sharing agreements)	186,768	90,478
Other assets	419,704	484,635

Total assets	$41,969,028	$41,190,689

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$8,588,686	$8,235,825
Savings accounts	3,898,283	3,885,785
Certificates of deposit	7,528,701	7,835,161
Non-interest-bearing accounts	2,736,977	1,852,280

Total deposits	22,752,647	21,809,051
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	8,254,630	8,375,659
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	12,379,630	12,500,659
Junior subordinated debentures	426,890	426,992
Other borrowings	608,557	608,465

Total borrowed funds	13,415,077	13,536,116
Other liabilities	227,733	319,302

Total liabilities	36,395,457	35,664,469

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 437,426,665 and 435,646,845 shares issued, and 437,421,005 and 435,646,845 shares outstanding, respectively)	4,374	4,356
Paid-in capital in excess of par	5,304,469	5,285,715
Retained earnings	316,572	281,844
Treasury stock, at cost (5,660 shares)	(69)	--
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax	(2,324)	12,600
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(13,953)	(20,572)
Net unrealized loss on pension and post-retirement obligations, net of tax	(35,498)	(37,723)

Total accumulated other comprehensive loss, net of tax	(51,775)	(45,695)

Total stockholders’ equity	5,573,571	5,526,220

Total liabilities and stockholders’ equity	$41,969,028	$41,190,689

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income:
Mortgage and other loans	$400,114	$410,178	$1,224,348	$1,241,021
Securities and money market investments	61,777	57,252	177,474	191,974

Total interest income	461,891	467,430	1,401,822	1,432,995

Interest Expense:
NOW and money market accounts	9,095	12,542	30,647	45,386
Savings accounts	3,696	4,824	12,029	16,369
Certificates of deposit	25,173	33,847	77,099	108,727
Borrowed funds	128,960	130,029	381,884	387,540

Total interest expense	166,924	181,242	501,659	558,022

Net interest income	294,967	286,188	900,163	874,973
Provision for losses on non-covered loans	18,000	32,000	59,000	74,000
Provision for losses on covered loans	--	--	8,708	--

Net interest income after provisions for loan losses	276,967	254,188	832,455	800,973

Non-Interest Income:
Total loss on OTTI of securities	--	(12,790)	(18,124)	(26,456)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	--	11,964	--	24,485

Net loss on OTTI recognized in earnings	--	(826)	(18,124)	(1,971)
Fee income	11,544	13,403	35,586	41,456
Bank-owned life insurance	6,890	6,792	21,343	20,968
Mortgage banking income	24,274	76,465	55,986	143,497
Net gain (loss) on sales of securities	6,734	--	35,469	(8)
Gain on business disposition	--	--	9,823	--
FDIC indemnification income	--	--	7,624	--
Gain on business acquisition	--	--	--	2,883
Gain on debt repurchase	--	2,441	--	2,734
Other	8,627	8,828	27,860	25,104

Total non-interest income	58,069	107,103	175,567	234,663

Non-Interest Expense:
Operating expenses:
Compensation and benefits	76,898	72,874	222,184	207,571
Occupancy and equipment	21,711	22,019	65,421	65,799
General and administrative	47,918	48,378	146,139	132,244

Total operating expenses	146,527	143,271	433,744	405,614
Amortization of core deposit intangibles	6,089	7,818	20,618	23,593

Total non-interest expense	152,616	151,089	454,362	429,207

Income before income taxes	182,420	210,202	553,660	606,429
Income tax expense	62,670	74,593	191,275	215,244

Net income	$119,750	$135,609	$362,385	$391,185

Other comprehensive income, net of tax:
Change in net unrealized (loss) gain on securities and non-credit portion of OTTI for the period	(2,114)	16,413	(8,305)	11,842
Change in pension and post-retirement obligations	741	781	2,225	2,450

Total comprehensive income, net of tax	$118,377	$152,803	$356,305	$405,477

Basic earnings per share	$0.27	$0.31	$0.82	$0.90

Diluted earnings per share	$0.27	$0.31	$0.82	$0.90

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Nine Months Ended September 30, 2011
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 4,356
Shares issued for exercise of stock options (168,001 shares)	2
Shares issued for restricted stock awards (1,611,819 shares)	16

Balance at end of period	4,374

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,285,715
Shares issued for restricted stock awards, net of forfeitures	(216)
Compensation expense related to restricted stock awards	12,096
Stock options	4,356
Tax effect of stock plans	2,518

Balance at end of period	5,304,469

Retained Earnings:
Balance at beginning of year	281,844
Net income	362,385
Dividends paid on common stock ($0.75 per share)	(327,657)

Balance at end of period	316,572

Treasury Stock:
Balance at beginning of year	--
Purchase of common stock (153,503 shares)	(2,769)
Exercise of stock options (135,162 shares)	2,500
Shares issued for restricted stock awards (12,681 shares)	200

Balance at end of period	(69)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(45,695)
Other comprehensive loss, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $3,502	(5,167)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $4,842	7,229
Change in pension and post-retirement obligations, net of tax of $1,509	2,225
Reclassification adjustment for net gain on sale of securities and loss on OTTI of securities, net of tax of $6,978	(10,367)

Total other comprehensive loss, net of tax	(6,080)

Balance at end of period	(51,775)

Total stockholders’ equity	$5,573,571

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$362,385	$391,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	67,708	74,000
Depreciation and amortization	17,642	14,682
(Accretion) amortization of discounts and premiums, net	(987)	3,218
Amortization of core deposit intangibles	20,618	23,593
Net (gain) loss on sale of securities	(35,469)	8
Net gain on sale of loans	(56,131)	(99,582)
Gain on business disposition	(9,823)	--
Gain on business acquisition	--	(2,883)
Stock plan-related compensation	12,096	11,884
Loss on OTTI of securities recognized in earnings	18,124	1,971
Changes in assets and liabilities:
Decrease in deferred tax asset, net	51,799	5,649
(Increase) decrease in other assets	(2,985)	33,522
(Decrease) increase in other liabilities	(82,526)	80,567
Origination of loans held for sale	(4,426,713)	(7,021,169)
Proceeds from sale of loans originated for sale	4,705,787	6,082,211

Net cash provided by (used in) operating activities	641,525	(401,144)

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	1,821,919	3,514,161
Proceeds from repayment of securities available for sale	158,479	813,896
Proceeds from sale of securities held to maturity	284,406	--
Proceeds from sale of securities available for sale	740,738	660
Purchase of securities held to maturity	(2,609,676)	(3,292,660)
Purchase of securities available for sale	(748,721)	--
Net redemption of Federal Home Loan Bank stock	3,424	53,144
Net (increase) decrease in loans	(1,191,660)	135,168
Purchase of premises and equipment, net	(29,491)	(9,334)
Net cash acquired in business transactions	100,027	140,895

Net cash (used in) provided by investing activities	(1,470,555)	1,355,930

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	943,596	(479,662)
Net increase in short-term borrowed funds	--	300,000
Net decrease in long-term borrowed funds	(121,039)	(914,012)
Tax effect of stock plans	2,518	1,533
Cash dividends paid on common stock	(327,657)	(325,612)
Treasury stock purchases	(2,769)	(2,868)
Net cash received from stock option exercises	3,519	4,200
Proceeds from issuance of common stock, net	--	28,935

Net cash provided by (used in) financing activities	498,168	(1,387,486)

Net decrease in cash and cash equivalents	(330,862)	(432,700)
Cash and cash equivalents at beginning of period	1,927,542	2,670,857

Cash and cash equivalents at end of period	$1,596,680	$2,238,157

Supplemental information:
Cash paid for interest	$513,189	$603,369
Cash paid for income taxes	106,480	233,878
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$197,114	$51,542

Note:	Excluding the core deposit intangible and FDIC loss share receivable, the fair values of non-cash assets acquired, and of liabilities assumed, in the acquisition of Desert Hills Bank on March 26, 2010 were $230.5 million and $442.5 million, respectively.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
Net income	$119,750	$135,609	$362,385	$391,185
Less: Dividends paid on and earnings allocated to participating securities	(914)	(776)	(2,732)	(2,239)

Earnings applicable to common stock	$118,836	$134,833	$359,653	$388,946

Weighted average common shares outstanding	436,243,926	434,375,863	435,980,390	433,519,634

Basic earnings per common share	$0.27	$0.31	$0.82	$0.90

Earnings applicable to common stock	$118,836	$134,833	$359,653	$388,946

Weighted average common shares outstanding	436,243,926	434,375,863	435,980,390	433,519,634
Potential dilutive common shares(1)	33,640	468,009	371,359	370,032

Total shares for diluted earnings per share computation	436,277,566	434,843,872	436,351,749	433,889,666

Diluted earnings per common share and common share equivalents	$0.27	$0.31	$0.82	$0.90

(1)	Options to purchase 8,918,493 and 3,122,124 shares, respectively, of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2011, at respective weighted average exercise prices of $15.64 and $17.32, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 2,818,863 and 2,824,373 shares, respectively, of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2010, at a weighted average exercise price of $19.18, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Securities

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2011:

	September 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$84,820	$3,880	$1	$88,699
GSE CMOs(2)	15,929	845	--	16,774
Private label CMOs	26,988	--	1,063	25,925

Total mortgage-related securities	$127,737	$4,725	$1,064	$131,398

Other Securities:
GSE debentures	$295,754	$2,042	$82	$297,714
State, county, and municipal	1,310	64	--	1,374
Capital trust notes	36,754	141	6,270	30,625
Preferred stock	--	285	--	285
Common stock	42,154	1,683	6,168	37,669

Total other securities	$375,972	$4,215	$12,520	$367,667

Total securities available for sale(3)	$503,709	$8,940	$13,584	$499,065

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	The non-credit portion of OTTI was $570,000 (before taxes).

As of September 30, 2011, the fair value of marketable equity securities included common stock of $37.7 million and Freddie Mac preferred stock of $285,000. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible. The Freddie Mac preferred stock was recognized by the Company as other-than-temporarily impaired in the fourth quarter of 2008.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2010:

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$203,480	$8,067	$32	$211,515
GSE CMOs	213,839	8,464	--	222,303
Private label CMOs	51,657	110	405	51,362

Total mortgage-related securities	$468,976	$16,641	$437	$485,180

Other Securities:
U.S. Treasury obligations	$57,859	$694	$--	$58,553
GSE debentures	620	--	--	620
Corporate bonds	4,814	--	564	4,250
State, county, and municipal	1,304	41	11	1,334
Capital trust notes	38,843	8,550	5,389	42,004
Preferred stock	30,574	2,129	11,964	20,739
Common stock	42,044	3,786	5,554	40,276

Total other securities	$176,058	$15,200	$23,482	$167,776

Total securities available for sale(1)	$645,034	$31,841	$23,919	$652,956

(1)	The non-credit portion of OTTI was $12.5 million (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$670,899	$670,899	$41,498	$--	$712,397
GSE CMOs	2,460,494	2,460,494	99,459	--	2,559,953
Other mortgage-related securities	3,953	3,953	--	--	3,953

Total mortgage-related securities	$3,135,346	$3,135,346	$140,957	$--	$3,276,303

Other Securities:
GSE debentures	$1,298,132	$1,298,132	$16,674	$--	$1,314,806
Corporate bonds	83,516	83,516	6,757	49	90,224
Capital trust notes	153,331	131,557	7,096	25,613	113,040

Total other securities	$1,534,979	$1,513,205	$30,527	$25,662	$1,518,070

Total securities held to maturity(1)	$4,670,325	$4,648,551	$171,484	$25,662	$4,794,373

(1)       Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in accumulated other comprehensive loss, net of tax (“AOCL”). The non-credit portion of OTTI was $21.8 million (before taxes).

	December 31, 2010
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$208,993	$208,993	$12,206	$1,094	$220,105
GSE CMOs	2,763,545	2,763,545	47,352	28,345	2,782,552
Other mortgage-related securities	6,777	6,777	--	--	6,777

Total mortgage-related securities	$2,979,315	$2,979,315	$59,558	$29,439	$3,009,434

Other Securities:
GSE debentures	$924,663	$924,663	$4,524	$10,592	$918,595
Corporate bonds	86,483	86,483	8,647	13	95,117
Capital trust notes	167,355	145,474	11,410	22,708	134,176

Total other securities	$1,178,501	$1,156,620	$24,581	$33,313	$1,147,888

Total securities held to maturity(1)	$4,157,816	$4,135,935	$84,139	$62,752	$4,157,322

(1)	The non-credit portion of OTTI was $21.9 million (before taxes).

The Company had $442.6 million and $446.0 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at September 30, 2011 and December 31, 2010, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
Gross proceeds	$740,738	$660
Gross realized gains	26,977	--
Gross realized losses	11	8

In addition, during the nine months ended September 30, 2011, the Company sold held-to-maturity securities with gross proceeds totaling $284.4 million and gross realized gains of $8.5 million. These sales occurred because the Company had either collected a substantial portion (at least 85%) of the initial principal balance or because there was evidence of significant deterioration in the issuer’s creditworthiness.

Included in the capital trust note portfolio at September 30, 2011 were three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of September 30, 2011:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$ 553	$629
Fair value	13,368	266	688
Unrealized gain (loss)	(1,596)	(287)	59
Lowest credit rating assigned to security	CCC-	C	C
Number of banks/insurance companies currently performing	24	60	24
Actual deferrals and defaults as a percentage of original collateral	11%	32%	36%
Expected deferrals and defaults as a percentage of remaining performing collateral	25	25	19
Expected recoveries as a percentage of remaining performing collateral	--	--	2
Excess subordination as a percentage of remaining performing collateral	11	--	--

As of September 30, 2011, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 11%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

The following table presents a roll-forward, from December 31, 2010 through September 30, 2011, of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2011. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Nine Months Ended September 30, 2011
Beginning credit loss amount as of December 31, 2010	$201,854
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	6,160
Amount previously recognized in AOCL	11,964
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of September 30, 2011	$219,978

OTTI losses on securities (consisting entirely of preferred stock) totaled $18.1 million in the nine months ended September 30, 2011. As this entire amount was related to credit, it was recognized in earnings. OTTI was determined based on the Company’s expectation that it would no longer receive any cash flows from the impaired security.

The following table summarizes the carrying amount and estimated fair value of held-to-maturity debt securities, and the amortized cost and estimated fair value of available-for-sale debt securities, at September 30, 2011 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at September 30, 2011
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$8,750	7.79%	$8,761
Due from one to five years	--	--	--	--	--	--	23,986	5.80	24,798
Due from five to ten years	868,209	3.76	1,298,132	3.92	--	--	20,023	5.98	2,256,407
Due after ten years	2,267,137	3.74	--	--	--	--	162,314	7.17	2,504,407

Total debt securities held to maturity	$3,135,346	3.75%	$1,298,132	3.92%	$--	--%	$215,073	6.94%	$4,794,373

Available-for-Sale Securities:(3)
Due within one year	$--	--%	$--	--%	$125	5.39%	$--	--%	$126
Due from one to five years	2,531	6.91	--	--	489	6.01	--	--	3,084
Due from five to ten years	64,734	4.11	295,160	3.77	696	6.52	--	--	365,628
Due after ten years	60,472	4.74	594	2.75	--	--	36,754	4.62	92,273

Total debt securities available for sale	$127,737	4.46%	$295,754	3.76%	$1,310	6.23%	$36,754	4.62%	$461,111

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $629,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The Company had no commitments to purchase securities at September 30, 2011.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2011:

At September 30, 2011	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity
Debt Securities:
GSE debentures	$--	$--	$--	$--	$--	$--
GSE certificates	--	--	--	--	--	--
GSE CMOs	--	--	--	--	--	--
Corporate bonds	4,951	49	--	--	4,951	49
Capital trust notes	920	93	62,867	25,520	63,787	25,613

Total temporarily impaired held-to-maturity debt securities	$5,871	$142	$62,867	$25,520	$68,738	$25,662

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$--	$--	$14	$1	$14	$1
Private label CMOs	25,925	1,063	--	--	25,925	1,063
GSE debentures	16,918	82	--	--	16,918	82
State, county, and municipal	--	--	--	--	--	--
Capital trust notes	13,633	1,883	9,751	4,387	23,384	6,270

Total temporarily impaired available-for-sale debt securities	$56,476	$3,028	$9,765	$4,388	$66,241	$7,416
Equity securities	40	--	23,998	6,168	24,038	6,168

Total temporarily impaired available-for-sale securities	$56,516	$3,028	$33,763	$10,556	$90,279	$13,584

The twelve months or longer unrealized losses of $6.2 million at September 30, 2011 relate to available-for-sale equity securities that primarily consisted of a large cap equity fund at that date. The twelve months or longer unrealized loss on this large cap equity fund was $5.4 million.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2010:

At December 31, 2010	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity
Debt Securities:
GSE debentures	$569,361	$10,592	$--	$--	$569,361	$10,592
GSE certificates	54,623	1,094	--	--	54,623	1,094
GSE CMOs	1,251,850	28,345	--	--	1,251,850	28,345
Corporate bonds	4,987	13	--	--	4,987	13
Capital trust notes	--	--	66,698	22,708	66,698	22,708

Total temporarily impaired held-to-maturity debt securities	$1,880,821	$40,044	$66,698	$22,708	$1,947,519	$62,752

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$12,809	$28	$779	$4	$13,588	$32
Private label CMOs	--	--	35,511	405	35,511	405
Corporate bonds	--	--	4,250	564	4,250	564
State, county, and municipal	399	11	--	--	399	11
Capital trust notes	1,988	102	8,848	5,287	10,836	5,389

Total temporarily impaired available-for-sale debt securities	$15,196	$141	$49,388	$6,260	$64,584	$6,401
Equity securities	79	11	25,339	17,507	25,418	17,518

Total temporarily impaired available-for-sale securities	$15,275	$152	$74,727	$23,767	$90,002	$23,919

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of September 30, 2011, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than- temporarily impaired as of September 30, 2011.

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

Management’s assertion regarding its intent not to sell, or that it is not more likely than not that the Company will be required to sell the security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity) and management’s intended strategy with respect to the identified security or portfolio. If management does have the intent to sell, or believes it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statement of Income and Comprehensive Income.

The unrealized losses on the Company’s GSE debentures and GSE CMOs at September 30, 2011 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2011.

The Company reviews quarterly financial information related to its investments in capital trust notes as well as other information that is released by each financial institution to determine the continued creditworthiness of the issuer of the securities. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at September 30, 2011. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in fair values for the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs were insignificant at September 30, 2011. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell the investments before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2011. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that could trigger material unrecoverable declines in fair values, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At September 30, 2011, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2011. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to record potential OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2011 consisted of 11 capital trust notes, five equity securities, and one mortgage-backed security. At December 31, 2010, the investment securities designated as having a continuous loss position for twelve months or more consisted of two mortgage-related securities, one corporate debt obligation, eleven capital trust notes, and seven equity securities. At September 30, 2011 and December 31, 2010, the combined market value of these securities represented unrealized losses of $36.0 million and $46.5 million, respectively. At September 30, 2011, the fair value of securities having a continuous loss position for twelve months or more was 27.3% below their collective amortized cost of $132.1 million. At December 31, 2010, the fair value of such securities was 24.0% below their collective amortized cost of $193.5 million.

Note 4. Loans

The following table sets forth the composition of the loan portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Loans held for sale	$1,005,266		$1,207,077
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	17,269,702	68.71%	16,807,913	70.88%
Commercial real estate	6,573,363	26.15	5,439,611	22.94
Acquisition, development, and construction	481,940	1.92	569,537	2.40
One-to-four family	138,685	0.56	170,392	0.72

Total mortgage loans held for investment	24,463,690	97.34	22,987,453	96.94

Other Loans:
Commercial and industrial	598,825	2.38	641,663	2.70
Other	70,502	0.28	85,559	0.36

Total other loans held for investment	669,327	2.66	727,222	3.06

Total non-covered loans held for investment	25,133,017	100.00%	23,714,675	100.00%

Net deferred loan origination fees	(1,083)		(7,181)
Allowance for losses on non-covered loans	(139,379)		(158,942)

Non-covered loans held for investment, net	24,992,555		23,548,552
Covered loans	3,873,294		4,297,869
Allowance for losses on covered loans	(20,611)		(11,903)

Total covered loans, net	3,852,683		4,285,966

Total loans, net	$29,850,504		$29,041,595

Non-Covered Loans

Non-Covered Loans Held for Investment

The majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City that feature below-market rents.

The Company also originates the following types of loans for investment: commercial real estate (“CRE”) loans, primarily in New York City, Long Island, and New Jersey; and, to a lesser extent, acquisition, development, and construction (“ADC”) loans and commercial and industrial (“C&I”) loans. ADC loans are primarily originated for multi-family and residential tract projects in New York City and Long Island, while C&I loans are made to small and mid-size businesses in New York City, Long Island, New Jersey, and Arizona on both a secured and unsecured basis, for working capital, business expansion, and the purchase of machinery and equipment.

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

The markets served by the Company have been impacted by widespread economic weakness and high unemployment, which have contributed to it recording a higher level of charge-offs and non-performing assets than was the norm before the economy declined. The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be further adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, further declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for losses on covered loans. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

One-to-Four Family Loans Originated for Sale

The Community Bank’s mortgage banking subsidiary, NYCB Mortgage Company, LLC, is one of the largest aggregators of one-to-four family loans for sale to GSEs in the United States. Community banks, credit unions, mortgage companies, and mortgage brokers use the subsidiary’s proprietary web-accessible mortgage banking platform to originate one-to-four family loans in all 50 states.

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

The Company also services mortgage loans for various third parties. At September 30, 2011, the unpaid principal balance of serviced loans amounted to $12.2 billion as compared to $9.5 billion at December 31, 2010.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans at September 30, 2011:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Delinquent Loans	Total Current Loans	Total Loans Receivable
Multi-family	$20,866	$259,578	$--	$280,444	$16,989,258	$17,269,702
Commercial real estate	7,112	75,556	--	82,668	6,490,695	6,573,363
Acquisition, development, and construction	2,999	51,468	--	54,467	427,473	481,940
One-to-four family	2,513	14,249	--	16,762	121,923	138,685
Commercial and industrial	3,695	13,940	--	17,635	581,190	598,825
Other	642	2,043	--	2,685	67,817	70,502

Total	$37,827	$416,834	$--	$454,661	$24,678,356	$25,133,017

The following table presents information regarding the quality of the Company’s non-covered loans at December 31, 2010:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Delinquent Loans	Total Current Loans	Total Loans Receivable
Multi-family	$121,188	$327,892	$--	$449,080	$16,358,833	$16,807,913
Commercial real estate	8,207	162,400	--	170,607	5,269,004	5,439,611
Acquisition, development, and construction	5,194	91,850	--	97,044	472,493	569,537
One-to-four family	5,723	17,813	--	23,536	146,856	170,392
Commercial and industrial	9,324	22,804	--	32,128	609,535	641,663
Other	1,404	1,672	--	3,076	82,483	85,559

Total	$151,040	$624,431	$--	$775,471	$22,939,204	$23,714,675

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at September 30, 2011:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$16,861,947	$6,410,547	$422,667	$128,250	$23,823,411	$560,131	$68,459	$628,590
Special mention	56,016	66,111	6,560	--	128,687	16,413	--	16,413
Substandard	351,739	96,705	52,713	10,435	511,592	21,899	2,043	23,942
Doubtful	--	--	--	--	--	382	--	382
Loss	--	--	--	--	--	--	--	--

Total	$17,269,702	$6,573,363	$481,940	$138,685	$24,463,690	$598,825	$70,502	$669,327

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at December 31, 2010:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$16,097,834	$5,239,936	$454,570	$158,240	$21,950,580	$594,373	$83,887	$678,260
Special mention	172,713	22,650	6,650	--	202,013	21,224	--	21,224
Substandard	535,366	176,797	108,317	12,152	832,632	23,564	1,672	25,236
Doubtful	2,000	228	--	--	2,228	2,502	--	2,502

Total	$16,807,913	$5,439,611	$569,537	$170,392	$22,987,453	$641,663	$85,559	$727,222

The preceding classifications follow regulatory guidelines and can be generally described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a distinct possibility that the Company will sustain some loss); and doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family residential loans are classified utilizing an inter-regulatory agency methodology that incorporates the extent of delinquency and the loan-to-value ratios. These classifications are the most current available and have been generally updated within the last twelve months.

Troubled Debt Restructurings

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

In April 2011, the FASB issued guidance regarding the determination of whether a restructuring is a TDR. In anticipation of such guidance the Company began applying these more conservative metrics at the beginning of

2011 and, accordingly, the Company did not record any additional TDRs as a result of adopting the FASB’s new guidance.

The following table presents information regarding the Company’s TDRs as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$60,650	$174,322	$234,972	$148,738	$123,435	$272,173
Commercial real estate	3,422	43,055	46,477	3,917	56,814	60,731
Acquisition, development, and construction	--	34,021	34,021	--	17,666	17,666
Commercial and industrial	--	3,787	3,787	--	5,381	5,381
One-to-four family	--	1,499	1,499	--	1,520	1,520

Total	$64,072	$256,684	$320,756	$152,655	$204,816	$357,471

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, capitalizing interest, and forbearance agreements. As of September 30, 2011, loans on which concessions were made with respect to rate reductions amounted to $247.2 million; loans on which maturities were extended or interest was capitalized amounted to $53.3 million; and loans in connection with which forbearance agreements were reached amounted to $20.3 million.

As of September 30, 2011, the financial effects of the Company’s TDRs for the three and nine months ended at that date are summarized as follows:

	Financial Effect of Modifications
	For the Three Months Ended September 30, 2011				For the Nine Months Ended September 30, 2011
	Weighted Average Interest Rate				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount
Loan Category:
Multi-family	1	8.00%	5.50%	$--	22	4.27%	3.96%	$9,853
Commercial real estate	2	7.63	5.46	--	6	6.88	3.78	--
Acquisition, development, and construction	2	7.50	5.00	--	2	7.50	5.00	--
Other	--	--	--	--	--	--	--	--

Total	5	7.52	5.06	$--	30	4.74	4.06	$9,853

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The following table presents TDRs that subsequently defaulted within twelve months of restructuring during the three and nine months ended September 30, 2011:

(dollars in thousands)	Number of Loans	Amount
Loan Category:
Multi-family	--	$--
Commercial real estate	1	1,091
Acquisition, development, and construction	--	--
Commercial and industrial	--	--
One-to-four family	--	--

Total	1	$1,091

Troubled debt restructurings are factored into the determination of the allowance for loan losses as the Company follows the fair value of collateral method defined in FASB Accounting Standards Codification (“ASC”)

301-10 and -40. The Company has determined that no allocation of the non-covered loan loss allowance was needed for TDRs as of September 30, 2011.

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of September 30, 2011:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$3,503,673	90.5%
All other loans	369,621	9.5

Total covered loans	$3,873,294	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company will be reimbursed for a substantial portion of any future losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At September 30, 2011 and December 31, 2010, the outstanding balance of covered loans (representing amounts owed to the Company) totaled $4.7 billion and $5.2 billion, respectively. The carrying values of such loans were $3.9 billion and $4.3 billion, respectively, at September 30, 2011 and December 31, 2010.

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

The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. The accretable yield is affected by changes in interest rate indices for variable rate loans because expected future cash flows from interest payments are based on the variable rate in effect at the time of the regular periodic evaluations. Prepayments affect the estimated lives of covered loans and could change the amount of interest income and principal expected to be collected. Changes in the expected principal and interest payments over the estimated lives are driven by the credit outlook and actions taken with borrowers.

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

Changes in the accretable yield for covered loans were as follows for the nine months ended September 30, 2011:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,356,844
Reclassification from non-accretable difference	100,983
Accretion	(150,744)

Balance at end of period	$1,307,083

The line item in the above table titled “reclassification from non-accretable difference” includes changes in cash flows expected to be collected due to changes in prepayment assumptions and changes in interest rates on variable rate loans. As of the Company’s last periodic evaluation, prepayment assumptions declined and, accordingly, future expected principal and interest cash flows increased. This resulted in an increase in the accretable yield. In addition, an increase in the expected principal and interest payments was also driven by better expectations relating to credit. These increases were partially offset by a reduction in the expected cash flows from interest payments, as interest rates continued to be very low. As a result, a large percentage of the variable rate loans continue to reset at lower interest rates.

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Covered Loans 90 Days or More Past Due:
One-to-four family	$305,838	$310,929
Other loans	39,465	49,898

Total covered loans 90 days or more past due	$345,303	$360,827

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Covered Loans 30-89 Days Past Due:
One-to-four family	$102,039	$108,691
Other loans	8,701	21,851

Total covered loans 30-89 days past due	$110,740	$130,542

At September 30, 2011, the Company had $110.7 million of covered loans that were 30 to 89 days past due, and covered loans of $345.3 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $3.4 billion at September 30, 2011 and is considered current. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The Company recorded an $8.7 million provision for losses on covered loans during the nine months ended September 30, 2011. This provision was largely due to credit deterioration in the C&I loan portfolio acquired in the Desert Hills transaction, and in the portfolios of home equity lines of credit acquired in the acquisitions of both Desert Hills and AmTrust. The provision for covered loans was largely offset by FDIC indemnification income of $7.6 million that was recorded in non-interest income for the nine months ended September 30, 2011.

Note 5. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at September 30, 2011:
Individually evaluated for impairment	$44	$335	$379
Collectively evaluated for impairment	122,272	16,728	139,000
Loans acquired with deteriorated credit quality	7,386	13,225	20,611

Total	$129,702	$30,288	$159,990

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2010:
Individually evaluated for impairment	$15,877	$130	$16,007
Collectively evaluated for impairment	124,957	17,978	142,935
Loans acquired with deteriorated credit quality	4,873	7,030	11,903

Total	$145,707	$25,138	$170,845

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2011:
Individually evaluated for impairment	$395,121	$10,224	$405,345
Collectively evaluated for impairment	24,068,569	659,103	24,727,672
Loans acquired with deteriorated credit quality	3,503,673	369,621	3,873,294

Total	$27,967,363	$1,038,948	$29,006,311

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2010:
Individually evaluated for impairment	$747,869	$12,929	$760,798
Collectively evaluated for impairment	22,239,584	714,293	22,953,877
Loans acquired with deteriorated credit quality	3,874,449	423,420	4,297,869

Total	$26,861,902	$1,150,642	$28,012,544

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the nine months ended September 30, 2011:

(in thousands)	Mortgage	Other	Total
Beginning balance at December 31, 2010	$140,834	$18,108	$158,942
Charge-offs	(73,994)	(9,485)	(83,479)
Recoveries	2,189	2,727	4,916
Provision for loan losses	53,287	5,713	59,000

Ending balance at September 30, 2011	$122,316	$17,063	$139,379

Non-accrual loans amounted to $416.8 million and $624.4 million, respectively, at September 30, 2011 and December 31, 2010. There were no loans over 90 days past due and still accruing interest at either of these dates.

The following table presents additional information regarding the Company’s impaired loans at or for the nine months ended September 30, 2011:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$285,436	$298,704	$--	$350,958	$3,935
Commercial real estate	59,180	60,858	--	67,623	1,229
Acquisition, development, and construction	46,309	47,177	--	47,907	285
One-to-four family	1,499	1,519	--	3,156	10
Commercial and industrial	8,886	13,001	--	6,591	--

Total impaired loans with no related allowance	$401,310	$421,259	$--	$476,235	$5,459

Impaired loans with an allowance recorded:
Multi-family	$2,697	$2,697	$ 44	$12,415	$45
Commercial real estate	--	--	--	11,847	--
Acquisition, development, and construction	--	--	--	19,327	--
One-to-four family	--	--	--	--	--
Commercial and industrial	1,338	1,338	335	2,448	--

Total impaired loans with an allowance recorded	$4,035	$4,035	$379	$46,037	$45

Total Impaired Loans:
Multi-family	$288,133	$301,401	$ 44	$363,373	$3,980
Commercial real estate	59,180	60,858	--	79,470	1,229
Acquisition, development, and construction	46,309	47,177	--	67,234	285
One-to-four family	1,499	1,519	--	3,156	10
Commercial and industrial	10,224	14,339	335	9,039	--

Total impaired loans	$405,345	$425,294	$379	$522,272	$5,504

The following table presents additional information regarding the Company’s impaired loans at December 31, 2010:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Multi-family	$447,137	$464,011	$--
Commercial real estate	120,087	122,486	--
Acquisition, development, and construction	65,453	71,541	--
One-to-four family	3,611	3,707	--
Commercial and industrial	10,919	15,197	--

Total impaired loans with no related allowance	$647,207	$676,942	$--

Loans with an allowance recorded:
Multi-family	$50,153	$52,209	$6,756
Commercial real estate	25,700	25,894	1,555
Acquisition, development, and construction	35,355	37,634	7,553
One-to-four family	373	373	13
Commercial and industrial	2,010	2,010	130

Total impaired loans with an allowance recorded	$113,591	$118,120	$16,007

Total Impaired Loans:
Multi-family	$497,290	$516,220	$6,756
Commercial real estate	145,787	148,380	1,555
Acquisition, development, and construction	100,808	109,175	7,553
One-to-four family	3,984	4,080	13
Commercial and industrial	12,929	17,207	130

Total impaired loans	$760,798	$795,062	$16,007

The interest income recorded on these loans was not materially different from cash-basis interest income.

Covered Loans

Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for loan losses on covered loans to the extent that the expected cash flows of a loan pool have decreased since the acquisition date.

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

The following table summarizes activity in the allowance for losses on covered loans for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Balance, beginning of period	$11,903	$--
Provision for loan losses	8,708	11,903

Balance, end of period	$20,611	$11,903

Note 6. Borrowed Funds

The following table summarizes the Company’s borrowed funds at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
FHLB advances	$8,254,630	$8,375,659
Repurchase agreements	4,125,000	4,125,000
Junior subordinated debentures	426,890	426,992
Senior notes	601,957	601,865
Preferred stock of subsidiaries	6,600	6,600

Total borrowed funds	$13,415,077	$13,536,116

At September 30, 2011, the Company had $426.9 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

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

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of September 30, 2011:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(1)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010(2)
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010(1)
New York Community Capital Trust V	6.000	143,754	137,403	November 4, 2002	November 1, 2051	November 4, 2007(2)
New York Community Capital Trust X	1.947	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(3)
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010(1)
PennFed Capital Trust II	10.180	12,372	12,000	March 28, 2001	June 8, 2031	June 8, 2011(1)
PennFed Capital Trust III	3.597	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(3)
New York Community Capital Trust XI	2.019	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012(3)

		$426,890	$411,953

(1)	Callable at a premium from this date forward.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(3)	Callable from this date forward.

Other borrowings totaled $608.6 million at September 30, 2011, comparable to the balance at December 31, 2010. Included in the respective amounts were $602.0 million of fixed rate senior notes that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008. Of this amount, $512.0 million are due at December 16, 2011 and $90.0 million are due at June 22, 2012.

Note 7. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $95.8 million at September 30, 2011. The Company has two classes of MSRs (residential and securitized) for which it separately manages the economic risk.

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

The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of MSRs declines due to an increase in prepayments attributable to increased mortgage refinancing activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases due to reduced mortgage refinancing activity.

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

The following table sets forth the changes in residential and securitized MSRs for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	For the Nine Months Ended September 30, 2011		For the Year Ended December 31, 2010
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$106,186	$1,192	$8,617	$1,965
Additions	50,519	--	100,767	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	(32,547)	--	--	--
Due to other changes(1)	(29,144)	--	(3,198)	--
Amortization	--	(451)	--	(773)

Carrying value, end of period	$95,014	$741	$106,186	$1,192

(1)	Includes net servicing cash flows and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	September 30, 2011	December 31, 2010
Weighted Average Expected Life	60 months	85 months
Constant Prepayment Speed	17.1%	10.1%
Discount Rate	10.0	10.0
Primary Mortgage Rate to Refinance	4.1	5.0
Cost to Service (per loan per year):
30 days or less delinquent	$ 53	$ 53
31-60 days delinquent	178	178
61-90 days delinquent	303	303
91-120 days delinquent	553	553

As of September 30, 2011, there were no changes in assumed future servicing costs since December 31, 2010.

Note 8. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2011		2010
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,491	$180	$1,515	$198
Service cost	--	1	--	1
Expected return on plan assets	(3,133)	--	(2,866)	--
Unrecognized past service liability	--	(62)	49	(62)
Amortization of unrecognized loss	1,190	103	1,286	78

Net periodic (credit) expense	$(452)	$222	$(16)	$215

	For the Nine Months Ended September 30,
	2011		2010
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$4,473	$540	$4,543	$595
Service cost	--	4	--	3
Expected return on plan assets	(9,399)	--	(8,597)	--
Unrecognized past service liability	--	(187)	147	(187)
Amortization of unrecognized loss	3,569	308	3,858	235

Net periodic (credit) expense	$(1,357)	$665	$(49)	$646

As discussed in the notes to the consolidated financial statements presented in the Company’s 2010 Annual Report on Form 10-K, the Company expects to contribute $1.4 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2011. The Company expects to contribute $24.0 million to its pension plan in 2011.

Note 9. Stock-Based Compensation

At September 30, 2011, the Company had 2,999,258 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Under the 2006 Stock Incentive Plan, the Company granted 1,693,000 shares of restricted stock in the nine months ended September 30, 2011, with an average fair value of $18.30 per share on the date of grant and a vesting period of five years. The nine-month amount includes 50,000 shares that were granted in the third quarter with an average fair value of $15.08 per share on the date of grant. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $4.2 million and $2.6 million, respectively, in the three months ended September 30, 2011 and 2010, and $12.1 million and $8.3 million, respectively, in the nine months ended at those dates.

A summary of activity with regard to restricted stock awards in the nine months ended September 30, 2011 is presented in the following table:

	For the Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,636,700	$14.17
Granted	1,693,000	18.30
Vested	(428,100)	15.28
Cancelled	(76,700)	16.76

Unvested at end of period	3,824,900	15.82

As of September 30, 2011, unrecognized compensation cost relating to unvested restricted stock totaled $50.1 million. This amount will be recognized over a remaining weighted average period of 3.4 years.

In addition, the Company had eight stock option plans at September 30, 2011: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp, Inc. Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the nine months ended September 30, 2011 or the year ended December 31, 2010, the Company did not record any compensation and benefits expense relating to stock options during those periods.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At September 30, 2011, there were 9,899,556 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 10,400 at September 30, 2011.

The status of the Stock Option Plans at September 30, 2011 and changes that occurred during the nine months ended at that date are summarized below:

	For the Nine Months Ended September 30, 2011
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	12,443,676	$15.75
Exercised	(349,923)	12.54
Expired/forfeited	(2,194,197)	18.19

Stock options outstanding, end of period	9,899,556	15.32
Options exercisable, end of period	9,899,556	15.32

The intrinsic value of stock options outstanding and exercisable at September 30, 2011 was $57,000. The intrinsic values of options exercised during the nine months ended September 30, 2011 and 2010 were $1.9 million and $2.0 million, respectively.

Note 10. Fair Value Measurements

The FASB has issued guidance that, among other things, defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The standard clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$ --	$88,699	$ --	$ --	$88,699
GSE CMOs	--	16,774	--	--	16,774
Private label CMOs	--	25,925	--	--	25,925

Total mortgage-related securities	$ --	$131,398	$ --	$ --	$131,398

Other Securities Available for Sale:
GSE debentures	$ --	$297,714	$ --	$ --	$297,714
Corporate bonds	--	--	--	--	--
U. S. Treasury obligations	--	--	--	--	--
State, county, and municipal	--	1,374	--	--	1,374
Capital trust notes	--	16,991	13,634	--	30,625
Preferred stock	--	285	--	--	285
Common stock	37,669	--	--	--	37,669

Total other securities	$37,669	$316,364	$13,634	$ --	$367,667

Total securities available for sale	$37,669	$447,762	$13,634	$ --	$499,065

Other Assets:
Loans held for sale	$ --	$1,005,266	$ --	$ --	$1,005,266
Mortgage servicing rights	--	--	95,014	--	95,014
Derivative assets	9,457	770	29,146	--	39,373

Liabilities:
Derivative liabilities	$ 661	$21,097	$ --	$ --	$21,758

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$ --	$211,515	$ --	$--	$211,515
GSE CMOs	--	222,303	--	--	222,303
Private label CMOs	--	51,362	--	--	51,362

Total mortgage-related securities	$ --	$485,180	$ --	$--	$485,180

Other Securities Available for Sale:
GSE debentures	$ --	$620	$ --	$--	$620
Corporate bonds	--	4,250	--	--	4,250
U. S. Treasury obligations	58,553	--	--	--	58,553
State, county, and municipal	--	1,334	--	--	1,334
Capital trust notes	--	16,134	25,870	--	42,004
Preferred stock	--	14,468	6,271	--	20,739
Common stock	40,276	--	--	--	40,276

Total other securities	$98,829	$36,806	$32,141	$--	$167,776

Total securities available for sale	$98,829	$521,986	$32,141	$--	$652,956

Other Assets:
Loans held for sale	$ --	$1,203,844	$ --	$--	$1,203,844
Mortgage servicing rights	--	--	106,186	--	106,186
Derivative assets	152	14,067	53	--	14,272

Liabilities:
Derivative liabilities	$ (210)	$(3,908)	$ --	$--	$(4,118)

The Company reviews and updates the fair value hierarchy classifications for its assets on a quarterly basis. Changes from one quarter to the next that are related to the observability of inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.

A description of the methods and significant assumptions utilized in estimating the fair values of available-for-sale securities follows:

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities, exchange-traded securities, and derivatives.

If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models incorporate transaction details such as maturity and cash flow assumptions. Securities valued in this manner would generally be classified within Level 2 of the valuation hierarchy and primarily include such instruments as mortgage-related and corporate debt securities.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing collateralized debt obligations (“CDOs”), which include pooled trust preferred securities and income notes, and certain single-issue capital trust notes, each of which are classified within Level 3, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, CDOs and certain single-issue capital trust notes are valued using a model based on the specific collateral composition and cash flow structure of the securities. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, that price is considered when arriving at a security’s fair value. Where there is limited activity or less transparency around the inputs to the valuation of preferred stock, the valuation is based on a discounted cash flow model.

MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect changes in market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified within Level 3.

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. The majority of the Company’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters. These are parameters that are actively quoted and can be validated by external sources, including industry pricing services. Where the types of derivative products have been in existence for some time, the Company uses models that are widely accepted in the financial services industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. Further, many of these models do not contain a high level of subjectivity, as the methodologies used in the models do not require significant judgment, and inputs to the models are readily observable from actively quoted markets, as is the case for “plain vanilla” interest rate swaps and option contracts. Such instruments are generally classified within Level 2 of the valuation hierarchy. Derivatives that are valued based on models with significant unobservable market parameters, and that normally are traded less actively, have trade activity that is one-way, and/or are traded in less-developed markets, are classified within Level 3 of the valuation hierarchy.

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

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the three months ended September 30, 2011 and 2010 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2011	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Transfers out of Level 3	Fair Value at Sept. 30, 2011	Change in Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2011
		(Loss) Income	Comprehensive (Loss) Income

Available-for-sale capital securities and preferred stock	$32,141	$(6,160)	$(10,257)	$--	$(2,090)	$13,634	$(16,417)
Mortgage servicing rights	106,186	(61,691)	--	50,519	--	95,014	(61,691)
Derivatives, net	53	29,093	--	--	--	29,146	29,093

(in thousands)	Fair Value January 1, 2010	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Transfers into Level 3	Fair Value at Sept. 30, 2010	Change in Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2010
		Income	Comprehensive (Loss) Income
Available-for-sale capital securities and preferred stock	$31,232	$(13,668)	$12,662	$--	$--	$30,226	$ (1,006)
Mortgage servicing rights	8,617	(14,496)	--	55,776	--	49,897	(14,496)
Derivatives, net	32	27,852	--	--	--	27,884	27,852

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2, and 3 as of the end of the reporting period. During the nine months ended September 30, 2011, the Company transferred certain trust preferred securities out of Level 3 as a result of increased observable market activity for these securities. In addition, during the nine months ended September 30, 2011, OTTI was recognized on certain preferred stock that had been classified as Level 3. There were no gains or losses recognized as a result of the transfer of securities during the nine months ended September 30, 2011. There were no transfers of securities between Levels 1 and 2 for the nine months ended September 30, 2011 or 2010.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$80,356	$80,356
Other assets (1)	--	19,493	--	19,493

	$--	$19,493	$80,356	$99,849

(1) Represents the fair value of OREO that was measured at fair value subsequent to its initial classification as OREO.
	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$--	$3,233	$ --	$3,233
Certain impaired loans	--	--	237,975	237,975

	$--	$3,233	$237,975	$241,208

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$1,596,680	$1,596,680	$1,927,542	$1,927,542
Securities held to maturity	4,648,551	4,794,373	4,135,935	4,157,322
Securities available for sale	499,065	499,065	652,956	652,956
FHLB stock	442,590	442,590	446,014	446,014
Loans, net	29,850,504	30,412,123	29,041,595	29,454,199
Mortgage servicing rights	95,755	95,755	107,378	107,378
Derivatives	39,373	39,373	14,272	14,272
Financial Liabilities:
Deposits	$22,752,647	$22,801,686	$21,809,051	$21,846,984
Borrowed funds	13,415,077	15,048,226	13,536,116	14,801,131
Derivatives	21,758	21,758	4,118	4,118

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

Mortgage Servicing Rights

MSRs do not trade in an active market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect current market conditions and assumptions that a market participant would consider in valuing the MSR asset.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at September 30, 2011 and December 31, 2010.

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

The Company held derivatives not designated as hedges with a notional amount of $7.7 billion at September 30, 2011. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2011:

	September 30, 2011
	Notional	Unrealized(1)
(in thousands)	Amount	Gain	Loss
Treasury options	$990,000	$--	$5,141
Eurodollar futures	1,100,000	--	592
Forward commitments to sell loans/mortgage-backed securities	2,699,766	--	28,767
Forward commitments to buy loans/mortgage-backed securities	710,000	8,440	--
Interest rate lock commitments	2,220,717	29,146	--

Total derivatives	$7,720,483	$37,586	$34,500

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

The Company enters into forward contracts to sell fixed rate mortgage-backed securities to protect against changes in the prices of conforming fixed rate loans held for sale. Forward contracts are entered into with securities dealers in an amount related to the portion of IRLCs that is expected to close. The values of these forward sales contracts move inversely with the values of the loans in response to changes in interest rates.

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

In addition, the Company mitigates a portion of the risk associated with changes in the value of MSRs. The general strategy for mitigating this risk is to purchase derivative instruments whose value changes in the opposite direction of interest rates, thus partially offsetting the changes in the value of our servicing assets, whose value tends to move in the same direction as interest rates. Accordingly, the Company purchases Eurodollar futures and call options on Treasury securities and enters into forward contracts to purchase mortgage-backed securities.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Treasury options	$ 16,031	$ 4,201	$ 23,234	$ 5,860
Eurodollar futures	(1,412)	(1,983)	(2,722)	(3,110)
Forward commitments to buy/sell loans/mortgage-backed securities	(24,314)	(5,917)	(40,345)	(44,624)

Total loss	$ (9,695)	$(3,699)	$(19,833)	$(41,874)

Note 12. Segment Reporting

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

The Company’s overall objective is to maximize shareholder value by, among other things, optimizing return on equity and managing risk. Capital is assigned to each segment, the total of which is equivalent to the Company’s consolidated total, on an economic basis, using management’s assessment of the inherent risks associated with the segment. Capital allocations are made to cover the following risk categories: credit risk, liquidity risk, interest rate risk, option risk, basis risk, market risk, and operational risk.

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

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2011, on an internally managed accounting basis.

	For the Three Months Ended September 30, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$32,801	$25,268	$58,069
Non-interest income – inter-segment	(5,131)	5,131	--

Total non-interest income	27,670	30,399	58,069

Net interest income	290,463	4,504	294,967

Total net revenues	318,133	34,903	353,036
Provision for loan losses	18,000	--	18,000
Non-interest expense(2)	134,478	18,138	152,616

Income before income tax expense	165,655	16,765	182,420
Income tax expense	57,394	5,276	62,670

Net income	$108,261	$11,489	$119,750

Identifiable segment assets (period-end)	$40,740,946	$1,228,082	$41,969,028

(1)	Includes ancillary fee income and leasing revenue.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2011, on an internally managed accounting basis.

	For the Nine Months Ended September 30, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$117,186	$58,381	$175,567
Non-interest income – inter-segment	(14,677)	14,677	--

Total non-interest income	102,509	73,058	175,567

Net interest income	887,004	13,159	900,163

Total net revenues	989,513	86,217	1,075,730
Provision for loan losses	67,708	--	67,708
Non-interest expense(2)	400,376	53,986	454,362

Income before income tax expense	521,429	32,231	553,660
Income tax expense	179,672	11,603	191,275

Net income	$341,757	$20,628	$362,385

Identifiable segment assets (period-end)	$40,740,946	$1,228,082	$41,969,028

(1)	Includes ancillary fee income and leasing revenue.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2010, on an internally managed accounting basis.

	For the Three Months Ended September 30, 2010
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$29,141	$77,962	$107,103
Non-interest income – inter-segment	(3,361)	3,361	--

Total non-interest revenue	25,780	81,323	107,103

Net interest income	280,879	5,309	286,188

Total net revenues	306,659	86,632	393,291
Provision for loan losses	32,000	--	32,000
Non-interest expense(2)	128,722	22,367	151,089

Income before income tax expense	145,937	64,265	210,202
Income tax expense	49,645	24,948	74,593

Net income	$96,292	$39,317	$135,609

Identifiable segment assets (period-end)	$40,246,331	$1,455,276	$41,701,607

(1)	Includes ancillary fee income and leasing revenue.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2010, on an internally managed accounting basis.

	For the Nine Months Ended September 30, 2010
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$86,592	$148,071	$234,663
Non-interest income – inter-segment	(10,403)	10,403	--

Total non-interest revenue	76,189	158,474	234,663

Net interest income	862,759	12,214	874,973

Total net revenues	938,948	170,688	1,109,636
Provision for loan losses	74,000	--	74,000
Non-interest expense(2)	373,370	55,837	429,207

Income before income tax expense	491,578	114,851	606,429
Income tax expense	170,659	44,585	215,244

Net income	$320,919	$70,266	$391,185

Identifiable segment assets (period-end)	$40,246,331	$1,455,276	$41,701,607

(1)	Includes ancillary fee income and leasing revenue.
(2)	Includes both direct and indirect expenses.

Note 13. Impact of Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment.” Under ASU 2011-08, entities can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 should be applied retroactively. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The application of this guidance will only affect the presentation of the Company’s consolidated financial statements and will have no impact on the Company’s consolidated statement of condition or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in ASU 2011-04 generally represent clarifications of Topic 820 (Fair Value), but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in ASU 2011-03 remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee; and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in ASU 2011-03. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. ASU 2011-03 should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In April 2011, the FASB also issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute TDRs and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In addition, ASU 2011-02 requires the disclosure of certain information relating to TDRs as required by ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” These disclosures were previously deferred by ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retroactively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

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

•	our use of derivatives to mitigate our interest rate exposure;
•	our ability to retain key members of management;
•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•	any breach in performance by the Community Bank under our loss sharing agreements with the FDIC;
•	any interruption in customer service due to circumstances beyond our control;
•	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;

•	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;
•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
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

•	additional FDIC special assessments or required assessment prepayments;
•	changes in accounting principles, policies, practices, or guidelines;
•	the ability to keep pace with, and implement on a timely basis, technological changes;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;
•	war or terrorist activities; and
•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Allowance for Losses on Non-Covered Loans

For the purposes of this discussion, “allowance for loan losses” refers to the allowance for losses on non-covered loans held for investment and “loans” refers to non-covered loans held for investment. (Please see Note 5 to the Consolidated Financial Statements for a discussion of our allowance for losses on covered loans as well as information about our allowance for losses on non-covered loans.)

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

Specific valuation allowances are established based on our analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to loans individually evaluated for impairment in our portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective rather than an individual basis. We generally measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of estimated costs to sell, or the present value of the expected cash flows, is less than the recorded investment in the loan.

We also follow a process to assign general valuation allowances to loan categories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. Our loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories we maintain. Our historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to:

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

By considering the factors discussed above, we determine quantified risk factors that are applied to each non-impaired loan or loan type in the loan portfolio to determine our general valuation allowances.

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

We charge off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. Generally, the time period in which this assessment is made is within the same quarter that the loan is considered impaired and quarterly thereafter. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past our having received notification that the borrower has filed for bankruptcy.

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

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will rise. We regularly conduct a review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than the OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in non-interest income. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” As each of the Company’s operating segments is comprised of only one component, goodwill is tested for impairment at the segment level. Currently, the goodwill impairment analysis is a two-step test. (Please see Note 13, “Impact of Recent Accounting Pronouncements,” regarding changes in accounting guidance relating to goodwill impairment testing.) The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting segments: Banking Operations and Residential Mortgage Banking. All of our recorded goodwill has resulted from prior acquisitions and, accordingly, is attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as it was acquired in our FDIC-assisted AmTrust Bank (“AmTrust”) acquisition, which resulted in a bargain purchase gain. In order to perform our annual goodwill impairment test, we determined the carrying value of the Banking Operations segment as the carrying value of the Company and compared it to the fair value of the Banking Operations segment as the fair value of the Company.

We performed our annual goodwill impairment test as of December 31, 2010 and found no indication of goodwill impairment at that date. In addition, there has been no indication of an event that would trigger impairment subsequent to that date.

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

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the carryforward of certain tax attributes such as net operating losses. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made. Subsequently recognized tax benefits associated with valuation allowances recorded in a business combination would be recorded as an adjustment to goodwill.

In July 2009, tax laws were enacted that were effective for the determination of our New York City income tax liability for calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. Included in these new tax laws is a provision which requires the inclusion of income earned by a subsidiary taxed as a real estate investment trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. As a result of certain earlier business combinations, we currently have six REIT subsidiaries. The law provided for 25% of such income to be excluded from tax in 2009 and 2010. Since the start of 2011, there has been no income exclusion for a subsidiary taxed as a REIT.

In August 2010, tax laws were enacted by the State and City of New York that repealed the preferential deduction for bad debts that had been permitted in the determination of our New York State and City income tax liabilities. The laws applied retroactively to the determination of tax liability for calendar year 2010 as well as to subsequent years.

Recent Events

Dividend Payment

On October 18, 2011, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 17, 2011 to shareholders of record at the close of business on November 7, 2011.

The Economic Environment

In September 2011, the national unemployment rate declined to 9.1% from 9.2% in June 2011 and from 9.6% in September 2010. In the five states constituting our footprint, unemployment rates either declined or remained constant. In New York, the unemployment rate declined to 7.8% in September 2011 from 8.0% in both June 2011 and September 2010. At 8.9%, New Jersey’s unemployment rate declined from 9.7% in June, and was consistent with the rate in September 2010. In Arizona, Florida, and Ohio, the unemployment rate declined to 8.9%, 10.6%, and 8.5%, respectively, from 9.9%, 11.1%, and 9.2%, the June 2011 levels, and from 9.7%, 12.0%, and 9.6%, respectively, the levels in September 2010.

In New York City, where the vast majority of the properties securing our held-for-investment loans are located, unemployment declined to 8.7% in September 2011 from 8.8% in June 2011, and from 9.1% in September 2010. Furthermore, in Manhattan, where 38.5% of the properties securing our held-for-investment multi-family and commercial real estate loans are located, the office vacancy rate improved to 10.3% from 10.8% linked-quarter, and was 180 basis points below the comparable rate in September 2010.

Home prices fell 3.8% nationally year-over-year through August 2011, and also declined during that time in the primary markets we serve. Specifically, home prices fell 4.8%, 4.6%, 3.4%, and 7.7%, year-over-year, in greater Cleveland, greater Miami, the New York Metropolitan region, and greater Phoenix, respectively. From July through August 2011, home prices rose 0.2% nationally, and 0.3% and 0.4%, respectively, in greater Cleveland and the New York Metropolitan region, but declined 0.3% and 0.1%, respectively, in greater Miami and greater Phoenix.

While unemployment levels reflected modest improvement, the pace of economic recovery continues to be weak. Furthermore, economic uncertainty continued in the current third quarter, as speculation about a double-dip recession increased, and concern about the impact of the debt crisis in Europe on the global economy rose.

Executive Summary

In the three months ended September 30, 2011, and against this backdrop of economic uncertainty and weakness, we grew our balance sheet by $1.4 billion to $42.0 billion, and continued to see an improvement in our asset quality. We also generated solid earnings of $119.8 million, or $0.27 per diluted share, as a linked-quarter decline in residential mortgage interest rates sparked an increase in one-to-four family lending and, therefore, mortgage banking income, offsetting the impact of a decline in prepayment penalty income and a flatter yield curve on our net interest income and margin over the three-month period.

The factors that contributed most significantly to our third quarter 2011 results follow:

In the third quarter of 2011, a decline in residential mortgage interest rates triggered an increase in one-to-four family loan applications, which resulted in an increase in the volume of one-to-four family loans originated for sale by our mortgage banking subsidiary. During the quarter, the volume of one-to-four family loans originated for sale rose $647.0 million, or 56.8%, to $1.8 billion, contributing to a $21.6 million increase in mortgage banking income from originations to $30.9 million. In addition, the balance of one-to-four family loans held for sale rose $513.5 million linked-quarter to $1.0 billion at September 30th.

Reflecting third quarter originations of $1.9 billion, our portfolio of loans held for investment rose $638.0 million to $25.1 billion, at September 30, 2011, signifying an annualized growth rate of 10.4%. Multi-family loans accounted for $1.0 billion of loans originated for investment in the current third quarter, and commercial real estate loans accounted for $715.7 million of the held-for-investment loans we produced.

The growth of our loan portfolio contributed to a $1.1 billion increase in average interest-earning assets to $35.6 billion, tempering the impact of a 25-basis point decline in the average yield to 5.19%. This decline was attributable to two primary factors: a $13.7 million decrease in prepayment penalty income to $12.1 million, as refinancing activity in our multi-family lending niche lessened; and the replenishment of the multi-family and commercial real estate loan portfolios at lower yields as market interest rates declined.

While our average cost of funds also declined on a linked-quarter basis, the decrease was not as meaningful as the decline in our average yield. As a result, our net interest income fell $7.0 million linked-quarter to $295.0 million, and our net interest margin declined 17 basis points to 3.33%. Notably, prepayment penalty income added 14 basis points to the average yield on interest-earning assets and to our margin in the third quarter of 2011, a decline of 16 basis points from the number of basis points added in the trailing three-month period.

The quality of our assets reflected meaningful linked-quarter improvement as the balance of non-performing non-covered loans declined $86.1 million, or 17.1%, from the June 30th balance to $416.8 million at the current third quarter-end. The latter amount represented 1.66% of total non-covered loans at the end of September, representing a linked-quarter improvement of 39 basis points.

Non-covered loans 30 to 89 days past due declined $15.3 million, or 28.8%, from the June 30th balance to $37.8 million at September 30, 2011. Reflecting the improvements in non-performing non-covered loans and loans 30 to 89 days past due, total delinquencies declined $55.4 million, or 9.0%, linked-quarter, to $557.3 million at September 30, 2011.

Net charge-offs declined $13.7 million over the course of the quarter to $13.1 million in the three months ended September 30, 2011. The latter amount represented 0.04% of average loans (non-annualized) in the current third quarter, as compared to 0.09% (non-annualized) in the trailing three-month period.

Notwithstanding the improvements in our asset quality measures, we increased our provision for losses on non-covered loans by $3.0 million to $18.0 million in the three months ended September 30, 2011. The net effect of the linked-quarter increase in the provision and the linked-quarter decline in net charge-offs was a $4.9 million increase in the allowance for losses on non-covered loans to $139.4 million at that date.

Operating expenses fell $1.4 million on a linked-quarter basis, as the benefit of a $5.0 million decline in general and administrative (“G&A”) expense was tempered by a $3.7 million increase in compensation and benefits expense. The decline in G&A expense was primarily due to a modification in the way our FDIC deposit insurance premiums are calculated. The rise in compensation and benefits expense was partially due to severance charges of $2.3 million, primarily in connection with the modification of our branch staffing model to adapt to the way that customers choose to do their banking today.

Our current third quarter earnings also reflect net securities gains of $6.7 million, as compared to net securities gains of $18.7 million in the second quarter of this year.

Stockholders’ equity totaled $5.6 billion at the end of September, representing 13.28% of total assets. In addition, our two bank subsidiaries continued to exceed the requirements for classification as well capitalized institutions, with New York Community Bank having leverage, Tier 1 risk-based, and total risk-based capital ratios of 8.79%, 12.96%, and 13.55%, respectively, at the end of September, and New York Commercial Bank having leverage, Tier 1 risk-based, and total risk-based capital ratios of 11.53%, 17.09%, and 17.86%, respectively.

Summary of Financial Condition at September 30, 2011

Assets totaled $42.0 billion at September 30, 2011, reflecting increases of $1.4 billion and $778.3 million, respectively, from the balances recorded at June 30, 2011 and December 31, 2010.

Loans, net, rose $1.0 billion and $808.9 million, respectively, over the three- and nine-month periods to $29.9 billion, as the balance of loans held for investment, net, rose $633.1 million and $1.4 billion, respectively, to $25.0 billion from the balances recorded at June 30th and December 31st. The three-month increase in loans held for investment, net, was coupled with a $513.5 million increase in loans held for sale to $1.0 billion, which was modestly tempered by a $135.0 million decrease in covered loans, net, to $3.9 billion. The nine-month increase in loans held for investment, net, was partly offset by a $201.8 million decline in loans held for sale and a $433.3 million decrease in covered loans, net.

Securities fell $521.3 million from the June 30th balance to $5.1 billion at the end of September, but rose $358.7 million from the balance recorded at December 31, 2010. While the three-month decline reflects an increase in repayments over the course of the current third quarter, the nine-month increase reflects the deployment of cash flows into the purchase of government-sponsored enterprise (“GSE”) securities.

Liabilities rose $1.4 billion and $731.0 million, respectively, to $36.4 billion, at the end of September. The three-month increase was the result of a $954.9 million rise in deposits to $22.8 million and a $397.8 million rise in borrowed funds to $13.4 billion. The nine-month increase was the net effect of a $943.6 million increase in deposits and a $121.0 million decline in borrowed funds.

Stockholders’ equity totaled $5.6 billion at the end of September, representing 13.28% of total assets and a book value of $12.74 per share. The September 30th balance was $13.5 million higher than the June 30th balance and $47.4 million higher than the balance at December 31st.

Loans

Total loans, net, represented $29.9 billion, or 71.1%, of total assets at September 30, 2011, reflecting a three-month increase of $1.0 billion and an $808.9 million increase from the balance at December 31, 2010. As more fully described below, our loan portfolio is comprised of three categories: covered loans, non-covered loans held for investment, and non-covered loans held for sale.

Covered Loans

Covered loans are the loans we acquired in our AmTrust and Desert Hills Bank (“Desert Hills”) acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At $3.9 billion, covered loans represented 12.9%, of total loans, net, at September 30, 2011 and were down $135.0 million and $433.3 million, respectively, from the balances recorded at June 30, 2011 and December 31, 2010. The three- and nine-month declines in covered loans were primarily due to repayments.

Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold and for 95% of losses beyond that amount with respect to covered loans and other real estate owned (“OREO”).

While no provision for losses on covered loans was recorded in the current or year-earlier third quarter, we recorded an $8.7 million provision for losses on covered loans in the second quarter of this year. The provision for losses on covered loans was largely due to credit deterioration in the C&I loan portfolio acquired in the Desert Hills transaction, and in the portfolios of HELOCs acquired in the acquisitions of both Desert Hills and AmTrust. The provision for covered loans was largely offset by FDIC indemnification income of $7.6 million that was recorded in non-interest income during the same three-month period.

Non-Covered Loans Held for Investment

The portfolio of non-covered loans held for investment primarily consists of loans we have originated for our own portfolio and, to a lesser extent, loans that were acquired in our business combinations prior to 2009.

At $25.0 billion, non-covered loans held for investment, net, represented 83.7% of total loans and 59.5% of total assets at September 30, 2011, and were up $633.1 million and $1.4 billion, respectively, from the balances at June 30, 2011 and December 31, 2010. Originations totaled $6.6 billion in the first nine months of 2011, in contrast to $2.7 billion in the year-earlier period. Included in the current nine-month amount were third quarter originations of $1.9 billion, as compared to $2.9 billion and $1.0 billion, respectively, in the trailing quarter and year-earlier three months.

Multi-Family Loans

Multi-family loans represented $4.2 billion, or 62.6%, of loans originated for investment in the first nine months of 2011, up $2.6 billion from the volume originated in the first nine months of 2010. Included in the current nine-month amount were third quarter originations of $1.0 billion, representing 53.9% of loans produced for investment during the quarter, down $993.6 million from the trailing-quarter volume and up $455.6 million from the volume produced in the third quarter of 2010.

At September 30, 2011, multi-family loans represented $17.3 billion, or 68.7%, of total non-covered loans held for investment, representing a $214.1 million increase from the June 30th balance and a $461.8 million increase from the balance at December 31st. At September 30th, the average multi-family loan had a principal balance of $4.1 million and the multi-family loan portfolio had an average loan-to-value (“LTV”) ratio at origination of 54.8%.

Multi-family loans are our principal asset, and the majority of the buildings collateralizing our loans are located in New York City. The vast majority of our multi-family loans are made to long-time owners of apartment buildings that are subject to rent-regulation, and therefore feature below-market rents. Our borrowers typically use the funds we provide to make improvements to certain apartments, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates more cash flows that he or she may borrow against in future years. We also make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Partially reflecting the level of refinancing activity in our market, the expected weighted average life of the multi-family loan portfolio was 3.4 years at the end of September, as compared to 3.1 years and 4.1 years, respectively, at June 30th and December 31st.

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

Prepayment penalty income is recorded only when cash is received; accordingly, no assumptions are involved in the recognition of prepayment penalty income.

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

At September 30, 2011, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 77.4% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share.

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

We primarily underwrite our multi-family loans based on the current cash flows produced by the building, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio, which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum debt service coverage ratio of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

Accordingly, while our multi-family loan portfolio has not been immune to the downturn of the credit cycle, we continue to believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, we believe that they are reasonably likely to retain their tenants in adverse economic times. In addition, we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties, and exclude any partial property tax exemptions and abatement benefits received by the property owners.

Commercial Real Estate Loans

CRE loan originations accounted for $1.8 billion, or 27.9%, of loans produced for investment in the first nine months of 2011, up from $599.1 million, or 21.9%, in the first nine months of 2010. Included in the current nine-month amount were third quarter CRE loan originations of $715.7 million, representing 37.5% of loans produced for investment during the quarter, up $96.7 million and $452.5 million, respectively, from the volumes produced in the trailing and year-earlier three months.

CRE loans represented $6.6 billion, or 26.2%, of total loans held for investment at the end of September, representing a three-month increase of $449.8 million and a nine-month increase of $1.1 billion. At the third quarter-end, the average CRE loan had a principal balance of $3.7 million and the CRE loan portfolio had an average LTV ratio at origination of 53.1%.

The CRE loans we originate are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties, primarily in the New York Metropolitan region. At September 30, 2011, 70.9% of our CRE loans were secured by properties in New York City, with another 13.3% secured by properties on Long Island.

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

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Accordingly, the expected weighted average life of the portfolio was 3.7 years at the end of September, as compared to 3.6 years and 4.0 years, respectively, at June 30, 2011 and December 31, 2010. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction Loans

The growth of our held-for-investment loan portfolio has been driven by multi-family and CRE lending and tempered by a reduction in ADC loans. In the interest of reducing our exposure to credit risk in a declining real estate market, we have limited our production of ADC loans to loans that have limited market risk and low LTV ratios, and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $481.9 million, or 1.9%, of loans held for investment at September 30, 2011, down $42.1 million and $87.6 million, respectively, from the balances recorded at June 30, 2011 and December 31, 2010.

At the end of September, 65.6% of our ADC loans were secured by properties in New York City, with another 22.8% secured by properties on Long Island. In addition, 49.1% of our ADC loans were for land acquisition and development, with the remaining 50.9% consisting of loans that were provided for the construction of owner-occupied homes and commercial properties. ADC loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, and a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of completion and repayment. In the third quarter of 2011, we collected $65,000 on personal guarantees, bringing the nine-month total to $101,000. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. Reflecting the severity and longevity of the downturn in the current credit cycle, 10.7% of the loans in our

ADC loan portfolio were non-performing at September 30, 2011, as compared to 12.0% and 16.1%, respectively, at June 30, 2011 and December 31, 2010.

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

One-to-Four Family Loans

Reflecting repayments, as well as our practice of originating one-to-four family loans for sale, the balance of one-to-four family loans held for investment fell $31.7 million to $138.7 million over the nine months ended September 30, 2011. The majority of one-to-four family loans held for investment were acquired in our business combinations prior to 2009.

Other Loans

Other loans totaled $669.3 million at September 30, 2011, reflecting a $24.1 million increase from the June 30th balance and a $57.9 million reduction from the balance at December 31, 2010. C&I loans represented $598.8 million, or 89.5%, of other loans at the end of September, reflecting a $27.6 million increase from the June 30th balance and a $42.8 million decrease from the balance at December 31st. The nine-month decline was primarily due to the disposition of our insurance premium financing business in June of this year.

The vast majority of our C&I loans are made to small and mid-size businesses in New York City and on Long Island, and are tailored to meet the specific needs of our borrowers. The C&I loans we produce include term loans, demand loans, revolving lines of credit, letters of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the tenor and structure of a C&I loan, several factors are considered, including its purpose, the collateral, and the anticipated sources of repayment. C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

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

Non-Covered Loans Held for Sale

The portfolio of non-covered loans held for sale consists of one-to-four family loans that were originated throughout the country by our mortgage banking subsidiary, NYCB Mortgage Company, LLC. The vast majority of these loans (98.0%) were agency-conforming loans originated for sale to GSEs, and the remainder consisted of jumbo loans originated under contract for sale to other financial institutions.

During the third quarter of 2011, a marked decline in residential mortgage interest rates triggered an increase in mortgage applications, resulting in a significant linked-quarter increase in one-to-four family loans originated for sale. Such originations totaled $1.8 billion in the current third quarter, reflecting a $647.0 million, or 56.8%, increase from the trailing-quarter amount. As a result, the portfolio of one-to-four family loans held for sale more than doubled to $1.0 billion at the end of September from $491.7 million at the end of June. In addition, rate-lock volume (a leading indicator of expected near-term loan funding levels) rose to $4.3 billion in the current third quarter from $1.6 billion in the second quarter of this year.

Nonetheless, the volume of one-to-four family loans originated for sale was down $1.7 billion in the third quarter of this year from the volume originated in the year-earlier quarter, and the balance of loans held for sale at the end of September was $201.8 million less than the balance at December 31st. These declines were largely indicative of the substantial slowdown in consumer refinancing that occurred in the second quarter of 2011.

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

In addition, all “trusted source” third-party vendors are directly connected to the Gemstone system via secure electronic data interfaces. Within the Gemstone system, these trusted sources provide key risk and control services throughout the origination process, including ordering and receipt of credit report information, independent collateral appraisals, and private mortgage insurance, automated underwriting and program eligibility determinations, flood insurance determination, fraud detection, local/state/federal regulatory compliance, predatory or “high cost” loan reviews, and legal document preparation services. Our employees augment the automated system controls by performing audits during the process, which include the final underwriting of the loan file (the credit decision), and various other pre-funding and post-funding quality control reviews.

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

The agency-conforming one-to-four family loans we originate for sale to GSEs require that we make certain representations and warranties with regard to the underwriting, documentation, and legal/regulatory compliance, and we may be required to repurchase a loan or loans from the GSEs if it is found that a breach of the representations and warranties has occurred. In such case, we would be exposed to any subsequent credit loss on the mortgage loans that might or might not be realized in the future.

As governed by our agreements with the GSEs, the representations and warranties we make relate to several factors, including, but not limited to, the ownership of the loan; the validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan as of its closing date; the process used to select the loan for inclusion in a transaction; and the loan’s compliance with any applicable criteria, including underwriting standards, loan program guidelines, and compliance with applicable federal, state, and local laws.

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is included in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At September 30, 2011 and December 31, 2010, the respective liabilities for estimated possible future losses relating to these representations and warranties were $4.6 million and $3.5 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

The following tables set forth the activity in our representation and warranty reserve, and our GSE repurchase requests during the periods indicated:

Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Balance, beginning of period	$4,193	$ 563	$3,537	$ --
Provision for repurchase loss (1)	446	697	1,102	1,260
Losses	--	--	--	--

Balance, end of period	$4,639	$1,260	$4,639	$1,260

(1) Due to new loan sales. There has been no change in estimates used in the provisioning process.

Repurchase Request Activity

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(dollars in thousands)	Number of Loans	Amount(1)	Number of Loans	Amount(1)
Balance, beginning of period	8	$1,633	1	$155
New repurchase requests (2)	52	11,857	70	15,823
Requests resolved (3)	(26)	(5,072)	(37)	(7,560)

Balance, end of period	34	$8,418	34	$8,418

(1)	Represents loan balance at origination.
(2)	All requests are from the GSEs and involve one-to-four family loans originated for sale since December 2009. No repurchase requests were received during the first nine months of 2010.
(3)	Of the 34 period-end requests, 30 were from FNMA and four from FHLMC. FNMA allows 90 days to respond, whereas FHLMC allows 30 days. Failure to respond to a request in a timely manner could result in the Company having an obligation to repurchase the loan. As of September 30, 2011, the Company had not repurchased any loans.

Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. However, we believe the amount and range of reasonably possible losses in excess of our reserve is not material to our operations nor to our financial condition or results of operations.

In the first quarter of 2011, we initiated the practice of originating prime jumbo one-to-four family loans for sale under contract to other financial institutions. Since then, we have continued to originate a small number of such loans. While we do not currently expect this expansion of our mortgage banking business to contribute materially to our earnings in 2011, we do believe it represents a logical extension of this business, with the potential to further benefit our revenue stream.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment(1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at September 30, 2011:

	At September 30, 2011
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$5,824,474	33.73%	$3,361,764	51.14%	$165,649	34.37%
Brooklyn	3,188,386	18.46	382,681	5.82	43,346	8.99
Bronx	2,420,395	14.01	230,847	3.51	31,255	6.49
Queens	1,813,354	10.50	610,055	9.28	64,226	13.33
Staten Island	122,404	0.71	73,455	1.12	11,639	2.41

Total New York City	$13,369,013	77.41%	$4,658,802	70.87%	$316,115	65.59%

Long Island	612,344	3.55	876,846	13.34	109,722	22.77
Other New York State	487,748	2.82	125,869	1.92	7,458	1.55
New Jersey	1,452,027	8.41	490,968	7.47	34,645	7.19
Pennsylvania	511,569	2.96	269,539	4.10	--	--
All other states	837,001	4.85	151,339	2.30	14,000	2.90

Total	$17,269,702	100.00%	$6,573,363	100.00%	$481,940	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Geographical Analysis of the Covered Loan Portfolio(1)

The following table presents a geographical analysis of our covered loan portfolio at September 30, 2011:

(in thousands)
California	$672,944
Florida	647,095
Arizona	390,386
Ohio	242,019
Massachusetts	170,709
Michigan	169,168
Illinois	133,049
New York	113,195
Nevada	102,886
Texas	99,342
Maryland	89,525
Washington	88,140
Colorado	84,708
All other states	870,128

Total covered loans	$3,873,294

(1)	At September 30, 2011, $3.5 billion, or 90.5%, of the covered loan portfolio consisted of one-to-four family loans. The remaining $369.6 million, or 9.5%, of the covered loan portfolio consisted of multi-family, CRE, ADC, C&I, consumer loans, and HELOCs.

Asset Quality: Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

Except for the non-accrual loans, loans over 90 days past due and still accruing interest, and troubled debt restructurings (“TDRs”) disclosed in this filing, we did not have any potential problem loans at September 30, 2011 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure were that the case.

The quality of our assets improved for the fourth consecutive quarter, as non-performing non-covered loans declined $86.1 million, or 17.1%, from the balance at June 30, 2011 and $207.6 million, or 33.2%, from the balance at December 31, 2010. Non-performing non-covered loans thus represented 1.66% of total non-covered loans at the end of the third quarter, reflecting improvements of 39 and 97 basis points respectively, from the measures at June 30th and December 31st.

Non-performing multi-family and CRE loans accounted for the bulk of these improvements, declining $45.1 million and $29.6 million, respectively, over the course of the quarter, and $68.3 million and $86.8 million, respectively, since December 31, 2010. Non-performing ADC loans declined $11.5 million and $40.4 million, respectively, over the three and nine months ended September 30, 2011, while non-performing one-to-four family loans declined by a more modest amount.

The following table sets forth the changes in non-performing loans for the nine months ended September 30, 2011:

(in thousands)
Balance at December 31, 2010	$624,431
New non-accrual in the period	196,985
Charge-offs	(49,253)
Transferred to other real estate owned	(55,261)
Loan payoffs including dispositions and principal amortization	(259,865)
Transferred to performing status	(40,203)

Balance at September 30, 2011	$416,834

The nine-month decline in the balance of non-performing non-covered multi-family loans included the following: (1) in the third quarter of this year, the transfer to OREO of a $17.2 million loan, secured by a property in New Jersey; and (2) in the second quarter of this year, the disposition of a $33.2 million loan secured by a 495-

unit multi-family property in Philadelphia, Pennsylvania; the disposition of a $19.6 million loan secured by a 237-unit multi-family property in the Bronx, New York; and the return to current status of an $18.6 million loan on a 191-unit multi-family property in Brooklyn, New York. In addition, the nine-month decline in non-performing non-covered multi-family loans reflects charge-offs of $57.7 million, including $10.2 million in the three months ended September 30, 2011.

The nine-month reduction in non-performing non-covered CRE loans includes (1) in the third quarter of this year, a transfer to OREO of a $25.0 million loan, secured by a property in Brooklyn, New York; and (2) in the first quarter of this year, the disposition of a $50.0 million loan secured by land in New York City.

Included in non-performing non-covered loans at the end of September were non-accrual mortgage loans of $400.9 million and non-accrual other loans of $16.0 million. A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income.

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

It is our policy to order updated appraisals for all non-performing loans, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, in the event that such a loan is more than 90 days past due, and if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loan becomes performing and is returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, or when a borrower requests an extension of a maturing loan. We do not analyze current LTV ratios on a portfolio-wide basis. We believe that disclosing the average LTV ratios at origination for our multi-family and CRE loan portfolios provides insight into the quality of these portfolios, as well as our stringent underwriting standards.

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

At September 30, 2011, non-covered OREO totaled $102.7 million, reflecting a three-month increase of $46.0 million and a nine-month increase of $74.6 million. The net effect of the increase in non-covered OREO and the reduction in non-performing non-covered loans was a substantial decline in non-performing non-covered assets to $519.5 million, representing 1.37% of total non-covered assets at that date. The September 30th balance was $40.1 million, or 7.2%, less than the balance at June 30, 2011 and $133.0 million, or 20.4%, less than the balance at December 31, 2010. Furthermore, the ratio of non-performing non-covered assets to total non-covered assets at September 30, 2011 reflected three- and nine-month improvements of 16 and 40 basis points, respectively.

The improvement in asset quality also was reflected in a reduction in the balance of loans 30 to 89 days past due. At September 30, 2011, loans 30 to 89 days past due totaled $37.8 million, down $15.3 million, or 28.8%, from the June 30th balance and down $113.2 million, or 75.0%, from the balance at December 31st. Although multi-family loans 30 to 89 days past due rose $6.2 million over the course of the quarter, the linked-quarter increase was more than offset by reductions in the remaining loan categories, including respective declines of $6.4 million and $13.5 million in the balances of past due CRE and ADC loans.

In addition to several loans being brought current in the third quarter, the nine-month decline in multi-family loans 30 to 89 days past due included the second quarter migration to non-accrual status of two loans on multi-family properties in Jersey City, New Jersey, totaling $24.8 million that were made to one borrower. In addition, two loans on multi-family properties in New York City totaling $5.2 million that were made to one borrower were restructured and classified as TDRs in the second quarter, and a $4.1 million loan secured by a 71-unit multi-family property in New Haven, Connecticut was brought current during that time.

Reflecting the meaningful declines in non-performing loans and loans 30 to 89 days past due, total delinquencies declined to $557.3 million at September 30, 2011, reflecting a 9.0% reduction from $612.8 million at the end of the second quarter and a 30.6% reduction from $803.5 million at December 31, 2010.

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

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers is typically greater than ten years. Furthermore, in New York City, where the majority of the buildings securing our multi-family loans are located, the rents that tenants may be charged on certain apartments is typically restricted under certain rent-control or rent-stabilization laws. As a result, the rents that tenants pay in such apartments are generally lower than current market rents. Buildings with a preponderance of such rent-regulated apartments are less likely to experience vacancies in times of economic adversity.

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits at origination, as previously noted, were below those amounts at September 30, 2011. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

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

Although the reasons for a loan to default will vary from credit to credit, our multi-family and CRE loans, in particular, typically have not resulted in significant losses. Such loans are generally originated at conservative LTV ratios, as previously stated. Furthermore, in the case of multi-family loans, the cash flows generated by the properties generally have significant value.

The Boards of Directors also take part in the ADC lending process, with all ADC loans requiring the approval of the Mortgage or Credit Committee, as applicable. In addition, a member of the pertinent committee participates in inspections when the loan amount exceeds $2.5 million. ADC loans primarily have been made to well-established builders who have borrowed from us in the past. We typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, which are not our primary focus, we typically lend up to 65% of the estimated as-completed market value of the property. Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

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

Fair values for all multi-family buildings, CRE properties, and land are determined based on the appraised value. If an appraisal is more than one year old and the loan is classified as non-performing, then an updated appraisal is required to determine fair value. Estimated disposition costs are deducted from the fair value of the property to determine estimated net realizable value. In the instance of an outdated appraisal on an impaired loan, we adjust the original appraisal by using a third-party index value to determine the extent of impairment until an updated appraisal is received.

While we strive to originate loans that will perform fully, the severity of the credit cycle has resulted in a greater number of loans transitioning to non-accrual status and a greater volume of net charge-offs than we incurred before the downward cycle turn. Nonetheless, the level of non-accrual loans has now declined for two consecutive quarters, and the level of net charge-offs recorded in the current third quarter was lower than the levels recorded in the trailing and year-earlier three-month periods. Specifically, net charge-offs totaled $13.1 million in the current third quarter, down $13.7 million linked-quarter and down $3.6 million year-over-year. The third quarter 2011 amount represented 0.04% of average loans on a non-annualized basis, down five basis points linked-quarter, and two basis points lower than the measure in the third quarter of 2010. Primarily reflecting an increase in net charge-offs in this year’s second quarter, net charge-offs totaled $78.6 million in the nine months ended September 30, 2011 and represented 0.27% of average loans, non-annualized.

Multi-family and CRE loans represented $57.4 million and $8.6 million, respectively, of net charge-offs in the first nine months of 2011, while ADC, one-to-four family, and other loans accounted for $5.6 million, $188,000, and $6.8 million, respectively. Of the respective nine-month amounts, $10.0 million and $295,000 of multi-family and CRE loans were charged off in the current third quarter; during this time, charge-offs of ADC, one-to-four family, and other loans amounted to $2.2 million, $20,000, and $566,000, respectively.

Reflecting the $59.0 million provision for losses on non-covered loans recorded in the first nine months of this year, and the corresponding period’s net charge-offs, the allowance for losses on non-covered loans was $139.4 million at September 30, 2011, as compared to $158.9 million at December 31, 2010. The September 30th amount was equivalent to 33.44% of non-performing non-covered loans and 0.55% of total non-covered loans; the comparable measures were 25.45% and 0.67%, respectively, at December 31st. Included in the nine-month provision for losses on non-covered loans was a third quarter provision of $18.0 million, up $3.0 million from the provision recorded in the second quarter of this year.

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

Based upon all relevant and available information at September 30, 2011, management believes that the allowance for losses on non-covered loans at that date was appropriate.

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

Despite the level of our non-performing multi-family loans, we would not expect to see a comparable level of losses. This is primarily due to the strength of the underlying collateral for these loans and the collateral structure upon which these loans are based. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return their loans to performing status.

Similarly, an increase in non-performing CRE loans would not necessarily be expected to result in a corresponding increase in losses on such credits. At September 30, 2011, non-performing CRE loans totaled $75.6 million, while charge-offs of CRE loans totaled $9.9 million in the nine months ended at that date. We believe this favorable loan loss experience is due to our historical practice of underwriting CRE loans in accordance with standards similar to those we follow in underwriting our multi-family loans.

We continue to de-emphasize the production of ADC and other loans, as well as one-to-four family loans for portfolio, in order to mitigate credit risk. At September 30, 2011, ADC loans, other loans, and one-to-four family loans represented 1.92%, 2.66%, and 0.56%, respectively, of total non-covered loans held for investment, as compared to 2.40%, 3.06%, and 0.72%, respectively, at December 31, 2010. At the end of September, 10.7%, 2.4%, and 10.3% of ADC loans, other loans, and one-to-four family loans, respectively, were non-performing loans.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, while non-performing non-covered loans represented 1.66% of total non-covered loans at September 30, 2011, the ratio of net charge-offs to average loans for the nine months ended at that date was 0.27% (non-annualized).

The following tables present the number and amount of non-accrual CRE and multi-family loans by originating bank at September 30, 2011 and December 31, 2010:

As of September 30, 2011	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	106	$258,629	53	$65,953
New York Commercial Bank	2	948	6	9,603

Total for New York Community Bancorp	108	$259,578	59	$75,556

As of December 31, 2010	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	128	$323,751	53	$130,132
New York Commercial Bank	3	4,141	12	32,268

Total for New York Community Bancorp	131	$327,892	65	$162,400

The following table presents information about our five largest non-performing loans as of September 30, 2011:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of loan	Multi-Family	Construction	Multi-Family	Construction	Multi-Family
Origination date	6/29/2005	12/21/2005	4/17/2008	9/12/2007	10/25/2006
Origination balance	$41,116,000	$21,462,500	$17,500,000	$ 4,292,189	$21,700,000
Full commitment balance	45,531,750	21,462,500	17,500,000	27,155,875	21,700,000
Balance at 9/30/2011	44,133,453	21,452,576	16,378,733	16,354,480	15,295,000
Associated loan loss allowance	None	None	None	None	None
Non-accrual date	2/2009	2/2010	6/2011	7/2011	3/2011
LTV at origination	76%	83%	73%	77%	86%
Current LTV	88	89	92	98	95
Last appraisal	12/2010	2/2011	4/2011	1/2011	4/2011

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of the five loans, as determined by using the fair value of collateral method defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10 and -40.

Loan No. 1:	The borrower is an owner of real estate throughout the nation and is based in New Jersey. This loan is collateralized by a complex of four multi-family buildings containing 672 residential and four commercial units in Washington, D.C.

Loan No. 2:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a vacant loft building in Manhattan, New York, which is prime for development.

Loan No. 3:	The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by a multi-family building containing 144 residential units in the Bronx, New York.

Loan No. 4:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a property being developed into a seven-story condominium building, to contain 33 residential units and 9,498 square feet of retail or professional space in Queens, New York. Construction was 99% completed at September 30, 2011.

Loan No. 5:	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a property being developed into an 18-story residential building to contain 25 work/live loft units and four commercial units in Jersey City, New Jersey. Construction was 83% completed at September 30,

2011. The loan is cross-collateralized with another Community Bank loan, and the combined LTV ratio is 95%, based on the most recent appraisal.

Troubled Debt Restructurings

In accordance with GAAP, we are required to account for certain loan modifications or restructurings as TDRs. In general, a modification or restructuring of a loan constitutes a TDR if we grant a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months.

In April 2011, the FASB issued guidance regarding the determination of whether a restructuring is a TDR. In anticipation of this action, we began applying these stricter, more conservative metrics at the beginning of 2011. Accordingly, we did not record any additional TDRs as a result of adopting the FASB’s new guidance when it became effective.

The following table presents information regarding our TDRs as of September 30, 2011:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$60,650	$174,322	$234,972
Commercial real estate	3,422	43,055	46,477
Acquisition, development, and construction	--	34,021	34,021
Commercial and industrial	--	3,787	3,787
One-to-four family	--	1,499	1,499

Total	$64,072	$256,684	$320,756

In an effort to proactively manage delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, capitalizing interest, and forbearance agreements. As of September 30, 2011, loans on which concessions were made with respect to rate reductions amounted to $247.2 million; loans on which maturities were extended or interest was capitalized amounted to $53.3 million; and loans in connection with which forbearance agreements were reached amounted to $20.3 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment regarding the likelihood that the concession will result in the maximum recovery for the Company.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at September 30, 2011 and December 31, 2010. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed on page 64 of this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2011	At or For the Year Ended December 31, 2010
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$158,942	$127,491
Provision for losses on non-covered loans	59,000	91,000
Charge-offs:
Multi-family	(57,722)	(27,042)
Commercial real estate	(9,903)	(3,359)
Acquisition, development, and construction	(6,181)	(9,884)
One-to-four family	(188)	(931)
Other loans	(9,485)	(19,569)

Total charge-offs	(83,479)	(60,785)
Recoveries	4,916	1,236

Balance at end of period	$139,379	$158,942

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$259,578	$327,892
Commercial real estate	75,556	162,400
Acquisition, development, and construction	51,468	91,850
One-to-four family	14,249	17,813

Total non-accrual non-covered mortgage loans	400,851	599,955
Other non-accrual non-covered loans	15,983	24,476

Total non-performing non-covered loans (1)	416,834	624,431
Other real estate owned (2)	102,656	28,066

Total non-performing non-covered assets	$519,490	$652,497

Asset Quality Ratios:
Non-performing non-covered loans to total non-covered loans	1.66%	2.63%
Non-covered non-performing assets to total non-covered assets	1.37	1.77
Allowance for losses on non-covered loans to non-performing non-covered loans	33.44	25.45
Allowance for losses on non-covered loans to total non-covered loans	0.55	0.67
Net charge-offs to average loans	0.27(3)	0.21

Loans 30-89 Days Past Due:
Multi-family	$20,866	$121,188
Commercial real estate	7,112	8,207
Acquisition, development, and construction	2,999	5,194
One-to-four family	2,513	5,723
Other loans	4,337	10,728

Total loans 30-89 days past due(4)	$37,827	$151,040

(1)	The September 30, 2011 and December 31, 2010 amounts exclude loans 90 days or more past due of $345.3 million and $360.8 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The September 30, 2011 and December 31, 2010 amounts exclude OREO totaling $84.1 million and $62.4 million, respectively, that are covered by an FDIC loss sharing agreement.
(3)	Presented on a non-annualized basis.
(4)	The September 30, 2011 and December 31, 2010 amounts exclude loans 30 to 89 days past due of $110.7 million and $130.5 million, respectively, that are covered by FDIC loss sharing agreements.

Asset Quality: Covered Loans and Covered OREO

The credit risk associated with the assets acquired in our AmTrust and Desert Hills transactions has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC will reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the transactions. In each case, the FDIC will reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond the initial amounts. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and HELOCs are effective for a ten-year period. Under the loss sharing agreements applicable to other loans and OREO, the FDIC will reimburse us for losses for a five-year period; the period for sharing in recoveries on other loans and OREO extends for a period of eight years.

We consider our covered loans to be performing due to the application of the yield accretion method under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills were no longer classified as non-performing at the dates of acquisition because we believed at that time that we would fully collect the new carrying value of those loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

In connection with the loss sharing agreements, we established FDIC loss share receivables of $740.0 million with regard to AmTrust and $69.6 million with regard to Desert Hills, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related loans is recognized. In the second quarter of 2011, a $7.6 million benefit was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. This benefit partially offset a provision for losses on covered loans of $8.7 million.

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

The loss share receivables may also increase due to accretion, which was $20.3 million in the first nine months of this year. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the first nine months of 2011, we received FDIC reimbursements of $113.6 million, including $36.2 million in the third quarter, which resulted in a decrease in the combined balance of the FDIC loss share receivables.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at September 30, 2011 and December 31, 2010, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Nine Months Ended September 30, 2011	At or For the Year Ended December 31, 2010
Covered Loans 90 Days or More Past Due:
Multi-family	$ 160	$ 410
Commercial real estate	13,215	12,060
Acquisition, development, and construction	5,905	12,664
One-to-four family	305,838	310,929
Other	20,185	24,764

Total covered loans 90 days or more past due	345,303	360,827
Covered other real estate owned	84,113	62,412

Total covered non-performing assets	$429,416	$423,239

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$259,738	$ 328,302
Commercial real estate	88,771	174,460
Acquisition, development, and construction	57,373	104,514
One-to-four family	320,087	328,742
Other non-performing loans	36,168	49,240

Total non-performing loans	762,137	985,258
Other real estate owned	186,769	90,478

Total non-performing assets (including covered assets)	$948,906	$1,075,736

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	2.63%	3.52%
Total non-performing assets to total assets	2.26	2.61
Allowance for loan losses to non-performing loans	20.99	17.34
Allowance for loan losses to total loans	0.55	0.61

Covered Loans 30-89 Days Past Due:
Multi-family	$ 932	$ 402
Commercial real estate	--	9,095
Acquisition, development, and construction	317	1,172
One-to-four family	102,039	108,691
Other loans	7,452	11,182

Total covered loans 30-89 days past due	$110,740	$130,542

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$ 21,798	$121,590
Commercial real estate	7,112	17,302
Acquisition, development, and construction	3,316	6,366
One-to-four family	104,552	114,414
Other loans	11,789	21,910

Total loans 30-89 days past due (including covered loans)	$148,567	$281,582

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at September 30, 2011:

(in thousands)
New York	$250,419
New Jersey	119,772
Florida	100,651
Arizona	60,918
Washington, D.C.	44,329
California	29,930
Connecticut	26,267
Nevada	17,406
Ohio	17,065
Massachusetts	10,952
Pennsylvania	10,612
All other states	73,816

Total non-performing loans	$762,137

Securities

The securities portfolio totaled $5.1 billion at September 30, 2011, down $521.3 million, or 9.2%, from the June 30th balance and up $358.7 million from the balance at December 31, 2010. The September 30th balance represented 12.3% of total assets, as compared to 14.0% and 11.6%, respectively, at the earlier dates.

The three-month decline in securities was the result of the drop in market interest rates over the course of the quarter, which triggered an increase in the repayment of securities. The nine-month increase was largely due to the purchase of GSE securities, which represented 93.9% of the securities portfolio at the end of September, as compared to 94.2% and 91.7%, respectively, at the earlier dates.

Held-to-maturity securities represented $4.6 billion of total securities at the end of September, down $858.1 million from the June 30th balance and up $512.6 million from the balance at year-end 2010. Included in the September 30th balance were mortgage-related securities of $3.1 billion and other securities of $1.5 billion. The fair values of the respective securities were $3.3 billion and $1.5 billion, representing 104.50% and 100.32% of the respective carrying amounts.

Available-for-sale securities totaled $499.1 million at September 30, 2011, reflecting a $366.8 million increase from the June 30th balance and a $153.9 million reduction from the balance at December 31, 2010. The average estimated life of the available-for-sale portfolio was 3.6 years at the end of September, as compared to 6.5 years and 3.8 years at the earlier dates. In addition, the estimated weighted average life of available-for-sale mortgage-related securities was 5.5 years at the end of September, as compared to 3.9 years and 3.6 years at the earlier dates.

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

Cash flows from the repayment and sale of loans totaled $10.3 billion in the first nine months of 2011, up from $8.9 billion in the first nine months of 2010. Included in the current nine-month amount were $5.6 billion from repayments of loans held for investment and $4.7 billion from the sale of one-to-four family loans. In the year-

earlier nine months, the repayment of loans held for investment generated cash flows of $2.9 billion, while the sale of one-to-four family loans generated cash flows of $6.0 billion.

Securities generated cash flows of $3.0 billion in the current nine-month period, as compared to $4.3 billion in the first nine months of 2010. Included in the current nine-month amount were $2.0 billion from repayments and $1.0 billion from sales.

Deposits

Deposits totaled $22.8 billion at September 30, 2011, reflecting a $954.9 million increase from the June 30th balance and a $943.6 million increase from the balance at December 31, 2010. Certificates of deposit (“CDs”) represented $7.5 billion, or 33.1%, of the September 30th balance, while NOW and money market accounts, savings accounts, and non-interest-bearing accounts together represented the remaining $15.2 billion, or 66.9%.

The three-month increase in deposits was attributable to a $772.8 million rise in non-interest-bearing accounts to $2.7 billion, including $361.5 million of non-interest-bearing accounts that were brokered, and a $298.3 million rise in the balance of CDs. These increases were modestly tempered by a $48.9 million decline in NOW and money market accounts to $8.6 billion and a $67.2 million decline in savings accounts to $3.9 billion.

While an $884.7 million increase in non-interest-bearing accounts was primarily responsible for the nine-month increase in deposits, the increase was also attributable to a $352.9 million increase in NOW and money market accounts and a $12.5 million increase in savings accounts. The nine-month increase in deposits was tempered by a $306.5 million reduction in the balance of CDs.

In keeping with our practice of utilizing brokered funds to supplement our funding, brokered deposits represented $3.8 billion of total deposits at September 30, 2011, as compared to $3.5 billion and $3.0 billion, respectively, at June 30, 2011 and December 31, 2010. Brokered NOW and money market accounts represented $3.5 billion of the September 30th total, with the aforementioned brokered non-interest-bearing accounts representing the rest. At both June 30, 2011 and December 31, 2010, the entire balance of brokered deposits consisted of NOW and money market accounts.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased) and, to a lesser extent, junior subordinated debentures and other borrowed funds (consisting primarily of preferred stock of subsidiaries and senior notes).

Borrowed funds totaled $13.4 billion at the end of September, reflecting a three-month increase of $397.8 million and a nine-month reduction of $121.0 million. The three-month rise and the nine-month decline were both attributable to changes in the balance of wholesale borrowings, which totaled $12.4 billion at the end of September, as compared to $12.0 billion at the end of the second quarter and $12.5 billion at December 31, 2010.

FHLB advances accounted for $8.3 billion, or 66.7%, of wholesale borrowings at the end of September, as compared to $7.9 billion and $8.4 billion, respectively, at June 30th and December 31st. Although the vast majority of our FHLB advances are with the FHLB-NY, we also have FHLB-Cincinnati advances of $664.1 million stemming from the AmTrust acquisition. The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight line-of-credit borrowings are secured by a pledge of certain eligible collateral in the form of loans and securities.

At the end of September, the balance of wholesale borrowings also included repurchase agreements of $4.1 billion, consistent with the balance at both June 30, 2011 and December 31, 2010. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to our ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for the brokerage firms we use.

A significant portion of our wholesale borrowings at quarter-end consisted of callable advances and callable repurchase agreements. At September 30, 2011, $11.6 billion of our wholesale borrowings were callable by December 31, 2011. Given the current interest rate environment, we do not expect these borrowings to be called.

While wholesale borrowings represented the majority of our borrowed funds, we also had junior subordinated debentures of $426.9 million and other borrowings of $608.6 million at September 30, 2011, comparable to the respective balances at June 30, 2011 and December 31, 2010. Included in other borrowings at all three dates were $602.0 million of fixed rate senior notes that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008. Of this amount, $512.0 million are due at December 16, 2011 and $90.0 million are due at June 22, 2012.

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

Market Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents a significant market risk. Changes in market interest rates represent the greatest challenge to our financial performance, because such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Boards of Directors and management monitor interest rate sensitivity on a regular and as needed basis so that adjustments in the asset and liability mix of each entity can be made when deemed appropriate.

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

To manage our interest rate risk in the current third quarter, we continued to pursue certain core components of our business model: (1) We emphasized the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We utilized our cash flows to fund our loan production and the purchase of GSE securities; and (3) We continued to reduce the cost of our interest-bearing deposits.

Our mortgage banking operation makes certain IRLCs to fund residential mortgage loans at a specified interest rate and price for a specific period of time (typically 10 to 60 days forward). When the loans are funded, they are held in inventory for approximately 30 days before being sold to GSEs or private investors. During the time an IRLC is outstanding, as well as during the time the funded loan is held in inventory, we are exposed to interest rate risk. To minimize this interest rate risk, we enter into forward commitments to sell mortgage loans (agreements to deliver/sell mortgage loans or mortgage-backed securities at a specific interest rate and price as of a pre-determined forward settlement date). To the extent that we are not able to deliver the loans on the specified settlement dates, we may be required to pay a fee to the buyer. The forward commitments are used to partially offset market value changes of the IRLCs and loan inventory, while options on U.S. Government treasuries are used to offset the delivery risk posed by the potential fall-out on the IRLCs. We may also use Eurodollar futures and other financial instruments to minimize these risks, depending on market conditions and the underlying product type (e.g., adjustable rate loans).

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

To mitigate the prepayment risk inherent in MSRs, we invest in exchange-traded derivative financial instruments which are expected to experience directionally opposite and partially offsetting changes in the capitalized fair value of the MSRs. The fair value of the MSR asset and any related derivatives are recorded at fair value at inception, while subsequent current-period changes in the fair value of the MSR and related derivatives are recognized through earnings.

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

At September 30, 2011, our one-year gap was a positive 2.56%, as compared to a positive 1.72% at December 31, 2010. Among other factors, the modest increase in our one-year gap was attributable to an increase in expected loan and securities repayments and a decline in the volume of CDs expected to mature or reprice within one year.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2011 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2011 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. Prepayment rates were assumed to range from 11% to 30% annually for mortgage-related securities, and from 16% to 18% for multi-family and CRE loans. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 44% for the first five years, 18% for years five through ten, and 38% for the years thereafter. NOW accounts were assumed to decay at 44% for the first five years, 27% for years five through ten, and 29% for the years thereafter.

Money market accounts, with the exception of those accounts having specified repricing dates, were assumed to decay at 84% for the first five years and 16% for years five through ten.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan and securities prepayments and deposit withdrawal activity.

To validate our prepayment assumptions for our multi-family and CRE loan portfolios, we perform a monthly analysis, during which we review our historical prepayment rates and compare them to our projected prepayment rates. We continually review the actual prepayment rates to ensure that our projections are as accurate as possible, since prepayments on these types of loans are not as closely correlated to changes in interest rates as prepayments on one-to-four family loans would be. In addition, we review the call provisions in our borrowings and investment portfolios and, on a monthly basis, compare the actual calls to our projected calls to ensure that our projections are reasonable.

As of September 30, 2011, the impact of a 100-basis point decrease in market interest rates would have increased our projected prepayment rates by approximately 9%. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates by approximately 21%.

Interest Rate Sensitivity Analysis

	At September 30, 2011
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$ 4,314,632	$6,566,078	$8,888,866	$7,740,666	$ 1,797,230	$ 286,189	$29,593,661
Mortgage-related securities(2)(3)	165,712	491,162	454,329	791,786	1,259,004	104,751	3,266,744
Other securities and money market investments(2)	1,403,838	676,355	34,125	375	86,950	129,618	2,331,261

Total interest-earning assets	5,884,182	7,733,595	9,377,320	8,532,827	3,143,184	520,558	35,191,666

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	3,688,186	498,740	1,005,797	1,854,080	1,005,347	536,536	8,588,686
Savings accounts	569,022	134,115	385,126	638,492	706,977	1,464,551	3,898,283
Certificates of deposit	2,139,771	3,457,938	1,266,692	655,906	7,638	756	7,528,701
Borrowed funds	1,965,213	91,824	836,221	2,779,179	7,529,565	213,075	13,415,077

Total interest-bearing liabilities	8,362,192	4,182,617	3,493,836	5,927,657	9,249,527	2,214,918	33,430,747

Interest rate sensitivity gap per period(4)	$(2,478,010)	$3,550,978	$5,883,484	$2,605,170	$(6,106,343)	$(1,694,360)	$ 1,760,919

Cumulative interest rate sensitivity gap	$(2,478,010)	$1,072,968	$6,956,452	$9,561,622	$3,455,279	$1,760,919

Cumulative interest rate sensitivity gap as a percentage of total assets	(5.90)%	2.56%	16.58%	22.78%	8.23%	4.20%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	70.37%	108.55%	143.37%	143.53%	111.07%	105.27%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at September 30, 2011, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+200	(4.08)%
+100	(1.66)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2011, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	0.54%
+100 over one year	0.09

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.6 billion at September 30, 2011, as compared to $1.9 billion at December 31, 2010. The nine-month reduction reflects the deployment of cash into GSE securities, and into the production of one-to-four family loans for sale, primarily in the third quarter of the year. In the first nine months of 2011, our loan and securities portfolios also continued to be significant sources of liquidity, with proceeds from the repayment and sale of loans totaling $10.3 billion, and the repayment and sale of securities generating cash flows of $3.0 billion.

Additional liquidity stems from the deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale sources of funds is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the FHLB-NY and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. As of September 30, 2011, our available borrowing capacity with the FHLB-NY was $4.1 billion. In addition, the Community Bank and the Commercial Bank had $495.3 million in available-for-sale securities, combined.

Our primary investing activity is loan production and, in the first nine months of 2011, the volume of loans originated exceeded the volume of loan repayments received. During this time, the net cash used in investing activities totaled $1.5 billion. Our financing activities provided net cash of $498.2 million and our operating activities provided net cash of $641.5 million.

CDs due to mature in one year or less from September 30, 2011 totaled $5.6 billion, representing 74.4% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Company (the “Parent Company”) is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Company is able to pay dividends either from surplus, or in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Company is not required to obtain prior Federal Reserve Bank approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks, where the dividend declared for a period is not supported by earnings for that period, or where the Company plans to declare a material increase in its dividend.

The Company’s ability to pay dividends may depend, in part, upon dividends it receives from the Banks. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the New York State Superintendent of Banks (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the first nine months of 2011, the Banks paid dividends totaling $340.0 million to the Parent Company, leaving $386.3 million that they could dividend to the Parent Company without regulatory approval at September 30, 2011. In addition, sources of liquidity available to the Parent Company included $142.0 million in cash and cash equivalents at September 30, 2011, together with $3.7 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such an application would be approved by the regulatory authorities.

Off-Balance-Sheet Arrangements and Contractual Commitments

At September 30, 2011, we had outstanding loan commitments of $3.6 billion and outstanding letters of credit totaling $148.6 million. In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current third quarter were comparable to the amounts at December 31, 2010, as disclosed in our 2010 Annual Report on Form 10-K.

In addition, we use various financial instruments, including derivatives, in connection with our strategies to reduce price risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to our mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope, based on the level and volatility of interest rates, the types of assets held, and other changes in market conditions. At September 30, 2011, we held derivative financial instruments with a notional value of $7.7 billion.

Capital Position

Stockholders’ equity totaled $5.6 billion at September 30, 2011, up $47.4 million from the balance recorded at December 31, 2010. Book value rose to $12.74 per share from $12.69 per share over the first nine months of 2011, while the ratio of stockholders’ equity to total assets declined to 13.28% from 13.42%. The decline in the latter ratio was due to the growth of our assets over the same nine-month period.

Consistent with our historical performance, our capital levels exceeded the minimum federal requirements for a bank holding company at September 30, 2011. On a consolidated basis, our Tier 1 leverage capital equaled $3.6 billion, representing 9.16% of adjusted average assets, and our Tier 1 and total risk-based capital equaled $3.6 billion and $3.7 billion, representing 13.64% and 14.25%, respectively, of risk-weighted assets. At December 31, 2010, our leverage capital, Tier 1 risk-based capital, and total risk-based capital amounted to $3.5 billion, $3.5 billion, and $3.7 billion, equivalent to 9.07% of adjusted average assets, 13.69% of risk-weighted assets, and 14.36% of risk-weighted assets, respectively.

In addition, our subsidiary banks had solid levels of capital at September 30, 2011, with both the Community Bank and the Commercial Bank exceeding the requirements for classification as “well capitalized” under the FDIC’s regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%, a minimum Tier 1 risk-based capital ratio of 6.00%, and a minimum total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2011 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements:

Regulatory Capital Analysis (the Company)

	000000000	000000000	000000000	000000000	000000000	000000000
	At September 30, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,566,988	9.16%	$3,566,988	13.64%	$3,726,977	14.25%
Regulatory capital requirement	1,556,853	4.00	1,046,202	4.00	2,092,403	8.00

Excess	$2,010,135	5.16%	$2,520,786	9.64%	$1,634,574	6.25%

Regulatory Capital Analysis (New York Community Bank)

	At September 30, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,219,343	8.79%	$3,219,343	12.96%	$3,365,512	13.55%
Regulatory capital requirement	1,464,363	4.00	993,651	4.00	1,987,302	8.00

Excess	$1,754,980	4.79%	$2,225,692	8.96%	$1,378,210	5.55%

Regulatory Capital Analysis (New York Commercial Bank)

	At September 30, 2011
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$315,497	11.53%	$315,497	17.09%	$329,752	17.86%
Regulatory capital requirement	109,445	4.00	73,855	4.00	147,710	8.00

Excess	$206,052	7.53%	$241,642	13.09%	$182,042	9.86%

Earnings Summary for the Three Months Ended September 30, 2011

We generated earnings of $119.8 million, or $0.27 per diluted share, in the three months ended September 30, 2011, as compared to $119.5 million, or $0.27 per diluted share, in the trailing quarter and $135.6 million, or $0.31 per diluted share, in the third quarter of 2010.

Linked-Quarter Comparison

The modest linked-quarter rise in our third quarter 2011 earnings was primarily due to the doubling of our mortgage banking income, as a decline in residential mortgage interest rates triggered an increase in refinancing activity and new home purchases. Mortgage banking income rose $12.5 million to $24.3 million over the course of the quarter, far exceeding the impact of a $2.0 million reduction in fee income, bank-owned life insurance (“BOLI”) income, and other income, combined.

Including net securities gains of $6.7 million (equivalent to $4.0 million on an after-tax basis), non-interest income totaled $58.1 million in the current third quarter, as compared to $58.9 million in the second quarter of this year. Included in the second quarter amount were net securities gains of $18.7 million and a $9.8 million gain on business disposition, which more than offset the impact of an $18.1 million OTTI loss on certain preferred stock. On an after-tax basis, the net securities gains and gain on business disposition recorded in the three months ended June 30, 2011 were equivalent to $11.2 million and $5.9 million, respectively. The OTTI loss recorded in the second quarter of this year was equivalent to $10.8 million after-tax.

The linked-quarter increase in earnings was tempered by a $7.0 million decline in net interest income to $295.0 million, primarily reflecting a $13.7 million decrease in prepayment penalty income to $13.1 million, as the pace of refinancing activity and repayments slowed substantially. In addition, we increased our provision for losses on non-covered loans by $3.0 million to $18.0 million over the three months ended September 30, 2011.

The latter increase was largely offset by a $1.4 million decline in operating expenses to $146.5 million, as a $3.7 million increase in compensation and benefits expense to $76.9 million was tempered by a modest decline in occupancy and equipment expense to $21.7 million and a $5.0 million decline in G&A expense to $47.9 million. Included in third quarter 2011 compensation and benefits expense were severance charges of $2.3 million, equivalent to $1.4 million after-tax.

Year-Over-Year Comparison

The difference between our earnings in the current and year-earlier third quarters was primarily due to a $49.0 million reduction in non-interest income, which exceeded the benefit of an $8.8 million increase in net interest income and a $14.0 million decline in the provision for losses on non-covered loans. In addition, non-interest expense rose $1.5 million year-over-year, as a $3.3 million increase in operating expenses was tempered by a $1.7 million decline in the amortization of CDI.

The year-over-year decline in non-interest income was primarily due to a $52.2 million reduction in mortgage banking income, which was modestly tempered by the aforementioned net securities gains. In the third quarter of 2010, the level of non-interest income recorded was somewhat increased by a $2.4 million gain on the repurchase of certain trust-preferred securities.

The year-over-year increase in operating expenses was primarily due to a $4.0 million rise in compensation and benefits expense, which included the aforementioned severance charges. In the third quarter of 2010, our operating expenses included acquisition-related costs of $2.1 million that were recorded in G&A expense and were equivalent to $1.3 million after-tax.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate—the rate at which banks borrow funds overnight from one another—as it deems necessary. The target federal funds rate has been maintained at a range of zero to 0.25% since the fourth quarter of 2008 and is expected to be maintained at that level through 2013.

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

In the three months ended September 30, 2011, we recorded net interest income of $295.0 million, representing a linked-quarter decrease of $7.0 million and a year-over-year increase of $8.8 million.

Linked-Quarter Comparison

At $166.9 million, the interest expense recorded in the current third quarter was consistent with the trailing-quarter level; however, the level of interest income declined $7.1 million to $461.9 million during the same time. A combination of factors contributed to the linked-quarter reduction in interest income, including: (1) the decline in market interest rates over the course of the quarter and the origination of loans at lower yields than those in the existing portfolio; (2) a decline in repayments and refinancing activity in our multi-family space; and (3) a $13.7 million decline in prepayment penalty income to $12.1 million from the level recorded in the second quarter of this year.

Reflecting the factors cited above, the average yield on loans fell 24 basis points linked-quarter to 5.46%, and the average yield on securities declined 21 basis points to 3.94%. Prepayment penalty income added 17 basis points to the average yield on loans in the current third quarter, down from 36 basis points in the second quarter of this year. The linked-quarter decline in average yields was somewhat tempered by a $1.1 billion increase in the average balance of interest-earning assets, to $35.6 billion, as the average balance of loans rose $664.7 million to $29.3 billion, and the average balance of securities rose $412.8 million to $6.3 billion.

Another factor contributing to the linked-quarter decline in net interest income was the discrepancy between the decline in asset yields and the decline in funding costs. The decline in funding costs was far more modest than the decline in asset yields, as the federal funds rate was maintained at a range of zero to 0.25 basis points for the 11th consecutive quarter, limiting the extent to which funding costs could further decline. Thus, while the average yield on assets fell 25 basis points, to 5.19%, over the course of the quarter, the average cost of funds declined three basis points to 2.00%. The reduction in the average yield on assets was primarily due to a linked-quarter decline in repayments and refinancing activity, as a result of which prepayment penalty income added 14 basis points to the average yield on assets in the current third quarter, down from 30 basis points in the trailing three-month period.

The decline in our cost of funds occurred in tandem with a modest rise in average interest-bearing liabilities to $33.2 billion, as a $238.8 million decline in the average balance of interest-bearing deposits to $19.8 billion was exceeded by a $332.1 million rise in the average balance of borrowed funds to $13.4 billion. The average cost of interest-bearing deposits fell three basis points during this time, to 0.76%, while the average cost of borrowed funds fell nine basis points to 3.84%.

Although the average balance of CDs rose $86.7 million to $7.3 billion on a linked-quarter basis, the increase was exceeded by a $226.1 million decline in average NOW and money market accounts to $8.6 billion and a $99.4 million decline in average savings accounts to $3.9 billion. The average cost of CDs declined two basis points over the course of the quarter, while the average costs of NOW and money market accounts and savings accounts fell five basis points each.

During the quarter, the average balance of non-interest-bearing accounts rose $230.9 million to $2.2 billion, primarily reflecting an increase in brokered accounts.

Year-Over-Year Comparison

Although interest income fell $5.5 million year-over-year in the current third quarter, the decrease was exceeded by a $14.3 million decline in interest expense.

The year-over-year decline in interest income was driven by a 27-basis point drop in the average yield on interest-earning assets, as the average yields on loans and securities fell 19 and 45 basis points, respectively, in the current third quarter from the average yields recorded in the three months ended September 30, 2010. The impact of these declines was partly offset by a $1.4 billion increase in the average balance of interest-earning assets, as the average loan portfolio rose $308.3 million and the average securities portfolio rose $1.1 billion year-over-year. In addition, prepayment penalty income was $8.2 million higher in the current third quarter than it was in the third quarter of 2010, when the volume of loans refinancing was considerably lower than it was in the current three-month period.

The year-over-year decrease in interest expense was largely a function of the low federal funds rate, the downward repricing of our interest-bearing liabilities, and a strategic reduction in higher-cost CDs. Reflecting these factors, the average cost of funds fell 13 basis points year-over-year, as the average cost of interest-bearing deposits declined 24 basis points in tandem with a $528.7 million decline in the average balance, and the average cost of borrowed funds declined three basis points in tandem with a $5.7 million decline in the average balance of such funds. Although the average balances of NOW and money market accounts and savings accounts rose year-over-year, the average costs of such funds declined 20 and 12 basis points, respectively. During this time, the average balance of CDs declined by $1.1 billion and the average cost of such funds fell 24 basis points. Meanwhile, the average balance of non-interest-bearing accounts rose $400.9 million year-over-year.

Interest Rate Spread and Net Interest Margin

Reflecting the same factors that led to the reductions in net interest income, the Company’s interest rate spread declined 22 and 14 basis points, respectively, to 3.19% in the current third quarter from the measures recorded in the trailing and year-earlier three months. Similarly, the Company’s margin declined 17 basis points to 3.33% on a linked-quarter basis, and was down three basis points from the measure recorded in the third quarter of 2010.

Prepayment penalty income added 14 basis points to the Company’s margin in the current third quarter, down from 30 basis points in the trailing quarter and up from five basis points in the third quarter of 2010.

The amount of prepayment penalty income recorded in any given quarter is not only a function of repayment and refinancing levels but also the number of years remaining on each loan that repays or refinances during that time. The number of years dictates the number of prepayment penalty points that are charged on the remaining principal balance, based on a sliding scale of five points to one, as discussed under “Multi-Family Loans” and “Commercial Real Estate Loans” earlier in this report.

In addition, while prepayment penalty income may rise during periods of declining market interest rates, it should be noted that such income may also rise during periods when market interest rates rise or are expected to go up. Borrowers may opt to lock in a lower interest rate at times when rates are rising or are expected to do so, in order to avoid the risk of refinancing in the future when interest rates could be higher than they already are.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	September 30, 2011			June 30, 2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$29,307,784	$400,114	5.46%	$28,643,118	$408,292	5.70%
Securities and money market investments (2)(3)	6,271,884	61,777	3.94	5,859,082	60,716	4.15

Total interest-earning assets	35,579,668	461,891	5.19	34,502,200	469,008	5.44
Non-interest-earning assets	5,682,316			6,351,588

Total assets	$41,261,984			$40,853,788

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,568,443	$9,095	0.42%	$8,794,496	$10,398	0.47%
Savings accounts	3,923,401	3,696	0.37	4,022,838	4,206	0.42
Certificates of deposit	7,332,241	25,173	1.36	7,245,588	24,952	1.38

Total interest-bearing deposits	19,824,085	37,964	0.76	20,062,922	39,556	0.79
Borrowed funds	13,350,451	128,960	3.84	13,018,339	127,508	3.93

Total interest-bearing liabilities	33,174,536	166,924	2.00	33,081,261	167,064	2.03
Non-interest-bearing deposits	2,219,795			1,988,889
Other liabilities	366,427			325,621

Total liabilities	35,760,758			35,395,771
Stockholders’ equity	5,501,226			5,458,017

Total liabilities and stockholders’ equity	$41,261,984			$40,853,788

Net interest income/interest rate spread		$294,967	3.19%		$301,944	3.41%

Net interest margin			3.33%			3.50%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.04x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-over-Year)

	For the Three Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$29,307,784	$400,114	5.46%	$28,999,495	$410,178	5.65%
Securities and money market investments(2)(3)	6,271,884	61,777	3.94	5,212,610	57,252	4.39

Total interest-earning assets	35,579,668	461,891	5.19	34,212,105	467,430	5.46
Non-interest-earning assets	5,682,316			7,187,234

Total assets	$41,261,984			$41,399,339

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,568,443	$9,095	0.42%	$8,045,495	$12,542	0.62%
Savings accounts	3,923,401	3,696	0.37	3,900,662	4,824	0.49
Certificates of deposit	7,332,241	25,173	1.36	8,406,674	33,847	1.60

Total interest-bearing deposits	19,824,085	37,964	0.76	20,352,831	51,213	1.00
Borrowed funds	13,350,451	128,960	3.84	13,356,185	130,029	3.87

Total interest-bearing liabilities	33,174,536	166,924	2.00	33,709,016	181,242	2.13
Non-interest-bearing deposits	2,219,795			1,818,911
Other liabilities	366,427			522,056

Total liabilities	35,760,758			36,049,983
Stockholders’ equity	5,501,226			5,349,356

Total liabilities and stockholders’ equity	$41,261,984			$41,399,339

Net interest income/interest rate spread		$294,967	3.19%		$286,188	3.33%

Net interest margin			3.33%			3.36%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.01x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

In the third quarter of 2011, we recorded a provision for losses on non-covered loans of $18.0 million, $3.0 million more than the June 30th provision and $14.0 million less than the provision recorded in the third quarter of 2010. Reflecting the current third quarter provision and net charge-offs of $13.1 million, the allowance for losses on non-covered loans was $139.4 million at September 30, 2011, representing 33.44% of non-performing non-covered loans and 0.55% of total non-covered loans. At June 30, 2011 and December 31, 2010, the allowance for losses on non-covered loans totaled $134.5 million and $158.9 million, representing 26.73% and 25.45%, respectively, of non-performing non-covered loans and 0.55% and 0.67%, respectively, of total non-covered loans.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for losses on covered loans, together with the discussion of asset quality that begins on page 56 of this report.

In the second quarter of 2011, we also recorded a provision of $8.7 million for losses on covered loans. This provision was largely due to credit deterioration in the C&I loan portfolio acquired in the Desert Hills transaction, and in the portfolios of HELOCS acquired in the acquisitions of both Desert Hills and AmTrust. The provision for covered loans was largely offset by FDIC indemnification income of $7.6 million that was recorded in non-interest income for the three months ended June 30, 2011. No comparable provision was recorded in the current third quarter or the third quarter of 2010.

Non-Interest Income

The Company has four ongoing sources of non-interest income: mortgage banking income, fee income, income from BOLI, and other income, the latter consisting primarily of revenues from the sale of third-party investment products and revenues generated by a New York Community Bank subsidiary, Peter B. Cannell & Co., Inc. In the three months ended September 30, 2011, revenues from these four ongoing sources totaled $51.3 million, as compared to $40.8 million in the trailing quarter and $105.5 million in the three months ended September 30, 2010.

The majority of the linked-quarter increase was attributable to mortgage banking income, which more than doubled to $24.3 million from $11.8 million over the three months ended September 30, 2011. While the linked-quarter increase in mortgage banking income was attributable to a rise in originations, as residential mortgage rates fell to the lowest level in six decades, the year-over-year decline of $52.2 million was attributable to a marked decrease in refinancing activity and new home purchases from the levels experienced in the third quarter of 2010.

In addition to the revenues generated by fee income, BOLI income, mortgage banking income, and other income in the three months ended September 30, and June 30, 2011, the Company’s non-interest income included respective net gains of $6.7 million and $18.7 million on the sale of certain securities. In the second quarter of this year, non-interest income was further increased by a $9.8 million gain on the disposition of our insurance premium financing business and FDIC indemnification income of $7.6 million. The benefit of the various gains recorded in the second quarter of 2011 was tempered by an $18.1 million OTTI loss on certain preferred stock. No comparable loss was recorded in the current third quarter or in the third quarter of 2010.

Combining the respective net gains with the revenues produced by our four ongoing revenue sources, we recorded total non-interest income of $58.1 million in the current third quarter, as compared to $58.9 million in the trailing quarter and $107.1 million in the three months ended September 30, 2010.

The following table summarizes the components of non-interest income for the three months ended September 30, 2011, June 30, 2011, and September 30, 2010:

	For the Three Months Ended
(in thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Fee income	$11,544	$ 12,143	$ 13,403
BOLI income	6,890	7,564	6,792
Net gain on sale of securities	6,734	18,743	--
Gain on business disposition	--	9,823	--
Loss on OTTI of securities	--	(18,124)	(826)
FDIC indemnification income	--	7,624	--
Mortgage banking income	24,274	11,774	76,465
Gain on debt repurchase	--	--	2,441
Other income:
Peter B. Cannell & Co., Inc.	3,326	3,635	3,115
Third-party investment product sales	3,180	3,273	2,939
Other	2,121	2,433	2,774

Total other income	8,627	9,341	8,828

Total non-interest income	$58,069	$ 58,888	$107,103

Non-Interest Expense

Non-interest expense consists of operating expenses (comprised of compensation and benefits, occupancy and equipment, and G&A expenses) and the amortization of CDI. In the three months ended September 30, 2011, non-interest expense totaled $152.6 million, reflecting a linked-quarter reduction of $2.4 million and a more modest reduction from the year-earlier amount.

Operating expenses accounted for $146.5 million of non-interest expense in the current third quarter, reflecting a $1.4 million decrease from the trailing-quarter level and a modest increase from the year-earlier amount.

The linked-quarter decline in operating expenses was the net effect of a $5.0 million decrease in G&A expense to $47.9 million, a modest decrease in occupancy and equipment expense to $21.7 million, and a $3.7 million increase in compensation and benefits expense to $76.9 million. While the decline in G&A expense was primarily due to an adjustment in the way our FDIC deposit insurance premiums are calculated, the increase in compensation and benefits expense was primarily due to severance charges of $2.3 million, largely in connection with a change in our staffing model that resulted in the elimination of certain positions across our branch network.

Income Tax Expense

Income tax expense consists of federal, state, and local taxes. In the three months ended September 30, 2011, we recorded income tax expense of $62.7 million, modestly higher than the trailing-quarter level and $11.9 million less than the level recorded in the third quarter of 2010. While pre-tax income rose modestly to $182.4 million on a linked-quarter basis, the year-over-year comparison reflects a decline of $27.8 million. In addition, the effective tax rate was 34.4% in the three months ended September 30, and June 30, 2011, as compared to 35.5% in the third quarter of 2010.

The difference between the levels of pre-tax income recorded in the three months ended September 30, 2011 and 2010 is primarily attributable to the year-over-year decline in mortgage banking income from originations and the impact of declining market interest rates on net interest income.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

Earnings Summary for the Nine Months Ended September 30, 2011

In the nine months ended September 30, 2011, we generated earnings of $362.4 million, or $0.82 per diluted share, as compared to $391.2 million, or $0.90 per diluted share, in the first nine months of 2010.

Our earnings in the current nine-month period were supported by a $25.2 million increase in net interest income to $900.2 million, and by a $15.0 million reduction in the provision for losses on other loans to $59.0 million as our asset quality improved. Nonetheless, these favorable factors were exceeded by the combination of a $59.1 million decline in total non-interest income to $175.6 million and a $25.2 million increase in non-interest expense to $454.4 million from the year-earlier amounts. In addition, we recorded an $8.7 million provision for losses on covered loans in the second quarter of 2011, which was largely offset by FDIC indemnification income of $7.6 million, recorded in non-interest income during the same three-month period.

While the year-over-year decline in non-interest income was due to a combination of factors, it was primarily attributable to an $87.5 million reduction in mortgage banking income to $56.0 million, as refinancing activity and home purchases in the one-to-four family space significantly declined. The impact of the decline in mortgage banking income was somewhat reduced by net securities gains of $35.5 million in the first nine months of this year, including gains of $6.7 million and $18.7 million, respectively, in the third and second quarters, together with a $9.8 million gain on business disposition recorded in the second quarter of this year. The gains recorded in the second quarter of 2011 served to offset the impact of an $18.1 million OTTI loss on certain trust preferred securities that also was recorded during that time.

The year-over-year rise in nine-month non-interest expense was primarily due to a $14.6 million increase in compensation and benefits expense to $222.2 million and a $13.9 million increase in G&A expense to $146.1 million. The year-over-year increase in compensation and benefits expense was primarily due to normal salary increases and stock award grants, and, to a much lesser extent, the severance charges recorded in the third quarter of this year. The rise in G&A expense primarily reflects an increase in FDIC deposit insurance premiums and expenses stemming from the acquisition, management, and disposition of OREO.

In the nine months ended September 30, 2010, our non-interest income was increased by a $2.9 million gain on the Desert Hills acquisition and a $2.7 million gain on the repurchase of certain debt which, together, were equivalent to $4.5 million after-tax. During this time, our non-interest expense was increased by acquisition-related costs of $5.2 million, equivalent to $3.3 million after-tax.

Net Interest Income

Net interest income rose $25.2 million year-over-year to $900.2 million in the nine months ended September 30, 2011 as the impact of a $31.2 million decline in interest income to $1.4 billion was exceeded by the impact of a $56.4 million decline in interest expense to $501.7 million.

Interest Income

The 2.2% decline in interest income was the net effect of a $322.2 million increase in the average balance of interest-earning assets to $34.6 billion and an 18-basis point reduction in the average yield to 5.40%. Although the average balance of loans rose $199.2 million year-over-year, and the average balance of securities and money market investments rose $123.0 million, the average yields on such assets fell 11 basis points and 43 basis points, respectively, year-over-year. As a result, the interest income produced by loans declined $16.7 million to $1.2 billion and the interest income produced by securities and money market investments fell $14.5 million to $177.5 million.

While a decline in market interest rates contributed to the reductions in the average yields on both loans and securities and money market investments, the reduction in the average yield on loans was partially offset by an increase in prepayment penalty income as refinancing activity in the multi-family space rose. Prepayment penalty income added $57.7 million and $7.5 million, respectively, to the interest income generated by loans in the nine months ended September 30, 2011 and 2010, and 27 and three basis points, respectively, to the corresponding period yields.

Interest Expense

The 10.1% reduction in interest expense in the first nine months of 2011 was the result of a $1.5 billion decline in the average balance of interest-bearing liabilities to $33.1 billion and a 13-basis point decline in the average cost of funds to 2.03%. The reduction in the average balance was driven by declines in the average balances of both borrowed funds and interest-bearing deposits; the decline in the average cost of funds was the net effect of a decrease in the average cost of interest-bearing deposits and a modest increase in the average cost of borrowed funds.

The interest expense generated by borrowed funds fell $5.7 million year-over-year, to $381.9 million, as the benefit of a $527.5 million decline in the average balance to $13.1 billion was tempered by the impact of a nine-basis point rise in the average cost to 3.88%. The interest expense generated by interest-bearing deposits fell $50.7 million year-over-year, to $119.8 million, as the average balance of such funds fell $925.9 million to $20.0 billion, and the average cost of such funds fell 29 basis points to 0.80%. CDs accounted for $77.1 million of the interest expense produced by interest-bearing deposits in the current nine-month period, reflecting a $31.6 million decrease, as the average balance of such funds fell $1.4 billion to $7.4 billion and the average cost fell 26 basis points to 1.39%.

In addition to the low level of short-term interest rates, the declines in the average balance and cost of CDs largely reflects our long-held practice of allowing higher-cost deposits to run off rather than retain them when doing so would require paying a more competitive (i.e., higher) interest rate.

Although the interest expense produced by NOW and money market accounts, and savings accounts, also declined from the year-earlier nine-month levels, these reductions were entirely due to declines in the average cost of such funds. The average balance of NOW and money market accounts rose $387.8 million year-over-year, to $8.6 billion, yet the average cost of such funds fell 26 basis points to 0.48%. Similarly, the average balance of savings accounts rose $72.0 million year-over-year, to $4.0 billion, yet the average cost of such funds fell 15 basis points, to 0.41%.

Interest Rate Spread and Net Interest Margin

At 3.37%, our interest rate spread was five basis points narrower than the year-earlier measure, while our net interest margin expanded seven basis points, to 3.47%, during the same time. While prepayment penalty income added 22 basis points to our spread and 23 basis points to our margin in the current nine months (as compared to three basis points each in the year-earlier period), the year-over-year increase in our nine-month margin also reflects the increased deployment of cash into interest-earning assets.

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

Net Interest Income Analysis

	For the Nine Months Ended
	September 30, 2011			September 30, 2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$28,816,967	$1,224,348	5.67%	$28,617,776	$1,241,021	5.78%
Securities and money market investments (2)(3)	5,773,211	177,474	4.10	5,650,228	191,974	4.53

Total interest-earning assets	34,590,178	1,401,822	5.40	34,268,004	1,432,995	5.58
Non-interest-earning assets	6,354,770			7,845,443

Total assets	$40,944,948			$42,113,447

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,598,278	$30,647	0.48%	$8,210,458	$45,386	0.74%
Savings accounts	3,952,332	12,029	0.41	3,880,299	16,369	0.56
Certificates of deposit	7,405,528	77,099	1.39	8,791,306	108,727	1.65

Total interest-bearing deposits	19,956,138	119,775	0.80	20,882,063	170,482	1.09
Borrowed funds	13,140,027	381,884	3.88	13,667,543	387,540	3.79

Total interest-bearing liabilities	33,096,165	501,659	2.03	34,549,606	558,022	2.16
Non-interest-bearing deposits	2,008,140			1,766,781
Other liabilities	350,279			447,134

Total liabilities	35,454,584			36,763,521
Stockholders’ equity	5,490,364			5,349,926

Total liabilities and stockholders’ equity	$40,944,948			$42,113,447

Net interest income/interest rate spread		$900,163	3.37%		$874,973	3.42%

Net interest margin			3.47%			3.40%

Ratio of interest-earning assets to interest-bearing liabilities			1.05x			0.99x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for Loan Losses

In the first nine months of 2011, we recorded a provision for losses on non-covered loans of $59.0 million, as compared to $74.0 million in the first nine months of 2010. Reflecting the current nine-month provision and current nine-month net charge-offs of $78.6 million, the allowance for losses on non-covered loans totaled $139.4 million at September 30th, representing 33.44% of total non-performing non-covered loans and 0.55% of total non-covered loans.

We also recorded an $8.7 million provision for losses on covered loans in the nine months ended September 30, 2011; no comparable provision was recorded in the first nine months of 2010. The provision was recorded in the second quarter of this year and was primarily due to credit deterioration in the C&I loan portfolio acquired in the Desert Hills transaction, and in the portfolios of HELOCs acquired in the acquisitions of both Desert Hills and AmTrust.

Non-Interest Income

Non-interest income totaled $175.6 million in the first nine months of 2011, down $59.1 million from the total in the first nine months of 2010. Of the current nine-month amount, $140.8 million stemmed from our four ongoing sources: mortgage banking income, fee income, BOLI income, and other income. Non-interest income totaled $234.7 million in the year-earlier nine-month period; of that amount, the four ongoing sources of non-interest income accounted for $231.0 million and a $2.9 million gain on business acquisition accounted for much of the rest.

As previously indicated, the year-over-year decline in non-interest income was largely due to an $87.5 million reduction in mortgage banking income, reflecting the same factors that impacted the year-over-year decline in the third quarter of this year: a rise in average mortgage interest rates coupled with a decline in consumer confidence and continued weakness in the U.S. housing market, which discouraged existing home owners from refinancing and first-time buyers from purchasing homes. Income from originations totaled $56.0 million and $99.6 million, respectively, in the current and year-earlier nine-month periods, while servicing income totaled $2,000 and $43.9 million, respectively, during the corresponding periods. The level of servicing income recorded in the first nine months of 2010 primarily reflects the benefit of a contract with the FDIC to service the loans it acquired in the AmTrust transaction; our contract with the FDIC expired in the fourth quarter of 2010.

Although non-interest income for the first nine months of this year was also reduced by the $18.1 million OTTI loss recorded in the second quarter, the impact was more than offset by the $35.5 million net gain on the sale of securities in the first nine months of 2011, together with the $9.8 million gain on business disposition, and FDIC indemnification income of $7.6 million, both of which were recorded in the second quarter of this year.

The following table summarizes the sources and amounts of non-interest income in the nine months ended September 30, 2011 and 2010:

Non-Interest Income Analysis

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
Fee income	$35,586	$41,456
BOLI	21,343	20,968
Net gain (loss) on sale of securities	35,469	(8)
Gain on business disposition	9,823	--
Loss on OTTI of securities	(18,124)	(1,971)
FDIC indemnification income	7,624	--
Mortgage banking income	55,986	143,497
Gain on business acquisition	--	2,883
Gain on debt repurchase	--	2,734
Other income:
Peter B. Cannell & Co., Inc.	10,590	9,216
Third-party investment product sales	9,624	7,825
Other	7,646	8,063

Total other income	27,860	25,104

Total non-interest income	$175,567	$234,663

Non-Interest Expense

Non-interest expense rose $25.2 million year-over-year to $454.4 million in the first nine months of 2011, as a $28.1 million increase in operating expenses to $433.7 million was modestly tempered by a $3.0 million reduction in CDI amortization to $20.6 million.

The increase in operating expenses was driven by higher compensation and benefits and G&A expenses. At $222.2 million, compensation and benefits expense was $14.6 million higher than the year-earlier level, primarily reflecting normal salary increases and the distribution of stock award grants. Also included in the current nine-month amount were severance charges of $2.3 million recorded in the third quarter of this year. G&A expense rose $13.9 million year-over-year to $146.1 million, primarily reflecting the aforementioned increase in FDIC deposit insurance premiums and an increase in expenses incurred in connection with the acquisition, management, and disposition of OREO. While acquisition-related costs added $5.2 million to G&A expense in the year-earlier nine-month period, no comparable costs were recorded in the first nine months of 2011.

The occupancy and equipment expense recorded in the current nine months was fairly consistent with the year-earlier level, having dropped a modest $378,000 to $65.4 million.

Income Tax Expense

Income tax expense declined to $191.3 million in the current nine-month period from $215.2 million in the first nine months of 2010. The reduction was attributable to a $52.8 million decline in pre-tax income to $553.7 million, together with a decline in the effective tax rate to 34.5% from 35.5%.

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

Downgrades in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured, or guaranteed by certain related institutions, agencies, and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

U.S. debt instruments, including the long-term debt issued by Fannie Mae and Freddie Mac and other U.S. government agencies, are key assets on the balance sheets of financial institutions, including the Company. Downgrades to these debt instruments by one or more credit rating agencies could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by such instruments, in addition to affecting the pricing of that funding when it is available. We cannot predict if, when, or how such changes to the credit ratings of these instruments could affect economic conditions. Such ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company’s 2010 Annual Report on Form 10-K.

The risks described in the Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2011, the Company allocated $92,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: July 1, 2011 through July 31, 2011	1,484	$15.20	1,484	839,762
Month #2: August 1, 2011 through August 31, 2011	377	12.00	377	839,385
Month #3: September 1, 2011 through September 30, 2011	5,283	12.23	5,283	834,102
Total	7,144	$12.84	7,144

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 834,102 shares were still available for repurchase at September 30, 2011. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2011	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 9, 2011	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer